Form 10-Q
period 2010-09-30
ELECTRONIC ARTS INC.
filed 2010-11-08
CIK 712515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 4, 2010, there were 331,834,777 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	September 30, 2010	March 31, 2010 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,056	$1,273
Short-term investments	495	432
Marketable equity securities	106	291
Receivables, net of allowances of $153 and $217, respectively	444	206
Inventories	155	100
Deferred income taxes, net	22	44
Other current assets	207	239

Total current assets	2,485	2,585
Property and equipment, net	510	537
Goodwill	1,094	1,093
Acquisition-related intangibles, net	168	204
Deferred income taxes, net	48	52
Other assets	189	175

TOTAL ASSETS	$4,494	$4,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$205	$91
Accrued and other current liabilities	620	717
Deferred net revenue (packaged goods and digital content)	743	766

Total current liabilities	1,568	1,574
Income tax obligations	179	242
Deferred income taxes, net	2	2
Other liabilities	107	99

Total liabilities	1,856	1,917

Commitments and contingencies (See Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 332 and 330 shares issued and outstanding, respectively	3	3
Paid-in capital	2,473	2,375
Retained earnings	18	123
Accumulated other comprehensive income	144	228

Total stockholders’ equity	2,638	2,729

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,494	$4,646

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

(a) Derived from audited consolidated financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In millions, except per share data)	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net revenue	$631	$788	$1,446	$1,432
Cost of goods sold	363	593	585	914

Gross profit	268	195	861	518

Operating expenses:
Marketing and sales	173	187	300	351
General and administrative	77	91	151	157
Research and development	277	316	552	628
Amortization of intangibles	15	12	30	24
Acquisition-related contingent consideration	(28)	—	(26)	—
Restructuring charges	6	6	8	20

Total operating expenses	520	612	1,015	1,180

Operating loss	(252)	(417)	(154)	(662)
Gains (losses) on strategic investments, net	28	(8)	23	(24)
Interest and other income, net	6	7	6	10

Loss before benefit from income taxes	(218)	(418)	(125)	(676)
Benefit from income taxes	(17)	(27)	(20)	(51)

Net loss	$(201)	$(391)	$(105)	$(625)

Net loss per share:
Basic and Diluted	$(0.61)	$(1.21)	$(0.32)	$(1.93)
Number of shares used in computation:
Basic and Diluted	329	324	328	324

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In millions)	Six Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(105)	$(625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion, net	94	94
Stock-based compensation	90	77
Non-cash restructuring charges	(1)	7
Net losses (gains) on investments and sale of property and equipment	(24)	23
Acquisition-related contingent consideration	(26)	—
Change in assets and liabilities:
Receivables, net	(237)	(518)
Inventories	(55)	(30)
Other assets	14	(34)
Accounts payable	106	123
Accrued and other liabilities	(142)	73
Deferred income taxes, net	27	(43)
Deferred net revenue (packaged goods and digital content)	(23)	531

Net cash used in operating activities	(282)	(322)

INVESTING ACTIVITIES
Purchase of headquarters facilities	—	(233)
Capital expenditures	(23)	(34)
Proceeds from sale of marketable equity securities	132	4
Proceeds from maturities and sales of short-term investments	197	355
Purchase of short-term investments	(262)	(405)
Acquisition of subsidiaries, net of cash acquired	—	(3)

Net cash provided by (used in) investing activities	44	(316)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	17	25

Net cash provided by financing activities	17	25

Effect of foreign exchange on cash and cash equivalents	4	34

Decrease in cash and cash equivalents	(217)	(579)
Beginning cash and cash equivalents	1,273	1,621

Ending cash and cash equivalents	$1,056	$1,042

Supplemental cash flow information:
Cash paid during the period for income taxes, net	$7	$3

Non-cash investing activities:
Change in unrealized gains on investments, net of taxes	$24	$29

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

We develop, market, publish and distribute video game software and content that can be played by consumers on a variety of platforms, including video game consoles (such as the PLAYSTATION® 3, Microsoft Xbox 360™ and Nintendo Wii™), personal computers, handheld game players (such as the PlayStation® Portable (“PSP™”) and the Nintendo DS™), mobile devices (such as cellular and smart phones including the Apple iPhone™) and wireless devices such as the Apple iPad™. Some of our games are based on content that we license from others (e.g., FIFA, Madden NFL, Harry Potter™, and Hasbro’s toy and game intellectual properties), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims™, Need for Speed™, and Dead Space™). Our goal is to publish titles with global mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., FIFA, Madden NFL, and NCAA® Football), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Harry Potter).

Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2011 and 2010 contain 52 and 53 weeks, respectively, and ends or ended, as the case may be, on April 2, 2011 and April 3, 2010, respectively. Our results of operations for the three months ended September 30, 2010 and 2009 contained 13 weeks each, and ended on October 2, 2010 and October 3, 2009, respectively. Our results of operations for the six months ended September 30, 2010 and 2009 contained 26 and 27 weeks, respectively, and ended on October 2, 2010 and October 3, 2009, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2010 and March 31, 2010, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of September 30, 2010	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$513	$513	$—	$—	Cash equivalents
Available-for-sale securities:
Corporate bonds	252	—	252	—	Short-term investments
U.S. agency securities	117	—	117	—	Short-term investments
U.S. Treasury securities	117	117	—	—	Short-term investments
Marketable equity securities	106	106	—	—	Marketable equity securities
Commercial paper	18	—	18	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	12	12	—	—	Other assets
Foreign currency derivatives	1	—	1	—	Other current assets

Total assets at fair value	$1,136	$748	$388	$—

Liability
Contingent consideration (b)	$39	$—	$—	$39	Accrued and other current liabilities and other liabilities

Total liability at fair value	$39	$—	$—	$39

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Contingent Consideration
Balance as of March 31, 2010				$65
Change in fair value (c)				(26)

Balance as of September 30, 2010				$39

	As of March 31, 2010	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$619	$619	$—	$—	Cash equivalents
Available-for-sale securities:
Marketable equity securities	291	291	—	—	Marketable equity securities
Corporate bonds	234	—	234	—	Short-term investments and cash equivalents
U.S. agency securities	118	—	118	—	Short-term investments and cash equivalents
U.S. Treasury securities	93	93	—	—	Short-term investments and cash equivalents
Commercial paper	12	—	12	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	12	12	—	—	Other assets
Foreign currency derivatives	2	—	2	—	Other current assets

Total assets at fair value	$1,381	$1,015	$366	$—

Liability
Contingent consideration (b)	$65	$—	$—	$65	Accrued and other current liabilities and other liabilities

Total liability at fair value	$65	$—	$—	$65

(a)	The deferred compensation plan assets consist of various mutual funds.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We reviewed our financial and nonfinancial assets and liabilities for the three and six months ended September 30, 2010 and 2009 and concluded there were no material impairment charges during each of these periods.

(3) FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

As of September 30, 2010 and March 31, 2010, our cash and cash equivalents were $1,056 million and $1,273 million, respectively, and were valued at their carrying amounts as they approximate their fair value due to the short maturities of these financial instruments.

Short-Term Investments

Short-term investments consisted of the following as of September 30, 2010 and March 31, 2010 (in millions):

	As of September 30, 2010				As of March 31, 2010
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$249	$3	$—	$252	$231	$2	$—	$233
U.S. agency securities	117	—	—	117	115	—	—	115
U.S. Treasury securities	116	1	—	117	83	—	—	83
Commercial paper	9	—	—	9	1	—	—	1

Short-term investments	$491	$4	$—	$495	$430	$2	$—	$432

We evaluate our investments for impairment quarterly. Factors considered in the review of investments with an unrealized loss include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell the investments, any contractual terms impacting the prepayment or settlement process, as well as if we would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery. Based on our review, we did not consider the investments listed above to be other-than-temporarily impaired as of September 30, 2010 and March 31, 2010.

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of September 30, 2010 and March 31, 2010 (in millions):

	As of September 30, 2010		As of March 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$195	$196	$165	$165
Due in 1-2 years	152	153	174	176
Due in 2-3 years	144	146	91	91

Short-term investments	$491	$495	$430	$432

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

Marketable equity securities consisted of the following as of September 30, 2010 and March 31, 2010 (in millions):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2010	$24	$82	$—	$106
As of March 31, 2010	$132	$159	$—	$291

During the six months ended September 30, 2010, we recognized impairment charges of $2 million on our investment in The9. We did not recognize any impairment charges during the three months ended September 30, 2010 on our marketable equity securities. During the three and six months ended September 30, 2009, we recognized impairment charges of $8 million and $24 million, respectively, on our investment in The9. Due to various factors, including but not limited to, the extent and duration during which the market prices of these securities had been below adjusted cost and our intent to hold these securities, we concluded the decline in values were other-than-temporary. The impairments for the six months ended September 30, 2010 and the three and six months ended September 30, 2009 are included in gains (losses) on strategic investments, net, in our Condensed Consolidated Statements of Operations.

During the three months ended September 30, 2010, we received proceeds of $121 million from the sale of our investment in Ubisoft and realized gains of $28 million, net of costs to sell. During the three and six months ended September 30, 2010, we sold the remaining portions of our investment in The9 and received proceeds of $3 million and $11 million, respectively, and realized gains of less than $1 million and losses of $3 million, respectively. During the six months ended September 30, 2009, we sold a portion of our investment in The9 and received proceeds of $4 million and recognized less than $1 million in realized losses. The realized gains and losses for the three and six months ended September 30, 2010 and 2009 are included in gains (losses) on strategic investments, net, in our Condensed Consolidated Statements of Operations.

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

During the three and six months ended September 30, 2010 and 2009, we did not recognize any impairment charges with respect to these investments.

(4) DERIVATIVE FINANCIAL INSTRUMENTS

The assets or liabilities associated with our derivative instruments and hedging activities are recorded at fair value in other current assets or accrued and other current liabilities, respectively, on our Condensed Consolidated Balance Sheets. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative instrument and whether it is designated and qualifies for hedge accounting.

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

Cash Flow Hedging Activities

Our foreign currency option contracts are designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression analysis, as well as other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income, net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income, net, in our Condensed Consolidated Statements of Operations. During the reporting periods, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified into interest and other income, net. As of September 30, 2010, we had foreign currency option contracts to purchase approximately $50 million in foreign currency and to sell approximately $152 million of foreign currencies. All of the foreign currency option contracts outstanding as of September 30, 2010 will mature in the next 12 months. As of March 31, 2010, we had foreign currency option contracts to purchase approximately $18 million in foreign currency and to sell approximately $30 million of foreign currencies. As of September 30, 2010 and March 31, 2010, these outstanding foreign currency option contracts had a total fair value of $1 million and $2 million, respectively, and are included in other current assets.

The effect of the gains and losses from our foreign currency option contracts in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2010 and 2009 was immaterial.

Balance Sheet Hedging Activities

Our foreign currency forward contracts are not designated as hedging instruments, and are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or accrued and other current liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income, net, in our Condensed Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses associated with the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income, net, in our Condensed Consolidated Statements of Operations. As of September 30, 2010, we had foreign currency forward contracts to sell approximately $208 million in foreign currencies. Of this amount, $200 million represented contracts to sell foreign currencies in exchange for U.S. dollars and $8 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2010, we had foreign currency forward contracts to purchase and sell approximately $431 million in foreign currencies. Of this amount, $293 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $127 million to purchase foreign currency in exchange for U.S. dollars and $11 million to sell foreign currency in exchange for British pounds sterling. The fair value of our foreign currency forward contracts was immaterial as of September 30, 2010 and March 31, 2010.

The effect of foreign currency forward contracts in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2010 and 2009, was as follows (in millions):

		Amount of Loss Recognized in Income on Derivative
	Location of Loss Recognized in Income on Derivative	Three Months Ended September 30,		Six Months Ended September 30,
		2010	2009	2010	2009
Foreign currency forward contracts not designated as hedging instruments	Interest and other income, net	$(7)	$(4)	$(5)	$(12)

(5) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET

The changes in the carrying amount of goodwill are as follows (in millions):

	Label Segment	Other Segments	Total
As of March 31, 2010
Goodwill	$672	$789	$1,461
Accumulated Impairment	—	(368)	(368)

	672	421	1,093

Effects of Foreign Currency Translation	1	—	1

As of September 30, 2010
Goodwill	673	789	1,462
Accumulated Impairment	—	(368)	(368)

	$673	$421	$1,094

Acquisition-related intangibles consisted of the following (in millions):

	As of September 30, 2010			As of March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and Core Technology	$258	$(168)	$90	$258	$(155)	$103
Trade Names and Trademarks	89	(64)	25	89	(57)	32
Carrier Contracts and Related	85	(59)	26	85	(56)	29
Registered User Base and Other Intangibles	79	(52)	27	79	(39)	40

Total	$511	$(343)	$168	$511	$(307)	$204

Amortization of intangibles for the three and six months ended September 30, 2010 was $18 million (of which $3 million was recognized in cost of goods sold) and $36 million (of which $6 million was recognized in cost of goods sold), respectively. Amortization of intangibles for the three and six months ended September 30, 2009 was $15 million (of which $3 million was recognized as cost of goods sold) and $30 million (of which $6 million was recognized as cost of goods sold), respectively. Finite-lived intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the terms of the related agreement, typically from two to fourteen years. As of September 30, 2010 and March 31, 2010, the weighted-average remaining useful life for finite-lived intangible assets was approximately 5.1 years for each period.

As of September 30, 2010, future amortization of finite-lived intangibles that will be recorded in cost of goods sold and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2011 (remaining six months)	$31
2012	48
2013	26
2014	17
2015	14
Thereafter	32

Total	$168

(6) RESTRUCTURING CHARGES

Restructuring information as of September 30, 2010 was as follows (in millions):

	Fiscal 2010 Restructuring			Fiscal 2009 Restructuring		Fiscal 2008 Reorganization		Other Restructuring
	Workforce	Facilities- related	Other	Workforce	Facilities- related	Facilities- related	Other	Facilities- related	Total
Balances as of March 31, 2009	$—	$—	$—	$8	$5	$—	$3	$7	$23
Charges to operations	62	22	32	1	13	3	7	—	140
Charges settled in cash	(29)	(2)	(1)	(9)	(11)	—	(10)	—	(62)
Charges settled in non-cash	(25)	(9)	(24)	—	(4)	(3)	—	—	(65)
Accrual reclassification	—	—	—	—	—	—	—	(7)	(7)

Balances as of March 31, 2010	8	11	7	—	3	—	—	—	29
Charges to operations	—	—	8	—	—	—	—	—	8
Charges settled in cash	(7)	(4)	(8)	—	—	—	—	—	(19)
Charges settled in non-cash	—	1	—	—	—	—	—	—	1

Balances as of September 30, 2010	$1	$8	$7	$—	$3	$—	$—	$—	$19

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

Since the inception of the fiscal 2010 restructuring plan through September 30, 2010, we have incurred charges of $124 million, consisting of (1) $62 million in employee-related expenses, (2) $40 million related to intangible asset impairment costs, abandoned rights to intellectual property, and other costs to assist in the reorganization of our business support functions, and (3) $22 million related to the closure of certain of our facilities. The $16 million restructuring accrual as of September 30, 2010 related to the fiscal 2010 restructuring is expected to be settled by September 2013. During the remainder of fiscal year 2011, we anticipate incurring between $5 million and $10 million of restructuring charges related to the fiscal 2010 restructuring.

Overall, including charges incurred through September 30, 2010, we expect to incur total cash and non-cash charges between $135 million and $140 million by March 31, 2012. These charges consist primarily of (1) employee-related costs (approximately $65 million), (2) intangible asset impairment costs, abandoned rights to intellectual property costs, and other costs to assist in the reorganization of our business support functions (approximately $50 million), and (3) facilities exit costs (approximately $25 million).

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

Since the inception of the fiscal 2009 restructuring plan through September 30, 2010, we have incurred charges of $55 million, consisting of (1) $33 million in employee-related expenses, (2) $20 million related to the closure of certain of our facilities, and (3) $2 million related to asset impairments. We do not expect to incur any additional restructuring charges under this plan. The restructuring accrual of $3 million as of September 30, 2010 related to the fiscal 2009 restructuring is expected to be settled by September 2016.

Fiscal 2008 Reorganization

In June 2007, we announced a plan to reorganize our business into several new divisions including, at the time four new “Labels”: EA SPORTS, EA Games, EA Casual Entertainment and The Sims in order to streamline decision-making, improve global focus, and speed new ideas to market. In October 2007, our Board of Directors approved a plan of reorganization in connection with the reorganization of our business into four new Labels. During fiscal year 2009, we consolidated and reorganized two of our Labels. As a result, we now have three Labels, EA SPORTS, EA Games and EA Play, as well as a new organization, EA Interactive, which reports into our Global Publishing Organization. Each Label, as well as EA Interactive, operates with dedicated studio and product marketing teams focused on consumer-driven priorities.

Since the inception of the fiscal 2008 reorganization plan through September 30, 2010, we have incurred charges of $141 million, consisting of (1) $12 million in employee-related expenses, (2) $83 million related to the closure of our Chertsey,

England and Chicago, Illinois facilities, which included asset impairment and lease termination costs, and (3) $46 million related to other costs including other contract terminations, as well as IT and consulting costs to assist in the reorganization of our business support functions. We do not expect to incur any additional charges under this plan.

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

Royalty-based obligations with content licensors and distribution affiliates are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of goods sold generally at the greater of the contractual rate for contracts with guaranteed minimums, or an effective royalty rate based on the total projected net revenue. Prepayments made to thinly capitalized independent software developers and co-publishing affiliates are generally made in connection with the development of a particular product and, therefore, we are generally subject to development risk prior to the release of the product. Accordingly, payments that are due prior to completion of a product are generally expensed to research and development over the development period as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of goods sold.

Our contracts with some licensors include minimum guaranteed royalty payments, which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Royalty liabilities are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of September 30, 2010 and March 31, 2010, approximately $5 million and $13 million, respectively, of minimum guaranteed royalty obligation payments that are not contingent upon the performance by the developer or licensor had been recognized and are included in the royalty-related assets and liabilities tables below.

Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. We evaluate long-lived royalty-based assets for impairment using undiscounted cash flows when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts and, therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated. During the six months ended September 30, 2010, we recognized losses of $10 million on our unrecognized minimum royalty-based commitments. During the six months ended September 30, 2009, we recognized immaterial impairment charges on our royalty-based assets. During the three months ended September 30, 2010 and 2009, we did not recognize any losses or impairment charges on our unrecognized minimum royalty-based commitments and royalty-based assets.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of September 30, 2010	As of March 31, 2010
Other current assets	$64	$66
Other assets	42	36

Royalty-related assets	$106	$102

At any given time, depending on the timing of our payments to our co-publishing and/or distribution affiliates, content licensors and/or independent software developers, we recognize unpaid royalty amounts owed to these parties as accrued liabilities. As of September 30, 2010 and March 31, 2010, the current portion of accrued royalties, included in accrued and other current liabilities was $132 million and $144 million, respectively. There were no long-term accrued royalty liabilities as of September 30, 2010 and March 31, 2010.

In addition, as of September 30, 2010, we were committed to pay approximately $1,064 million to content licensors, independent software developers and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements.

(8) BALANCE SHEET DETAILS

Inventories

Inventories as of September 30, 2010 and March 31, 2010 consisted of (in millions):

	As of September 30, 2010	As of March 31, 2010
Raw materials and work in process	$25	$8
In-transit inventory	10	2
Finished goods	120	90

Inventories	$155	$100

Property and Equipment, Net

Property and equipment, net, as of September 30, 2010 and March 31, 2010 consisted of (in millions):

	As of September 30, 2010	As of March 31, 2010
Computer equipment and software	$475	$480
Buildings	345	347
Leasehold improvements	102	99
Land	65	65
Office equipment, furniture and fixtures	64	71
Warehouse equipment and other	10	10
Construction in progress	9	13

	1,070	1,085
Less accumulated depreciation	(560)	(548)

Property and equipment, net	$510	$537

Depreciation expense associated with property and equipment amounted to $25 million and $53 million for the three and six months ended September 30, 2010, respectively. Depreciation expense associated with property and equipment amounted to $30 million and $62 million for the three and six months ended September 30, 2009, respectively.

Acquisition-Related Restricted Cash Included in Other Current Assets and Other Assets

In connection with our acquisition of Playfish in fiscal year 2010, we deposited $100 million into an escrow account to pay the former shareholders of Playfish in the event certain performance milestones through December 31, 2011 are achieved. Through the six months ended September 30, 2010, no distributions were made from the restricted cash amount. As this deposit is restricted in nature, it is excluded from cash and cash equivalents. As of September 30, 2010 and March 31, 2010, the estimated long-term portion of $100 million and $61 million, respectively, is included in other assets. As of March 31, 2010, the estimated short-term portion of $39 million is included in other current assets on our Condensed Consolidated Balance Sheet. As of September 30, 2010, there was no estimated short-term portion.

Accrued and Other Current Liabilities

Accrued and other current liabilities as of September 30, 2010 and March 31, 2010 consisted of (in millions):

	As of September 30, 2010	As of March 31, 2010
Other accrued expenses	$268	$293
Accrued compensation and benefits	139	177
Accrued royalties	132	144
Deferred net revenue (other)	81	103

Accrued and other current liabilities	$620	$717

Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.

Deferred Net Revenue (Packaged Goods and Digital Content)

Deferred net revenue (packaged goods and digital content) was $743 million as of September 30, 2010 and $766 million as of March 31, 2010. Deferred net revenue (packaged goods and digital content) includes the unrecognized revenue from (1) bundled sales of certain online-enabled packaged goods and digital content for which either we do not have vendor-specific objective evidence of fair value (“VSOE”) for the online service that we provide in connection with the sale of the software or we have an obligation to provide future incremental unspecified digital content, (2) certain packaged goods sales of massively-multiplayer online role-playing games, and (3) sales of certain incremental content associated with our core subscription services that can only be played online, which are types of “micro-transactions.” We recognize revenue from sales of online-enabled packaged goods and digital content for which (1) we do not have VSOE for the online service that we provided in connection with the sale and (2) we have an obligation to deliver incremental unspecified digital content in the future without an additional fee on a straight-line basis generally over an estimated six month period beginning in the month after shipment. However, we expense the cost of goods sold related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

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

The tax benefit reported for the three and six months ended September 30, 2010 is based on our projected annual effective tax rate for fiscal year 2011, and also includes certain discrete tax benefits recorded during the period. Our effective tax rates for the three and six months ended September 30, 2010 were a tax benefit of 7.7 percent and 16.0 percent, respectively, compared to a tax benefit of 6.7 percent and 7.6 percent for the same periods in fiscal 2010. The effective tax rates for the three and six months ended September 30, 2010 differ from the statutory rate of 35.0 percent primarily due to U.S. losses for which no benefit is recognized and non-U.S. losses with a reduced or zero tax benefit, partially offset by changes in the deferred tax valuation allowance and tax benefits related to the expiration of statutes of limitations and resolution of examinations by taxing authorities.

During the three months ended September 30, 2010, we reached a final settlement with the Internal Revenue Service (“IRS”) for the fiscal years 2000 through 2003. As a result, we recorded approximately $18 million of previously unrecognized tax benefits and reduced our accrual for interest by approximately $9 million.

During the three months ended September 30, 2009, we reached a final settlement with the IRS for the fiscal years 1997 through 1999. As a result, we recorded a tax benefit of approximately $6 million due to a reduction in our accrual for interest and penalties.

During the three and six months ended September 30, 2010, we recorded a net decrease of $24 million and $33 million, respectively, in gross unrecognized tax benefits. The total gross unrecognized tax benefits as of September 30, 2010 is $245 million, of which approximately $51 million would be offset by prior cash deposits to tax authorities for issues pending resolution. A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of September 30, 2010, if recognized, approximately $124 million of the unrecognized tax benefits would affect our effective tax rate and approximately $108 million would result in adjustments to deferred tax assets with corresponding adjustments to the valuation allowance.

During the three and six months ended September 30, 2010, we recorded a net decrease in taxes of $13 million and $15 million, respectively, for accrued interest and penalties related to tax positions taken on our tax returns. As of September 30, 2010 the combined amount of accrued interest and penalties related to uncertain tax positions included in income tax obligations on our Condensed Consolidated Balance Sheet was approximately $24 million.

The IRS has completed its examination of our federal income tax returns through fiscal year 2005. As of September 30, 2010, the IRS had proposed, and we had agreed to, certain adjustments to our tax returns for fiscal years 2004 and 2005. The effects of these adjustments have been considered in estimating our future obligations for unrecognized tax benefits and are not expected to have a material impact on our financial position or results of operations. As of September 30, 2010, we had not agreed to certain other proposed adjustments for fiscal years 2004 and 2005, and those issues were pending resolution with the IRS. Furthermore, the IRS has commenced examinations of our fiscal year 2006, 2007 and 2008 tax returns. We are also currently under income tax examination in Canada for fiscal years 2004 and 2005, and in France for fiscal years 2006 through 2008. We remain subject to income tax examinations for several other jurisdictions including Canada for fiscal years after 2001, in France for fiscal years after 2008, in Germany for fiscal years after 2007, in the United Kingdom for fiscal years after 2008, and in Switzerland for fiscal years after 2007.

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $8 million of the reserves for unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect our income tax provision (benefit) and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

(10) COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of September 30, 2010, we leased certain of our current facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

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

The following table summarizes our minimum contractual obligations as of September 30, 2010 (in millions):

	Contractual Obligations				Total
Fiscal Year Ending March 31,	Leases (a)	Developer/ Licensor Commitments (b)	Marketing	Other Purchase Obligations
2011 (remaining six months)	$25	$98	$37	$2	$162
2012	42	283	45	3	373
2013	34	198	48	3	283
2014	25	30	39	2	96
2015	19	28	18	2	67
Thereafter	21	432	113	—	566

Total	$166	$1,069	$300	$12	$1,547

(a)

Lease commitments have not been reduced by minimum sub-lease rentals for unutilized office space resulting from our reorganization activities of approximately $13 million due in the future under non-cancelable sub-leases.

(b)

Developer/licensor commitments include $5 million of commitments that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets on our Condensed Consolidated Balance Sheet as of September 30, 2010 because payment is not contingent upon performance by the developer or licensor.

The amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Condensed Consolidated Financial Statements.

In addition to what is included in the table above as of September 30, 2010, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $230 million, of which approximately $51 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

In addition to what is included in the table above as of September 30, 2010, in connection with our acquisition of Playfish in fiscal year 2010, we may be required to pay additional variable cash consideration that is contingent upon the achievement of certain performance milestones through December 31, 2011. The additional consideration is limited to a maximum of $100 million.

Legal Proceedings

We are subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our Condensed Consolidated Financial Statements.

(11) STOCK-BASED COMPENSATION

Valuation Assumptions

We are required to estimate the fair value of share-based payment awards on the date of grant. We recognize compensation costs for stock-based payment transactions to employees based on their grant-date fair value on a straight-line approach over the service period for which such awards are expected to vest. The fair value of restricted stock units and restricted stock is determined based on the quoted market price of our common stock on the date of grant. The fair value of stock options and stock purchase rights granted pursuant to our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”), respectively, is determined using the Black-Scholes valuation model. The fair value of our stock options is based on the multiple-award valuation method. The determination of fair value of stock options and ESPP is affected by our stock price, as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the expected term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. The key assumptions for the Black-Scholes valuation calculation are:

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

•	Expected dividends.

The estimated assumptions used in the Black-Scholes valuation model to value our stock option grants and ESPP were as follows:

	Stock Option Grants				ESPP
	Three Months Ended September 30,		Six Months Ended September 30,		Three and Six Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Risk-free interest rate	0.8 - 1.7%	1.6 - 2.8%	0.8 - 2.4%	1.6 - 3.0%	0.2 - 0.3%	0.2 - 0.4%
Expected volatility	41 - 45%	41 - 45%	41 - 45%	41 - 48%	38%	45 - 57%
Weighted-average volatility	43%	44%	43%	45%	38%	51%
Expected term	4.4 years	4.4 years	4.4 years	4.2 years	6-12 months	6-12 months
Expected dividends	None	None	None	None	None	None

Stock-Based Compensation Expense

Employee stock-based compensation expense recognized during the three and six months ended September 30, 2010 and 2009 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and our ESPP included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Cost of goods sold	$—	$—	$1	$1
Marketing and sales	6	5	10	8
General and administrative	10	10	23	15
Research and development	27	29	56	53

Stock-based compensation expense	$43	$44	$90	$77

During the three and six months ended September 30, 2010 and 2009, we did not recognize any provision for or benefit from income taxes related to our stock-based compensation expense.

As of September 30, 2010, our total unrecognized compensation cost related to stock options was $54 million and is expected to be recognized over a weighted-average service period of 1.9 years. As of September 30, 2010, our total unrecognized compensation cost related to restricted stock, restricted stock units and notes payable in shares of common stock (collectively referred to as “restricted stock rights”) was $310 million (inclusive of approximately $28 million of additional remaining compensation cost associated with our 2010 Employee Stock Option Exchange Program) and is expected to be recognized over a weighted-average service period of 1.7 years. Of the $310 million of unrecognized compensation cost above, $24 million relates to performance-based restricted stock units that we ceased recognizing stock-based compensation expense during fiscal year 2010 because we determined that they were neither probable nor improbable of achievement.

Stock Options

The following table summarizes our stock option activity for the six months ended September 30, 2010:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2010	16,131	$30.28
Granted	95	17.16
Exercised	(70)	16.41
Forfeited, cancelled or expired	(2,165)	28.84

Outstanding as of September 30, 2010	13,991	30.48	6.0	$1

Exercisable as of September 30, 2010	8,624	35.87	4.5	$—

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of September 30, 2010, which would have been received by the option holders had all the option holders exercised their options as of that date. The weighted-average grant date fair values of stock options granted during the three and six months ended September 30, 2010 were $5.76 and $6.28, respectively. The weighted-average grant date fair values of stock options granted during the three and six months ended September 30, 2009 were $7.68 and $7.88, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.

Restricted Stock Rights

The following table summarizes our restricted stock rights activity, excluding performance-based restricted stock unit activity discussed below, for the six months ended September 30, 2010:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2010	14,300	$24.45
Granted	5,808	17.55
Vested	(1,509)	30.08
Forfeited or cancelled	(628)	22.87

Balance as of September 30, 2010	17,971	21.80

The weighted-average grant date fair value of restricted stock rights is based on the quoted market price of our common stock on the date of grant. The weighted-average grant date fair values of restricted stock rights granted during the three and six months ended September 30, 2010 were $16.19 and $17.55, respectively. The weighted-average grant date fair values of restricted stock rights granted during the three and six months ended September 30, 2009 were $19.37 and $20.11, respectively.

Performance-Based Restricted Stock Units

The weighted-average grant date fair value of performance-based restricted stock units is based on the quoted market price of our common stock on the date of grant. There was no performance-based restricted stock unit activity during the three and six months ended September 30, 2010. The weighted-average grant date fair values of performance-based restricted stock units granted during the three and six months ended September 30, 2009 were $20.89 and $20.93, respectively.

ESPP

During the six months ended September 30, 2010 and 2009, we issued approximately 1.2 million shares in each period under the ESPP with exercise prices for purchase rights of $12.99 and $13.86, respectively. The estimated weighted-average fair values of purchase rights during the six months ended September 30, 2010 and 2009 were $4.31 and $6.25, respectively.

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

(12) COMPREHENSIVE LOSS

We classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and paid-in capital in the equity section of our balance sheets. Accumulated other comprehensive income primarily includes foreign currency translation adjustments and the net of tax amounts for unrealized gains (losses) on available-for-sale securities and derivative instruments designated as cash flow hedges. Foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

The change in the components of comprehensive loss, net of related immaterial taxes, for the three and six months ended September 30, 2010 and 2009 is summarized as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(201)	$(391)	$(105)	$(625)

Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale securities	40	(48)	(49)	28
Reclassification adjustment for realized losses (gains) on available-for-sale securities	(32)	7	(27)	23
Change in unrealized losses on derivative instruments	(5)	—	(6)	(2)
Reclassification adjustment for realized losses (gains) on derivative instruments	—	—	1	(2)
Foreign currency translation adjustments	28	24	(3)	61

Total other comprehensive income (loss)	31	(17)	(84)	108

Total comprehensive loss	$(170)	$(408)	$(189)	$(517)

(13) NET LOSS PER SHARE

As a result of our net loss for the three and six months ended September 30, 2010, we have excluded certain equity-based instruments from the diluted loss per share calculation as their inclusion would have had an antidilutive effect. Had we reported net income for these periods, an additional 4 million shares of common stock in each period would have been included in the number of shares used to calculate diluted earnings per share. Options to purchase, restricted stock units and restricted stock to be released in the amount of 24 million shares and 20 million shares of common stock were excluded from the computation of diluted shares for the three and six months ended September 30, 2010, respectively, as their inclusion would have had an antidilutive effect. For the three and six months ended September 30, 2010, the weighted-average exercise prices of these shares were $18.46 and $23.19 per share, respectively.

As a result of our net loss for the three and six months ended September 30, 2009, we have excluded certain equity-based instruments from the diluted loss per share calculation as their inclusion would have had an antidilutive effect. Had we reported net income for these periods, an additional 1 million shares of common stock in each period would have been included in the number of shares used to calculate diluted earnings per share. Options to purchase, restricted stock units and restricted stock to be released in the amount of 39 million shares and 38 million shares of common stock were excluded from the computation of diluted shares for the three and six months ended September 30, 2009, respectively, as their inclusion would have had an antidilutive effect. For the three and six months ended September 30, 2009, the weighted-average exercise prices of these shares were $35.73 and $36.43 per share, respectively.

(14) SEGMENT INFORMATION

Our reporting segments are based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.

Our business is currently organized around three operating labels, EA Games, EA SPORTS and EA Play, as well as EA Interactive, which reports into our Global Publishing Organization. Our CODM regularly receives separate financial information for distinct businesses within the EA Interactive organization, including EA Mobile and the combined results of Pogo and Playfish. Accordingly, in assessing performance and allocating resources, our CODM reviews the results of our three Labels, as well as the operating segments in EA Interactive, including EA Mobile and the combined results of Pogo and Playfish. Due to their similar economic characteristics, products, and distribution methods, EA Games, EA SPORTS, and EA Play’s results are aggregated into one Reportable Segment (the “Label segment”) as shown below. The remaining operating segments’ results are not material for separate disclosure and are included in the reconciliation of Label segment profit to our consolidated operating loss below. In addition to assessing performance and allocating resources based on our operating segments as described herein, to a lesser degree, our CODM also reviews results based on geographic performance.

The following table summarizes the financial performance of the Label segment and a reconciliation of the Label segment’s profit to our consolidated operating loss for the three and six months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Label segment:
Net revenue before revenue deferral	$769	$1,076	$1,195	$1,815
Depreciation and amortization	(10)	(14)	(21)	(29)
Other expenses	(600)	(911)	(1,005)	(1,548)

Label segment profit	159	151	169	238
Reconciliation to consolidated operating loss:
Other:
Revenue deferral	(689)	(649)	(1,008)	(1,034)
Recognition of revenue deferral	436	290	1,031	503
Other net revenue	115	71	228	148
Depreciation and amortization	(33)	(31)	(68)	(63)
Other expenses	(240)	(249)	(506)	(454)

Consolidated operating loss	$(252)	$(417)	$(154)	$(662)

Label segment profit differs from our consolidated operating loss primarily due to the exclusion of (1) certain corporate and other functional costs that are not allocated to the Labels, (2) the deferral of certain net revenue related to online-enabled packaged goods and digital content (see Note 8 of the Notes to Condensed Consolidated Financial Statements), and (3) the results of EA Mobile, the combined results of Pogo and Playfish, and our Switzerland distribution revenue that has not been allocated to the Labels. Our CODM reviews assets on a consolidated basis and not on a segment basis.

Information about our total net revenue by platform for the three and six months ended September 30, 2010 and 2009 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Consoles
Xbox 360	$172	$171	$434	$244
PLAYSTATION 3	152	142	361	263
PlayStation 2	29	40	40	67
Wii	25	142	65	303

Total Consoles	378	495	900	877
PC	157	173	343	297
Wireless Platforms
Mobile	49	51	101	101
PSP	17	20	36	58
Nintendo DS	8	22	19	50

Total Wireless	74	93	156	209
Other	22	27	47	49

Total Net Revenue	$631	$788	$1,446	$1,432

Information about our operations in North America, Europe and Asia as of and for the three and six months ended September 30, 2010 and 2009 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net revenue from unaffiliated customers
North America	$327	$479	$778	$822
Europe	262	268	579	526
Asia	42	41	89	84

Total	$631	$788	$1,446	$1,432

			As of September 30,
			2010	2009
Long-lived assets
North America			$1,306	$1,373
Europe			431	162
Asia			35	45

Total			$1,772	$1,580

Our direct sales to GameStop Corp. represented approximately 19 percent and 17 percent of total net revenue for the three and six months ended September 30, 2010, respectively, and approximately 18 percent and 16 percent of total net revenue for the three and six months ended September 30, 2009, respectively. Our direct sales to Wal-Mart Stores, Inc. represented approximately 10 percent of total net revenue for the six months ended September 30, 2010, and approximately 14 percent and 13 percent of total net revenue for the three and six months ended September 30, 2009, respectively.

(15) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements. This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable for non-software arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after

June 15, 2010. We do not expect the adoption of ASU 2009-13 to have a material impact on our Condensed Consolidated Financial Statements.

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

(16) SUBSEQUENT EVENTS

On October 29, 2010, our Board of Directors approved a plan (“fiscal 2011 restructuring plan”) to restructure key licensing and development agreements to improve the long-term profitability of EA’s packaged goods business. We expect substantially all of these actions to be completed by March 31, 2011.

In connection with the fiscal 2011 restructuring plan, we anticipate incurring up to approximately $180 million in total costs in the second half of the fiscal year ending March 31, 2011. The total costs will be dependent on the final negotiations with our partners. Substantially all of the costs will result in future cash expenditures by accelerating payments that would otherwise have been recognized in future periods pursuant to the existing agreements. These costs will consist primarily of charges associated with restructuring licensing and development agreements (up to approximately $166 million) and various other charges incurred in connection with the fiscal 2011 restructuring plan (approximately $14 million).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Electronic Arts Inc.:

We have reviewed the condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of October 2, 2010, and the related condensed consolidated statements of operations and cash flows for the three and six month periods ended October 2, 2010 and October 3, 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Electronic Arts Inc. and subsidiaries as of April 3, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended (not presented herein); and in our report dated May 28, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 3, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Mountain View, California
November 8, 2010

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

OVERVIEW

The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three and six months ended September 30, 2010, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the Condensed Consolidated Financial Statements and related notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 as filed with the SEC on May 28, 2010 and in other documents we have filed with the SEC.

About Electronic Arts

We develop, market, publish and distribute video game software and content that can be played by consumers on a variety of platforms, including video game consoles (such as the PLAYSTATION® 3, Microsoft Xbox 360™ and Nintendo Wii™), personal computers, handheld game players (such as the PlayStation® Portable (“PSP™”) and the Nintendo DS™), mobile devices (such as cellular and smart phones including the Apple iPhone™) and wireless devices such as the Apple iPad™. Some of our games are based on content that we license from others (e.g., FIFA, Madden NFL, Harry Potter™, and Hasbro’s toy and game intellectual properties), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims™, Need for Speed™, and Dead Space™). Our goal is to publish titles with global mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., FIFA, Madden NFL, and NCAA® Football), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Harry Potter).

Financial Results

Total net revenue for the three months ended September 30, 2010 was $631 million, down $157 million as compared to the three months ended September 30, 2009. This decrease was driven by a $297 million decrease from the releases of the Rock Band, The Sims, and Fight Night franchises in the prior period, with no comparable releases during the three months ended September 30, 2010. This decrease was partially offset by a $171 million increase from the Battlefield and FIFA World Cup franchises, with no comparable releases during the three months ended September 30, 2009. At September 30, 2010, deferred net revenue associated with sales of online-enabled packaged goods and digital content increased by $253 million as compared to June 30, 2010, directly reducing the amount of reported net revenue during the three months ended September 30, 2010. At September 30, 2009, deferred net revenue associated with sales of online-enabled packaged goods and digital content increased by $359 million as compared to June 30, 2009, directly reducing the amount of reported net revenue during the three months ended September 30, 2009. Without these changes in deferred net revenue, reported net revenue would have decreased by approximately $263 million during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. This decrease is largely the result of lower distribution revenues and fewer titles released during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Net revenue for the three months ended September 30, 2010, was driven by Battlefield: Bad Company™ 2, 2010 FIFA WORLD CUP SOUTH AFRICA™, and Madden 11.

Net loss for the three months ended September 30, 2010 was $201 million as compared to a net loss of $391 million for the three months ended September 30, 2009. Diluted loss per share for the three months ended September 30, 2010 was $0.61 as compared to a diluted loss per share of $1.21 for the three months ended September 30, 2009. Net loss decreased during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 primarily as a result of (1) a $230 million decrease in cost of goods sold, (2) a $39 million decrease in research and development costs, (3) a $36 million increase in gains (losses) on strategic investments, net, primarily from the sale of our Ubisoft investment, and (4) a $28 million decrease in acquisition-related contingent consideration related to our acquisition of Playfish. These amounts were partially offset by a decrease of $157 million in net revenue.

During the six months ended September 30, 2010, we used $282 million of cash in operating activities as compared to using $322 million of cash for the six months ended September 30, 2009. The decrease in cash used in operating activities for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009 was primarily due to a decrease in the change in our gross accounts receivable balances as a result of a decrease in the number of titles released as compared to the prior year.

Trends in Our Business

Economic Environment. Overall consumer spending has declined as a result of the national and global economic downturn. Retailers globally continue to take a conservative stance in ordering game inventory. We remain cautious about our future sales in light of the economic environment and the impact it has had on our business.

Current Generation Game Consoles. Video game hardware systems have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. The current cycle began with Microsoft’s launch of the Xbox 360 in 2005, and continued in 2006 when Sony and Nintendo launched their next-generation systems, the PLAYSTATION 3 and the Wii, respectively. Unlike past cycles, we believe this current cycle may be extended, partly due to the growth of online gaming services and content, the greater graphic and processing power of the current-generation hardware and the introduction of new peripherals, such as Kinect for the Xbox 360 and the Move motion controller for the PLAYSTATION 3. However, growth in the installed base of users of the Xbox 360, the PLAYSTATION 3 and the Wii may slow down in light of the economic environment. Consequently, our industry may experience a decline.

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

Digital Content Distribution and Services. Consumers are spending an ever-increasing portion of their money and time on interactive entertainment that is accessible online, or through mobile digital devices such as smart phones, or through social networks such as Facebook. We provide a variety of online-delivered products and services. Many of our games that are available as packaged goods products are also available through direct online download through the Internet (from websites we maintain and others that we license). We also offer online-delivered content and services that are add-ons or related to our packaged goods products such as additional game content or enhancements of multiplayer services. Further, we provide other games, content and services that are available only via electronic delivery, such as Internet-only games and game services, and games for mobile devices. Advances in mobile technology have resulted in a variety of new and evolving devices that are being used to play games by an ever-broadening base of consumers. We have responded to these advances in technology, and consumer acceptance of digital distribution, by offering subscription services, online downloads for a one-time fee, and advertising-supported free games and game sites. We expect online delivery of games and game services to be an increasing part of our business going forward.

Recent Developments

Sale of Ubisoft Investment. In February 2005, we purchased approximately 19.9 percent of the then-outstanding ordinary shares (representing approximately 18 percent of the voting rights at the time) of Ubisoft Entertainment for $91 million. During the three months ended September 30, 2010, we sold this investment for approximately $121 million and realized gains of $28 million, net of costs to sell.

International Operations and Foreign Currency Exchange Impact. International sales (i.e., revenue derived from countries other than Canada and the United States), are a fundamental part of our business. Net revenue from international sales accounted for approximately 46 percent of our total net revenue during the six months ended September 30, 2010 and approximately 43 percent of our total net revenue during the six months ended September 30, 2009. Our net revenue is impacted by foreign exchange rates during the reporting period associated with our net revenue before revenue deferral, as well as the foreign exchange rates associated with the recognition of our deferred net revenue of online-enabled packaged goods and digital content that were established at the time we recorded this deferred net revenue on our Condensed Consolidated Balance Sheets. The foreign exchange rates during the reporting period may not always move in the same direction as the foreign exchange rate impact associated with the recognition of our deferred net revenue of online-enabled packaged goods and digital content. During the six months ended September 30, 2010, foreign exchange rates had an overall unfavorable impact on our net revenue of approximately $38 million, or 3 percent. In addition, our international investments and our cash and cash equivalents denominated in foreign currencies are subject to fluctuations in foreign currency. If the U.S. dollar strengthens against these currencies, then foreign exchange rates may have an unfavorable impact on our results of operations and our financial condition.

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

Determining whether and when some of these criteria have been satisfied often involves assumptions and management judgments that can have a significant impact on the timing and amount of revenue we report in each period. For example, for multiple element arrangements, we must make assumptions and judgments in order to (1) determine whether and when each element has been delivered, (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services, (3) determine whether vendor specific objective evidence (“VSOE”) exists for each undelivered element, and (4) allocate the total price among the various elements we must deliver. Changes to any of these assumptions or management judgments, or changes to the elements in a software arrangement, could cause a material increase or decrease in the amount of revenue that we report in a particular period.

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

There are various valuation techniques used to estimate fair value. These include (1) the market approach where market transactions for identical or comparable assets or liabilities are used to determine the fair value, (2) the income approach, which uses valuation techniques to convert future amounts (for example, future cash flows or future earnings) to a single present value amount, and (3) the cost approach, which is based on the amount that would be required to replace an asset. For many of our fair value estimates, including our estimates of the fair value of acquired intangible assets and acquired in-process technology, we use the income approach. Using the income approach requires the use of financial models, which require us to make various estimates including, but not limited to (1) the potential future cash flows for the asset or liability being measured, (2) the timing of receipt or payment of those future cash flows, (3) the time value of money associated with the expected receipt or payment of such cash flows, and (4) the inherent risk associated with the cash flows (risk premium). Making these cash flow estimates are inherently difficult and subjective, and, if any of the estimates used to determine the fair value using the income approach turns out to be inaccurate, our financial results may be negatively impacted. Furthermore, relatively small changes in many of these estimates can have a significant impact to the estimated fair value resulting from the financial models or the related accounting conclusion reached. For example, a relatively small change in the estimated fair value of an asset may change a conclusion as to whether an asset is impaired.

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

To determine the fair value of each reporting unit used in the first step, we use a combination of the market approach, which utilizes comparable companies’ data, and/or the income approach, which utilizes discounted cash flows. Determining whether an event or change in circumstances does or does not indicate that the fair value of a reporting unit is below its carrying amount is inherently subjective. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and determination of appropriate market comparables. These estimates and assumptions have to be made for each reporting unit evaluated for impairment. Our estimates for market growth, our market share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business. Our business consists of developing, marketing and distributing video game software using both established and emerging intellectual properties and our forecasts for emerging intellectual properties are based upon internal estimates and external sources rather than historical information and have an inherently higher risk of accuracy. If future forecasts are revised, they may indicate or require future impairment charges. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Assessment of Impairment of Short-Term Investments, Marketable Equity Securities and Other Investments. We periodically review our short-term investments, marketable equity securities and other investments for impairment. Our short-term investments consist of securities with remaining maturities greater than three months at the time of purchase and our marketable equity securities consist of investments in common stock of publicly traded companies, both are accounted for as available-for-sale securities. Unrealized gains and losses on our short-term investments and marketable equity securities are recorded as a component of accumulated other comprehensive income in stockholders’ equity, net of tax, until either (1) the security is sold or (2) we determine that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. Realized gains and losses on our short-term investments and marketable equity securities are calculated based on the specific identification method and are reclassified from accumulated other comprehensive income to interest and other income, net, and gains (losses) on strategic investments, net, respectively. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, any contractual terms impacting the prepayment or settlement process, as well as, if we would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery. During the six months ended September 30, 2010, we recognized impairment charges on our marketable equity securities of $2 million. We did not recognize any impairment charges during the three months ended September 30, 2010 on our marketable equity securities. During the three and six months ended September 30, 2009, we recognized impairment charges on our marketable equity securities of $8 million and $24 million, respectively. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could have a material impact on our financial results.

Our other investments consist principally of non-voting preferred shares in two companies whose common stock is publicly traded and are accounted for under the cost method. Under this method, these investments are recorded at cost until we determine that the fair value of the investment has fallen below its adjusted cost basis and that such declines are other-than-temporary. We monitor these investments for impairment and make appropriate reductions in the carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of the investees. We did not recognize any impairment charges during the three and six months ended September 30, 2010 and 2009 on our other investments.

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

Changes to our assumptions used in the Black-Scholes option valuation calculation and our forfeiture rate, as well as future equity granted or assumed through acquisitions could significantly impact the compensation expense we recognize.

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

Royalty-based obligations with content licensors and distribution affiliates are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of goods sold generally at the greater of the contractual rate for contracts with guaranteed minimums, or an effective royalty rate based on the total projected net revenue. Significant judgment is required to estimate the effective royalty rate for a particular contract. Because the computation of effective royalty rates requires us to project future revenue, it is inherently subjective as our future revenue projections must anticipate a number of factors, including (1) the total number of titles subject to the contract, (2) the timing of the release of these titles, (3) the number of software units we expect to sell, which can be impacted by a number of variables, including product quality, the timing of the title’s release and competition, and (4) future pricing. Determining the effective royalty rate for our titles is particularly challenging due to the inherent difficulty in predicting the popularity of entertainment products. Accordingly, if our future revenue projections change, our effective royalty rates would change, which could impact the amount and timing of royalty expense we recognize.

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

Our contracts with some licensors include minimum guaranteed royalty payments, which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. These obligations are classified as current liabilities to the extent such royalty payments are contractually due within the next twelve months. As of September 30, 2010 and March 31, 2010, approximately $5 million and $13 million, respectively, of minimum guaranteed royalty obligation payments that are not contingent upon the performance by the developer or licensor had been recognized.

Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. We evaluate long-lived royalty-based assets for impairment using undiscounted cash flows when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts and, therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated. During the three and six months ended September 30, 2010, we recognized losses of $10 million on our unrecognized minimum royalty-based commitments. During the six months ended September 30, 2009, we recognized immaterial impairment charges on our royalty-based assets. During the three months ended September 30, 2010 and 2009, we did not recognize any loss or impairment charges on our unrecognized minimum royalty-based commitments and royalty-based assets.

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

RESULTS OF OPERATIONS

Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2011 and 2010 contain 52 and 53 weeks, respectively, and ends or ended, as the case may be, on April 2, 2011 and April 3, 2010, respectively. Our results of operations for the three months ended September 30, 2010 and 2009 contained 13 weeks each, and ended on October 2, 2010 and October 3, 2009, respectively. Our results of operations for the six months ended September 30, 2010 and 2009 contained 26 and 27 weeks, respectively, and ended on October 2, 2010 and October 3, 2009, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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

From a geographical perspective, our total Net Revenue for the three months ended September 30, 2010 and 2009 was as follows (in millions):

	Three Months Ended September 30,
	2010				2009
	North America	Europe	Asia	Total	North America	Europe	Asia	Total
Net Revenue before Revenue Deferral	$469	$384	$31	$884	$638	$459	$50	$1,147
Revenue Deferral	(370)	(302)	(17)	(689)	(327)	(297)	(25)	(649)
Recognition of Revenue Deferral	228	180	28	436	168	106	16	290

Net Revenue	$327	$262	$42	$631	$479	$268	$41	$788

Worldwide

For the three months ended September 30, 2010, Net Revenue before Revenue Deferral was $884 million, driven by FIFA 11, Madden 11, and NCAA Football 11. Net Revenue before Revenue Deferral for the three months ended September 30, 2010 decreased $263 million, or 23 percent, as compared to the three months ended September 30, 2009. This decrease was driven by a $315 million decrease from the releases of the Rock Band and Need for Speed franchises in the prior period, with no comparable releases during the three months ended September 30, 2010. This decrease was partially offset by a $99 million increase from the FIFA and NHL franchises.

Revenue Deferral for the three months ended September 30, 2010 increased $40 million, or 6 percent, as compared to the three months ended September 30, 2009. This increase was due to an increase in the deferral of catalog sales of online-enabled products with an obligation to provide future incremental unspecified digital content on a when and if available basis during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. This increase was driven by a $102 million increase from the FIFA and NHL franchises.

The Recognition of Revenue Deferral for the three months ended September 30, 2010 increased $146 million, or 50 percent, as compared to the three months ended September 30, 2009. This increase was primarily due to the Recognition of Revenue Deferral during the three months ended September 30, 2010 associated with the sales of online-enabled products with an obligation to provide future incremental unspecified digital content on a when and if available basis during the last six months, with less comparable recognition during the three months ended September 30, 2009. This increase was driven by a $197 million increase from the Battlefield, FIFA World Cup, and Dante’s Inferno™ franchises. This increase was partially offset by an $83 million decrease from The Sims and Fight Night franchises.

For three months ended September 30, 2010, Net Revenue was $631 million, driven by Battlefield: Bad Company 2, 2010 FIFA WORLD CUP SOUTH AFRICA, and Madden 11. Net Revenue for the three months ended September 30, 2010 decreased $157 million, or 20 percent, as compared to the three months ended September 30, 2009. This decrease was driven by a $297 million decrease from the releases of the Rock Band, The Sims, and Fight Night franchises in the prior period, with no comparable releases during the three months ended September 30, 2010. This decrease was partially offset by a $171 million increase from the Battlefield and FIFA World Cup franchises, with no comparable releases during the three months ended September 30, 2009.

North America

For the three months ended September 30, 2010, Net Revenue before Revenue Deferral in North America was $469 million, driven by Madden 11, NCAA Football 11, and NHL® 11. Net Revenue before Revenue Deferral for the three months ended September 30, 2010 decreased $169 million, or 26 percent, as compared to the three months ended September 30, 2009. This decrease was driven by a $196 million decrease from the Rock Band and Need for Speed franchises.

Revenue Deferral for the three months ended September 30, 2010 increased $43 million, or 13 percent, as compared to the three months ended September 30, 2009. This increase was driven by a $61 million increase from the FIFA, NHL, Fight Night, and Dragon Age™ franchises. This increase was partially offset by a $46 million decrease from the Need for Speed and Madden NFL franchises.

The Recognition of Revenue Deferral for the three months ended September 30, 2010 increased $60 million, or 36 percent, as compared to the three months ended September 30, 2009. This increase was driven by a $91 million increase from the Battlefield, FIFA World Cup, and Dante’s Inferno franchises. This increase was partially offset by a $42 million decrease from the Fight Night and The Sims franchises.

For the three months ended September 30, 2010, Net Revenue in North America was $327 million, driven by Battlefield: Bad Company 2, Madden 11, and NCAA Football 10. Net Revenue for the three months ended September 30, 2010 decreased $152 million, or 32 percent, as compared to the three months ended September 30, 2009. This decrease was driven by a $210 million decrease from the Rock Band, Fight Night and The Sims franchises. This decrease was partially offset by a $77 million increase from the Battlefield and FIFA World Cup franchises.

Europe

For the three months ended September 30, 2010, Net Revenue before Revenue Deferral in Europe was $384 million, driven by FIFA 11, FIFA 10, and Battlefield: Bad Company 2. Net Revenue before Revenue Deferral for the three months ended September 30, 2010 decreased $75 million, or 16 percent, as compared to the three months ended September 30, 2009. This decrease was driven by a $108 million decrease from the Need for Speed and Rock Band franchises. This decrease was partially offset by a $56 million increase from the FIFA and Battlefield franchises. We estimate that foreign exchange rates (primarily the Euro) decreased reported Net Revenue before Revenue Deferral by approximately $25 million, or 5 percent, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral decreased by approximately $50 million, or 11 percent, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Revenue Deferral for three months ended September 30, 2010 increased by $5 million, or 2 percent, as compared to three months ended September 30, 2009. This increase was driven by a $62 million increase from the FIFA and Battlefield franchises. This increase was partially offset by a $75 million decrease from the Need for Speed and Fight Night franchises.

The Recognition of Revenue Deferral for the three months ended September 30, 2010 increased $74 million, or 70 percent, as compared to the three months ended September 30, 2009. This increase was driven by an $81 million increase from the Battlefield and FIFA World Cup franchises.

For three months ended September 30, 2010, Net Revenue in Europe was $262 million, driven by Battlefield: Bad Company 2, 2010 FIFA WORLD CUP SOUTH AFRICA, and FIFA 10. Net Revenue for the three months ended September 30, 2010 decreased $6 million, or 2 percent, as compared to the three months ended September 30, 2009. This decrease was driven by an $85 million decrease from the Rock Band, The Sims, Fight Night, and Harry Potter franchises. This decrease was partially offset by an $81 million increase from the Battlefield and FIFA World Cup franchises. We estimate that foreign exchange rates (primarily the Euro) decreased reported Net Revenue by approximately $19 million, or 7 percent, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that Net Revenue increased by approximately $13 million, or 5 percent, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Asia

For the three months ended September 30, 2010, Net Revenue before Revenue Deferral in Asia was $31 million, driven by FIFA 11, EA SPORTS™ FIFA Online 2, and Madden 11. Net Revenue before Revenue Deferral for the three months ended September 30, 2010 decreased by $19 million, or 38 percent, as compared to the three months ended September 30, 2009. This decrease was driven by a $14 million decrease from the Need for Speed, Rock Band, and EA SPORTS Active franchises. We estimate that foreign exchange rates (primarily the Australian Dollar and Japanese Yen) increased reported Net Revenue before Revenue Deferral by approximately $2 million, or 4 percent, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral decreased by approximately $21 million, or 42 percent, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Revenue Deferral for the three months ended September 30, 2010 decreased $8 million, or 32 percent, as compared to the three months ended September 30, 2009. This decrease was driven by a $7 million decrease from the Need for Speed and Fight Night franchises.

The Recognition of Revenue Deferral for the three months ended September 30, 2010 increased $12 million, or 75 percent, as compared to the three months ended September 30, 2009. This increase was driven by a $14 million increase from the Battlefield and FIFA World Cup franchises.

For the three months ended September 30, 2010, Net Revenue in Asia was $42 million, driven by Battlefield: Bad Company 2, EA SPORTS FIFA Online 2, and 2010 FIFA WORLD CUP SOUTH AFRICA. Net Revenue for the three months ended September 30, 2010 increased by $1 million, or 2 percent, as compared to the three months ended September 30, 2009. This increase was driven by a $14 million increase from the Battlefield and FIFA World Cup franchises. This increase was partially offset by an $11 million decrease from the Rock Band, EA SPORTS Active, and The Sims franchises. We estimate that foreign exchange rates (primarily the Australian Dollar and Japanese Yen) increased reported Net Revenue by approximately $7 million, or 17 percent, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that Net Revenue decreased by approximately $6 million, or 15 percent, for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

From a geographical perspective, our total Net Revenue for the six months ended September 30, 2010 and 2009 was as follows (in millions):

	Six Months Ended September 30,
	2010				2009
	North America	Europe	Asia	Total	North America	Europe	Asia	Total
Net Revenue before Revenue Deferral	$736	$620	$67	$1,423	$1,087	$778	$98	$1,963
Revenue Deferral	(505)	(461)	(42)	(1,008)	(526)	(460)	(47)	(1,033)
Recognition of Revenue Deferral	547	420	64	1,031	261	208	33	502

Net Revenue	$778	$579	$89	$1,446	$822	$526	$84	$1,432

Worldwide

For the six months ended September 30, 2010, Net Revenue before Revenue Deferral was $1,423 million, driven by FIFA 11, Madden 11, and 2010 FIFA WORLD CUP SOUTH AFRICA. Net Revenue before Revenue Deferral for the six months ended September 30, 2010 decreased $540 million, or 28 percent, as compared to the six months ended September 30, 2009. This decrease was driven by a $615 million decrease from the release of the Rock Band, The Sims, Need for Speed, EA SPORTS Active, and Fight Night franchises in the prior period, with no comparable releases during the six months ended September 30, 2010.This decrease was partially offset by a $193 million increase from the FIFA World Cup and FIFA franchises.

Revenue Deferral for the six months ended September 30, 2010 decreased $25 million, or 2 percent, as compared to the six months ended September 30, 2009. This decrease was driven by a $287 million decrease from the releases of the Need for Speed, The Sims, and Fight Night franchises in the prior period, with no comparable releases during the six months ended September 30, 2010. This decrease was partially offset by a $260 million increase from the FIFA World Cup, FIFA, and Battlefield franchises.

The Recognition of Revenue Deferral for the six months ended September 30, 2010 increased $529 million, or 105 percent, as compared to the six months ended September 30, 2009. This increase was primarily due to the Recognition of Revenue Deferral during the six months ended September 30, 2010 associated with the sales of online-enabled products with an obligation to provide future incremental unspecified digital content on a when and if available basis during the last six months, with less comparable recognition during the six months ended September 30, 2009. This increase was driven by a $448 million increase from the Battlefield, FIFA World Cup, Dragon Age and Mass Effect™ franchises.

For the six months ended September 30, 2010, Net Revenue was $1,446 million, driven by Battlefield: Bad Company 2, FIFA 10, and 2010 FIFA WORLD CUP SOUTH AFRICA. Net Revenue for the six months ended September 30, 2010 increased $14 million, or 1 percent, as compared to the six months ended September 30, 2009. This increase was driven by a $305 million increase from the Battlefield and FIFA World Cup franchises. This increase was partially offset by a $245 million decrease from the Rock Band and EA SPORTS Active franchises.

North America

For the six months ended September 30, 2010, Net Revenue before Revenue Deferral in North America was $736 million, driven by Madden 11, NCAA Football 11, and NHL 11. Net Revenue before Revenue Deferral for the six months ended September 30, 2010 decreased $351 million, or 32 percent, as compared to the six months ended September 30, 2009. This decrease was driven by a $322 million decrease from the Rock Band, EA SPORTS Active, Fight Night, and The Sims franchises. This decrease was partially offset by a $70 million increase from the FIFA World Cup and FIFA franchises.

Revenue Deferral for the six months ended September 30, 2010 decreased $21 million, or 4 percent, as compared to the six months ended September 30, 2009. This decrease was driven by a $113 million decrease from the Fight Night, The Sims, and Need for Speed franchises. This decrease was partially offset by a $93 million increase from the FIFA World Cup, FIFA, and Battlefield franchises.

The Recognition of Revenue Deferral for the six months ended September 30, 2010 increased $286 million, or 110 percent, as compared to the six months ended September 30, 2009. This increase was driven by a $233 million increase from the Battlefield, Dragon Age, Mass Effect, and Dante’s Inferno franchises.

For the six months ended September 30, 2010, Net Revenue in North America was $778 million, driven by Battlefield: Bad Company 2, Mass Effect 2, and Madden 10. Net Revenue for the six months ended September 30, 2010 decreased $44 million, or 5 percent, as compared to the six months ended September 30, 2009. This decrease was driven by a $275 million decrease from the Rock Band, EA SPORTS Active, Fight Night, and Tiger Woods PGA Tour franchises. This decrease was partially offset by a $233 million increase from the Battlefield, Dragon Age, Mass Effect, and Dante’s Inferno franchises.

Europe

For the six months ended September 30, 2010, Net Revenue before Revenue Deferral in Europe was $620 million, driven by FIFA 11, 2010 FIFA WORLD CUP SOUTH AFRICA, and FIFA 10. Net Revenue before Revenue Deferral for the six months ended September 30, 2010 decreased $158 million, or 20 percent, as compared to the six months ended September 30, 2009. This decrease was driven by a $211 million decrease from the Need for Speed, The Sims, Rock Band, and Harry Potter franchises. The decrease was partially offset by a $109 million increase from the FIFA World Cup and FIFA franchises. We estimate that foreign exchange rates (primarily the Euro) decreased reported Net Revenue before Revenue Deferral by approximately $28 million, or 3 percent, for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral decreased by approximately $130 million, or 17 percent, for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009.

Revenue Deferral for six months ended September 30, 2010 increased by $1 million, or less than 1 percent, as compared to six months ended September 30, 2009. This increase was driven by a $125 million increase from the FIFA and FIFA World Cup franchises. This increase was offset by a $135 million decrease from the Need for Speed and The Sims franchises.

The Recognition of Revenue Deferral for the six months ended September 30, 2010 increased $212 million, or 102 percent, as compared to the six months ended September 30, 2009. This increase was driven by a $191 million increase from the Battlefield, FIFA World Cup, Dragon Age, and Mass Effect franchises.

For the six months ended September 30, 2010, Net Revenue in Europe was $579 million, driven by Battlefield: Bad Company 2, FIFA 10, and 2010 FIFA WORLD CUP SOUTH AFRICA. Net Revenue for the six months ended September 30, 2010 increased $53 million, or 10 percent, as compared to the six months ended September 30, 2009. This increase was driven by a $142 million increase from the Battlefield and FIFA World Cup franchises. This increase was partially offset by a $62 million decrease from the Rock Band and Harry Potter franchises. We estimate that foreign exchange rates (primarily the Euro) decreased reported Net Revenue before Revenue Deferral by approximately $48 million, or 9 percent, for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral increased by approximately $101 million, or 19 percent, for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009

Asia

For the six months ended September 30, 2010, Net Revenue before Revenue Deferral in Asia was $67 million, driven by 2010 FIFA WORLD CUP SOUTH AFRICA, FIFA 11, and EA SPORTS FIFA Online 2. Net Revenue before Revenue Deferral for the six months ended September 30, 2010 decreased by $31 million, or 32 percent, as compared to the six months ended September 30, 2009. This decrease was driven by a $27 million decrease from The Sims, Need for Speed, EA SPORTS Active, and Rock Band franchises. The decrease was partially offset by a $16 million increase from the Battlefield and FIFA World Cup franchises. We estimate that foreign exchange rates (primarily the Australian Dollar) increased reported Net Revenue before Revenue Deferral by approximately $5 million, or 5 percent, for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral decreased by approximately $36 million, or 37 percent, for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009.

Revenue Deferral for the six months ended September 30, 2010 decreased $5 million, or 11 percent, as compared to the six months ended September 30, 2009. This decrease was driven by a $19 million decrease from the Need for Speed, The Sims, Fight Night, and Grand Slam Tennis franchises. This decrease was partially offset by a $16 million increase from the FIFA World Cup and Battlefield franchises.

The Recognition of Revenue Deferral for the six months ended September 30, 2010 increased $31 million, or 94 percent, as compared to the six months ended September 30, 2009. This increase was driven by increases from the Battlefield, FIFA World Cup and Dante’s Inferno franchises.

For the six months ended September 30, 2010, Net Revenue in Asia was $89 million, driven by Battlefield: Bad Company 2, EA SPORTS FIFA Online 2, and 2010 FIFA WORLD CUP SOUTH AFRICA. Net Revenue for the six months ended September 30, 2010 increased by $5 million, or 6 percent, as compared to the six months ended September 30, 2009. This increase was driven by a $25 million increase from the Battlefield and FIFA World Cup franchises. This increase was partially offset by a $13 million decrease from the EA SPORTS Active and Rock Band franchises. We estimate that foreign exchange rates (primarily the Australian Dollar) increased reported Net Revenue by approximately $10 million, or 12 percent, for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that Net Revenue decreased by approximately $5 million, or 6 percent, for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009.

Non-GAAP Financial Measures

Net Revenue before Revenue Deferral is a non-GAAP financial measure that excludes the impact of Revenue Deferral and the Recognition of Revenue Deferral on Net Revenue related to packaged goods games and digital content. We defer Net Revenue from sales of certain online-enabled packaged goods and digital content for which we are not able to objectively determine the fair value (as defined by accounting principles generally accepted in the United States for software sales) of the online service that we provided in connection with the sale. We recognize the revenue from these games over the estimated online service period. We also defer Net Revenue from sales of certain online-enabled packaged goods and digital content for which we had an obligation to deliver incremental unspecified digital content in the future without an additional fee. We recognize the revenue for these games on a straight-line basis over the estimated period of game play.

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

Cost of goods sold for the three and six months ended September 30, 2010 and 2009 was as follows (in millions):

	September 30, 2010	% of Net Revenue	September 30, 2009	% of Net Revenue	% Change	Change as a % of Net Revenue
Three months ended	$363	57.5%	$593	75.3%	(38.8%)	(17.8%)
Six months ended	$585	40.5%	$914	63.9%	(36.0%)	(23.4%)

During the three months ended September 30, 2010, cost of goods sold decreased by 17.8 percent as a percentage of total net revenue as compared to the three months ended September 30, 2009. This decrease as a percentage of net revenue was primarily due to (1) a greater percentage of net revenue from EA studio products, which have a higher margin than our co-publishing and distribution products, which positively impacted cost of goods sold as a percentage of total net revenue by approximately 7.6 percent and (2) a $106 million decrease in the change in deferred net revenue related to certain online-enabled packaged goods and digital content for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, which positively impacted cost of goods sold as a percent of total net revenue by 7.2 percentage points.

During the six months ended September 30, 2010, cost of goods sold decreased by 23.4 percent as a percentage of total net revenue as compared to the six months ended September 30, 2009. This decrease as a percentage of net revenue was primarily due to (1) a $554 million decrease in the change in deferred net revenue related to certain online-enabled packaged goods and digital content for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009, which positively impacted cost of goods sold as a percent of total net revenue by 18.0 percentage points and (2) a greater percentage of net revenue from EA studio products, which have a higher margin than our co-publishing and distribution products, which positively impacted cost of goods sold as a percentage of total net revenue by approximately 4.3 percent.

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs, related overhead costs and advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.

Marketing and sales expenses for the three and six months ended September 30, 2010 and 2009 were as follows (in millions):

	September 30, 2010	% of Net Revenue	September 30, 2009	% of Net Revenue	$ Change	% Change
Three months ended	$173	27%	$187	24%	$(14)	(7%)
Six months ended	$300	21%	$351	25%	$(51)	(15%)

Marketing and sales expenses decreased by $14 million, or 7 percent, during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. The decrease was primarily due to a $13 million decrease in marketing, advertising and promotional expenses resulting from a decrease in the number of titles released during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Marketing and sales expenses decreased by $51 million, or 15 percent, during the six months ended September 30, 2010, as compared to the six months ended September 30, 2009. The decrease was primarily due to a $55 million decrease in marketing, advertising and promotional expenses resulting from a decrease in the number of titles released during the six months ended September 30, 2010 as compared to the six months ended September 30, 2009. This decrease was partially offset by a $6 million increase in personnel-related costs.

General and Administrative

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.

General and administrative expenses for the three and six months ended September 30, 2010 and 2009 were as follows (in millions):

	September 30, 2010	% of Net Revenue	September 30, 2009	% of Net Revenue	$ Change	% Change
Three months ended	$77	12%	$91	12%	$(14)	(15%)
Six months ended	$151	10%	$157	11%	$(6)	(4%)

General and administrative expenses decreased by $14 million, or 15 percent, during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. This decrease was primarily due to a decrease in facilities-related expenses as a result of the $14 million loss on our lease obligation related to our Redwood Shores headquarters facilities during the three months ended September 30, 2009.

General and administrative expenses decreased by $6 million, or 4 percent, during the six months ended September 30, 2010, as compared to the six months ended September 30, 2009. This decrease was primarily due to a $17 million decrease in facilities-related expenses, primarily as a result of the $14 million loss on our lease obligation related to our Redwood Shores headquarters facilities during the three months ended September 30, 2009. The overall decreases were partially offset by (1) an increase of $10 million in incentive-based compensation expense and (2) an increase of $8 million in stock-based compensation expense.

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

Research and development expenses for the three and six months ended September 30, 2010 and 2009 were as follows (in millions):

	September 30, 2010	% of Net Revenue	September 30, 2009	% of Net Revenue	$ Change	% Change
Three months ended	$277	44%	$316	40%	$(39)	(12%)
Six months ended	$552	38%	$628	44%	$(76)	(12%)

Research and development expenses decreased by $39 million, or 12 percent, during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. This decrease was primarily due to decreases in expenses resulting from our cost reduction initiatives including (1) a decrease of $16 million in external development and contracted services, (2) a decrease of $14 million in personnel-related costs, and (3) a decrease of $9 million in facilities-related expenses, primarily due to lower depreciation and rent expense.

Research and development expenses decreased by $76 million, or 12 percent, during the six months ended September 30, 2010, as compared to the six months ended September 30, 2009. This decrease was primarily due to decreases in expenses resulting from our cost reduction initiatives including (1) a decrease of $40 million in external development and contracted services, (2) a decrease of $30 million in additional personnel-related costs, and (3) a decrease of $21 million in facilities-related expenses primarily due to lower depreciation expense. These decreases were partially offset by a $13 million increase in incentive-based compensation expense.

Amortization of Intangibles

Amortization of intangibles for the three and six months ended September 30, 2010 and 2009 was as follows (in millions):

	September 30, 2010	% of Net Revenue	September 30, 2009	% of Net Revenue	$ Change	% Change
Three months ended	$15	2%	$12	2%	$3	25%
Six months ended	$30	2%	$24	2%	$6	25%

During the three and six months ended September 30, 2010, amortization of intangibles increased by $3 million, or 25 percent, and $6 million, or 25 percent, respectively, as compared to the three and six months ended September 30, 2009, primarily due to amortization of intangibles related to our acquisition of Playfish.

Acquisition-Related Contingent Consideration

Acquisition-related contingent consideration in connection with our acquisition of Playfish for the three and six months ended September 30, 2010 was $28 million and $26 million, respectively, resulting from a revision in our estimate of the expected future cash flows over the period in which the obligation is expected to be settled.

Restructuring Charges

Restructuring charges for the three and six months ended September 30, 2010 and 2009 were as follows (in millions):

	September 30, 2010	% of Net Revenue	September 30, 2009	% of Net Revenue	$ Change	% Change
Three months ended	$6	1%	$6	1%	$—	—
Six months ended	$8	1%	$20	1%	$(12)	(60%)

In connection with our fiscal 2010 restructuring, during the six months ended September 30, 2010, we incurred $8 million of restructuring charges, primarily related to IT-related costs to assist in the reorganization of our business support functions.

In connection with our fiscal 2009 restructuring and fiscal 2008 reorganization, during the six months ended September 30, 2009, we incurred $11 million and $9 million of restructuring charges, respectively, primarily for facilities-related expenses and other expenses, including contracted services to assist in the reorganization of our business support functions.

On November 2, 2010, we announced a plan to restructure key licensing and development agreements to improve the long-term profitability of our packaged goods portfolio, and expect to incur restructuring charges of up to approximately $180 million in the second half of fiscal year 2011.

Gains (Losses) on Strategic Investments, Net

Gains (losses) on strategic investments, net, for the three and six months ended September 30, 2010 and 2009 were as follows (in millions):

	September 30, 2010	% of Net Revenue	September 30, 2009	% of Net Revenue	$ Change	% Change
Three months ended	$28	4%	$(8)	(1%)	$36	450%
Six months ended	$23	2%	$(24)	(2%)	$47	196%

During the three and six months ended September 30, 2010, gains (losses) on strategic investments, net, increased by $36 million, or 450 percent, and $47 million, or 196 percent, respectively, as compared to the three and six months ended September 30, 2009, primarily due to a realized gain of $28 million, net of costs to sell, from the sale of our investment in Ubisoft.

During the three and six months ended September 30, 2009, we recognized impairment charges of $8 million and $24 million, respectively, on our investment in The9.

Income Taxes

Benefit from income taxes for the three and six months ended September 30, 2010 and 2009 were as follows (in millions):

	September 30, 2010	Effective Tax Rate	September 30, 2009	Effective Tax Rate	% Change
Three months ended	$(17)	7.7%	$(27)	6.7%	(37%)
Six months ended	$(20)	16.0%	$(51)	7.6%	(61%)

The tax benefit reported for the three and six months ended September 30, 2010 is based on our projected annual effective tax rate for fiscal 2011, and also includes certain discrete tax benefits recorded during the period. Our effective tax rates for the three and six months ended September 30, 2010 were tax benefits of 7.7 percent and 16.0 percent, respectively, compared to a tax benefit of 6.7 percent and 7.6 percent for the same periods in fiscal 2010. The effective tax rates for the three and six months ended September 30, 2010 differ from the statutory rate of 35.0 percent primarily due to U.S. losses for which no benefit is recognized and non-U.S. losses with a reduced or zero tax benefit, partially offset by changes in the deferred tax valuation allowance and tax benefits related to the expiration of statutes of limitations and resolution of examinations by taxing authorities.

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

Impact of Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements. This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable for non-software arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of ASU 2009-13 to have a material impact on our Condensed Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of September 30, 2010	As of March 31, 2010	Increase / (Decrease)
Cash and cash equivalents	$1,056	$1,273	$(217)
Short-term investments	495	432	63
Marketable equity securities	106	291	(185)

Total	$1,657	$1,996	$(339)

Percentage of total assets	37%	43%

	Six Months Ended September 30,		Increase / (Decrease)
(In millions)	2010	2009
Cash used in operating activities	$(282)	$(322)	$40
Cash provided by (used in) investing activities	44	(316)	360
Cash provided by financing activities	17	25	(8)
Effect of foreign exchange on cash and cash equivalents	4	34	(30)

Net decrease in cash and cash equivalents	$(217)	$(579)	$362

Changes in Cash Flow

During the six months ended September 30, 2010, we used $282 million of cash in operating activities as compared to using $322 million of cash for the six months ended September 30, 2009. The decrease in cash used in operating activities for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009 was primarily due to a decrease in the change in our gross accounts receivable balances as a result of a decrease in the number of titles released as compared to the prior year.

For the six months ended September 30, 2010, we generated $197 million of cash proceeds from maturities and sales of short-term investments and $132 million of proceeds from the sales of our marketable equity securities. Our primary use of cash in non-operating activities consisted of $262 million used to purchase short-term investments.

Short-term Investments and Marketable Equity Securities

Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of September 30, 2010, our short-term investments had gross unrealized gains of $4 million, or 1 percent of the total in short-term investments, and gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

The fair value of our marketable equity securities decreased to $106 million as of September 30, 2010 from $291 million as of March 31, 2010. This decrease was primarily due to (1) a $105 million decrease in the cost basis of our investments in Ubisoft and The9 as a result of the sale of these investments and (2) a $103 million decrease in the value of our investments during the period. These decreases were offset by a $26 million increase in the value of our investment in Neowiz.

Receivables, Net

Our gross accounts receivable balances were $597 million and $423 million as of September 30, 2010 and March 31, 2010, respectively. The increase in our gross accounts receivable balance was primarily due to the timing of the release of our titles in the second quarter of fiscal year 2011 as compared to the fourth quarter of fiscal year 2010. We expect our accounts receivable balance to increase during the three months ending December 31, 2010 based on our seasonal product release schedule. Reserves for sales returns, pricing allowances and doubtful accounts decreased in absolute dollars from $217 million as of March 31, 2010 to $153 million as of September 30, 2010. As a percentage of trailing nine month net revenue, reserves decreased from 7 percent as of March 31, 2010, to 6 percent as of September 30, 2010. We believe these reserves are adequate based on historical experience and our current estimate of potential returns, pricing allowances and doubtful accounts.

Inventories

Inventories increased to $155 million as of September 30, 2010 from $100 million as of March 31, 2010, primarily as a result of an increase in inventory in conjunction with the seasonality of our business.

Other Current Assets and Other Assets

Other current assets decreased to $207 million as of September 30, 2010, from $239 million as of March 31, 2010, while other assets increased to $189 million as of September 30, 2010 from $175 million as of March 31, 2010. Other current assets and other assets combined, decreased by $18 million primarily due to (1) a $22 million decrease in Value-Added Tax receivables and (2) a $13 million decrease in prepaid income taxes. These decreases were partially offset by a $12 million increase in prepaid royalties.

Accounts Payable

Accounts payable increased to $205 million as of September 30, 2010, from $91 million as of March 31, 2010, primarily due to higher inventory purchases in conjunction with the seasonality of our business.

Accrued and Other Current Liabilities

Our accrued and other current liabilities decreased to $620 million as of September 30, 2010 from $717 million as of March 31, 2010. The $97 million decrease was primarily due to (1) a $38 million decrease in contingent consideration in connection with our acquisition of Playfish, (2) a $33 million decrease in accrued incentive-based compensation, and (3) a $22 million decrease in deferred net revenue (other).

Deferred Income Taxes, Net

Our net deferred income tax asset position decreased by $27 million as of September 30, 2010 as compared to March 31, 2010, primarily due to the use of tax attributes to offset the final settlement with the Internal Revenue Service (“IRS”) for the fiscal years 2000 through 2003.

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

As of September 30, 2010, approximately $734 million of our cash, cash equivalents, and short-term investments and $106 million of our marketable equity securities were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

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

The following table summarizes our minimum contractual obligations as of September 30, 2010, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

	Contractual Obligations
Fiscal Year Ending March 31,	Leases (a)	Developer/ Licensor Commitments (b)	Marketing	Other Purchase Obligations	Total
2011 (remaining six months)	$25	$98	$37	$2	$162
2012	42	283	45	3	373
2013	34	198	48	3	283
2014	25	30	39	2	96
2015	19	28	18	2	67
Thereafter	21	432	113	—	566

Total	$166	$1,069	$300	$12	$1,547

(a)

See discussion on operating leases in the “Off-Balance Sheet Commitments” section below for additional information. Lease commitments have not been reduced by minimum sub-lease rentals for unutilized office space resulting from our reorganization activities of approximately $13 million due in the future under non-cancelable sub-leases.

(b)

Developer/licensor commitments include $5 million of commitments to developers or licensors that have been recorded in current and long-term liabilities and a corresponding amount in current and long-term assets on our Condensed Consolidated Balance Sheet as of September 30, 2010 because payment is not contingent upon performance by the developer or licensor.

The amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be expensed in our Condensed Consolidated Financial Statements.

In addition to what is included in the table above, as of September 30, 2010, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $230 million, of which approximately $51 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

In addition to what is included in the table above as of September 30, 2010, in connection with our acquisition of Playfish in fiscal year 2010, we may be required to pay additional variable cash consideration that is contingent upon the achievement of certain performance milestones through December 31, 2011. The additional consideration is limited to a maximum of $100 million.

OFF-BALANCE SHEET COMMITMENTS

Lease Commitments

As of September 30, 2010, we leased certain of our current facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

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

Foreign Currency Exchange Rate Risk

Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing foreign currency option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income, net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income, net, in our Condensed Consolidated Statements of Operations. During the reporting periods, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified into interest and other income, net. Our hedging programs are designed to reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net revenue and research and development expenses. As of September 30, 2010, we had foreign currency option contracts to purchase approximately $50 million in foreign currency and to sell approximately $152 million of foreign currencies. All of the foreign currency option contracts outstanding as of September 30, 2010 will mature in the next 12 months. As of March 31, 2010, we had foreign currency option contracts to purchase approximately $18 million in foreign currency and to sell approximately $30 million of foreign currencies. As of September 30, 2010 and March 31, 2010, these outstanding foreign currency option contracts had a total fair value of $1 million and $2 million, respectively, and are included in other current assets.

Balance Sheet Hedging Activities. We use foreign currency forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts generally have a contractual term of three months or less and are transacted near month-end. Our foreign currency forward contracts are not designated as hedging instruments, and are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or accrued and other current liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income, net, in our Condensed Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income, net, in our Condensed Consolidated Statements of Operations. In certain cases, the amount of such gains and losses will significantly differ from the amount of gains and losses recognized on the underlying foreign-currency-denominated monetary asset or liability, in which case our results will be impacted. As of September 30, 2010, we had foreign currency forward contracts to sell approximately $208 million in foreign currencies. Of this amount, $200 million represented contracts to sell foreign currencies in exchange for U.S. dollars and $8 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2010, we had foreign currency forward contracts to purchase and sell approximately $431 million in foreign currencies. Of this amount, $293 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $127 million to purchase foreign currency in exchange for U.S. dollars and $11 million to sell foreign currency in exchange for British pounds sterling. The fair value of our foreign currency forward contracts was immaterial as of September 30, 2010 and March 31, 2010.

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

Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of September 30, 2010, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential declines in the fair value of the premiums on our foreign currency option contracts used in cash flow hedging of $1 million in each scenario. As of September 30, 2010, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $20 million and $30 million, respectively. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

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

As of September 30, 2010 and March 31, 2010, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of September 30, 2010 and March 31, 2010 (in millions):

	As of September 30, 2010	As of March 31, 2010
Corporate bonds	$252	$233
U.S. agency securities	117	115
U.S. Treasury securities	117	83
Commercial paper	9	1

Total short-term investments	$495	$432

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of September 30, 2010, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of September 30, 2010	Valuation of Securities Given an Interest Rate Increase of X Basis Points
(In millions)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$257	$255	$254	$252	$250	$249	$247
U.S. agency securities	119	119	118	117	117	116	115
U.S. Treasury securities	120	119	118	117	116	115	114
Commercial paper	9	9	9	9	9	9	9

Total short-term investments	$505	$502	$499	$495	$492	$489	$485

Market Price Risk

The fair value of our marketable equity securities in publicly traded companies is subject to market price volatility and foreign currency risk for investments denominated in foreign currencies. As of September 30, 2010 and March 31, 2010, our marketable equity securities were classified as available-for-sale securities and, consequently, were recorded on our Condensed Consolidated Balance Sheets at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity. The fair value of our marketable equity securities as of September 30, 2010 and March 31, 2010 was $106 million and $291 million, respectively.

Our marketable equity securities have been, and may continue to be, adversely impacted by volatility in the public stock markets. At any time, a sharp change in market prices in our investments in marketable equity securities could have a significant impact on the fair value of our investments. The following table presents hypothetical changes in the fair value of our marketable equity securities as of September 30, 2010, arising from changes in market prices of plus or minus 25 percent, 50 percent and 75 percent.

	Valuation of Securities Given an X Percentage Decrease in Each Stock’s Market Price			Fair Value as of September 30, 2010	Valuation of Securities Given an X Percentage Increase in Each Stock’s Market Price
(In millions)	(75%)	(50%)	(25%)		25%	50%	75%
Marketable equity securities	$27	$53	$80	$106	$133	$159	$186

Item 4.	Controls and Procedures

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the three months ended September 30, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Our business is intensely competitive and “hit” driven. If we do not deliver “hit” products and services, or if consumers prefer our competitors’ products or services over our own, our operating results could suffer.

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

International sales are a fundamental part of our business. For the six months ended September 30, 2010, international net revenue comprised 46 percent of our total net revenue. We expect international sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. In addition, our foreign investments and our cash and cash equivalents denominated in foreign currencies are subject to currency fluctuations. We use foreign currency forward contracts to mitigate some foreign currency risk associated with foreign currency denominated monetary assets and liabilities (primarily certain intercompany receivables and payables) to a limited extent and foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries). However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. The disruption in the global financial markets has also impacted many of the financial institutions with which we do business. A sustained decline in the financial stability of financial institutions as a result of the disruption in the financial markets could negatively impact our treasury operations, including our ability to secure credit-worthy counterparties for our foreign currency hedging programs. Accordingly, our results of operations, including our reported net revenue, operating expenses and net income, and financial condition can be adversely affected by unfavorable foreign currency fluctuations, especially the Euro, British pound sterling and Canadian dollar.

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

During the six months ended September 30, 2010, approximately 72 percent of our North American sales were made to our top ten customers. In Europe, our top ten customers accounted for approximately 46 percent of our sales in that territory during the six months ended September 30, 2010. Worldwide, we had direct sales to two customers, GameStop Corp. and Wal-Mart Stores Inc., which represented approximately 17 percent and 10 percent, respectively, of total net revenue for the six months ended September 30, 2010. As a result of the economic downturn, retailers globally continue to take a more conservative stance in ordering game inventory. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

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

Item 4.	Reserved

Item 5.	Other Information

Electronic Arts Discretionary Bonus Plan Amended

On November 4, 2010, our Management Committee pursuant to authority delegated to it by the Executive Compensation and Leadership Committee amended the Electronic Arts Discretionary Bonus Plan to clarify certain administrative terms within the plan. The material features of the plan, which has been renamed the EA Bonus Plan, remain unchanged, and the determination and payment of bonuses for fiscal year 2011 will continue to be made pursuant to the Bonus Formula Addendum adopted by the Executive Compensation and Leadership Committee on May 17, 2010. A copy of the full text of the Addendum was filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 20, 2010.

A copy of the EA Bonus Plan is filed as Exhibit 10.1 to this Form 10-Q and is incorporated by reference herein.

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Title

10.1	EA Bonus Plan. (*)

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. (**)

101.SCH	XBRL Taxonomy Extension Schema Document. (**)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (**)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (**)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (**)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (**)

*	Management contract or compensatory plan or arrangement.

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC. (Registrant)

/s/ Eric F. Brown
DATED: November 8, 2010	Eric F. Brown
Executive Vice President, Chief Financial Officer

ELECTRONIC ARTS INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2010

EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date

10.1*	EA Bonus Plan.				X

15.1	Awareness Letter of KPMG, LLP, Independent Registered Public Accounting Firm.				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS†	XBRL Instance Document.				X

101.SCH†	XBRL Taxonomy Extension Schema Document.				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	Management contract or compensatory plan or arrangement.

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