Form 10-Q
period 2010-12-31
ELECTRONIC ARTS INC.
filed 2011-02-07
CIK 712515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

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

As of February 2, 2011, there were 334,316,218 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	December 31, 2010	March 31, 2010 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,353	$1,273
Short-term investments	511	432
Marketable equity securities	107	291
Receivables, net of allowances of $336 and $217, respectively	390	206
Inventories	105	100
Deferred income taxes, net	22	44
Other current assets	226	239

Total current assets	2,714	2,585
Property and equipment, net	502	537
Goodwill	1,107	1,093
Acquisition-related intangibles, net	160	204
Deferred income taxes, net	44	52
Other assets	200	175

TOTAL ASSETS	$4,727	$4,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162	$91
Accrued and other current liabilities	746	717
Deferred net revenue (packaged goods and digital content)	1,100	766

Total current liabilities	2,008	1,574
Income tax obligations	184	242
Deferred income taxes, net	4	2
Other liabilities	173	99

Total liabilities	2,369	1,917

Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 334 and 330 shares issued and outstanding, respectively	3	3
Paid-in capital	2,504	2,375
Retained earnings (accumulated deficit)	(304)	123
Accumulated other comprehensive income	155	228

Total stockholders’ equity	2,358	2,729

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,727	$4,646

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

(a) Derived from audited consolidated financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In millions, except per share data)	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net revenue	$1,053	$1,243	$2,499	$2,675
Cost of goods sold	586	654	1,171	1,568

Gross profit	467	589	1,328	1,107

Operating expenses:
Marketing and sales	253	208	553	559
General and administrative	75	84	226	241
Research and development	273	290	825	918
Amortization of intangibles	14	14	44	38
Acquisition-related contingent consideration	1	—	(25)	—
Restructuring and other charges	154	100	162	120

Total operating expenses	770	696	1,785	1,876

Operating loss	(303)	(107)	(457)	(769)
Gains (losses) on strategic investments, net	—	(1)	23	(25)
Interest and other income (expense), net	—	(2)	6	8

Loss before provision for (benefit from) income taxes	(303)	(110)	(428)	(786)
Provision for (benefit from) income taxes	19	(28)	(1)	(79)

Net loss	$(322)	$(82)	$(427)	$(707)

Net loss per share:
Basic and Diluted	$(0.97)	$(0.25)	$(1.29)	$(2.18)
Number of shares used in computation:
Basic and Diluted	332	325	330	324

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In millions)	Nine Months Ended December 31,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(427)	$(707)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	138	142
Stock-based compensation	138	145
Other non-cash restructuring charges	1	27
Net losses (gains) on investments and sale of property and equipment	(24)	20
Acquisition-related contingent consideration	(25)	—
Change in assets and liabilities:
Receivables, net	(180)	(356)
Inventories	(4)	77
Other assets	(9)	(53)
Accounts payable	59	36
Accrued and other liabilities	34	(42)
Deferred income taxes, net	32	(24)
Deferred net revenue (packaged goods and digital content)	334	634

Net cash provided by (used in) operating activities	67	(101)

INVESTING ACTIVITIES
Purchase of headquarters facilities	—	(233)
Capital expenditures	(38)	(50)
Proceeds from sale of marketable equity securities	132	10
Proceeds from maturities and sales of short-term investments	282	657
Purchase of short-term investments	(367)	(477)
Acquisition-related restricted cash	—	(100)
Acquisition of subsidiaries, net of cash acquired	(16)	(278)

Net cash used in investing activities	(7)	(471)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	17	25
Excess tax benefit from stock-based compensation	—	13

Net cash provided by financing activities	17	38

Effect of foreign exchange on cash and cash equivalents	3	27

Increase (decrease) in cash and cash equivalents	80	(507)
Beginning cash and cash equivalents	1,273	1,621

Ending cash and cash equivalents	$1,353	$1,114

Supplemental cash flow information:
Cash paid during the period for income taxes, net	$11	$8

Non-cash investing activities:
Change in unrealized gains (losses) on investments, net of taxes	$23	$(34)

Assumption of restricted stock in connection with acquisition	$—	$11

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

We develop, market, publish and distribute video game software and content that can be played by consumers on a variety of platforms, including video game consoles (such as the PLAYSTATION 3, Microsoft Xbox 360 and Nintendo Wii), personal computers, handheld game players (such as the PlayStation Portable (“PSP”) and the Nintendo DS), mobile devices (such as cellular and smart phones including the Apple iPhone), and wireless devices such as the Apple iPad. Some of our games are based on content that we license from others (e.g., FIFA, Madden NFL, Harry Potter, and Hasbro’s toy and game intellectual properties), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims, Need for Speed, and Dead Space). Our goal is to publish titles with global mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., FIFA, Madden NFL, and NCAA Football), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed, and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Harry Potter).

Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2011 and 2010 contain 52 and 53 weeks, respectively, and ends or ended, as the case may be, on April 2, 2011 and April 3, 2010, respectively. Our results of operations for the three months ended December 31, 2010 and 2009 contained 13 weeks each, and ended on January 1, 2011 and January 2, 2010, respectively. Our results of operations for the nine months ended December 31, 2010 and 2009 contained 39 and 40 weeks, respectively, and ended on January 1, 2011 and January 2, 2010, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2010 and March 31, 2010, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of December 31, 2010	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$433	$433	$—	$—	Cash equivalents
Available-for-sale securities:
Corporate bonds	260	—	260	—	Short-term investments
U.S. Treasury securities	136	136	—	—	Short-term investments and cash equivalents
U.S. agency securities	111	—	111	—	Short-term investments
Marketable equity securities	107	107	—	—	Marketable equity securities
Commercial paper	21	—	21	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	13	13	—	—	Other assets
Foreign currency derivatives	1	—	1	—	Other current assets

Total assets at fair value	$1,082	$689	$393	$—

Liabilities
Contingent consideration (b)	$43	$—	$—	$43	Other liabilities

Total liabilities at fair value	$43	$—	$—	$43

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Contingent Consideration
Balance as of March 31, 2010				$65
Additions				3
Change in fair value (c)				(25)

Balance as of December 31, 2010				$43

	As of March 31, 2010	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$619	$619	$—	$—	Cash equivalents
Available-for-sale securities:
Marketable equity securities	291	291	—	—	Marketable equity securities
Corporate bonds	234	—	234	—	Short-term investments and cash equivalents
U.S. agency securities	118	—	118	—	Short-term investments and cash equivalents
U.S. Treasury securities	93	93	—	—	Short-term investments and cash equivalents
Commercial paper	12	—	12	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	12	12	—	—	Other assets
Foreign currency derivatives	2	—	2	—	Other current assets

Total assets at fair value	$1,381	$1,015	$366	$—

Liability
Contingent consideration (b)	$65	$—	$—	$65	Accrued and other current liabilities and other liabilities

Total liability at fair value	$65	$—	$—	$65

(a)	The deferred compensation plan assets consist of various mutual funds.

(b)

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with our acquisitions of Playfish Limited (“Playfish”) in fiscal year 2010 and Chillingo Limited (“Chillingo”) in fiscal year 2011 that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation.

(c)	The change in fair value is reported as acquisition-related contingent consideration in our Condensed Consolidated Statements of Operations.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Our assets that were measured and recorded at fair value on a nonrecurring basis during the three and nine months ended December 31, 2009, and impairments on those assets were as follows (in millions):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Net Carrying Value as of December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Total Impairments for the Three Months Ended December 31, 2009	Total Impairments for the Nine Months Ended December 31, 2009
Assets
Property and equipment, net (a)	$21	$—	$19	$4	$2	$5
Acquisition-related intangibles	—	—	—	—	7	7
Abandoned rights to intellectual property	—	—	—	—	9	10

Total impairments for assets held as of December 31, 2009					18	22
Impairment on acquisition-related intangibles no longer held					1	1
Impairment on property and equipment no longer held					1	1

Total impairments recorded for non-recurring measurements					$20	$24

(a)	Our carrying value as of December 31, 2009, does not equal our fair value measurements at the time of the impairments due to the subsequent recognition of depreciation expense.

In connection with our fiscal 2010 restructuring, certain of our property, equipment and acquisition-related intangibles, were impaired during the three and nine months ended December 31, 2009 due to events and circumstances that indicated that the carrying values of the assets were not recoverable. These impairments are included in restructuring and other charges in our Condensed Consolidated Statements of Operations.

There were no material impairment charges for assets and liabilities measured at fair value on a nonrecurring basis in periods subsequent to initial recognition during the three and nine months ended December 31, 2010.

(3) FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

As of December 31, 2010 and March 31, 2010, our cash and cash equivalents were $1,353 million and $1,273 million, respectively. Cash equivalents were valued at their carrying amounts as they approximate fair value due to the short maturities of these financial instruments.

Short-Term Investments

Short-term investments consisted of the following as of December 31, 2010 and March 31, 2010 (in millions):

	As of December 31, 2010				As of March 31, 2010
	Cost or Amortized	Gross Unrealized		Fair	Cost or Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate bonds	$259	$1	$—	$260	$231	$2	$—	$233
U.S. Treasury securities	125	1	—	126	83	—	—	83
U.S. agency securities	111	—	—	111	115	—	—	115
Commercial paper	14	—	—	14	1	—	—	1

Short-term investments	$509	$2	$—	$511	$430	$2	$—	$432

We evaluate our investments for impairment quarterly. Factors considered in the review of investments with an unrealized loss include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell the investments, any contractual terms impacting the prepayment or settlement process, as well as if we would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery. Based on our review, we did not consider the investments listed above to be other-than-temporarily impaired as of December 31, 2010 and March 31, 2010.

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of December 31, 2010 and March 31, 2010 (in millions):

	As of December 31, 2010		As of March 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$215	$215	$165	$165
Due in 1-2 years	169	170	174	176
Due in 2-3 years	125	126	91	91

Short-term investments	$509	$511	$430	$432

Marketable Equity Securities

Our investments in marketable equity securities consist of investments in common stock of publicly traded companies and are accounted for as available-for-sale securities and are recorded at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income in stockholders’ equity, net of tax, until either the security is sold or we determine that the decline in fair value of a security to a level below its adjusted cost basis is other-than-temporary. We evaluate these investments for impairment quarterly. If we conclude that an investment is other-than-temporarily impaired, we will recognize an impairment charge at that time in our Condensed Consolidated Statements of Operations.

Marketable equity securities consisted of the following as of December 31, 2010 and March 31, 2010 (in millions):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2010	$24	$83	$—	$107
As of March 31, 2010	$132	$159	$—	$291

During the nine months ended December 31, 2010, we recognized impairment charges of $2 million on our investment in The9. We did not recognize any impairment charges during the three months ended December 31, 2010 on our marketable equity securities. During the three and nine months ended December 31, 2009, we recognized impairment charges of $1 million and $25 million, respectively, on our investment in The9. Due to various factors, including but not limited to, the extent and duration during which the market prices of these securities had been below adjusted cost and our intent to hold these securities, we concluded the decline in values were other-than-temporary. The impairments for the nine months ended December 31, 2010 and the three and nine months ended December 31, 2009 are included in gains (losses) on strategic investments, net, in our Condensed Consolidated Statements of Operations.

During the nine months ended December 31, 2010, we received proceeds of $121 million from the sale of our investment in Ubisoft and realized gains of $28 million, net of costs to sell. During the nine months ended December 31, 2010, we sold the remaining portion of our investment in The9 and received proceeds of $11 million and realized losses of $3 million. During the three and nine months ended December 31, 2009, we received proceeds of $6 million and $10 million, respectively, and realized gains and losses of less than $1 million each, from selling a portion of our investment in The9. The realized gains and losses for the nine months ended December 31, 2010 and the three and nine months ended December 31, 2009 are included in gains (losses) on strategic investments, net, in our Condensed Consolidated Statements of Operations.

Other Investments Included in Other Assets

Our other investments, included in other assets on our Condensed Consolidated Balance Sheets, consist principally of non-voting preferred shares in two companies whose common stock is publicly traded and are accounted for under the cost method. Under this method, these investments are recorded at cost until we determine that the fair value of the investment has fallen below its adjusted cost basis and that such decline is other-than-temporary. We evaluate these investments for impairment quarterly. When we conclude that an investment is other-than-temporarily impaired, we recognize an impairment charge at that time in our Condensed Consolidated Statements of Operations.

During the three and nine months ended December 31, 2010 and 2009, we did not recognize any impairment charges with respect to these investments.

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

Cash Flow Hedging Activities

Our foreign currency option contracts are designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression analysis, as well as other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. During the reporting periods, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified into interest and other income (expense), net. As of December 31, 2010, we had foreign currency option contracts to purchase approximately $59 million in foreign currency and to sell approximately $57 million of foreign currency. All of the foreign currency option contracts outstanding as of December 31, 2010 will mature in the next 12 months. As of March 31, 2010, we had foreign currency option contracts to purchase approximately $18 million in foreign currency and to sell approximately $30 million of foreign currencies. As of December 31, 2010 and March 31, 2010, these outstanding foreign currency option contracts had a total fair value of $1 million and $2 million, respectively, and are included in other current assets.

The effect of the gains and losses from our foreign currency option contracts in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2010 and 2009 was immaterial.

Balance Sheet Hedging Activities

Our foreign currency forward contracts are not designated as hedging instruments, and are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or accrued and other current liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses in the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. As of December 31, 2010, we had foreign currency forward contracts to purchase and sell approximately $468 million in foreign currencies. Of this amount, $454 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $6 million to purchase foreign currency in exchange for U.S. dollars, and $8 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2010, we had foreign currency forward contracts to purchase and sell approximately $431 million in foreign currencies. Of this amount, $293 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $127 million to purchase foreign currency in exchange for U.S. dollars and $11 million to sell foreign currency in exchange for British pounds sterling. The fair value of our foreign currency forward contracts was immaterial as of December 31, 2010 and March 31, 2010.

The effect of foreign currency forward contracts in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2010 and 2009, was as follows (in millions):

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended December 31,		Nine Months Ended December 31,
		2010	2009	2010	2009
Foreign currency forward contracts not designated as hedging instruments	Interest and other income (expense), net	$12	$5	$7	$(7)

(5) BUSINESS COMBINATIONS

Fiscal Year 2011 Acquisition

In October 2010, we acquired all of the outstanding shares of Chillingo Limited in cash. Chillingo publishes games and software for various mobile platforms. In addition, we may be required to pay additional variable cash that is contingent upon the achievement of certain performance milestones through March 31, 2014.

Fiscal Year 2010 Acquisitions

Playfish

In November 2009, we acquired all of the outstanding shares of Playfish for an aggregate purchase price of approximately $308 million in cash and equity. Playfish is a developer of free-to-play social games that can be played on social networking platforms. The following table summarizes the acquisition date fair value of the consideration transferred which consisted of the following (in millions):

Cash	$297
Equity	11

Total purchase price	$308

The equity included in the consideration above consisted of restricted stock and restricted stock units, using the quoted market price of our common stock on the date of grant.

In addition, we may be required to pay additional variable cash consideration that is contingent upon the achievement of certain performance milestones through December 31, 2011. The additional consideration is limited to a maximum of $100 million based on tiered revenue targets over a two-year period. The estimated fair value of the contingent consideration arrangement at the acquisition date was $63 million. We estimated the fair value of the contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation.

The final allocation of the purchase price was based upon valuations for certain assets and was completed during the fourth quarter of fiscal year 2010. The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition (in millions):

Current assets	$32
Deferred income taxes, net	20
Property and equipment, net	1
Goodwill	274
Finite-lived intangibles assets	53
Contingent consideration	(63)
Other liabilities	(9)

Total purchase price	$308

All of the goodwill was initially assigned to our Playfish operating segment, but subsequently a portion was re-allocated to other operating segments. None of the goodwill recognized upon acquisition is deductible for tax purposes. See Note 6 for additional information related to the changes in the carrying amount of goodwill and Note 15 for segment information.

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

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET

The changes in the carrying amount of goodwill are as follows (in millions):

	Label Segment	Other Segments	Total
As of March 31, 2010
Goodwill	$672	$789	$1,461
Accumulated impairment	—	(368)	(368)

	672	421	1,093

Goodwill acquired	—	13	13
Reallocation	16	(16)	—
Effects of foreign currency translation	1	—	1

As of December 31, 2010
Goodwill	689	786	1,475
Accumulated impairment	—	(368)	(368)

	$689	$418	$1,107

Acquisition-related intangibles consisted of the following (in millions):

	As of December 31, 2010			As of March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$259	$(174)	$85	$258	$(155)	$103
Trade names and trademarks	90	(67)	23	89	(57)	32
Carrier contracts and related	85	(61)	24	85	(56)	29
Registered user base and other intangibles	86	(58)	28	79	(39)	40

Total	$520	$(360)	$160	$511	$(307)	$204

Amortization of intangibles for the three and nine months ended December 31, 2010 was $17 million (of which $3 million was recognized in cost of goods sold) and $53 million (of which $9 million was recognized in cost of goods sold), respectively. Amortization of intangibles for the three and nine months ended December 31, 2009 was $16 million (of which $2 million was recognized as cost of goods sold) and $46 million (of which $8 million was recognized as cost of goods sold), respectively. Finite-lived intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the terms of the related agreement, typically from two to fourteen years. As of December 31, 2010 and March 31, 2010, the weighted-average remaining useful life for finite-lived intangible assets was approximately 5.0 years and 5.1 years, respectively.

As of December 31, 2010, future amortization of finite-lived intangibles that will be recorded in cost of goods sold and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2011 (remaining three months)	$16
2012	51
2013	28
2014	19
2015	15
Thereafter	31

Total	$160

(7) RESTRUCTURING AND OTHER CHARGES

Restructuring and other restructuring plan-related information as of December 31, 2010 was as follows (in millions):

	Fiscal 2011 Restructuring		Fiscal 2010 Restructuring			Fiscal 2009 Restructuring		Other Restructurings
	Workforce	Other	Workforce	Facilities- related	Other	Workforce	Facilities- related	Facilities- related	Other	Total
Balances as of March 31, 2009	$—	$—	$—	$—	$—	$8	$5	$7	$3	$23
Charges to operations	—	—	62	22	32	1	13	3	7	140
Charges settled in cash	—	—	(29)	(2)	(1)	(9)	(11)	—	(10)	(62)
Charges settled in non-cash	—	—	(25)	(9)	(24)	—	(4)	(3)	—	(65)
Accrual reclassification	—	—	—	—	—	—	—	(7)	—	(7)

Balances as of March 31, 2010	—	—	8	11	7	—	3	—	—	29
Charges to operations	16	135	—	—	11	—	—	—	—	162
Charges settled in cash	(6)	(33)	(7)	(4)	(15)	—	(1)	—	—	(66)
Charges settled in non-cash	(2)	(2)	—	1	—	—	—	—	—	(3)

Balances as of December 31, 2010	$8	$100	$1	$8	$3	$—	$2	$—	$—	$122

Fiscal 2011 Restructuring

During the quarter ended December 31, 2010, we announced details of a plan focused on the restructuring of certain licensing and developer agreements in an effort to improve the long-term profitability of our packaged goods business. Under this plan, we amended certain licensing and developer agreements. To a much lesser extent, as part of this restructuring we have had and will continue to have, workforce reductions and facilities closures through March 31, 2011. Substantially all of these exit activities were completed during the quarter ended December 31, 2010.

As part of our fiscal 2011 restructuring plan, we amended certain license agreements during the quarter ended December 31, 2010 to terminate certain rights we previously had to use the licensors’ intellectual property. However, under these agreements we continue to be obligated to pay the contractual minimum royalty-based commitments set forth in the original agreements. Accordingly, we recognized losses and impairments of $102 million representing (1) the net present value of the estimated payments related to terminating these rights and (2) writing down assets associated with these agreements to their approximate fair value. In addition, for one agreement, the actual amount of the loss is variable and subject to periodic adjustments as it is dependent upon the actual revenue we generate from the games. In addition, because the loss for one agreement will be paid in installments through June 2016, our accrued loss was computed using the effective interest method. We currently estimate recognizing in future periods through June 2016, approximately $21 million for the accretion of interest expense related to this obligation. This interest expense will be included in restructuring and other charges in our Condensed Consolidated Statement of Operations.

In addition, for the development of certain games, we previously entered into publishing agreements with independent software developers. Under these agreements, we were obligated to pay the independent software developers a predetermined amount (a “Minimum Guarantee”) upon delivery of a completed product. The independent software developers were thinly capitalized and financed the development of the products through bank borrowings. During the quarter ended December 31, 2010, in order to more directly influence the development, product quality and product completion, we amended these agreements whereby we agreed to advance a portion of the Minimum Guarantee prior to completion of the product which were used by the independent software developers to repay their bank loans. In addition, we are now committed to advance the remaining portion of the Minimum Guarantee during the remaining development period. As a result, we have now assumed development risk of the products.

Because the independent software developers are thinly capitalized, our sole ability to recover the Minimum Guarantee is effectively through publishing the software product in development. We also have exclusive rights to exploit the software product once completed. Therefore, we concluded that the substance of the arrangement is the purchase of research and development that has no alternative future use and should be expensed upon acquisition. Accordingly, we recognized a $31 million charge in our Condensed Consolidated Statement of Operations during the three months ended December 31, 2010. In addition, we will recognize the remaining portion of the Minimum Guarantee to be advanced during the development period as research and development expense as the services are incurred.

Since the inception of the fiscal 2011 restructuring plan through December 31, 2010, we have incurred charges of $151 million, consisting of (1) $104 million related to the amendment of certain licensing agreements and other intangible asset impairment costs, (2) $31 million related to the amendment of certain developer agreements, and (3) $16 million in employee-related expenses. The $108 million restructuring accrual as of December 31, 2010 related to the fiscal 2011 restructuring is expected to be settled by June 2016. During the remainder of fiscal year 2011, we anticipate incurring less than $5 million of restructuring and other charges related to the fiscal 2011 restructuring.

Overall, including $151 million in charges incurred through December 31, 2010, we expect to incur total cash and non-cash charges between $170 million and $180 million by June 2016. These charges will consist primarily of (1) charges, including accretion of interest expense, related to the amendment of certain licensing and developer agreements and other intangible asset impairment costs (approximately $160 million) and (2) employee-related costs (approximately $16 million).

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

Since the inception of the fiscal 2010 restructuring plan through December 31, 2010, we have incurred charges of $127 million, consisting of (1) $62 million in employee-related expenses, (2) $43 million related to intangible asset impairment costs, abandoned rights to intellectual property, and other costs to assist in the reorganization of our business support functions, and (3) $22 million related to the closure of certain of our facilities. The $12 million restructuring accrual as of December 31, 2010 related to the fiscal 2010 restructuring is expected to be settled by September 2013. During the remainder of fiscal year 2011, we anticipate incurring less than $5 million of restructuring charges related to the fiscal 2010 restructuring.

Overall, including charges incurred through December 31, 2010, we expect to incur total cash and non-cash charges between $135 million and $140 million by March 31, 2012. These charges consist primarily of (1) employee-related costs (approximately $65 million), (2) intangible asset impairment costs, abandoned rights to intellectual property costs, and other costs to assist in the reorganization of our business support functions (approximately $50 million), and (3) facilities exit costs (approximately $25 million).

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

Since the inception of the fiscal 2009 restructuring plan through December 31, 2010, we have incurred charges of $55 million, consisting of (1) $33 million in employee-related expenses, (2) $20 million related to the closure of certain of our facilities, and (3) $2 million related to asset impairments. We do not expect to incur any additional restructuring charges under this plan. The restructuring accrual of $2 million as of December 31, 2010 related to the fiscal 2009 restructuring is expected to be settled by September 2016.

Other Restructurings

We also engaged in various other restructurings based on management decisions. From April 1, 2009 through December 31, 2010, $10 million in cash has been paid out under these restructuring plans. $7 million of the accrual as of March 31, 2009 was reclassified during the three months ended June 30, 2009, from accrued and other current liabilities to other liabilities on our Condensed Consolidated Balance Sheet. We do not expect to incur any additional charges under these plans.

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

Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. We evaluate long-lived royalty-based assets for impairment using undiscounted cash flows when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts and, therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated. During the three months ended December 31, 2010, we recognized losses of $75 million on our previously unrecognized minimum royalty-based commitments and impairment charges of $27 million on our royalty-based assets, both related to our fiscal 2011 restructuring. During the nine months ended December 31, 2010, we recognized losses of $85 million, inclusive of $75 million related to our fiscal 2011 restructuring, on our previously unrecognized minimum royalty-based commitments and impairment charges of $27 million on our royalty-based assets related to our fiscal 2011 restructuring. During the three months ended December 31, 2009, we recognized impairment charges of $9 million on our royalty-based assets related to our fiscal 2010 restructuring. During the nine months ended December 31, 2009, we recognized impairment charges of $10 million, inclusive of $9 million related to our fiscal 2010 restructuring, on our royalty-based assets. The losses and impairment charges related to our restructuring and other restructuring plan-related activities are presented in Note 7 of the Notes to Condensed Consolidated Financial Statements.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of December 31, 2010	As of March 31, 2010
Other current assets	$73	$66
Other assets	37	36

Royalty-related assets	$110	$102

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

	As of December 31, 2010	As of March 31, 2010
Accrued and other current liabilities	$169	$144
Other liabilities	61	—

Royalty-related liabilities	$230	$144

In addition, as of December 31, 2010, we were committed to pay approximately $1,214 million to content licensors, independent software developers and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements.

(9) BALANCE SHEET DETAILS

Inventories

Inventories as of December 31, 2010 and March 31, 2010 consisted of (in millions):

	As of December 31, 2010	As of March 31, 2010
Raw materials and work in process	$15	$8
In-transit inventory	1	2
Finished goods	89	90

Inventories	$105	$100

Property and Equipment, Net

Property and equipment, net, as of December 31, 2010 and March 31, 2010 consisted of (in millions):

	As of December 31, 2010	As of March 31, 2010
Computer equipment and software	$484	$480
Buildings	349	347
Leasehold improvements	102	99
Office equipment, furniture and fixtures	66	71
Land	65	65
Warehouse equipment and other	10	10
Construction in progress	12	13

	1,088	1,085
Less accumulated depreciation	(586)	(548)

Property and equipment, net	$502	$537

Depreciation expense associated with property and equipment was $26 million and $79 million for the three and nine months ended December 31, 2010, respectively. Depreciation expense associated with property and equipment was $30 million and $93 million for the three and nine months ended December 31, 2009, respectively.

Acquisition-Related Restricted Cash Included in Other Current Assets and Other Assets

In connection with our acquisition of Playfish in fiscal year 2010, we deposited $100 million into an escrow account to pay the former shareholders of Playfish in the event certain performance milestones through December 31, 2011 are achieved. Through the nine months ended December 31, 2010, no distributions were made from the restricted cash amount. As this deposit is restricted in nature, it is excluded from cash and cash equivalents. As of December 31, 2010 and March 31, 2010, the estimated long-term portion of $100 million and $61 million, respectively, is included in other assets. As of March 31, 2010, the estimated short-term portion of $39 million is included in other current assets on our Condensed Consolidated Balance Sheet. As of December 31, 2010, there was no estimated short-term portion.

Accrued and Other Current Liabilities

Accrued and other current liabilities as of December 31, 2010 and March 31, 2010 consisted of (in millions):

	As of December 31, 2010	As of March 31, 2010
Other accrued expenses	$354	$293
Accrued compensation and benefits	178	177
Accrued royalties	131	144
Deferred net revenue (other)	83	103

Accrued and other current liabilities	$746	$717

Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.

Deferred Net Revenue (Packaged Goods and Digital Content)

Deferred net revenue (packaged goods and digital content) was $1,100 million as of December 31, 2010 and $766 million as of March 31, 2010. Deferred net revenue (packaged goods and digital content) includes the unrecognized revenue from (1) bundled sales of certain online-enabled packaged goods and digital content for which either we do not have vendor-specific objective evidence of fair value (“VSOE”) for the online service that we provide in connection with the sale of the software or we have an obligation to provide future incremental unspecified digital content, (2) certain packaged goods sales of massively-multiplayer online role-playing games, and (3) sales of certain incremental content associated with our core subscription services that can only be played online, which are types of “micro-transactions.” We recognize revenue from sales of online-enabled packaged goods and digital content for which (1) we do not have VSOE for the online service that we provided in connection with the sale and (2) we have an obligation to deliver incremental unspecified digital content in the future without an additional fee on a straight-line basis generally over an estimated six month period beginning in the month after shipment. However, we expense the cost of goods sold related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

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

The tax expense reported for the three months ended December 31, 2010 and the tax benefit reported for the nine months ended December 31, 2010, are based on our projected annual effective tax rate for fiscal year 2011, and also includes certain discrete tax benefits recorded during the period. Our effective tax rates for the three and nine months ended December 31, 2010 were a tax expense of 6.3 percent and a tax benefit of 0.2 percent, respectively, compared to a tax benefit of 24.9 percent and 10.0 percent for the same periods in fiscal 2010. The effective tax rate for the three months ended December 31, 2010 differs from the statutory rate of 35.0 percent primarily due to U.S. losses for which no benefit is recognized and non-U.S. losses with a reduced or zero tax benefit. The effective tax rate for the nine months ended December 31, 2010 differs from the statutory rate of 35.0 percent primarily due to U.S. losses for which no benefit is recognized and non-U.S. losses with a reduced or zero tax benefit, partially offset by changes in the deferred tax valuation allowance and tax benefits related to the expiration of statutes of limitations and resolution of examinations by taxing authorities.

During the three months ended September 30, 2010, we reached a final settlement with the Internal Revenue Service (“IRS”) for the fiscal years 2000 through 2003. As a result, we recorded approximately $18 million of previously unrecognized tax benefits and reduced our accrual for interest by approximately $9 million.

During the three and nine months ended December 31, 2010, we recorded a net increase of $7 million and a net decrease of $26 million, respectively, in gross unrecognized tax benefits. The total gross unrecognized tax benefits as of December 31, 2010 is $252 million, of which approximately $51 million would be offset by prior cash deposits to tax authorities for issues pending resolution. A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of December 31, 2010, if recognized, approximately $127 million of the unrecognized tax benefits would affect our effective tax rate and approximately $112 million would result in adjustments to deferred tax assets with corresponding adjustments to the valuation allowance.

During the three and nine months ended December 31, 2010, we recorded a net increase of $2 million and a net decrease $13 million, respectively, for accrued interest and penalties related to tax positions taken on our tax returns. As of December 31, 2010, the combined amount of accrued interest and penalties related to uncertain tax positions included in income tax obligations on our Condensed Consolidated Balance Sheet was approximately $26 million.

The IRS has completed its examination of our federal income tax returns through fiscal year 2005. As of December 31, 2010, the IRS had proposed, and we had agreed to, certain adjustments to our tax returns for fiscal years 2004 and 2005. The effects of these adjustments have been considered in estimating our future obligations for unrecognized tax benefits and are not expected to have a material impact on our financial position or results of operations. As of December 31, 2010, we had not agreed to certain other proposed adjustments for fiscal years 2004 and 2005, and those issues were pending resolution with the IRS. Furthermore, the IRS has commenced examinations of our fiscal year 2006, 2007 and 2008 tax returns. We are also currently under income tax examination in Canada for fiscal years 2004 and 2005, and in France for fiscal years 2006 through 2008. We remain subject to income tax examinations for several other jurisdictions including Canada for fiscal years after 2001, in France for fiscal years after 2008, in Germany for fiscal years after 2007, in the United Kingdom for fiscal years after 2008, and in Switzerland for fiscal years after 2007.

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $6 million of the reserves for unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect our income tax provision (benefit) and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

(11) COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of December 31, 2010, we leased certain of our current facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

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

In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation, FAPL (Football Association Premier League Limited), and DFL Deutsche Fußball Liga GmbH (German Soccer League) (professional soccer); National Basketball Association (professional basketball); PGA TOUR and Tiger Woods (professional golf); National Hockey League and NHL Players’ Association (professional hockey); Warner Bros. (Harry Potter); National Football League Properties, PLAYERS Inc., and Red Bear Inc. (professional football); Collegiate Licensing Company (collegiate football); ESPN (content in EA SPORTS games); Hasbro, Inc. (most of Hasbro’s toy and game intellectual properties); LucasArts and Lucas Licensing (Star Wars: The Old Republic), and the Estate of Robert Ludlum (Robert Ludlum novels and films). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our unrecognized minimum contractual obligations as of December 31, 2010 (in millions):

	Contractual Obligations
Fiscal Year Ending March 31,	Leases (a)	Developer/ Licensor Commitments	Marketing	Other Purchase Obligations	Total
2011 (remaining three months)	$13	$30	$18	$1	$62
2012	43	330	71	5	449
2013	35	180	36	3	254
2014	26	116	67	3	212
2015	21	106	32	2	161
Thereafter	24	452	128	—	604

Total	$162	$1,214	$352	$14	$1,742

(a)

Lease commitments have not been reduced by minimum sub-lease rentals for unutilized office space resulting from our reorganization activities of approximately $12 million due in the future under non-cancelable sub-leases.

The amounts represented in the table above reflect our unrecognized minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due; however, certain payment obligations may be accelerated depending on the performance of our operating results.

In addition to what is included in the table above as of December 31, 2010, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $235 million, of which approximately $51 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

In addition to what is included in the table above as of December 31, 2010, in connection with our acquisitions, we may be required to pay an additional $110 million of cash consideration through March 31, 2014, that is contingent upon the achievement of certain performance milestones. As of December 31, 2010, we have accrued $43 million of contingent consideration on our Condensed Consolidated Balance Sheet.

Legal Proceedings

We are subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our Condensed Consolidated Financial Statements.

(12) STOCK-BASED COMPENSATION

Valuation Assumptions

We are required to estimate the fair value of share-based payment awards on the date of grant. We recognize compensation costs for stock-based payment awards to employees based on the grant-date fair value using a straight-line approach over the service period for which such awards are expected to vest. The fair value of restricted stock units and restricted stock is determined based on the quoted market price of our common stock on the date of grant. The fair value of stock options and stock purchase rights granted pursuant to our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”), respectively, is determined using the Black-Scholes valuation model. The fair value of our stock options is based on the multiple-award valuation method. The determination of fair value of stock options and ESPP is affected by our stock price, as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the expected term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. The key assumptions for the Black-Scholes valuation calculation are:

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

•	Expected dividends.

The estimated assumptions used in the Black-Scholes valuation model to value our stock option grants and ESPP were as follows:

	Stock Option Grants				ESPP
	Three Months Ended December 31,		Nine Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009	2010	2009
Risk-free interest rate	1.2 - 2.6%	1.4 - 2.7%	0.8 - 2.6%	1.4 - 3.0%	0.2 - 0.3%	0.2 - 0.4%
Expected volatility	41 - 43%	41 - 45%	41 - 45%	41 - 48%	38%	45 - 57%
Weighted-average volatility	42%	43%	43%	45%	38%	51%
Expected term	4.2 years	4.4 years	4.4 years	4.2 years	6-12 months	6-12 months
Expected dividends	None	None	None	None	None	None

There were no ESPP shares valued during the three months ended December 31, 2010 and 2009.

Stock-Based Compensation Expense

Employee stock-based compensation expense recognized during the three and nine months ended December 31, 2010 and 2009 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and our ESPP included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Cost of goods sold	$1	$—	$2	$1
Marketing and sales	6	4	16	12
General and administrative	9	9	32	24
Research and development	30	29	86	82
Restructuring and other charges	2	26	2	26

Stock-based compensation expense	$48	$68	$138	$145

During the three and nine months ended December 31, 2010 and 2009, we did not recognize any provision for or benefit from income taxes related to our stock-based compensation expense.

As of December 31, 2010, our total unrecognized compensation cost related to stock options was $45 million and is expected to be recognized over a weighted-average service period of 1.7 years. As of December 31, 2010, our total unrecognized compensation cost related to restricted stock, restricted stock units and notes payable in shares of common stock (collectively referred to as “restricted stock rights”) was $279 million (inclusive of approximately $21 million of additional remaining compensation cost associated with our 2010 Employee Stock Option Exchange Program) and is expected to be recognized over a weighted-average service period of 2.0 years. Of the $279 million of unrecognized compensation cost above, $24 million relates to performance-based restricted stock units that we ceased recognizing stock-based compensation expense during fiscal year 2010 because we determined that they were neither probable nor improbable of achievement.

Stock Options

The following table summarizes our stock option activity for the nine months ended December 31, 2010:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2010	16,131	$30.28
Granted	115	16.89
Exercised	(73)	16.38
Forfeited, cancelled or expired	(2,544)	27.55

Outstanding as of December 31, 2010	13,629	30.75	5.56	$1

Exercisable as of December 31, 2010	9,537	34.24	4.56	$1

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of December 31, 2010, which would have been received by the option holders had all the option holders exercised their options as of that date. The weighted-average grant date fair values of stock options granted during the three and nine months ended December 31, 2010 were $5.58 and $6.20, respectively. The weighted-average grant date fair values of stock options granted during the three and nine months ended December 31, 2009 were $6.86 and $7.85, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.

Restricted Stock Rights

The following table summarizes our restricted stock rights activity, excluding performance-based restricted stock unit activity discussed below, for the nine months ended December 31, 2010:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2010	14,300	$24.45
Granted	6,835	17.25
Vested	(5,700)	21.15
Forfeited or cancelled	(1,026)	22.50

Balance as of December 31, 2010	14,409	22.48

The weighted-average grant date fair value of restricted stock rights is based on the quoted market price of our common stock on the date of grant. The weighted-average grant date fair values of restricted stock rights granted during the three and nine months ended December 31, 2010 were $15.59 and $17.25, respectively. The weighted-average grant date fair values of restricted stock rights granted during the three and nine months ended December 31, 2009 were $17.26 and $18.14, respectively.

Performance-Based Restricted Stock Units

The following table summarizes our performance-based restricted stock unit activity for the nine months ended December 31, 2010:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2010	2,326	$49.04
Granted	120	15.39
Forfeited or cancelled	(260)	49.60

Balance as of December 31, 2010	2,186	47.13

The weighted-average grant date fair value of performance-based restricted stock units is based on the quoted market price of our common stock on the date of grant. The weighted-average grant date fair value of performance-based restricted stock units granted during the three and nine months ended December 31, 2010 was $15.39 in each period. The weighted-average grant date fair value of performance-based restricted stock units granted during the nine months ended December 31, 2009 was $20.93. There were no performance-based restricted stock units granted during the three months ended December 31, 2009.

ESPP

During the nine months ended December 31, 2010 and 2009, we issued approximately 1.2 million shares in each period under the ESPP with exercise prices for purchase rights of $12.99 and $13.86, respectively. The estimated weighted-average fair values of purchase rights during the nine months ended December 31, 2010 and 2009 were $4.31 and $6.25, respectively.

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

(13) COMPREHENSIVE LOSS

We classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings (accumulated deficit) and paid-in capital in the equity section of our balance sheets. Accumulated other comprehensive income primarily includes foreign currency translation adjustments and the net of tax amounts for unrealized gains (losses) on available-for-sale securities and derivative instruments designated as cash flow hedges. Foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

The change in the components of comprehensive loss, net of related immaterial taxes, for the three and nine months ended December 31, 2010 and 2009 is summarized as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net loss	$(322)	$(82)	$(427)	$(707)

Other comprehensive income (loss):
Change in unrealized losses on available-for-sale securities	—	(63)	(49)	(34)
Reclassification adjustment for realized losses (gains) on available-for-sale securities	—	(1)	(27)	21
Change in unrealized losses on derivative instruments	(1)	(1)	(7)	(3)
Reclassification adjustment for realized losses on derivative instruments	1	2	2	—
Foreign currency translation adjustments	11	4	8	65

Total other comprehensive income (loss)	11	(59)	(73)	49

Total comprehensive loss	$(311)	$(141)	$(500)	$(658)

(14) NET LOSS PER SHARE

As a result of our net loss for the three and nine months ended December 31, 2010, we have excluded certain equity-based instruments from the diluted loss per share calculation as their inclusion would have had an antidilutive effect. Had we reported net income for these periods, an additional 3 million shares of common stock for each of the three and nine months ended December 31, 2010, would have been included in the number of shares used to calculate diluted earnings per share. Options to purchase, restricted stock units and restricted stock to be released in the amount of 18 million shares of common stock in each period were excluded from the computation of diluted shares, as their inclusion would have had an antidilutive effect. For the three and nine months ended December 31, 2010, the weighted-average exercise prices of these shares were $23.33 and $24.35 per share, respectively.

As a result of our net loss for the three and nine months ended December 31, 2009, we have excluded certain equity-based instruments from the diluted loss per share calculation as their inclusion would have had an antidilutive effect. Had we reported net income for these periods, an additional 2 million shares of common stock in each period would have been included in the number of shares used to calculate diluted earnings per share. Options to purchase, restricted stock units and restricted stock to be released in the amount of 32 million shares and 36 million shares of common stock were excluded from the computation of diluted shares for the three and nine months ended December 31, 2009, respectively, as their inclusion would have had an antidilutive effect. For the three and nine months ended December 31, 2009, the weighted-average exercise prices of these shares were $29.86 and $34.73 per share, respectively.

(15) SEGMENT INFORMATION

Our reporting segments are based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.

Our business is currently organized around three operating labels, EA Games, EA SPORTS and EA Play, as well as EA Interactive, which reports into our Global Publishing Organization. Our CODM regularly receives separate financial information for distinct businesses within the EA Interactive organization, including EA Mobile, the combined results of Pogo and Playfish, and Hasbro. Accordingly, in assessing performance and allocating resources, our CODM reviews the results of our three Labels, as well as the operating segments in EA Interactive, including EA Mobile, the combined results of Pogo and Playfish, and Hasbro. Due to their similar economic characteristics, products, and distribution methods, EA Games, EA SPORTS, EA Play, and Hasbro’s results are aggregated into one Reportable Segment (the “Label segment”) as shown below. The remaining operating segments’ results are not material for separate disclosure and are included in the reconciliation of Label segment profit to our consolidated operating loss below. In addition to assessing performance and allocating resources based on our operating segments as described herein, to a lesser degree, our CODM also reviews results based on geographic performance.

The following table summarizes the financial performance of the Label segment and a reconciliation of the Label segment’s profit to our consolidated operating loss for the three and nine months ended December 31, 2010 and 2009 (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Label segment:
Net revenue before revenue deferral	$1,255	$1,247	$2,468	$3,062
Depreciation and amortization	(10)	(13)	(31)	(42)
Other expenses	(859)	(947)	(1,904)	(2,491)

Label segment profit	386	287	533	529
Reconciliation to consolidated operating loss:
Other:
Revenue deferral	(995)	(725)	(2,003)	(1,758)
Recognition of revenue deferral	638	622	1,669	1,124
Other net revenue	155	99	365	247
Depreciation and amortization	(33)	(33)	(101)	(97)
Other expenses	(454)	(357)	(920)	(814)

Consolidated operating loss	$(303)	$(107)	$(457)	$(769)

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

Information about our total net revenue by platform for the three and nine months ended December 31, 2010 and 2009 is presented below (in millions):

	Three Months Ended December 31,		Nine months Ended December 31,
	2010	2009	2010	2009
Consoles
Xbox 360	$285	$348	$719	$592
PLAYSTATION 3	282	236	643	499
Wii	130	196	195	499
PlayStation 2	20	44	60	111

Total Consoles	717	824	1,617	1,701

PC	155	212	498	509

Mobile and Handhelds
Mobile	59	56	160	157
Nintendo DS	49	63	68	113
PSP	22	30	58	88

Total Mobile and Handhelds	130	149	286	358

Other	51	58	98	107

Total Net Revenue	$1,053	$1,243	$2,499	$2,675

Information about our operations in North America, Europe and Asia as of and for the three and nine months ended December 31, 2010 and 2009 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net revenue from unaffiliated customers
North America	$528	$693	$1,306	$1,515
Europe	477	489	1,056	1,015
Asia	48	61	137	145

Total	$1,053	$1,243	$2,499	$2,675

			As of December 31,
			2010	2009
Long-lived assets
North America			$1,286	$1,341
Europe			449	480
Asia			34	41

Total			$1,769	$1,862

Our direct sales to GameStop Corp. represented approximately 14 percent and 15 percent of total net revenue for the three and nine months ended December 31, 2010, respectively, and approximately 14 percent and 15 percent of total net revenue for the three and nine months ended December 31, 2009, respectively. Our direct sales to Wal-Mart Stores, Inc. represented approximately 10 percent of total net revenue for each of the three and nine months ended December 31, 2010, and approximately 12 percent and 13 percent of total net revenue for the three and nine months ended December 31, 2009, respectively. Our direct sales to Best Buy Co., Inc. represented approximately 11 percent of total net revenue for the three months ended December 31, 2009.

(16) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements. This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third-party evidence for determining the selling price of a deliverable for non-software arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of ASU 2009-13 to have a material impact on our Condensed Consolidated Financial Statements.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements that Include Software Elements. This guidance modifies the scope of FASB ASC subtopic 985-605, Software-Revenue Recognition, to exclude from its requirements non-software components of tangible products and software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of ASU 2009-14 to have a material impact on our Condensed Consolidated Financial Statements.

(17) SUBSEQUENT EVENTS

Stock Repurchase Program

On February 1, 2011, we announced that our Board of Directors has authorized a program to repurchase up to $600 million of our common stock over the next 18 months.

Under the program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time.

Canada Revenue Agency Notice of Reassessment

On January 18, 2011, we received a Corporation Notice of Reassessment (the “Notice”) from the Canada Revenue Agency (“CRA”) claiming that we owe additional taxes, plus interest and penalties, for the 2004 and 2005 tax years. The incremental tax liability asserted by the CRA is $44 million, excluding interest and penalties. The Notice primarily relates to transfer pricing in connection with the reimbursement of costs for services rendered to our U.S. parent company by one of our subsidiaries in Canada. We do not agree with the CRA’s position and we intend to file a Notice of Objection with the appeals department of the CRA. We do not believe the CRA’s position has merit and accordingly, we have not adjusted our liability for uncertain tax positions as a result of the Notice. If, upon resolution, we are required to pay an amount in excess of our liability for uncertain tax positions for this matter, the incremental amounts due would result in additional charges to income tax expense. In determining such charges, we would consider whether any correlative relief should be included in the form of additional tax deductions in the U.S should we decide to seek such relief. As part of the appeals process, we may be required to make a cash deposit of a portion of the total assessment, including interest and penalties.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Electronic Arts Inc.:

We have reviewed the condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of January 1, 2011, and the related condensed consolidated statements of operations and cash flows for the three and nine month periods ended January 1, 2011 and January 2, 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

February 7, 2011

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

OVERVIEW

The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three and nine months ended December 31, 2010, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the Condensed Consolidated Financial Statements and related notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 as filed with the SEC on May 28, 2010 and in other documents we have filed with the SEC.

About Electronic Arts

We develop, market, publish and distribute video game software and content that can be played by consumers on a variety of platforms, including video game consoles (such as the PLAYSTATION 3, Microsoft Xbox 360 and Nintendo Wii), personal computers, handheld game players (such as the PlayStation Portable (“PSP”) and the Nintendo DS), mobile devices (such as cellular and smart phones including the Apple iPhone), and wireless devices such as the Apple iPad. Some of our games are based on content that we license from others (e.g., FIFA, Madden NFL, Harry Potter, and Hasbro’s toy and game intellectual properties), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims, Need for Speed, and Dead Space). Our goal is to publish titles with global mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., FIFA, Madden NFL, and NCAA Football), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed, and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Harry Potter).

Financial Results

Total net revenue for the three months ended December 31, 2010 was $1,053 million, down $190 million as compared to the three months ended December 31, 2009. This decrease is primarily the result of lower distribution revenue during the three months ended December 31, 2010 as compared to the three months ended December 31, 2009. At December 31, 2010, deferred net revenue associated with sales of online-enabled packaged goods and digital content increased by $357 million as compared to September 30, 2010, directly reducing the amount of reported net revenue during the three months ended December 31, 2010. At December 31, 2009, deferred net revenue associated with sales of online-enabled packaged goods and digital content increased by $103 million as compared to September 30, 2009, directly reducing the amount of reported net revenue during the three months ended December 31, 2009. Without these changes in deferred net revenue, reported net revenue would have increased by approximately $64 million during the three months ended December 31, 2010 as compared to the three months ended December 31, 2009. Net revenue for the three months ended December 31, 2010, was driven by FIFA 11, Madden 11, and Medal of Honor.

Net loss for the three months ended December 31, 2010 was $322 million as compared to a net loss of $82 million for the three months ended December 31, 2009. Diluted loss per share for the three months ended December 31, 2010 was $0.97 as compared to a diluted loss per share of $0.25 for the three months ended December 31, 2009. Net loss increased during the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 primarily as a result of (1) a decrease of $190 million in net revenue, (2) a $54 million increase in restructuring and other charges primarily from our fiscal 2011 restructuring, (3) a $47 million increase in our income tax provision, and (4) a $45 million increase in marketing and advertising expenses. These amounts were partially offset by a decrease of $68 million in cost of goods sold.

During the nine months ended December 31, 2010, we generated $67 million of cash in operating activities as compared to using $101 million of cash for the nine months ended December 31, 2009. The increase in cash provided by operating activities for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009 was primarily due to our cost reduction initiatives, including decreases in external development and contracted services, as well as lower marketing and advertising spend as a result of a decrease in the number of titles released as compared to the same period in the prior year.

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

Recent Developments

Sale of Ubisoft Investment. In February 2005, we purchased approximately 19.9 percent of the then-outstanding ordinary shares (representing approximately 18 percent of the voting rights at the time) of Ubisoft Entertainment for $91 million. During the nine months ended December 31, 2010, we sold this investment for approximately $121 million and realized gains of $28 million, net of costs to sell.

Fiscal 2011 Restructuring. During the quarter ended December 31, 2010, we announced details of a plan focused on the restructuring of certain licensing and developer agreements in an effort to improve the long-term profitability of our packaged goods business. Under this plan, we amended certain licensing and developer agreements. To a much lesser extent, as part of this restructuring we have had and will continue to have workforce reductions and facilities closures through March 31, 2011. Substantially all of these exit activities were completed during the quarter ended December 31, 2010.

Since the inception of the fiscal 2011 restructuring plan through December 31, 2010, we have incurred charges of $151 million, consisting of (1) $104 million related to the amendment of certain licensing agreements and other intangible asset impairment costs, (2) $31 million related to the amendment of certain developer agreements, and (3) $16 million in employee-related expenses. During the remainder of fiscal year 2011, we anticipate incurring less than $5 million of restructuring and other charges related to the fiscal 2011 restructuring.

International Operations and Foreign Currency Exchange Impact. International sales (revenue derived from countries other than Canada and the United States), are a fundamental part of our business. Net revenue from international sales accounted for approximately 48 percent of our total net revenue during the nine months ended December 31, 2010 and approximately 43 percent of our total net revenue during the nine months ended December 31, 2009. Our net revenue is impacted by foreign exchange rates during the reporting period associated with net revenue before revenue deferral, as well as the foreign exchange rates associated with the recognition of deferred net revenue of online-enabled packaged goods and digital content that were established at the time we recorded this deferred net revenue on our Condensed Consolidated Balance Sheets. The foreign exchange rates during the reporting period may not always move in the same direction as the foreign exchange rate impact associated with the recognition of deferred net revenue of online-enabled packaged goods and digital content. During the nine months ended December 31, 2010, foreign exchange rates had an overall unfavorable impact on our net revenue of approximately $61 million, or 2 percent. In addition, our international investments and our cash and cash equivalents denominated in foreign currencies are subject to fluctuations in foreign currency exchange rates. If the U.S. dollar strengthens against these currencies, then foreign exchange rates may have an unfavorable impact on our results of operations and our financial condition.

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

Product revenue, including sales to resellers and distributors (“channel partners”), is recognized when the four above criteria are met. We reduce product revenue for estimated future returns, price protection, and other offerings, which may occur with our customers and channel partners. Price protection represents the right to receive a credit allowance in the event we lower our wholesale price on a particular product. The amount of the price protection is generally the difference between the old price and the new price. In certain countries, we have stock-balancing programs for our PC and video game system software products, which allow for the exchange of these software products by resellers under certain circumstances. It is our general practice to exchange software products or give credits rather than to give cash refunds.

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

While we are required to make certain fair value assessments associated with the accounting for several types of transactions, the following areas are the most sensitive to these assessments:

Business Combinations. We must estimate the fair value of assets acquired, liabilities and contingencies assumed, acquired in-process technology, and contingent consideration issued in a business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets and acquired in-process technology are amortized over various estimated useful lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount we recognize as goodwill, an asset that is not amortized. Determining the fair value of assets acquired requires an assessment of the highest and best use or the expected price to sell the asset and the related expected future cash flows. Determining the fair value of acquired in-process technology also requires an assessment of our expectations related to the use of that asset. Determining the fair value of an assumed liability requires an assessment of the expected cost to transfer the liability. Determining the fair value of contingent consideration issued requires an assessment of the expected future cash flows over the period in which the obligation is expected to be settled, and applying a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. This fair value assessment is also required in periods subsequent to a business combination. Such estimates are inherently difficult and subjective and can have a material impact on our Condensed Consolidated Financial Statements.

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

To determine the fair value of each reporting unit used in the first step, we use a combination of the market approach, which utilizes comparable companies’ data, and/or the income approach, which utilizes discounted cash flows. Determining whether an event or change in circumstances does or does not indicate that the fair value of a reporting unit is below its carrying amount is inherently subjective. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates, tax rates, and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and determination of appropriate market comparables. These estimates and assumptions have to be made for each reporting unit evaluated for impairment. As of the last annual assessment of goodwill in the fourth quarter of fiscal year 2010, we concluded that the estimated fair values of each of our reporting units adequately exceeded their carrying values and we have not identified any indicators of impairment since. Our estimates for market growth, our market share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business. Our business consists of developing, marketing and distributing video game software using both established and emerging intellectual properties and our forecasts for emerging intellectual properties are based upon internal estimates and external sources rather than historical information and have an inherently higher risk of accuracy. If future forecasts are revised, they may indicate or require future impairment charges. We base our fair value estimates on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Assessment of Impairment of Short-Term Investments, Marketable Equity Securities and Other Investments. We periodically review our short-term investments, marketable equity securities and other investments for impairment. Our short-term investments consist of securities with remaining maturities greater than three months at the time of purchase and our marketable equity securities consist of investments in common stock of publicly traded companies, both are accounted for as available-for-sale securities. Unrealized gains and losses on our short-term investments and marketable equity securities are recorded as a component of accumulated other comprehensive income in stockholders’ equity, net of tax, until either (1) the security is sold or (2) we determine that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. Realized gains and losses on our short-term investments and marketable equity securities are calculated based on the specific identification method and are reclassified from accumulated other comprehensive income to interest and other income (expense), net, and gains (losses) on strategic investments, net, respectively. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, any contractual terms impacting the prepayment or settlement process, as well as, if we would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery. During the nine months ended December 31, 2010, we recognized impairment charges on our marketable equity securities of $2 million. We did not recognize any impairment charges during the three months ended December 31, 2010 on our marketable equity securities. During the three and nine months ended December 31, 2009, we recognized impairment charges on our marketable equity securities of $1 million and $25 million, respectively. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could have a material impact on our financial results.

Our other investments consist principally of non-voting preferred shares in two companies whose common stock is publicly traded. These investments are recorded at cost until we determine that the fair value of the investment has fallen below its adjusted cost basis and that such decline is other-than-temporary. We evaluate these investments for impairment quarterly and make appropriate reductions in the carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of the investees. We did not recognize any impairment charges during the three and nine months ended December 31, 2010 or 2009 on our other investments.

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

Stock-Based Compensation

We are required to estimate the fair value of share-based payment awards on the date of grant. We recognize compensation costs for stock-based payment awards to employees based on the grant-date fair value using a straight-line approach over the service period for which such awards are expected to vest. The fair value of restricted stock units and restricted stock is determined based on the quoted market price of our common stock on the date of grant. The fair value of stock options and stock purchase rights granted pursuant to our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”), respectively, is determined using the Black-Scholes valuation model. The determination of fair value is affected by our stock price, as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the expected term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. The key assumptions for the Black-Scholes valuation calculation are:

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

Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. We evaluate long-lived royalty-based assets for impairment using undiscounted cash flows when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts and, therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated. During the three months ended December 31, 2010, we recognized losses of $75 million on our previously unrecognized minimum royalty-based commitments and impairment charges of $27 million on our royalty-based assets, both related to our fiscal 2011 restructuring. During the nine months ended December 31, 2010, we recognized losses of $85 million, inclusive of $75 million related to our fiscal 2011 restructuring, on our previously unrecognized minimum royalty-based commitments and impairment charges of $27 million on our royalty-based assets related to our fiscal 2011 restructuring. During the three months ended December 31, 2009, we recognized impairment charges of $9 million on our royalty-based assets related to our fiscal 2010 restructuring. During the nine months ended December 31, 2009, we recognized impairment charges of $10 million, inclusive of $9 million related to our fiscal 2010 restructuring, on our royalty-based assets. The losses and impairment charges related to our restructuring and other restructuring plan-related activities are presented in Note 7 of the Notes to Condensed Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Our fiscal year is reported on a 52 or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2011 and 2010 contain 52 and 53 weeks, respectively, and ends or ended, as the case may be, on April 2, 2011 and April 3, 2010, respectively. Our results of operations for the three months ended December 31, 2010 and 2009 contained 13 weeks each, and ended on January 1, 2011 and January 2, 2010, respectively. Our results of operations for the nine months ended December 31, 2010 and 2009 contained 39 and 40 weeks, respectively, and ended on January 1, 2011 and January 2, 2010, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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

“Revenue Deferral” in this “Net Revenue” section includes the unrecognized revenue from (1) bundled sales of certain online-enabled packaged goods and PC digital downloads for which either we do not have VSOE for the online service that we provide in connection with the sale of the software or we have an obligation to provide future incremental unspecified digital content, (2) certain packaged goods sales of massively-multiplayer online role-playing games, and (3) sales of certain incremental digital content associated with our games, which are types of “micro-transactions.” Fluctuations in the Revenue Deferral are largely dependent upon the amounts of products that we sell with the online features and services previously discussed, while the recognition of Revenue Deferral for a period is also dependent upon (1) the period of time the online features and services are to be provided and (2) the timing of the sale. For example, most Revenue Deferrals incurred in the first half of a fiscal year are recognized within the same fiscal year; however, substantially all of the Revenue Deferrals incurred in the last month of a fiscal year will be recognized in the subsequent fiscal year.

From a geographical perspective, our total Net Revenue for the three months ended December 31, 2010 and 2009 was as follows (in millions):

	Three Months Ended December 31,
	2010				2009
	North America	Europe	Asia	Total	North America	Europe	Asia	Total
Net Revenue before Revenue Deferral	$697	$640	$73	$1,410	$780	$497	$69	$1,346
Revenue Deferral	(490)	(453)	(52)	(995)	(408)	(280)	(37)	(725)
Recognition of Revenue Deferral	321	290	27	638	321	272	29	622

Net Revenue	$528	$477	$48	$1,053	$693	$489	$61	$1,243

Worldwide

For the three months ended December 31, 2010, Net Revenue before Revenue Deferral was $1,410 million, driven by Medal of Honor, Need for Speed Hot Pursuit, and FIFA 11. Net Revenue before Revenue Deferral for the three months ended December 31, 2010 increased $64 million, or 5 percent, as compared to the three months ended December 31, 2009. This increase was driven by a $315 million increase from releases within the Medal of Honor and Need for Speed franchises in the current period, with no comparable releases from these franchises during the three months ended December 31, 2009. This increase was partially offset by a $240 million decrease from releases within the Left 4 Dead and Dragon Age franchises in the prior period, with no comparable releases from these franchises during the three months ended December 31, 2010.

Revenue Deferral for the three months ended December 31, 2010 increased $270 million, or 37 percent, as compared to the three months ended December 31, 2009. This increase was due to an increase in sales of online-enabled products with an obligation to provide future incremental unspecified digital content on a when and if available basis during the three months ended December 31, 2010 as compared to the three months ended December 31, 2009. This increase was driven by a $440 million increase from the Medal of Honor, Need for Speed, The Sims, and EA SPORTS Active franchises. This increase was partially offset by a $148 million decrease from the Dragon Age franchise and Brutal Legend.

The Recognition of Revenue Deferral for the three months ended December 31, 2010 increased $16 million, or 3 percent, as compared to the three months ended December 31, 2009. This increase was driven by a $100 million increase from the Medal of Honor and FIFA franchises. This increase was partially offset by a $78 million decrease from the Need for Speed and Fight Night franchises.

For three months ended December 31, 2010, Net Revenue was $1,053 million, driven by FIFA 11, Madden 11, and Medal of Honor. Net Revenue for the three months ended December 31, 2010 decreased $190 million, or 15 percent, as compared to the three months ended December 31, 2009. This decrease was driven by a $259 million decrease from the Left 4 Dead, Need for Speed, Rock Band, and Fight Night franchises. This decrease was partially offset by a $95 million increase from the release of the Medal of Honor and Harry Potter franchises in the current period, with no comparable releases from these franchises during the three months ended December 31, 2009.

North America

For the three months ended December 31, 2010, Net Revenue before Revenue Deferral in North America was $697 million, driven by Medal of Honor, Madden 11, and Need for Speed Hot Pursuit. Net Revenue before Revenue Deferral for the three months ended December 31, 2010 decreased $83 million, or 11 percent, as compared to the three months ended December 31, 2009. This decrease was driven by a $222 million decrease from the Left 4 Dead, Dragon Age, Rock Band, and NBA Live franchises. This decrease was partially offset by a $140 million increase from the Medal of Honor and Need for Speed franchises.

Revenue Deferral for the three months ended December 31, 2010 increased $82 million, or 20 percent, as compared to the three months ended December 31, 2009. This increase was driven by a $178 million increase from the Medal of Honor, Need for Speed, and The Sims franchises. This increase was partially offset by a $96 million decrease from the Dragon Age and NBA Live franchises.

The Recognition of Revenue Deferral for the three months ended December 31, 2010 remained flat as compared to the three months ended December 31, 2009.

For the three months ended December 31, 2010, Net Revenue in North America was $528 million, driven by Madden 11, NCAA Football 11, and Medal of Honor. Net Revenue for the three months ended December 31, 2010 decreased $165 million, or 24 percent, as compared to the three months ended December 31, 2009. This decrease was driven by a $180 million decrease from the Left 4 Dead, Rock Band, Fight Night, Need for Speed, and Tiger Woods PGA Tour franchises. This decrease was partially offset by a $40 million increase from the Medal of Honor and Harry Potter franchises.

Europe

For the three months ended December 31, 2010, Net Revenue before Revenue Deferral in Europe was $640 million, driven by FIFA 11, Need for Speed Hot Pursuit, and Medal of Honor. Net Revenue before Revenue Deferral for the three months ended December 31, 2010 increased $143 million, or 29 percent, as compared to the three months ended December 31, 2009. This increase was driven by a $195 million increase from the Medal of Honor, Need for Speed, and The Sims franchises. This increase was partially offset by a $70 million decrease from the Dragon Age and Left 4 Dead franchises. We estimate that foreign exchange rates (primarily the Euro) decreased reported Net Revenue before Revenue Deferral by approximately $24 million, or 5 percent, for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral increased by approximately $167 million, or 34 percent, for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.

Revenue Deferral for three months ended December 31, 2010 increased by $173 million, or 62 percent, as compared to three months ended December 31, 2009. This increase was driven by a $207 million increase from the Medal of Honor, Need for Speed, The Sims, and EA SPORTS Active franchises. This increase was partially offset by a $52 million decrease from the Dragon Age franchise and Brutal Legend.

The Recognition of Revenue Deferral for the three months ended December 31, 2010 increased $18 million, or 7 percent, as compared to the three months ended December 31, 2009. This increase was driven by a $70 million increase from the FIFA, Medal of Honor, and FIFA World Cup franchises. This increase was partially offset by a $51 million decrease from the Need for Speed and The Sims franchises.

For the three months ended December 31, 2010, Net Revenue in Europe was $477 million, driven by FIFA 11, Medal of Honor, and Harry Potter and the Deadly Hallows — Part 1. Net Revenue for the three months ended December 31, 2010 decreased $12 million, or 2 percent, as compared to the three months ended December 31, 2009. This decrease was driven by a $63 million decrease from the Left 4 Dead and Need for Speed franchises. This decrease was partially offset by a $49 million increase from the Medal of Honor and Harry Potter franchises. We estimate that foreign exchange rates (primarily the Euro) decreased reported Net Revenue by approximately $45 million, or 9 percent, for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that Net Revenue increased by approximately $33 million, or 7 percent, for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.

Asia

For the three months ended December 31, 2010, Net Revenue before Revenue Deferral in Asia was $73 million, driven by Medal of Honor, Need for Speed Hot Pursuit, and FIFA 11. Net Revenue before Revenue Deferral for the three months ended December 31, 2010 increased by $4 million, or 6 percent, as compared to the three months ended December 31, 2009. This increase was driven by a $17 million increase from Medal of Honor and The Sims franchises. This increase was partially offset by an $11 million decrease from the Left 4 Dead and Dragon Age franchises. We estimate that foreign exchange rates (primarily the Australian Dollar and Japanese Yen) increased reported Net Revenue before Revenue Deferral by approximately $5 million, or 7 percent, for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral decreased by approximately $1 million, or 1 percent, for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.

Revenue Deferral for the three months ended December 31, 2010 increased $15 million, or 41 percent, as compared to the three months ended December 31, 2009. This increase was driven by a $22 million increase from Medal of Honor, Need for Speed, and The Sims franchises. This increase was partially offset by an $8 million decrease from the Dragon Age and NBA Live franchises.

The Recognition of Revenue Deferral for the three months ended December 31, 2010 decreased $2 million, or 7 percent, as compared to the three months ended December 31, 2009. This decrease was driven by a $9 million decrease from the Need for Speed, The Sims, and Fight Night franchises as well as Grand Slam Tennis. This decrease was partially offset by a $7 million increase from the Medal of Honor and FIFA World Cup franchises.

For the three months ended December 31, 2010, Net Revenue in Asia was $48 million, driven by FIFA 11, Medal of Honor, and EA SPORTS FIFA Online 2. Net Revenue for the three months ended December 31, 2010 decreased by $13 million, or 21 percent, as compared to the three months ended December 31, 2009. This decrease was driven by a $17 million decrease from the Left 4 Dead, Need for Speed, Fight Night, The Sims, and Rock Band franchises. This decrease was partially offset by a $7 million increase from Medal of Honor and FIFA World Cup franchises. We estimate that foreign exchange rates (primarily the Australian Dollar and Japanese Yen) increased reported Net Revenue by approximately $8 million, or 13 percent, for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that Net Revenue decreased by approximately $21 million, or 34 percent, for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.

From a geographical perspective, our total Net Revenue for the nine months ended December 31, 2010 and 2009 was as follows (in millions):

	Nine Months Ended December 31,
	2010				2009
	North America	Europe	Asia	Total	North America	Europe	Asia	Total
Net Revenue before Revenue Deferral	$1,433	$1,260	$140	$2,833	$1,867	$1,275	$167	$3,309
Revenue Deferral	(995)	(914)	(94)	(2,003)	(934)	(740)	(84)	(1,758)
Recognition of Revenue Deferral	868	710	91	1,669	582	480	62	1,124

Net Revenue	$1,306	$1,056	$137	$2,499	$1,515	$1,015	$145	$2,675

Worldwide

For the nine months ended December 31, 2010, Net Revenue before Revenue Deferral was $2,833 million, driven by FIFA 11, Madden 11, and Medal of Honor. Net Revenue before Revenue Deferral for the nine months ended December 31, 2010 decreased $476 million, or 14 percent, as compared to the nine months ended December 31, 2009. This decrease was driven by a $607 million decrease from the Rock Band, Left 4 Dead, Dragon Age, Fight Night, and Tiger Woods PGA Tour franchises. The decrease is partially offset by an increase of $287 million from the release of the Medal of Honor and FIFA World Cup franchises in the current period, with no comparable releases from these franchises during the nine months ended December 31, 2009.

Revenue Deferral for the nine months ended December 31, 2010 increased $245 million, or 14 percent, as compared to the nine months ended December 31, 2009. This increase was due to an increase in sales of online-enabled products with an obligation to provide future incremental unspecified digital content on a when and if available basis during the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009. This increase was driven by a $381 million increase from the Medal of Honor, FIFA World Cup, and FIFA franchises. This increase was partially offset by a $165 million decrease from the Dragon Age and Fight Night franchises.

The Recognition of Revenue Deferral for the nine months ended December 31, 2010 increased $545 million, or 48 percent, as compared to the nine months ended December 31, 2009. This increase was primarily due to the Recognition of Revenue Deferral during the nine months ended December 31, 2010 associated with the sales of online-enabled products with an obligation to provide future incremental unspecified digital content on a when and if available basis during the last half of fiscal year 2010, with less comparable recognition during the nine months ended December 31, 2009. This increase was driven by a $501 million increase from the Battlefield, FIFA World Cup, FIFA, and Mass Effect franchises.

For the nine months ended December 31, 2010, Net Revenue was $2,499 million, driven by Battlefield: Bad Company 2, FIFA 11, and Madden 11. Net Revenue for the nine months ended December 31, 2010 decreased $176 million, or 7 percent, as compared to the nine months ended December 31, 2009. This decrease was driven by a $491 million decrease from the Rock Band, Left 4 Dead, and EA SPORTS Active franchises. This decrease was partially offset by a $352 million increase from the Battlefield and FIFA World Cup franchises.

North America

For the nine months ended December 31, 2010, Net Revenue before Revenue Deferral in North America was $1,433 million, driven by Madden 11, Medal of Honor, and NCAA Football 11. Net Revenue before Revenue Deferral for the nine months ended December 31, 2010 decreased $434 million, or 23 percent, as compared to the nine months ended December 31, 2009. This decrease was driven by a $451 million decrease from the Rock Band, Left 4 Dead, Dragon Age, Fight Night, and EA SPORTS Active franchises. This decrease was partially offset by a $119 million increase from the Medal of Honor and FIFA World Cup franchises.

Revenue Deferral for the nine months ended December 31, 2010 increased $61 million, or 7 percent, as compared to the nine months ended December 31, 2009. This increase was driven by a $153 million increase from the Medal of Honor, FIFA World Cup, and EA SPORTS Active franchises. This increase was partially offset by a $105 million decrease from the Dragon Age and Fight Night franchises.

The Recognition of Revenue Deferral for the nine months ended December 31, 2010 increased $286 million, or 49 percent, as compared to the nine months ended December 31, 2009. This increase was driven by a $278 million increase from the Battlefield, Mass Effect, Dragon Age, and FIFA World Cup franchises as well as Dante’s Inferno. This increase is partially offset by a $80 million decrease from the Fight Night and Tiger Woods PGA Tour franchises.

For the nine months ended December 31, 2010, Net Revenue in North America was $1,306 million, driven by Battlefield: Bad Company 2, Madden 11, and NCAA Football 11. Net Revenue for the nine months ended December 31, 2010 decreased $209 million, or 14 percent, as compared to the nine months ended December 31, 2009. This decrease was driven by a $419 million decrease from the Rock Band, Left 4 Dead, EA SPORTS Active, and Fight Night franchises. This decrease was partially offset by a $208 million increase from the Battlefield, Mass Effect, and Dragon Age franchises.

Europe

For the nine months ended December 31, 2010, Net Revenue before Revenue Deferral in Europe was $1,260 million, driven by FIFA 11, Need for Speed Hot Pursuit, and Medal of Honor. Net Revenue before Revenue Deferral for the nine months ended December 31, 2010 decreased $15 million, or 1 percent, as compared to the nine months ended December 31, 2009. This decrease was driven by a $164 million decrease from the Rock Band, The Sims, Left 4 Dead, Dragon Age, and Fight Night franchises. The decrease was partially offset by a $145 million increase from the Medal of Honor and FIFA World Cup franchises. We estimate that foreign exchange rates (primarily the Euro) decreased reported Net Revenue before Revenue Deferral by approximately $53 million, or 4 percent, for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral increased by approximately $38 million, or 3 percent, for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009.

Revenue Deferral for the nine months ended December 31, 2010 increased by $174 million, or 24 percent, as compared to the nine months ended December 31, 2009. This increase was driven by a $216 million increase from the Medal of Honor, FIFA, and FIFA World Cup franchises. This increase was offset by a $68 million decrease from The Sims and Dragon Age franchises.

The Recognition of Revenue Deferral for the nine months ended December 31, 2010 increased $230 million, or 48 percent, as compared to the nine months ended December 31, 2009. This increase was driven by a $212 million increase from the Battlefield, FIFA World Cup, and FIFA franchises.

For the nine months ended December 31, 2010, Net Revenue in Europe was $1,056 million, driven by FIFA 11, Battlefield: Bad Company 2, and FIFA 10. Net Revenue for the nine months ended December 31, 2010 increased $41 million, or 4 percent, as compared to the nine months ended December 31, 2009. This increase was driven by a $167 million increase from the Battlefield and FIFA World Cup franchises. This increase was partially offset by a $124 million decrease from the Need for Speed, Rock Band and Left 4 Dead franchises. We estimate that foreign exchange rates (primarily the Euro) decreased reported Net Revenue by approximately $77 million, or 8 percent, for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that Net Revenue increased by approximately $118 million, or 12 percent, for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009

Asia

For the nine months ended December 31, 2010, Net Revenue before Revenue Deferral in Asia was $140 million, driven by FIFA 11, Medal of Honor, and EA SPORTS FIFA Online 2. Net Revenue before Revenue Deferral for the nine months ended December 31, 2010 decreased by $27 million, or 16 percent, as compared to the nine months ended December 31, 2009. This decrease was driven by a $24 million decrease from Rock Band, Left 4 Dead, EA SPORTS Active, and Dragon Age franchises. We estimate that foreign exchange rates (primarily the Australian Dollar) increased reported Net Revenue before Revenue Deferral by approximately $10 million, or 6 percent, for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral decreased by approximately $37 million, or 22 percent, for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009.

Revenue Deferral for the nine months ended December 31, 2010 increased $10 million, or 12 percent, as compared to the nine months ended December 31, 2009. This increase was driven by a $23 million increase from the Medal of Honor and FIFA World Cup franchises. This increase was partially offset by a $12 million decrease from the Dragon Age and Fight Night franchises as well as Grand Slam Tennis.

The Recognition of Revenue Deferral for the nine months ended December 31, 2010 increased $29 million, or 47 percent, as compared to the nine months ended December 31, 2009. This increase was driven by a $34 million increase from the Battlefield and FIFA World Cup franchises as well as Dante’s Inferno. This increase was partially offset by a $9 million decrease from the Need for Speed and Fight Night franchises.

For the nine months ended December 31, 2010, Net Revenue in Asia was $137 million, driven by Battlefield: Bad Company 2, EA SPORTS FIFA Online 2, and 2010 FIFA WORLD CUP SOUTH AFRICA. Net Revenue for the nine months ended December 31, 2010 decreased by $8 million, or 6 percent, as compared to the nine months ended December 31, 2009. This decrease was driven by a $33 million decrease from the Need for Speed, Rock Band, EA SPORTS Active, Left 4 Dead, and The Sims franchises. This decrease was partially offset by a $29 million increase from the Battlefield and FIFA World Cup franchises. We estimate that foreign exchange rates (primarily the Australian Dollar) increased reported Net Revenue by approximately $16 million, or 11 percent, for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that Net Revenue decreased by approximately $24 million, or 17 percent, for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009.

Non-GAAP Financial Measures

Net Revenue before Revenue Deferral is a non-GAAP financial measure that excludes the impact of Revenue Deferral and the Recognition of Revenue Deferral on Net Revenue related to packaged goods games and digital content. We defer Net Revenue from sales of certain online-enabled packaged goods and digital content for which we are not able to objectively determine the fair value (as defined by accounting principles generally accepted in the United States for software sales) of the online service that we provide in connection with the sale. We recognize the revenue from these games over the estimated online service period. We also defer Net Revenue from sales of certain online-enabled packaged goods and digital content for which we had an obligation to deliver incremental unspecified digital content in the future without an additional fee. We recognize the revenue for these games on a straight-line basis over the estimated period of game play.

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

Cost of goods sold for the three and nine months ended December 31, 2010 and 2009 was as follows (in millions):

	December 31, 2010	% of Net Revenue	December 31, 2009	% of Net Revenue	% Change	Change as a % of Net Revenue
Three months ended	$586	55.7%	$654	52.6%	(10.4%)	3.1%
Nine months ended	$1,171	46.9%	$1,568	58.6%	(25.3%)	(11.7%)

During the three months ended December 31, 2010, cost of goods sold increased by 3.1 percent as a percentage of total net revenue as compared to the three months ended December 31, 2009. This increase as a percentage of net revenue was primarily due to a $254 million increase in the change in deferred net revenue related to certain online-enabled packaged goods and digital content for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009, which negatively impacted gross profit as a percent of total net revenue by 10.0 percentage points. This increase was partially offset by a greater percentage of net revenue from EA studio products, which have a higher margin than our co-publishing and distribution products, which positively impacted gross profit as a percentage of total net revenue by approximately 6.9 percent.

During the nine months ended December 31, 2010, cost of goods sold decreased by 11.7 percent as a percentage of total net revenue as compared to the nine months ended December 31, 2009. This decrease as a percentage of net revenue was primarily due to (1) a greater percentage of net revenue from EA studio products, which have a higher margin than our co-publishing and distribution products, which positively impacted gross profit as a percentage of total net revenue by approximately 5.9 percent and (2) a $300 million decrease in the change in deferred net revenue related to certain online-enabled packaged goods and digital content for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009, which positively impacted gross profit as a percent of total net revenue by 5.8 percentage points.

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs, related overhead costs and advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.

Marketing and sales expenses for the three and nine months ended December 31, 2010 and 2009 were as follows (in millions):

	December 31, 2010	% of Net Revenue	December 31, 2009	% of Net Revenue	$ Change	% Change
Three months ended	$253	24%	$208	17%	$45	22%
Nine months ended	$553	22%	$559	21%	$(6)	(1%)

Marketing and sales expenses increased by $45 million, or 22 percent, during the three months ended December 31, 2010, as compared to the three months ended December 31, 2009. The increase was primarily due to a $37 million increase in marketing, advertising and promotional expenses primarily due to incremental spending on established franchises.

Marketing and sales expenses decreased by $6 million, or 1 percent, during the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009. The decrease was primarily due to an $18 million decrease in marketing, advertising and promotional expenses resulting from a decrease in the number of titles released during the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009. This decrease was partially offset by a $10 million increase in personnel-related costs primarily related to incentive-based and stock-based compensation expenses.

General and Administrative

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.

General and administrative expenses for the three and nine months ended December 31, 2010 and 2009 were as follows (in millions):

	December 31, 2010	% of Net Revenue	December 31, 2009	% of Net Revenue	$ Change	% Change
Three months ended	$75	7%	$84	7%	$(9)	(11%)
Nine months ended	$226	9%	$241	9%	$(15)	(6%)

General and administrative expenses decreased by $9 million, or 11 percent, during the three months ended December 31, 2010, as compared to the three months ended December 31, 2009. This decrease was primarily due to (1) a decrease in facilities- related expenses of $9 million and (2) a $5 million decrease in contracted services due to costs related to the support of business development projects in the prior year. The overall decreases were partially offset by a $9 million increase in personnel-related costs.

General and administrative expenses decreased by $15 million, or 6 percent, during the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009. This decrease was primarily due to (1) a $25 million decrease in facilities-related expenses, primarily as a result of the $14 million loss on our lease obligation related to our Redwood Shores headquarters facilities during the nine months ended December 31, 2009 and (2) a $9 million decrease in contracted services due to costs related to the support of business development projects in the prior year. The overall decreases were partially offset by (1) an increase of $12 million in incentive-based compensation expense, (2) an increase of $9 million in additional personnel-related costs, and (3) an increase of $8 million in stock-based compensation expense.

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

Research and development expenses for the three and nine months ended December 31, 2010 and 2009 were as follows (in millions):

	December 31, 2010	% of Net Revenue	December 31, 2009	% of Net Revenue	$ Change	% Change
Three months ended	$273	26%	$290	23%	$(17)	(6%)
Nine months ended	$825	33%	$918	34%	$(93)	(10%)

Research and development expenses decreased by $17 million, or 6 percent, during the three months ended December 31, 2010, as compared to the three months ended December 31, 2009. This decrease was primarily due to decreases in expenses resulting from our cost reduction initiatives including (1) a decrease of $9 million in external development and contracted services and (2) a decrease of $6 million in personnel-related costs.

Research and development expenses decreased by $93 million, or 10 percent, during the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009. This decrease was primarily due to decreases in expenses resulting from our cost reduction initiatives including (1) a decrease of $48 million in external development and contracted services, (2) a decrease of $39 million in additional personnel-related costs, and (3) a decrease of $23 million in facilities-related expenses primarily due to lower depreciation expense. These decreases were partially offset by a $17 million increase in incentive-based compensation expense.

Amortization of Intangibles

Amortization of intangibles for the three and nine months ended December 31, 2010 and 2009 was as follows (in millions):

	December 31, 2010	% of Net Revenue	December 31, 2009	% of Net Revenue	$ Change	% Change
Three months ended	$14	1%	$14	1%	$—	—
Nine months ended	$44	2%	$38	1%	$6	16%

During the nine months ended December 31, 2010, amortization of intangibles increased by $6 million, or 16 percent, as compared to the nine months ended December 31, 2009, primarily due to amortization of intangibles related to our acquisition of Playfish.

Acquisition-Related Contingent Consideration

Acquisition-related contingent consideration related to Playfish decreased $25 million for the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009, resulting from a revision in our estimate of the expected future cash flows over the period in which the contingent obligation is expected to be settled.

Restructuring and Other Charges

Restructuring and other charges for the three and nine months ended December 31, 2010 and 2009 were as follows (in millions):

	December 31, 2010	% of Net Revenue	December 31, 2009	% of Net Revenue	$ Change	% Change
Three months ended	$154	15%	$100	8%	$54	54%
Nine months ended	$162	6%	$120	4%	$42	35%

Fiscal 2011 Restructuring

During the quarter ended December 31, 2010, we announced details of a plan focused on the restructuring of certain licensing and developer agreements in an effort to improve the long-term profitability of our packaged goods business. Under this plan, we amended certain licensing and developer agreements. To a much lesser extent, as part of this restructuring we have had and will continue to have, workforce reductions and facilities closures through March 31, 2011. Substantially all of these exit activities were completed during the quarter ended December 31, 2010.

During the three and nine months ended December 31, 2010, we have incurred charges of $151 million, consisting of (1) $104 million related to the amendment of certain licensing agreements and other intangible asset impairment costs, (2) $31 million related to the amendment of certain developer agreements, and (3) $16 million in employee-related expenses. During the remainder of fiscal year 2011, we anticipate incurring less than $5 million of restructuring and other charges related to the fiscal 2011 restructuring.

Overall, including $151 million in charges incurred through December 31, 2010, we expect to incur total cash and non-cash charges between $170 million and $180 million by June 2016. These charges will consist primarily of (1) charges, including accretion of interest expense, related to the amendment of certain licensing and developer agreements and other intangible asset impairment costs (approximately $160 million) and (2) employee-related costs (approximately $16 million).

Under this plan, we expect to incur cash expenditures, including $21 million for the accretion of interest expense, of approximately (1) $12 million during the remainder of fiscal year 2011, (2) $37 million in fiscal year 2012, (3) $15 million in both fiscal years 2013 and 2014, (4) $11 million in fiscal year 2015, and (5) $40 million thereafter through June 2016. The actual cash expenditures are variable as they will be dependent upon the actual revenue we generate from certain games.

Fiscal 2010 Restructuring

In connection with our fiscal 2010 restructuring plan, during the three and nine months ended December 31, 2010, we incurred $3 million and $11 million of restructuring charges, respectively, primarily due to costs to assist in the reorganization of our business support functions. During the three and nine months ended December 31, 2009, we incurred $96 million of restructuring charges of which (1) $63 million were for employee-related expenses, (2) $27 million related to intangible asset impairment costs, abandoned rights to intellectual property, and costs to assist in the reorganization of our business support functions, and (3) $6 million related to the closure of certain of our facilities. During the remainder of fiscal year 2011, we anticipate incurring less than $5 million of restructuring charges related to the fiscal 2010 restructuring.

Other Restructurings

In connection with our fiscal 2009 restructuring plan and fiscal 2008 reorganization plan, during the nine months ended December 31, 2009, we incurred $14 million and $10 million of restructuring charges, respectively, primarily for facilities-related expenses under the fiscal 2009 plan and contracted services costs to assist in the reorganization of our business support functions under the fiscal 2008 plan. We do not expect to incur any additional charges under these plans.

Gains (Losses) on Strategic Investments, Net

Gains (losses) on strategic investments, net, for the three and nine months ended December 31, 2010 and 2009 were as follows (in millions):

	December 31, 2010	% of Net Revenue	December 31, 2009	% of Net Revenue	$ Change	% Change
Three months ended	$—	—	$(1)	—	$1	100%
Nine months ended	$23	1%	$(25)	(1%)	$48	192%

During the nine months ended December 31, 2010, gains (losses) on strategic investments, net, increased by $48 million, or 192 percent, as compared to the nine months ended December 31, 2009, primarily due to a realized gain of $28 million, net of costs to sell, from the sale of our investment in Ubisoft.

During the three and nine months ended December 31, 2009, we recognized impairment charges of $1 million and $25 million, respectively, on our investment in The9.

Income Taxes

Provision for (benefit from) income taxes for the three and nine months ended December 31, 2010 and 2009 were as follows (in millions):

	December 31, 2010	Effective Tax Rate	December 31, 2009	Effective Tax Rate
Three months ended	$19	6.3%	$(28)	(24.9%)
Nine months ended	$(1)	(0.2%)	$(79)	(10.0%)

The tax expense reported for the three months ended December 31, 2010 and the tax benefit reported for the nine months ended December 31, 2010 are based on our projected annual effective tax rate for fiscal 2011, and also includes certain discrete tax charges and benefits recorded during the period. Our effective tax rates for the three and nine months ended December 31, 2010 were tax expense of 6.3 percent and tax benefit of 0.2 percent, respectively, compared to a tax benefit of 24.9 percent and 10.0 percent for the same periods in fiscal 2010. The effective tax rate for the three months ended December 31, 2010 differs from the statutory rate of 35.0 percent primarily due to U.S. losses for which no benefit is recognized and non-U.S. losses with a reduced or zero tax benefit. The effective tax rate for the nine months ended December 31, 2010 differs from the statutory rate of 35.0 percent primarily due to U.S. losses for which no benefit is recognized and non-U.S. losses with a reduced or zero tax benefit, partially offset by changes in the deferred tax valuation allowance and tax benefits related to the expiration of statutes of limitations and resolution of examinations by taxing authorities.

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

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the “Act”) was signed into law on December 17, 2010. The Act contains a number of provisions including, most notably, a two year extension of the research tax credit. The Act will not have a material impact on our effective tax rate for fiscal 2011 due to the effect of our current year loss and the related valuation allowance on our deferred tax assets.

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

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements that Include Software Elements. This guidance modifies the scope of FASB ASC subtopic 985-605, Software-Revenue Recognition, to exclude from its requirements non-software components of tangible products and software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of ASU 2009-14 to have a material impact on our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of December 31, 2010	As of March 31, 2010	Increase / (Decrease)
Cash and cash equivalents	$1,353	$1,273	$80
Short-term investments	511	432	79
Marketable equity securities	107	291	(184)

Total	$1,971	$1,996	$(25)

Percentage of total assets	42%	43%

	Nine months Ended December 31,		Increase / (Decrease)
(In millions)	2010	2009
Cash provided by (used in) operating activities	$67	$(101)	$168
Cash used in investing activities	(7)	(471)	464
Cash provided by financing activities	17	38	(21)
Effect of foreign exchange on cash and cash equivalents	3	27	(24)

Net increase (decrease) in cash and cash equivalents	$80	$(507)	$587

Changes in Cash Flow

During the nine months ended December 31, 2010, we generated $67 million of cash in operating activities as compared to using $101 million of cash for the nine months ended December 31, 2009. The increase in cash provided by operating activities for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009 was primarily due to our cost reduction initiatives, including decreases in external development and contracted services, as well as lower marketing and advertising spend as a result of a decrease in the number of titles released as compared to the same period in the prior year.

Cash used in investing activities decreased $464 million during the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009 primarily due to a $262 million decrease in the acquisitions of subsidiaries primarily from Playfish during the nine months ended December 31, 2009 and a $233 million decrease resulting from the purchase of our Redwood Shores headquarters facilities during the nine months ended December 31, 2009.

Short-term Investments and Marketable Equity Securities

Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of December 31, 2010, our short-term investments had gross unrealized gains of $2 million, or less than 1 percent of the total in short-term investments, and gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

The fair value of our marketable equity securities decreased to $107 million as of December 31, 2010 from $291 million as of March 31, 2010. This decrease was primarily due to (1) a $105 million decrease in the cost basis of our investments in Ubisoft and The9 as a result of the sale of these investments and (2) a $103 million decrease in the value of our investments that were sold during the period. These decreases were partially offset by a $27 million increase in the value of our investment in Neowiz.

Receivables

Our gross accounts receivable balances were $726 million and $423 million as of December 31, 2010 and March 31, 2010, respectively. The increase in our gross accounts receivable balance was primarily due to higher sales volumes in the third quarter of fiscal year 2011 as compared to the fourth quarter of fiscal year 2010, which was expected as we traditionally have higher sales during our third quarter as compared to our fourth quarter. We expect our accounts receivable balance to decrease during the three months ending March 31, 2011 resulting from our collections and our lower seasonal sales volume. Reserves for sales returns, pricing allowances and doubtful accounts increased in absolute dollars from $217 million as of March 31, 2010 to $336 million as of December 31, 2010. As a percentage of trailing nine month net revenue, reserves increased from 7 percent as of March 31, 2010, to 13 percent as of December 31, 2010. We believe these reserves are adequate based on historical experience and our current estimate of potential returns, pricing allowances and doubtful accounts.

Inventories

Inventories increased to $105 million as of December 31, 2010 from $100 million as of March 31, 2010, primarily as a result of inventory held in connection with the January 2011 release of Dead Space 2.

Other Current Assets and Other Assets

Other current assets decreased to $226 million as of December 31, 2010, from $239 million as of March 31, 2010, while other assets increased to $200 million as of December 31, 2010, from $175 million as of March 31, 2010. Other current assets and other assets combined, increased by $12 million primarily due to (1) a $15 million increase in prepaid royalties, (2) a $12 million increase in other receivables, and (3) an $11 million increase in prepaid advertising. These increases were partially offset by (1) a $13 million decrease in prepaid income taxes and (2) an $11 million decrease in Value-Added Tax receivables.

Accounts Payable

Accounts payable increased to $162 million as of December 31, 2010, from $91 million as of March 31, 2010, primarily due to higher inventory purchases in conjunction with the seasonality of our business.

Accrued and Other Current Liabilities and Other Liabilities

Our accrued and other current liabilities increased to $746 million as of December 31, 2010 from $717 million as of March 31, 2010, while other liabilities increased to $173 million as of December 31, 2010 from $99 million as of March 31, 2010. Accrued and other current liabilities and other liabilities combined, increased by $103 million primarily due to (1) a $108 million increase in accrued restructuring from our fiscal 2011 restructuring plan and (2) a $67 million increase in marketing and advertising accruals to support our current-year releases. These increases were partially offset by (1) a $25 million decrease in contingent consideration resulting from a change in the fair value, (2) a $20 million decrease in deferred net revenue (other), and (3) a $13 million decrease in accrued royalties.

Deferred Income Taxes, Net

Our net deferred income tax asset position decreased by $34 million as of December 31, 2010 as compared to March 31, 2010, primarily due to the use of tax attributes to offset the final settlement with the Internal Revenue Service (“IRS”) for the fiscal years 2000 through 2003 and the acquisition of Chillingo.

Financial Condition

We believe that cash, cash equivalents, short-term investments, marketable equity securities, cash generated from operations and available financing facilities will be sufficient to meet our operating requirements for at least the next 12 months, including working capital requirements, capital expenditures and, potentially, future acquisitions or strategic investments. We may choose at any time to raise additional capital to strengthen our financial position, facilitate expansion, and pursue strategic acquisitions and investments or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.

As of December 31, 2010, approximately $904 million of our cash, cash equivalents, and short-term investments and $107 million of our marketable equity securities were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

Subsequent to December 31, 2010, our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the next 18 months. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions.

We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time.

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

In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation, FAPL (Football Association Premier League Limited), and DFL Deutsche Fußball Liga GmbH (German Soccer League) (professional soccer); National Basketball Association (professional basketball); PGA TOUR and Tiger Woods (professional golf); National Hockey League and NHL Players’ Association (professional hockey); Warner Bros. (Harry Potter); National Football League Properties, PLAYERS Inc., and Red Bear Inc. (professional football); Collegiate Licensing Company (collegiate football); ESPN (content in EA SPORTS games); Hasbro, Inc. (most of Hasbro’s toy and game intellectual properties); LucasArts and Lucas Licensing (Star Wars: The Old Republic), and the Estate of Robert Ludlum (Robert Ludlum novels and films). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our unrecognized minimum contractual obligations as of December 31, 2010, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

	Contractual Obligations
Fiscal Year Ending March 31,	Leases (a)	Developer/ Licensor Commitments	Marketing	Other Purchase Obligations	Total
2011 (remaining three months)	$13	$30	$18	$1	$62
2012	43	330	71	5	449
2013	35	180	36	3	254
2014	26	116	67	3	212
2015	21	106	32	2	161
Thereafter	24	452	128	—	604

Total	$162	$1,214	$352	$14	$1,742

(a)

See discussion on operating leases in the “Off-Balance Sheet Commitments” section below for additional information. Lease commitments have not been reduced by minimum sub-lease rentals for unutilized office space resulting from our reorganization activities of approximately $12 million due in the future under non-cancelable sub-leases.

The amounts represented in the table above reflect our unrecognized minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due; however, certain payment obligations may be accelerated depending on the performance of our operating results.

In addition to what is included in the table above, as of December 31, 2010, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $235 million, of which approximately $51 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

In addition to what is included in the table above as of December 31, 2010, in connection with our acquisitions, we may be required to pay an additional $110 million of cash consideration through March 31, 2014, that is contingent upon the achievement of certain performance milestones. As of December 31, 2010, we have accrued $43 million of contingent consideration on our Condensed Consolidated Balance Sheet.

On January 18, 2011, we received a Corporation Notice of Reassessment (the “Notice”) from the Canada Revenue Agency (“CRA”) claiming that we owe additional taxes, plus interest and penalties, for the 2004 and 2005 tax years. The incremental tax liability asserted by the CRA is $44 million, excluding interest and penalties. The Notice primarily relates to transfer pricing in connection with the reimbursement of costs for services rendered to our U.S. parent company by one of our subsidiaries in Canada. We do not agree with the CRA’s position and we intend to file a Notice of Objection with the appeals department of the CRA. We do not believe the CRA’s position has merit and accordingly, we have not adjusted our liability for uncertain tax positions as a result of the Notice. If, upon resolution, we are required to pay an amount in excess of our liability for uncertain tax positions for this matter, the incremental amounts due would result in additional charges to income tax expense. In determining such charges, we would consider whether any correlative relief should be included in the form of additional tax deductions in the U.S should we decide to seek such relief. As part of the appeals process, we may be required to make a cash deposit of a portion of the total assessment, including interest and penalties.

OFF-BALANCE SHEET COMMITMENTS

Lease Commitments

As of December 31, 2010, we leased certain of our current facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

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

Foreign Currency Exchange Rate Risk

Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing foreign currency option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. During the reporting periods, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified into interest and other income (expense), net. Our hedging programs are designed to reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net revenue and research and development expenses. As of December 31, 2010, we had foreign currency option contracts to purchase approximately $59 million in foreign currency and to sell approximately $57 million of foreign currency. All of the foreign currency option contracts outstanding as of December 31, 2010 will mature in the next 12 months. As of March 31, 2010, we had foreign currency option contracts to purchase approximately $18 million in foreign currency and to sell approximately $30 million of foreign currencies. As of December 31, 2010 and March 31, 2010, these outstanding foreign currency option contracts had a total fair value of $1 million and $2 million, respectively, and are included in other current assets.

Balance Sheet Hedging Activities. We use foreign currency forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts generally have a contractual term of three months or less and are transacted near month-end. Our foreign currency forward contracts are not designated as hedging instruments, and are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or accrued and other current liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. In certain cases, the amount of such gains and losses will significantly differ from the amount of gains and losses recognized on the underlying foreign-currency-denominated monetary asset or liability, in which case our results will be impacted. As of December 31, 2010, we had foreign currency forward contracts to purchase and sell approximately $468 million in foreign currencies. Of this amount, $454 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $6 million to purchase foreign currency in exchange for U.S. dollars, and $8 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2010, we had foreign currency forward contracts to purchase and sell approximately $431 million in foreign currencies. Of this amount, $293 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $127 million to purchase foreign currency in exchange for U.S. dollars and $11 million to sell foreign currency in exchange for British pounds sterling. The fair value of our foreign currency forward contracts was immaterial as of December 31, 2010 and March 31, 2010.

We believe the counterparties to these foreign currency forward and option contracts are creditworthy multinational commercial banks. While we believe the risk of counterparty nonperformance is not material, the disruption in the global financial markets has impacted some of the financial institutions with which we do business. A sustained decline in the financial stability of financial institutions as a result of the disruption in the financial markets could affect our ability to secure credit-worthy counterparties for our foreign currency hedging programs.

Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of December 31, 2010, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential declines in the fair value of the premiums on our foreign currency option contracts used in cash flow hedging of $1 million in each scenario. As of December 31, 2010, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $46 million and $69 million, respectively. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities. However, because short-term investments mature relatively quickly and are required to be reinvested at the then-current market rates, interest income on a portfolio consisting of short-term investments is more subject to market fluctuations than a portfolio of longer term investments. Additionally, the contractual terms of the investments do not permit the issuer to call, prepay or otherwise settle the investments at prices less than the stated par value. Our investments are held for purposes other than trading. Also, we do not use derivative financial instruments in our short-term investment portfolio.

As of December 31, 2010 and March 31, 2010, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of December 31, 2010 and March 31, 2010 (in millions):

	As of December 31, 2010	As of March 31, 2010
Corporate bonds	$260	$233
U.S. Treasury securities	126	83
U.S. agency securities	111	115
Commercial paper	14	1

Total short-term investments	$511	$432

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in fair value in our short-term investment portfolio as of December 31, 2010, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of December 31, 2010	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$265	$263	$262	$260	$259	$257	$255
U.S. Treasury securities	128	128	127	126	125	124	124
U.S. agency securities	113	113	112	111	111	110	109
Commercial paper	14	14	14	14	14	14	14

Total short-term investments	$520	$518	$515	$511	$509	$505	$502

Market Price Risk

The fair value of our marketable equity securities in publicly traded companies is subject to market price volatility and foreign currency risk for investments denominated in foreign currencies. As of December 31, 2010 and March 31, 2010, our marketable equity securities were classified as available-for-sale securities and, consequently, were recorded on our Condensed Consolidated Balance Sheets at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity. The fair value of our marketable equity securities as of December 31, 2010 and March 31, 2010 was $107 million and $291 million, respectively.

Our marketable equity securities have been, and may continue to be, adversely impacted by volatility in the public stock markets. At any time, a sharp change in market prices in our investments in marketable equity securities could have a significant impact on the fair value of our investments. The following table presents hypothetical changes in the fair value of our marketable equity securities as of December 31, 2010, arising from changes in market prices of plus or minus 25 percent, 50 percent and 75 percent.

(In millions)	Valuation of Securities Given an X Percentage Decrease in Each Stock’s Market Price			Fair Value as of December 31, 2010	Valuation of Securities Given an X Percentage Increase in Each Stock’s Market Price
	(75%)	(50%)	(25%)		25%	50%	75%
Marketable equity securities	$27	$54	$80	$107	$134	$161	$187

Item 4.	Controls and Procedures

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the three months ended December 31, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Our business is highly seasonal, with the highest levels of consumer demand and a significant percentage of our sales occurring in the December quarter. In addition, we seek to release many of our products in conjunction with specific events, such as the release of a related movie or the beginning of a sports season or major sporting event. If we miss these key selling periods for any reason, including product delays or delayed introduction of a new platform for which we have developed products, our sales will suffer disproportionately. Likewise, if a key event or sports season to which our product release schedule is tied were to be delayed or cancelled, our sales would also suffer disproportionately. Our ability to meet product development schedules is affected by a number of factors, including the creative processes involved, the coordination of large and sometimes geographically dispersed development teams required by the increasing complexity of our products and the platforms for which they are developed, and the need to fine-tune our products prior to their release. We have experienced development delays for our products in the past, which caused us to push back release dates. In the future, any failure to meet anticipated production or release schedules would likely result in a delay of revenue and/or possibly a significant shortfall in our revenue, increase our development expense, harm our profitability, and cause our operating results to be materially different than anticipated.

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

International sales are a fundamental part of our business. For the nine months ended December 31, 2010, international net revenue comprised 48 percent of our total net revenue. We expect international sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. In addition, our foreign investments and our cash and cash equivalents denominated in foreign currencies are subject to currency fluctuations. We use foreign currency forward contracts to mitigate some foreign currency risk associated with foreign currency denominated monetary assets and liabilities (primarily certain intercompany receivables and payables) to a limited extent and foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries). However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. The disruption in the global financial markets has also impacted many of the financial institutions with which we do business. A sustained decline in the financial stability of financial institutions as a result of the disruption in the financial markets could negatively impact our treasury operations, including our ability to secure credit-worthy counterparties for our foreign currency hedging programs. Accordingly, our results of operations, including our reported net revenue, operating expenses and net income, and financial condition can be adversely affected by unfavorable foreign currency fluctuations, especially the Euro, British pound sterling and Canadian dollar.

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

During the nine months ended December 31, 2010, approximately 73 percent of our North American sales were made to our top ten customers. In Europe, our top ten customers accounted for approximately 45 percent of our sales in that territory during the nine months ended December 31, 2010. Worldwide, we had direct sales to two customers, GameStop Corp. and Wal-Mart Stores Inc., which represented approximately 15 percent and 10 percent, respectively, of total net revenue for the nine months ended December 31, 2010. As a result of the economic downturn, retailers globally continue to take a more conservative stance in ordering game inventory. Though our products are available to consumers through a variety of retailers, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

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

The exhibits listed in the accompanying index to exhibits on Page 69 are filed or incorporated by reference as part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Eric F. Brown
DATED:	Eric F. Brown
February 7, 2011	Executive Vice President,
Chief Financial Officer

ELECTRONIC ARTS INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2010

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