Form 10-K
period 2011-03-31
ELECTRONIC ARTS INC.
filed 2011-05-24
CIK 712515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-17948

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☑

The aggregate market value of the registrant’s common stock, $0.01 par value, held by non-affiliates of the registrant as of October 1, 2010, the last business day of our second fiscal quarter, was $5,427 million.

As of May 17, 2011 there were 332,447,808 shares of the registrant’s common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ELECTRONIC ARTS INC.

2011 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, made in this Report are forward looking. Examples of forward-looking statements include statements related to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, including our intended product releases, and may include certain assumptions that underlie the forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate” (and the negative of any of these terms), “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Our actual results could differ materially from those in the forward-looking statements. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors,” beginning on page 13.

PART I

Item 1:	Business

We develop, market, publish and distribute game software and content that can be played by consumers on a variety of video game machines and electronic devices (which we call “platforms”), including:

•	Video game consoles, such as the Sony PLAYSTATION 3, Microsoft Xbox 360 and Nintendo Wii,

•	Personal computers, including the Apple Macintosh (we refer to personal computers and the Macintosh together as “PCs”),

•	Mobile phones, such as the Apple iPhone, Google Android compatible phones, and feature phones,

•	Tablets and electronic readers, such as the Apple iPad and the Amazon Kindle,

•	The Internet, including on social networking sites such as Facebook, and

•	Handheld game players such as the Sony PlayStation Portable (“PSP”) and Nintendo DS and 3DS.

Our ability to publish games across multiple platforms has been, and will continue to be, a cornerstone of our product strategy. Technology advances continue to create new platforms for interactive entertainment. Examples include wireless technologies, streaming gaming services, and Internet-connected televisions. We expect that new platforms such as these will continue to grow the consumer base for our products while also providing competition for established video game platforms.

Our products for videogame consoles, PCs and handhelds are delivered on physical media (disks and cartridges) that are sold at retailers (we call these “packaged goods” products) or by us directly to consumers. We also deliver game content and services online for the platforms listed above through digital downloads. In addition, we offer online delivered content and services as add-ons or as related features to our packaged goods products (e.g., add-on content or matchmaking services); while other games, content and services that we offer, such as games for mobile devices, and Internet-only games, are available only through online delivery. We believe that online delivery of game content and services has become and will continue to be an increasingly important part of our business.

Our games span a diverse range of categories, including action-adventure, casual, family, fantasy, first-person shooter, horror, massively-multiplayer online role-playing, music, racing, simulation, sports, and strategy. We have created, licensed and acquired a strong portfolio of intellectual property, which we market and sell to a variety of consumers. Our portfolio of wholly-owned properties includes established brands such as Battlefield, Dead Space, Dragon Age, Mass Effect, Medal of Honor, Need for Speed, and The Sims. Our portfolio of games based on licensed intellectual property includes sports-based titles such as Madden NFL and FIFA, and titles based on popular brands such as Harry Potter and Hasbro’s toy and game intellectual properties. Through our EA Partners business, we also publish or distribute video games that are developed by other companies, including the Crysis series (developed by Crytek) and the Epic Games title Bulletstorm.

Another cornerstone of our strategy is to publish products that can be iterated, or sequeled. For example, a new edition for most of our sports products, such as Madden NFL, is released each year. Other products, such as The Sims and Battlefield are sequeled on a less-frequent basis. We refer to these successful, iterated product families as “franchises.” We also make add-on content available for purchase online or through expansion packs sold at retail for many of our products.

We develop our games using both internal and external resources. For the fiscal years ended March 31, 2011, 2010 and 2009, research and development expenses were $1,153 million, $1,229 million and $1,359 million, respectively. We operate development studios (which develop products and perform other related functions) worldwide: BioWare (Canada and United States), Bright Light (United Kingdom), Criterion (United Kingdom), DICE (Sweden), EA Canada, EA Los Angeles (United States), EA Mobile (Canada, Romania, Australia, India, and Korea), Maxis (United States), Playfish (Canada, United States, United Kingdom, China, Norway and Japan), EA Salt Lake City (United States), EA Seoul Studio (Korea), EA Mythic (United States), Pogo (Canada, United States, China and India), The Sims Studio (United States), EA Tiburon (United States), and Visceral (United States, Canada, Australia, China). We have quality assurance functions located in the United States, Canada, the United Kingdom, Sweden, Germany, Romania, China, India and Korea and localization functions located in Spain, Germany, Singapore and Japan. We also engage third parties to assist with the development of our games at their own development and production studios.

Our North America net revenue, which was primarily generated in the United States, was $1,836 million, as compared to $2,025 million in fiscal year 2010 and $2,412 million in fiscal year 2009. This trend reflects in part our strategy to focus on higher margin opportunities by significantly reducing the number of games that we publish and/or distribute, in order to reduce costs and provide greater focus on our most promising intellectual properties. It also reflects the impact of increased revenue deferrals as further explained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Form 10-K.

Internationally, we conduct business through our international headquarters in Switzerland and have wholly-owned subsidiaries throughout the world, including offices in Europe, Australia, Asia and Latin America. International net revenue (revenue derived from countries other than Canada and the United States) increased by 8 percent to $1,753 million, or 49 percent of total net revenue in fiscal year 2011, as compared to $1,629 million, or 45 percent of total net revenue in fiscal year 2010 and as compared to $1,800 million, or 43 percent of total net revenue in fiscal year 2009. The amounts of net revenue and long-lived assets attributable to each of our geographic regions for each of the last three fiscal years are set forth in Note 17 of the Notes to Consolidated Financial Statements, included in Item 8 of this report.

In fiscal year 2011, revenue from sales of FIFA 11 represented approximately 11 percent of our total net revenue. In fiscal years 2010 and 2009, no title accounted for 10 percent or more of our total net revenue.

Significant Business Developments in Fiscal Year 2011

Stock Repurchase Program

In February 2011, we announced that our Board of Directors had authorized a program to repurchase up to $600 million of our common stock over the next 18 months. As of March 31, 2011, we had repurchased $58 million of our common stock, or approximately 3 million shares, in the open market since the commencement of the program, including pursuant to a pre-arranged stock trading plan.

Under the program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities, and other market conditions. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time.

Fiscal 2011 Restructuring Plan

In fiscal year 2011, we announced a plan focused on the restructuring of certain licensing and developer agreements in an effort to improve the long-term profitability of our packaged goods business. Under this plan, we amended certain licensing and developer agreements. To a much lesser extent, as part of this restructuring we have had workforce reductions and facilities closures through March 31, 2011. Substantially all of these exit activities were completed by March 31, 2011.

Digital Content Distribution and Services

In fiscal year 2011, we significantly increased the revenues that we derive from online-delivered products and services and we expect this portion of our business to continue to grow in fiscal year 2012 and beyond. Substantially all of our games contain digital content. Many of our games that are available as packaged goods products are also available through direct online download through the Internet. We also offer online-delivered content and services that are add-ons or related to our packaged goods products such as additional game content or enhancements of multiplayer services. Further, we provide other games, content and services that are available only via electronic delivery, such as Internet-only games and game services, and games for mobile devices. In fiscal year 2011, we made strategic investments in our digital business with the acquisition of Chillingo Limited, a leading publisher of games and software for mobile platforms. Additionally, we expect to launch the highly anticipated massively-multiplayer online role-playing game Star Wars: The Old Republic.

Our Operating Structure

We are organized around three operating Labels (EA Games, EA SPORTS and EA Play), our EA Interactive organization (EA Mobile, the combined results of Pogo and Playfish, and Hasbro) and our Global Publishing Organization. Each Label and EA Interactive operates globally with dedicated game development and marketing teams. Global Publishing operates in three regions – North America, Europe and Asia – and is responsible for a number of business functions such as: strategic planning, field marketing, sales, distribution and operations.

EA Games Label

The EA Games Label is home to the largest number of our studios and development teams, which together create an expansive and diverse portfolio of games and related content and services marketed under the EA brand in categories such as action-adventure, role playing, racing and first-person shooter games. The EA Games portfolio is comprised primarily of wholly-owned intellectual properties and includes several established franchises such as Battlefield, Dead Space, Dragon Age, Mass Effect, Medal of Honor and Need for Speed. EA Games also develops massively-multiplayer online role-playing games, which are persistent-state virtual worlds where thousands of players can interact with one another (“MMOs”). Star Wars: The Old Republic is an example of an MMO currently in development at our BioWare Austin Studio. EA Games titles are developed primarily at the following EA studios: BioWare (Edmonton, Canada; Austin, Texas; and Montreal, Canada), Criterion (Guildford, England), DICE (Stockholm, Sweden), EA Los Angeles, Visceral (Redwood City, California; Montreal, Canada; Shanghai, China; and Melbourne, Australia), EA Mythic (Fairfax, Virginia), and EA Canada (Burnaby, Canada).

EA Games also includes the EA Partners group, which contracts with external game developers, to provide these developers with a variety of services including development assistance, publishing, and distribution of their games.

EA SPORTS Label

The EA SPORTS Label develops a collection of sports-based video games and related content and services marketed under the EA SPORTS brand. EA SPORTS games range from simulated sports titles with realistic graphics based on real-world sports leagues, players, events and venues to more casual games with arcade-style gameplay and graphics. We seek to release new iterations of many of our EA SPORTS titles annually in connection with the commencement of a sports league’s season or a major sporting event when appropriate. Our EA SPORTS franchises include FIFA, Fight Night, Madden NFL, NCAA Football, NHL Hockey, and Tiger Woods PGA Tour. EA SPORTS games are developed primarily at our EA Canada studio in Burnaby, British Columbia, and our EA Tiburon studio located in Orlando, Florida.

EA Play Label

The EA Play Label is focused on creating compelling games and related content and services for a mass audience. EA Play games are intended to be easily accessible for people of all ages, and to inspire fun and creativity. EA Play Label products include wholly-owned franchises such as The Sims, SimCity, MySims, and Spore. The EA Play Label also develops Harry Potter videogames under license from Warner Bros. Our EA Play Label oversees internal studios and development teams located in California, Utah and Guildford, England, and works with third-party developers.

EA Interactive

EA Interactive is focused on interactive games for play on the Internet and mobile devices. EA Interactive is comprised of EA Mobile, the combined results of Pogo and Playfish, and Hasbro.

•

EA Mobile.    Through EA Mobile, we are a leading global publisher of games for mobile devices. Our customers purchase and download our games through a mobile carrier’s branded e-commerce service and mobile application storefronts accessed directly from their mobile devices. EA Mobile develops games for mobile devices internally at studios located in Canada, Romania, Australia, India, and Korea. We also contract with third parties located in the United States, United Kingdom, Singapore, and China to develop games that will be produced by EA Mobile. Our focus is on producing high-quality, branded titles across a multitude of carriers, geographies, and mobile devices, including the Apple iPhone and iPad, Google Android compatible phones, and feature phones. In October 2010, we acquired Chillingo, a leading mobile games publisher based in the United Kingdom. Chillingo’s titles include hits such as Cut the Rope and Angry Birds.

•

Playfish and Pogo.    Through Playfish we offer free-to-play social games including Pet Society, Restaurant City, EA Sports FIFA Superstars and Madden NFL Superstars that can be played on platforms such as Facebook, MySpace, Google, Bebo, iPhone, and Android. As of March 31, 2011, we had approximately 35.7 million monthly active players across 40 applications. Playfish generates revenue through sales of digital content and Internet-based advertising. Through our Pogo online service, we offer casual games such as card, puzzle and word games on www.pogo.com, as well as on Facebook. In addition to paid subscriptions, Pogo also generates revenue through Internet-based advertising and sales of digital content.

•

Hasbro.    We have a long-term strategic licensing agreement with Hasbro, which provides us with the exclusive rights to create digital games for all major platforms based on most of Hasbro’s toy and game intellectual properties, including MONOPOLY, SCRABBLE (for United States and Canada), YAHTZEE (excluding the Nordic countries), NERF, and LITTLEST PET SHOP.

Global Publishing Organization

Global Publishing is responsible for the distribution, sales, and marketing of our products, including strategic planning, operations, and manufacturing functions.

Competition

We compete with other video game companies for the leisure time and discretionary spending of consumers, as well as with providers of different forms of entertainment, such as motion pictures, television, social networking, online casual entertainment, and music. Our competitors vary in size from very small companies with limited resources to very large, diversified corporations with global operations and greater financial resources than ours. We also face competition from other video game companies and large media companies to obtain license agreements for the right to use some of the intellectual property included in our products.

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

For sales of packaged goods, we compete directly with Sony, Microsoft and Nintendo, each of which develop and publish software for their respective console platforms. We also compete with numerous companies which, like us, develop and publish video games that operate on these consoles and on PCs and handheld game players. These competitors include Activision Blizzard, Atari, Capcom, Koei, Konami, LucasArts, Namco, Sega, Take-Two Interactive, THQ, and Ubisoft. Diversified media companies such as Fox, Disney, Time Warner, and Viacom are also involved in software game publishing.

Due in large part to the repurchase and sale of used video games by retailers, many of our console games are experiencing sales cycles that are shorter than in the past. To mitigate this trend, we offer our consumers on-going services, such as multiplayer capability and additional content, to further enhance the gaming experience and extend the time that consumers play our games after their initial purchase.

Competition in Games for Mobile Devices

The marketplace for mobile games is characterized by frequent product introductions, rapidly emerging new mobile platforms, new technologies, and new mobile application storefronts. As the penetration of mobile devices that feature fully-functional browsers and additional gaming capabilities continues to deepen, the demand for applications continues to increase and there are more mobile application storefronts through which developers can offer products. Mobile game applications are currently being offered by a wide range of competitors, including Capcom Mobile, Gameloft, Glu Mobile, ngmoco, PopCap and Zynga, and hundreds of smaller companies. We expect new competitors to enter the market and existing competitors to allocate more resources to develop and market competing applications. As a result, we expect competition in the mobile entertainment market to intensify.

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

Intellectual Property

Like other entertainment companies, our business is based on the creation, acquisition, exploitation and protection of intellectual property. Some of this intellectual property is in the form of software code, patented technology, and other technology and trade secrets that we use to develop our games and to make them run properly. Other intellectual property is in the form of audio-visual elements that consumers can see, hear and interact with when they are playing our games – we call this form of intellectual property “content.”

We develop games from wholly-owned intellectual properties we create within our own studios and obtain through acquisitions. In addition, we obtain content and intellectual property through licenses and service agreements such as those with sports leagues and players’ associations, movie studios and performing talent, authors and literary publishers, music labels, music publishers and musicians. These agreements typically limit our use of the licensed rights in products for specific time periods. In addition, our products that play on game consoles, handhelds and mobile devices include technology that is owned by the console or mobile device manufacturer and licensed non-exclusively to us for use. We also license technology from providers other than console and mobile device manufacturers. While we may have renewal rights for some licenses, our business and the justification for the development of many of our products is dependent on our ability to continue to obtain the intellectual property rights from the owners of these rights on reasonable terms.

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

Nintendo.    Under the terms of agreements we have entered into with Nintendo Co., Ltd. and its affiliates, we are authorized to develop and distribute proprietary optical format disk products and cartridges and online content compatible with the Wii and the Nintendo DS and 3DS. Pursuant to these agreements, we engage Nintendo to supply Wii proprietary optical format disk products and Nintendo DS and 3DS cartridges for our products.

Under the agreements with each of Sony, Microsoft and Nintendo, we are provided with the non-exclusive right to use, for a fixed term and in a designated territory, technology that is owned by the console manufacturer in order to publish our games on such platform. Our transactions are made pursuant to individual purchase orders, which are accepted on a case-by case basis by Sony, Microsoft or Nintendo, as the case may be, and there are no minimum purchase requirements under the agreements. Many key commercial terms of our relationships with Sony, Microsoft and Nintendo – such as manufacturing terms, delivery times and approval conditions – are determined unilaterally, and are subject to change by the console manufacturers. We pay the console manufacturers a per-unit royalty for each unit manufactured or a percentage royalty on the revenue we derive from downloaded content.

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

Retailers

The console, handheld and PC games that we publish are made available to consumers as packaged goods (usually on Blu-ray Disc, CD, DVD, cartridge or Universal Media Disc format) that are typically sold by retailers (including online retailers, such as Amazon). In North America and Europe, our largest markets, we sell these packaged goods products primarily to retailers, including mass market retailers (such as Wal-Mart), electronics specialty stores (such as Best Buy) or game software specialty stores (such as GameStop). Many of our products and related content (such as booster packs, expansion packs and smaller pieces of game content) can also be purchased over the Internet through digital download or through mobile application storefronts accessed directly from videogame consoles or mobile devices.

Our direct sales to GameStop Corp. represented approximately 16 percent, 16 percent and 14 percent of total net revenue in fiscal years 2011, 2010 and 2009, respectively. Our direct sales to Wal-Mart Stores, Inc. represented approximately 10 percent, 12 percent and 14 percent of total net revenue in fiscal years 2011, 2010 and 2009, respectively. We sell our products to GameStop Corp. and Wal-Mart Stores, Inc. pursuant to numerous and frequent individual purchase orders, which contain delivery and pricing terms. There are no minimum sales or purchase commitments between us and either GameStop or Wal-Mart.

Mobile Carriers

We have agreements to distribute our mobile applications through more than 320 distribution partners in over 55 countries. Consumers download our applications on their mobile devices and if the application is not a “free-to-download” application, the distributor invoices them either a one-time or monthly subscription fee. Our distribution agreements establish the fees to be retained by the distributor for distributing our applications. These arrangements are typically terminable on short notice. The agreements generally do not obligate the distributors to market or distribute any of our applications.

Content Licensors

Many of our products are based on or incorporate content and trademarks owned by others. For example, our products include rights licensed from third parties, including major movie studios, publishers, artists, authors, celebrities, traditional game and toy companies, athletes and the major sports leagues and players’ associations.

EA Partners

Through our EA Partners group, we team with external game developers to provide these developers with a variety of services including development assistance, publishing, and distribution. For example, through agreements with Crytek and Epic Games, we have released Crysis 2 and Bulletstorm, respectively.

Inventory, Working Capital, Backlog, Manufacturing and Suppliers

We manage inventory by communicating with our customers prior to the release of our products, and then using our industry experience to forecast demand on a product-by-product and territory-by-territory basis. Historically, we have experienced high turnover of our products, and the lead times on re-orders of our products are generally two to three weeks. Further, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have practices in place with our customers (such as price protection) that reduce product returns.

We typically ship orders immediately upon receipt of the order. To the extent that any backlog may or may not exist at the end of a reporting period, it would be an unreliable indicator of future results of any period.

In many instances, we are able to acquire materials on a volume-discount basis. We have multiple potential sources of supply for most materials, except for the disk or cartridge component of our PLAYSTATION 3, PlayStation 2, PSP, Wii and Nintendo DS and 3DS products.

Seasonality

Our business is highly seasonal with the highest levels of consumer demand and a significant percentage of our sales occurring in the holiday season quarter ending in December and a seasonal low in sales volume in the quarter ending in June. While our sales generally follow this seasonal trend, there can be no assurance that this trend will continue. In addition, we defer the recognition of a significant amount of net revenue related to our online-enabled packaged goods and digital content over an extended period of time (generally six months). As a result, the quarter in which we generate the highest sales volume may be different than the quarter in which we recognize the highest amount of net revenue. Our results can also vary based on a number of factors, including title release dates, cancellation or delay of a key event or sports season to which our product release schedule is tied, consumer demand for our products, shipment schedules and our revenue recognition policies.

Employees

As of March 31, 2011, we had approximately 7,600 regular, full-time employees, over 4,500 of whom were outside the United States. We believe that our ability to attract and retain qualified employees is a critical factor in the successful development of our products and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. Approximately 3 percent of our employees, all of whom work for DICE, our Swedish development studio, are represented by a union.

Executive Officers

The following table sets forth information regarding our executive officers as of May 24, 2011:

Name	Age	Position
John S. Riccitiello	51	Chief Executive Officer
Eric F. Brown	46	Executive Vice President, Chief Financial Officer
Frank D. Gibeau	42	President, EA Games Label
Peter R. Moore	56	President, EA SPORTS Label
Jeff Karp	46	Executive Vice President, EA Play Label
Nancy Smith	57	Executive Vice President, Global Publishing
Joel Linzner	59	Executive Vice President, Business and Legal Affairs
Gabrielle Toledano	44	Executive Vice President, Human Resources and Facilities
Kenneth A. Barker	44	Senior Vice President, Chief Accounting Officer
Stephen G. Bené	47	Senior Vice President, General Counsel and Corporate Secretary

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

Mr. Brown has served as Executive Vice President, Chief Financial Officer since April 2008. Prior to joining Electronic Arts, he served as Chief Operating Officer and Chief Financial Officer of McAfee, Inc., a security technology company from March 2006 until March 2008. From January 2005 until March 2006, Mr. Brown was McAfee’s Executive Vice President and Chief Financial Officer. Mr. Brown served as President and Chief Financial Officer of MicroStrategy Incorporated, a business intelligence software provider, from 2000 until 2004. Mr. Brown serves on the Board of Directors of Electronics For Imaging, Inc. Mr. Brown received an M.B.A. from the Sloan School of Management of the Massachusetts Institute of Technology and a B.S. in Chemistry from the Massachusetts Institute of Technology.

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

Mr. Moore was named President, EA SPORTS, in September 2007. From January 2003 until he joined Electronic Arts, Mr. Moore was with Microsoft where he served as head of Xbox marketing and was later named as Corporate Vice President, Interactive Entertainment Business, Entertainment and Devices Division, a position in which he led both the Xbox and Games for Windows businesses. Prior to joining Microsoft, Mr. Moore was President and Chief Operating Officer of SEGA of America, where he was responsible for overseeing SEGA’s video game business in North America. Before joining SEGA, Mr. Moore was Senior Vice President of Marketing at Reebok International Ltd. Mr. Moore serves on the Board of Directors for Timberland Company. Mr. Moore holds a bachelor’s degree from Keele University, United Kingdom, and a Master’s degree from California State University, Long Beach.

Mr. Karp was named Executive Vice President, EA Play Label in April 2011. From May 2009 to March 2011, Mr. Karp served as the Chief Revenue Officer for the EA Games Label. From October 2008 to May 2009, he served as the Chief Executive Officer of MEVIO. From March 2006 to October 2008, he served as Senior Vice President of Marketing Worldwide for Electronic Arts. Mr. Karp holds a B.S. degree in Communications from Arizona State University.

Ms. Smith was named Executive Vice President, Global Publishing in February 2010. From November 2008 until February 2010, Ms. Smith served Electronic Arts in a variety of capacities. From September 2005 until November 2008, she led The Sims Label, first as Executive Vice President and General Manager of The Sims Franchise, and then as President of The Sims Label. From March 1998 until September 2005, she served as Executive Vice President and General Manager, North American Publishing. From 1984 to March 1998, Ms. Smith held a variety of positions within the sales organization of Electronic Arts. Ms. Smith holds a B.S. degree in management and organizational behavior from the University of San Francisco.

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

Ms. Toledano has served as Executive Vice President, Human Resources and Facilities since April 2007. From February 2006 to April 2007, Ms. Toledano held the position of Senior Vice President, Human Resources and Facilities. Prior to joining Electronic Arts, Ms. Toledano worked at Siebel Systems, Inc. from July 2002 to February 2006 where she was Senior Vice President of Human Resources. From February 1996 to June 2002, she served in a number of positions in Human Resources for Microsoft. Ms. Toledano also serves on the Board of Directors of the Society of Human Resources Management. Ms. Toledano earned both her undergraduate degree in Humanities and her graduate degree in Education from Stanford University.

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

Investor Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as amended, are available free of charge on the Investor Relations section of our website at http://ir.ea.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Except as expressly set forth in this Form 10-K annual report, the contents of our website are not incorporated into, or otherwise to be regarded as part of this report.

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

Competition in our industry is intense and we expect new competitors to continue to emerge throughout the world. Our competitors range from large established companies to emerging start-ups. In our industry, though many new products and services are regularly introduced, only a relatively small number of “hit” titles accounts for a significant portion of total revenue for the industry. We have significantly reduced the number of games that we develop, publish and distribute: in fiscal year 2010, we published 54 primary titles, and in fiscal year 2011, we published 36. In fiscal year 2012, we expect to release approximately 22 primary titles, including launching our massively – multiplayer online role-playing game Star Wars: The Old Republic. Publishing fewer titles means that we concentrate more of our development spending on each title, and driving “hit” titles often requires large marketing budgets and media spend. The underperformance of a title may have a large adverse impact on our financial results. Also, hit products or services offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products and services to fall below expectations.

In addition, both the online and mobile games marketplaces are characterized by frequent product introductions, relatively low barriers to entry, and new and evolving business methods, technologies and platforms for development. We expect competition in these markets to intensify. It is also possible that consumer adoption of these new platforms for games and other technological advances in online or mobile game offerings could negatively impact our sales of console, handheld and traditional PC products before we have sufficiently developed profitable businesses in these markets. If our competitors develop and market more successful products or services, offer competitive products or services at lower price points or based on payment models perceived as offering a better value proposition (such as free-to-play or subscription-based models), or if we do not continue to develop consistently high-quality and well-received products and services, our revenue, margins, and profitability will decline.

Our operating results will be adversely affected if we do not consistently meet our product development schedules or if key events or sports seasons that we tie our product release schedules to are delayed or cancelled.

Our business is highly seasonal, with the highest levels of consumer demand and a significant percentage of our sales occurring in the December quarter. If we miss these key selling periods for any reason, including product delays, product cancellations, or delayed introduction of a new platform for which we have developed products, our sales will suffer disproportionately. Our ability to meet product development schedules is affected by a number of factors, including the creative processes involved, the coordination of large and sometimes geographically dispersed development teams required by the increasing complexity of our products and the platforms for which they are developed, and the need to fine-tune our products prior to their release. We have experienced development delays for our products in the past, which caused us to push back or cancel release dates. We also seek to release certain products in conjunction with specific events, such as the beginning of a sports season or major sporting event, or the release of a related movie. If a key event or sports season to which our product release schedule is tied were to be delayed or cancelled, our sales would also suffer disproportionately. In the future, any failure to meet anticipated production or release schedules would likely result in a delay of revenue and/or possibly a significant shortfall in our revenue, increase our development expense, harm our profitability, and cause our operating results to be materially different than anticipated.

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

We are actively seeking to monetize game properties through a variety of new platforms and business models, including online distribution of full games and additional content, free-to-play games supported by advertising and/or micro-transactions on social networking services and subscription services. Forecasting our revenues and profitability for these new business models is inherently uncertain and volatile. Our actual revenues and profits for these businesses may be significantly greater or less than our forecasts. Additionally, these new business models could fail for one or more of our titles, resulting in the loss of our investment in the development and infrastructure needed to support these new business models, and the opportunity cost of diverting management and financial resources away from more successful businesses.

Technology changes rapidly in our business and if we fail to anticipate or successfully develop games for new platforms and services, adopt new distribution technologies or methods, or implement new technologies in our games, the quality, timeliness and competitiveness of our products and services will suffer.

Rapid technology changes in our industry require us to anticipate, sometimes years in advance, which technologies we must implement and take advantage of in order to make our products and services competitive in the market. We have invested, and in the future may invest, in new business strategies, technologies, products, and services. Such endeavors may involve significant risks and uncertainties, and no assurance can be given that the technology we choose to adopt and the platforms, products and services that we pursue will be successful and will not materially adversely affect our reputation, financial condition, and operating results.

Our product development usually starts with particular platforms and distribution methods in mind, and a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly and effectively than we can. In either case, our products and services may be technologically inferior to our competitors’, less appealing to consumers, or both. If we cannot achieve our technology goals within the original development schedule of our products and services, then we may delay their release until these technology goals can be achieved, which may delay or reduce revenue and increase our development expenses. Alternatively, we may increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our product or service launch schedule or to keep up with our competition, which would increase our development expenses. We may also miss opportunities to adopt technology, or develop products and services for new platforms or services that become popular with consumers, which could adversely affect our revenues. It may take significant time and resources to shift our focus to such technologies or platforms, putting us at a competitive disadvantage.

We may experience outages and disruptions of our online services if we fail to maintain adequate operational services and supporting infrastructure.

As we increase our online products and services, we expect to continue to invest in technology services, hardware and software — including data centers, network services, storage and database technologies — to support existing services and to introduce new products and services including websites, ecommerce capabilities, online game communities and online game play services. Creating the appropriate support for online business initiatives is expensive and complex, and could result in inefficiencies or operational failures, and increased vulnerability to cyber attacks, which could diminish the quality of our products, services, and user experience. Such failures could result in damage to our reputation and loss of current and potential users, subscribers, and advertisers which could harm our business. In addition, we could be adversely impacted by outages and disruptions in the online platforms of our key business partners, who offer our products and services.

If we release defective products, our operating results could suffer.

Products such as ours are extremely complex software programs, and are difficult to develop, manufacture and distribute. We have quality controls in place to detect defects in the software, media and packaging of our products before they are released. Nonetheless, these quality controls are subject to human error, overriding, and reasonable resource constraints. Therefore, these quality controls and preventative measures may not be effective in detecting defects in our products before they have been reproduced and released into the marketplace. In such an event, we could be required to or may find it necessary to voluntarily recall a product or suspend its availability, which could significantly harm our business and operating results.

Our business could be adversely affected if our consumer data protection measures are not seen as adequate; there are breaches of our security measures or unintended disclosures of our consumer data.

There are several inherent risks to engaging in business online and directly with end consumers of our products. As we conduct more transactions online directly with consumers, we may be the victim of fraudulent transactions, including credit card fraud, which presents a risk to our revenues and potentially disrupts service to our consumers. In addition, we are collecting and storing more consumer information, including personal information and credit card information. We take measures to protect our consumer data from unauthorized access or disclosure. It is possible that our security controls over consumer data may not prevent the improper access or disclosure of personally identifiable information. A security breach that leads to disclosure of consumer account information (including personally identifiable information) could harm our reputation, compel us to comply with disparate state breach notification laws and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. A resulting perception that our products or services do not adequately protect the privacy of personal information could result in a loss of current or potential consumers for our online offerings that require the collection of consumer data. Our key business partners also face these same risks and any security breaches of their system could adversely impact our ability to offer our products and services through their platforms, resulting in a loss of meaningful revenues.

In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, this could result in government imposed fines or orders requiring that we change our data practices, which could have an adverse effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

The majority of our sales are made to a relatively small number of key customers. If these customers reduce their purchases of our products or become unable to pay for them, our business could be harmed.

During the fiscal year ended March 31, 2011, approximately 72 percent of our North America sales were made to our top ten customers. In Europe, our top ten customers accounted for approximately 46 percent of our sales in that territory during the fiscal year ended March 31, 2011. Worldwide, we had direct sales to two customers, GameStop Corp. and Wal-Mart Stores, Inc., which represented approximately 16 percent and 10 percent of total net revenue, respectively, for the fiscal year ended March 31, 2011. Though our products are available to consumers through a variety of retailers and directly through us, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

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

Certain of our retail customers sell used video games. Used video game sales have been growing in North America, and are emerging in Europe. Used video games are generally priced lower than new video games and the margins on used games sales are generally greater for retailers than the margins on new game sales. We do not receive revenue from retailers’ sales of used video games. Sales of used video games may negatively impact our sales and profitability.

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

Many of our products are based on or incorporate intellectual property owned by others. For example, our EA SPORTS products include rights licensed from major sports leagues and players’ associations. Similarly, many of our other hit franchises, such as Harry Potter, are based on key film and literary licenses and our Hasbro products are based on a license for these key toy and game properties. In addition, some of our successful products in fiscal year 2011, Bulletstorm and Crysis 2, were products for which we acquired publishing rights through a license from the product’s creator/owner. Competition for these licenses and rights is intense. If we are unable to maintain these licenses and rights or obtain additional licenses or rights with significant commercial value, our revenues, profitability and cash flows will decline significantly. Competition for these licenses may also drive up the advances, guarantees and royalties that we must pay to licensors and developers, which could significantly increase our costs and reduce our profitability.

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

We expect to continue making acquisitions or entering into other strategic transactions including (1) acquisitions of companies, businesses, intellectual properties, and other assets, (2) minority investments in strategic partners, and (3) investments in new interactive entertainment businesses (for example, online and mobile publishing platforms) as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment, that we acquire unknown liabilities, or that we experience difficulty in the integration of business systems and technologies, the integration and retention of new employees, or in the maintenance of key business and customer relationships of the businesses we acquire, or diversion of management’s attention from our other businesses. These events could harm our operating results or financial condition.

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

We take measures to protect our pre-release software and other confidential information from unauthorized access. A security breach that results in the disclosure of pre-release software or other confidential assets could lead or contribute to piracy of our games or otherwise compromise our product plans.

Further, entertainment software piracy is a persistent problem in our industry. The growth in peer-to-peer networks and other channels to download pirated copies of our products, the increasing availability of broadband access to the Internet and the proliferation of technology designed to circumvent the protection measures used with our products all have contributed to an expansion in piracy. Though we take technical steps to make the unauthorized copying of our products more difficult, as do the manufacturers of consoles on which our games are played, these efforts may not be successful in controlling the piracy of our products.

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

Declines in consumer spending resulting from adverse changes in the economy have in the past negatively impacted our business. Further economic distress may result in a decrease in demand for our products, particularly during key product launch windows, which could have a material adverse impact on our operating results and financial condition. Uncertainty and adverse changes in the economy could also increase the risk of material losses on our investments, increase costs associated with developing and publishing our products, increase the cost and decrease the availability of sources of financing, and increase our exposure to material losses from bad debts, any of which could have a material adverse impact on our financial condition and operating results. In addition, if we experience further deterioration in our market capitalization or our financial performance, we could be required to recognize significant impairment charges in future periods.

Our business is subject to currency fluctuations.

International sales are a fundamental part of our business. For the fiscal year ended March 31, 2011, international net revenue comprised 49 percent of our total net revenue. We expect international sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. In addition, our foreign investments and our cash and cash equivalents denominated in foreign currencies are subject to currency fluctuations. We use foreign currency forward contracts to mitigate some foreign currency risk associated with foreign currency denominated monetary assets and liabilities (primarily certain intercompany receivables and payables) to a limited extent and foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries). However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. In the past, the disruption in the global financial markets has impacted many of the financial institutions with which we do business. A sustained decline in the financial stability of financial institutions as a result of the disruption in the financial markets could negatively impact our treasury operations, including our ability to secure credit-worthy counterparties for our foreign currency hedging programs. Accordingly, our results of operations, including our reported net revenue, operating expenses and net income, and financial condition can be adversely affected by unfavorable foreign currency fluctuations, especially the Euro, British pound sterling and Canadian dollar.

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

We are also required to estimate what our tax obligations will be in the future. Although we believe our tax estimates are reasonable, the estimation process and applicable laws are inherently uncertain, and our estimates are not binding on tax authorities. The tax laws’ treatment of software and Internet-based transactions is particularly uncertain and in some cases currently applicable tax laws are ill-suited to address these kinds of transactions. Apart from an adverse resolution of these uncertainties, our effective tax rate also could be adversely affected by our profit level, by changes in our business or changes in our structure resulting from the reorganization of our business and operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in applicable tax laws (in the United States or foreign jurisdictions), or changes in the valuation allowance for deferred tax assets, as well as other factors. In fiscal years 2009, 2010 and 2011, we recorded a valuation allowance against most of our U.S. deferred tax assets. We expect to provide a valuation allowance on future U.S. tax benefits until we can sustain a level of profitability or until other significant positive evidence arises that suggest that these benefits are more likely than not to be realized. Further, our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should our ultimate tax liability exceed our estimates, our income tax provision and net income or loss could be materially affected.

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

We have begun the implementation of a new integrated financial information system to be used throughout our worldwide organization. If this implementation is not completed in a successful and timely manner or if the new system fails to perform as expected, our ability to accurately process, prepare and analyze important financial data could be impeded and our business operations may be disrupted.

As part of our effort to improve efficiencies throughout our worldwide organization, we have begun the implementation of a new integrated financial information system. This implementation is expected to be completed by January 2012. This system will integrate our order management, product shipment, cash management and financial accounting processes, among others. The successful conversion from our current multiple financial information systems to this new integrated financial information system entails a number of risks due to the complexity of the conversion and implementation process. Such risks include verifying the accuracy of the business data and information prior to conversion, the actual conversion of that data and information to the new system and then using that business data and information in the new system after the conversion. While testing of these new systems and processes and training of employees are done in advance of implementation, there are inherent limitations in our ability to simulate a full-scale operating environment in advance of implementation. There can be no assurance that the conversion to, and the implementation of, the new financial information system will not impede our ability to accurately and timely process, prepare and analyze the financial data we use in making operating decisions and which form the basis of the financial information we include in the periodic reports we file with the SEC. In addition, a number of important operational functions, including receiving product orders, product shipments and inventory maintenance, among others, will be reliant on the new system and therefore, any problems with the implementation or other system problems may result in a disruption to our business operations.

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

In February 2011, we announced that our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the next 18 months. Our stock repurchases may be executed at market prices that may subsequently decline.

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

We own our 660,000-square-foot Redwood Shores headquarters facilities located in Redwood City, California which includes a product development studio and administrative and sales functions. We also own a 418,000-square-foot product development studio facility in Burnaby, Canada and a 122,000-square-foot facility in Chertsey, England (which we no longer occupy). In addition to the properties we own, we lease approximately 1.0 million square feet in North America and 0.7 million square feet in Europe and Asia at various research and development, sales and administration and distribution facilities, including significant leases for our multi-function facility in Guildford, Surrey, United Kingdom, our research and development studios in Los Angeles, California and Orlando, Florida, and our distribution center in Louisville, Kentucky.

While we continually evaluate our facility requirements, we believe that suitable additional or substitute space will be available as needed to accommodate our future needs. For information regarding our lease commitments, see Note 11 of the Notes to Consolidated Financial Statements.

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

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ERTS.” The following table sets forth the quarterly high and low sales price per share of our common stock from April 1, 2009 through March 31, 2011.

	Prices
	High	Low
Fiscal Year Ended March 31, 2010:
First Quarter	$23.76	$17.48
Second Quarter	22.14	17.68
Third Quarter	21.05	15.86
Fourth Quarter	18.99	15.70

Fiscal Year Ended March 31, 2011:
First Quarter	$20.24	$14.06
Second Quarter	17.53	14.32
Third Quarter	18.06	14.67
Fourth Quarter	20.20	14.80

Holders

There were approximately 1,580 holders of record of our common stock as of May 17, 2011, and the closing price of our common stock was $23.38 per share as reported by the NASDAQ Global Select Market. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividends

We have not paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

In February 2011, we announced that our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the next 18 months. Under the program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time.

The following table summarizes the number of shares repurchased in the fourth quarter of the fiscal year ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
February 1-28, 2011	1,231,239	$18.57	1,231,239	$577
March 1-31, 2011	1,872,794	$18.86	1,872,794	$542

Stock Performance Graph

The following information shall not be deemed to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into a filing.

The following graph shows a five-year comparison of cumulative total returns during the period from March 31, 2006 through March 31, 2011, for our common stock, the NASDAQ Composite Index, the S&P 500 Index (to which EA was added in July 2002) and the RDG Technology Composite Index, each of which assumes an initial value of $100. Each measurement point is as of the end of each fiscal year ended March 31. The performance of our stock depicted in the following graph is not necessarily indicative of the future performance of our stock.

	March 31,
	2006	2007	2008	2009	2010	2011
Electronic Arts Inc.	$100	$92	$91	$33	$34	$36
S&P 500 Index	100	112	106	66	98	114
NASDAQ Composite Index	100	106	101	68	107	125
RDG Technology Composite Index	100	104	101	70	111	128

Item 6:	Selected Financial Data

ELECTRONIC ARTS INC. AND SUBSIDIARIES

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

(In millions, except per share data)

	Year Ended March 31,
STATEMENTS OF OPERATIONS DATA	2011	2010	2009	2008	2007
Net revenue	$3,589	$3,654	$4,212	$3,665	$3,091
Cost of goods sold	1,499	1,866	2,127	1,805	1,212

Gross profit	2,090	1,788	2,085	1,860	1,879

Operating expenses:
Marketing and sales	747	730	691	588	466
General and administrative	301	320	332	339	288
Research and development	1,153	1,229	1,359	1,145	1,041
Restructuring and other charges	161	140	80	103	15
Amortization of intangibles	57	53	58	34	27
Acquisition-related contingent consideration	(17)	2	—	—	—
Goodwill impairment	—	—	368	—	—
Certain abandoned acquisition-related costs	—	—	21	—	—
Acquired in-process technology	—	—	3	138	3

Total operating expenses	2,402	2,474	2,912	2,347	1,840

Operating income (loss)	(312)	(686)	(827)	(487)	39
Gains (losses) on strategic investments, net	23	(26)	(62)	(118)	—
Interest and other income, net	10	6	34	98	99

Income (loss) before provision for (benefit from) income taxes and minority interest	(279)	(706)	(855)	(507)	138
Provision for (benefit from) income taxes	(3)	(29)	233	(53)	66

Income (loss) before minority interest	(276)	(677)	(1,088)	(454)	72
Minority interest	—	—	—	—	4

Net income (loss)	$(276)	$(677)	$(1,088)	$(454)	$76

Net income (loss) per share:
Basic	$(0.84)	$(2.08)	$(3.40)	$(1.45)	$0.25
Diluted	$(0.84)	$(2.08)	$(3.40)	$(1.45)	$0.24
Number of shares used in computation:
Basic	330	325	320	314	308
Diluted	330	325	320	314	317

	As of March 31,
BALANCE SHEETS DATA	2011	2010	2009	2008	2007
Cash and cash equivalents	$1,579	$1,273	$1,621	$1,553	$1,371
Short-term investments	497	432	534	734	1,264
Marketable equity securities	161	291	365	729	341
Working capital	1,031	1,011	1,984	2,626	2,571
Total assets	4,928	4,646	4,678	6,059	5,146
Long-term liabilities	363	343	408	421	88
Total liabilities	2,364	1,917	1,544	1,720	1,114
Total stockholders’ equity	2,564	2,729	3,134	4,339	4,065

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the fiscal year ended March 31, 2011, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K, including in the “Business” section and the “Risk Factors” above, the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or the Consolidated Financial Statements and related Notes.

About Electronic Arts

We develop, market, publish and distribute game software and content that can be played by consumers on a variety of platforms, including video game consoles (such as the Sony PLAYSTATION 3, Microsoft Xbox 360 and Nintendo Wii), personal computers, mobile phones (such as the Apple iPhone and Google Android compatible phones), tablets and electronic readers (such as the Apple iPad and Amazon Kindle), the Internet, and handheld game players (such as the PlayStation Portable (“PSP”) and the Nintendo DS and 3DS). Some of our games are based on content that we license from others (e.g., FIFA, Madden NFL, Harry Potter, and Hasbro’s toy and game intellectual properties), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims, Need for Speed, and Dead Space). Our goal is to publish titles with global mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., FIFA, Madden NFL, and NCAA Football), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed, and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Harry Potter).

Financial Results

Total net revenue for the fiscal year ended March 31, 2011 was $3,589 million, down $65 million as compared to the fiscal year ended March 31, 2010. At March 31, 2011, deferred net revenue associated with sales of online-enabled packaged goods and digital content increased by $239 million as compared to March 31, 2010, directly reducing the amount of reported net revenue during the fiscal year ended March 31, 2011. At March 31, 2010, deferred net revenue associated with sales of online-enabled packaged goods and digital content increased by $505 million as compared to March 31, 2009, directly reducing the amount of reported net revenue during the fiscal year ended March 31, 2010. Without these changes in deferred net revenue, reported net revenue would have decreased by approximately $331 million during fiscal year 2011 as compared to fiscal year 2010. Net revenue for fiscal year 2011 was driven by FIFA 11, Battlefield: Bad Company 2 and Madden NFL 11.

Net loss for the fiscal year ended March 31, 2011 was $276 million as compared to a net loss of $677 million for the fiscal year ended March 31, 2010. Diluted loss per share for the fiscal year ended March 31, 2011 was $0.84 as compared to a diluted loss per share of $2.08 for the fiscal year ended March 31, 2010. Net loss decreased for fiscal year 2011 as compared to fiscal year 2010 primarily as a result of (1) a $302 million increase in gross profit due to a decrease in the change in deferred net revenue related to certain online-enabled packaged goods and digital content and a greater percentage of net revenue from EA studio and digital products, which have higher margins than our co-publishing and distribution products, (2) a $76 million decrease in research and development costs, and (3) a $49 million increase in our gains (losses) on strategic investments, net. These decreases were partially offset by (1) a $26 million decrease in the benefit from income taxes and (2) an increase of $21 million in restructuring and other charges primarily from our fiscal 2011 restructuring.

During fiscal year 2011, we generated $320 million of cash from operating activities as compared to generating $152 million in fiscal year 2010. The increase in cash provided by operating activities in fiscal year 2011 as compared to fiscal year 2010 was primarily due to (1) a greater percentage of net revenue from EA studio and digital products, which have higher margins than our co-publishing and distribution products, (2) the timing of payments related to our inventory purchases, (3) our cost reduction initiatives, including decreases in external development and contracted services, and (4) lower marketing and advertising spend as a result of a decrease in the number of titles released as compared to the prior year.

Trends in Our Business

Digital Content Distribution and Services.    Consumers are spending an ever-increasing portion of their money and time on interactive entertainment that is accessible online, or through mobile digital devices such as smart phones, or through social networks such as Facebook. We provide a variety of online-delivered products and services. Many of our games that are available as packaged goods products are also available through direct online download through the Internet. We also offer online-delivered content and services that are add-ons or related to our packaged goods products such as additional game content or enhancements of multiplayer services. Further, we provide other games, content and services that are available only via electronic delivery, such as Internet-only games and game services, and games for mobile devices.

Advances in mobile technology have resulted in a variety of new and evolving devices that are being used to play games by an ever-broadening base of consumers. We have responded to these advances in technology and consumer acceptance of digital distribution by offering different sales models, such as subscription services, online downloads for a one-time fee, and advertising-supported free-to-play games and game sites. In addition, we offer our consumers the ability to play a game across platforms on multiple devices. We significantly increased the revenues that we derive from online-delivered products and services from $432 million in fiscal year 2009, to $522 million in fiscal year 2010 and $743 million in fiscal year 2011 and we expect this portion of our business to continue to grow in fiscal 2012 and beyond.

Wireless and other Emerging Platforms.    Advances in technology have resulted in a variety of platforms for interactive entertainment. Examples include wireless technologies, streaming gaming services, and Internet-connected televisions. Our efforts in wireless interactive entertainment are focused in two areas – games for handheld game systems and downloadable games for mobile devices. These platforms grow the consumer base for our business while also providing competition to existing established video game platforms. We expect sales of games for wireless and other emerging platforms to continue to be an important part of our business.

Concentration of Sales Among the Most Popular Games.    We see a larger portion of packaged goods games sales concentrated on the most popular titles, and that those titles are typically sequels of prior games. We have responded to this trend by significantly reducing the number of games that we produce to provide greater focus on our most promising intellectual properties from 67 primary titles in fiscal year 2009 to 54 in fiscal year 2010 and 36 primary titles in fiscal year 2011. In fiscal year 2012, we expect to release approximately 22 primary titles. Consequently, we have decreased the number of games that we distribute, which have lower margins, as well as reduced our exposure to the declining music games genre.

Catalog Sales.    The video game industry is experiencing a change in retail sales patterns, which is decreasing revenue from catalog sales (sales of games in the periods following the launch quarter). Currently, many console games experience sales cycles that are shorter than in the past. To mitigate this trend, we offer our consumers a direct-to-consumer service (such as “head-to-head” play or other multiplayer options) and/or additional content available through online services to further enhance the gaming experience and extend the time that consumers play our games after their initial purchase. We anticipate that in some cases these additional online services will also generate revenue to mitigate the effect of reduced catalog sales.

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

Recent Developments

Stock Repurchase Program.    In February 2011, we announced that our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the next 18 months. As of March 31, 2011, we had repurchased $58 million of our common stock, or approximately 3 million shares, in the open market since the commencement of the program, including pursuant to a pre-arranged stock trading plan.

Under the program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities, and other market conditions. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time.

Fiscal 2011 Restructuring.    In fiscal year 2011, we announced a plan focused on the restructuring of certain licensing and developer agreements in an effort to improve the long-term profitability of our packaged goods business. Under this plan, we amended certain licensing and developer agreements. To a much lesser extent, as part of this restructuring we had workforce reductions and facilities closures through March 31, 2011. Substantially all of these exit activities were completed by March 31, 2011.

Since the inception of the fiscal 2011 restructuring plan through March 31, 2011, we have incurred charges of $148 million, consisting of (1) $104 million related to the amendment of certain licensing agreements and other intangible asset impairment costs, (2) $31 million related to the amendment of certain developer agreements, and (3) $13 million in employee-related expenses. In fiscal year 2012, we anticipate incurring less than $10 million of restructuring and other charges related to the fiscal 2011 restructuring (primarily interest expense accretion).

Sale of Ubisoft Investment.    We purchased approximately 19.9 percent of the then-outstanding ordinary shares (representing approximately 18 percent of the voting rights at the time) of Ubisoft Entertainment (“Ubisoft”) in February 2005 for $91 million. In July 2010, we sold our investment in Ubisoft for approximately $121 million and realized a gain of $28 million, net of costs to sell.

International Operations and Foreign Currency Exchange Impact.    International sales (revenue derived from countries other than Canada and the United States), are a fundamental part of our business. Net revenue from international sales accounted for approximately 49 percent of our total net revenue during fiscal year 2011 and approximately 45 percent of our total net revenue during fiscal year 2010. Our net revenue is impacted by foreign exchange rates during the reporting period associated with net revenue before revenue deferral, as well as the foreign exchange rates associated with the recognition of deferred net revenue of online-enabled packaged goods and digital content that were established at the time we recorded this deferred net revenue on our Consolidated Balance Sheets. The foreign exchange rates during the reporting period may not always move in the same direction as the foreign exchange rate impact associated with the recognition of deferred net revenue of online-enabled packaged goods and digital content. During the fiscal year ended March 31, 2011, foreign exchange rates had an overall unfavorable impact on our net revenue of approximately $71 million, or 2 percent. In addition, our international investments and our cash and cash equivalents denominated in foreign currencies are subject to fluctuations in foreign currency exchange rates. If the U.S. dollar strengthens against these currencies, then foreign exchange rates may have an unfavorable impact on our results of operations and our financial condition.

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

Revenue Recognition, Sales Returns, Allowances and Bad Debt Reserves

We derive revenue principally from sales of interactive software games (1) on video game consoles (such as the PLAYSTATION 3, Xbox 360 and Wii), PCs, and handheld game players (such as the PSP and Nintendo DS and 3DS), (2) on mobile devices (such as cellular and smart phones including the Apple iPhone), (3) on tablets such as the Apple iPad, and (4) from software products and content and online services associated with these products. We evaluate revenue recognition based on the criteria set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, Software: Revenue Recognition, and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. We evaluate and recognize revenue when all four of the following criteria are met:

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

Product revenue, including sales to resellers and distributors (“channel partners”), is recognized when the above four criteria are met. We reduce product revenue for estimated future returns, price protection, and other offerings, which may occur with our customers and channel partners. Price protection represents the right to receive a credit allowance in the event we lower our wholesale price on a particular product. The amount of the price protection is generally the difference between the old price and the new price. In certain countries, we have stock-balancing programs for our PC and video game system software products, which allow for the exchange of these software products by resellers under certain circumstances. It is our general practice to exchange software products or give credits rather than to give cash refunds.

In certain countries, from time to time, we decide to provide price protection for our software products. When evaluating the adequacy of sales returns and price protection allowances, we analyze historical returns, current sell-through of distributor and retailer inventory of our software products, current trends in retail and the video game industry, changes in customer demand and acceptance of our software products, and other related factors. In addition, we monitor the volume of sales to our channel partners and their inventories, as substantial overstocking in the distribution channel could result in high returns or higher price protection costs in subsequent periods.

In the future, actual returns and price protections may materially exceed our estimates as unsold software products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing software products. While we believe we can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, our returns and price protection reserves would change, which would impact the total net revenue we report. For example, if actual returns and/or price protection were significantly greater than the reserves we have established, our actual results would decrease our reported total net revenue. Conversely, if actual returns and/or price protection were significantly less than our reserves, this would increase our reported total net revenue. In addition, if our estimates of returns and price protection related to online-enabled packaged goods software products change, the amount of deferred net revenue we recognize in the future would change.

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

Fair Value Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States often requires us to determine the fair value of a particular item in order to fairly present our financial statements. Without an independent market or another representative transaction, determining the fair value of a particular item requires us to make several assumptions that are inherently difficult to predict and can have a material impact on the accounting.

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

Assessment of Impairment of Goodwill, Intangibles, and Other Long-Lived Assets.    Current accounting standards require that we assess the recoverability of our finite lived acquisition-related intangible assets and other long-lived assets whenever events or changes in circumstances indicate the remaining value of the assets recorded on our Consolidated Balance Sheets is potentially impaired. In order to determine if a potential impairment has occurred, management must make various assumptions about the estimated fair value of the asset by evaluating future business prospects and estimated future cash flows. For some assets, our estimated fair value is dependent upon predicting which of our products will be successful. This success is dependent upon several factors, which are beyond our control, such as which operating platforms will be successful in the marketplace. Also, our revenue and earnings are dependent on our ability to meet our product release schedules.

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

To determine the fair value of each reporting unit used in the first step, we use a combination of the market approach, which utilizes comparable companies’ data, and/or the income approach, which utilizes discounted cash flows. Determining whether an event or change in circumstances does or does not indicate that the fair value of a reporting unit is below its carrying amount is inherently subjective. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates, tax rates, and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and determination of appropriate market comparables. These estimates and assumptions have to be made for each reporting unit evaluated for impairment. As of the last annual assessment of goodwill in the fourth quarter of fiscal year 2011, we concluded that the estimated fair values of each of our reporting units adequately exceeded their carrying amounts and we have not identified any indicators of impairment since. Our estimates for market growth, our market share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business. Our business consists of developing, marketing and distributing video game software using both established and emerging intellectual properties and our forecasts for emerging intellectual properties are based upon internal estimates and external sources rather than historical information and have an inherently higher risk of accuracy. If future forecasts are revised, they may indicate or require future impairment charges. We base our fair value estimates on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Assessment of Impairment of Short-Term Investments and Marketable Equity Securities.    We periodically review our short-term investments and marketable equity securities for impairment. Our short-term investments consist of securities with remaining maturities greater than three months at the time of purchase and our marketable equity securities consist of investments in common stock of publicly traded companies, both are accounted for as available-for-sale securities. Unrealized gains and losses on our short-term investments and marketable equity securities are recorded as a component of accumulated other comprehensive income in stockholders’ equity, net of tax, until either (1) the security is sold, (2) the security has matured, or (3) we determine that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. Realized gains and losses on our short-term investments and marketable equity securities are calculated based on the specific identification method and are reclassified from accumulated other comprehensive income to interest and other income, net, and gains (losses) on strategic investments, net, respectively. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, any contractual terms impacting the prepayment or settlement process, as well as, if we would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery. Our ongoing consideration of these factors could result in impairment charges in the future, which could have a material impact on our financial results.

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

Stock-Based Compensation

We are required to estimate the fair value of share-based payment awards on the date of grant. We recognize compensation costs for stock-based payment awards to employees based on the grant-date fair value using a straight-line approach over the service period for which such awards are expected to vest. The fair value of restricted stock units and restricted stock is determined based on the quoted market price of our common stock on the date of grant. The fair value of stock options and stock purchase rights granted pursuant to our equity incentive plans and our 2000 Employee Stock Purchase Plan, respectively, is determined using the Black-Scholes valuation model. The determination of fair value is affected by our stock price, as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the expected term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. The key assumptions for the Black-Scholes valuation calculation are:

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

Our contracts with some licensors include minimum guaranteed royalty payments, which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Royalty liabilities are classified as current liabilities to the extent such royalty payments are contractually due within the next 12 months.

Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. We evaluate long-lived royalty-based assets for impairment generally using undiscounted cash flows when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts and, therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated.

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

RESULTS OF OPERATIONS

Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ended March 31, 2011 and 2009 each contained 52 weeks and ended on April 2, 2011 and March 28, 2009, respectively. Our results of operations for the fiscal year ended March 31, 2010 contained 53 weeks and ended on April 3, 2010. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month-end.

Comparison of Fiscal Year 2011 to Fiscal Year 2010

Net Revenue

Net revenue consists of sales generated from (1) video games sold as packaged goods and designed for play on hardware consoles (such as the PLAYSTATION 3, Xbox 360 and Wii), PCs, and handheld game players (such as the Sony PSP and Nintendo DS and 3DS), (2) video games for mobile devices (such as cellular and smart phones including the Apple iPhone), (3) video games for tablets such as the Apple iPad, (4) software products and content and online services associated with these products, (5) programming third-party websites with our game content, (6) allowing other companies to manufacture and sell our products in conjunction with other products, and (7) advertisements on our online web pages and in our games.

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

From a geographical perspective, our total Net Revenue for the fiscal years ended March 31, 2011 and 2010 was as follows (in millions):

	Year Ended March 31,
	2011				2010
	North America	Europe	Asia	Total	North America	Europe	Asia	Total
Net Revenue before Revenue Deferral	$1,907	$1,722	$199	$3,828	$2,322	$1,615	$222	$4,159
Revenue Deferral	(1,358)	(1,273)	(138)	(2,769)	(1,255)	(981)	(122)	(2,358)
Recognition of Revenue Deferral	1,287	1,114	129	2,530	958	799	96	1,853

Net Revenue	$1,836	$1,563	$190	$3,589	$2,025	$1,433	$196	$3,654

Worldwide

For fiscal year 2011, Net Revenue before Revenue Deferral was $3,828 million, driven by FIFA 11, Madden NFL 11, and Need for Speed Hot Pursuit. Net Revenue before Revenue Deferral for fiscal year 2011 decreased $331 million, or 8 percent, as compared to fiscal year 2010. This decrease was driven by a $572 million decrease from the Rock Band franchise and decreases from the Left 4 Dead, Battlefield, and Army of Two franchises, which had no comparable releases in fiscal year 2011. This decrease was partially offset by an increase of $292 million from releases within the Medal of Honor and FIFA World Cup franchises in the current year, with no comparable releases from these franchises in fiscal year 2010.

Revenue Deferral for fiscal year 2011 increased $411 million, or 17 percent, as compared to fiscal year 2010. This increase was due to an increase in sales of online-enabled products with an obligation to provide future incremental unspecified digital content on a when and if available basis and less revenue from distribution products during fiscal year 2011 and compared to fiscal year 2010. This increase was driven by a $488 million increase from releases within the Medal of Honor, FIFA World Cup, and Crysis franchises, with no comparable releases from these franchises during the fiscal year 2010 and an increase from the FIFA franchise. This increase was partially offset by a $166 million decrease from the Battlefield franchise and Dante’s Inferno.

The Recognition of Revenue Deferral for fiscal year 2011 increased $677 million, or 37 percent, as compared to fiscal year 2010. This increase was due to an increase from the sales of online-enabled products with an obligation to provide future incremental unspecified digital content on a when and if available basis and less revenue from distribution products during fiscal year 2011 as compared to fiscal year 2010. This increase was driven by a $631 million increase from the Battlefield, Medal of Honor, FIFA, and FIFA World Cup franchises.

For fiscal year 2011, Net Revenue was $3,589 million, driven by FIFA 11, Battlefield: Bad Company 2, and Madden NFL 11. Net Revenue for fiscal year 2011 decreased $65 million, or 2 percent, as compared to fiscal year 2010. This decrease was driven by a $481 million decrease from the Rock Band, Left 4 Dead, and EA SPORTS Active franchises. This decrease was partially offset by a $403 million increase from the Battlefield and Medal of Honor franchises.

North America

For fiscal year 2011, Net Revenue before Revenue Deferral in North America was $1,907 million, driven by Madden NFL 11, Medal of Honor, and FIFA 11. Net Revenue before Revenue Deferral for fiscal year 2011 decreased $415 million, or 18 percent, as compared to fiscal year 2010. This decrease was driven by a $421 million decrease from the Rock Band, Left 4 Dead, Battlefield, and EA SPORTS Active franchises.

Revenue Deferral for fiscal year 2011 increased $103 million, or 8 percent, as compared to fiscal year 2010. This increase was driven by a $219 million increase from the Medal of Honor, Dead Space, Need for Speed, and Crysis franchises. This increase was partially offset by a $104 million decrease from the Battlefield and Army of Two franchises.

The Recognition of Revenue Deferral for fiscal year 2011 increased $329 million, or 34 percent, as compared to fiscal year 2010. This increase was driven by a $269 million increase from the Battlefield, Medal of Honor, FIFA World Cup, and FIFA franchises.

For fiscal year 2011, Net Revenue in North America was $1,836 million, driven by Madden NFL 11, Battlefield: Bad Company 2, and Medal of Honor. Net Revenue for fiscal year 2011 decreased $189 million, or 9 percent, as compared to fiscal year 2010. This decrease was driven by a $369 million decrease from the Rock Band, Left 4 Dead, and EA SPORTS Active franchises. This decrease was partially offset by a $194 million increase from the Battlefield and Medal of Honor franchises.

Europe

For fiscal year 2011, Net Revenue before Revenue Deferral in Europe was $1,722 million, driven by FIFA 11, Need for Speed Hot Pursuit, and Medal of Honor. Net Revenue before Revenue Deferral for fiscal year 2011 increased $107 million, or 7 percent, as compared to fiscal year 2010. This increase was driven by a $204 million increase from the Medal of Honor, FIFA World Cup, and FIFA franchises. This increase was partially offset by a $110 million decrease from Rock Band, Left 4 Dead, and Battlefield franchises. We estimate that foreign exchange rates (primarily the Euro) decreased reported Net Revenue before Revenue Deferral by approximately $52 million, or 3 percent, in fiscal year 2011 as compared to fiscal year 2010. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral increased by approximately $159 million, or 10 percent, in fiscal year 2011 as compared to fiscal year 2010.

Revenue Deferral for fiscal year 2011 increased by $292 million, or 30 percent, as compared to fiscal year 2010. This increase was driven by a $280 million increase from the Medal of Honor, FIFA, FIFA World Cup, and Crysis franchises.

The Recognition of Revenue Deferral for fiscal year 2011 increased $315 million, or 39 percent, as compared to fiscal year 2010. This increase was driven by a $321 million increase from the Battlefield, FIFA, Medal of Honor, and FIFA World Cup franchises.

For fiscal year 2011, Net Revenue in Europe was $1,563 million, driven by FIFA 11, Battlefield: Bad Company 2, and FIFA 10. Net Revenue for fiscal year 2011 increased $130 million, or 9 percent, as compared to fiscal year 2010. This increase was driven by a $244 million increase from the Battlefield, Medal of Honor, and FIFA World Cup franchises. This increase was partially offset by a $120 million decrease from Need for Speed, Rock Band, and Left 4 Dead franchises. We estimate that foreign exchange rates (primarily the Euro) decreased reported Net Revenue by approximately $95 million, or 7 percent, in fiscal year 2011 as compared to fiscal year 2010. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that Net Revenue increased by approximately $225 million, or 16 percent, in fiscal year 2011 as compared to fiscal year 2010.

Asia

For fiscal year 2011, Net Revenue before Revenue Deferral in Asia was $199 million, driven by FIFA 11, EA SPORTS FIFA Online 2, and Medal of Honor. Net Revenue before Revenue Deferral for fiscal year 2011 decreased by $23 million, or 10 percent, as compared to fiscal year 2010. This decrease was driven by a $77 million decrease from the Rock Band, Battlefield, Left 4 Dead, and various other franchises. This decrease was partially offset by a $41 million increase from the Medal of Honor, FIFA World Cup, Crysis, FIFA, and Dead Space franchises. We estimate that foreign exchange rates (primarily the Australian dollar) increased reported Net Revenue before Revenue Deferral by approximately $15 million, or 7 percent, in fiscal year 2011 as compared to fiscal year 2010. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral decreased by approximately $38 million, or 17 percent, in fiscal year 2011 as compared to fiscal year 2010.

Revenue Deferral for fiscal year 2011 increased $16 million, or 13 percent, as compared to fiscal year 2010. This increase was driven by a $24 million increase from the Medal of Honor and FIFA World Cup franchises. This increase was partially offset by a $12 million decrease from the Battlefield franchise and Dante’s Inferno.

The Recognition of Revenue Deferral for fiscal year 2011 increased $33 million, or 34 percent, as compared to fiscal year 2010. This increase was driven by a $40 million increase from the Battlefield, FIFA World Cup, and Medal of Honor franchises. This increase was partially offset by $10 million decrease from the Need For Speed and Fight Night franchises.

For fiscal year 2011, Net Revenue in Asia was $190 million, driven by Battlefield: Bad Company 2, FIFA 11, and EA SPORTS FIFA Online 2. Net Revenue for fiscal year 2011 decreased by $6 million, or 3 percent, as compared to fiscal year 2010. This decrease was driven by a $33 million decrease from the Need for Speed, Rock Band, Left 4 Dead, EA SPORTS Active, and Fight Night franchises. This decrease was partially offset by a $30 million increase from the Battlefield and FIFA World Cup franchises. We estimate that foreign exchange rates (primarily the Australian dollar) increased reported Net Revenue by approximately $24 million, or 12 percent, in fiscal year 2011 as compared to fiscal year 2010. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that Net Revenue decreased by approximately $30 million, or 15 percent, in fiscal year 2011 as compared to fiscal year 2010.

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

Cost of Goods Sold

Cost of goods sold for our packaged-goods business consists of (1) product costs, (2) certain royalty expenses for celebrities, professional sports and other organizations and independent software developers, (3) manufacturing royalties, net of volume discounts and other vendor reimbursements, (4) expenses for defective products, (5) write-offs of post-launch prepaid royalty costs, (6) amortization of certain intangible assets, (7) personnel-related costs, and (8) warehousing and distribution costs. We generally recognize volume discounts when they are earned from the manufacturer (typically in connection with the achievement of unit-based milestones); whereas other vendor reimbursements are generally recognized as the related revenue is recognized. Cost of goods sold for our online products consists primarily of data center and bandwidth costs associated with hosting our websites, credit card fees and royalties for use of third-party properties. Cost of goods sold for our website advertising business primarily consists of server costs.

Cost of goods sold for fiscal years 2011 and 2010 was as follows (in millions):

March 31, 2011	% of Net Revenue	March 31, 2010	% of Net Revenue	% Change	Change as a % of Net Revenue
$1,499	41.8%	$1,866	51.1%	(19.7%)	(9.3%)

During fiscal year 2011, cost of goods sold decreased by 9.3 percent as a percentage of total net revenue as compared to fiscal year 2010. This decrease as a percentage of net revenue was primarily due to (1) a $266 million decrease in the change in deferred net revenue related to certain online-enabled packaged goods and digital content for fiscal year 2011 as compared to fiscal year 2010, which positively impacted gross profit as a percent of total net revenue by 3.7 percentage points and (2) a greater percentage of net revenue from EA studio and digital products, which have a higher margin than our co-publishing and distribution products, which positively impacted gross profit as a percentage of total revenue by approximately 3.3 percent.

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs, related overhead costs and advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.

Marketing and sales expenses for fiscal years 2011 and 2010 were as follows (in millions):

March 31, 2011	% of Net Revenue	March 31, 2010	% of Net Revenue	$ Change	% Change
$747	21%	$730	20%	$17	2%

Marketing and sales expenses increased by $17 million, or 2 percent, in fiscal year 2011, as compared to fiscal year 2010. The increase was primarily due to (1) a $13 million increase in additional personnel-related costs and (2) a $5 million increase in stock-based compensation expense. These increases were partially offset by a $5 million decrease in marketing, advertising and promotional expenses resulting from a decrease in the number of titles released during fiscal year 2011 as compared to fiscal year 2010.

Marketing and sales expenses included vendor reimbursements for advertising expenses of $31 million and $39 million in fiscal years 2011 and 2010, respectively.

General and Administrative

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.

General and administrative expenses for fiscal years 2011 and 2010 were as follows (in millions):

March 31, 2011	% of Net Revenue	March 31, 2010	% of Net Revenue	$ Change	% Change
$301	8%	$320	9%	$(19)	(6%)

General and administrative expenses decreased by $19 million, or 6 percent, in fiscal year 2011, as compared to fiscal year 2010 primarily due to (1) a $25 million decrease in facilities-related expenses, primarily as a result of the $14 million loss on our lease obligation related to our Redwood Shores headquarters facilities in fiscal year 2010 and (2) an $18 million decrease in contracted services due to costs related to the support of business development projects in the prior year. These decreases were partially offset by (1) a $13 million increase in additional personnel- related costs, (2) a $12 million increase in incentive-based compensation expense, and (3) a $7 million increase in stock-based compensation expense.

Research and Development

Research and development expenses consist of expenses incurred by our production studios for personnel-related costs, related overhead costs, contracted services, depreciation and any impairment of prepaid royalties for pre-launch products. Research and development expenses for our online products include expenses incurred by our studios consisting of direct development and related overhead costs in connection with the development and production of our online games. Research and development expenses also include expenses associated with the development of website content, software licenses and maintenance, network infrastructure and management overhead.

Research and development expenses for fiscal years 2011 and 2010 were as follows (in millions):

March 31, 2011	% of Net Revenue	March 31, 2010	% of Net Revenue	$ Change	% Change
$1,153	32%	$1,229	34%	$(76)	(6%)

Research and development expenses decreased by $76 million, or 6 percent, in fiscal year 2011, as compared to fiscal year 2010. This decrease was primarily due to decreases in expenses resulting from our cost reduction initiatives including (1) a $38 million decrease in external development and contracted services, (2) a $37 million decrease in additional personnel-related costs, and (3) a $27 million decrease in facilities-related expenses primarily due to lower depreciation expense. These decreases were partially offset by a $24 million increase in incentive-based compensation expense.

Restructuring and Other Charges

Restructuring and other charges for fiscal years 2011 and 2010 were as follows (in millions):

March 31, 2011	% of Net Revenue	March 31, 2010	% of Net Revenue	$ Change	% Change
$161	4%	$140	4%	$21	15%

Fiscal 2011 Restructuring

In fiscal year 2011, we announced a plan focused on the restructuring of certain licensing and developer agreements in an effort to improve the long-term profitability of our packaged goods business. Under this plan, we amended certain licensing and developer agreements. To a much lesser extent, as part of this restructuring we had workforce reductions and facilities closures through March 31, 2011. Substantially all of these exit activities were completed by March 31, 2011.

During fiscal year 2011, we incurred charges of $148 million, consisting of (1) $104 million related to the amendment of certain licensing agreements and other intangible asset impairment costs, (2) $31 million related to the amendment of certain developer agreements, and (3) $13 million in employee-related expenses. In fiscal year 2012, we anticipate incurring less than $10 million of restructuring and other charges related to the fiscal 2011 restructuring (primarily interest expense accretion).

Overall, including $148 million in charges incurred through March 31, 2011, we expect to incur total cash and non-cash charges between $170 million and $180 million by June 2016. These charges will consist primarily of (1) charges, including accretion of interest expense, related to the amendment of certain licensing and developer agreements and other intangible asset impairment costs (approximately $160 million) and (2) employee-related costs (approximately $15 million).

Fiscal 2010 Restructuring

In connection with our fiscal 2010 restructuring plan, during fiscal year 2011, we incurred $13 million of restructuring charges primarily due to costs to assist in the reorganization of our business support functions.

During fiscal year 2010, we incurred $116 million of restructuring charges of which (1) $62 million were for employee-related expenses, (2) $32 million related to intangible asset impairment costs, abandoned rights to intellectual property, and costs to assist in the reorganization of our business support functions, and (3) $22 million related to the closure of certain of our facilities. In fiscal year 2012, we anticipate incurring less than $10 million of restructuring charges related to the fiscal 2010 restructuring.

Overall, including charges incurred through March 31, 2011, we expect to incur total cash and non-cash charges of approximately $135 million by March 31, 2012. These charges consist primarily of (1) employee-related costs (approximately $62 million), (2) intangible asset impairment costs, abandoned rights to intellectual property costs, and other costs to assist in the reorganization of our business support functions (approximately $50 million), and (3) facilities exit costs (approximately $22 million).

Other Restructuring and Reorganization

In connection with our fiscal 2009 restructuring plan and fiscal 2008 reorganization plan, during fiscal year 2010, we incurred $14 million and $10 million of charges, respectively, primarily for facilities-related expenses under the fiscal 2009 plan and contracted services costs to assist in the reorganization of our business support functions under the fiscal 2008 plan. We do not expect to incur any additional charges under these plans.

Acquisition-Related Contingent Consideration

Acquisition-related contingent consideration related to Playfish decreased $19 million for the fiscal year 2011 as compared to the fiscal year 2010, resulting from a revision in our estimate of the expected future cash flows over the period in which the contingent obligation is expected to be settled. See Note 2 and Note 5 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Gains (Losses) on Strategic Investments, Net

Gains (losses) on strategic investments, net, for fiscal years 2011 and 2010 were as follows (in millions):

March 31, 2011	% of Net Revenue	March 31, 2010	% of Net Revenue	$ Change
$23	1%	$(26)	(1%)	$49

During the fiscal year ended March 31, 2011, gains (losses) on strategic investments, net increased by $49 million as compared to the fiscal year ended March 31, 2010, primarily due to a realized gain of $28 million, net of costs to sell, from the sale of our investment in Ubisoft.

During the fiscal year ended March 31, 2010, we recognized a $26 million impairment charge on our investment in The9.

Income Taxes

Benefit from income taxes for fiscal years 2011 and 2010 was as follows (in millions):

March 31, 2011	Effective Tax Rate	March 31, 2010	Effective Tax Rate
$(3)	(1.1%)	$(29)	(4.1%)

Our effective tax rate for the fiscal year 2011 was a tax benefit of 1.1 percent. Our effective tax rate for the fiscal year 2010 was a tax benefit of 4.1 percent. In fiscal year 2011, the effective tax rate differs from the statutory rate of 35.0 percent primarily due to U.S. losses for which no benefit is recognized, non-U.S. losses with a reduced or zero tax benefit and non-deductible stock-based compensation expenses, partially offset by tax benefits related to the expiration of statutes of limitations and resolution of examination by taxing authorities. In fiscal year 2010, the effective tax rate differs from the statutory rate of 35.0 percent primarily due to U.S. losses for which no benefit is recognized, tax charges related to our integration of Playfish, non-U.S. losses with a reduced or zero tax benefit, and non-deductible stock-based compensation expenses, partially offset by benefits related to the resolution of examinations by the taxing authorities and reductions in the valuation allowance of U.S. deferred tax assets.

Our effective income tax rates for fiscal year 2012 and future periods will depend on a variety of factors, including changes in the deferred tax valuation allowance, as well as changes in our business such as acquisitions and intercompany transactions, changes in our international structure, changes in the geographic location of business functions or assets, changes in the geographic mix of income, changes in or termination of our agreements with tax authorities, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile.

Certain taxable temporary differences that are not expected to reverse during the carry forward periods permitted by tax law have not been considered as a source of future taxable income that is available to realize the benefit of deferred tax assets.

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the “Act”) was signed into law on December 17, 2010. The Act contains a number of provisions including, most notably, a two year extension of the research tax credit. The Act will not have a material impact on our effective tax rate for fiscal 2012 due to the effect of the valuation allowance on our deferred tax assets.

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

Comparison of Fiscal Year 2010 to Fiscal Year 2009

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

Worldwide

For fiscal year 2010, Net Revenue before Revenue Deferral was $4,159 million, driven by FIFA 10, Madden NFL 10, and The Sims 3. Net Revenue before Revenue Deferral for fiscal year 2010 increased $73 million, or 2 percent, as compared to fiscal year 2009. This increase was driven by a $535 million increase from sales of Dragon Age and EA SPORTS Active franchises, which were released in 2010 with no comparable releases in 2009, as well as The Sims and the Battlefield franchises. This increase was partially offset by a $483 million decrease from the Rock Band, Spore and Mercenaries franchises.

Revenue Deferral for fiscal year 2010 increased $1,281 million, or 119 percent, as compared to fiscal year 2009. Starting in fiscal year 2010, we began to sell substantially all of our online-enabled products released after April 1, 2009, with an obligation to provide future incremental unspecified digital content on a when and if available basis. As we did not have VSOE for this obligation, we were required to recognize the revenue associated with this bundled sale over the estimated period of game play. This increase was driven by a $758 million increase from The Sims, FIFA, Battlefield, and Dragon Age franchises.

The Recognition of Revenue Deferral for fiscal year 2010 increased $650 million, or 54 percent, as compared to fiscal year 2009. This increase was directly related to the increase in the Revenue Deferral in fiscal year 2010. This increase was driven by a $435 million increase from The Sims, FIFA, and Dragon Age franchises.

For fiscal year 2010, Net Revenue was $3,654 million, driven by FIFA 10, Madden NFL 10, and The Sims 3. Net Revenue for fiscal year 2010 decreased $558 million, or 13 percent, as compared to fiscal year 2009. This decrease was driven by a $562 million decrease from the Rock Band, Battlefield (primarily due to a larger amount of revenue deferral due to our obligation to provide incremental unspecified digital content that did not exist in fiscal year 2009), Spore, and Mercenaries franchises. This decrease was partially offset by a $221 million increase from EA SPORTS Active and The Sims franchises.

North America

For fiscal year 2010, Net Revenue before Revenue Deferral in North America was $2,322 million, driven by Madden NFL 10, The Beatles:Rock Band, and Battlefield: Bad Company 2. Net Revenue before Revenue Deferral for fiscal year 2010 decreased $40 million, or 2 percent, as compared to fiscal year 2009. This decrease was driven by a $335 million decrease from the Rock Band and Spore franchises. This decrease was partially offset by a $301 million increase from the EA SPORTS Active, Dragon Age, The Sims, and Battlefield franchises.

Revenue Deferral for fiscal year 2010 increased $717 million, or 133 percent, as compared to fiscal year 2009. This increase was driven by a $384 million increase from the Madden NFL, The Sims, Battlefield, and Dragon Age franchises.

The Recognition of Revenue Deferral for fiscal year 2010 increased $370 million, or 63 percent, as compared to fiscal year 2009. This increase was driven by a $254 million increase from the Madden NFL, The Sims, Dragon Age, and Fight Night franchises.

For fiscal year 2010, Net Revenue in North America was $2,025 million, driven by Madden NFL 10, The Beatles:Rock Band, and Rock Band 2. Net Revenue for fiscal year 2010 decreased $387 million, or 16 percent, as compared to fiscal year 2009. This decrease was driven by a $416 million decrease from the Rock Band, Mercenaries, Battlefield and Madden NFL franchises. This decrease was partially offset by $138 million from sales of EA SPORTS Active and Dragon Age franchises.

Europe

For fiscal year 2010, Net Revenue before Revenue Deferral in Europe was $1,615 million, driven by FIFA 10, The Sims 3, and Need for Speed Shift. Net Revenue before Revenue Deferral for fiscal year 2010 increased $94 million, or 6 percent, as compared to fiscal year 2009. This increase was driven by a $184 million increase from The Sims, FIFA, and Dragon Age franchises. This increase was partially offset by $75 million decrease from the Rock Band and Spore franchises. We estimate that foreign exchange rates (primarily the British pound sterling)

decreased reported Net Revenue before Revenue Deferral by approximately $44 million, or 3 percent, in fiscal year 2010 as compared to fiscal year 2009. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral increased by approximately $138 million, or 9 percent, in fiscal year 2010 as compared to fiscal year 2009.

Revenue Deferral for fiscal year 2010 increased by $509 million, or 108 percent, as compared to fiscal year 2009. This increase was driven by a $347 million increase from The Sims, FIFA, and Battlefield franchises.

The Recognition of Revenue Deferral for fiscal year 2010 increased $259 million, or 48 percent, as compared to fiscal year 2009. This increase was driven by a $235 million increase from The Sims and FIFA franchises.

For fiscal year 2010, Net Revenue in Europe was $1,433 million, driven by FIFA 10, The Sims 3, and Need for Speed Shift. Net Revenue for fiscal year 2010 decreased $156 million, or 10 percent, as compared to fiscal year 2009. This decrease was driven by a $109 million decrease from the Rock Band, Battlefield, and Spore franchises. We estimate that foreign exchange rates (primarily the British pound sterling) decreased reported Net Revenue by approximately $116 million, or 7 percent, in fiscal year 2010 as compared to fiscal year 2009. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that Net Revenue decreased by approximately $40 million, or 3 percent, in fiscal year 2010 as compared to fiscal year 2009.

Asia

For fiscal year 2010, Net Revenue before Revenue Deferral in Asia was $222 million, driven by FIFA 10, Battlefield: Bad Company 2, and The Sims 3. Net Revenue before Revenue Deferral for fiscal year 2010 increased by $19 million, or 9 percent, as compared to fiscal year 2009. This increase was driven by a $23 million increase from the FIFA, EA SPORTS Active, and Dragon Age franchises. This increase was partially offset by a $10 million decrease from the Mercenaries and Spore franchises. We estimate that foreign exchange rates (primarily the Australian dollar) increased reported Net Revenue before Revenue Deferral by approximately $8 million, or 4 percent, in fiscal year 2010 as compared to fiscal year 2009. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral increased by approximately $11 million, or 5 percent, in fiscal year 2010 as compared to fiscal year 2009.

Revenue Deferral for fiscal year 2010 increased $55 million, or 82 percent, as compared to fiscal year 2009. This increase was driven by a $41 million increase from The Sims, Battlefield, and FIFA, and Dragon Age franchises.

The Recognition of Revenue Deferral for fiscal year 2010 increased $21 million, or 28 percent, as compared to fiscal year 2009. This increase was driven by a $21 million increase from The Sims and FIFA franchises.

For fiscal year 2010, Net Revenue in Asia was $196 million, driven by FIFA 10, The Sims 3, and EA SPORTS FIFA Online 2. Net Revenue for fiscal year 2010 decreased by $15 million, or 7 percent, as compared to fiscal year 2009. This decrease was driven by a $12 million decrease from the Battlefield and Medal of Honor franchises. We estimate that foreign exchange rates (primarily the Australian dollar) increased reported Net Revenue by approximately $9 million, or 4 percent, in fiscal year 2010 as compared to fiscal year 2009. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that Net Revenue decreased by approximately $24 million, or 11 percent, in fiscal year 2010 as compared to fiscal year 2009.

Non-GAAP Financial Measures

See “Non-GAAP Financial Measures” above for more information on our use of Net Revenue before Revenue Deferral as a measure of our operating results.

Cost of Goods Sold

Cost of goods sold for fiscal years 2010 and 2009 was as follows (in millions):

March 31, 2010	% of Net Revenue	March 31, 2009	% of Net Revenue	% Change	Change as a % of Net Revenue
$1,866	51.1%	$2,127	50.5%	(12.3%)	0.6%

During fiscal year 2010, cost of goods sold increased by 0.6 percent as a percentage of total net revenue as compared to fiscal year 2009. This increase was primarily due to a $631 million increase in the change in deferred net revenue related to certain online-enabled packaged goods and digital content for the fiscal year ended March 31, 2010, as compared to the fiscal year ended March 31, 2009. Overall, we estimate the increase in the change in deferred net revenue related to certain online-enabled packaged goods and digital content negatively impacted cost of goods sold as a percent of total net revenue by 7.7 percentage points. The overall increase in cost of goods sold as a percentage of net revenue was partially mitigated by (1) a greater percentage of net revenue from EA studio products, which have a higher margin than our co-publishing and distribution products, which positively impacted cost of goods sold as a percentage of total revenue by approximately 3.1 percent and (2) EA Studio products that we sold which had previously been written down to a lower cost basis and lower inventory write downs on our fiscal year 2010 releases as compared to our fiscal year 2009 releases, which positively impacted cost of goods sold as a percentage of total revenue by approximately 2.1 percent.

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

General and Administrative

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

Research and Development

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

Fiscal 2010 Restructuring

In fiscal year 2010, we announced a restructuring plan to narrow our product portfolio to provide greater focus on titles with higher margin opportunities. Under this plan, we reduced our workforce by approximately 1,100 employees and have (1) consolidated or closed various facilities, (2) eliminated certain titles, and (3) incurred IT and other costs to assist in reorganizing certain activities. Substantially all of these exit activities were completed by March 31, 2010.

During fiscal year 2010, we incurred $116 million of restructuring charges, of which (1) $62 million were for employee-related expenses, (2) $32 million related to intangible asset impairment costs, abandoned rights to intellectual property, and other costs to assist in the reorganization of our business support functions, and (3) $22 million related to the closure of certain of our facilities.

Other Restructuring and Reorganization

In connection with our fiscal 2009 restructuring plan and fiscal 2008 reorganization plan, during fiscal year 2010, we incurred $14 million and $10 million of charges, respectively, primarily for facilities-related expenses under the fiscal 2009 plan and contracted services costs to assist in the reorganization of our business support functions under the fiscal 2008 plan. During fiscal year 2009, we incurred $41 million and $34 million under these plans, respectively, primarily for employee-related expenses under the fiscal 2009 plan and facilities-related expenses under the fiscal 2008 plan.

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

Acquired In-Process Technology

Prior to the adoption of FASB ASC 805, Business Combinations, upon consummation of an acquisition, we generally incurred a charge for the related acquired in-process technology, as reflected in our Consolidated Statements of Operations. The development of a majority of the projects for which we incurred an acquired-in process technology charge in connection with our acquisition of VG Holding Corp. (“VGH”) were either completed or did not reach technological feasibility and therefore were abandoned. As of March 31, 2010, we had one project in connection with our acquisition of VGH that continued to be in-process.

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

Gains (Losses) on Strategic Investments, Net

Gains (losses) on strategic investments, net for fiscal years 2010 and 2009 were as follows (in millions):

March 31, 2010	% of Net Revenue	March 31, 2009	% of Net Revenue	$ Change	% Change
$(26)	(1%)	$(62)	(1%)	$36	58%

During the fiscal year ended March 31, 2010, gains (losses) on strategic investments, net decreased by $36 million, or 58 percent, as compared to the fiscal year ended March 31, 2009. We recognized a $26 million impairment charge on our investment in The9 during the fiscal year ended March 31, 2010.

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

Income Taxes

Provision for (benefit from) income taxes for fiscal years 2010 and 2009 were as follows (in millions):

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

Impact of Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence and third-party evidence for determining the selling price of a deliverable for non-software arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of ASU 2009-13 to have a material impact on our Consolidated Financial Statements.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements that Include Software Elements. This guidance modifies the scope of FASB ASC subtopic 985-605, Software-Revenue Recognition, to exclude from its requirements non-software components of tangible products and software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of ASU 2009-14 to have a material impact on our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

	As of March 31,		Increase / (Decrease)
(In millions)	2011	2010
Cash and cash equivalents	$1,579	$1,273	$306
Short-term investments	497	432	65
Marketable equity securities	161	291	(130)

Total	$2,237	$1,996	$241

Percentage of total assets	45%	43%

	Year Ended March 31,		Increase / (Decrease)
(In millions)	2011	2010
Cash provided by operating activities	$320	$152	$168
Cash used in investing activities	(15)	(572)	557
Cash provided by (used in) financing activities	(23)	53	(76)
Effect of foreign exchange on cash and cash equivalents	24	19	5

Net increase (decrease) in cash and cash equivalents	$306	$(348)	$654

Changes in Cash Flow

Operating Activities.    During fiscal year 2011, we generated $320 million of cash from operating activities as compared to generating $152 million in fiscal year 2010. The increase in cash provided by operating activities in fiscal year 2011 as compared to fiscal year 2010 was primarily due to (1) a greater percentage of net revenue from EA studio and digital products, which have higher margins than our co-publishing and distribution products, (2) the timing of payments related to our inventory purchases, (3) our cost reduction initiatives, including decreases in external development and contracted services, and (4) lower marketing and advertising spend as a result of a decrease in the number of titles released as compared to the prior year.

Investing Activities.    Cash used in investing activities decreased $557 million during the fiscal year ended March 31, 2011 as compared to the fiscal year ended March 31, 2010 primarily due to (1) a $267 million decrease in cash used for acquisitions, primarily from Playfish during the fiscal year ended March 31, 2010, (2) a $246 million decrease in capital expenditures, of which $233 million was used to purchase our Redwood Shores headquarters facilities during the fiscal year ended March 31, 2010, (3) $121 million in proceeds received from the sale of our Ubisoft investment, (4) $100 million in acquisition-related restricted cash for contingent consideration in connection with our acquisition of Playfish in fiscal year 2010, and (5) a $97 million decrease in purchases of short-term investments. These decreases were partially offset by $268 million of lower proceeds received from maturities and sales of short-term investments.

Financing Activities.    Cash provided by financing activities decreased $76 million during the fiscal year ended March 31, 2011 as compared to the fiscal year ended March 31, 2010 primarily due to $58 million, net of commissions, cash paid for the repurchase and retirement of our common stock.

Short-term Investments and Marketable Equity Securities

Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of March 31, 2011, the gross unrealized gains and losses on our short-term investments were immaterial and each were less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business combinations or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

The fair value of our marketable equity securities decreased to $161 million as of March 31, 2011, from $291 million as of March 31, 2010. This decrease was primarily due to a $194 million decrease, resulting from a decrease in the unrealized gains and the sale of a certain investment during the period. This decrease was partially offset by a $73 million increase in the fair value of our investments in Neowiz.

Restricted Cash and Contingent Consideration

In connection with our acquisitions of Playfish and Chillingo, we may be required to pay an additional $110 million of cash consideration, of which $100 million was deposited into an escrow account. As this deposit is restricted in nature, it is excluded from cash and cash equivalents. This cash consideration is based upon the achievement of certain performance milestones through March 31, 2014. Through fiscal year 2011, no distributions were made from the restricted cash amount. As of March 31, 2011, we have accrued $51 million of contingent consideration on our Consolidated Balance Sheet.

Fiscal 2011 Restructuring

In connection with our fiscal 2011 restructuring plan, we expect to incur cash expenditures through June 2016 of approximately (1) $42 million in fiscal year 2012, (2) $15 million in both fiscal years 2013 and 2014, (3) $11 million in fiscal year 2015, and (4) $40 million thereafter. The actual cash expenditures are variable as they will be dependent upon the actual revenue we generate from certain games.

Financial Condition

We believe that cash, cash equivalents, short-term investments, marketable equity securities, cash generated from operations and available financing facilities will be sufficient to meet our operating requirements for at least the next 12 months, including working capital requirements, capital expenditures and, potentially, future acquisitions, stock repurchases, or strategic investments. We may choose at any time to raise additional capital to strengthen our financial position, facilitate expansion, repurchase our stock, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.

As of March 31, 2011, approximately $793 million of our cash, cash equivalents, and short-term investments and $69 million of our marketable equity securities were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

During fiscal year 2011, our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the next 18 months. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time.

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

The following table summarizes our unrecognized minimum contractual obligations as of March 31, 2011, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

	Contractual Obligations
Fiscal Year Ending March 31,	Leases(a)	Developer/ Licensor Commitments	Marketing	Other Purchase Obligations	Total

2012	$44	$331	$90	$8	$473
2013	36	199	37	3	275
2014	26	124	66	3	219
2015	21	114	32	2	169
2016	15	83	33	—	131
Thereafter	9	366	95	—	470

Total	$151	$1,217	$353	$16	$1,737

(a)

See discussion on operating leases in the “Off-Balance Sheet Commitments” section below for additional information. Lease commitments have not been reduced by minimum sub-lease rentals for unutilized office space resulting from our reorganization activities of approximately $12 million due in the future under non-cancelable sub-leases.

The amounts represented in the table above reflect our unrecognized minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due; however, certain payment obligations may be accelerated depending on the performance of our operating results.

In addition to what is included in the table above as of March 31, 2011, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $238 million, of which approximately $37 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

OFF-BALANCE SHEET COMMITMENTS

Lease Commitments

As of March 31, 2011, we leased certain of our current facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

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

Foreign Currency Exchange Rate Risk

Cash Flow Hedging Activities.    From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing foreign currency option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets on our Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income, net, in our Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income, net, in our Consolidated Statements of Operations. During the reporting periods, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified into interest and other income, net. Our hedging programs are designed to reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net revenue and research and development expenses. As of March 31, 2011, we had foreign currency option contracts to purchase approximately $40 million in foreign currency and to sell approximately $10 million of foreign currency. All of the foreign currency option contracts outstanding as of March 31, 2011 will mature in the next 12 months. As of March 31, 2010, we had foreign currency option contracts to purchase approximately $18 million in foreign currency and to sell approximately $30 million of foreign currencies. As of March 31, 2011 and 2010, the fair value of these outstanding foreign currency option contracts was immaterial and are included in other current assets.

Balance Sheet Hedging Activities.    We use foreign currency forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts generally have a contractual term of three months or less and are transacted near month-end. Our foreign currency forward contracts are not designated as hedging instruments, and are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or accrued and other current liabilities on our Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income, net, in our Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income, net, in our Consolidated Statements of Operations. In certain cases, the amount of such gains and losses will significantly differ from the amount of gains and losses recognized on the underlying foreign-currency-denominated monetary asset or liability, in which case our results will be impacted. As of March 31, 2011, we had foreign currency forward contracts to purchase and sell approximately $187 million in foreign currencies. Of this amount, $140 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $31 million to purchase foreign currency in exchange for U.S. dollars, and $16 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2010, we had foreign currency forward contracts to purchase and sell approximately $431 million in foreign currencies. Of this amount, $293 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $127 million to purchase foreign currency in exchange for U.S. dollars and $11 million to sell foreign currency in exchange for British pounds sterling. The fair value of our foreign currency forward contracts was immaterial as of March 31, 2011 and 2010.

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

Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of March 31, 2011, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential declines in the fair value of the premiums on our foreign currency option contracts used in cash flow hedging of less than $1 million in each scenario. As of March 31, 2011, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $17 million and $26 million, respectively. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

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

As of March 31, 2011 and 2010, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of March 31, 2011 and 2010 (in millions):

	As of March 31,
	2011	2010
Corporate bonds	$253	$233
U.S. Treasury securities	124	83
U.S. agency securities	102	115
Commercial paper	18	1

Total short-term investments	$497	$432

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value in our short-term investment portfolio as of March 31, 2011, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of March 31, 2011	Valuation of Securities Given an Interest Rate Increase of X Basis Points
(In millions)	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$258	$257	$255	$253	$252	$250	$249
U.S. Treasury securities	126	125	124	124	123	122	121
U.S. agency securities	104	103	103	102	101	101	100
Commercial paper	18	18	18	18	18	18	18

Total short-term investments	$506	$503	$500	$497	$494	$491	$488

The following table presents the hypothetical changes in the fair value in our short-term investment portfolio as of March 31, 2010, arising from selected potential changes in interest rates.

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

Market Price Risk

The fair value of our marketable equity securities in publicly traded companies is subject to market price volatility and foreign currency risk for investments denominated in foreign currencies. As of March 31, 2011 and 2010, our marketable equity securities were classified as available-for-sale securities and, consequently, were recorded on our Consolidated Balance Sheets at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity. The fair value of our marketable equity securities as of March 31, 2011 and 2010 was $161 million and $291 million, respectively.

Our marketable equity securities have been, and may continue to be, adversely impacted by volatility in the public stock markets. At any time, a sharp change in market prices in our investments in marketable equity securities could have a significant impact on the fair value of our investments. The following table presents hypothetical changes in the fair value of our marketable equity securities as of March 31, 2011, arising from changes in market prices of plus or minus 25 percent, 50 percent, and 75 percent.

	Valuation of Securities Given an X Percentage Decrease in Each Stock’s Market Price			Fair Value as of March 31, 2011	Valuation of Securities Given an X Percentage Increase in Each Stock’s Market Price
(In millions)	(75%)	(50%)	(25%)		25%	50%	75%
Marketable equity securities	$40	$81	$121	$161	$201	$242	$282

The following table presents hypothetical changes in the fair value of our marketable equity securities as of March 31, 2010, arising from changes in market prices of plus or minus 25 percent, 50 percent, and 75 percent.

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

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)	March 31, 2011	March 31, 2010

ASSETS

Current assets:
Cash and cash equivalents	$1,579	$1,273
Short-term investments	497	432
Marketable equity securities	161	291
Receivables, net of allowances of $304 and $217, respectively	335	206
Inventories	77	100
Deferred income taxes, net	56	44
Other current assets	327	239

Total current assets	3,032	2,585

Property and equipment, net	513	537
Goodwill	1,110	1,093
Acquisition-related intangibles, net	144	204
Deferred income taxes, net	49	52
Other assets	80	175

TOTAL ASSETS	$4,928	$4,646

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$228	$91
Accrued and other current liabilities	768	717
Deferred net revenue (packaged goods and digital content)	1,005	766

Total current liabilities	2,001	1,574

Income tax obligations	192	242
Deferred income taxes, net	37	2
Other liabilities	134	99

Total liabilities	2,364	1,917

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 333 and 330 shares issued and outstanding, respectively	3	3
Paid-in capital	2,495	2,375
Retained earnings (accumulated deficit)	(153)	123
Accumulated other comprehensive income	219	228

Total stockholders’ equity	2,564	2,729

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,928	$4,646

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(In millions, except per share data)	2011	2010	2009

Net revenue	$3,589	$3,654	$4,212
Cost of goods sold	1,499	1,866	2,127

Gross profit	2,090	1,788	2,085

Operating expenses:
Marketing and sales	747	730	691
General and administrative	301	320	332
Research and development	1,153	1,229	1,359
Restructuring and other charges	161	140	80
Amortization of intangibles	57	53	58
Acquisition-related contingent consideration	(17)	2	—
Goodwill impairment	—	—	368
Certain abandoned acquisition-related costs	—	—	21
Acquired in-process technology	—	—	3

Total operating expenses	2,402	2,474	2,912

Operating loss	(312)	(686)	(827)
Gains (losses) on strategic investments, net	23	(26)	(62)
Interest and other income, net	10	6	34

Loss before provision for (benefit from) income taxes	(279)	(706)	(855)
Provision for (benefit from) income taxes	(3)	(29)	233

Net loss	$(276)	$(677)	$(1,088)

Net loss per share:
Basic and Diluted	$(0.84)	$(2.08)	$(3.40)
Number of shares used in computation:
Basic and Diluted	330	325	320

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In millions, share data in thousands)

	Common Stock		Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2008	317,681	$3	$1,864	$1,888	$584	$4,339

Net loss	—	—	—	(1,088)	—	(1,088)
Change in unrealized losses on available-for-sale securities, net	—	—	—	—	(366)	(366)
Reclassification adjustment for losses realized on available-for-sale securities, net	—	—	—	—	55	55
Change in unrealized gains on derivative instruments, net	—	—	—	—	14	14
Reclassification adjustment for gains realized on derivative instruments, net	—	—	—	—	(10)	(10)
Foreign currency translation adjustments	—	—	—	—	(88)	(88)

Total comprehensive loss						(1,483)

Issuance of common stock	5,161	—	73	—	—	73
Stock-based compensation	—	—	203	—	—	203
Tax benefit from exercise of stock options	—	—	2	—	—	2

Balances as of March 31, 2009	322,842	3	2,142	800	189	3,134

Net loss	—	—	—	(677)	—	(677)
Change in unrealized losses on available-for-sale securities, net	—	—	—	—	(54)	(54)
Reclassification adjustment for losses realized on available-for-sale securities, net	—	—	—	—	21	21
Change in unrealized losses on derivative instruments, net	—	—	—	—	(2)	(2)
Reclassification adjustment for losses realized on derivative instruments, net	—	—	—	—	1	1
Foreign currency translation adjustments	—	—	—	—	73	73

Total comprehensive loss						(638)

Issuance of common stock	6,745	—	21	—	—	21
Stock-based compensation	—	—	187	—	—	187
Tax benefit from exercise of stock options	—	—	14	—	—	14
Equity consideration granted in connection with acquisition	—	—	11	—	—	11

Balances as of March 31, 2010	329,587	3	2,375	123	228	2,729

Net loss	—	—	—	(276)	—	(276)
Change in unrealized losses on available-for-sale securities, net	—	—	—	—	(4)	(4)
Reclassification adjustment for gains realizedon available-for-sale securities, net	—	—	—	—	(28)	(28)
Change in unrealized losses on derivative instruments, net	—	—	—	—	(7)	(7)
Reclassification adjustment for losses realized on derivative instruments, net	—	—	—	—	5	5
Foreign currency translation adjustments	—	—	—	—	25	25

Total comprehensive loss						(285)

Issuance of common stock	6,081	—	4	—	—	4
Repurchase and retirement of common stock	(3,104)	—	(58)	—	—	(58)
Stock-based compensation	—	—	176	—	—	176
Tax costs from exercise of stock options	—	—	(2)	—	—	(2)

Balances as of March 31, 2011	332,564	$3	$2,495	$(153)	$219	$2,564

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In millions)	2011	2010	2009
OPERATING ACTIVITIES
Net loss	$(276)	$(677)	$(1,088)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion, net	180	192	198
Stock-based compensation	176	187	203
Other non-cash restructuring charges	1	39	25
Net losses (gains) on investments and sale of property and equipment	(25)	22	65
Acquisition-related contingent consideration	(17)	2	—
Goodwill impairment	—	—	368
Acquired in-process technology	—	—	3
Change in assets and liabilities:
Receivables, net	(122)	(66)	221
Inventories	25	123	(49)
Other assets	5	18	52
Accounts payable	114	(57)	(26)
Accrued and other liabilities	(4)	(138)	(56)
Deferred income taxes, net	24	2	222
Deferred net revenue (packaged goods and digital content)	239	505	(126)

Net cash provided by operating activities	320	152	12

INVESTING ACTIVITIES
Purchase of headquarters facilities	—	(233)	—
Capital expenditures	(59)	(72)	(115)
Proceeds from sale of marketable equity securities	132	17	—
Proceeds from maturities and sales of short-term investments	442	710	891
Purchase of short-term investments	(514)	(611)	(695)
Acquisition-related restricted cash	—	(100)	—
Acquisition of subsidiaries, net of cash acquired	(16)	(283)	(58)

Net cash provided by (used in) investing activities	(15)	(572)	23

FINANCING ACTIVITIES
Proceeds from issuance of common stock	34	39	89
Excess tax benefit from stock-based compensation	1	14	2
Repurchase and retirement of common stock	(58)	—	—

Net cash provided by (used in) financing activities	(23)	53	91

Effect of foreign exchange on cash and cash equivalents	24	19	(58)

Increase (decrease) in cash and cash equivalents	306	(348)	68
Beginning cash and cash equivalents	1,273	1,621	1,553

Ending cash and cash equivalents	$1,579	$1,273	$1,621

Supplemental cash flow information:
Cash paid (refunded) during the year for income taxes, net	$21	$(34)	$25
Non-cash investing activities:
Change in unrealized losses on avaliable-for-sale securities, net of taxes	$(4)	$(54)	$(366)
Equity consideration granted in connection with acquisition	$—	$11	$—

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We develop, market, publish and distribute game software and content that can be played by consumers on a variety of platforms, including video game consoles (such as the Sony PLAYSTATION 3, Microsoft Xbox 360 and Nintendo Wii), personal computers, mobile phones (such as the Apple iPhone and Google Android compatible phones), tablets and electronic readers (such as the Apple iPad and Amazon Kindle), the Internet, and handheld game players (such as the PlayStation Portable (“PSP”) and the Nintendo DS and 3DS). Some of our games are based on content that we license from others (e.g., FIFA, Madden NFL, Harry Potter, and Hasbro’s toy and game intellectual properties), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims, Need for Speed, and Dead Space). Our goal is to publish titles with global mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., FIFA, Madden NFL, and NCAA Football), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed, and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Harry Potter).

A summary of our significant accounting policies applied in the preparation of our Consolidated Financial Statements follows:

Consolidation

The accompanying Consolidated Financial Statements include the accounts of Electronic Arts Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in the consolidation.

Fiscal Year

Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ended March 31, 2011 and 2009 each contained 52 weeks and ended on April 2, 2011 and March 28, 2009, respectively. Our results of operations for the fiscal year ended March 31, 2010 contained 53 weeks and ended on April 3, 2010. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month-end.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. Such estimates include sales returns and allowances, provisions for doubtful accounts, accrued liabilities, service period for deferred net revenue, income taxes, losses on royalty commitments, estimates regarding the recoverability of prepaid royalties, inventories, long-lived assets, assets acquired and liabilities assumed in business combinations, certain estimates related to the measurement and recognition of costs resulting from our share-based payment awards, deferred income tax assets and associated valuation allowance as well as estimates used in our goodwill, short-term investments, and marketable equity securities impairment tests. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and future trends, can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from our estimates.

Cash, Cash Equivalents, Short-Term Investments and Marketable Equity Securities

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

Unrealized gains and losses on our short-term investments and marketable equity securities are recorded as a component of accumulated other comprehensive income in stockholders’ equity, net of tax, until either (1) the security is sold, (2) the security has matured, or (3) we determine that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. Realized gains and losses on our short-term investments and marketable equity securities are calculated based on the specific identification method and are reclassified from accumulated other comprehensive income to interest and other income, net, and gains (losses) on strategic investments, net, respectively. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold.

Our short-term investments and marketable equity securities are evaluated for impairment quarterly. We consider various factors in determining whether we should recognize an impairment charge, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, any contractual terms impacting the prepayment or settlement process, as well as if we would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery. If we conclude that an investment is other-than-temporarily impaired, we will recognize an impairment charge at that time in our Consolidated Statements of Operations.

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

We capitalize costs associated with customized internal-use software systems that have reached the application development stage and meet recoverability tests. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees, who are directly associated with the development of the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. The net book value of capitalized costs associated with internal-use software was $50 million and $37 million as of March 31, 2011 and 2010, respectively, and are being depreciated on a straight-line basis over each asset’s estimated useful life, which is generally three years.

Acquisition-Related Intangibles and Other Long-Lived Assets

We record acquisition-related intangible assets that have finite useful lives, such as developed and core technology, in connection with business combinations. We amortize the cost of acquisition-related intangible assets on a straight-line basis over the lesser of their estimated useful lives or the agreement terms, typically from two to fourteen years. We evaluate acquisition-related intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. This includes assumptions about future prospects for the business that the asset relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our Consolidated Balance Sheets to reflect its estimated fair value. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including but not limited to, significant negative industry or economic trends, significant changes in the manner of our use of the assets or the strategy of our overall business and significant under-performance relative to expected historical or projected future operating results. When we consider such assets to be impaired, the amount of impairment we recognize is measured by the amount by which the carrying amount of the asset exceeds its fair value. We recognized $14 million, $39 million and $25 million in impairment charges in fiscal years 2011, 2010 and 2009, respectively. The charges for fiscal years 2010 and 2009 are included in restructuring and other charges in our Consolidated Statements of Operations. The charges for fiscal year 2011 are included in restructuring and other charges and research and development in our Consolidated Statements of Operations.

Goodwill

We are required to perform a two-step approach for testing goodwill for impairment for each reporting unit annually, or whenever events or changes in circumstances indicate that fair value of a reporting unit is below its carrying amount. Our reporting units are determined by the components of our operating segments that constitute a business for which (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component. The first step measures for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to the individual assets and liabilities within each reporting unit. The fair value of each reporting unit is estimated using a combination of the market approach, which utilizes comparable companies’ data, and/or the income approach, which utilizes discounted cash flows.

During the fiscal years ended March 31, 2011 and 2010, we completed the first step of the annual goodwill impairment testing in the fourth quarter of each year and found no indicators of impairment of our recorded goodwill. We did not recognize an impairment charge on goodwill in fiscal years 2011 and 2010. Adverse economic conditions, including the decline in our market capitalization and our expected financial performance at the time, indicated that a potential impairment of goodwill existed during the fiscal year ended March 31, 2009. As a result, we performed goodwill impairment tests for our reporting units and determined that the fair value of our EA Mobile reporting unit fell below the carrying value of that reporting unit. As a result, we conducted the second step in the impairment testing and determined that the EA Mobile reporting unit’s goodwill was impaired. The fair value of the EA Mobile reporting unit was determined using the income approach. Substantially all of our goodwill associated with our EA Mobile reporting unit was derived from our fiscal 2006 acquisition of JAMDAT Mobile Inc. During the fiscal year ended March 31, 2009, we recognized a goodwill impairment charge of $368 million related to our EA Mobile reporting unit. See Note 17 for information regarding our segment information.

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

Revenue Recognition

We evaluate revenue recognition based on the criteria set forth in FASB ASC 985-605, Software: Revenue Recognition and Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104, Revenue Recognition. We evaluate and recognize revenue when all four of the following criteria are met:

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

Product Revenue.    Product revenue, including sales to resellers and distributors (“channel partners”), is recognized when the above criteria are met. We reduce product revenue for estimated future returns, price protection, and other offerings, which may occur with our customers and channel partners.

Shipping and Handling.    We recognize amounts billed to customers for shipping and handling as revenue. Additionally, shipping and handling costs incurred by us are included in cost of goods sold.

Online Subscription Revenue.    Online subscription revenue is derived principally from subscription revenue collected from customers for online play related to our massively multiplayer online games and Pogo-branded online games services. These customers generally pay on an annual basis or a month-to-month basis and prepaid subscription revenue is recognized ratably over the period for which the services are provided.

Software Licenses.    We license software rights to manufacturers of products in related industries (for example, makers of personal computers or computer accessories) to include certain of our products with the manufacturer’s product, or offer our products to consumers who have purchased the manufacturer’s product. We call these combined products “OEM bundles.” These OEM bundles generally require the customer to pay us an upfront nonrefundable fee, which represents the guaranteed minimum royalty amount. Revenue is generally recognized upon delivery of the product master or the first copy. Per-copy royalties on sales that exceed the minimum guarantee are recognized as earned.

Sales Returns and Allowances and Bad Debt Reserves

We estimate potential future product returns, price protection and stock-balancing programs related to product revenue. When evaluating the adequacy of sales returns and price protection allowances, we analyze historical returns, current sell-through of distributor and retailer inventory of our software products, current trends in retail and the video game industry, changes in customer demand and acceptance of our software products and other related factors. In addition, we monitor the volume of sales to our channel partners and their inventories, as substantial overstocking in the distribution channel could result in high returns or higher price protection costs in subsequent periods.

Similarly, significant judgment is required to estimate our allowance for doubtful accounts in any accounting period. We analyze customer concentrations, customer credit-worthiness, current economic trends, and historical experience when evaluating the adequacy of the allowance for doubtful accounts.

Royalties and Licenses

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

Each quarter, we evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. We evaluate long-lived royalty-based assets for impairment generally using undiscounted cash flows when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts and, therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated.

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

We are also reimbursed from our vendors for advertising costs, and such amounts are recognized as a reduction of marketing and sales expense if the advertising (1) is specific to the vendor, (2) represents an identifiable benefit to us, and (3) represents an incremental cost to us. Otherwise, vendor reimbursements are recognized as a reduction of cost of goods sold as the related revenue is recognized. Vendor reimbursements of advertising costs of $31 million, $39 million, and $31 million reduced marketing and sales expense for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. For the fiscal years ended March 31, 2011, 2010 and 2009, advertising expense, net of vendor reimbursements, totaled approximately $312 million, $326 million, and $270 million, respectively.

Software Development Costs

Research and development costs, which consist primarily of software development costs, are expensed as incurred. We are required to capitalize software development costs incurred for computer software to be sold, leased or otherwise marketed after technological feasibility of the software is established or for development costs that have alternative future uses. Under our current practice of developing new products, the technological feasibility of the underlying software is not established until substantially all product development and testing is complete, which generally includes the development of a working model. The software development costs that have been capitalized to date have been insignificant.

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

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Net foreign currency transaction gains (losses) of $12 million, $(19) million, and $(49) million for the fiscal years ended March 31, 2011, 2010 and 2009, respectively, are included in interest and other income, net, in our Consolidated Statements of Operations.

Impact of Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence and third-party evidence for determining the selling price of a deliverable for non-software arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of ASU 2009-13 to have a material impact on our Consolidated Financial Statements.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements that Include Software Elements. This guidance modifies the scope of FASB ASC subtopic 985-605, Software-Revenue Recognition, to exclude from its requirements non-software components of tangible products and software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of ASU 2009-14 to have a material impact on our Consolidated Financial Statements.

(2)  FAIR VALUE MEASUREMENTS

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability. We measure certain financial and nonfinancial assets and liabilities at fair value on a recurring and nonrecurring basis.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2011 and 2010, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of March 31, 2011	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$774	$774	$—	$—	Cash equivalents
Available-for-sale securities:
Corporate bonds	253	—	253	—	Short-term investments
Marketable equity securities	161	161	—	—	Marketable equity securities
U.S. Treasury securities	129	129	—	—	Short-term investments and cash equivalents
U.S. Agency securities	102	—	102	—	Short-term investments
Commercial paper	31	—	31	—	Short-term investments and cash equivalents
Deferred compensation plan assets(a)	12	12	—	—	Other assets

Total assets at fair value	$1,462	$1,076	$386	$—

Liabilities
Contingent consideration(b)	$51	$—	$—	$51	Accrued and other current liabilities and other liabilities

Total liabilities at fair value	$51	$—	$—	$51

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Contingent Consideration
Balance as of March 31, 2010				$65
Additions				3
Change in fair value(c)				(17)

Balance as of March 31, 2011				$51

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of March 31, 2010	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$619	$619	$—	$—	Cash equivalents
Available-for-sale securities:
Marketable equity securities	291	291	—	—	Marketable equity securities
Corporate bonds	234	—	234	—	Short-term investments and cash equivalents
U.S. agency securities	118	—	118	—	Short-term investments and cash equivalents
U.S. Treasury securities	93	93	—	—	Short-term investments and cash equivalents
Commercial paper	12	—	12	—	Short-term investments and cash equivalents
Deferred compensation plan assets(a)	12	12	—	—	Other assets
Foreign currency derivatives	2	—	2	—	Other current assets

Total assets at fair value	$1,381	$1,015	$366	$—

Liability
Contingent consideration(b)	$65	$—	$—	$65	Accrued and other current liabilities and other liabilities

Total liability at fair value	$65	$—	$—	$65

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Contingent Consideration
Balance as of March 31, 2009				$—
Additions				63
Change in fair value(c)				2

Balance as of March 31, 2010				$65

(a)	The deferred compensation plan assets consist of various mutual funds.

(b)

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with our acquisitions of Playfish Limited (“Playfish”) in fiscal year 2010 and Chillingo Limited (“Chillingo”) in fiscal year 2011 that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligations are expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligations.

(c)	The change in fair value is included in acquisition-related contingent consideration in our Consolidated Statements of Operations.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Our assets that were measured and recorded at fair value on a nonrecurring basis during the fiscal years ended March 31, 2011 and 2010, and the impairments on those assets were as follows (in millions):

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Net Carrying Value as of March 31, 2011	(Level 1)	(Level 2)	(Level 3)	Total Impairments for the Fiscal Year Ended March 31, 2011
Assets
Royalty-based asset	$10	$—	$—	$10	$13

Total impairments recorded for non-recurring measurements on assets held as of March 31, 2011					$13

	Net Carrying Value as of March 31, 2010	(Level 1)	(Level 2)	(Level 3)	Total Impairments for the Fiscal Year Ended March 31, 2010
Assets
Property and equipment, net(a)	$20	$—	$19	$4	$5
Acquisition-related intangibles	—	—	—	—	10
Abandoned rights to intellectual property	—	—	—	—	10

Total impairments for assets held as of March 31, 2010					25
Impairment on acquisition-related intangibles no longer held					1
Impairment on property and equipment no longer held					13

Total impairments recorded for non-recurring measurements					$39

(a)	Our carrying value as of March 31, 2010, does not equal our fair value measurements at the time of the impairments due to the subsequent recognition of depreciation expense.

During fiscal year 2011, we became aware of facts and circumstances that indicated that the carrying value of one of our royalty-based assets was not recoverable. This impairment is included in research and development expenses on our Consolidated Statement of Operations.

In connection with our fiscal 2010 restructuring, certain of our property and equipment, acquisition-related intangibles, and abandoned rights to intellectual property were impaired during the fiscal year ended March 31, 2010 due to events and circumstances that indicated that the carrying values of the assets were not recoverable. These impairments are included in restructuring and other charges on our Consolidated Statements of Operations.

(3)  FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

As of March 31, 2011 and 2010, our cash and cash equivalents were $1,579 million and $1,273 million, respectively. Cash equivalents were valued at their carrying amounts as they approximate fair value due to the short maturities of theses financial instruments.

Short-Term Investments

Short-term investments consisted of the following as of March 31, 2011 and 2010 (in millions):

	As of March 31, 2011				As of March 31, 2010
	Cost or Amortized	Gross Unrealized		Fair	Cost or Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate bonds	$252	$1	$—	$253	$231	$2	$—	$233
U.S. Treasury securities	124	—	—	124	83	—	—	83
U.S. agency securities	102	—	—	102	115	—	—	115
Commercial paper	18	—	—	18	1	—	—	1

Short-term investments	$496	$1	$—	$497	$430	$2	$—	$432

We evaluate our investments for impairment quarterly. Factors considered in the review of investments with an unrealized loss include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell the investments, any contractual terms impacting the prepayment or settlement process, as well as if we would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of March 31, 2011 and 2010.

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of March 31, 2011 and 2010 (in millions):

	As of March 31, 2011		As of March 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$214	$214	$165	$165
Due in 1-2 years	156	157	174	176
Due in 2-3 years	126	126	91	91

Short-term investments	$496	$497	$430	$432

Marketable Equity Securities

Our investments in marketable equity securities consist of investments in common stock of publicly traded companies and are accounted for as available-for-sale securities and are recorded at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income in stockholders’ equity, net of tax, until either the security is sold or we determine that the decline in the fair value of a security to a level below its adjusted cost basis is other-than-temporary. We evaluate these investments for impairment quarterly. If we conclude that an investment is other-than-temporarily impaired, we will recognize an impairment charge at that time in our Consolidated Statements of Operations.

Marketable equity securities consisted of the following as of March 31, 2011 and 2010 (in millions):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2011	$32	$129	$—	$161
As of March 31, 2010	$132	$159	$—	$291

In May 2007, we entered into a licensing agreement with, and made a strategic equity investment in The9 Limited, a leading online game operator in China. We purchased approximately 15 percent of the outstanding common shares (representing 15 percent of the voting rights at that time) of The9 for approximately $167 million. We began selling this investment in fiscal year 2010 and sold the remaining portion in fiscal year 2011. During the fiscal years ended March 31, 2011 and 2010, we received proceeds of $11 million and $17 million, respectively, from the sale of this investment and realized losses of $3 million and less than $1 million, respectively. The realized losses for the fiscal years ended March 31, 2011 and 2010 are included in gains (losses) on strategic investments, net, in our Consolidated Statements of Operations. We did not sell any of our marketable equity securities during the fiscal year ended March 31, 2009.

In April 2007, we expanded our commercial agreements with, and made strategic equity investments in, Neowiz Corporation and a related online gaming company, Neowiz Games. We refer to Neowiz Corporation and Neowiz Games collectively as “Neowiz.” Based in Korea, Neowiz is an online media and gaming company with which we partnered in 2006 to launch EA SPORTS FIFA Online in Korea. We purchased 15 percent of the then-outstanding common shares (representing 15 percent of the voting rights at that time) of Neowiz Corporation and 15 percent of the then-outstanding common shares (representing 15 percent of the voting rights at the time) of Neowiz Games, for approximately $83 million. As discussed below, we also purchased preferred shares of Neowiz, which were classified as other assets on our Consolidated Balance Sheet as of March 31, 2010. During the fourth quarter of fiscal year 2011, we exercised our option to convert all of the preferred shares to common shares.

In February 2005, we purchased approximately 19.9 percent of the then-outstanding ordinary shares (representing approximately 18 percent of the voting rights at the time) of Ubisoft Entertainment (“Ubisoft”) for $91 million. As of March 31, 2010, we owned approximately 15 percent of the outstanding shares of Ubisoft (representing approximately 13 percent of the voting rights). During the fiscal year ended March 31, 2011, we sold our investment in Ubisoft and received proceeds of $121 million and realized a gain of $28 million, net of costs to sell. The realized gain is included in gains (losses) on strategic investments, net, in our Consolidated Statements of Operations.

During the fiscal years 2011, 2010 and 2009, we recognized impairment charges of $2 million, $26 million, and $27 million, respectively, on our investment in The9. During fiscal year 2009, we recognized impairment charges of $30 million, on our Neowiz common shares. We did not recognize any impairment charges on our Neowiz common shares during the fiscal years ended March 31, 2011 and 2010. Due to various factors, including but not limited to, the extent and duration during which the market prices of these securities had been below adjusted cost and our intent to hold certain securities, we concluded the decline in values were other-than-temporary. In fiscal year 2009, we received a cash dividend of $5 million from The9, offsetting our $27 million impairment charge. The $2 million, $26 million, and $57 million impairments for the fiscal years ended March 31, 2011, 2010 and 2009, respectively, are included in gains (losses) on strategic investments, net, in our Consolidated Statements of Operations.

Other Investments Included in Other Assets

In April 2007, we purchased all of the then-outstanding non-voting preferred shares of Neowiz, whose common stock is publicly traded, for approximately $27 million and included it in other assets on our Consolidated Balance Sheet as of March 31, 2010. These investments were accounted for under the cost method. Under this method, the investments were recorded at cost until we determined that the fair value of the investment had fallen below its adjusted cost basis and such decline was other-than-temporary. When we conclude that an investment is other-than-temporarily impaired, we will recognize an impairment charge at that time in our Consolidated Statements of Operations. The preferred shares became convertible at our option into approximately 4 percent of the outstanding voting common shares of Neowiz in April 2008. During the fourth quarter of fiscal year 2011, we exercised this option and converted all of the preferred shares to common shares as discussed above.

We evaluated these investments for impairment quarterly and during fiscal year 2009, we recognized an impairment charge of $10 million. Due to various factors, including but not limited to, the extent and duration during which the fair value had been below cost, we concluded the decline in value was other-than-temporary. The $10 million impairment is included in gains (losses) on strategic investments, net, in our Consolidated Statements of Operations. We did not recognize any impairment charges in fiscal years 2011 and 2010 on our other investments.

(4)  DERIVATIVE FINANCIAL INSTRUMENTS

The assets or liabilities associated with our derivative instruments and hedging activities are recorded at fair value in other current assets or accrued and other current liabilities, respectively, on our Consolidated Balance Sheets. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative instrument and whether it is designated and qualifies for hedge accounting.

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

Cash Flow Hedging Activities

Our foreign currency option contracts are designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression analysis, as well as other timing and probability criteria. To qualify for hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income, net, in our Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income, net, in our Consolidated Statements of Operations. During the reporting periods, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified into interest and other income, net. As of March 31, 2011, we had foreign currency option contracts to purchase approximately $40 million in foreign currency and to sell approximately $10 million of foreign currency. All of the foreign currency option contracts outstanding as of March 31, 2011 will mature in the next 12 months. As of March 31, 2010, we had foreign currency option contracts to purchase approximately $18 million in foreign currency and to sell approximately $30 million of foreign currencies. As of March 31, 2011 and 2010, the fair value of these outstanding foreign currency option contracts was immaterial and are included in other current assets.

The effect of the gains and losses from our foreign currency option contracts in our Consolidated Statements of Operations for the fiscal years ended March 31, 2011 and 2010, was immaterial.

Balance Sheet Hedging Activities

Our foreign currency forward contracts are not designated as hedging instruments, and are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or accrued and other current liabilities on our Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income, net, in our Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses in the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income, net, in our Consolidated Statements of Operations. As of March 31, 2011, we had foreign currency forward contracts to purchase and sell approximately $187 million in foreign currencies. Of this amount, $140 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $31 million to purchase foreign currency in exchange for U.S. dollars and $16 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2010, we had foreign currency forward contracts to purchase and sell approximately $431 million in foreign currencies. Of this amount, $293 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $127 million to purchase foreign currencies in exchange for U.S. dollars and $11 million to sell foreign currencies in exchange for British pounds sterling. The fair value of our foreign currency forward contracts was immaterial as of March 31, 2011 and 2010.

The effect of foreign currency forward contracts in our Consolidated Statements of Operations for the fiscal years ended March 31, 2011 and 2010, was as follows (in millions):

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Year Ended March 31,
		2011	2010
Foreign currency forward contracts not designated as hedging instruments	Interest and other income, net	$(12)	$10

(5)  BUSINESS COMBINATIONS

Fiscal Year 2011 Acquisition

In October 2010, we acquired all of the outstanding shares of Chillingo Limited in cash. Chillingo publishes games and software for various mobile platforms. In addition, we may be required to pay additional variable cash that is contingent upon the achievement of certain performance milestones through March 31, 2014. This acquisition did not have a significant impact on our Consolidated Financial Statements.

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

In addition, we may be required to pay additional variable cash consideration that is contingent upon the achievement of certain performance milestones through December 31, 2011 and is limited to a maximum of $100 million based on tiered revenue targets. The estimated fair value of the contingent consideration arrangement at the acquisition date was $63 million. We estimated the fair value of the contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation.

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

(6)  GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET

The changes in the carrying amount of goodwill are as follows (in millions):

	Label Segment	Other Segments	Total
As of March 31, 2010
Goodwill	$672	$789	$1,461
Accumulated impairment	—	(368)	(368)

	672	421	1,093

Goodwill acquired	—	13	13
Reallocation	16	(16)	—
Effects of foreign currency translation	3	1	4

As of March 31, 2011
Goodwill	691	787	1,478
Accumulated impairment	—	(368)	(368)

	$691	$419	$1,110

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

During the fiscal years ended March 31, 2011 and 2010, we completed the first step of the annual goodwill impairment testing in the fourth quarter of each year and found no indicators of impairment of our recorded goodwill. We did not recognize an impairment charge on goodwill in fiscal years 2011 and 2010. Adverse economic conditions, including the decline in our market capitalization and our expected financial performance, indicated that a potential impairment of goodwill existed during the fiscal year ended March 31, 2009. As a result, we performed goodwill impairment tests for our reporting units and determined that the fair value of our EA Mobile reporting unit fell below the carrying value of that reporting unit. As a result, we conducted the second step in the impairment testing and determined that the EA Mobile reporting unit’s goodwill was impaired. The fair value of the EA Mobile reporting unit was determined using the income approach. Substantially all of our goodwill associated with our EA Mobile reporting unit was derived from our fiscal 2006 acquisition of JAMDAT Mobile Inc. During the fiscal year ended March 31, 2009, we recognized a goodwill impairment charge of $368 million related to our EA Mobile reporting unit. See Note 17 for information regarding our segment information.

Acquisition-related intangible assets, net of accumulated amortization, as of March 31, 2011 and 2010, were $144 million and $204 million, respectively, and include costs for obtaining (1) developed and core technology, (2) trade names and trademarks, (3) carrier contracts and related, and (4) registered user base and other intangibles. Amortization of intangibles for fiscal years 2011, 2010 and 2009 was $69 million (of which $12 million was recognized in cost of goods sold), $63 million (of which $10 million was recognized in cost of goods sold) and $72 million (of which $14 million was recognized in cost of goods sold), respectively. Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to fourteen years. As of March 31, 2011 and 2010, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 5.1 years for each period.

Acquisition-related intangibles, consisted of the following (in millions):

	As of March 31, 2011			As of March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$259	$(180)	$79	$258	$(155)	$103
Trade names and trademarks	90	(70)	20	89	(57)	32
Registered user base and other intangibles	86	(64)	22	79	(39)	40
Carrier contracts and related	85	(62)	23	85	(56)	29

Total	$520	$(376)	$144	$511	$(307)	$204

As of March 31, 2011, future amortization of finite-lived intangibles that will be recorded in cost of goods sold and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2012	$51
2013	28
2014	19
2015	15
2016	6
Thereafter	25

Total	$144

(7)  RESTRUCTURING AND OTHER CHARGES

Restructuring and other restructuring plan-related information as of March 31, 2011 was as follows (in millions):

	Fiscal 2011 Restructuring		Fiscal 2010 Restructuring			Fiscal 2009 Restructuring			Other Restructurings and Reorganization			Total
	Work- force	Other	Work- force	Facilities- related	Other	Work- force	Facilities- related	Other	Work- force	Facilities- related	Other
Balances as of March 31, 2008	$—	$—	$—	$—	$—	$—	$—	$—	$1	$9	$4	$14
Charges to operations	—	—	—	—	—	32	7	2	4	23	12	80
Charges settled in cash	—	—	—	—	—	(24)	(1)	—	(5)	(3)	(13)	(46)
Charges settled in non-cash	—	—	—	—	—	—	(1)	(2)	—	(22)	—	(25)

Balances as of March 31, 2009	—	—	—	—	—	8	5	—	—	7	3	23
Charges to operations	—	—	62	22	32	1	13	—	—	3	7	140
Charges settled in cash	—	—	(29)	(2)	(1)	(9)	(11)	—	—	—	(10)	(62)
Charges settled in non-cash	—	—	(25)	(9)	(24)	—	(4)	—	—	(3)	—	(65)
Accrual reclassification	—	—	—	—	—	—	—	—	—	(7)	—	(7)

Balances as of March 31, 2010	—	—	8	11	7	—	3	—	—	—	—	29
Charges to operations	13	135	—	—	13	—	—	—	—	—	—	161
Charges settled in cash	(8)	(32)	(8)	(6)	(15)	—	(1)	—	—	—	—	(70)
Charges settled in non-cash	(2)	(2)	—	1	—	—	—	—	—	—	—	(3)

Balances as of March 31, 2011	$3	$101	$—	$6	$5	$—	$2	$—	$—	$—	$—	$117

Fiscal 2011 Restructuring

In fiscal year 2011, we announced a plan focused on the restructuring of certain licensing and developer agreements in an effort to improve the long-term profitability of our packaged goods business. Under this plan, we amended certain licensing and developer agreements. To a much lesser extent, as part of this restructuring we had workforce reductions and facilities closures through March 31, 2011. Substantially all of these exit activities were completed by March 31, 2011.

As part of our fiscal 2011 restructuring plan, we amended certain license agreements to terminate certain rights we previously had to use the licensors’ intellectual property. However, under these agreements we continue to be obligated to pay the contractual minimum royalty-based commitments set forth in the original agreements. Accordingly, we recognized losses and impairments of $102 million representing (1) the net present value of the estimated payments related to terminating these rights and (2) writing down assets associated with these agreements to their approximate fair value. In addition, for one agreement, the actual amount of the loss is variable and subject to periodic adjustments as it is dependent upon the actual revenue we generate from the games. Because the loss for one agreement will be paid in installments through June 2016, our accrued loss was computed using the effective interest method. We currently estimate recognizing in future periods through June 2016, approximately $21 million for the accretion of interest expense related to this obligation. This interest expense will be included in restructuring and other charges in our Consolidated Statement of Operations.

In addition, for the development of certain games, we previously entered into publishing agreements with independent software developers. Under these agreements, we were obligated to pay the independent software developers a predetermined amount (a “Minimum Guarantee”) upon delivery of a completed product. The independent software developers were thinly capitalized and they financed the development of products through bank borrowings. During fiscal year 2011, in order to more directly influence the development, product quality and product completion, we amended these agreements whereby we agreed to advance a portion of the Minimum Guarantee prior to completion of the product which were used by the independent software developers to repay their bank loans. In addition, we are now committed to advance the remaining portion of the Minimum Guarantee during the remaining development period. As a result, we have now assumed development risk of the products.

Because the independent software developers are thinly capitalized, our sole ability to recover the Minimum Guarantee is effectively through publishing the software product in development. We also have exclusive rights to exploit the software product once completed. Therefore, we concluded that the substance of the arrangement is the purchase of research and development that has no alternative future use and was expensed upon acquisition. Accordingly, we recognized a $31 million charge in our Consolidated Statement of Operations during the fiscal year ended March 31, 2011. In addition, we will recognize the remaining portion of the Minimum Guarantee to be advanced during the development period as research and development expense as the services are incurred.

Since the inception of the fiscal 2011 restructuring plan through March 31, 2011, we have incurred charges of $148 million, consisting of (1) $104 million related to the amendment of certain licensing agreements and other intangible asset impairment costs, (2) $31 million related to the amendment of certain developer agreements, and (3) $13 million in employee-related expenses. The $104 million restructuring accrual as of March 31, 2011 related to the fiscal 2011 restructuring is expected to be settled by June 2016. In fiscal year 2012, we anticipate incurring less than $10 million of restructuring and other charges related to the fiscal 2011 restructuring (primarily interest expense accretion).

Overall, including $148 million in charges incurred through March 31, 2011, we expect to incur total cash and non-cash charges between $170 million and $180 million by June 2016. These charges will consist primarily of (1) charges, including accretion of interest expense, related to the amendment of certain licensing and developer agreements and other intangible asset impairment costs (approximately $160 million) and (2) employee-related costs (approximately $15 million).

Fiscal 2010 Restructuring

In fiscal year 2010, we announced a restructuring plan to narrow our product portfolio to provide greater focus on titles with higher margin opportunities. Under this plan, we reduced our workforce by approximately 1,100 employees and have (1) consolidated or closed various facilities, (2) eliminated certain titles, and (3) incurred IT and other costs to assist in reorganizing certain activities. The majority of these exit activities were completed by March 31, 2010.

Since the inception of the fiscal 2010 restructuring plan through March 31, 2011, we have incurred charges of $129 million, consisting of (1) $62 million in employee-related expenses, (2) $45 million related to intangible asset impairment costs, abandoned rights to intellectual property, and other costs to assist in the reorganization of our business support functions, and (3) $22 million related to the closure of certain of our facilities. The $11 million restructuring accrual as of March 31, 2011 related to the fiscal 2010 restructuring is expected to be settled by September 2013. In fiscal year 2012, we anticipate incurring less than $10 million of restructuring charges related to the fiscal 2010 restructuring.

Overall, including charges incurred through March 31, 2011, we expect to incur total cash and non-cash charges of approximately $135 million by March 31, 2012. These charges consist primarily of (1) employee-related costs ($62 million), (2) intangible asset impairment costs, abandoned rights to intellectual property costs, and other costs to assist in the reorganization of our business support functions (approximately $50 million), (3) facilities exit costs ($22 million).

Fiscal 2009 Restructuring

In fiscal year 2009, we announced a cost reduction plan as a result of our performance combined with the economic environment. This plan included a narrowing of our product portfolio, a reduction in our worldwide workforce of approximately 11 percent, or 1,100 employees, the closure of 10 facilities, and reductions in other variable costs and capital expenditures.

Since the inception of the fiscal 2009 restructuring plan through March 31, 2011, we have incurred charges of $55 million, consisting of (1) $33 million in employee-related expenses, (2) $20 million related to the closure of certain of our facilities, and (3) $2 million related to asset impairments. We do not expect to incur any additional restructuring charges under this plan. The restructuring accrual of $2 million as of March 31, 2011 related to the fiscal 2009 restructuring is expected to be settled by September 2016.

Other Restructurings and Reorganization

We also engaged in various other restructurings and a reorganization based on management decisions made prior to April 1, 2008. From April 1, 2008 through March 31, 2011, $31 million in cash has been paid out under these restructuring plans. $7 million of the accrual as of March 31, 2009 was reclassified during the three months ended June 30, 2009, from accrued and other current liabilities to other liabilities on our Consolidated Balance Sheet. We do not expect to incur any additional charges under these plans.

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

Our contracts with some licensors include minimum guaranteed royalty payments, which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Royalty liabilities are classified as current liabilities to the extent such royalty payments are contractually due within the next 12 months.

Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. We evaluate long-lived royalty-based assets for impairment generally using undiscounted cash flows when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts and, therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated. During fiscal year 2011, we recognized losses of $85 million, inclusive of $75 million related to the fiscal 2011 restructuring, on previously unrecognized minimum royalty-based commitments. In addition, we recognized impairment charges of $40 million, inclusive of $27 million related to the fiscal 2011 restructuring, on royalty-based assets. During fiscal year 2010, we recognized impairment charges of $10 million, inclusive of $9 million related to the fiscal 2010 restructuring, on royalty-based assets. During fiscal year 2009, we recognized losses of $43 million on previously unrecognized minimum royalty-based commitments. The losses in fiscal year 2009 primarily related to an amendment of a licensor agreement in which we terminated certain rights we previously had to use the licensor’s intellectual property. The losses and impairment charges related to restructuring and other restructuring plan-related activities are presented in Note 7 of the Notes to Consolidated Financial Statements.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of March 31,
	2011	2010
Other current assets	$89	$66
Other assets	22	36

Royalty-related assets	$111	$102

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

	As of March 31,
	2011	2010
Accrued and other current liabilities	$136	$144
Other liabilities	61	—

Royalty-related liabilities	$197	$144

As of March 31, 2011, $101 million of restructuring accruals related to the fiscal 2011 restructuring plan is included in royalty-related liabilities in the table above. See Note 7 for details of restructuring and other restructuring plan-related activities and Note 9 for the details of our accrued and other current liabilities.

In addition, as of March 31, 2011, we were committed to pay approximately $1,217 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Consolidated Financial Statements.

(9)  BALANCE SHEET DETAILS

Inventories

Inventories as of March 31, 2011 and 2010 consisted of (in millions):

	As of March 31,
	2011	2010
Raw materials and work in process	$8	$10
Finished goods	69	90

Inventories	$77	$100

Property and Equipment, Net

Property and equipment, net, as of March 31, 2011 and 2010 consisted of (in millions):

	As of March 31,
	2011	2010
Computer equipment and software	$504	$480
Buildings	355	347
Leasehold improvements	105	99
Office equipment, furniture and fixtures	67	71
Land	66	65
Warehouse equipment and other	10	10
Construction in progress	20	13

	1,127	1,085
Less accumulated depreciation	(614)	(548)

Property and equipment, net	$513	$537

Depreciation expense associated with property and equipment was $104 million, $123 million and $117 million for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

On July 13, 2009, we purchased our Redwood Shores headquarters facilities comprised of approximately 660,000 square feet concurrent with the expiration and extinguishment of the lessor’s financing agreements. These facilities were subject to lease obligations, which expired in July 2009, and had previously been accounted for as operating leases. The total amount paid under the terms of the leases was $247 million, of which $233 million related to the purchase price of the facilities and $14 million was for the loss on our lease obligation. This $14 million loss is included in general and administrative expense in our Consolidated Statements of Operations for the fiscal year ended March 31, 2010. Subsequent to our purchase, we classified the facilities on our Consolidated Balance Sheet as property and equipment, net, and depreciate the facilities acquired, excluding land, on a straight-line basis over the estimated useful lives.

Acquisition-Related Restricted Cash Included in Other Current Assets and Other Assets

In connection with our acquisition of Playfish in fiscal year 2010, we deposited $100 million into an escrow account to pay the former shareholders of Playfish in the event certain performance milestones through December 31, 2011 are achieved. Through fiscal year 2011, no distributions were made from the restricted cash amount. As this deposit is restricted in nature, it is excluded from cash and cash equivalents. As of March 31, 2011 and 2010, the estimated short-term portion of $100 million and $39 million, respectively, is included in other current assets on our Consolidated Balance Sheets. As of March 31, 2010, the estimated long-term portion of $61 million is included in other assets. There is no estimated long-term portion as of March 31, 2011.

Accrued and Other Current Liabilities

Accrued and other current liabilities as of March 31, 2011 and 2010 consisted of (in millions):

	As of March 31,
	2011	2010
Other accrued expenses	$359	$293
Accrued compensation and benefits	232	177
Accrued royalties	96	144
Deferred net revenue (other)	81	103

Accrued and other current liabilities	$768	$717

Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements and other revenue for which revenue recognition criteria has not been met.

Deferred Net Revenue (Packaged Goods and Digital Content)

Deferred net revenue (packaged goods and digital content) was $1,005 million and $766 million as of March 31, 2011 and 2010, respectively. Deferred net revenue (packaged goods and digital content) includes the unrecognized revenue from (1) bundled sales of certain online-enabled packaged goods and digital content for which either we do not have vendor-specific objective evidence of fair value (“VSOE”) for the online service that we provide in connection with the sale of the software or we have an obligation to provide future incremental unspecified digital content, (2) certain packaged goods sales of massively-multiplayer online role-playing games, and (3) sales of certain incremental content associated with our core subscription services that can only be played online, which are types of “micro-transactions.” We recognize revenue from sales of online-enabled packaged goods and digital content for which (1) we do not have VSOE for the online service that we provided in connection with the sale and (2) we have an obligation to deliver incremental unspecified digital content in the future without an additional fee on a straight-line basis generally over an estimated six-month period beginning in the month after shipment. However, we expense the cost of goods sold related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

(10) INCOME TAXES

The components of our loss before provision for (benefit from) income taxes for the fiscal years ended March 31, 2011, 2010 and 2009 are as follows (in millions):

	Year Ended March 31,
	2011	2010	2009
Domestic	$(189)	$(501)	$(670)
Foreign	(90)	(205)	(185)

Loss before provision for (benefit from) income taxes	$(279)	$(706)	$(855)

Provision for (benefit from) income taxes for the fiscal years ended March 31, 2011, 2010 and 2009 consisted of (in millions):

	Current	Deferred	Total
Year Ended March 31, 2011
Federal	$(23)	$2	$(21)
State	(6)	3	(3)
Foreign	23	(2)	21

	$(6)	$3	$(3)

Year Ended March 31, 2010
Federal	$(8)	$(57)	$(65)
State	2	(4)	(2)
Foreign	27	11	38

	$21	$(50)	$(29)

Year Ended March 31, 2009
Federal	$(15)	$161	$146
State	(2)	76	74
Foreign	26	(13)	13

	$9	$224	$233

The differences between the statutory tax benefit rate and our effective tax expense (benefit) rate, expressed as a percentage of loss before provision for (benefit from) income taxes, for the fiscal years ended March 31, 2011, 2010 and 2009 were as follows:

	0000000	0000000	0000000
	Year Ended March 31,
	2011	2010	2009
Statutory federal benefit rate	(35.0%)	(35.0%)	(35.0%)
State taxes, net of federal benefit	(5.8%)	(3.4%)	(2.1%)
Differences between statutory rate and foreign effective tax rate	12.3%	4.2%	2.6%
Valuation allowance	23.7%	17.2%	42.8%
Research and development credits	(2.4%)	(1.1%)	(1.6%)
Non-deductible acquisition-related costs and tax expense from integration restructurings	—	8.2%	—
Non-deductible goodwill impairment	—	—	13.6%
Differences between book and tax gain or loss on strategic investments	(8.6%)	—	2.6%
Loss on facility impairment	—	—	0.6%
Non-deductible stock-based compensation	12.1%	5.0%	3.7%
Other	2.6%	0.8%	—

Effective tax expense (benefit) rate	(1.1%)	(4.1%)	27.2%

Undistributed earnings of our foreign subsidiaries amounted to approximately $1,318 million as of March 31, 2011. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The components of net deferred tax assets, as of March 31, 2011 and 2010 consisted of (in millions):

	00000000	00000000
	As of March 31,
	2011	2010
Deferred tax assets:
Accruals, reserves and other expenses	$178	$141
Tax credit carryforwards	181	188
Stock-based compensation	66	81
Amortization	12	16
Net operating loss & capital loss carryforwards	234	233

Total	671	659
Valuation allowance	(515)	(466)

Deferred tax assets, net of valuation allowance	156	193

Deferred tax liabilities:
Depreciation	(7)	(19)
State effect on federal taxes	(56)	(50)
Unrealized gain on marketable equity securities	(3)	(19)
Prepaids and other liabilities	(27)	(13)

Total	(93)	(101)

Deferred tax assets, net of valuation allowance and deferred tax liabilities	$63	$92

The valuation allowance increased by $49 million in fiscal year 2011, primarily due to the increase in deferred tax assets for U.S. tax losses and tax credits that are not currently considered to be more likely than not to be realized.

As of March 31, 2011, we have federal net operating loss (“NOL”) carry forwards of approximately $518 million of which approximately $150 million is attributable to various acquired companies. These acquired net operating loss carry forwards are subject to an annual limitation under Internal Revenue Code Section 382. The federal NOL, if not fully realized, will begin to expire 2028. Furthermore, we have state net loss carry forwards of approximately $735 million of which approximately $118 million is attributable to various acquired companies. The state NOL, if not fully realized, will begin to expire 2016. We also have U.S. federal, California and Canada tax credit carry forwards of $83 million, $95 million and $35 million, respectively. The U.S. federal tax credit carry forwards will begin to expire in 2016. The California and Canada tax credit carry forwards can be carried forward indefinitely.

The total unrecognized tax benefits as of March 31, 2011 and 2010 were $273 million and $278 million, respectively. Of these amounts, $37 million and $35 million of liabilities would be offset by prior cash deposits to tax authorities for issues pending resolution as of March 31, 2011 and 2010, respectively. A reconciliation of the beginning and ending balance of unrecognized tax benefits is summarized as follows (in millions):

Balance as of March 31, 2009	$278
Increases in unrecognized tax benefits related to prior year tax positions	10
Decreases in unrecognized tax benefits related to prior year tax positions	(8)
Increases in unrecognized tax benefits related to current year tax positions	69
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(45)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(31)
Changes in unrecognized tax benefits due to foreign currency translation	5

Balance as of March 31, 2010	278

Increases in unrecognized tax benefits related to prior year tax positions	9
Decreases in unrecognized tax benefits related to prior year tax positions	(41)
Increases in unrecognized tax benefits related to current year tax positions	46
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(14)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(12)
Changes in unrecognized tax benefits due to foreign currency translation	7

Balance as of March 31, 2011	$273

During the fiscal year ended March 31, 2011 we reached a final settlement with the Internal Revenue Service (“IRS”) for the fiscal years 2000 through 2005. As a result, we recorded approximately $22 million of previously unrecognized tax benefits and reduced our accrual for interest by approximately $10 million.

During the fiscal year ended March 31, 2010, we reached a final settlement with the IRS for the fiscal years 1997 through 1999. As a result, we recognized a tax benefit of approximately $6 million due to a reduction in our accrual for interest and penalties. We also recognized approximately $21 million of previously unrecognized tax benefits and reduced our accrual for interest and penalties by approximately $12 million due to the expiration of statutes of limitation in the United Kingdom.

A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of March 31, 2011, approximately $137 million of the unrecognized tax benefits would affect our effective tax rate and approximately $123 million would result in corresponding adjustments to the deferred tax valuation allowance. As of March 31, 2010, approximately $130 million of the unrecognized tax benefits would affect our effective tax rate and approximately $132 million would result in adjustments to deferred tax valuation allowance.

Interest and penalties related to estimated obligations for tax positions taken in our tax returns are recognized in income tax expense in our Consolidated Statements of Operations. The combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current other liabilities was approximately $24 million as of March 31, 2011, as compared to $39 million as of March 31, 2010. Accrued interest expense related to estimated obligations for unrecognized tax benefits decreased by approximately $15 million during fiscal year 2011. There is no material change in accrued penalties during fiscal year 2011.

We file income tax returns in the United States, including various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions, including Canada, France, Germany, Switzerland and the United Kingdom. The IRS has completed its examination of our federal income tax returns through fiscal year 2005, and is currently examining our fiscal years 2006, 2007 and 2008 tax returns. We are also currently under income tax examination in Canada for fiscal years 2004 and 2005, and in France for fiscal years 2006 through 2008. We remain subject to income tax examination for several other jurisdictions including Canada for fiscal years after 2001, in France for fiscal years after 2008, in Germany for fiscal years after 2007, in the United Kingdom for fiscal years after 2009, and in Switzerland for fiscal years after 2007.

On January 18, 2011, we received a Corporation Notice of Reassessment (the “Notice”) from the Canada Revenue Agency (“CRA”) claiming that we owe additional taxes, plus interest and penalties, for the 2004 and 2005 tax years. The incremental tax liability asserted by the CRA is $44 million, excluding interest and penalties. The Notice primarily relates to transfer pricing in connection with the reimbursement of costs for services rendered to our U.S. parent company by one of our subsidiaries in Canada. We do not agree with the CRA’s position and we have filed a Notice of Objection with the appeals department of the CRA. We do not believe the CRA’s position has merit and accordingly, we have not adjusted our liability for uncertain tax positions as a result of the Notice. If, upon resolution, we are required to pay an amount in excess of our liability for uncertain tax positions for this matter, the incremental amounts due would result in additional charges to income tax expense. In determining such charges, we would consider whether any correlative relief should be included in the form of additional tax deductions in the U.S should we decide to seek such relief.

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $60 million of unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect the Company’s income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

(11)  COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of March 31, 2011, we leased certain of our current facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities. See Note 9 regarding the purchase of our Redwood Shores headquarters facilities on July 13, 2009.

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

The following table summarizes our unrecognized minimum contractual obligations as of March 31, 2011 (in millions):

	Contractual Obligations				Total
Fiscal Year Ending March 31,	Leases(a)	Developer/ Licensor Commitments	Marketing	Other Purchase Obligations
2012	$44	$331	$90	$8	$473
2013	36	199	37	3	275
2014	26	124	66	3	219
2015	21	114	32	2	169
2016	15	83	33	—	131
Thereafter	9	366	95	—	470

Total	$151	$1,217	$353	$16	$1,737

(a)

Lease commitments have not been reduced by minimum sub-lease rentals for unutilized office space resulting from our reorganization activities of approximately $12 million due in the future under non-cancelable sub-leases.

The amounts represented in the table above reflect our unrecognized minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due; however, certain payment obligations may be accelerated depending on the performance of our operating results.

In addition to what is included in the table above as of March 31, 2011, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $238 million, of which approximately $37 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

In addition to what is included in the table above as of March 31, 2011, in connection with our acquisitions, we may be required to pay an additional $110 million of cash consideration through March 31, 2014, that is contingent upon the achievement of certain performance milestones. As of March 31, 2011, we have accrued $51 million of contingent consideration on our Consolidated Balance Sheet.

Total rent expense for all operating leases was $96 million, $91 million and $98 million, for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

Legal Proceedings

We are subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our Consolidated Financial Statements.

(12)  PREFERRED STOCK

As of March 31, 2011 and 2010, we had 10,000,000 shares of preferred stock authorized but unissued. The rights, preferences, and restrictions of the preferred stock may be designated by our Board of Directors without further action by our stockholders.

(13)  STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

Valuation Assumptions

We are required to estimate the fair value of share-based payment awards on the date of grant. We recognize compensation costs for stock-based payment awards to employees based on the grant-date fair value using a straight-line approach over the service period for which such awards are expected to vest. The fair value of restricted stock units and restricted stock is determined based on the quoted market price of our common stock on the date of grant. The fair value of stock options and stock purchase rights granted pursuant to our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”), respectively, is determined using the Black-Scholes valuation model. The fair value of our stock options is based on the multiple-award valuation method. The determination of the fair value of stock options and ESPP is affected by our stock price, as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the expected term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. The key assumptions for the Black-Scholes valuation calculation are:

•	Risk-free interest rate. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option.

•

Expected volatility. For our expected volatility assumption we use a combination of historical stock price volatility and implied volatility based on the price of options publicly traded on our common stock.

•

Expected term. The expected term represents the weighted-average period the stock options are expected to remain outstanding. The expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

•	Expected dividends.

The estimated assumptions used in the Black-Scholes valuation model to value our stock option grants and ESPP were as follows:

	Stock Option Grants			ESPP
	Year Ended March 31,			Year Ended March 31,
	2011	2010	2009	2011	2010	2009
Risk-free interest rate	0.3 - 2.6%	1.4 - 3.1%	1.0 - 3.8%	0.2 - 0.3%	0.2 - 0.4%	0.5 - 2.1%
Expected volatility	39 - 45%	40 - 48%	32 - 53%	34 - 38%	35 - 57%	35 - 75%
Weighted-average volatility	42%	45%	42%	36%	39%	66%
Expected term	4.2 years	4.2 years	4.3 years	6-12 months	6-12 months	6-12 months
Expected dividends	None	None	None	None	None	None

Stock-Based Compensation Expense

Employee stock-based compensation expense recognized during the fiscal years ended March 31, 2011, 2010 and 2009 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and the ESPP included in our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2011	2010	2009
Cost of goods sold	$2	$2	$2
Marketing and sales	21	16	20
General and administrative	40	33	47
Research and development	111	110	134
Restructuring and other charges	2	26	—

Stock-based compensation expense	$176	$187	$203

During the fiscal years ended March 31, 2011, 2010 and 2009, we did not recognize any provision for or benefit from income taxes related to our stock-based compensation expense.

As of March 31, 2011, our total unrecognized compensation cost related to stock options was $36 million and is expected to be recognized over a weighted-average service period of 1.5 years. As of March 31, 2011, our total unrecognized compensation cost related to restricted stock, restricted stock units and notes payable in shares of common stock (collectively referred to as “restricted stock rights”) was $255 million and is expected to be recognized over a weighted-average service period of 1.9 years. Of the $255 million of unrecognized compensation cost noted above, $24 million relates to performance-based restricted stock units for which we ceased recognizing stock-based compensation expense during fiscal year 2010 because we determined that the performance attainment was neither probable nor improbable of achievement.

For the fiscal year ended March 31, 2011, we recognized $2 million of tax costs from the exercise of stock options, net of $3 million of deferred tax write-offs; of this amount $1 million of excess tax benefit related to stock-based compensation was reported in the financing activities on our Consolidated Statements of Cash Flows. For the fiscal year ended March 31, 2010, we recognized $14 million of tax benefits from the exercise of stock options for which we did not have any deferred tax asset write-offs; all of which represented excess tax benefits related to stock-based compensation and was reported in financing activities. For the fiscal year ended March 31, 2009, we recognized $2 million of tax benefits from the exercise of stock options for which we did not have any deferred tax asset write-offs; all of which represented excess tax benefits related to stock-based compensation and was reported in financing activities.

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

We also have options and restricted stock units outstanding that were granted under the VG Holding Corp. 2005 Stock Incentive Plan (the “VGH 2005 Plan”), which we assumed in connection with our acquisition of VGH.

In connection with our acquisition of VGH, we also established the 2007 Electronic Arts VGH Acquisition Inducement Award Plan (the “VGH Inducement Plan”), which allowed us to grant restricted stock units to service providers, who were employees of VGH or a subsidiary of VGH immediately prior to the consummation of the acquisition and who became employees of EA following the acquisition. The restricted stock units granted under the VGH Inducement Plan vest pursuant to either (1) time-based vesting schedules over a period of up to four years or (2) the achievement of pre-determined performance-based milestones, and in all cases are subject to earlier vesting in the event we terminate a recipient’s employment without “cause” or the recipient terminates employment for “good reason.” We do not intend to grant any further awards under the VGH Inducement Plan.

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

Options granted under the Equity Plan generally expire ten years from the date of grant and are generally exercisable as to 24 percent of the shares after 12 months, and then ratably over the following 38 months. The material terms of options granted under the VGH 2005 Plan are similar to our Equity Plan.

Stock Options

The following table summarizes our stock option activity for the fiscal year ended March 31, 2011:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2010	16,131	$30.28
Granted	174	17.23
Exercised	(341)	16.14
Forfeited, cancelled or expired	(3,065)	26.45

Outstanding as of March 31, 2011	12,899	31.39

Vested and expected to vest	12,670	$31.54	5.2	$9

Exercisable	9,481	$34.52	4.3	$4

As of March 31, 2011, the weighted-average contractual term for our stock options outstanding was 5.3 years and the aggregate intrinsic value of our stock options outstanding was $9 million. The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of March 31, 2011, which would have been received by the option holders had all the option holders exercised their options as of that date. The weighted-average grant date fair values of stock options granted during fiscal years 2011, 2010 and 2009 were $6.03, $7.81 and $10.28, respectively. The total intrinsic values of stock options exercised during fiscal years 2011, 2010 and 2009 were $1 million, $3 million and $46 million, respectively. The total estimated fair values (determined as of the grant date) of stock options vested during fiscal years 2011, 2010 and 2009 were $24 million, $26 million and $83 million, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.

A total of 16.9 million options, or 11.8 million restricted stock units, were available for grant under our Equity Plan as of March 31, 2011.

The following table summarizes outstanding and exercisable stock options as of March 31, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares (in thousands)	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Prices	Potential Dilution	Number of Shares (in thousands)	Weighted- Average Exercise Prices	Potential Dilution
$0.65 - $19.99	3,477	7.57	$17.06	1.0%	1,618	$16.95	0.5%
20.00 - 39.99	5,479	4.21	24.45	1.7%	4,353	25.31	1.3%
40.00 - 59.99	3,206	5.07	51.15	1.0%	2,773	51.23	0.8%
60.00 - 65.93	737	2.97	64.68	0.2%	737	64.68	0.2%

$0.65 - $65.93	12,899	5.26	31.39	3.9%	9,481	34.52	2.8%

Potential dilution is computed by dividing the options in the related range of exercise prices by 333 million shares of common stock, which were issued and outstanding as of March 31, 2011.

At our Annual Meeting of Stockholders, held on August 5, 2010, our stockholders approved amendments to the Equity Plan to (1) increase the number of shares authorized for issuance under the Equity Plan by 5.3 million shares and (2) remove the provision that provides for automatic grants to our non-employee directors upon appointment to the Board of Directors and annually upon re-election.

Restricted Stock Rights

We grant restricted stock rights under our Equity Plan to employees worldwide (except in certain countries where doing so is not feasible due to local legal requirements). Restricted stock units entitle holders to receive shares of common stock at the end of a specified period of time. Upon vesting, the equivalent number of common shares is typically issued net of required tax withholdings, if any. Restricted stock is issued and outstanding upon grant; however, restricted stock award holders are restricted from selling the shares until they vest. Upon granting or vesting of restricted stock, as the case may be, we will typically withhold shares to satisfy tax withholding requirements. Restricted stock rights are subject to forfeiture and transfer restrictions. Vesting for restricted stock rights is based on the holders’ continued employment with us. If the vesting conditions are not met, unvested restricted stock rights will be forfeited. Generally, our restricted stock rights vest according to one of the following vesting schedules:

•	Three-year vesting with 33.33 percent cliff vesting at the end of each of the first and second years, and 33.34 percent cliff vesting at the end of the third year;

•	Four-year vesting with 25 percent cliff vesting at the end of each year;

•	Three-year vesting with 25 percent cliff vesting at the end of each of the first and second years, and 50 percent cliff vesting at the end of the third year;

•	26 month vesting with 50 percent cliff vesting at the end of 13 months and 50 percent cliff vesting at the end of 26 months; or

•	100 percent after one year.

Each restricted stock right granted reduces the number of shares available for grant by 1.43 shares under our Equity Plan. The following table summarizes our restricted stock rights activity, excluding performance-based restricted stock unit activity which is discussed below, for the fiscal year ended March 31, 2011:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Balance as of March 31, 2010	14,300	$24.45
Granted	8,090	17.38
Vested	(6,520)	21.81
Forfeited or cancelled	(1,899)	21.32

Balance as of March 31, 2011	13,971	22.01

The weighted-average grant date fair value of restricted stock rights is based on the quoted market price of our common stock on the date of grant. The weighted-average grant date fair values of restricted stock rights granted during fiscal years 2011, 2010 and 2009 were $17.38, $18.10 and $32.42, respectively. The total grant date fair values of restricted stock rights that vested during fiscal years 2011, 2010 and 2009 were $142 million, $129 million and $90 million, respectively.

Performance-Based Restricted Stock Units

Our performance-based restricted stock units vest contingent upon the achievement of pre-determined performance-based milestones. If these performance-based milestones are not met, the restricted stock units will not vest, in which case, any compensation expense we have recognized to date will be reversed.

The following table summarizes our performance-based restricted stock unit activity for the fiscal year ended March 31, 2011:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Balance as of March 31, 2010	2,326	$49.04
Granted	120	15.39
Forfeited or cancelled	(453)	49.11

Balance as of March 31, 2011	1,993	47.00

The weighted-average grant date fair value of performance-based restricted stock units is based on the quoted market price of our common stock on the date of grant. The weighted-average grant date fair values of performance-based restricted stock units granted during fiscal years 2011, 2010 and 2009 were $15.39, $20.93 and $46.05, respectively. The total grant date fair values of performance-based restricted stock units that vested during fiscal years 2010 and 2009 were $5 million and $3 million, respectively. No performance-based restricted stock units vested during fiscal year 2011.

ESPP

Pursuant to our ESPP, eligible employees may authorize payroll deductions of between 2 percent and 10 percent of their compensation to purchase shares at 85 percent of the lower of the market price of our common stock on the date of commencement of the offering or on the last day of each six-month purchase period.

At our Annual Meeting of Stockholders, held on August 5, 2010, our stockholders approved amendments to the ESPP to increase the number of shares authorized under the ESPP by 2 million shares. As of March 31, 2011, we had 5 million shares of common stock reserved for future issuance under the ESPP.

During fiscal year 2011, we issued approximately 2.2 million shares under the ESPP with exercise prices for purchase rights ranging from $12.95 to $12.99. During fiscal years 2011, 2010 and 2009, the estimated weighted-average fair values of purchase rights were $4.67, $6.50 and $13.04, respectively.

We issue new common stock out of the ESPP’s pool of authorized shares. The fair values above were estimated on the date of grant using the Black-Scholes option-pricing model assumptions.

Deferred Compensation Plan

We have a Deferred Compensation Plan (“DCP”) for the benefit of a select group of management or highly compensated employees and Directors, which is unfunded and intended to be a plan that is not qualified within the meaning section 401(a) of the Internal Revenue Code. The DCP permits the deferral of the annual base salary and/or Director fees up to a maximum amount. The deferrals are held in a separate trust, which has been established by us to administer the DCP. The trust is a grantor trust and the specific terms of the trust agreement provide that the assets of the trust are available to satisfy the claims of general creditors in the event of our insolvency. The assets held by the trust are classified as trading securities and are held at fair value on our Consolidated Balance Sheets. The assets and liabilities of the DCP are presented in other assets and other liabilities on our Consolidated Balance Sheets, respectively, with changes in the fair value of the assets and in the deferred compensation liability recognized as compensation expense. As of March 31, 2011 and 2010, the estimated fair value of the assets was $12 million in each period. As of March 31, 2011 and 2010, $13 million and $12 million, respectively, was recorded to recognize undistributed deferred compensation due to employees.

401(k) Plan and Registered Retirement Savings Plan

We have a 401(k) plan covering substantially all of our U.S. employees, and a Registered Retirement Savings Plan covering substantially all of our Canadian employees. These plans permit us to make discretionary contributions to employees’ accounts based on our financial performance. We contributed an aggregate of $9 million, $10 million and $7 million to these plans in fiscal years 2011, 2010 and 2009, respectively.

Stock Repurchase Program

On February 1, 2011, our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the next 18 months. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time. During fiscal year 2011, we repurchased and retired approximately 3 million shares of our common stock for approximately $58 million, net of commissions.

(14) COMPREHENSIVE INCOME

We classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated other comprehensive income balance separately from retained earnings (accumulated deficit) and paid-in capital in the equity section of our balance sheets. Accumulated other comprehensive income primarily includes foreign currency translation adjustments and the net of tax amounts for unrealized gains (losses) on available-for-sale securities and derivative instruments designated as cash flow hedges. Foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

The change in the components of accumulated other comprehensive income, net of related immaterial taxes, is summarized as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for- sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Accumulated Other Comprehensive Income
Balances as of March 31, 2008	$85	$502	$(3)	$584
Other comprehensive income (loss)	(88)	(311)	4	(395)

Balances as of March 31, 2009	(3)	191	1	189
Other comprehensive income (loss)	73	(33)	(1)	39

Balances as of March 31, 2010	70	158	—	228
Other comprehensive income (loss)	25	(32)	(2)	(9)

Balances as of March 31, 2011	$95	$126	$(2)	$219

(15)  INTEREST AND OTHER INCOME, NET

Interest and other income, net, for the fiscal years ended March 31, 2011, 2010 and 2009 consisted of (in millions):

	Year Ended March 31,
	2011	2010	2009
Interest income, net	$8	$10	$48
Net gain (loss) on foreign currency transactions	12	(19)	(49)
Net gain (loss) on foreign currency forward contracts	(12)	10	34
Other income, net	2	5	1

Interest and other income, net	$10	$6	$34

(16)  NET LOSS PER SHARE

Basic earnings per share is computed as net loss divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock, restricted stock units, and common stock through the ESPP using the treasury stock method.

As a result of our net loss for the fiscal years ended March 31, 2011, 2010 and 2009, we have excluded certain equity-based instruments from the diluted loss per share calculation as their inclusion would have had an antidilutive effect. Had we reported net income for these periods, an additional 4 million shares, 2 million shares and 4 million shares of common stock, respectively, would have been included in the number of shares used to calculate diluted earnings per share. For the fiscal years ended March 31, 2011, 2010 and 2009, options to purchase, restricted stock units and restricted stock to be released in the amount of 17 million shares, 32 million shares and 28 million shares of common stock, respectively, were excluded from the computation of diluted shares as their inclusion would have had an antidilutive effect. For fiscal years 2011, 2010 and 2009, the weighted-average exercise prices of these shares were $25.36, $32.89 and $44.59 per share, respectively.

(17)  SEGMENT INFORMATION

Our reporting segments are based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.

Our business is currently organized around three operating labels, EA Games, EA SPORTS and EA Play, as well as EA Interactive. Our CODM regularly receives separate financial information for distinct businesses within the EA Interactive organization, including EA Mobile, the combined results of Pogo and Playfish, and Hasbro. Accordingly, in assessing performance and allocating resources, our CODM reviews the results of our three Labels, as well as the operating segments in EA Interactive, including EA Mobile, the combined results of Pogo and Playfish, and Hasbro. Due to their similar economic characteristics, products, and distribution methods, EA Games, EA SPORTS, EA Play, and Hasbro’s results are aggregated into one Reportable Segment (the “Label segment”) as shown below. The remaining operating segments’ results are not material for separate disclosure and are included in the reconciliation of Label segment profit to our consolidated operating loss below. In addition to assessing performance and allocating resources based on our operating segments as described herein, to a lesser degree, our CODM also reviews results based on geographic performance.

The following table summarizes the financial performance of the Label segment and a reconciliation of the Label segment’s profit to our consolidated operating loss for the fiscal years ended March 31, 2011, 2010 and 2009 (in millions):

	Year Ended March 31,
	2011	2010	2009
Label segment:
Net revenue before revenue deferral	$3,326	$3,692	$3,746
Depreciation and amortization	(42)	(53)	(67)
Other expenses	(2,508)	(2,929)	(3,284)

Label segment profit	776	710	395
Reconciliation to consolidated operating loss:
Other:
Revenue deferral	(2,769)	(2,358)	(1,077)
Recognition of revenue deferral	2,530	1,853	1,203
Other net revenue	502	467	340
Depreciation and amortization	(131)	(133)	(121)
Other expenses	(1,220)	(1,225)	(1,567)

Consolidated operating loss	$(312)	$(686)	$(827)

Label segment profit differs from consolidated operating loss primarily due to the exclusion of (1) certain corporate and other functional costs that are not allocated to the Labels, (2) the deferral of certain net revenue related to online-enabled packaged goods and digital content (see Note 9 of the Notes to Consolidated Financial Statements), and (3) the results of EA Mobile, the combined results of Pogo and Playfish, and our Switzerland distribution revenue that has not been allocated to the Labels. Our CODM reviews assets on a consolidated basis and not on a segment basis.

Information about our total net revenue by platform for the fiscal years ended March 31, 2011, 2010 and 2009 is presented below (in millions):

	Year Ended March 31,
	2011	2010	2009
Consoles
Xbox 360	$1,055	$868	$1,005
PLAYSTATION 3	1,000	771	776
Wii	266	570	583
PlayStation 2	64	133	405

Total consoles	2,385	2,342	2,769

PC	669	687	712

Mobile and handhelds
Mobile	230	212	189
Nintendo DS	96	135	222
PSP	74	125	174

Total mobile and handhelds	400	472	585

Other	135	153	146

Total net revenue	$3,589	$3,654	$4,212

Information about our operations in North America, Europe and Asia as of and for the fiscal years ended March 31, 2011, 2010 and 2009 is presented below (in millions):

	Year Ended March 31,
	2011	2010	2009
Net revenue from unaffiliated customers
North America	$1,836	$2,025	$2,412
Europe	1,563	1,433	1,589
Asia	190	196	211

Total	$3,589	$3,654	$4,212

	As of March 31,
	2011	2010
Long-lived assets
North America	$1,286	$1,357
Europe	447	440
Asia	34	37

Total	$1,767	$1,834

Our North America net revenue was primarily generated in the United States.

Our direct sales to GameStop Corp. represented approximately 16 percent, 16 percent, and 14 percent of total net revenue in the fiscal years ended March 31, 2011, 2010, and 2009 respectively. Our direct sales to Wal-Mart Stores, Inc. represented approximately 10 percent, 12 percent, and 14 percent of total net revenue in the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

(18)  QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)

	Quarter Ended								Year Ended
(In millions, except per share data)	June 30		September 30		December 31		March 31
Fiscal 2011 Consolidated
Net revenue	$815		$631		$1,053		$1,090		$3,589
Gross profit	593		268		467		762		2,090
Operating income (loss)	98		(252)		(303)		145		(312)
Net income (loss)	96	(a)	(201	)(b)	(322	)(c)	151	(d)	(276)
Common Stock
Net income (loss) per share—Basic and Diluted	$0.29		$(0.61)		$(0.97)		$0.45		$(0.84)
Common stock price per share
High	$20.24		$17.53		$18.06		$20.20		$20.24
Low	$14.06		$14.32		$14.67		$14.80		$14.06
Fiscal 2010 Consolidated
Net revenue	$644		$788		$1,243		$979		$3,654
Gross profit	323		195		589		681		1,788
Operating income (loss)	(245)		(417)		(107)		83		(686)
Net income (loss)	(234	)(e)	(391	)(f)	(82	)(g)	30	(h)	(677)
Common Stock
Net income (loss) per share—Basic and Diluted	$(0.72)		$(1.21)		$(0.25)		$0.09		$(2.08)
Common stock price per share
High	$23.76		$22.14		$21.05		$18.99		$23.76
Low	$17.48		$17.68		$15.86		$15.70		$15.70

(a)

Net income includes losses on strategic investments of $5 million, $2 million of acquisition-related contingent consideration, and restructuring charges of $2 million, all of which are pre-tax amounts.

(b)

Net loss includes restructuring charges of $6 million, $(1) million on licensed intellectual property commitment (COGS), a $(28) million gain on strategic investments, net, and $(28) million of acquisition-related contingent consideration, all of which are pre-tax amounts.

(c)	Net loss includes restructuring and other charges of $154 million and acquisition-related contingent consideration of $1 million, both of which are pre-tax amounts.

(d)	Net income includes $8 million of acquisition-related contingent consideration and restructuring and other charges of $(1) million, both of which are pre-tax amounts.

(e)	Net loss includes losses on strategic investments of $16 million and restructuring charges of $14 million, both of which are pre-tax amounts.

(f)

Net loss includes a loss on lease obligation (G&A) of $14 million, losses on strategic investments of $8 million, restructuring charges of $6 million, and $(2) million on licensed intellectual property commitment (COGS), all of which are pre-tax amounts.

(g)	Net loss includes restructuring charges of $100 million and losses on strategic investments of $1 million, both of which are pre-tax amounts.

(h)

Net income includes restructuring charges of $20 million, $2 million of acquisition-related contingent consideration, $(1) million on licensed intellectual property commitment (COGS), and a $1 million loss on strategic investments, all of which are pre-tax amounts.

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ERTS”. The prices for the common stock in the table above represent the high and low sales prices as reported on the NASDAQ Global Select Market.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Electronic Arts Inc.:

We have audited the accompanying consolidated balance sheets of Electronic Arts Inc. and subsidiaries (the Company) as of April 2, 2011 and April 3, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended April 2, 2011. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Arts Inc. and subsidiaries as of April 2, 2011 and April 3, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended April 2, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Electronic Arts Inc.’s internal control over financial reporting as of April 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 24, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

May 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Electronic Arts Inc.:

We have audited Electronic Arts Inc.’s (the Company) internal control over financial reporting as of April 2, 2011, based on criteria established in Internal Control —Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Electronic Arts Inc. maintained, in all material respects, effective internal control over financial reporting as of April 2, 2011, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electronic Arts Inc. and subsidiaries as of April 2, 2011 and April 3, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended April 2, 2011. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. Our report dated May 24, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California

May 24, 2011

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

Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recently completed fiscal year. In making its assessment, management used the criteria set forth in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of the end of our most recently completed fiscal year, our internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm, has issued an auditors’ report on the effectiveness of our internal control over financial reporting. That report appears on page 102.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal year ended March 31, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B:	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated herein by reference to the information to be included in our Proxy Statement for our 2011 Annual Meeting of Stockholders (the “Proxy Statement”) other than the information regarding executive officers, which is included in Item 1 of this report. The information regarding Section 16 compliance is incorporated herein by reference to the information to be included in the Proxy Statement.

Item 11:	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the information to be included in the Proxy Statement, other than the “Executive Compensation and Leadership Committee Report on Executive Compensation,” which shall not be deemed to be incorporated by reference herein.

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

1.  Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 58 of this report.

2.  Financial Statement Schedule: See Schedule II on Page 107 of this report.

3.  Exhibits: The exhibits listed in the accompanying index to exhibits on Page 108 are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC ARTS INC.

By:	/s/ John S. Riccitiello
John S. Riccitiello,
Chief Executive Officer

Date: May 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 24th of May 2011.

Name	Title

/s/ John S. Riccitiello John S. Riccitiello	Chief Executive Officer

/s/ Eric F. Brown Eric F. Brown	Executive Vice President, Chief Financial Officer

/s/ Kenneth A. Barker Kenneth A. Barker	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

Directors:

/s/ Lawrence F. Probst III Lawrence F. Probst III	Chairman of the Board

/s/ Leonard S. Coleman Leonard S. Coleman	Director

/s/ Jeffrey T. Huber Jeffrey T. Huber	Director

/s/ Geraldine B. Laybourne Geraldine B. Laybourne	Director

/s/ Gregory B. Maffei Gregory B. Maffei	Director

/s/ Vivek Paul Vivek Paul	Director

/s/ John S. Riccitiello John S. Riccitiello	Director

/s/ Richard A. Simonson Richard A. Simonson	Director

/s/ Linda J. Srere Linda J. Srere	Director

/s/ Luis A. Ubiñas Luis A. Ubiñas	Director

ELECTRONIC ARTS INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2011, 2010 and 2009

(In millions)

Allowance for Doubtful Accounts, Price Protection and Returns	Balance at Beginning of Period	Charged to Revenue, Costs and Expenses	Charged (Credited) to Other Accounts(a)	Deductions(b)	Balance at End of Period
Year Ended March 31, 2011	$217	$565	$18	$496	$304

Year Ended March 31, 2010	$217	$515	$—	$515	$217

Year Ended March 31, 2009	$238	$543	$(28)	$536	$217

(a)

Primarily other reclassification adjustments and the translation effect of using the average exchange rate for expense items and the year-end exchange rate for the balance sheet item (allowance account).

(b)	Primarily the utilization of returns allowance and price protection reserves.

ELECTRONIC ARTS INC.

2011 FORM 10-K ANNUAL REPORT

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

2.01	Agreement for the Sale and Purchase of Playfish Limited, dated as of November 9, 2009.	8-K	000-17948	11/09/2009

3.01	Amended and Restated Certificate of Incorporation of Electronic Arts Inc.	10-Q	000-17948	11/03/2004

3.02	Amended and Restated Bylaws.	8-K	000-17948	05/11/2009

4.01	Specimen Certificate of Registrant’s Common Stock.	10-K	000-17948	05/22/2009

10.01*	Registrant’s 1991 Stock Option Plan and related documents as amended.	S-8	333-84215	07/30/1999

10.02*	Registrant’s 1998 Directors’ Stock Option Plan and related documents, as amended.	S-8	333-84215	07/30/1999

10.03*	Electronic Arts Inc. Executive Bonus Plan.	8-K	000-17948	07/27/2007

10.04*	Electronic Arts Deferred Compensation Plan, as amended and restated.	10-Q	000-17948	08/06/2007

10.05*	Registrant’s 2000 Equity Incentive Plan, as amended.	S-8	333-168680	08/09/2010

10.06*	Registrant’s 2000 Employee Stock Purchase Plan, as amended.	S-8	333-168680	08/09/2010

10.07*	EA Bonus Plan.	10-Q	000-17948	11/08/2010

10.08*	First Amendment to the Electronic Arts Deferred Compensation Plan, as amended and restated.	10-K	000-17948	05/22/2009

10.09*	Form of Indemnity Agreement with Directors.	10-K	000-17948	06/04/2004

10.10	Lease Agreement by and between Registrant and Louisville Commerce Realty Corporation, dated April 1, 1999.	10-K	000-17948	06/29/1999

10.11	Lease Agreement by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.	10-Q	000-17948	11/07/2003

10.12	Agreement Re: Right of First Offer to Purchase and Option to Purchase by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.	10-Q	000-17948	11/07/2003

10.13	Profit Participation Agreement by and between Playa Vista-Waters Edge, LLC and Electronic Arts Inc., dated July 31, 2003.	10-Q	000-17948	11/07/2003

10.14	Sublease Agreement by and between Electronic Arts Inc. and Playa Capital Company, LLC, dated July 31, 2003.	10-Q	000-17948	11/07/2003

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.15	First Amendment of Lease by and between Louisville Commerce Realty Corporation and Electronic Arts Inc., dated February 23, 2004.	10-K	000-17948	06/04/2004

10.16	First Amendment to lease agreement by and between Playa Vista—Water’s Edge, LLC and Electronic Arts Inc., entered into March 3, 2004.	10-Q	000-17948	08/03/2004

10.17	Lease agreement between ASP WT, L.L.C. and Tiburon Entertainment, Inc. for space at Summit Park I, dated June 15, 2004.	10-Q	000-17948	08/03/2004

10.18	First amendment to lease, dated December 13, 2005, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts – Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.	10-Q	000-17948	02/08/2006

10.19	Agreement for Underlease relating to Onslow House, Guildford, Surrey, dated 7 February 2006, by and between The Standard Life Assurance Company and Electronic Arts Limited and Electronic Arts Inc.	10-Q	000-17948	02/08/2006

10.20*	Offer Letter for Employment at Electronic Arts Inc. to John Riccitiello, dated February 12, 2007.	8-K	000-17948	02/26/2007

10.21*	Offer Letter for Employment at Electronic Arts Inc. to Peter Moore, dated June 5, 2007.	8-K	000-17948	07/17/2007

10.22	Agreement and Plan of Merger By and Among Electronic Arts Inc., WHI Merger Corporation, a wholly-owned subsidiary of Parent, VG Holding Corp., and with respect to Article VII and Article IX only, Elevation Management, LLC as Stockholder Representative dated October 11, 2007.	8-K	000-17948	10/11/2007

10.23*	Electronic Arts Key Employee Continuity Plan.	8-K	000-17948	02/11/2008

10.24*	Offer Letter for Employment at Electronic Arts Inc. to Eric Brown, dated March 19, 2008.	8-K	000-17948	03/27/2008

10.25	Second Amendment of Lease Agreement by and between US Industrial REIT II and Electronic Arts Inc., dated April 1, 2009.	10-Q	000-17948	08/10/2009

10.26

Second Amendment to Lease, dated May 8, 2009, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts – Tiburon, a Florida corporation f/k/a

Tiburon Entertainment, Inc.

		10-Q	000-17948	08/10/2009

10.27*	Offer Letter for Employment at Electronic Arts Inc. to John Schappert, dated June 15, 2009.	8-K	000-17948	06/18/2009

10.28	Bill of Sale (2001 Transaction), dated July 13, 2009, by and between SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation), as Transferor, and Electronic Arts, Inc., a Delaware corporation, as Transferee.	8-K	000-17948	07/15/2009

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.29	Bill of Sale (2000 Transaction), dated July 13, 2009, by and between SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation), as Transferor, and Electronic Arts, Inc., a Delaware corporation, as Transferee.	8-K	000-17948	07/15/2009

10.30	Grant Deed (2001 Transaction), dated July 13, 2009, by and between SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation), as Grantor, and Electronic Arts, Inc., a Delaware corporation, as Grantee.	8-K	000-17948	07/15/2009

10.31	Grant Deed (2000 Transaction), dated July 13, 2009, by and between SELCO Service Corporation (doing business in California as “Ohio SELCO Service Corporation), as Grantor, and Electronic Arts, Inc., a Delaware corporation, as Grantee.	8-K	000-17948	07/15/2009

10.32**	Global PlayStation 3 Format Licensed Publisher Agreement, dated September 11, 2008, by and between the Electronic Arts Inc. and Sony Computer Entertainment America Inc.	10-Q/A	000-17948	04/30/2010

10.33**	First Amended North American Territory Rider to the Global PlayStation 3 Format Licensed Publisher Agreement, dated September 11, 2008, by and between the Electronic Arts Inc. and Sony Computer Entertainment America Inc.	10-Q	000-17948	11/10/2009

10.34**	Global PlayStation 3 Format Licensed Publisher Agreement, dated December 17, 2008, by and between EA International (Studio and Publishing) Limited and Sony Computer Entertainment Europe Limited.	10-Q/A	000-17948	04/30/2010

10.35**	Sony Computer Entertainment Europe Limited Regional Rider to the Global PlayStation 3 Format Licensed Publisher Agreement, dated December 17, 2008, by and between EA International (Studio and Publishing) Limited and Sony Computer Entertainment Europe Limited.	10-Q	000-17948	11/10/2009

10.36**

Confidential License Agreement for the Wii Console (Western Hemisphere), dated November 19, 2006, by and among Electronic Arts Inc., EA International (Studio and Publishing) Limited, and

Nintendo of America Inc.

		10-Q	000-17948	11/10/2009

10.37**	Xbox2 Publisher License Agreement, dated May 15, 2005, by and among Electronic Arts Inc., Electronic Arts C.V. and Microsoft Licensing, GP.	10-Q/A	000-17948	04/30/2010

10.38

Third amendment to lease, dated December 24, 2009, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts – Tiburon, a Florida corporation f/k/a

Tiburon Entertainment, Inc.

		10-Q	000-17948	02/09/2010

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

21.01	Subsidiaries of the Registrant.				X

23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS†	XBRL Instance Document.				X

101.SCH†	XBRL Taxonomy Extension Schema Document.				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	Management contract or compensatory plan or arrangement.

**	Portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment that was granted in accordance with Exchange Act Rule 24b-2.

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