Form 10-Q
period 2011-06-30
ELECTRONIC ARTS INC.
filed 2011-08-09
CIK 712515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

As of August 4, 2011, there were 329,937,928 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	June 30, 2011	March 31, 2011 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,173	$1,579
Short-term investments	503	497
Marketable equity securities	172	161
Receivables, net of allowances of $227 and $304, respectively	30	335
Inventories	75	77
Deferred income taxes, net	58	56
Other current assets	343	327

Total current assets	2,354	3,032
Property and equipment, net	516	513
Goodwill	1,132	1,110
Acquisition-related intangibles, net	134	144
Deferred income taxes, net	49	49
Other assets	170	80

TOTAL ASSETS	$4,355	$4,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91	$228
Accrued and other current liabilities	604	768
Deferred net revenue (packaged goods and digital content)	530	1,005

Total current liabilities	1,225	2,001
Income tax obligations	192	192
Deferred income taxes, net	42	37
Other liabilities	146	134

Total liabilities	1,605	2,364

Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 331 and 333 shares issued and outstanding, respectively	3	3
Paid-in capital	2,439	2,495
Retained earnings (accumulated deficit)	68	(153)
Accumulated other comprehensive income	240	219

Total stockholders’ equity	2,750	2,564

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,355	$4,928

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

(a) Derived from audited consolidated financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In millions, except per share data)	Three Months Ended June 30,
	2011	2010
Net revenue	$999	$815
Cost of goods sold	240	222

Gross profit	759	593

Operating expenses:
Marketing and sales	140	127
General and administrative	74	74
Research and development	285	275
Restructuring and other charges	18	2
Amortization of intangibles	13	15
Acquisition-related contingent consideration	2	2

Total operating expenses	532	495

Operating income	227	98
Loss on strategic investments	—	(5)
Interest and other income, net	3	—

Income before provision for (benefit from) income taxes	230	93
Provision for (benefit from) income taxes	9	(3)

Net income	$221	$96

Net income per share:
Basic	$0.67	$0.29
Diluted	$0.66	$0.29
Number of shares used in computation:
Basic	331	328
Diluted	337	332

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In millions)	Three Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$221	$96
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion, net	43	48
Stock-based compensation	38	47
Net losses on investments and sale of property and equipment	—	5
Acquisition-related contingent consideration	2	2
Change in assets and liabilities:
Receivables, net	307	97
Inventories	4	16
Other assets	(101)	(37)
Accounts payable	(133)	(40)
Accrued and other liabilities	(181)	(109)
Deferred income taxes, net	1	3
Deferred net revenue (packaged goods and digital content)	(475)	(276)

Net cash used in operating activities	(274)	(148)

INVESTING ACTIVITIES
Capital expenditures	(32)	(11)
Proceeds from sale of marketable equity securities	—	8
Proceeds from maturities and sales of short-term investments	83	98
Purchase of short-term investments	(90)	(148)
Acquisition of subsidiaries, net of cash acquired	(25)	—

Net cash used in investing activities	(64)	(53)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	14	1
Excess tax benefit from stock-based compensation	2	—
Repurchase and retirement of common stock	(91)	—

Net cash provided by (used in) financing activities	(75)	1

Effect of foreign exchange on cash and cash equivalents	7	(16)

Decrease in cash and cash equivalents	(406)	(216)
Beginning cash and cash equivalents	1,579	1,273

Ending cash and cash equivalents	$1,173	$1,057

Supplemental cash flow information:
Cash paid (refunded) during the period for income taxes, net	$(18)	$6

Non-cash investing activities:
Change in unrealized gains (losses) on available-for-sale securities, net of taxes	$13	$(89)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

We develop, market, publish and distribute game software and content that can be played by consumers on a variety of platforms, including video game consoles (such as the Sony PLAYSTATION 3, Microsoft Xbox 360, and Nintendo Wii), personal computers, mobile phones (such as the Apple iPhone and Google Android compatible phones), tablets and electronic readers (such as the Apple iPad and Amazon Kindle), the Internet, and handheld game players (such as the Sony PlayStation Portable (“PSP”) and the Nintendo DS and 3DS). Some of our games are based on content that we license from others (e.g., FIFA, Madden NFL, Harry Potter, and Hasbro’s toy and game intellectual properties), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims, Need for Speed, and Dead Space). Our goal is to publish titles with global mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., FIFA, Madden NFL, and NCAA Football), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed, and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Harry Potter).

Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2012 and 2011 contain 52 weeks each and ends or ended, as the case may be, on March 31, 2012 and April 2, 2011, respectively. Our results of operations for the three months ended June 30, 2011 and 2010 contained 13 weeks each, and ended on July 2, 2011 and July 3, 2010, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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

These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the United States Securities and Exchange Commission (“SEC”) on May 24, 2011.

(2) SIGNIFICANT ACCOUNTING POLICY

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

Multiple Element Revenue Arrangements. On April 3, 2011 we adopted the FASB Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements and ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements that Include Software Elements.

ASU 2009-13 modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence and third-party evidence for determining the selling price of a deliverable for non-software arrangements. It establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (1) vendor-specific objective evidence, (2) third-party evidence, or (3) estimates. In addition, the residual method of allocating arrangement consideration is no longer permitted.

ASU 2009-14 modifies the scope of ASC subtopic 985-605, Software-Revenue Recognition, to exclude from its requirements non-software components of tangible products and software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.

The adoption of ASU 2009-13 and ASU 2009-14 did not have a material impact on our Condensed Consolidated Financial Statements as substantially all of our revenue arrangements with multiple deliverables remain under ASC 985-605. As certain of our revenue arrangements include software and hardware deliverables (such as peripherals or other ancillary collectors’ items sold together with the physical “boxed” software), the new accounting principles would apply to these types of arrangements. The new accounting principles establish a selling price hierarchy for determining the selling price of a deliverable and require the application of the relative selling price method to allocate the arrangement consideration to each deliverable in a multiple element arrangement. As of the quarter ended June 30, 2011, we do not have significant revenue arrangements that require our best estimate of selling price.

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

(3) FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2011 and March 31, 2011, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of June 30, 2011	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$392	$392	$—	$—	Cash equivalents
Available-for-sale securities:
Corporate bonds	242	—	242	—	Short-term investments
Marketable equity securities	172	172	—	—	Marketable equity securities
U.S. agency securities	126	—	126	—	Short-term investments and cash equivalents
U.S. Treasury securities	125	125	—	—	Short-term investments and cash equivalents
Commercial paper	32	—	32	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	12	12	—	—	Other assets
Foreign currency derivatives	1	—	1	—	Other current assets

Total assets at fair value	$1,102	$701	$401	$—

Liabilities
Contingent consideration (b)	$53	$—	$—	$53	Accrued and other current liabilities and other liabilities

Total liabilities at fair value	$53	$—	$—	$53

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Contingent Consideration
Balance as of March 31, 2011				$51
Change in fair value (c)				2

Balance as of June 30, 2011				$53

	As of March 31, 2011	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$774	$774	$—	$—	Cash equivalents
Available-for-sale securities:
Corporate bonds	253	—	253	—	Short-term investments
Marketable equity securities	161	161	—	—	Marketable equity securities
U.S. Treasury securities	129	129	—	—	Short-term investments and cash equivalents
U.S. agency securities	102	—	102	—	Short-term investments
Commercial paper	31	—	31	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	12	12	—	—	Other assets

Total assets at fair value	$1,462	$1,076	$386	$—

Liabilities
Contingent consideration (b)	$51	$—	$—	$51	Accrued and other current liabilities and other liabilities

Total liabilities at fair value	$51	$—	$—	$51

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2010	$65
Additions	3
Change in fair value (c)	(17)

Balance as of March 31, 2011	$51

(a)	The deferred compensation plan assets consist of various mutual funds.
(b)

The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with our acquisitions of Playfish Limited (“Playfish”) and Chillingo Limited (“Chillingo”) that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligations are expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligations.

(c)	The change in fair value is reported as acquisition-related contingent consideration in our Condensed Consolidated Statements of Operations.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

There were no material impairment charges for assets and liabilities measured at fair value on a nonrecurring basis in periods subsequent to initial recognition during the three months ended June 30, 2011 and 2010.

(4) FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

As of June 30, 2011 and March 31, 2011, our cash and cash equivalents were $1,173 million and $1,579 million, respectively. Cash equivalents were valued at their carrying amounts as they approximate fair value due to the short maturities of these financial instruments.

Short-Term Investments

Short-term investments consisted of the following as of June 30, 2011 and March 31, 2011 (in millions):

	As of June 30, 2011				As of March 31, 2011
	Cost or Amortized	Gross Unrealized		Fair	Cost or Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Corporate bonds	$241	$1	$—	$242	$252	$1	$—	$253
U.S. Treasury securities	117	1	—	118	124	—	—	124
U.S. agency securities	117	1	—	118	102	—	—	102
Commercial paper	25	—	—	25	18	—	—	18

Short-term investments	$500	$3	$—	$503	$496	$1	$—	$497

We evaluate our investments for impairment quarterly. Factors considered in the review of investments with an unrealized loss include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell the investments, any contractual terms impacting the prepayment or settlement process, as well as if we would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of June 30, 2011 and March 31, 2011.

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of June 30, 2011 and March 31, 2011 (in millions):

	As of June 30, 2011		As of March 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$221	$222	$214	$214
Due in 1-2 years	184	186	156	157
Due in 2-3 years	95	95	126	126

Short-term investments	$500	$503	$496	$497

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

Marketable equity securities consisted of the following as of June 30, 2011 and March 31, 2011 (in millions):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2011	$32	$140	$—	$172
As of March 31, 2011	$32	$129	$—	$161

During the three months ended June 30, 2010, we recognized an impairment charge of $2 million on our investment in The9. We did not recognize any impairment charges during the three months ended June 30, 2011 on our marketable equity securities. Due to various factors, including but not limited to, the extent and duration during which the market price of this security had been below its adjusted cost and our intent to hold this security, we concluded the decline in value was other-than-temporary. The impairment charge for the three months ended June 30, 2010 is included in loss on strategic investments in our Condensed Consolidated Statement of Operations.

During the three months ended June 30, 2010, we received proceeds of $8 million and realized losses of $3 million from selling a portion of our investment in The9. We did not sell any of our marketable securities during the three months ended June 30, 2011. The realized losses for the three months ended June 30, 2010 are included in loss on strategic investments in our Condensed Consolidated Statement of Operations.

(5) DERIVATIVE FINANCIAL INSTRUMENTS

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

Cash Flow Hedging Activities

Our foreign currency option contracts are designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression analysis, as well as other timing and probability criteria. To qualify for hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income, net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income, net, in our Condensed Consolidated Statements of Operations. During the reporting periods, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified into interest and other income, net. As of June 30, 2011, we had foreign currency option contracts to purchase approximately $14 million in foreign currency and to sell approximately $95 million of foreign currency. All of the foreign currency option contracts outstanding as of June 30, 2011 will mature in the next 12 months. As of March 31, 2011, we had foreign currency option contracts to purchase approximately $40 million in foreign currency and to sell approximately $10 million of foreign currency. As of June 30, 2011 and March 31, 2011, the fair value of these outstanding foreign currency option contracts was immaterial and is included in other current assets.

The effect of the gains and losses from our foreign currency option contracts in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010 was immaterial.

Balance Sheet Hedging Activities

Our foreign currency forward contracts are not designated as hedging instruments, and are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or accrued and other current liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income, net, in our Condensed Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses in the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income, net, in our Condensed Consolidated Statements of Operations. As of June 30, 2011, we had foreign currency forward contracts to purchase and sell approximately $189 million in foreign currencies. Of this amount, $117 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $51 million to purchase foreign currency in exchange for U.S. dollars and $21 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2011, we had foreign currency forward contracts to purchase and sell approximately $187 million in foreign currencies. Of this amount, $140 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $31 million to purchase foreign currency in exchange for U.S. dollars and $16 million to sell foreign currency in exchange for British pounds sterling. The fair value of our foreign currency forward contracts was immaterial as of June 30, 2011 and March 31, 2011.

The effect of foreign currency forward contracts in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010 was immaterial.

(6) BUSINESS COMBINATIONS

During the three months ended June 30, 2011, we completed two acquisitions that did not have a significant impact on our Condensed Consolidated Financial Statements.

(7) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET

The changes in the carrying amount of goodwill are as follows (in millions):

	Label Segment	Other Segments	Total
As of March 31, 2011
Goodwill	$691	$787	$1,478
Accumulated impairment	—	(368)	(368)

	691	419	1,110

Goodwill acquired	—	21	21
Effects of foreign currency translation	—	1	1

As of June 30, 2011
Goodwill	691	809	1,500
Accumulated impairment	—	(368)	(368)

	$691	$441	$1,132

Acquisition-related intangibles consisted of the following (in millions):

	As of June 30, 2011			As of March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$265	$(187)	$78	$259	$(180)	$79
Trade names and trademarks	90	(73)	17	90	(70)	20
Registered user base and other intangibles	86	(69)	17	86	(64)	22
Carrier contracts and related	85	(63)	22	85	(62)	23

Total	$526	$(392)	$134	$520	$(376)	$144

Amortization of intangibles for the three months ended June 30, 2011 and 2010 was $16 million (of which $3 million was recognized in cost of goods sold) and $18 million (of which $3 million was recognized in cost of goods sold), respectively. Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to fourteen years. As of June 30, 2011 and March 31, 2011, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 5.1 years for each period.

As of June 30, 2011, future amortization of acquisition-related intangibles that will be recorded in cost of goods sold and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2012 (remaining nine months)	$37
2013	31
2014	20
2015	15
2016	6
Thereafter	25

Total	$134

(8) RESTRUCTURING AND OTHER CHARGES

Restructuring and other restructuring plan-related information as of June 30, 2011 was as follows (in millions):

	Fiscal 2011 Restructuring		Fiscal 2010 Restructuring			Fiscal 2009 Restructuring
	Workforce	Other	Workforce	Facilities- related	Other	Facilities-related	Total
Balances as of March 31, 2010	$—	$—	$8	$11	$7	$3	$29
Charges to operations	13	135	—	—	13	—	161
Charges settled in cash	(8)	(32)	(8)	(6)	(15)	(1)	(70)
Charges settled in non-cash	(2)	(2)	—	1	—	—	(3)

Balances as of March 31, 2011	3	101	—	6	5	2	117
Charges to operations	(1)	17	—	1	1	—	18
Charges settled in cash	—	(9)	—	(2)	(3)	—	(14)

Balances as of June 30, 2011	$2	$109	$—	$5	$3	$2	$121

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

As part of our fiscal 2011 restructuring plan, we amended certain license agreements to terminate certain rights we previously had to use the licensors’ intellectual property. However, under these agreements we continue to be obligated to pay the contractual minimum royalty-based commitments set forth in the original agreements. Accordingly, we recognized losses and impairments of $119 million representing (1) the net present value of the estimated payments related to terminating these rights and (2) writing down assets associated with these agreements to their approximate fair value. In addition, for one agreement, the actual amount of the loss is variable and subject to periodic adjustments as it is dependent upon the actual revenue we generate from the games. Because the loss for one agreement will be paid in installments through June 2016, our accrued loss was computed using the effective interest method. We currently estimate recognizing in future periods through June 2016, approximately $17 million for the accretion of interest expense related to this obligation. This interest expense will be included in restructuring and other charges in our Condensed Consolidated Statement of Operations.

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

Because the independent software developers are thinly capitalized, our sole ability to recover the Minimum Guarantee is effectively through publishing the software product in development. We also have exclusive rights to exploit the software product once completed. Therefore, we concluded that the substance of the arrangement is the purchase of research and development that has no alternative future use and was expensed upon acquisition. Accordingly, we recognized a $31 million charge in our Condensed Consolidated Statement of Operations during the fiscal year ended March 31, 2011. In addition, we will recognize the remaining portion of the Minimum Guarantee to be advanced during the development period as research and development expenses as the services are incurred.

Since the inception of the fiscal 2011 restructuring plan through June 30, 2011, we have incurred charges of $164 million, consisting of (1) $121 million related to the amendment of certain licensing agreements and other intangible asset impairment costs, (2) $31 million related to the amendment of certain developer agreements, and (3) $12 million in employee-related expenses. The $111 million restructuring accrual as of June 30, 2011 related to the fiscal 2011 restructuring is expected to be settled by June 2016. During the remainder of fiscal year 2012, we anticipate incurring approximately $5 million of restructuring charges related to the fiscal 2011 restructuring (primarily interest expense accretion).

Overall, including $164 million in charges incurred through June 30, 2011, we expect to incur total cash and non-cash charges between $180 million and $190 million by June 2016. These charges will consist primarily of (1) charges, including accretion of interest expense, related to the amendment of certain licensing and developer agreements and other intangible asset impairment costs (approximately $170 million) and (2) employee-related costs (approximately $15 million).

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

Since the inception of the fiscal 2010 restructuring plan through June 30, 2011, we have incurred charges of $131 million, consisting of (1) $62 million in employee-related expenses, (2) $46 million related to intangible asset impairment costs, abandoned rights to intellectual property, and other costs to assist in the reorganization of our business support functions, and (3) $23 million related to the closure of certain of our facilities. The $8 million restructuring accrual as of June 30, 2011 related to the fiscal 2010 restructuring is expected to be settled by September 2013. During the remainder of fiscal year 2012, we anticipate incurring approximately $5 million of restructuring charges related to the fiscal 2010 restructuring (primarily costs to assist in the reorganization of our business support functions).

Overall, including charges incurred through June 30, 2011, we expect to incur total cash and non-cash charges of approximately $135 million by March 31, 2012. These charges consist primarily of (1) employee-related costs ($62 million), (2) intangible asset impairment costs, abandoned rights to intellectual property costs, and other costs to assist in the reorganization of our business support functions (approximately $50 million), and (3) facilities exit costs ($23 million).

Fiscal 2009 Restructuring

In fiscal year 2009, we announced a cost reduction plan as a result of our performance combined with the economic environment. This plan included a narrowing of our product portfolio, a reduction in our worldwide workforce of approximately 11 percent, or 1,100 employees, the closure of 10 facilities, and reductions in other variable costs and capital expenditures.

Since the inception of the fiscal 2009 restructuring plan through March 31, 2011, we have incurred charges of $55 million, consisting of (1) $33 million in employee-related expenses, (2) $20 million related to the closure of certain of our facilities, and (3) $2 million related to asset impairments. We do not expect to incur any additional restructuring charges under this plan. The restructuring accrual of $2 million as of June 30, 2011 related to the fiscal 2009 restructuring is expected to be settled by September 2016.

(9) ROYALTIES AND LICENSES

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

Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. We evaluate long-lived royalty-based assets for impairment generally using undiscounted cash flows when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts and, therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated. During the three months ended June 30, 2011, we recognized an additional loss of $15 million representing an adjustment to our fiscal 2011 restructuring. During the three months ended June 30, 2010, we recognized a loss of $10 million on previously unrecognized royalty-based commitments. We did not recognize any impairment charges during the three months ended June 30, 2011 and 2010 related to our royalty-based assets.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of June 30, 2011	As of March 31, 2011
Other current assets	$105	$89
Other assets	119	22

Royalty-related assets	$224	$111

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

	As of June 30, 2011	As of March 31, 2011
Accrued and other current liabilities	$116	$136
Other liabilities	71	61

Royalty-related liabilities	$187	$197

As of June 30, 2011, $109 million of restructuring accruals related to the fiscal 2011 restructuring plan is included in royalty-related liabilities in the table above. See Note 8 for details of restructuring and other restructuring plan-related activities and Note 10 for the details of our accrued and other current liabilities.

In addition, as of June 30, 2011, we were committed to pay approximately $1,000 million to content licensors, independent software developers and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements.

(10) BALANCE SHEET DETAILS

Inventories

Inventories as of June 30, 2011 and March 31, 2011 consisted of (in millions):

	As of June 30, 2011	As of March 31, 2011
Raw materials and work in process	$2	$8
Finished goods	73	69

Inventories	$75	$77

Property and Equipment, Net

Property and equipment, net, as of June 30, 2011 and March 31, 2011 consisted of (in millions):

	As of June 30, 2011	As of March 31, 2011
Computer equipment and software	$496	$504
Buildings	356	355
Leasehold improvements	106	105
Office equipment, furniture and fixtures	68	67
Land	66	66
Warehouse equipment and other	9	10
Construction in progress	30	20

	1,131	1,127
Less: accumulated depreciation	(615)	(614)

Property and equipment, net	$516	$513

Depreciation expense associated with property and equipment was $25 million and $28 million for the three months ended June 30, 2011 and 2010, respectively.

Acquisition-Related Restricted Cash Included in Other Current Assets and Other Assets

In connection with our acquisition of Playfish in fiscal year 2010, we deposited $100 million into an escrow account to pay the former shareholders of Playfish in the event certain performance milestones through December 31, 2011 are achieved. Through the three months ended June 30, 2011, no distributions were made from the restricted cash amount. As this deposit is restricted in nature, it is excluded from cash and cash equivalents. As of June 30, 2011 and March 30, 2011 the entire amount is included in other current assets on our Condensed Consolidated Balance Sheets.

Accrued and Other Current Liabilities

Accrued and other current liabilities as of June 30, 2011 and March 31, 2011 consisted of (in millions):

	As of June 30, 2011	As of March 31, 2011
Other accrued expenses	$303	$359
Accrued compensation and benefits	149	232
Accrued royalties	78	96
Deferred net revenue (other)	74	81

Accrued and other current liabilities	$604	$768

Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.

Deferred Net Revenue (Packaged Goods and Digital Content)

Deferred net revenue (packaged goods and digital content) was $530 million as of June 30, 2011 and $1,005 million as of March 31, 2011. Deferred net revenue (packaged goods and digital content) includes the unrecognized revenue from (1) bundled sales of certain online-enabled packaged goods and digital content for which either we do not have vendor-specific objective evidence of fair value (“VSOE”) for the online service that we provide in connection with the sale of the software or we have an obligation to provide future incremental unspecified digital content, (2) certain packaged goods sales of massively-multiplayer online role-playing games, and (3) sales of certain incremental content associated with our core subscription services that can only be played online, which are types of “micro-transactions.” We recognize revenue from sales of online-enabled packaged goods and digital content for which (1) we do not have VSOE for the online service that we provided in connection with the sale and (2) we have an obligation to deliver incremental unspecified digital content in the future without an additional fee on a straight-line basis generally over an estimated six-month period beginning in the month after shipment. However, we expense the cost of goods sold related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

(11) INCOME TAXES

We estimate our annual effective tax rate at the end of each quarterly period, and we record the tax effect of certain discrete items, which are unusual or occur infrequently, in the interim period in which they occur, including changes in judgment about deferred tax valuation allowances. In addition, jurisdictions with a projected loss for the year, jurisdictions with a year-to-date loss where no tax benefit can be recognized, and jurisdictions where we are unable to estimate an annual effective tax rate are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter depending on the mix and timing of actual earnings versus annual projections.

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

The tax provision reported for the three months ended June 30, 2011 is based on our projected annual effective tax rate for fiscal year 2012, and also includes certain discrete tax benefits recorded during the period. Our effective tax rates for the three months ended June 30, 2011 and June 30, 2010 were a tax provision of 3.9 percent and a tax benefit of 3.4 percent, respectively. The effective tax rate for the three months ended June 30, 2011 differs from the statutory rate of 35.0 percent primarily due to the utilization of U.S. deferred tax assets which were subject to a valuation allowance and non-U.S. profits subject to a reduced or zero tax rate. The effective tax rate for the three months ended June 30, 2011 differs from the same period in fiscal year 2011 primarily due to greater tax benefits recorded in fiscal year 2011 related to the expiration of statutes of limitations.

During the three months ended June 30, 2011, we recorded a net increase of $5 million in gross unrecognized tax benefits. The total gross unrecognized tax benefits as of June 30, 2011 is $278 million, of which approximately $40 million would be offset by prior cash deposits to tax authorities for issues pending resolution. A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of June 30, 2011, if recognized, approximately $139 million of the unrecognized tax benefits would affect our effective tax rate and approximately $125 million would result in adjustments to deferred tax assets with corresponding adjustments to the valuation allowance.

As of June 30, 2011, the combined amount of accrued interest and penalties related to uncertain tax positions included in income tax obligations on our Condensed Consolidated Balance Sheet was approximately $24 million, as compared to the same amount at March 31, 2011.

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

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $60 million of the reserves for unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect our income tax provision (benefit) and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

(12) COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of June 30, 2011, we leased certain of our current facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

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

In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation, FAPL (Football Association Premier League Limited), and DFL Deutsche Fußball Liga GmbH (German Soccer League) (professional soccer); National Basketball Association (professional basketball); PGA TOUR and Tiger Woods (professional golf); National Hockey League and NHL Players’ Association (professional hockey); Warner Bros. (Harry Potter); National Football League Properties, PLAYERS Inc., and Red Bear Inc. (professional football); Collegiate Licensing Company (collegiate football); ESPN (content in EA SPORTS games); Hasbro, Inc. (most of Hasbro’s toy and game intellectual properties); and LucasArts and Lucas Licensing (Star Wars: The Old Republic). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our unrecognized minimum contractual obligations as of June 30, 2011 (in millions):

	Contractual Obligations
Fiscal Year Ending March 31,	Leases (a)	Developer/ Licensor Commitments	Marketing	Other Purchase Obligations	Total
2012 (remaining nine months)	$35	$138	$98	$10	$281
2013	50	198	38	3	289
2014	43	126	68	3	240
2015	29	106	32	2	169
2016	20	84	33	—	137
Thereafter	14	348	95	—	457

Total	$191	$1,000	$364	$18	$1,573

(a)

Lease commitments have not been reduced by minimum sub-lease rentals for unutilized office space resulting from our reorganization activities of approximately $11 million due in the future under non-cancelable sub-leases.

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

In addition to what is included in the table above, as of June 30, 2011, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $240 million, of which approximately $40 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

In addition to what is included in the table above as of June 30, 2011, in connection with our acquisitions, we may be required to pay an additional $110 million of cash consideration through March 31, 2014, that is contingent upon the achievement of certain performance milestones. As of June 30, 2011, we have accrued $53 million of contingent consideration on our Condensed Consolidated Balance Sheet.

Legal Proceedings

We are subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our Condensed Consolidated Financial Statements.

(13) STOCK-BASED COMPENSATION

Valuation Assumptions

We are required to estimate the fair value of share-based payment awards on the date of grant. We recognize compensation costs for stock-based payment awards to employees based on the grant-date fair value using a straight-line approach over the service period for which such awards are expected to vest.

We determine the fair value of our share-based payment awards as follows:

•

Restricted Stock Units, Restricted Stock, and Performance-Based Restricted Stock Units. The fair value of restricted stock units, restricted stock, and performance-based restricted stock units (other than market-based restricted stock units) is determined based on the quoted market price of our common stock on the date of grant. Performance-based restricted stock units include grants made (1) to certain members of executive management primarily granted in fiscal year 2008 and (2) in connection with certain acquisitions.

•

Market-Based Restricted Stock Units. Market-based restricted stock units consist of grants of performance-based restricted stock units granted during the three months ended June 30, 2011 to certain members of executive management (referred to herein as “market-based restricted stock units”). The fair value of our market-based restricted stock units is determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient.

•

Stock Options and Employee Stock Purchase Plan. The fair value of stock options and stock purchase rights granted pursuant to our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”), respectively is determined using the Black-Scholes valuation model based on the multiple-award valuation method. Key assumptions of the Black-Scholes valuation model are the risk-free interest rate, expected volatility, expected term and expected dividends.

The determination of the fair value of market-based restricted stock units, stock options and ESPP is affected by assumptions regarding subjective and complex variables. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes.

The estimated assumptions used in the Black-Scholes valuation model to value our stock option grants were as follows:

	Three Months Ended June 30,
	2011	2010
Risk-free interest rate	1.0 - 1.8%	1.2 - 2.4%
Expected volatility	40 - 41%	41 - 44%
Weighted-average volatility	40%	43%
Expected term	4.4 years	4.4 years
Expected dividends	None	None

The estimated assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

Three Months Ended June 30,
2011
Risk-free interest rate	0.2 - 0.6%
Expected volatility	14 - 83%
Weighted-average volatility	35%
Expected dividends	None

There were no market-based restricted stock units valued during the three months ended June 30, 2010 and no ESPP shares valued during the three months ended June 30, 2011 and 2010.

Stock-Based Compensation Expense

Employee stock-based compensation expense recognized during the three months ended June 30, 2011 and 2010 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and the ESPP included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,
	2011	2010
Cost of goods sold	$1	$1
Marketing and sales	5	4
General and administrative	9	12
Research and development	23	30

Stock-based compensation expense	$38	$47

During the three months ended June 30, 2011 and 2010, we did not recognize any provision for or benefit from income taxes related to our stock-based compensation expense.

As of June 30, 2011, our total unrecognized compensation cost related to stock options was $28 million and is expected to be recognized over a weighted-average service period of 1.2 years. As of June 30, 2011, our total unrecognized compensation cost related to restricted stock, restricted stock units and notes payable in shares of common stock (collectively referred to as “restricted stock rights”) was $388 million and is expected to be recognized over a weighted-average service period of 2.2 years. Of the $388 million of unrecognized compensation cost above, $24 million relates to performance-based restricted stock units for which we ceased recognizing stock-based compensation expense during fiscal year 2010 because we determined that the performance attainment was neither probable nor improbable of achievement.

Stock Options

The following table summarizes our stock option activity for the three months ended June 30, 2011:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2011	12,899	$31.39
Granted	105	22.19
Exercised	(711)	19.86
Forfeited, cancelled or expired	(698)	23.38

Outstanding as of June 30, 2011	11,595	32.50	5.02	$29

Exercisable as of June 30, 2011	8,776	35.68	4.20	$15

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of June 30, 2011, which would have been received by the option holders had all the option holders exercised their options as of that date. The weighted-average grant date fair values of stock options granted during the three months ended June 30, 2011 and 2010 were $7.70 and $6.46, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.

Restricted Stock Rights

The following table summarizes our restricted stock rights activity, excluding performance-based and market-based restricted stock unit activity discussed below, for the three months ended June 30, 2011:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2011	13,971	$22.01
Granted	6,995	22.35
Vested	(2,370)	22.43
Forfeited or cancelled	(664)	19.91

Balance as of June 30, 2011	17,932	22.16

The weighted-average grant date fair values of restricted stock rights granted during the three months ended June 30, 2011 and 2010 were $22.35 and $17.65, respectively.

Performance-Based Restricted Stock Units

The following table summarizes our performance-based restricted stock unit activity for the three months ended June 30, 2011:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2011	1,993	$47.00
Forfeited or cancelled	(169)	20.01

Balance as of June 30, 2011	1,824	49.50

Market-Based Restricted Stock Units

During the three months ended June 30, 2011, we granted 670,000 market-based restricted stock units to certain members of executive management with a weighted average fair value of $34.77 per unit. Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be received at vesting will range from zero percent to 200 percent of the target number of stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period over a three year period.

Stock Repurchase Program

On February 1, 2011, our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the next 18 months. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time. During three months ended June 30, 2011, we repurchased and retired approximately 4 million shares of our common stock for approximately $91 million, net of commissions.

Annual Meeting of Stockholders

At our Annual Meeting of Stockholders, held on July 28, 2011, our stockholders approved (1) an amendment to our 2000 Equity Incentive Plan (the “Equity Plan”) to increase the number of shares authorized for issuance under the Equity Plan by 10 million shares and (2) an amendment to the ESPP to increase the number of shares authorized under the ESPP by 3.5 million shares.

(14) COMPREHENSIVE INCOME (LOSS)

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

The change in the components of comprehensive income (loss), net of related immaterial taxes, for the three months ended June 30, 2011 and 2010 is summarized as follows (in millions):

	Three Months Ended June 30,
	2011	2010
Net income	$221	$96

Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale securities	13	(89)
Reclassification adjustment for realized losses on available-for-sale securities	—	5
Change in unrealized gains on derivative instruments	—	(1)
Reclassification adjustment for realized losses on derivative instruments	2	1
Foreign currency translation adjustments	6	(31)

Total other comprehensive income (loss)	21	(115)

Total comprehensive income (loss)	$242	$(19)

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

	Three Months Ended June 30,
(In millions, except per share data)	2011	2010
Net income	$221	$96

Shares used to compute net income per share:
Weighted-average common stock outstanding - basic	331	328
Dilutive potential common shares	6	4

Weighted-average common stock outstanding - diluted	337	332

Net income per share:
Basic	$0.67	$0.29
Diluted	$0.66	$0.29

Options to purchase restricted stock units and restricted stock to be released in the amount of 12 million shares and 20 million shares of common stock were excluded from the computation of diluted shares for the three months ended June 30, 2011 and 2010, respectively, as their inclusion would have had an antidilutive effect. For the three months ended June 30, 2011 and 2010, the weighted-average exercise prices of these shares were $29.95 and $23.01 per share, respectively.

(16) SEGMENT INFORMATION

Our reporting segments are based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.

Our business is currently organized around three operating labels, EA Games, EA SPORTS and EA Play, as well as EA Interactive. Our CODM regularly receives separate financial information for distinct businesses within the EA Interactive organization, including EA Mobile, the combined results of Pogo and Playfish, and Hasbro. Accordingly, in assessing performance and allocating resources, our CODM reviews the results of our three Labels, as well as the operating segments in EA Interactive, including EA Mobile, the combined results of Pogo and Playfish, and Hasbro. Due to their similar economic characteristics, products, and distribution methods, EA Games, EA SPORTS, EA Play, and Hasbro’s results are aggregated into one Reportable Segment (the “Label segment”) as shown below. The remaining operating segments’ results are not material for separate disclosure and are included in the reconciliation of Label segment profit (loss) to our consolidated operating income below. In addition to assessing performance and allocating resources based on our operating segments as described herein, to a lesser degree, our CODM also reviews results based on geographic performance.

The following table summarizes the financial performance of the Label segment and a reconciliation of the Label segment’s profit (loss) to our consolidated operating income for the three months ended June 30, 2011 and 2010 (in millions):

	Three Months Ended June 30,
	2011	2010
Label segment:
Net revenue before revenue deferral	$409	$430
Depreciation and amortization	(11)	(11)
Other expenses	(445)	(416)

Label segment profit (loss)	(47)	3
Reconciliation to consolidated operating income:
Other:
Revenue deferral	(250)	(318)
Recognition of revenue deferral	725	594
Other net revenue	115	109
Depreciation and amortization	(30)	(35)
Other expenses	(286)	(255)

Consolidated operating income	$227	$98

Label segment profit (loss) differs from consolidated operating income primarily due to the exclusion of (1) certain corporate and other functional costs that are not allocated to the Labels, (2) the deferral of certain net revenue related to online-enabled packaged goods and digital content (see Note 10 of the Notes to Condensed Consolidated Financial Statements), and (3) the results of EA Mobile, the combined results of Pogo and Playfish, and our Switzerland distribution revenue that has not been allocated to the Labels. Our CODM reviews assets on a consolidated basis and not on a segment basis.

Information about our total net revenue by platform for the three months ended June 30, 2011 and 2010 is presented below (in millions):

	Three Months Ended June 30,
	2011	2010
Consoles
Xbox 360	$345	$262
PLAYSTATION 3	308	209
Wii	42	40
PlayStation 2	3	11

Total consoles	698	522

PC	205	186

Mobile and handhelds
Mobile	57	52
PSP	11	19
Nintendo DS	8	11

Total mobile and handhelds	76	82

Other	20	25

Total net revenue	$999	$815

Information about our operations in North America, Europe and Asia as of and for the three months ended June 30, 2011 and 2010 is presented below (in millions):

	Three Months Ended June 30,
	2011	2010
Net revenue from unaffiliated customers
North America	$501	$451
Europe	438	317
Asia	60	47

Total	$999	$815

	As of June 30,
	2011	2010
Long-lived assets
North America	$1,289	$1,325
Europe	440	432
Asia	53	34

Total	$1,782	$1,791

Our direct sales to GameStop Corp. represented approximately 18 percent and 14 percent of total net revenue for the three months ended June 30, 2011 and 2010, respectively. Our direct sales to Wal-Mart Stores Inc. did not exceed 10 percent of total net revenue for the three months ended June 30, 2011. Our direct sales to Wal-Mart Stores Inc. represented approximately 11 percent of total net revenue for the three months ended June 30, 2010.

(17) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. We do not expect the adoption of ASU 2011-04 to have a material impact on our Condensed Consolidated Financial Statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires one of two alternatives for presenting comprehensive income and eliminates the option to report other comprehensive income and its components as a part of the Consolidated Statements of Stockholders’ Equity. ASU 2011-05 also requires presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for fiscal years and interim periods within those years beginning after December 15, 2011 and is to be applied retrospectively. We do not expect the adoption of ASU 2011-05 to have a material impact on our Condensed Consolidated Financial Statements.

(18) SUBSEQUENT EVENTS

PopCap Games, Inc. Acquisition

On July 11, 2011, we entered into an agreement to acquire all of the outstanding shares of PopCap Games, Inc. Under the terms of the agreement, we will pay (1) approximately $650 million in cash, (2) approximately $100 million in privately placed shares of our common stock to the founders and chief executive officer of PopCap, and (3) up to approximately $50 million in long-term equity retention arrangements in the form of restricted stock unit awards and options to acquire our common stock to be granted over the next four years to PopCap employees joining us. PopCap is a leading provider of games for mobile phones, tablets, PCs, and social network sites. This acquisition accelerates our participation in social gaming and contributes to our digital business. The purchase price is subject to upward adjustment for the amount of unrestricted cash held by PopCap at the closing and downward adjustment for any indebtedness of PopCap and for certain transaction expenses incurred by PopCap in connection with the acquisition.

In addition, we may be required to pay additional variable cash consideration that is contingent upon the achievement of certain performance milestones through December 31, 2013. The additional consideration is limited to a maximum of $550 million.

Offering of $632.5 million 0.75% Convertible Senior Notes Due 2016

On July 14, 2011, we entered into a Purchase Agreement (the “Purchase Agreement”) with Morgan Stanley & Co. LLC, as representative of the initial purchasers (collectively, the “Initial Purchasers”) with respect to the offer and sale of $550 million aggregate principal amount of our 0.75% Convertible Senior Notes due 2016 (the “Firm Notes”). We also granted the Initial Purchasers an option to purchase up to an additional $82.5 million principal amount of notes (the “Additional Notes” and together with the Firm Notes, the “Notes”) solely to cover over-allotments. The Initial Purchasers exercised their option to purchase the maximum amount of the Additional Notes on July 15, 2011. The Purchase Agreement includes customary representations, warranties and covenants. Under the terms of the Purchase Agreement, we have agreed to indemnify the Initial Purchasers against certain liabilities.

Also on July 14, 2011, in connection with the pricing of the Notes, and on July 18, 2011, in connection with the Initial Purchasers’ exercise of their over-allotment option, we entered into privately negotiated convertible note hedge transactions (the “Hedge Transactions”) with certain option counterparties (the “Option Counterparties”). The Hedge Transactions cover, subject to customary anti-dilution adjustments, approximately 19.9 million shares of our common stock, which is equal to the number of shares of our common stock that will initially underlie the Notes. These transactions are expected to reduce the potential dilution with respect to our common stock upon conversion of the Notes. Separately, we have also entered into privately negotiated warrant transactions with the Option Counterparties to purchase, subject to customary anti-dilution adjustments, approximately 19.9 million shares of our common stock, with a strike price of $41.14 (the “Warrant Transactions”). The Warrant Transactions will have a dilutive effect with respect to our common stock to the extent that the market price per share of its common stock exceeds the strike price of the warrants on or prior to the expiration date of the warrants. Our cost of the Hedge Transactions, after taking into account our proceeds from the Warrant Transactions, is approximately $42.3 million.

On July 20, 2011, in connection with the issuance of the Notes, we entered into an Indenture (the “Indenture”) with respect to the Notes with U.S. Bank National Association, as Trustee (the “Trustee”). Under the Indenture, the Notes will be our senior unsecured obligations and will pay interest semiannually at a rate of 0.75 percent per annum. The Notes will be convertible into shares of our common stock at an initial conversion rate of 31.5075 shares per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $31.74 per share). The initial conversion price represents a premium of 35 percent to the $23.51 per share closing price of our common stock on July 14, 2011.

Prior to April 15, 2016, the notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the notes. Interest on the notes will be payable semiannually in arrears at a rate of 0.75 percent per annum on January 15 and July 15 of each year, beginning on January 15, 2012. The notes will mature on July 15, 2016, unless previously purchased or converted in accordance with their terms prior to such date.

The conversion rate is subject to customary anti-dilution adjustments, but will not be adjusted for any accrued and unpaid interest. Following certain corporate events described in the Indenture that occur prior to the maturity date, the conversion rate will be increased for a holder who elects to convert its Notes in connection with such corporate event in certain circumstances. The notes are not redeemable prior to maturity, and no sinking fund is provided for the Notes.

Upon conversion of the Notes, holders will receive cash up to the principal amount of each Note, and any excess conversion value will be delivered in shares of our common stock.

If we undergo a “fundamental change,” as defined in the Indenture, subject to certain conditions, holders may require us to purchase for cash all or any portion of their Notes. The fundamental change purchase price will be 100 percent of the principal amount of the Notes to be purchased plus any accrued and unpaid interest up to but excluding the fundamental change purchase date.

The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25 percent in principal amount of the outstanding Notes may declare 100 percent of the principal and accrued and unpaid interest on all the Notes to be due and payable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Electronic Arts Inc.:

We have reviewed the condensed consolidated balance sheets of Electronic Arts Inc. and subsidiaries (the Company) as of July 2, 2011 and July 3, 2010, the related condensed consolidated statements of operations and cash flows for the three-month periods ended July 2, 2011 and July 3, 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Electronic Arts Inc. and subsidiaries as of April 2, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended (not presented herein); and in our report dated May 24, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 2, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Mountain View, California

August 9, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, made in this Quarterly Report are forward looking. Examples of forward-looking statements include statements related to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, including our intended product releases, and may include certain assumptions that underlie the forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate” (and the negative of any of these terms), “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Our actual results could differ materially from those in the forward-looking statements. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed in this report under the heading “Risk Factors” in Part II, Item 1A, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 as filed with the Securities and Exchange Commission (“SEC”) on May 24, 2011 and in other documents we have filed with the SEC.

OVERVIEW

The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three months ended June 30, 2011, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 as filed with the SEC on May 24, 2011 and in other documents we have filed with the SEC.

About Electronic Arts

We develop, market, publish and distribute game software and content that can be played by consumers on a variety of platforms, including video game consoles (such as the Sony PLAYSTATION 3, Microsoft Xbox 360, and Nintendo Wii), personal computers, mobile phones (such as the Apple iPhone and Google Android compatible phones), tablets and electronic readers (such as the Apple iPad and Amazon Kindle), the Internet, and handheld game players (such as the Sony PlayStation Portable (“PSP”) and the Nintendo DS and 3DS). Some of our games are based on content that we license from others (e.g., FIFA, Madden NFL, Harry Potter, and Hasbro’s toy and game intellectual properties), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims, Need for Speed, and Dead Space). Our goal is to publish titles with global mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., FIFA, Madden NFL, and NCAA Football), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed, and Battlefield) and titles based on long-lived literary and/or movie properties (e.g., Harry Potter).

Financial Results

Total net revenue for the three months ended June 30, 2011 was $999 million, up $184 million as compared to the three months ended June 30, 2010. This increase was primarily the result of higher revenue from distribution products during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. At June 30, 2011, deferred net revenue associated with sales of online-enabled packaged goods and digital content decreased by $475 million as compared to March 31, 2011, directly increasing the amount of reported net revenue during the three months ended June 30, 2011. At June 30, 2010, deferred revenue associated with sales of online-enabled packaged goods and digital content decreased by $276 million as compared to March 31, 2010, directly increasing the amount of reported net revenue during the three months ended June 30, 2010. Without these changes in deferred net revenue, reported net revenue would have decreased by approximately $15 million during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Net revenue for the three months ended June 30, 2011, was driven by Portal 2, FIFA 2011, and Need For Speed: Hot Pursuit.

Net income for the three months ended June 30, 2011 was $221 million as compared to a net income of $96 million for the three months ended June 30, 2010. Diluted earnings per share for the three months ended June 30, 2011 was $0.66 as compared to diluted earnings per share of $0.29 for the three months ended June 30, 2010. Net income increased during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 primarily as a result of a $166 million increase in gross profit due to a decrease in deferred net revenue. This increase was partially offset by (1) a $16 million increase in restructuring and other charges primarily from our fiscal 2011 restructuring, (2) a $13 million increase in marketing and sales expenses, and (3) a $12 million increase in our income tax provision.

Cash used in operating activities increased $126 million during the three months ended June 30, 2011 as compared to three months ended June 30, 2010 primarily due to royalty payments.

Trends in Our Business

Digital Content Distribution and Services. Consumers are spending an ever-increasing portion of their money and time on interactive entertainment that is accessible online, or through mobile digital devices such as smart phones, or through social networks such as Facebook. We offer a variety of online-delivered products and services. Many of our games that are available as packaged goods products are also available through direct online download through the Internet. We also offer online-delivered content and services that are add-ons or related to our packaged goods products such as additional game content or enhancements of multiplayer services. Further, we offer other games, content and services that are available only via electronic delivery, such as Internet-only games and game services, and games for mobile devices.

Advances in mobile technology have resulted in a variety of new and evolving devices that are being used to play games by an ever-broadening base of consumers. We have responded to these advances in technology and consumer acceptance of digital distribution by offering different sales models, such as subscription services, online downloads for a one-time fee, and advertising-supported free-to-play games and game sites. In addition, we offer our consumers the ability to play a game across platforms on multiple devices. We significantly increased the revenue that we derive from wireless, Internet-derived and advertising (digital) products and services from $176 million during the three months ended June 30, 2010 to $232 million during the three months ended June 30, 2011 and we expect this portion of our business to continue to grow in the current fiscal year and beyond.

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

Concentration of Sales Among the Most Popular Games. We see a larger portion of packaged goods games sales concentrated on the most popular titles, and that those titles are typically sequels of prior games. We have responded to this trend by significantly reducing the number of games that we produce from 54 primary titles in fiscal year 2010 to 36 primary titles in fiscal year 2011. In fiscal year 2012, we expect to release 22 primary titles. Consequently, we have decreased the number of third-party games that we distribute, which have lower margins.

Catalog Sales. The video game industry is experiencing a change in retail sales patterns, which is decreasing revenue from catalog sales (sales of games in the periods subsequent to the quarter in which the title was launched). Currently, many console games experience sales cycles that are shorter than in the past. To mitigate this trend, we offer our consumers a direct-to-consumer service (such as “head-to-head” play or other multiplayer options) and/or additional content available through online services to further enhance the gaming experience and extend the time that consumers play our games after their initial purchase. We anticipate that in some cases these additional online services will also generate revenue to mitigate the effect of reduced catalog sales.

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

Recent Developments

PopCap Games, Inc. Acquisition. On July 11, 2011, we entered into an agreement to acquire all of the outstanding shares of PopCap Games, Inc. Under the terms of the agreement, we will pay (1) approximately $650 million in cash, (2) approximately $100 million in privately placed shares of our common stock to the founders and chief executive officer of PopCap, and (3) up to approximately $50 million in long-term equity retention arrangements in the form of restricted stock unit awards and options to acquire our common stock to be granted over the next four years to PopCap employees joining us. PopCap is a leading provider of games for mobile phones, tablets, PCs, and social network sites. This acquisition accelerates our participation in social gaming and contributes to our digital business. The purchase price is subject to upward adjustment for the amount of unrestricted cash held by PopCap at the closing and downward adjustment for any indebtedness of PopCap and for certain transaction expenses incurred by PopCap in connection with the acquisition.

In addition, we may be required to pay additional variable cash consideration that is contingent upon the achievement of certain performance milestones through December 31, 2013. The additional consideration is limited to a maximum of $550 million.

Offering of $632.5 million 0.75% Convertible Senior Notes Due 2016. On July 14, 2011, we entered into a Purchase Agreement (the “Purchase Agreement”) with Morgan Stanley & Co. LLC, as representative of the initial purchasers (collectively, the “Initial Purchasers”) with respect to the offer and sale of $550 million aggregate principal amount of our 0.75% Convertible Senior Notes due 2016 (the “Firm Notes”). We also granted the Initial Purchasers an option to purchase up to an additional $82.5 million principal amount of notes (the “Additional Notes” and together with the Firm Notes, the “Notes”) solely to cover over-allotments. The Initial Purchasers exercised their option to purchase the maximum amount of the Additional Notes on July 15, 2011. The Purchase Agreement includes customary representations, warranties and covenants. Under the terms of the Purchase Agreement, we have agreed to indemnify the Initial Purchasers against certain liabilities.

Also on July 14, 2011, in connection with the pricing of the Notes, and on July 18, 2011, in connection with the Initial Purchasers’ exercise of their over-allotment option, we entered into privately negotiated convertible note hedge transactions (the “Hedge Transactions”) with certain option counterparties (the “Option Counterparties”). The Hedge Transactions cover, subject to customary anti-dilution adjustments, approximately 19.9 million shares of our common stock, which is equal to the number of shares of our common stock that will initially underlie the Notes. These transactions are expected to reduce the potential dilution with respect to our common stock upon conversion of the Notes. Separately, we have also entered into privately negotiated warrant transactions with the Option Counterparties to purchase, subject to customary anti-dilution adjustments, approximately 19.9 million shares of our common stock, with a strike price of $41.14 (the “Warrant Transactions”). The Warrant Transactions will have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants on or prior to the expiration date of the warrants. Our cost of the Hedge Transactions, after taking into account our proceeds from the Warrant Transactions, is approximately $42.3 million.

On July 20, 2011, in connection with the issuance of the Notes, we entered into an Indenture (the “Indenture”) with respect to the Notes with U.S. Bank National Association, as Trustee (the “Trustee”). Under the Indenture, the Notes will be our senior unsecured obligations and will pay interest semiannually at a rate of 0.75 percent per annum. The Notes will be convertible into shares of our common stock at an initial conversion rate of 31.5075 shares per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $31.74 per share). The initial conversion price represents a premium of 35 percent to the $23.51 per share closing price of our common stock on July 14, 2011.

Prior to April 15, 2016, the notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the notes. Interest on the notes will be payable semiannually in arrears at a rate of 0.75 percent per annum on January 15 and July 15 of each year, beginning on January 15, 2012. The notes will mature on July 15, 2016, unless previously purchased or converted in accordance with their terms prior to such date.

The conversion rate is subject to customary anti-dilution adjustments, but will not be adjusted for any accrued and unpaid interest. Following certain corporate events described in the Indenture that occur prior to the maturity date, the conversion rate will be increased for a holder who elects to convert its Notes in connection with such corporate event in certain circumstances. The notes are not redeemable prior to maturity, and no sinking fund is provided for the Notes.

Upon conversion of the Notes, holders will receive cash up to the principal amount of each Note, and any excess conversion value will be delivered in shares of our common stock.

If we undergo a “fundamental change,” as defined in the Indenture, subject to certain conditions, holders may require us to purchase for cash all or any portion of their Notes. The fundamental change purchase price will be 100 percent of the principal amount of the Notes to be purchased plus any accrued and unpaid interest up to but excluding the fundamental change purchase date.

The Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25 percent in principal amount of the outstanding Notes may declare 100 percent of the principal and accrued and unpaid interest on all the Notes to be due and payable.

Stock Repurchase Program. In February 2011, we announced that our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the next 18 months. As of June 30, 2011, we had repurchased $149 million of our common stock, or approximately 7.1 million shares, in the open market since the commencement of the program, including pursuant to pre-arranged stock trading plans.

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

International Operations and Foreign Currency Exchange Impact. International sales (revenue derived from countries other than Canada and the United States), are a fundamental part of our business. Net revenue from international sales accounted for approximately 50 percent of our total net revenue during the three months ended June 30, 2011 and approximately 45 percent of our total net revenue during the three months ended June 30, 2010. Our net revenue is impacted by foreign exchange rates during the reporting period associated with net revenue before revenue deferral, as well as the foreign exchange rates associated with the recognition of deferred net revenue of online-enabled packaged goods and digital content that were established at the time we recorded this deferred net revenue on our Condensed Consolidated Balance Sheets. The foreign exchange rates during the reporting period may not always move in the same direction as the foreign exchange rate impact associated with the recognition of deferred net revenue of online-enabled packaged goods and digital content. During the three months ended June 30, 2011, foreign exchange rates had an overall favorable impact on our net revenue of approximately $20 million, or 2 percent. In addition, our international investments and our cash and cash equivalents denominated in foreign currencies are subject to fluctuations in foreign currency exchange rates. If the U.S. dollar strengthens against these currencies, then foreign exchange rates may have an unfavorable impact on our results of operations and our financial condition.

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

Revenue Recognition, Sales Returns, Allowances and Bad Debt Reserves

We derive revenue principally from sales of interactive software games (1) on video game consoles (such as the Sony PLAYSTATION 3, Microsoft Xbox 360, and Nintendo Wii), PCs, and handheld game players (such as the Sony PSP and Nintendo DS and 3DS), (2) on mobile devices (such as cellular and smart phones including the Apple iPhone), (3) on tablets such as the Apple iPad, and (4) from software products and content and online services associated with these products. We evaluate revenue recognition based on the criteria set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, Software: Revenue Recognition, and Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104, Revenue Recognition. We evaluate and recognize revenue when all four of the following criteria are met:

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

On April 3, 2011 we adopted the ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements and ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements that Include Software Elements.

ASU 2009-13 modifies the fair value requirements of ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence and third-party evidence for determining the selling price of a deliverable for non-software arrangements. It establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (1) vendor-specific objective evidence, (2) third-party evidence, or (3) estimates. In addition, the residual method of allocating arrangement consideration is no longer permitted.

ASU 2009-14 modifies the scope of ASC subtopic 985-605, Software-Revenue Recognition, to exclude from its requirements non-software components of tangible products and software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.

The adoption of ASU 2009-13 and ASU 2009-14 did not have a material impact on our Condensed Consolidated Financial Statements as substantially all of our revenue arrangements with multiple deliverables remain under ASC 985-605. As certain of our revenue arrangements include software and hardware deliverables (such as peripherals or other ancillary collectors’ items sold together with the physical “boxed” software), the new accounting principles would apply to these types of arrangements. The new accounting principles establish a selling price hierarchy for determining the selling price of a deliverable and require the application of the relative selling price method to allocate the arrangement consideration to each deliverable in a multiple element arrangement. As of the quarter ended June 30, 2011, we do not have significant revenue arrangements that require our best estimate of selling price.

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

In certain countries, from time to time, we decide to provide price protection for our software products. When evaluating the adequacy of sales returns and price protection allowances, we analyze historical returns, current sell-through of distributor and retailer inventory of our software products, current trends in retail and the video game industry, changes in customer demand and acceptance of our software products, and other related factors. In addition, we monitor the volume of sales to our channel partners and their inventories, as substantial overstocking in the distribution channel could result in higher returns and/or price protection costs in subsequent periods.

In the future, actual returns and price protections may materially exceed our estimates as unsold software products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing software products. While we believe we can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, our returns and price protection reserves would change, which would impact the total net revenue we report. For example, if actual returns and/or price protection were significantly greater than the reserves we have established, this would decrease our reported total net revenue. Conversely, if actual returns and/or price protection were significantly less than our reserves, this would increase our reported total net revenue. In addition, if our estimates of returns and price protection related to online-enabled packaged goods software products change, the amount of deferred net revenue we recognize in the future would change.

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

Assessment of Impairment of Goodwill, Intangibles, and Other Long-Lived Assets. Current accounting standards require that we assess the recoverability of our finite lived acquisition-related intangible assets and other long-lived assets whenever events or changes in circumstances indicate the remaining value of the assets recorded on our Condensed Consolidated Balance Sheets is potentially impaired. In order to determine if a potential impairment has occurred, management must make various assumptions about the estimated fair value of the asset by evaluating future business prospects and estimated future cash flows. For some assets, our estimated fair value is dependent upon predicting which of our products will be successful. This success is dependent upon several factors, which are beyond our control, such as which platforms will be successful in the marketplace. Also, our revenue and earnings are dependent on our ability to meet our product release schedules.

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

Assessment of Impairment of Short-Term Investments and Marketable Equity Securities. We periodically review our short-term investments and marketable equity securities for impairment. Our short-term investments consist of securities with remaining maturities greater than three months at the time of purchase and our marketable equity securities consist of investments in common stock of publicly traded companies, both are accounted for as available-for-sale securities. Unrealized gains and losses on our short-term investments and marketable equity securities are recorded as a component of accumulated other comprehensive income in stockholders’ equity, net of tax, until either (1) the security is sold, (2) the security has matured, or (3) we determine that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. Realized gains and losses on our short-term investments and marketable equity securities are calculated based on the specific identification method and are reclassified from accumulated other comprehensive income to interest and other income, net, and loss on strategic investments, respectively. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, any contractual terms impacting the prepayment or settlement process, as well as, if we would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery. Our ongoing consideration of these factors could result in impairment charges in the future, which could have a material impact on our financial results.

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

We determine the fair value of our share-based payment awards as follows:

•

Restricted Stock Units, Restricted Stock, and Performance-Based Restricted Stock Units. The fair value of restricted stock units, restricted stock, and performance-based restricted stock units (other than market-based restricted stock units) is determined based on the quoted market price of our common stock on the date of grant. Performance-based restricted stock units include grants made (1) to certain members of executive management primarily granted in fiscal year 2008 and (2) in connection with certain acquisitions.

•

Market-Based Restricted Stock Units. Market-based restricted stock units consist of grants of performance-based restricted stock units granted during the three months ended June 30, 2011 to certain members of executive management (referred to herein as “market-based restricted stock units”). The fair value of our market-based restricted stock units is determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient.

•

Stock Options and Employee Stock Purchase Plan. The fair value of stock options and stock purchase rights granted pursuant to our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”), respectively is determined using the Black-Scholes valuation model based on the multiple-award valuation method. Key assumptions of the Black-Scholes valuation model are the risk-free interest rate, expected volatility, expected term and expected dividends.

The determination of the fair value of market-based restricted stock units, stock options and ESPP is affected by assumptions regarding subjective and complex variables. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes.

Employee stock-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to stock-based compensation expense will be recognized at that time.

Changes to our assumptions used in the Black-Scholes option valuation or the Monte-Carlo simulation model calculations and our forfeiture rate, as well as future equity granted or assumed through acquisitions could significantly impact the compensation expense we recognize.

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

RESULTS OF OPERATIONS

Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2012 and 2011 contain 52 weeks each and ends or ended, as the case may be, on March 31, 2012 and April 2, 2011, respectively. Our results of operations for the three months ended June 30, 2011 and 2010 contained 13 weeks each, and ended on July 2, 2011 and July 3, 2010, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

Net Revenue

Net revenue consists of sales generated from (1) video games sold as packaged goods and designed for play on hardware consoles (such as the Sony PLAYSTATION 3, Microsoft Xbox 360 and Nintendo Wii), PCs, and handheld game players (such as the Sony PSP and Nintendo DS and 3DS), (2) video games for mobile devices (such as cellular and smart phones including the Apple iPhone), (3) video games for tablets such as the Apple iPad, (4) software products and content and online services associated with these products, (5) programming third-party websites with our game content, (6) allowing other companies to manufacture and sell our products in conjunction with other products, and (7) advertisements on our online web pages and in our games.

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

From a geographical perspective, our total Net Revenue for the three months ended June 30, 2011 and 2010 was as follows (in millions):

	Three Months Ended June 30,
	2011				2010
	North America	Europe	Asia	Total	North America	Europe	Asia	Total
Net Revenue before Revenue Deferral	$261	$223	$40	$524	$267	$236	$36	$539
Revenue Deferral	(111)	(120)	(19)	(250)	(135)	(159)	(24)	(318)
Recognition of Revenue Deferral	351	335	39	725	319	240	35	594

Net Revenue	$501	$438	$60	$999	$451	$317	$47	$815

Worldwide

For the three months ended June 30, 2011, Net Revenue before Revenue Deferral was $524 million, driven by Portal 2, FIFA 11, and Crysis 2. Net Revenue before Revenue Deferral for the three months ended June 30, 2011 decreased $15 million, or 3 percent, as compared to the three months ended June 30, 2010. This decrease was driven by a $139 million decrease from FIFA World Cup and Skate franchises. This decrease was partially offset by a $127 million increase from the Portal and FIFA franchises.

Revenue Deferral for the three months ended June 30, 2011 decreased $68 million, or 21 percent, as compared to the three months ended June 30, 2010. This decrease was primarily due to a decrease in sales of online-enabled products with an obligation to provide future incremental unspecified digital content on a when and if available basis during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. This decrease was driven by a $153 million decrease from the FIFA World Cup, Skate, and Battlefield franchises. This decrease was partially offset by an $88 million increase from the FIFA, Crysis, and Alice franchises.

Recognition of Revenue Deferral for the three months ended June 30, 2011 increased $131 million, or 22 percent, as compared to the three months ended June 30, 2010. This increase was primarily due to the Recognition of Revenue Deferral during the three months ended June 30, 2011 associated with the sales of online-enabled products with an obligation to provide future incremental unspecified digital content on a when and if available basis during the last half of fiscal year 2011, with less comparable recognition during the three months ended June 30, 2010. This increase was driven by a $251 million increase from the Need for Speed, Crysis, Dead Space, and Medal of Honor franchises, as well as Bulletstorm. This increase was partially offset by a $120 million decrease from the Battlefield and Mass Effect franchises.

For the three months ended June 30, 2011, Net Revenue was $999 million, driven by Portal 2, FIFA 11, and Need for Speed Hot Pursuit. Net Revenue for the three months ended June 30, 2011 increased $184 million, or 23 percent, as compared to the three months ended June 30, 2010. This increase was driven by a $285 million increase from the Portal, Need for Speed, Crysis, and Dead Space franchises. This increase was partially offset by a $121 million decrease from the Battlefield and Mass Effect franchises.

North America

For the three months ended June 30, 2011, Net Revenue before Revenue Deferral in North America was $261 million, driven by Portal 2, FIFA 11, and Alice: Madness Returns. Net Revenue before Revenue Deferral for the three months ended June 30, 2011 decreased $6 million, or 2 percent, as compared to the three months ended June 30, 2010. This decrease was driven by an $81 million decrease from the FIFA World Cup, Skate, Rock Band, and Battlefield franchises. This decrease was partially offset by a $72 million increase from the Portal and Alice franchises.

Revenue Deferral for the three months ended June 30, 2011 decreased $24 million, or 18 percent, as compared to the three months ended June 30, 2010. This decrease was driven by a $63 million decrease from the FIFA World Cup, Skate, and Battlefield franchises. This decrease was partially offset by a $39 million increase from the Alice, Crysis, FIFA, and The Sims franchises.

Recognition of Revenue Deferral for the three months ended June 30, 2011 increased $32 million, or 10 percent, as compared to the three months ended June 30, 2010. This increase was driven by a $97 million increase from the Need for Speed, Crysis, and Dead Space franchises as well as Bulletstorm. This increase was partially offset by a $70 million decrease from the Battlefield and Mass Effect franchises.

For the three months ended June 30, 2011, Net Revenue in North America was $501 million, driven by Portal 2, Need for Speed Hot Pursuit, and Madden 11. Net Revenue for the three months ended June 30, 2011 increased $50 million, or 11 percent, as compared to the three months ended June 30, 2010. This increase was driven by a $117 million increase from the Portal, Need for Speed, and Crysis franchises. This increase was partially offset by a $71 million decrease from the Battlefield and Mass Effect franchises.

Europe

For the three months ended June 30, 2011, Net Revenue before Revenue Deferral in Europe was $223 million, driven by FIFA 11, Portal 2, and Crysis 2. Net Revenue before Revenue Deferral for the three months ended June 30, 2011 decreased $13 million, or 6 percent, as compared to the three months ended June 30, 2010. This decrease was driven by a $73 million decrease from the FIFA World Cup and Skate franchises. This decrease was partially offset by a $65 million increase from the Portal, FIFA, and Crysis franchises. We estimate that foreign exchange rates (primarily the Swiss Franc and British Pound) increased reported Net Revenue before Revenue Deferral by approximately $15 million, or 6 percent, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral decreased by approximately $28 million, or 12 percent, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Revenue Deferral for three months ended June 30, 2011 decreased by $39 million, or 25 percent, as compared to three months ended June 30, 2010. This decrease was driven by a $75 million decrease from the FIFA World Cup, Skate, and Battlefield franchises. This decrease was partially offset by a $38 million increase from the FIFA and Crysis franchises.

Recognition of Revenue Deferral for the three months ended June 30, 2011 increased $95 million, or 40 percent, as compared to the three months ended June 30, 2010. This increase was driven by a $125 million increase from the Need for Speed, Crysis, Dead Space, Medal of Honor and FIFA franchises. This increase was partially offset by a $47 million decrease from the Battlefield and FIFA World Cup franchises.

For the three months ended June 30, 2011, Net Revenue in Europe was $438 million, driven by FIFA 11, Need for Speed Hot Pursuit, and Crysis 2. Net Revenue for the three months ended June 30, 2011 increased $121 million, or 38 percent, as compared to the three months ended June 30, 2010. This increase was driven by a $141 million increase from the Need for Speed, Crysis, Portal, Dead Space, and Medal of Honor franchises. This increase was partially offset by a $48 million decrease from the Battlefield and FIFA World Cup franchises. We estimate that foreign exchange rates (primarily the Swiss Franc and British Pound) increased reported Net Revenue by approximately $9 million, or 3 percent, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that Net Revenue increased by approximately $112 million, or 35 percent, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Asia

For the three months ended June 30, 2011, Net Revenue before Revenue Deferral in Asia was $40 million, driven by Portal 2, EA SPORTS FIFA Online 2 and Crysis 2. Net Revenue before Revenue Deferral for the three months ended June 30, 2011 increased by $4 million, or 11 percent, as compared to the three months ended June 30, 2010. This increase was driven by a $17 million increase from the Portal, Crysis, FIFA, and Alice franchises. This increase was partially offset by a $13 million decrease from the FIFA World Cup and Battlefield franchises. We estimate that foreign exchange rates (primarily the Australian Dollar) increased reported Net Revenue before Revenue Deferral by approximately $5 million, or 14 percent, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral decreased by approximately $1 million, or 3 percent, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Revenue Deferral for the three months ended June 30, 2011 decreased $5 million, or 21 percent, as compared to the three months ended June 30, 2010. This decrease was driven by a $15 million decrease from the FIFA World Cup, Battlefield, and Skate franchises. This decrease was partially offset by a $10 million increase from the Crysis, Alice, FIFA, and The Sims franchises.

Recognition of Revenue Deferral for the three months ended June 30, 2011 increased $4 million, or 11 percent, as compared to the three months ended June 30, 2010. This increase was driven by a $16 million increase from the Crysis, Need for Speed, Dead Space, and Medal of Honor franchises. This increase was partially offset by a $12 million decrease from the Battlefield and FIFA World Cup franchises and Dante’s Inferno.

For the three months ended June 30, 2011, Net Revenue in Asia was $60 million, driven by Portal 2, Crysis 2, and EA SPORTS FIFA Online 2. Net Revenue for the three months ended June 30, 2011 increased by $13 million, or 28 percent, as compared to the three months ended June 30, 2010. This increase was driven by a $22 million increase from the Portal, Crysis, Need for Speed, Dead Space, and The Sims franchises. This increase was partially offset by a $9 million decrease from the Battlefield and FIFA World Cup franchises. We estimate that foreign exchange rates (primarily the Australian Dollar) increased reported Net Revenue by approximately $11 million, or 23 percent, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that Net Revenue increased by approximately $2 million, or 4 percent, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

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

Cost of goods sold for the three months ended June 30, 2011 and 2010 was as follows (in millions):

June 30, 2011	% of Net Revenue	June 30, 2010	% of Net Revenue	% Change	Change as a % of Net Revenue
$240	24.0%	$222	27.2%	8.1%	(3.2%)

During the three months ended June 30, 2011, cost of goods sold decreased by 3.2 percent as a percentage of total net revenue as compared to the three months ended June 30, 2010. This decrease as a percentage of net revenue was primarily due to a $199 million increase in the net amount recognized from deferred net revenue during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 related to certain online-enabled packaged goods and digital content, which positively impacted gross profit as a percent of total net revenue by 7.8 percent. This decrease was significantly offset by a greater percentage of net revenue from co-publishing and distribution products, which have a lower margin than our EA studio and digital products, which negatively impacted gross profit as a percentage of total revenue by approximately 6.0 percent.

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs, related overhead costs and advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.

Marketing and sales expenses for the three months ended June 30, 2011 and 2010 were as follows (in millions):

June 30, 2011	% of Net Revenue	June 30, 2010	% of Net Revenue	$ Change	% Change
$140	14%	$127	16%	$13	10%

Marketing and sales expenses increased by $13 million, or 10 percent, during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010 primarily due to a $10 million increase in personnel-related costs resulting from an increase in headcount.

General and Administrative

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.

General and administrative expenses for the three months ended June 30, 2011 and 2010 were as follows (in millions):

June 30, 2011	% of Net Revenue	June 30, 2010	% of Net Revenue	$ Change	% Change
$74	7%	$74	9%	$—	—

General and administrative expenses were flat during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. Contracted services costs increased by $5 million related to the support of business development projects offset by lower personnel- and facilities-related costs.

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

Research and development expenses for the three months ended June 30, 2011 and 2010 were as follows (in millions):

June 30, 2011	% of Net Revenue	June 30, 2010	% of Net Revenue	$ Change	% Change
$285	29%	$275	34%	$10	4%

Research and development expenses increase by $10 million, or 4 percent, during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010 due to a $16 million increase in additional personnel-related costs primarily resulting from an increase in headcount in connection with recent acquisitions offset by a decrease of $7 million in stock-based compensation expense.

Restructuring and Other Charges

Restructuring and other charges for the three months ended June 30, 2011 and 2010 were as follows (in millions):

June 30, 2011	% of Net Revenue	June 30, 2010	% of Net Revenue	$ Change	% Change
$18	2%	$2	—	$16	800%

Fiscal 2011 Restructuring

During the three months ended June 30, 2011, we incurred charges of $16 million primarily due to adjustments to the estimated loss for the amendment of certain licensing agreements. During the remainder of fiscal year 2012, we anticipate incurring approximately $5 million of restructuring charges related to the fiscal 2011 restructuring (primarily interest expense accretion).

Overall, including $164 million in charges incurred through June 30, 2011, we expect to incur total cash and non-cash charges between $180 million and $190 million by June 2016. These charges will consist primarily of (1) charges, including accretion of interest expense, related to the amendment of certain licensing and developer agreements and other intangible asset impairment costs (approximately $170 million) and (2) employee-related costs (approximately $15 million).

Loss on Strategic Investments

During the three months ended June 30, 2010, we recognized an impairment charge and realized a loss from the sale of our investment in The9 of $5 million. We did not recognize any impairment charges or losses during the three months ended June 30, 2011 on our marketable equity securities.

Income Taxes

Provision for (benefit from) income taxes for the three months ended June 30, 2011 and 2010 were as follows (in millions):

June 30, 2011	Effective Tax Rate	June 30, 2010	Effective Tax Rate	% Change
$9	3.9%	$(3)	(3.4%)	(400%)

The tax provision reported for the three months ended June 30, 2011 is based on our projected annual effective tax rate for fiscal year 2012, and also includes certain discrete tax benefits recorded during the period. Our effective tax rates for the three months ended June 30, 2011 and June 30, 2010 were a tax provision of 3.9 percent and a tax benefit of 3.4 percent, respectively. The effective tax rate for the three months ended June 30, 2011 differs from the statutory rate of 35.0 percent primarily due to the utilization of U.S. deferred tax assets which were subject to a valuation allowance and non-U.S. profits subject to a reduced or zero tax rate. The effective tax rate for the three months ended June 30, 2011 differs from the same period in fiscal year 2011 primarily due to greater tax benefits recorded in fiscal year 2011 related to the expiration of statutes of limitations.

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

Impact of Recently Issued Accounting Standards

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. We do not expect the adoption of ASU 2011-04 to have a material impact on our Condensed Consolidated Financial Statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires one of two alternatives for presenting comprehensive income and eliminates the option to report other comprehensive income and its components as a part of the Consolidated Statements of Stockholders’ Equity. ASU 2011-05 also requires presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for fiscal years and interim periods within those years beginning after December 15, 2011 and is to be applied retrospectively. We do not expect the adoption of ASU 2011-05 to have a material impact on our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of June 30, 2011	As of March 31, 2011	Increase / (Decrease)
Cash and cash equivalents	$1,173	$1,579	$(406)
Short-term investments	503	497	6
Marketable equity securities	172	161	11

Total	$1,848	$2,237	$(389)

Percentage of total assets	42%	45%

	Three months Ended June 30,		Increase / (Decrease)
(In millions)	2011	2010
Cash used in operating activities	$(274)	$(148)	$(126)
Cash used in investing activities	(64)	(53)	(11)
Cash provided by (used in) financing activities	(75)	1	(76)
Effect of foreign exchange on cash and cash equivalents	7	(16)	23

Net decrease in cash and cash equivalents	$(406)	$(216)	$(190)

Changes in Cash Flow

Operating Activities. Cash used in operating activities increased $126 million during the three months ended June 30, 2011 as compared to three months ended June 30, 2010 primarily due to royalty payments.

Investing Activities. Cash used in investing activities increased $11 million during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 primarily due to (1) $25 million in cash used for acquisitions during the three months ended June 30, 2011, (2) a $21 million increase in capital expenditures, and (3) a $15 million decrease in proceeds received from the maturities and sale of short-term investments. These items were partially offset by $58 million decrease in purchase of short-term investments.

Financing Activities. Cash provided by financing activities decreased $76 million during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 primarily due to $91 million, net of commissions, in cash paid for the repurchase and retirement of our common stock during the three months ended June 30, 2011.

Short-term Investments and Marketable Equity Securities

Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of June 30, 2011, our short-term investments had gross unrealized gains of $3 million, or 1 percent of the total in short-term investments, and gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

The fair value of our marketable equity securities increased to $172 million as of June 30, 2011 from $161 million as of March 31, 2011 primarily due to an increase in the value of our investment in Neowiz.

Restricted Cash and Contingent Consideration

In connection with our acquisitions of Playfish and Chillingo, we may be required to pay an additional $110 million of cash consideration, of which $100 million was deposited into an escrow account. As this deposit is restricted in nature, it is excluded from cash and cash equivalents. This cash consideration is based upon the achievement of certain performance milestones through March 31, 2014. Through the three months ended June 30, 2011, no distributions were made from the restricted cash amount. As of June 30, 2011, we have accrued $53 million of contingent consideration on our Condensed Consolidated Balance Sheet.

Fiscal 2011 Restructuring

In connection with our fiscal 2011 restructuring plan, we expect to incur cash expenditures through June 2016 of approximately (1) $39 million during the remainder of fiscal year 2012, (2) $27 million in fiscal year 2013, (3) $26 million in fiscal year 2014, (4) $18 million in fiscal year 2015, and (5) $16 million thereafter. The actual cash expenditures are variable as they will be dependent upon the actual revenue we generate from certain games.

Financing Arrangement

On July 20, 2011, we completed the offer and sale of $632.5 million aggregate principal amount of our 0.75% Convertible Senior Notes due 2016. Additionally, we entered into Hedge Transactions with Option Counterparties. The Hedge Transactions cover, subject to customary anti-dilution adjustments, approximately 19.9 million shares of our common stock, which is equal to the number of shares of our common stock that will initially underlie the Notes. These transactions are expected to reduce the potential dilution with respect to our common stock upon conversion of the Notes. Separately, we also has entered into Warrant Transactions with the Option Counterparties to purchase, subject to customary anti-dilution adjustments, approximately 19.9 million shares of our common stock, with a strike price of $41.14. The Warrant Transactions will have a dilutive effect with respect to our common stock to the extent that the market price per share of its common stock exceeds the strike price of the warrants on or prior to the expiration date of the warrants. Our cost of the Hedge Transactions, after taking into account our proceeds from the Warrant Transactions, is approximately $42.3 million. See Note 18 for additional detail regarding the financing arrangement.

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

As of June 30, 2011, approximately $758 million of our cash, cash equivalents, and short-term investments and $76 million of our marketable equity securities were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

In February 2011, our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the next 18 months. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time.

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

In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation, FAPL (Football Association Premier League Limited), and DFL Deutsche Fußball Liga GmbH (German Soccer League) (professional soccer); National Basketball Association (professional basketball); PGA TOUR and Tiger Woods (professional golf); National Hockey League and NHL Players’ Association (professional hockey); Warner Bros. (Harry Potter); National Football League Properties, PLAYERS Inc., and Red Bear Inc. (professional football); Collegiate Licensing Company (collegiate football); ESPN (content in EA SPORTS games); Hasbro, Inc. (most of Hasbro’s toy and game intellectual properties); and LucasArts and Lucas Licensing (Star Wars: The Old Republic). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our unrecognized minimum contractual obligations as of June 30, 2011, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

	Contractual Obligations
Fiscal Year Ending March 31,	Leases (a)	Developer/ Licensor Commitments	Marketing	Other Purchase Obligations	Total
2012 (remaining nine months)	$35	$138	$98	$10	$281
2013	50	198	38	3	289
2014	43	126	68	3	240
2015	29	106	32	2	169
2016	20	84	33	—	137
Thereafter	14	348	95	—	457

Total	$191	$1,000	$364	$18	$1,573

(a)

See discussion on operating leases in the “Off-Balance Sheet Commitments” section below for additional information. Lease commitments have not been reduced by minimum sub-lease rentals for unutilized office space resulting from our reorganization activities of approximately $11 million due in the future under non-cancelable sub-leases.

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

In addition to what is included in the table above, as of June 30, 2011, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $240 million, of which approximately $40 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

OFF-BALANCE SHEET COMMITMENTS

Lease Commitments

As of June 30, 2011, we leased certain of our current facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

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

Foreign Currency Exchange Rate Risk

Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing foreign currency option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income, net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income, net, in our Condensed Consolidated Statements of Operations. During the reporting periods, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified into interest and other income, net. Our hedging programs are designed to reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net revenue and research and development expenses. As of June 30, 2011, we had foreign currency option contracts to purchase approximately $14 million in foreign currency and to sell approximately $95 million of foreign currency. All of the foreign currency option contracts outstanding as of June 30, 2011 will mature in the next 12 months. As of March 31, 2011, we had foreign currency option contracts to purchase approximately $40 million in foreign currency and to sell approximately $10 million of foreign currency. As of June 30, 2011 and March 31, 2011, the fair value of these outstanding foreign currency option contracts was immaterial and is included in other current assets.

Balance Sheet Hedging Activities. We use foreign currency forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts generally have a contractual term of three months or less and are transacted near month-end. Our foreign currency forward contracts are not designated as hedging instruments, and are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or accrued and other current liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income, net, in our Condensed Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income, net, in our Condensed Consolidated Statements of Operations. In certain cases, the amount of such gains and losses will significantly differ from the amount of gains and losses recognized on the underlying foreign-currency-denominated monetary asset or liability, in which case our results will be impacted. As of June 30, 2011, we had foreign currency forward contracts to purchase and sell approximately $189 million in foreign currencies. Of this amount, $117 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $51 million to purchase foreign currency in exchange for U.S. dollars, and $21 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2011, we had foreign currency forward contracts to purchase and sell approximately $187 million in foreign currencies. Of this amount, $140 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $31 million to purchase foreign currency in exchange for U.S. dollars and $16 million to sell foreign currency in exchange for British pounds sterling. The fair value of our foreign currency forward contracts was immaterial as of June 30, 2011 and March 31, 2011.

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

Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of June 30, 2011, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential declines in the fair value of the premiums on our foreign currency option contracts used in cash flow hedging of $1 million in each scenario. As of June 30, 2011, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $17 million and $25 million, respectively. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

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

As of June 30, 2011 and March 31, 2011, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of June 30, 2011 and March 31, 2011 (in millions):

	As of June 30, 2011	As of March 2011
Corporate bonds	$242	$253
U.S. Treasury securities	118	124
U.S. agency securities	118	102
Commercial paper	25	18

Total short-term investments	$503	$497

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of June 30, 2011, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of June 30, 2011	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$247	$245	$244	$242	$241	$240	$238
U.S. Treasury securities	120	118	118	118	116	115	115
U.S. agency securities	120	120	119	118	117	116	116
Commercial paper	25	25	25	25	25	25	25

Total short-term investments	$512	$508	$506	$503	$499	$496	$494

Market Price Risk

The fair value of our marketable equity securities in publicly traded companies is subject to market price volatility and foreign currency risk for investments denominated in foreign currencies. As of June 30, 2011 and March 31, 2011, our marketable equity securities were classified as available-for-sale securities and, consequently, were recorded on our Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity. The fair value of our marketable equity securities as of June 30, 2011 and March 31, 2011 was $172 million and $161 million, respectively.

Our marketable equity securities have been, and may continue to be, adversely impacted by volatility in the public stock markets. At any time, a sharp change in market prices in our investments in marketable equity securities could have a significant impact on the fair value of our investments. The following table presents hypothetical changes in the fair value of our marketable equity securities as of June 30, 2011, arising from changes in market prices of plus or minus 25 percent, 50 percent, and 75 percent.

(In millions)	Valuation of Securities Given an X Percentage Decrease in Each Stock’s Market Price			Fair Value as of June 30, 2011	Valuation of Securities Given an X Percentage Increase in Each Stock’s Market Price
	(75%)	(50%)	(25%)		25%	50%	75%
Marketable equity securities	$43	$86	$129	$172	$215	$258	$301

Item 4.	Controls and Procedures

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the three months ended June 30, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Competition in our industry is intense and we expect new competitors to continue to emerge throughout the world. Our competitors range from large established companies to emerging start-ups. In our industry, though many new products and services are regularly introduced, only a relatively small number of “hit” titles accounts for a significant portion of total revenue for the industry. We have significantly reduced the number of games that we develop, publish and distribute: in fiscal year 2010, we published 54 primary titles, and in fiscal year 2011, we published 36. In fiscal year 2012, we expect to release 22 primary titles, including launching our massively – multiplayer online role-playing game Star Wars: The Old Republic. Publishing fewer titles means that we concentrate more of our development spending on each title, and driving “hit” titles often requires large marketing budgets and media spend. The underperformance of a title may have a large adverse impact on our financial results. Also, hit products or services offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products and services to fall below expectations.

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

As we increase our online products and services, we expect to continue to invest in technology services, hardware and software—including data centers, network services, storage and database technologies—to support existing services and to introduce new products and services including websites, ecommerce capabilities, online game communities and online game play services. Creating the appropriate support for online business initiatives is expensive and complex, and could result in inefficiencies or operational failures, and increased vulnerability to cyber attacks, which could diminish the quality of our products, services, and user experience. Such failures could result in damage to our reputation and loss of current and potential users, subscribers, and advertisers which could harm our business. In addition, we could be adversely impacted by outages and disruptions in the online platforms of our key business partners, who offer our products and services.

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

Our business could be adversely affected if our consumer data protection measures are not seen as adequate or there are breaches of our security measures or unintended disclosures of our consumer data.

There are several inherent risks to engaging in business online and directly with end consumers of our products. As we conduct more transactions online directly with consumers, we may be the victim of fraudulent transactions, including credit card fraud, which presents a risk to our revenues and potentially disrupts service to our consumers. In addition, we are collecting and storing more consumer information, including personal information and credit card information. We take measures to protect our consumer data from unauthorized access or disclosure. It is possible that our security controls over consumer data may not prevent the improper access or disclosure of personally identifiable information. A security breach that leads to disclosure of consumer account information (including personally identifiable information) could harm our reputation, compel us to comply with disparate breach notification laws in various jurisdictions and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. A resulting perception that our products or services do not adequately protect the privacy of personal information could result in a loss of current or potential consumers for our online offerings that require the collection of consumer data. Our key business partners also face these same risks and any security breaches of their system could adversely impact our ability to offer our products and services through their platforms, resulting in a loss of meaningful revenues.

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

During the three months ended June 30, 2011, approximately 70 percent of our North America sales were made to our top ten customers. In Europe, our top ten customers accounted for approximately 45 percent of our sales in that territory during the three months ended June 30, 2011. Worldwide, we had direct sales to one customer, GameStop Corp., which represented approximately 18 percent of total net revenue for the three months ended June 30, 2011. Though our products are available to consumers through a variety of retailers and directly through us, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

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

Our debt service obligations may adversely affect our cash flow.

While our Notes are outstanding, we will have debt service obligations on the Notes of approximately $5 million per year. We intend to fulfill our debt service obligations from cash generated by our operations and from our existing cash and investments. We may enter into other financial instruments in the future.

Our indebtedness could have significant negative consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing;

•

require the dedication of a substantial portion of any cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	place us at a competitive disadvantage relative to our competitors with less debt.

Further, the Notes are subject to net share settlement, which means that we will satisfy our conversion obligation to holders by paying cash in settlement of the lesser of the principal amount and the conversion value of the Notes and by delivering shares of our common stock in settlement of any and all conversion obligations in excess of the principal amount. In addition, holders of the Notes will have the right to require us to purchase their Notes for cash upon the occurrence of a fundamental change at a purchase price equal to 100 percent of their principal amount, plus accrued and unpaid interest, if any.

We may not have the enough available cash or be able to arrange for financing to pay such principal amount at the time we are required to make purchases of the Notes or convert the Notes. In addition, we may be required to use funds that are domiciled in foreign tax jurisdictions in order to make the cash payments upon any purchase or conversion of the Notes. If we were to choose to use such funds, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

In addition, our ability to purchase the Notes or to pay cash upon conversion of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to purchase the Notes at a time when the purchase is required by the indenture or to pay cash upon conversion of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or a fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the Notes or to pay cash upon conversion of the Notes.

The Hedge Transactions and Warrant Transactions may affect the value of the Notes and our common stock.

In connection with the offering of the Notes, we entered into privately-negotiated Hedge Transactions with Options Counterparties. The Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of shares of common stock underlying the Notes. We also entered into separate, privately-negotiated Warrant Transactions with the Option Counterparties relating to the same number of shares of our common stock, subject to customary anti-dilution adjustments.

In connection with establishing their hedge position with respect to the Hedge Transactions and the Warrant Transactions, the Option Counterparties and/or their affiliates:

•

may have entered into various cash-settled over-the-counter derivative transactions with respect to our common stock and/or purchased shares of our common stock concurrently with, or shortly following, the pricing of the Notes; and

•

may unwind any such cash-settled over-the-counter derivative transactions and purchase shares of our common stock in open market transactions, including any observation period related to the conversion of the Notes.

The effect, if any, of these activities, including the direction or magnitude, on the market price of our common stock will depend on a variety of factors, including market conditions, and cannot be ascertained at this time. Any of these activities could, however, adversely affect the market price of our common stock and the trading price of the Notes.

In addition, the Option Counterparties are financial institutions, and we will be subject to the risk that one or more of the Option Counterparties might default under the Hedge Transactions. Our exposure to the credit risk of the Option Counterparties will not be secured by any collateral. If any of the Option Counterparties becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under the Hedge Transaction with such option counterparty. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock.

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

International sales are a fundamental part of our business. For the three months ended June 30, 2011, international net revenue comprised 50 percent of our total net revenue. We expect international sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. In addition, our foreign investments and our cash and cash equivalents denominated in foreign currencies are subject to currency fluctuations. We use foreign currency forward contracts to mitigate some foreign currency risk associated with foreign currency denominated monetary assets and liabilities (primarily certain intercompany receivables and payables) to a limited extent and foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries). However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. In the past, the disruption in the global financial markets has impacted many of the financial institutions with which we do business, and we are subject to counterparty risk with respect to such institutions with whom we enter into hedging transactions. A sustained decline in the financial stability of financial institutions as a result of the disruption in the financial markets could negatively impact our treasury operations, including our ability to secure credit-worthy counterparties for our foreign currency hedging programs. Accordingly, our results of operations, including our reported net revenue, operating expenses and net income, and financial condition can be adversely affected by unfavorable foreign currency fluctuations, especially the Euro, British pound sterling and Canadian dollar.

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

We are also required to estimate what our tax obligations will be in the future. Although we believe our tax estimates are reasonable, the estimation process and applicable laws are inherently uncertain, and our estimates are not binding on tax authorities. The tax laws’ treatment of software and Internet-based transactions is particularly uncertain and in some cases currently applicable tax laws are ill-suited to address these kinds of transactions. Apart from an adverse resolution of these uncertainties, our effective tax rate also could be adversely affected by our profit levels, by changes in our business or changes in our structure resulting from the reorganization of our business and operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in applicable tax laws (in the United States or foreign jurisdictions), or changes in the valuation allowance for deferred tax assets, as well as other factors. In fiscal years 2009, 2010 and 2011, we recorded a valuation allowance against most of our U.S. deferred tax assets. We expect to provide a valuation allowance on future U.S. tax benefits until we can sustain a level of profitability or until other significant positive evidence arises that suggest that these benefits are more likely than not to be realized. Further, our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should our ultimate tax liability exceed our estimates, our income tax provision and net income or loss could be materially affected.

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

Our reported financial results are impacted by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. For example, as we have recently issued Notes which we will account for under ASC 470-20, Debt with Conversion and Other Options, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. Consequently, we will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes. Furthermore, we cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method, with respect to the calculation of diluted earnings per share when considering our Notes that may be settled entirely or partly in cash. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

In addition, policies affecting software revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. We recognize all of the revenue from bundled sales (i.e., packaged goods video games that include an online service component) on a deferred basis over an estimated online service period, which we generally estimate to be six months beginning in the month after shipment. As we increase our downloadable content and add new features to our online service, our estimate of the online service period may change and we could be required to recognize revenue over a longer period of time. We expect that a significant portion of our games will be online-enabled in the future and we could be required to recognize the related revenue over an extended period of time rather than at the time of sale.

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

As part of our effort to improve efficiencies throughout our worldwide organization, we have begun the implementation of a new integrated financial information system. This implementation is expected to be completed by the first quarter of the fiscal year 2013. This system will integrate our order management, product shipment, cash management and financial accounting processes, among others. The successful conversion from our current multiple financial information systems to this new integrated financial information system entails a number of risks due to the complexity of the conversion and implementation process. Such risks include verifying the accuracy of the business data and information prior to conversion, the actual conversion of that data and information to the new system and then using that business data and information in the new system after the conversion. While testing of these new systems and processes and training of employees are done in advance of implementation, there are inherent limitations in our ability to simulate a full-scale operating environment in advance of implementation. There can be no assurance that the conversion to, and the implementation of, the new financial information system will not impede our ability to accurately and timely process, prepare and analyze the financial data we use in making operating decisions and which form the basis of the financial information we include in the periodic reports we file with the SEC. In addition, a number of important operational functions, including receiving product orders, product shipments and inventory maintenance, among others, will be reliant on the new system and therefore, any problems with the implementation or other system problems may result in a disruption to our business operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

The following table summarizes the number of shares repurchased during the three months ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
April 1-30, 2011	532,450	$19.69	532,450	$531
May 1-31, 2011	2,077,692	$23.07	2,077,692	$483
June 1-30, 2011	1,348,959	$23.06	1,348,959	$451

Item 6.	Exhibits

The exhibits listed in the accompanying index to exhibits on Page 66 are filed or incorporated by reference as part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Eric F. Brown
DATED:	Eric F. Brown
August 9, 2011	Executive Vice President,
Chief Financial Officer

ELECTRONIC ARTS INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2011

EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date

1.1	Purchase Agreement dated as of July 14, 2011 between EA and Morgan Stanley & Co. LLC.	8-K	000-17948	07-20-2011

2.1	Agreement and Plan of Merger By and among EA, Plumpjack Acquisition Corporation, PopCap, David L. Roberts as earn-out representative, David L. Roberts, as shareholder representative, and with respect to Articles VII, VIII and IX only, U.S. Bank National Association, as escrow agent dated as of July 11, 2011.	8-K	000-17948	07-12-2011

4.1	Indenture (including form of Notes) with respect to EA’s 0.75 Convertible Senior Notes due 2016 dated as of July 20, 2011 by and between EA and U.S. Bank National Association.	8-K	000-17948	07-20-2011

10.1	Letter Agreement with Relational Investors LLC.	8-K	000-17948	05-31-2011

10.2*	Form of Performance-Based Restricted Stock Unit Agreement.	8-K	000-17948	06-01-2011

10.3*	Electronic Arts Bonus Plan Addendum.	8-K	000-17948	06-01-2011

10.4	Form of Stock Consideration Agreement, dated July 11, 2011 between EA and each of the founders and the chief executor officer of PopCap.	8-K	000-17948	07-12-2011

10.5	Form of Call Option Agreement dated as of July 14, 2011 between EA and each Option Counterparty.	8-K	000-17948	07-20-2011

10.6	Form of Warrant Agreement dated July 14, 2011 between EA and each Option Counterparty.	8-K	000-17948	07-20-2011

10.7	Form of Additional Call Option Agreement dated July 18, 2011 between EA and each Option Counterparty.	8-K	000-17948	07-20-2011

10.8	Form of Additional Warrant Agreement dated July 18, 2011 between EA and each Option Counterparty.	8-K	000-17948	07-20-2011

10.9*	2000 Equity Incentive Plan, as amended, and related documents	8-K	000-17948	07-29-2011

10.10*	2000 Employee Stock Purchase Plan, as amended	8-K	000-17948	07-29-2011

15.1	Awareness Letter of KPMG, LLP, Independent Registered Public Accounting Firm.				X

21.1	Subsidiaries of the Registrant.				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS†	XBRL Instance Document.				X

101.SCH†	XBRL Taxonomy Extension Schema Document.				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.	X

*	Management contract or compensatory plan or arrangement
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended; are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and otherwise are not subject to liability under these sections. We are deemed to have complied with the reporting obligation relating to the submission of interactive data files in these exhibits and are not subject to liability under the anti-fraud provisions of the Securities Act of 1933 or any other liability provision as long as we make a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements.