Form 10-Q
period 2011-09-30
ELECTRONIC ARTS INC.
filed 2011-11-08
CIK 712515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 3, 2011, there were 331,425,465 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	September 30, 2011	March 31, 2011 (a)
ASSETS
Current assets:
Cash and cash equivalents	$930	$1,579
Short-term investments	355	497
Marketable equity securities	214	161
Receivables, net of allowances of $166 and $304, respectively	562	335
Inventories	90	77
Deferred income taxes, net	97	56
Other current assets	320	327

Total current assets	2,568	3,032
Property and equipment, net	532	513
Goodwill	1,700	1,110
Acquisition-related intangibles, net	416	144
Deferred income taxes, net	45	49
Other assets	174	80

TOTAL ASSETS	$5,435	$4,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$213	$228
Accrued and other current liabilities	792	768
Deferred net revenue (packaged goods and digital content)	849	1,005

Total current liabilities	1,854	2,001
0.75% convertible senior notes due 2016, net	529	—
Income tax obligations	187	192
Deferred income taxes, net	84	37
Other liabilities	241	134

Total liabilities	2,895	2,364

Commitments and contingencies (See Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 332 and 333 shares issued and outstanding, respectively	3	3
Paid-in capital	2,551	2,495
Accumulated deficit	(272)	(153)
Accumulated other comprehensive income	258	219

Total stockholders’ equity	2,540	2,564

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,435	$4,928

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

(a) Derived from audited consolidated financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share data)	2011	2010	2011	2010
Net revenue	$715	$631	$1,714	$1,446
Cost of goods sold	432	363	672	585

Gross profit	283	268	1,042	861

Operating expenses:
Marketing and sales	222	173	362	300
General and administrative	88	77	162	151
Research and development	318	277	603	552
Amortization of intangibles	13	15	26	30
Acquisition-related contingent consideration	17	(28)	19	(26)
Restructuring and other charges	(1)	6	17	8

Total operating expenses	657	520	1,189	1,015

Operating loss	(374)	(252)	(147)	(154)
Gain on strategic investments, net	—	28	—	23
Interest and other income (expense), net	(6)	6	(3)	6

Loss before benefit from income taxes	(380)	(218)	(150)	(125)
Benefit from income taxes	(40)	(17)	(31)	(20)

Net loss	$(340)	$(201)	$(119)	$(105)

Net loss per share:
Basic and Diluted	$(1.03)	$(0.61)	$(0.36)	$(0.32)
Number of shares used in computation:
Basic and Diluted	331	329	331	328

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six Months Ended September 30,
(In millions)	2011	2010
OPERATING ACTIVITIES
Net loss	$(119)	$(105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion, net	94	94
Stock-based compensation	81	90
Acquisition-related contingent consideration	19	(26)
Non-cash restructuring charges	—	(1)
Net gains on investments and sale of property and equipment	(12)	(24)
Change in assets and liabilities:
Receivables, net	(215)	(237)
Inventories	(11)	(55)
Other assets	(63)	14
Accounts payable	(57)	106
Accrued and other liabilities	2	(142)
Deferred income taxes, net	(48)	27
Deferred net revenue (packaged goods and digital content)	(156)	(23)

Net cash used in operating activities	(485)	(282)

INVESTING ACTIVITIES
Capital expenditures	(84)	(23)
Proceeds from sale of property and equipment	26	—
Proceeds from sale of marketable equity securities	—	132
Proceeds from maturities and sales of short-term investments	319	197
Purchase of short-term investments	(179)	(262)
Acquisition of subsidiaries, net of cash acquired	(657)	—

Net cash provided by (used in) investing activities	(575)	44

FINANCING ACTIVITIES
Proceeds from issuance of common stock	35	17
Proceeds from borrowings on convertible senior notes, net of issuance costs	617	—
Proceeds from issuance of warrants	65	—
Purchase of convertible note hedge	(107)	—
Excess tax benefit from stock-based compensation	3	—
Repurchase and retirement of common stock	(189)	—

Net cash provided by financing activities	424	17

Effect of foreign exchange on cash and cash equivalents	(13)	4

Decrease in cash and cash equivalents	(649)	(217)
Beginning cash and cash equivalents	1,579	1,273

Ending cash and cash equivalents	$930	$1,056

Supplemental cash flow information:
Cash paid (refunded) during the period for income taxes, net	$(9)	$7

Non-cash investing activities:
Change in unrealized gains on available-for-sale securities, net of taxes	$55	$24

Equity issued in connection with acquisition	$87	$—

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

Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2012 and 2011 contain 52 weeks each, and ends or ended, as the case may be, on March 31, 2012 and April 2, 2011, respectively. Our results of operations for the three months ended September 30, 2011 and 2010 contained 13 weeks each, and ended on October 1, 2011 and October 2, 2010, respectively. Our results of operations for the six months ended September 30, 2011 and 2010 contained 26 weeks each, and ended on October 1, 2011 and October 2, 2010, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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

(2) SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

We evaluate revenue recognition based on the criteria set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 985-605, Software: Revenue Recognition and Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104, Revenue Recognition. We evaluate and recognize revenue when all four of the following criteria are met:

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

Depending on the type of product, we may offer an online service that permits consumers to play against others via the Internet and/or receive additional updates or content from us. For those games that consumers can play via the Internet, we may provide a “matchmaking” service that permits consumers to connect with other consumers to play against each other online. In those situations where we do not require an additional fee for this online service, we account for the sale of the software product and the online service as a “bundled” sale, or multiple element arrangement, in which we sell both the software product and the online service for one combined price. We defer net revenue from sales of these games for which we do not have VSOE for the online service that we provided in connection with the sale, and recognize the revenue from these games over the estimated online service period, which is generally estimated to be six months beginning in the month after shipment. In addition, for some software products we also provide updates or additional content (“digital content”) to be delivered via the Internet that can be used with the original software product. In many cases we separately sell digital content for an additional fee; however, some purchased digital content can only be accessed via the Internet (i.e., the consumer never takes possession of the digital content). We account for online transactions in which the consumer does not take possession of the digital content as a service transaction, and accordingly, we recognize the associated revenue over the estimated service period. In other transactions, at the date we sell the software product we have an obligation to provide incremental unspecified digital content in the future without an additional fee. In these cases, we account for the sale of the software product as a multiple element arrangement and recognize the revenue on a straight-line basis over the estimated period of game play.

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

Multiple Element Revenue Arrangements. In some of our multiple element arrangements, we sell tangible products with software and/or online services. These tangible products are generally either peripherals or ancillary collectors’ items. Prior to April 3, 2011, because either the software or other elements sold with the tangible products was essential to the functionality of the tangible product and/or we did not have VSOE for the tangible product, we did not separately account for tangible products. However, on April 3, 2011, we were required to adopt FASB Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements and ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements that Include Software Elements. While adoption of these standards did not have a material effect on financial statements for all periods presented, we did change our accounting for these tangible products whereby we now separately account for them and allocate a portion of the overall fee based on either their separate selling price or our best estimate of the fair value of the tangible product.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2011 and March 31, 2011, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of September 30, 2011	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$346	$346	$—	$—	Cash equivalents
Available-for-sale securities:
Marketable equity securities	214	214	—	—	Marketable equity securities
Corporate bonds	170	—	170	—	Short-term investments
U.S. agency securities	86	—	86	—	Short-term investments
U.S. Treasury securities	85	85	—	—	Short-term investments and cash equivalents
Commercial paper	22	—	22	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	12	12	—	—	Other assets
Foreign currency derivatives	1	—	1	—	Other current assets

Total assets at fair value	$936	$657	$279	$—

Liabilities
Contingent consideration (b)	$166	$—	$—	$166	Accrued and other current liabilities and other liabilities

Total liabilities at fair value	$166	$—	$—	$166

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Contingent Consideration
Balance as of March 31, 2011				$51
Additions				97
Change in fair value (c)				18

Balance as of September 30, 2011				$166

	As of March 31, 2011	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$774	$774	$—	$—	Cash equivalents
Available-for-sale securities:
Corporate bonds	253	—	253	—	Short-term investments
Marketable equity securities	161	161	—	—	Marketable equity securities
U.S. Treasury securities	129	129	—	—	Short-term investments and cash equivalents
U.S. agency securities	102	—	102	—	Short-term investments
Commercial paper	31	—	31	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	12	12	—	—	Other assets

Total assets at fair value	$1,462	$1,076	$386	$—

Liabilities
Contingent consideration (b)	$51	$—	$—	$51	Accrued and other current liabilities and other liabilities

Total liabilities at fair value	$51	$—	$—	$51

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Contingent Consideration
Balance as of March 31, 2010				$65
Additions				3
Change in fair value (c)				(17)

Balance as of March 31, 2011				$51

(a)	The deferred compensation plan assets consist of various mutual funds.

(b)

The contingent consideration as of September 30, 2011 represents the estimated fair value of the additional variable cash consideration payable primarily in connection with our acquisitions of PopCap Games, Inc. (“PopCap”), Playfish Limited (“Playfish”) and Chillingo Limited (“Chillingo”) that is contingent upon the achievement of certain performance milestones. The contingent consideration as of March 31, 2011 represents the estimated fair value of the additional variable cash consideration payable primarily in connection with our acquisitions of Playfish and Chillingo that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligations are expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligations. During the three months ended September 30, 2011, we recognized an additional $95 million of contingent consideration associated with our acquisition of PopCap. This estimated value is preliminary and may be materially adjusted upon completion of our valuation. See Note 6 for additional information related to the PopCap contingent consideration and allocation of purchase price.

(c)	The change in fair value is reported as acquisition-related contingent consideration in our Condensed Consolidated Statements of Operations.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

There were no material impairment charges for assets and liabilities measured at fair value on a nonrecurring basis in periods subsequent to initial recognition during the three and six months ended September 30, 2011 and 2010.

(4) FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

As of September 30, 2011 and March 31, 2011, our cash and cash equivalents were $930 million and $1,579 million, respectively. Cash equivalents were valued at their carrying amounts as they approximate fair value due to the short maturities of these financial instruments.

Short-Term Investments

Short-term investments consisted of the following as of September 30, 2011 and March 31, 2011 (in millions):

	As of September 30, 2011				As of March 31, 2011
	Cost or Amortized	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
	Cost	Gains	Losses			Gains	Losses
Corporate bonds	$169	$1	$—	$170	$252	$1	$—	$253
U.S. agency securities	86	—	—	86	102	—	—	102
U.S. Treasury securities	82	—	—	82	124	—	—	124
Commercial paper	17	—	—	17	18	—	—	18

Short-term investments	$354	$1	$—	$355	$496	$1	$—	$497

We evaluate our investments for impairment quarterly. Factors considered in the review of investments with an unrealized loss include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell the investments, any contractual terms impacting the prepayment or settlement process, as well as if we would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of September 30, 2011 and March 31, 2011.

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of September 30, 2011 and March 31, 2011 (in millions):

	As of September 30, 2011		As of March 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$128	$128	$214	$214
Due in 1-2 years	143	144	156	157
Due in 2-3 years	83	83	126	126

Short-term investments	$354	$355	$496	$497

Marketable Equity Securities

Our investments in marketable equity securities consist of investments in common stock of publicly-traded companies and are accounted for as available-for-sale securities and are recorded at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income in stockholders’ equity, net of tax, until either the security is sold or we determine that the decline in the fair value of a security to a level below its adjusted cost basis is other-than-temporary. We evaluate these investments for impairment quarterly. If we conclude that an investment is other-than-temporarily impaired, we will recognize an impairment charge at that time in our Condensed Consolidated Statements of Operations.

Marketable equity securities consisted of the following as of September 30, 2011 and March 31, 2011 (in millions):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2011	$32	$182	$—	$214
As of March 31, 2011	$32	$129	$—	$161

We did not recognize any impairment charges during the three and six months ended September 30, 2011 on our marketable equity securities. We did not recognize impairment charges during the three months ended September 30, 2010 on our marketable equity securities. During the six months ended September 30, 2010, we recognized impairment charges of $2 million on our investment in The9. Due to various factors, including but not limited to, the extent and duration during which the market price of this security had been below its adjusted cost and our intent to hold this security, we concluded the decline in value was other-than-temporary. The impairment charge for the six months ended September 30, 2010 is included in gain on strategic investments, net in our Condensed Consolidated Statement of Operations.

We did not sell any of our marketable securities during the three and six months ended September 30, 2011. During the three months ended September 30, 2010, we received proceeds of $121 million from the sale of our investment in Ubisoft and realized gains of $28 million, net of costs to sell. During the three and six months ended September 30, 2010, we sold the remaining portions of our investment in The9 and received proceeds of $3 million and $11 million, respectively, and realized gains of less than $1 million and losses of $3 million, respectively. The realized gains and losses for the three and six months ended September 30, 2010 are included in gain on strategic investments, net in our Condensed Consolidated Statement of Operations.

0.75% Convertible Senior Notes Due 2016

The following table summarizes the carrying value and fair value of our 0.75% Convertible Senior Notes due 2016 (in millions):

	As of September 30, 2011
	Carrying Value	Fair Value
0.75% Convertible Senior Notes due 2016	$529	$608

The carrying value of the 0.75% Convertible Senior Notes due 2016 excludes the fair value of the equity conversion feature, which was classified as equity upon issuance, while the fair value is based on quoted market prices for the 0.75% Convertible Senior Notes due 2016, which includes the equity conversion feature. See Note 12 for additional information related to our 0.75% Convertible Senior Notes due 2016.

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

Cash Flow Hedging Activities

Our foreign currency option contracts are designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression analysis, as well as other timing and probability criteria. To qualify for hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. During the reporting periods, all forecasted transactions occurred, and therefore, there were no such gains or losses reclassified into interest and other income (expense), net. As of September 30, 2011, we had foreign currency option contracts to purchase approximately $38 million in foreign currency and to sell approximately $72 million of foreign currency. All of the foreign currency option contracts outstanding as of September 30, 2011 will mature in the next 12 months. As of March 31, 2011, we had foreign currency option contracts to purchase approximately $40 million in foreign currency and to sell approximately $10 million of foreign currency. As of September 30, 2011 and March 31, 2011, the fair value of these outstanding foreign currency option contracts was immaterial and is included in other current assets.

The effect of the gains and losses from our foreign currency option contracts in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2011 and 2010 was immaterial, and is included in interest and other income (expense), net.

Balance Sheet Hedging Activities

Our foreign currency forward contracts are not designated as hedging instruments, and are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or accrued and other current liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses in the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. As of September 30, 2011, we had foreign currency forward contracts to purchase and sell approximately $405 million in foreign currencies. Of this amount, $384 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $12 million to purchase foreign currency in exchange for U.S. dollars, and $9 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2011, we had foreign currency forward contracts to purchase and sell approximately $187 million in foreign currencies. Of this amount, $140 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $31 million to purchase foreign currency in exchange for U.S. dollars, and $16 million to sell foreign currency in exchange for British pounds sterling. As of September 30, 2011 and March 31, 2011, the fair value of our foreign currency forward contracts was immaterial and is included in accrued and other liabilities.

The effect of foreign currency forward contracts in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2011 and 2010, was as follows (in millions):

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss) Recognized in Income on Derivative	Three Months Ended September 30,		Six Months Ended September 30,
		2011	2010	2011	2010
Foreign currency forward contracts not designated as hedging instruments	Interest and other income (expense), net	$16	$(7)	$14	$(5)

(6) BUSINESS COMBINATIONS

PopCap Games Inc. Acquisition

In August 2011, we acquired all of the outstanding shares of PopCap for an aggregate purchase price of approximately (1) $645 million in cash and (2) $87 million in privately-placed shares of our common stock to the founders and chief executive officer of PopCap. In addition, we agreed to grant over a four year period to PopCap’s employees up to $50 million in long-term equity retention arrangements in the form of restricted stock unit awards and options to acquire our common stock. These awards will be accounted for as stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. PopCap is a leading provider of games for mobile phones, tablets, PCs, and social network sites. This acquisition strengthens our participation in casual gaming and contributes to the growth of our digital product offerings. The following table summarizes the acquisition date fair value of the consideration transferred which consisted of the following (in millions):

Cash	$645
Equity	87

Total purchase price	$732

The equity included in the consideration above consisted of privately-placed shares of our common stock, whose fair value was determined based on the quoted market price of our common stock on the date of acquisition.

In addition, we may be required to pay additional variable cash consideration that is contingent upon the achievement of certain performance milestones through December 31, 2013 and is limited to a maximum of $550 million based on achievement of certain non-GAAP earnings before interest and tax targets. The preliminary estimated fair value of the contingent consideration arrangement at the acquisition date was $95 million. We estimated the fair value of the contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation.

The preliminary allocation of the purchase price was based upon preliminary valuations for the intangible assets, deferred taxes, and contingent consideration liabilities, and will be completed during the third quarter of fiscal year 2012. The preliminary allocation of the purchase price may have material adjustments when the valuations have been completed. The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of September 30, 2011 (in millions):

Current assets	$62
Property and equipment, net	6
Goodwill	565
Finite-lived intangibles assets	302
Contingent consideration	(95)
Deferred income taxes, net	(55)
Other liabilities	(53)

Total purchase price	$732

All of the goodwill was assigned to our EA Brands Segment. None of the goodwill recognized upon acquisition is deductible for tax purposes. See Note 7 for additional information related to the changes in the carrying amount of goodwill and Note 17 for segment information.

The results of operations of PopCap and the estimated fair market values of the assets acquired and liabilities assumed have been included in our Condensed Consolidated Financial Statements since the date of acquisition.

Finite-lives intangible assets acquired in this transaction are being amortized on a straight-line basis over their estimated lives ranging from three to nine years. The intangible assets as of the date of the acquisition include:

	Gross Carrying Amount (in millions)	Weighted-Average Useful Life (in years)
Developed and core technology	$245	6
Trade names and trademarks	40	9
In-process research and development	15	5
Other intangibles	2	4

Total finite-lived intangibles	$302	6

In connection with our acquisition of PopCap, we acquired in-process research and development assets valued at approximately $15 million in relation to game software that had not reached technical feasibility as of the date of acquisition. The fair value of PopCap’s products under development was determined using the income approach, which discounts expected future cash flows from the acquired in-process technology to present value. The discount rates used in the present value calculations were derived from an average weighted average cost of capital of 13 percent. Should the in-process software not be successfully completed, completed at a higher cost, or the development efforts go beyond the timeframe estimated by management, we may not receive the full benefits anticipated from the acquisition. Benefits from the development efforts are expected to begin to be received in fiscal year 2012 and the development efforts are expected to be completed in fiscal year 2013.

There were six in-process research and development projects acquired as of the acquisition date each with $4 million or less of assigned fair value and $15 million of aggregate fair value. Additionally each project had less than $2 million of estimated costs to complete and $5 million aggregate cost to complete. As of the acquisition date, the weighted-average estimated percentage completion of all six projects combined was 36 percent.

Our Condensed Consolidated Financial Statements included the operating results of PopCap from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our Condensed Consolidated Statements of Operations.

Other Acquisitions

During the six months ended September 30, 2011, we completed three acquisitions that did not have a significant impact on our Condensed Consolidated Financial Statements.

(7) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET

The changes in the carrying amount of goodwill are as follows (in millions):

EA Brands Segment
As of March 31, 2011
Goodwill	$1,478
Accumulated impairment	(368)

Total	1,110

Goodwill acquired	595
Effects of foreign currency translation	(5)

As of September 30, 2011
Goodwill	2,068
Accumulated impairment	(368)

Total	$1,700

Acquisition-related intangibles consisted of the following (in millions):

	As of September 30, 2011			As of March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$510	$(197)	$313	$259	$(180)	$79
Trade names and trademarks	130	(77)	53	90	(70)	20
Carrier contracts and related	85	(64)	21	85	(62)	23
Registered user base and other intangibles	89	(75)	14	86	(64)	22
In-process research and development	15	—	15	—	—	—

Total	$829	$(413)	$416	$520	$(376)	$144

Amortization of intangibles for the three and six months ended September 30, 2011 was $21 million (of which $8 million was recognized in cost of goods sold) and $37 million (of which $11 million was recognized in cost of goods sold), respectively. Amortization of intangibles for the three and six months ended September 30, 2010 was $18 million (of which $3 million was recognized in cost of goods sold) and $36 million (of which $6 million was recognized in cost of goods sold), respectively. Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to fourteen years. As of September 30, 2011 and March 31, 2011, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 6.0 years and 5.1 years, respectively.

As of September 30, 2011, future amortization of acquisition-related intangibles that will be recorded in cost of goods sold and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2012 (remaining six months)	$44
2013	78
2014	68
2015	63
2016	51
Thereafter	112

Total	$416

(8) RESTRUCTURING AND OTHER CHARGES

Restructuring and other restructuring plan-related information as of September 30, 2011 was as follows (in millions):

	Fiscal 2011 Restructuring		Fiscal 2010 Restructuring			Fiscal 2009 Restructuring	Fiscal 2008 Reorgnaization
	Workforce	Other	Workforce	Facilities- related	Other	Facilities-related	Facilities-related	Total
Balances as of March 31, 2010	$—	$—	$8	$11	$7	$3	$—	$29
Charges to operations	13	135	—	—	13	—	—	161
Charges settled in cash	(8)	(32)	(8)	(6)	(15)	(1)	—	(70)
Charges settled in non-cash	(2)	(2)	—	1	—	—	—	(3)

Balances as of March 31, 2011	3	101	—	6	5	2	—	117
Charges to operations	(1)	17	—	1	10	—	(10)	17
Charges settled in cash	(2)	(19)	—	(4)	(9)	—	10	(24)

Balances as of September 30, 2011	$—	$99	$—	$3	$6	$2	$—	$110

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

As part of our fiscal 2011 restructuring plan, we amended certain license agreements to terminate certain rights we previously had to use the licensors’ intellectual property. However, under these agreements we continue to be obligated to pay the contractual minimum royalty-based commitments set forth in the original agreements. Accordingly, we recognized losses and impairments of $119 million representing (1) the net present value of the estimated payments related to terminating these rights and (2) writing down assets associated with these agreements to their approximate fair value. In addition, for one agreement, the actual amount of the loss is variable and subject to periodic adjustments as it is dependent upon the actual revenue we generate from the games. Because the loss for one agreement will be paid in installments through June 2016, our accrued loss was computed using the effective interest method. We currently estimate recognizing in future periods through June 2016, approximately $16 million for the accretion of interest expense related to this obligation. This interest expense will be included in restructuring and other charges in our Condensed Consolidated Statement of Operations.

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

Since the inception of the fiscal 2011 restructuring plan through September 30, 2011, we have incurred charges of $164 million, consisting of (1) $121 million related to the amendment of certain licensing agreements and other intangible asset impairment costs, (2) $31 million related to the amendment of certain developer agreements, and (3) $12 million in employee-related expenses. The $99 million restructuring accrual as of September 30, 2011 related to the fiscal 2011 restructuring is expected to be settled by June 2016. During the remainder of fiscal year 2012, we anticipate incurring less than $5 million of restructuring charges related to the fiscal 2011 restructuring (primarily interest expense accretion).

Overall, including $164 million in charges incurred through September 30, 2011, we expect to incur total cash and non-cash charges between $180 million and $185 million by June 2016. These charges will consist primarily of (1) charges, including accretion of interest expense, related to the amendment of certain licensing and developer agreements and other intangible asset impairment costs (approximately $170 million) and (2) employee-related costs ($12 million).

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

Since the inception of the fiscal 2010 restructuring plan through September 30, 2011, we have incurred charges of $140 million, consisting of (1) $62 million in employee-related expenses, (2) $55 million related to intangible asset impairment costs, abandoned rights to intellectual property, and other costs to assist in the reorganization of our business support functions, and (3) $23 million related to the closure of certain of our facilities. The $9 million restructuring accrual as of September 30, 2011 related to the fiscal 2010 restructuring is expected to be settled by September 2013. During the remainder of fiscal year 2012, we anticipate incurring less than $5 million of restructuring charges related to the fiscal 2010 restructuring (primarily costs to assist in the reorganization of our business support functions).

Overall, including charges incurred through September 30, 2011, we expect to incur total cash and non-cash charges of approximately $145 million by March 31, 2012. These charges consist primarily of (1) employee-related costs ($62 million), (2) intangible asset impairment costs, abandoned rights to intellectual property costs, and other costs to assist in the reorganization of our business support functions (approximately $60 million), and (3) facilities exit costs ($23 million).

Fiscal 2009 Restructuring

In fiscal year 2009, we announced a cost reduction plan as a result of our performance combined with the economic environment. This plan included a narrowing of our product portfolio, a reduction in our worldwide workforce of approximately 11 percent, or 1,100 employees, the closure of 10 facilities, and reductions in other variable costs and capital expenditures.

Since the inception of the fiscal 2009 restructuring plan through March 31, 2011, we have incurred charges of $55 million, consisting of (1) $33 million in employee-related expenses, (2) $20 million related to the closure of certain of our facilities, and (3) $2 million related to asset impairments. We do not expect to incur any additional restructuring charges under this plan. The restructuring accrual of $2 million as of September 30, 2011 related to the fiscal 2009 restructuring is expected to be settled by September 2016.

Fiscal 2008 Reorganization

As part of our fiscal 2008 reorganization, in December 2007, we commenced marketing our facility in Chertsey, England for sale. In August 2011, we completed the sale of our facility in Chertsey, England for $26 million and recognized a gain of $10 million. The gain is included in restructuring and other charges on our Condensed Consolidated Statement of Operations.

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

Royalty-based obligations with content licensors and distribution affiliates are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of goods sold generally at the greater of the contractual rate for contracts with guaranteed minimums, or an effective royalty rate based on the total projected net revenue. Prepayments made to thinly capitalized independent software developers and co-publishing affiliates are generally made in connection with the development of a particular product, and therefore, we are generally subject to development risk prior to the release of the product. Accordingly, payments that are due prior to completion of a product are generally expensed to research and development over the development period as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of goods sold.

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

Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. We evaluate long-lived royalty-based assets for impairment generally using undiscounted cash flows when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts, and therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated. During the three and six months ended September 30, 2011, we recognized a reduction of $1 million and additional losses of $14 million, respectively, representing an adjustment to our fiscal 2011 restructuring. During the six months ended September 30, 2010, we recognized losses of $10 million on previously unrecognized minimum royalty-based commitments. We did not recognize any losses or impairment charges during the three months ended September 30, 2010 related to our minimum royalty-based commitments and assets.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of September 30, 2011	As of March 31, 2011
Other current assets	$74	$89
Other assets	109	22

Royalty-related assets	$183	$111

At any given time, depending on the timing of our payments to our co-publishing and/or distribution affiliates, content licensors, and/or independent software developers, we recognize unpaid royalty amounts owed to these parties as accrued liabilities. The current and long-term portions of accrued royalties, included in accrued and other current liabilities and other liabilities, consisted of (in millions):

	As of September 30, 2011	As of March 31, 2011
Accrued and other current liabilities	$157	$136
Other liabilities	71	61

Royalty-related liabilities	$228	$197

As of September 30, 2011, $99 million of restructuring accruals related to the fiscal 2011 restructuring plan is included in royalty-related liabilities in the table above. See Note 8 for details of restructuring and other restructuring plan-related activities and Note 10 for the details of our accrued and other current liabilities.

In addition, as of September 30, 2011, we were committed to pay approximately $926 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements.

(10) BALANCE SHEET DETAILS

Inventories

Inventories as of September 30, 2011 and March 31, 2011 consisted of (in millions):

	As of September 30, 2011	As of March 31, 2011
Raw materials and work in process	$11	$8
Finished goods	79	69

Inventories	$90	$77

Property and Equipment, Net

Property and equipment, net, as of September 30, 2011 and March 31, 2011 consisted of (in millions):

	As of September 30, 2011	As of March 31, 2011
Computer equipment and software	$498	$504
Buildings	331	355
Leasehold improvements	112	105
Office equipment, furniture and fixtures	68	67
Construction in progress	66	20
Land	63	66
Warehouse equipment and other	10	10

	1,148	1,127
Less: accumulated depreciation	(616)	(614)

Property and equipment, net	$532	$513

Depreciation expense associated with property and equipment was $26 million and $51 million for the three and six months ended September 30, 2011, respectively. Depreciation expense associated with property and equipment was $25 million and $53 million for the three and six months ended September 30, 2010, respectively.

Acquisition-Related Restricted Cash Included in Other Current Assets and Other Assets

Included in other current assets on our Condensed Consolidated Balance Sheets as of September 30, 2011 and March 30, 2011 was $106 million and $100 million, respectively of acquisition-related restricted cash. In connection with our acquisition of Playfish in fiscal year 2010, we deposited $100 million into an escrow account to pay the former shareholders of Playfish in the event certain performance milestones through December 31, 2011 are achieved. In connection with our acquisition of PopCap in August 2011, we acquired $6 million of additional restricted cash held in an escrow account in the event certain liabilities become due. As these deposits are restricted in nature, they are excluded from cash and cash equivalents.

Accrued and Other Current Liabilities

Accrued and other current liabilities as of September 30, 2011 and March 31, 2011 consisted of (in millions):

	As of September 30, 2011	As of March 31, 2011
Other accrued expenses	$418	$359
Accrued compensation and benefits	162	232
Accrued royalties	129	96
Deferred net revenue (other)	83	81

Accrued and other current liabilities	$792	$768

Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.

Deferred Net Revenue (Packaged Goods and Digital Content)

Deferred net revenue (packaged goods and digital content) was $849 million as of September 30, 2011 and $1,005 million as of March 31, 2011. Deferred net revenue (packaged goods and digital content) includes the unrecognized revenue from (1) bundled sales of certain online-enabled packaged goods and digital content for which either we do not have VSOE for the online service that we provide in connection with the sale of the software or we have an obligation to provide future incremental unspecified digital content, (2) certain packaged goods sales of massively-multiplayer online role-playing games, and (3) sales of certain incremental content associated with our core subscription services that can only be played online, which are types of “micro-transactions.” We recognize revenue from sales of online-enabled packaged goods and digital content for which (1) we do not have VSOE for the online service that we provided in connection with the sale and (2) we have an obligation to deliver incremental unspecified digital content in the future without an additional fee on a straight-line basis generally over an estimated six-month period beginning in the month after shipment. However, we expense the cost of goods sold related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

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

During the three months ended September 30, 2011, we recorded approximately $55 million of additional net deferred tax liabilities related to the PopCap acquisition. These additional deferred tax liabilities create a new source of taxable income, thereby requiring us to release a portion of our deferred tax asset valuation allowance with a related reduction in income tax expense of $55 million.

The tax benefit reported for the three and six months ended September 30, 2011 is based on our projected annual effective tax rate for fiscal year 2012, and also includes certain discrete tax benefits recorded during the period. Our effective tax rates for the three and six months ended September 30, 2011 were a tax benefit of 10.5 percent and 20.7 percent, respectively, compared to a tax benefit of 7.7 percent and 16.0 percent for the same periods of fiscal 2011. The effective tax rate for the three and six months ended September 30, 2011 differs from the statutory rate of 35.0 percent primarily due to the utilization of U.S. deferred tax assets which were subject to a valuation allowance, a reduction in the U.S. valuation allowance related to the PopCap acquisition, and non-U.S. profits subject to a reduced or zero tax rate. The effective tax rate for the three and six months ended September 30, 2011 differs from the same period in fiscal year 2011 primarily due to greater tax benefits recorded in fiscal year 2012 related to the reduction of the U.S. valuation allowance for the PopCap acquisition.

During the three and six months ended September 30, 2011, we recorded a net increase of $3 million and $8 million, respectively in gross unrecognized tax benefits. The total gross unrecognized tax benefits as of September 30, 2011 is $281 million, of which approximately $43 million is offset by prior cash deposits to tax authorities for issues pending resolution. A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of September 30, 2011, if recognized, approximately $140 million of the unrecognized tax benefits would affect our effective tax rate and approximately $128 million would result in adjustments to deferred tax assets with corresponding adjustments to the valuation allowance.

During the three months ended September 30, 2011, we recorded a net increase in taxes of $1 million for accrued interest and penalties related to tax positions taken on our tax returns. As of September 30, 2011, the combined amount of accrued interest and penalties related to uncertain tax positions included in income tax obligations on our Condensed Consolidated Balance Sheet was approximately $24 million.

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

On January 18, 2011, we received a Corporation Notice of Reassessment (the “Notice”) from the Canada Revenue Agency (“CRA”) claiming that we owe additional taxes, plus interest and penalties, for the 2004 and 2005 tax years. The incremental tax liability asserted by the CRA is $44 million, excluding interest and penalties. The Notice primarily relates to transfer pricing in connection with the reimbursement of costs for services rendered to our U.S. parent company by one of our subsidiaries in Canada. We do not agree with the CRA’s position and we have filed a Notice of Objection with the appeals department of the CRA. We do not believe the CRA’s position has merit and accordingly, we have not adjusted our liability for uncertain tax positions as a result of the Notice. If, upon resolution, we are required to pay an amount in excess of our liability for uncertain tax positions for this matter, the incremental amounts due would result in additional charges to income tax expense. In determining such charges, we would consider the impact of any correlative relief we may obtain in the form of additional tax deductions in the U.S.

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

(12) FINANCING ARRANGEMENT

0.75% Convertible Senior Notes Due 2016

In July 2011, we issued $632.5 million aggregate principal amount of 0.75% Convertible Senior Notes due 2016 (the “Notes”). The Notes are senior unsecured obligations which pay interest semiannually in arrears at a rate of 0.75 percent per annum on January 15 and July 15 of each year, beginning on January 15, 2012 and will mature on July 15, 2016, unless earlier purchased or converted in accordance with their terms prior to such date. The Notes are senior in right of payment to any unsecured indebtedness that is expressly subordinated in right of payment to the Notes.

The Notes are convertible into cash and shares of our common stock based on an initial conversion value of 31.5075 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $31.74 per share). Upon conversion of the Notes, holders will receive cash up to the principal amount of each Note, and any excess conversion value will be delivered in shares of our common stock. Prior to April 15, 2016, the Notes are convertible only if (1) the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130 percent of the conversion price ($41.26 per share) on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of notes falls below 98 percent of the last reported sale price of our common stock multiplied by the conversion rate on each trading day; or (3) specified corporate transactions, including a change in control, occur. On or after April 15, 2016 a holder may convert any of its Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate is subject to customary anti-dilution adjustments (for example, certain dividend distributions or tender or exchange offer of our common stock), but will not be adjusted for any accrued and unpaid interest. The notes are not redeemable prior to maturity except for specified corporate transactions and events of default, and no sinking fund is provided for the Notes. The Notes do not contain any financial covenants.

We separately account for the liability and equity components of the Notes. The carrying amount of the equity component representing the conversion option is equal to the fair value of the Convertible Note Hedge, as described below, which is a substantially identical instrument and was purchased on the same day as the Notes. The carrying amount of the liability component was determined by deducting the fair value of the equity component from the par value of the Notes as a whole, and represents the fair value of a similar liability that does not have an associated convertible feature. A liability of $525 million as of the date of issuance was recognized for the principal amount of the Notes representing the present value of the Notes’ cash flows using a discount rate of 4.54%. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the term of the Notes using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for $15 million of issuance costs related to the Notes issuance, we allocated $13 million to the liability component and $2 million to the equity component. Debt issuance costs attributable to the liability component are being amortized to expense over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.

The carrying values of the liability and equity components of the Notes are reflected in our Condensed Consolidated Balance Sheet as follows (in millions):

As of September 30, 2011
Principal amount of Notes	$633
Unamortized discount of the liability component	(104)

Net carrying amount of Notes	$529

Equity component, net	$105

Interest expense recognized related to the Notes are as follows (in millions):

Six Months Ended September 30, 2011
Amortization of debt discount	$4
Amortization of debt issuance costs	1
Coupon interest expense	1

Total interest expense related to Notes	$6

As of September 30, 2011, the remaining life of the Notes is 4.8 years.

Convertible Note Hedge and Warrants Issuance

In addition, in July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provide us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock at a strike price of $31.74, which corresponds to the conversion price of the Notes and is equal to the number of shares of our common stock that notionally underlie the Notes. As of September 30, 2011, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge, which was recorded as an equity transaction.

Separately, we have also entered into privately negotiated warrant transactions with the certain counterparties whereby we sold to independent third parties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments that are substantially the same as the anti-dilution provisions contained in the Notes, up to 19.9 million shares of our common stock (which is also equal to the number of shares of our common stock that notionally underlie the Notes), with a strike price of $41.14. The Warrants could have a dilutive effect with respect to our common stock to the extent that the market price per share of its common stock exceeds $41.14 on or prior to the expiration date of the Warrants. We received proceeds of $65 million from the sale of the Warrants.

(13) COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of September 30, 2011, we leased certain of our current facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

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

In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation, FAPL (Football Association Premier League Limited), and DFL Deutsche Fußball Liga GmbH (German Soccer League) (professional soccer); National Basketball Association (professional basketball); PGA TOUR, Tiger Woods and Augusta National (professional golf); National Hockey League and NHL Players’ Association (professional hockey); Warner Bros. (Harry Potter); National Football League Properties, PLAYERS Inc., and Red Bear Inc. (professional football); Collegiate Licensing Company (collegiate football); ESPN (content in EA SPORTS games); Hasbro, Inc. (most of Hasbro’s toy and game intellectual properties); and LucasArts and Lucas Licensing (Star Wars: The Old Republic). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our unrecognized minimum contractual obligations as of September 30, 2011 (in millions):

	Contractual Obligations
Fiscal Year Ending March 31,	Leases (a)	Developer/ Licensor Commitments	Marketing	Convertible Notes Interest (b)	Other Purchase Obligations	Total
2012 (remaining six months)	$24	$70	$61	$2	$7	$164
2013	51	196	36	5	5	293
2014	44	121	64	5	5	239
2015	30	116	32	5	2	185
2016	22	83	33	5	—	143
Thereafter	11	340	95	2	—	448

Total	$182	$926	$321	$24	$19	$1,472

(a)

Lease commitments have not been reduced by minimum sub-lease rentals for unutilized office space resulting from our reorganization activities of approximately $11 million due in the future under non-cancelable sub-leases.

(b)

In addition to the interest payments reflected in the table above, we will be obligated to pay the $632.5 million principal amount of the 0.75% Convertible Senior Notes due 2016 and any excess conversion value in shares of our common stock upon redemption after the maturity of the Notes on July 15, 2016 or earlier. See Note 12 for additional information related to our 0.75% Convertible Senior Notes due 2016.

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

In addition to what is included in the table above, as of September 30, 2011, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $239 million, of which approximately $43 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

In addition to what is included in the table above as of September 30, 2011, primarily in connection with our PopCap, Playfish and Chillingo acquisitions, we may be required to pay an additional $660 million of cash consideration through March 31, 2014, that is contingent upon the achievement of certain performance milestones. As of September 30, 2011, we have accrued $166 million of contingent consideration on our Condensed Consolidated Balance Sheet representing the estimated fair value of the contingent consideration. During the three months ended September 30, 2011, we recognized an additional $95 million of contingent consideration associated with our acquisition of PopCap. This estimated value is preliminary and may be materially adjusted upon completion of our valuation. See Note 6 for additional information related to the PopCap contingent consideration and allocation of purchase price.

Legal Proceedings

We are subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our Condensed Consolidated Financial Statements.

(14) STOCK-BASED COMPENSATION

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

•

Market-Based Restricted Stock Units. Market-based restricted stock units consist of grants of performance-based restricted stock units granted during the six months ended September 30, 2011 to certain members of executive management (referred to herein as “market-based restricted stock units”). The fair value of our market-based restricted stock units is determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient.

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

The estimated assumptions used in the Black-Scholes valuation model to value our stock option grants and ESPP were as follows:

	Stock Option Grants				ESPP
	Three Months Ended September 30,		Six Months Ended September 30,		Three and Six Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Risk-free interest rate	0.4 - 1.2%	0.8 - 1.7%	0.4 -1.8%	0.8 - 2.4%	0.1%	0.2 - 0.3%
Expected volatility	41 - 44%	41 - 45%	40 - 44%	41 - 45%	39 - 40%	38%
Weighted-average volatility	44%	43%	43%	43%	39%	38%
Expected term	4.4 years	4.4 years	4.4 years	4.4 years	6-12 months	6-12 months
Expected dividends	None	None	None	None	None	None

The estimated assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

Six Months Ended September 30,
2011
Risk-free interest rate	0.2 - 0.6%
Expected volatility	14 - 83%
Weighted-average volatility	35%
Expected dividends	None

There were no market-based restricted stock units granted during the three months ended September 30, 2011 and the six months ended September 30, 2010.

Stock-Based Compensation Expense

Employee stock-based compensation expense recognized during the three and six months ended September 30, 2011 and 2010 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and the ESPP included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Cost of goods sold	$—	$—	$1	$1
Marketing and sales	6	6	11	10
General and administrative	9	10	18	23
Research and development	28	27	51	56

Stock-based compensation expense	$43	$43	$81	$90

During the three and six months ended September 30, 2011 and 2010, we did not recognize any provision for or benefit from income taxes related to our stock-based compensation expense.

As of September 30, 2011, our total unrecognized compensation cost related to stock options was $22 million and is expected to be recognized over a weighted-average service period of 1.3 years. As of September 30, 2011, our total unrecognized compensation cost related to restricted stock, restricted stock units and notes payable in shares of common stock (collectively referred to as “restricted stock rights”) was $337 million and is expected to be recognized over a weighted-average service period of 2.1 years. During the three months ended September 30, 2011, we determined that the performance criteria for certain performance-based restricted stock units was improbable of achievement and accordingly reversed stock-based compensation expense of $7 million previously recognized within our Condensed Consolidated Statement of Operations. As the criteria for these certain performance-based restricted stock was improbable of achievement, the related unrecognized compensation cost is excluded from the total unrecognized compensation cost related to restricted stock rights as of September 30, 2011.

Stock Options

The following table summarizes our stock option activity for the six months ended September 30, 2011:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2011	12,899	$31.39
Granted	399	20.70
Exercised	(874)	20.09
Forfeited, cancelled or expired	(1,039)	23.72

Outstanding as of September 30, 2011	11,385	32.59	4.95	$10

Exercisable as of September 30, 2011	8,671	35.84	4.11	$5

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of September 30, 2011, which would have been received by the option holders had all the option holders exercised their options as of that date. The weighted-average grant date fair values of stock options granted during the three and six months ended September 30, 2011 were $7.18 and $7.32, respectively. The weighted-average grant date fair values of stock options granted during the three and six months ended September 30, 2010 were $5.76 and $6.28, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.

Restricted Stock Rights

The following table summarizes our restricted stock rights activity, excluding performance-based and market-based restricted stock unit activity discussed below, for the six months ended September 30, 2011:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2011	13,971	$22.01
Granted	8,249	22.18
Vested	(2,945)	22.29
Forfeited or cancelled	(1,258)	20.07

Balance as of September 30, 2011	18,017	22.18

The weighted-average grant date fair values of restricted stock rights granted during the three and six months ended September 30, 2011 were $21.21 and $22.18, respectively. The weighted-average grant date fair values of restricted stock rights granted during the three and six months ended September 30, 2010 were $16.19 and $17.55, respectively.

Performance-Based Restricted Stock Units

The following table summarizes our performance-based restricted stock unit activity for the six months ended September 30, 2011:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2011	1,993	$47.00
Forfeited or cancelled	(215)	20.26

Balance as of September 30, 2011	1,778	50.23

Market-Based Restricted Stock Units

Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be received at vesting will range from zero percent to 200 percent of the target number of stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period over a three year period. The following table summarizes our market-based restricted stock unity activity for the six months ended September 30, 2011:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2011	—	$—
Granted	670	34.77
Forfeited or cancelled	(35)	34.77

Balance as of September 30, 2011	635	34.77

Stock Repurchase Program

On February 1, 2011, our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the next 18 months. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time. During six months ended September 30, 2011, we repurchased and retired approximately 9 million shares of our common stock for approximately $189 million, net of commissions.

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

(15) COMPREHENSIVE LOSS

We classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated other comprehensive income balance separately from accumulated deficit and paid-in capital in the equity section of our balance sheets. Accumulated other comprehensive income primarily includes foreign currency translation adjustments and the net of tax amounts for unrealized gains (losses) on available-for-sale securities and derivative instruments designated as cash flow hedges. Foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

The change in the components of comprehensive loss, net of related immaterial taxes, for the three and six months ended September 30, 2011 and 2010 is summarized as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(340)	$(201)	$(119)	$(105)

Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale securities	42	40	55	(49)
Reclassification adjustment for realized gains on available-for-sale securities	(1)	(32)	(1)	(27)
Change in unrealized losses on derivative instruments	(1)	(5)	(1)	(6)
Reclassification adjustment for realized losses on derivative instruments	—	—	2	1
Foreign currency translation adjustments	(22)	28	(16)	(3)

Total other comprehensive income (loss)	18	31	39	(84)

Total comprehensive loss	$(322)	$(170)	$(80)	$(189)

(16) NET LOSS PER SHARE

As a result of our net loss for the three and six months ended September 30, 2011, we have excluded certain equity-based instruments from the diluted loss per share calculation as their inclusion would have had an antidilutive effect. Had we reported net income for these periods, an additional 6 million shares and 7 million shares of common stock would have been included in the number of shares used to calculate diluted earnings per share, respectively. Options to purchase, restricted stock units and restricted stock to be released in the amount of 10 million shares of common stock were excluded from the computation of diluted shares for the three and six months ended September 30, 2011 as their inclusion would have had an antidilutive effect. For the three and six months ended September 30, 2011, the weighted-average exercise prices of these shares were $34.88 and $33.98 per share, respectively.

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

Potentially dilutive shares of common stock related to our 0.75% Convertible Senior Notes due 2016, which have a conversion price of $31.74 per share and the associated Warrants, which have a conversion price of $41.14 per share were excluded from the computation of diluted loss per share for the three and six months ended September 30, 2011 as their inclusion would have had an antidilutive effect resulting from the conversion price and our net loss for both periods. The Convertible Note Hedge was excluded from the calculation of diluted shares as the impact is always considered antidilutive since the call option would be exercised by us when the exercise price is lower than the market price. See Note 12 for additional information related to our 0.75% Convertible Senior Notes due 2016 and related Convertible Note Hedge and Warrants.

(17) SEGMENT INFORMATION

Our reporting segments are based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.

Prior to the second quarter of fiscal 2012, our business was organized around three labels, EA Games, EA SPORTS and EA Play, as well as EA Interactive (“EAI”). Our CODM regularly received separate financial information for the distinct businesses within the EAI organization. Accordingly, our CODM reviewed the results of the three Labels, as well as the businesses in EAI, including EA Mobile, the combined results of Pogo and Playfish, and Hasbro, in assessing performance and allocating resources amongst these six organizations.

During the second quarter of fiscal 2012, we announced a recommitment of our focus on building our intellectual properties and franchises into businesses connected to the consumer on a year-round basis, growing our digital business and releasing Origin, our online commerce and content delivery system. In connection with this and our acquisition of PopCap, we implemented a number of changes to our management reporting structure, including expanding our three labels to four, with BioWare now considered a label separate from the EA Games Label, and aggregating these four labels into an overall EA Label organization with a President of EA Labels reporting directly to our CODM. In addition, our EAI business now permanently reports directly to our CODM (previously our EAI business reported into our Chief Operating Officer). The President of the EA Labels and the Executive Vice President of EAI are now responsible for allocating resources within their organizations. The CODM currently reviews the disaggregated and aggregated results of the EA Labels and EAI organizations to assess overall performance and allocate resources between these two organizations while to a lesser degree, our CODM also reviews results based on geographic performance and revenue composition. Because the EA Labels and EAI operating segments have similar economic characteristics, products, and distribution methods, they have been aggregated together into the EA Brands reportable segment.

The following table summarizes the financial performance of the EA Brands segment and a reconciliation of the EA Brands segment’s profit to our consolidated operating income for the three and six months ended September 30, 2011 and 2010. Prior periods reported below have been restated to reflect our current EA Brands reporting segment structure (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
EA Brands segment:
Net revenue before revenue deferral	$1,012	$863	$1,518	$1,380
Depreciation and amortization	(15)	(14)	(30)	(28)
Other expenses	(805)	(680)	(1,334)	(1,166)

EA Brands segment profit	192	169	154	186
Reconciliation to consolidated operating loss:
Other:
Revenue deferral	(800)	(689)	(1,050)	(1,008)
Recognition of revenue deferral	481	436	1,206	1,031
Other net revenue	22	21	40	43
Depreciation and amortization	(32)	(29)	(58)	(61)
Acquisition-related contingent consideration	(17)	28	(19)	26
Restructuring and other charges	1	(6)	(17)	(8)
Stock-based compensation	(43)	(43)	(81)	(90)
Other expenses	(178)	(139)	(322)	(273)

Consolidated operating loss	$(374)	$(252)	$(147)	$(154)

EA Brands segment profit differs from consolidated operating loss primarily due to the exclusion of (1) certain corporate and other functional costs that are not allocated to EA Brands, (2) the deferral of certain net revenue related to online-enabled packaged goods and digital content (see Note 10 of the Notes to Condensed Consolidated Financial Statements), and (3) our Switzerland distribution revenue that has not been allocated to EA Brands. Our CODM reviews assets on a consolidated basis and not on a segment basis.

As we continue to evolve our business and more of our products are delivered to consumers digitally via the Internet, management places a greater emphasis and focus on assessing its performance through a review of net revenue by revenue composition rather than net revenue by platform. Information about our total net revenue by revenue composition for the three and six months ended September 30, 2011 and 2010 is presented below (in millions):

	Three Months Ended September 30,		Six months Ended September 30,
	2011	2010	2011	2010
Publishing and other	$450	$441	$1,097	$1,027
Wireless, Internet-derived, advertising (digital)	234	161	466	337
Distribution	31	29	151	82

Net revenue	$715	$631	$1,714	$1,446

Information about our operations in North America, Europe and Asia as of and for the three and six months ended September 30, 2011 and 2010 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net revenue from unaffiliated customers
North America	$337	$327	$838	$778
Europe	328	262	766	579
Asia	50	42	110	89

Total	$715	$631	$1,714	$1,446

			As of September 30,
			2011	2010
Long-lived assets
North America			$2,161	$1,306
Europe			438	431
Asia			49	35

Total			$2,648	$1,772

Our direct sales to GameStop Corp. represented approximately 16 percent and 17 percent of total net revenue for the three and six months ended September 30, 2011, respectively. Our direct sales to GameStop Corp. represented approximately 19 percent and 17 percent of total net revenue for the three and six months ended September 30, 2010, respectively. Our direct sales to Wal-Mart Stores Inc. did not exceed 10 percent of total net revenue for the three and six months ended September 30, 2011 and the three months ended September 30, 2010. Our direct sales to Wal-Mart Stores Inc. represented approximately 10 percent of total net revenue for the six months ended September 30, 2010.

(18) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If an entity concludes it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, it need not perform the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of ASU 2011-08 to have an impact on our Condensed Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Electronic Arts Inc.:

We have reviewed the condensed consolidated balance sheets of Electronic Arts Inc. and subsidiaries (the Company) as of October 1, 2011 and October 2, 2010, the related condensed consolidated statements of operations and cash flows for the three- and six-month periods ended October 1, 2011 and October 2, 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

November 8, 2011

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

OVERVIEW

The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three and six months ended September 30, 2011, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 as filed with the SEC on May 24, 2011 and in other documents we have filed with the SEC.

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

Financial Results

Total net revenue for the three months ended September 30, 2011 was $715 million, up $84 million as compared to the three months ended September 30, 2010. This increase was primarily the result of an increase in revenue recognized during the three months ended September 30, 2011 related to higher revenue deferred during the fourth quarter of fiscal 2011 as compared to revenue recognized during the three months ended September 30, 2010 from fourth quarter 2010 deferrals. From a title perspective, the increase was primarily related to the recognition of deferred net revenue during the three months ended September 30, 2011 for Crysis 2 released in the fourth quarter of fiscal 2011 which had no comparable release during the fourth quarter of fiscal 2010. At September 30, 2011, deferred net revenue associated with sales of online-enabled packaged goods and digital content increased by $319 million as compared to June 30, 2011, directly decreasing the amount of reported net revenue during the three months ended September 30, 2011. At September 30, 2010, deferred revenue associated with sales of online-enabled packaged goods and digital content increased by $253 million as compared to June 30, 2010, directly reducing the amount of reported net revenue during the three months ended September 30, 2010. Without these changes in deferred net revenue, reported net revenue would have increased by approximately $150 million during the three months ended

September 30, 2011 as compared to the three months ended September 30, 2010. Net revenue for the three months ended September 30, 2011, was driven by Crysis 2, Dragon Age 2, and FIFA 11.

Net loss for the three months ended September 30, 2011 was $340 million as compared to a net loss of $201 million for the three months ended September 30, 2010. Diluted loss per share for the three months ended September 30, 2011 was $1.03 as compared to a diluted loss per share of $0.61 for the three months ended September 30, 2010. Net loss increased during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 primarily as a result of increases in operating expenses including (1) a $49 million increase in marketing and sales expenses, (2) a $45 million increase in acquisition-related contingent consideration related primarily to our acquisition of Playfish, and (3) a $41 million increase in research and development costs.

Cash used in operating activities increased $203 million during the six months ended September 30, 2011 as compared to the six months ended September 30, 2010 primarily due to higher royalty payments and settlement of fiscal 2011 year-end accounts payable balances.

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

Advances in mobile technology have resulted in a variety of new and evolving devices that are being used to play games by an ever-broadening base of consumers. We have responded to these advances in technology and consumer acceptance of digital distribution by offering different sales models, such as subscription services, online downloads for a one-time fee, and advertising-supported free-to-play games and game sites. In addition, we offer our consumers the ability to play a game across platforms on multiple devices. We significantly increased the revenue that we derive from wireless, Internet-derived and advertising (digital) products and services from $161 million during the three months ended September 30, 2010 to $234 million during the three months ended September 30, 2011 and we expect this portion of our business to continue to grow in the current fiscal year and beyond.

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

Recent Developments

Acquisition of PopCap Games, Inc. In August 2011, we acquired all of the outstanding shares of PopCap Games Inc. (“PopCap”) for an aggregate purchase price of approximately (1) $645 million in cash and (2) $87 million in privately placed shares of our common stock to the founders and chief executive officer of PopCap. In addition, we agreed to grant over a four year period to PopCap’s employees up to $50 million in long-term equity retention arrangements in the form of restricted stock unit awards and options to acquire our common stock. PopCap is a leading provider of games for mobile phones, tablets, PCs, and social network sites. This acquisition strengthens our participation in casual gaming and contributes to our digital business.

0.75% Convertible Senior Notes Due 2016. In July 2011, we issued $632.5 million aggregate principal amount of 0.75% Convertible Senior Notes due 2016 (the “Notes”). The Notes are senior unsecured obligations which pay interest semiannually in arrears at a rate of 0.75 percent per annum on January 15 and July 15 of each year, beginning on January 15, 2012 and will mature on July 15, 2016, unless earlier purchased or converted in accordance with their terms prior to such date. The Notes are convertible into cash and shares of our common stock based on an initial conversion value of 31.5075 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $31.74 per share). Upon conversion of the Notes, holders will receive cash up to the principal amount of each Note, and any excess conversion value will be delivered in shares of our common stock.

In addition, in July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provide us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock at a strike price of $31.74, which corresponds to the conversion price of the Notes and is equal to the number of shares of our common stock that notionally underlie the Notes. As of September 30, 2011, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge.

Separately, we have also entered into privately negotiated warrant transactions with the certain counterparties whereby we sold to independent third parties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments that are substantially the same as the anti-dilution provisions contained in the Notes, up to 19.9 million shares of our common stock (which is also equal to the number of shares of our common stock that notionally underlie the Notes), with a strike price of $41.14. The Warrants could have a dilutive effect with respect to our common stock to the extent that the market price per share of its common stock exceeds $41.14 on or prior to the expiration date of the Warrants. We received proceeds of $65 million from the sale of the Warrants.

See Note 12 for additional information related to our 0.75% Convertible Senior Notes due 2016.

Stock Repurchase Program. In February 2011, we announced that our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the next 18 months. As of September 30, 2011, we had repurchased $247 million of our common stock, or approximately 12 million shares, in the open market since the commencement of the program, including pursuant to pre-arranged stock trading plans.

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

International Operations and Foreign Currency Exchange Impact. International sales (revenue derived from countries other than Canada and the United States), are a fundamental part of our business. Net revenue from international sales accounted for approximately 53 percent of our total net revenue during the three months ended September 30, 2011 and approximately 48 percent of our total net revenue during the three months ended September 30, 2010. Our net revenue is impacted by foreign exchange rates during the reporting period associated with net revenue before revenue deferral, as well as the foreign exchange rates associated with the recognition of deferred net revenue of online-enabled packaged goods and digital content that were established at the time we recorded this deferred net revenue on our Condensed Consolidated Balance Sheets. The foreign exchange rates during the reporting period may not always move in the same direction as the foreign exchange rate impact associated with the recognition of deferred net revenue of online-enabled packaged goods and digital content. During the three months ended September 30, 2011, foreign exchange rates had an overall favorable impact on our net revenue of approximately $71 million, or 11 percent. In addition, our international investments and our cash and cash equivalents denominated in foreign currencies are subject to fluctuations in foreign currency exchange rates. If the U.S. dollar strengthens against these currencies, then foreign exchange rates may have an unfavorable impact on our results of operations and our financial condition.

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

Depending on the type of product, we may offer an online service that permits consumers to play against others via the Internet and/or receive additional updates or content from us. For those games that consumers can play via the Internet, we may provide a “matchmaking” service that permits consumers to connect with other consumers to play against each other online. In those situations where we do not require an additional fee for this online service, we account for the sale of the software product and the online service as a “bundled” sale, or multiple element arrangement, in which we sell both the software product and the online service for one combined price. We defer net revenue from sales of these games for which we do not have VSOE for the online service that we provided in connection with the sale, and recognize the revenue from these games over the estimated online service period, which is generally estimated to be six months beginning in the month after shipment. In addition, for some software products we also provide updates or additional content (“digital content”) to be delivered via the Internet that can be used with the original software product. In many cases we separately sell digital content for an additional fee; however, some purchased digital content can only be accessed via the Internet (i.e., the consumer never takes possession of the digital content). We account for online transactions in which the consumer does not take possession of the digital content as a service transaction, and accordingly, we recognize the associated revenue over the estimated service period. In other transactions, at the date we sell the software product we have an obligation to provide incremental unspecified digital content in the future without an additional fee. In these cases, we account for the sale of the software product as a multiple element arrangement and recognize the revenue on a straight-line basis over the estimated period of game play.

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

In some of our multiple element arrangements, we sell tangible products with software and/or online services. These tangible products are generally either peripherals or ancillary collectors’ items. Prior to April 3, 2011, because either the software or other elements sold with the tangible products was essential to the functionality of the tangible product and/or we did not have VSOE for the tangible product, we did not separately account for tangible products. However, on April 3, 2011, we were required to adopt FASB ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements and ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements that Include Software Elements. While adoption of these standards did not have a material effect on financial statements for all periods presented, we did change our accounting for these tangible products whereby we now separately account for them and allocate a portion of the overall fee based on either their separate selling price or our best estimate of the fair value of the tangible product.

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

There are various valuation techniques used to estimate fair value. These include (1) the market approach where market transactions for identical or comparable assets or liabilities are used to determine the fair value, (2) the income approach, which uses valuation techniques to convert future amounts (for example, future cash flows or future earnings) to a single present value amount, and (3) the cost approach, which is based on the amount that would be required to replace an asset. For many of our fair value estimates, including our estimates of the fair value of acquired intangible assets and acquired in-process technology, we use the income approach. Using the income approach requires the use of financial models, which require us to make various estimates including, but not limited to (1) the potential future cash flows for the asset or liability being measured, (2) the timing of receipt or payment of those future cash flows, (3) the time value of money associated with the expected receipt or payment of such cash flows, and (4) the inherent risk associated with the cash flows (risk premium). Making these cash flow estimates are inherently difficult and subjective, and if any of the estimates used to determine the fair value using the income approach turns out to be inaccurate, our financial results may be negatively impacted. Furthermore, relatively small changes in many of these estimates can have a significant impact to the estimated fair value resulting from the financial models or the related accounting conclusion reached. For example, a relatively small change in the estimated fair value of an asset may change a conclusion as to whether an asset is impaired.

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

•

Market-Based Restricted Stock Units. Market-based restricted stock units consist of grants of performance-based restricted stock units granted to certain members of executive management (referred to herein as “market-based restricted stock units”). The fair value of our market-based restricted stock units is determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient.

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

Prepayments made to thinly capitalized independent software developers and co-publishing affiliates are generally made in connection with the development of a particular product, and therefore, we are generally subject to development risk prior to the release of the product. Accordingly, payments that are due prior to completion of a product are generally expensed to research and development over the development period as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of goods sold.

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

Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. We evaluate long-lived royalty-based assets for impairment generally using undiscounted cash flows when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts, and therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated.

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

We historically have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States, and accordingly, no U.S. taxes have been provided thereon. We currently intend to continue to indefinitely reinvest the undistributed earnings of our foreign subsidiaries outside of the United States.

RESULTS OF OPERATIONS

Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2012 and 2011 contain 52 weeks each and ends or ended, as the case may be, on March 31, 2012 and April 2, 2011, respectively. Our results of operations for the three months ended September 30, 2011 and 2010 contained 13 weeks each, and ended on October 1, 2011 and October 2, 2010, respectively. Our results of operations for the six months ended September 30, 2011 and 2010 contained 26 weeks each, and ended on October 1, 2011 and October 2, 2010, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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

From a geographical perspective, our total Net Revenue for the three months ended September 30, 2011 and 2010 was as follows (in millions):

	Three Months Ended September 30,
	2011				2010
	North America	Europe	Asia	Total	North America	Europe	Asia	Total
Net revenue before revenue deferral	$481	$502	$51	$1,034	$469	$384	$31	$884
Revenue deferral	(379)	(390)	(31)	(800)	(370)	(302)	(17)	(689)
Recognition of revenue deferral	235	216	30	481	228	180	28	436

Net revenue	$337	$328	$50	$715	$327	$262	$42	$631

Worldwide

For the three months ended September 30, 2011, Net Revenue before Revenue Deferral was $1,034 million, driven by FIFA 12, Madden NFL 12, and NCAA Football 12. Net Revenue before Revenue Deferral for the three months ended September 30, 2011 increased $150 million, or 17 percent, as compared to the three months ended September 30, 2010. This increase was driven by a $155 million increase from the FIFA, The Sims, Harry Potter and NCAA Football franchises. This increase was partially offset by a $26 million decrease from the Tiger Woods PGA Tour and MySims franchises.

Revenue Deferral for the three months ended September 30, 2011 increased $111 million, or 16 percent, as compared to the three months ended September 30, 2010. This increase was primarily due to an increase in sales of online-enabled products with an obligation to provide future incremental unspecified digital content on a when and if available basis during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. This increase was driven by a $134 million increase from the FIFA, The Sims, NCAA Football and Madden NFL franchises. This increase was partially offset by a $24 million decrease from the Tiger Woods PGA Tour and NHL franchises.

Recognition of Revenue Deferral for the three months ended September 30, 2011 increased $45 million, or 10 percent, as compared to the three months ended September 30, 2010. This increase was primarily due to the Recognition of Revenue Deferral during the three months ended September 30, 2011 associated with the sales of online-enabled products with an obligation to provide future incremental unspecified digital content on a when and if available basis during the last six months, with less comparable recognition during the three months ended September 30, 2010. This increase was driven by a $177 million increase from the Crysis, Dragon Age, Need for Speed, The Sims and Fight Night franchises. This increase was partially offset by a $151 million decrease from the Battlefield and FIFA World Cup franchises.

For the three months ended September 30, 2011, Net Revenue was $715 million, driven by Crysis 2, Dragon Age 2 and FIFA 11. Net Revenue for the three months ended September 30, 2011 increased $84 million, or 13 percent, as compared to the three months ended September 30, 2010. This increase was driven by a $355 million increase from certain franchises, primarily from the Crysis, Dragon Age, FIFA and Need for Speed franchises. This increase was partially offset by a $271 million decrease from certain franchises, primarily from the Battlefield and FIFA World Cup franchises.

North America

For the three months ended September 30, 2011, Net Revenue before Revenue Deferral in North America was $481 million, driven by Madden NFL 12, NCAA Football 12 and NHL 12. Net Revenue before Revenue Deferral for the three months ended September 30, 2011 increased $12 million, or 3 percent, as compared to the three months ended September 30, 2010. This increase was driven by a $29 million increase from the FIFA, NCAA Football and Harry Potter franchises. This increase was partially offset by a $22 million decrease from the NHL and Tiger Woods PGA Tour franchises.

Revenue Deferral for the three months ended September 30, 2011 increased $9 million, or 2 percent, as compared to the three months ended September 30, 2010. This increase was driven by a $35 million increase from the NCAA Football, FIFA, Madden NFL and The Sims franchises. This increase was partially offset by a $24 million decrease from the NHL and Tiger Woods PGA Tour franchises.

Recognition of Revenue Deferral for the three months ended September 30, 2011 increased $7 million, or 3 percent, as compared to the three months ended September 30, 2010. This increase was driven by a $71 million increase from the Crysis, Dragon Age, and Fight Night franchises, as well as Bulletstorm. This increase was offset by a $71 million decrease from the Battlefield and Madden NFL franchises.

For the three months ended September 30, 2011, Net Revenue in North America was $337 million, driven by Dragon Age 2, Crysis 2 and NCAA Football 12. Net Revenue for the three months ended September 30, 2011 increased $10 million, or 3 percent, compared to the three months ended September 30, 2010. This increase was driven by an $81 million increase from the Crysis, Dragon Age, Fight Night, and Tiger Woods PGA Tour franchises, as well as Bulletstorm. This increase was partially offset by a $76 million decrease from the Battlefield and Madden NFL franchises.

Europe

For the three months ended September 30, 2011, Net Revenue before Revenue Deferral in Europe was $502 million, driven by FIFA 12, FIFA 11 and NHL 12. Net Revenue before Revenue Deferral for the three months ended September 30, 2011 increased $118 million, or 31 percent, as compared to the three months ended September 30, 2010. This increase was driven by a $111 million increase from the FIFA, The Sims and Harry Potter franchises. This increase was partially offset by an $8 million decrease from the Tiger Woods PGA Tour and MySims franchises. We estimate that foreign exchange rates (primarily the Euro, Swiss Franc and British Pound) increased reported Net Revenue before Revenue Deferral by approximately $48 million, or 13 percent, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral increased by approximately $70 million, or 18 percent, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Revenue Deferral for three months ended September 30, 2011 increased by $88 million, or 29 percent, as compared to three months ended September 30, 2010. This increase was driven by a $97 million increase from the FIFA, The Sims, NHL and Crysis franchises. This increase was partially offset by an $8 million decrease from the Tiger Woods PGA Tour and Battlefield franchises.

Recognition of Revenue Deferral for the three months ended September 30, 2011 increased $36 million, or 20 percent, as compared to the three months ended September 30, 2010. This increase was driven by a $95 million increase from the Crysis, Need for Speed, FIFA, Dragon Age, and The Sims franchises. This increase was partially offset by a $70 million decrease from the Battlefield and FIFA World Cup franchises.

For the three months ended September 30, 2011, Net Revenue in Europe was $328 million, driven by Crysis 2, FIFA 11 and FIFA 12. Net Revenue for the three months ended September 30, 2011 increased $66 million, or 25 percent, as compared to the three months ended September 30, 2010. This increase was driven by a $93 million increase from the Crysis, FIFA, Need for Speed and Dragon Age franchises. This increase was partially offset by a $69 million decrease from the Battlefield and FIFA World Cup franchises. We estimate that foreign exchange rates (primarily the Euro, Swiss Franc and British Pound) increased reported Net Revenue by approximately $60 million, or 23 percent, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that Net Revenue increased by approximately $6 million, or 2 percent, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Asia

For the three months ended September 30, 2011, Net Revenue before Revenue Deferral in Asia was $51 million, driven by FIFA 12, FIFA Online 2 and Alice: Madness Returns. Net Revenue before Revenue Deferral for the three months ended September 30, 2011 increased by $20 million, or 65 percent, as compared to the three months ended September 30, 2010. This increase was driven by a $14 million increase from the FIFA, Alice and Harry Potter franchises. We estimate that foreign exchange rates (primarily the Australian Dollar) increased reported Net Revenue before Revenue Deferral by approximately $6 million, or 19 percent, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral increased by approximately $14 million, or 46 percent, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Revenue Deferral for the three months ended September 30, 2011 increased $14 million, or 82 percent, as compared to the three months ended September 30, 2010. This increase was driven by a $13 million increase from the FIFA, Alice and The Sims franchises.

Recognition of Revenue Deferral for the three months ended September 30, 2011 increased $2 million, or 7 percent, as compared to the three months ended September 30, 2010. This increase was driven by a $14 million increase from the Crysis, Need for Speed, Alice, Dragon Age and The Sims franchises. This increase was partially offset by a $13 million decrease from the Battlefield and FIFA World Cup franchises.

For the three months ended September 30, 2011, Net Revenue in Asia was $50 million, driven by Crysis 2, FIFA Online 2 and Dragon Age 2. Net Revenue for the three months ended September 30, 2011 increased by $8 million, or 19 percent, as compared to the three months ended September 30, 2010. This increase was driven by a $29 million increase from certain franchises, primarily from the Crysis, Need for Speed, Alice and Dragon Age franchises. This increase was offset by a $21 million decrease from certain franchises, primarily from the Battlefield and FIFA World Cup franchises. We estimate that foreign exchange rates (primarily the Australian Dollar) increased reported Net Revenue by approximately $11 million, or 26 percent, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that Net Revenue decreased by approximately $3 million, or 7 percent, for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

From a geographical perspective, our total Net Revenue for the six months ended September 30, 2011 and 2010 was as follows (in millions):

	Six Months Ended September 30,
	2011				2010
	North America	Europe	Asia	Total	North America	Europe	Asia	Total
Net revenue before revenue deferral	$742	$725	$91	$1,558	$736	$620	$67	$1,423
Revenue deferral	(490)	(510)	(50)	(1,050)	(505)	(461)	(42)	(1,008)
Recognition of revenue deferral	586	551	69	1,206	547	420	64	1,031

Net revenue	$838	$766	$110	$1,714	$778	$579	$89	$1,446

Worldwide

For the six months ended September 30, 2011, Net Revenue before Revenue Deferral was $1,558 million, driven by FIFA 12, Madden NFL 12 and Portal 2. Net Revenue before Revenue Deferral for the six months ended September 30, 2011 increased $135 million, or 9 percent, as compared to the six months ended September 30, 2010. This increase was driven by a $291 million increase from the FIFA, Portal and Crysis franchises. This increase was partially offset by a $162 million decrease from the FIFA World Cup, Skate and Battlefield franchises.

Revenue Deferral for the six months ended September 30, 2011 increased $42 million, or 4 percent, as compared to the six months ended September 30, 2010. This increase was primarily due to an increase in sales of online-enabled products with an obligation to provide future incremental unspecified digital content on a when and if available basis during the six months ended September 30, 2011 as compared to the six months ended September 30, 2010. This increase was driven by a $190 million increase from the FIFA, Crysis and The Sims franchises. This increase was partially offset by a $160 million decrease from the FIFA World Cup, Skate and Battlefield franchises.

Recognition of Revenue Deferral for the six months ended September 30, 2011 increased $175 million, or 17 percent, as compared to the six months ended September 30, 2010. This increase was primarily due to the Recognition of Revenue Deferral during the six months ended September 30, 2011 associated with the sales of online-enabled products with an obligation to provide future incremental unspecified digital content on a when and if available basis during the last six months, with less comparable recognition during the six months ended September 30, 2010. This increase was driven by a $685 million increase from certain franchises, primarily from the Crysis, Need for Speed and Dead Space franchises. This increase was partially offset by a $510 million decrease from certain franchises, primarily the Battlefield and FIFA World Cup franchises.

For the six months ended September 30, 2011, Net Revenue was $1,714 million, driven by Crysis 2, FIFA 11 and Portal 2. Net Revenue for the six months ended September 30, 2011 increased $268 million, or 19 percent, as compared to the six months ended September 30, 2010. This increase was driven by an $835 million increase from certain franchises, primarily from the Crysis, Need for Speed, Portal and Dead Space franchises. This increase was partially offset by a $567 million decrease from certain franchises, primarily from the Battlefield and FIFA World Cup franchises.

North America

For the six months ended September 30, 2011, Net Revenue before Revenue Deferral in North America was $742 million, driven by Madden NFL 12, NCAA Football 12 and Portal 2. Net Revenue before Revenue Deferral for the six months ended September 30, 2011 increased $6 million, or 1 percent, as compared to the six months ended September 30, 2010. This increase was driven by a $77 million increase from the Portal and FIFA franchises. This increase was partially offset by a $57 million decrease from the FIFA World Cup and Skate franchises.

Revenue Deferral for the six months ended September 30, 2011 decreased $15 million, or 3 percent, as compared to the six months ended September 30, 2010. This decrease was driven by a $56 million decrease from the FIFA World Cup, Skate and Tiger Woods PGA Tour franchises. This decrease was partially offset by a $45 million increase from the FIFA, Alice and Crysis franchises.

Recognition of Revenue Deferral for the six months ended September 30, 2011 increased $39 million, or 7 percent, as compared to the six months ended September 30, 2010. This increase was driven by a $151 million increase from the Crysis, Need for Speed, and Dead Space franchises, as well as Bulletstorm. This increase was partially offset by a $129 million decrease from the Battlefield franchise, as well as Dante’s Inferno.

For the six months ended September 30, 2011, Net Revenue in North America was $838 million, driven by Portal 2, Dragon Age 2 and Crysis 2. Net Revenue for the six months ended September 30, 2011 increased $60 million, or 8 percent, as compared to the six months ended September 30, 2010. This increase was driven by a $181 million increase from the Portal, Crysis, Need for Speed and Dead Space franchises. This increase was partially offset by a $130 million decrease from the Battlefield and Madden NFL franchises.

Europe

For the six months ended September 30, 2011, Net Revenue before Revenue Deferral in Europe was $725 million, driven by FIFA 12, FIFA 11 and Portal 2. Net Revenue before Revenue Deferral for the six months ended September 30, 2011 increased $105 million, or 17 percent, as compared to the six months ended September 30, 2010. This increase was driven by a $167 million increase from the FIFA, Portal, Crysis and The Sims franchises. This increase was partially offset by a $71 million decrease from the World Cup and Skate franchises. We estimate that foreign exchange rates (primarily the Euro, Swiss Franc and British Pound) increased reported Net Revenue before Revenue Deferral by approximately $63 million, or 10 percent, for the six months ended September 30, 2011 as compared to the six months ended September 30, 2010. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral increased by approximately $42 million, or 7 percent, for the six months ended September 30, 2011 as compared to the six months ended September 30, 2010.

Revenue Deferral for six months ended September 30, 2011 increased by $49 million, or 11 percent, as compared to six months ended September 30, 2010. This increase was driven by a $131 million increase from the FIFA, The Sims and Crysis franchises. This increase was partially offset by an $83 million decrease from the FIFA World Cup, Skate, Battlefield and Tiger Woods PGA Tour franchises.

Recognition of Revenue Deferral for the six months ended September 30, 2011 increased $131 million, or 31 percent, as compared to the six months ended September 30, 2010. This increase was driven by a $211 million increase from the Need for

Speed, Crysis, FIFA, The Sims, and Dead Space franchises. This increase was partially offset by a $116 million decrease from the Battlefield and FIFA World Cup franchises.

For the six months ended September 30, 2011, Net Revenue in Europe was $766 million, driven by FIFA 11, Crysis 2 and Need for Speed Hot Pursuit 11. Net Revenue for the six months ended September 30, 2011 increased $187 million, or 32 percent, as compared to the six months ended September 30, 2010. This increase was driven by a $388 million increase from certain franchises, primarily from the Need for Speed, Crysis, FIFA and Dead Space franchises. This increase was partially offset by a $201 million decrease from certain franchises, primarily from the Battlefield and FIFA World Cup franchises. We estimate that foreign exchange rates (primarily the Euro, Swiss Franc and British Pound) increased reported Net Revenue by approximately $52 million, or 9 percent, for the six months ended September 30, 2011 as compared to the six months ended September 30, 2010. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that Net Revenue increased by approximately $135 million, or 23 percent, for the six months ended September 30, 2011 as compared to the six months ended September 30, 2010.

Asia

For the six months ended September 30, 2011, Net Revenue before Revenue Deferral in Asia was $91 million, driven by FIFA 12, FIFA Online 2 and Portal 2. Net Revenue before Revenue Deferral for the six months ended September 30, 2011 increased by $24 million, or 36 percent, as compared to the six months ended September 30, 2010. This increase was driven by a $30 million increase from the FIFA, Portal, Alice and Crysis franchises. This increase was partially offset by a $14 million decrease from the FIFA World Cup and Battlefield franchises. We estimate that foreign exchange rates (primarily the Australian Dollar) increased reported Net Revenue before Revenue Deferral by approximately $11 million, or 16 percent, for the six months ended September 30, 2011 as compared to the six months ended September 30, 2010. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral increased by approximately $13 million, or 20 percent, for the six months ended September 30, 2011 as compared to the six months ended September 30, 2010.

Revenue Deferral for the six months ended September 30, 2011 increased $8 million, or 19 percent, as compared to the six months ended September 30, 2010. This increase was driven by a $23 million increase from the FIFA, Alice, Crysis and The Sims franchises. This increase was partially offset by a $14 million decrease from the FIFA World Cup and Battlefield franchises.

Recognition of Revenue Deferral for the six months ended September 30, 2011 increased $5 million, or 8 percent, as compared to the six months ended September 30, 2010. This increase was driven by a $28 million increase from the Crysis, Need for Speed, The Sims and Dead Space franchises. This increase was partially offset by a $23 million decrease from the Battlefield and FIFA World Cup franchises.

For the six months ended September 30, 2011, Net Revenue in Asia was $110 million, driven by Crysis 2, FIFA Online 2 and Portal 2. Net Revenue for the six months ended September 30, 2011 increased by $21 million, or 24 percent, as compared to the six months ended September 30, 2010. This increase was driven by a $62 million increase from certain franchises, primarily from the Crysis, Need for Speed and Portal franchises. This increase was partially offset by a $41 million decrease from certain franchises, primarily from the Battlefield and FIFA World Cup franchises. We estimate that foreign exchange rates (primarily the Australian Dollar) increased reported Net Revenue by approximately $22 million, or 25 percent, for the six months ended September 30, 2011 as compared to the six months ended September 30, 2010. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that Net Revenue decreased by approximately $1 million, or 1 percent, for the six months ended September 30, 2011 as compared to the six months ended September 30, 2010.

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

Cost of goods sold for the three and six months ended September 30, 2011 and 2010 was as follows (in millions):

	September 30, 2011	% of Net Revenue	September 30, 2010	% of Net Revenue	% Change	Change as a % of Net Revenue
Three months ended	$432	60.4%	$363	57.5%	19.0%	2.9%
Six months ended	$672	39.2%	$585	40.5%	14.9%	(1.3%)

During the three months ended September 30, 2011, cost of goods sold increased by 2.9 percent as a percentage of total net revenue as compared to the three months ended September 30, 2010. This increase as a percentage of net revenue was primarily due to a $66 million increase in the net amount from deferred revenue during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 related to certain online-enabled packaged goods and digital content, which negatively impacted gross profit as a percent of total net revenue by 2.1 percent.

During the six months ended September 30, 2011, cost of goods sold decreased by 1.3 percent as a percentage of total net revenue as compared to the six months ended September 30, 2010. This decrease as a percentage of net revenue was primarily due to a $133 million decrease in the net amount recognized from deferred net revenue during the six months ended September 30, 2011 as compared to the six months ended September 30, 2010 related to certain online-enabled packaged goods and digital content, which positively impacted gross profit as a percent of total net revenue by 3.3 percent. This increase was offset by a greater percentage of net revenue from co-publishing and distribution products, which have a lower margin than our EA studio and digital products, which negatively impacted gross profit as a percentage of total revenue by approximately 2.2 percent.

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.

Marketing and sales expenses for the three and six months ended September 30, 2011 and 2010 were as follows (in millions):

	September 30, 2011	% of Net Revenue	September 30, 2010	% of Net Revenue	$ Change	% Change
Three months ended	$222	31%	$173	27%	$49	28%
Six months ended	$362	21%	$300	21%	$62	21%

Marketing and sales expenses increased by $49 million, or 28 percent, during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010 primarily due to (1) a $29 million increase in marketing, advertising and promotional spending on our franchises and (2) a $13 million increase in personnel-related costs resulting from an increase in headcount in connection with recent acquisitions.

Marketing and sales expenses increased by $62 million, or 21 percent, during the six months ended September 30, 2011, as compared to the six months ended September 30, 2010 primarily due to (1) a $28 million increase in marketing, advertising and promotional spending on our franchises and (2) a $23 million increase in personnel-related costs resulting from an increase in headcount in connection with recent acquisitions.

General and Administrative

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.

General and administrative expenses for the three and six months ended September 30, 2011 and 2010 were as follows (in millions):

	September 30, 2011	% of Net Revenue	September 30, 2010	% of Net Revenue	$ Change	% Change
Three months ended	$88	12%	$77	12%	$11	14%
Six months ended	$162	9%	$151	10%	$11	7%

General and administrative expenses increased $11 million, or 14 percent, during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010 primarily due to a $7 million increase in contracted service costs primarily in connection with our acquisition of PopCap.

General and administrative expenses increased $11 million, or 7 percent, during the six months ended September 30, 2011, as compared to the six months ended September 30, 2010 primarily due to an $11 million increase in contracted service costs primarily in connection with our acquisition of PopCap.

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

Research and development expenses for the three and six months ended September 30, 2011 and 2010 were as follows (in millions):

	September 30, 2011	% of Net Revenue	September 30, 2010	% of Net Revenue	$ Change	% Change
Three months ended	$318	44%	$277	44%	$41	15%
Six months ended	$603	35%	$552	38%	$51	9%

Research and development expenses increased by $41 million, or 15 percent, during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010 due to (1) a $31 million increase in personnel-related costs primarily resulting from an increase in headcount in connection with recent acquisitions and (2) a $6 million increase in facilities related expenses.

Research and development expenses increased by $51 million, or 9 percent, during the six months ended September 30, 2011, as compared to the six months ended September 30, 2010 due to (1) a $40 million increase in personnel-related costs primarily resulting from an increase in headcount in connection with recent acquisitions and (2) an $8 million increase in facilities related expenses.

Amortization of Intangibles

Amortization of intangibles for the three and six months ended September 30, 2011 and 2010 were as follows (in millions):

	September 30, 2011	% of Net Revenue	September 30, 2010	% of Net Revenue	$ Change	% Change
Three months ended	$13	2%	$15	2%	$(2)	(13%)
Six months ended	$26	2%	$30	2%	$(4)	(13%)

During the three and six months ended September 30, 2011, amortization of intangibles decreased by $2 million, or 13 percent, and $4 million, or 13 percent, respectively, as compared to the three and six months ended September 30, 2010, primarily due to the completion of amortization related to certain of our prior acquisitions.

Acquisition-Related Contingent Consideration

Acquisition-related contingent consideration for the three and six months ended September 30, 2011 and 2010 were as follows (in millions):

	September 30, 2011	% of Net Revenue	September 30, 2010	% of Net Revenue	$ Change	% Change
Three months ended	$17	2%	$(28)	(4%)	$45	161%
Six months ended	$19	1%	$(26)	(2%)	$45	173%

During the three and six months ended September 30, 2011, acquisition-related contingent consideration increased by $45 million, or 161 percent, and $45 million, or 173 percent, respectively, as compared to the three and six months ended September 30, 2010, primarily resulting from revisions in our estimate of the expected future cash flows over the period in which the obligation is expected to be settled.

Restructuring and Other Charges

Restructuring and other charges for the three and six months ended September 30, 2011 and 2010 were as follows (in millions):

	September 30, 2011	% of Net Revenue	September 30, 2010	% of Net Revenue	$ Change	% Change
Three months ended	$(1)	—	$6	1%	$(7)	(117%)
Six months ended	$17	1%	$8	1%	$9	113%

Restructuring and other charges decreased by $7 million, or 117 percent, during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, primarily due to a gain of $10 million recognized on the sale of our facility in Chertsey, England related to our fiscal 2008 reorganization.

Restructuring and other charges increased by $9 million, or 113 percent, during the six months ended September 30, 2011 as compared to the six months ended September 30, 2010, primarily due to $14 million of adjustments to the estimated loss for the amendment of certain licensing agreements related to our fiscal 2011 restructuring offset by a gain of $10 million recognized on the sale of our facility in Chertsey, England related to our fiscal 2008 reorganization.

Gain on Strategic Investments, Net

We did not recognize any impairment charges or losses during the three and six months ended September 30, 2011 on our marketable equity securities. During the three and six months ended September 30, 2010, we realized a gain of $28 million, net of costs to sell in each period, from the sale of our investment in Ubisoft.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, for the three and six months ended September 30, 2011 and 2010 were as follows (in millions):

	September 30, 2011	% of Net Revenue	September 30, 2010	% of Net Revenue	$ Change	% Change
Three months ended	$(6)	(1%)	$6	1%	$(12)	(200%)
Six months ended	$(3)	—	$6	—	$(9)	(150%)

Interest and other income (expense), net decreased by $12 million, or 200 percent, during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, primarily due to (1) $6 million of interest expense, including amortization of debt discount, recognized in connection to our 0.75% Convertible Senior Notes due 2016 and (2) a $6 million decrease related to foreign currency transaction losses.

Interest and other income (expense), net decreased by $9 million, or 150 percent, during the six months ended September 30, 2011 as compared to the six months ended September 30, 2010, primarily due to (1) $6 million of interest expense, including amortization of debt discount, recognized in connection to our 0.75% Convertible Senior Notes due 2016 and (2) a $5 million decrease related to foreign currency transaction losses.

Income Taxes

Benefit from income taxes for the three and six months ended September 30, 2011 and 2010 were as follows (in millions):

	September 30, 2011	Effective Tax Rate	September 30, 2010	Effective Tax Rate	% Change
Three months ended	$(40)	10.5%	$(17)	7.7%	135%
Six months ended	$(31)	20.7%	$(20)	16.0%	55%

During the three months ended September 30, 2011, we recorded approximately $55 million of additional net deferred tax liabilities related to the PopCap acquisition. These additional deferred tax liabilities create a new source of taxable income, thereby requiring us to release a portion of our deferred tax asset valuation allowance with a related reduction in income tax expense of $55 million.

The tax benefit reported for the three months ended September 30, 2011 is based on our projected annual effective tax rate for fiscal year 2012, and also includes certain discrete tax benefits recorded during the period. Our effective tax rates for the three and six months ended September 30, were a tax benefit of 10.5 percent and 20.7 percent, respectively. The effective tax rate for the three and six months ended September 30, 2011 differs from the statutory rate of 35.0 percent primarily due to the utilization of U.S. deferred tax assets which were subject to a valuation allowance, a reduction in the U.S. valuation allowance related to the PopCap acquisition, and non-U.S. profits subject to a reduced or zero tax rate. The effective tax rate for the three and six months ended September 30, 2011 differs from the same period in fiscal year 2011 primarily due to greater tax benefits recorded in fiscal year 2012 related to the reduction of the U.S. valuation allowance for the Popcap acquisition.

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

We historically have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States, and accordingly, no U.S. taxes have been provided thereon. We currently intend to continue to indefinitely reinvest the undistributed earnings of our foreign subsidiaries outside of the United States.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If an entity concludes it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, it need not perform the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of ASU 2011-08 to have an impact on our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

	(Decrease)0	(Decrease)0	(Decrease)0
(In millions)	As of September 30, 2011	As of March 31, 2011	Increase / (Decrease)
Cash and cash equivalents	$930	$1,579	$(649)
Short-term investments	355	497	(142)
Marketable equity securities	214	161	53

Total	$1,499	$2,237	$(738)

Percentage of total assets	28%	45%

	(Decrease)0	(Decrease)0	(Decrease)0
	Six months Ended September 30,		Increase / (Decrease)

(In millions)	2011	2010
Cash used in operating activities	$(485)	$(282)	$(203)
Cash provided by (used in) investing activities	(575)	44	(619)
Cash provided by financing activities	424	17	407
Effect of foreign exchange on cash and cash equivalents	(13)	4	(17)

Net decrease in cash and cash equivalents	$(649)	$(217)	$(432)

Changes in Cash Flow

Operating Activities. Cash used in operating activities increased $203 million during the six months ended September 30, 2011 as compared to six months ended September 30, 2010 primarily due to higher royalty payments and settlements of fiscal 2011 year-end payable balances.

Investing Activities. Cash provided by investing activities decreased $619 million during the six months ended September 30, 2011 as compared to the six months ended September 30, 2010 primarily due to (1) $657 million used for acquisitions, the majority of which was used to fund our acquisition of PopCap, (2) $121 million in proceeds received from the sale of our Ubisoft investment in the six months ended September 30, 2010, and (3) a $61 million increase in capital expenditures. These items were partially offset by (1) a $122 million increase in proceeds received from the maturities and sales of short-term investments and (2) an $83 million decrease in the purchase of short-term investments.

Financing Activities. Cash provided by financing activities increased $407 million during the six months ended September 30, 2011 as compared to the six months ended September 30, 2010 primarily due to (1) $617 million in proceeds received from the sale of 0.75% Convertible Senior Notes due 2016, net of issuance costs and (2) $65 million proceeds received from the issuance of Warrants. These items were partially offset by (1) $189 million, net of commissions, paid for the repurchase and retirement of our common stock pursuant to our Stock Repurchase Program and (2) $107 million paid for the purchase of the Convertible Note Hedge.

Short-term Investments and Marketable Equity Securities

Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of September 30, 2011, our short-term investments had gross unrealized gains of $1 million, or less than 1 percent of the total in short-term investments, and gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

The fair value of our marketable equity securities increased to $214 million as of September 30, 2011 from $161 million as of March 31, 2011 primarily due to an increase in the value of our investment in Neowiz.

Restricted Cash and Contingent Consideration

Primarily in connection with our acquisitions of PopCap, Playfish, and Chillingo, we may be required to pay an additional $660 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2014. In connection with our Playfish acquisition, we deposited $100 million into an escrow account related to the contingent consideration. In addition, in connection with our PopCap acquisition, we acquired an additional $6 million of restricted cash which is held in an escrow account in the event that certain liabilities become due. As these deposits are restricted in nature, they are excluded from cash and cash equivalents. As of September 30, 2011, the restricted cash of $106 million is included in other current assets in our Condensed Consolidated Balance Sheets. Through the three months ended September 30, 2011, no distributions were made from the restricted cash amount. As of September 30, 2011, we have accrued $166 million of contingent consideration on our Condensed Consolidated Balance Sheet.

Fiscal 2011 Restructuring

In connection with our fiscal 2011 restructuring plan, we expect to incur cash expenditures through June 2016 of approximately (1) $27 million during the remainder of fiscal year 2012, (2) $27 million in fiscal year 2013, (3) $26 million in fiscal year 2014, (4) $18 million in fiscal year 2015, and (5) $16 million thereafter. The actual cash expenditures are variable as they will be dependent upon the actual revenue we generate from certain games.

Financing Arrangement

In July 2011, we issued $632.5 million aggregate principal amount of 0.75% Convertible Senior Notes due 2016 (the “Notes”). The Notes are senior unsecured obligations which pay interest semiannually in arrears at a rate of 0.75 percent per annum on January 15 and July 15 of each year, beginning on January 15, 2012 and will mature on July 15, 2016, unless earlier purchased or converted in accordance with their terms prior to such date. The Notes are convertible into cash and shares of our common stock based on an initial conversion value of 31.5075 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $31.74 per share). Upon conversion of the Notes, holders will receive cash up to the principal amount of each Note, and any excess conversion value will be delivered in shares of our common stock.

Prior to April 15, 2016, the Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the Notes. The Notes do not contain any financial covenants.

The conversion rate is subject to customary anti-dilution adjustments, but will not be adjusted for any accrued and unpaid interest. Following certain corporate events described in the indenture governing the notes (the “Indenture”) that occur prior to the maturity date, the conversion rate will be increased for a holder who elects to convert its Notes in connection with such corporate event in certain circumstances. The Notes are not redeemable prior to maturity, and no sinking fund is provided for the Notes.

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

In addition, in July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provide us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock at a strike price of $31.74, which corresponds to the conversion price of the Notes and is equal to the number of shares of our common stock that notionally underlie the Notes. As of September 30, 2011, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge.

Separately, we have also entered into privately negotiated warrant transactions with the certain counterparties whereby we sold to independent third parties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments that are substantially the same as the anti-dilution provisions contained in the Notes, up to 19.9 million shares of our common stock (which is also equal to the number of shares of our common stock that notionally underlie the Notes), with a strike price of

$41.14. The Warrants could have a dilutive effect with respect to our common stock to the extent that the market price per share of its common stock exceeds $41.14 on or prior to the expiration date of the Warrants. We received proceeds of $65 million from the sale of the Warrants.

See Note 12 for additional information related to our 0.75% Convertible Senior Notes due 2016.

Financial Condition

We believe that cash, cash equivalents, short-term investments, marketable equity securities, cash generated from operations and available financing facilities will be sufficient to meet our operating requirements for at least the next 12 months, including working capital requirements, capital expenditures, and potentially, future acquisitions, stock repurchases, or strategic investments. We may choose at any time to raise additional capital to strengthen our financial position, facilitate expansion, repurchase our stock, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.

As of September 30, 2011, approximately $557 million of our cash, cash equivalents, and short-term investments and $102 million of our marketable equity securities were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

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

We have a “shelf” registration statement on Form S-3 on file with the SEC. This shelf registration statement, which includes a base prospectus, allows us at any time to offer any combination of securities described in the prospectus in one or more offerings. Unless otherwise specified in a prospectus supplement accompanying the base prospectus, we would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes, including for working capital, financing capital expenditures, research and development, marketing and distribution efforts, and if opportunities arise, for acquisitions or strategic alliances. Pending such uses, we may invest the net proceeds in interest-bearing securities. In addition, we may conduct concurrent or other financings at any time.

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

In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation, FAPL (Football Association Premier League Limited), and DFL Deutsche Fußball Liga GmbH (German Soccer League) (professional soccer); National Basketball Association (professional basketball); PGA TOUR, Tiger Woods and Augusta National (professional golf); National Hockey League and NHL Players’ Association (professional hockey); Warner Bros. (Harry Potter); National Football League Properties, PLAYERS Inc., and Red Bear Inc.

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

The following table summarizes our unrecognized minimum contractual obligations as of September 30, 2011, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

	Contractual Obligations
Fiscal Year Ending March 31,	Leases (a)	Developer/ Licensor Commitments	Marketing	Convertible Notes Interest (b)	Other Purchase Obligations	Total
2012 (remaining six months)	$24	$70	$61	$2	$7	$164
2013	51	196	36	5	5	293
2014	44	121	64	5	5	239
2015	30	116	32	5	2	185
2016	22	83	33	5	—	143
Thereafter	11	340	95	2	—	448

Total	$182	$926	$321	$24	$19	$1,472

(a)

See discussion on operating leases in the “Off-Balance Sheet Commitments” section below for additional information. Lease commitments have not been reduced by minimum sub-lease rentals for unutilized office space resulting from our reorganization activities of approximately $11 million due in the future under non-cancelable sub-leases.

(b)

In addition to the interest payments reflected in the table above, we will be obligated to pay the $632.5 million principal amount of the 0.75% Convertible Senior Notes due 2016 and any excess conversion value in shares of our common stock upon redemption after the maturity of the Notes on July 15, 2016 or earlier. See Note 12 for additional information related to our 0.75% Convertible Senior Notes due 2016.

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

In addition to what is included in the table above, as of September 30, 2011, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $239 million, of which approximately $43 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

In addition to what is included in the table above as of September 30, 2011, primarily in connection with our PopCap, Playfish and Chillingo acquisitions, we may be required to pay an additional $660 million of cash consideration through March 31, 2014, that is contingent upon the achievement of certain performance milestones. As of September 30, 2011, we have accrued $166 million of contingent consideration on our Condensed Consolidated Balance Sheet.

OFF-BALANCE SHEET COMMITMENTS

Lease Commitments

As of September 30, 2011, we leased certain of our current facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

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

Foreign Currency Exchange Rate Risk

Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing foreign currency option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. During the reporting periods, all forecasted transactions occurred, and therefore, there were no such gains or losses reclassified into interest and other income (expense), net. Our hedging programs are designed to reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net revenue and research and development expenses. As of September 30, 2011, we had foreign currency option contracts to purchase approximately $38 million in foreign currency and to sell approximately $72 million of foreign currency. All of the foreign currency option contracts outstanding as of September 30, 2011 will mature in the next 12 months. As of March 31, 2011, we had foreign currency option contracts to purchase approximately $40 million in foreign currency and to sell approximately $10 million of foreign currency. As of September 30, 2011 and March 31, 2011, the fair value of these outstanding foreign currency option contracts was immaterial and is included in other current assets.

Balance Sheet Hedging Activities. We use foreign currency forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts generally have a contractual term of three months or less and are transacted near month-end. Our foreign currency forward contracts are not designated as hedging instruments, and are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or accrued and other current liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. In certain cases, the amount of such gains and losses will significantly differ from the amount of gains and losses recognized on the underlying foreign-currency-denominated monetary asset or liability, in which case our results will be impacted. As of September 30, 2011, we had foreign currency forward contracts to purchase and sell approximately $405 million in foreign currencies. Of this amount, $384 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $12 million to purchase foreign currency in exchange for U.S. dollars, and $9 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2011, we had foreign currency forward contracts to purchase and sell approximately $187 million in foreign currencies. Of this amount, $140 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $31 million to purchase foreign currency in exchange for U.S. dollars, and $16 million to sell foreign currency in exchange for British pounds sterling. As of September 30, 2011 and March 31, 2011, the fair value of our foreign currency forward contracts was immaterial and is included in accrued and other liabilities.

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

Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of September 30, 2011, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential declines in the fair value of the premiums on our foreign currency option contracts used in cash flow hedging of $1 million in each scenario. As of September 30, 2011, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $40 million and $59 million, respectively. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

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

As of September 30, 2011 and March 31, 2011, our short-term investments were classified as available-for-sale securities, and consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of September 30, 2011 and March 31, 2011 (in millions):

	As of September 30, 2011	As of March 31, 2011
Corporate bonds	$170	$253
U.S. agency securities	86	102
U.S. Treasury securities	82	124
Commercial paper	17	18

Total short-term investments	$355	$497

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of September 30, 2011, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of September 30, 2011	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$172	$171	$170	$170	$168	$167	$166
U.S. agency securities	89	88	87	86	86	85	85
U.S. Treasury securities	84	84	83	82	81	81	80
Commercial paper	17	17	17	17	17	17	17

Total short-term investments	$362	$360	$357	$355	$352	$350	$348

Market Price Risk

The fair value of our marketable equity securities in publicly traded companies is subject to market price volatility and foreign currency risk for investments denominated in foreign currencies. As of September 30, 2011 and March 31, 2011, our marketable equity securities were classified as available-for-sale securities, and consequently, were recorded on our Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity. The fair value of our marketable equity securities as of September 30, 2011 and March 31, 2011 was $214 million and $161 million, respectively.

Our marketable equity securities have been, and may continue to be, adversely impacted by volatility in the public stock markets. At any time, a sharp change in market prices in our investments in marketable equity securities could have a significant impact on the fair value of our investments. The following table presents hypothetical changes in the fair value of our marketable equity securities as of September 30, 2011, arising from changes in market prices of plus or minus 25 percent, 50 percent, and 75 percent.

	Valuation of Securities Given an X Percentage Decrease in Each Stock’s Market Price			Fair Value as of September 30, 2011	Valuation of Securities Given an X Percentage Increase in Each Stock’s Market Price
(In millions)	(75%)	(50%)	(25%)		25%	50%	75%
Marketable equity securities	$54	$107	$161	$214	$268	$321	$375

Item 4.	Controls and Procedures

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the three months ended September 30, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

During the six months ended September 30, 2011, approximately 63 percent of our North America sales were made to our top ten customers. In Europe, our top ten customers accounted for approximately 50 percent of our sales in that territory during the three months ended September 30, 2011. Worldwide, we had direct sales to one customer, GameStop Corp., which represented approximately 17 percent of total net revenue for the six months ended September 30, 2011. Though our products are available to consumers through a variety of retailers and directly through us, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

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

In order to publish products for a video game system such as the Xbox 360, PLAYSTATION 3 or Wii, we must take a license from Microsoft, Sony and Nintendo, respectively, which give these companies the opportunity to set the fee structure that we must pay in order to publish games for that platform. Similarly, these companies have retained the flexibility to change their fee structures, or adopt different fee structures for online purchases of games, online gameplay and other new features for their consoles. The control that hardware manufacturers have over the fee structures for their platforms and online access could adversely impact our costs, profitability and margins. Because publishing products for video game systems is the largest portion of our business, any increase in fee structures would significantly harm our ability to generate profits.

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

Further, the Notes are subject to a net share settlement feature, which means that we will satisfy our conversion obligation to holders by paying cash in settlement of the lesser of the principal amount and the conversion value of the Notes and by delivering shares of our common stock in settlement of any and all conversion obligations in excess of the principal amount. In addition, holders of the Notes will have the right to require us to purchase their Notes for cash upon the occurrence of a fundamental change at a purchase price equal to 100 percent of their principal amount, plus accrued and unpaid interest, if any.

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

International sales are a fundamental part of our business. For the six months ended September 30, 2011, international net revenue comprised 51 percent of our total net revenue. We expect international sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. In addition, our foreign investments and our cash and cash equivalents denominated in foreign currencies are subject to currency fluctuations. We use foreign currency forward contracts to mitigate some foreign currency risk associated with foreign currency denominated monetary assets and liabilities (primarily certain intercompany receivables and payables) to a limited extent and foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries). However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. In the past, the disruption in the global financial markets has impacted many of the financial institutions with which we do business, and we are subject to counterparty risk with respect to such institutions with whom we enter into hedging transactions. A sustained decline in the financial stability of financial institutions as a result of the disruption in the financial markets could negatively impact our treasury operations, including our ability to secure credit-worthy counterparties for our foreign currency hedging programs. Accordingly, our results of operations, including our reported net revenue, operating expenses and net income, and financial condition can be adversely affected by unfavorable foreign currency fluctuations, especially the Euro, British pound sterling and Canadian dollar.

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

We are subject to income taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes, and in the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain.

We are also required to estimate what our tax obligations will be in the future. Although we believe our tax estimates are reasonable, the estimation process and applicable laws are inherently uncertain, and our estimates are not binding on tax authorities. The tax laws’ treatment of software and Internet-based transactions is particularly uncertain and in some cases currently applicable tax laws are ill-suited to address these kinds of transactions. Apart from an adverse resolution of these uncertainties, our effective tax rate also could be adversely affected by our profit levels, by changes in our business or changes in our structure resulting from the reorganization of our business and operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in applicable tax laws (in the United States or foreign jurisdictions), or changes in the valuation allowance for deferred tax assets, as well as other factors. Beginning in fiscal year 2009 we recorded a valuation allowance against most of our U.S. deferred tax assets. We expect to provide a valuation allowance on future U.S. tax benefits until we can sustain a level of profitability or until other significant positive evidence arises that suggest that these benefits are more likely than not to be realized. Further, our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should our ultimate tax liability exceed our estimates, our income tax provision and net income or loss could be materially affected.

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

Our reported financial results are impacted by the accounting policies promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. For example, as we have recently issued Notes which we will account for under ASC 470-20, Debt with Conversion and Other Options, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. Consequently, we will report lower net income in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes. Furthermore, we cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method, with respect to the calculation of diluted earnings per share when considering our Notes that may be settled entirely or partly in cash. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

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

The following table summarizes the number of shares repurchased during the three months ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
July 1-31, 2011	860,573	$24.07	860,573	$431
August 1-31, 2011	2,743,998	$19.50	2,743,998	$377
September 1-30, 2011	1,109,350	$21.91	1,109,350	$353

Item 3.	Defaults Upon Senior Securities

None.

Item 6.	Exhibits

The exhibits listed in the accompanying index to exhibits on Page 73 are filed or incorporated by reference as part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Eric F. Brown
DATED:	Eric F. Brown
November 8, 2011	Executive Vice President,
Chief Financial Officer

ELECTRONIC ARTS INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2011

EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date

15.1	Awareness Letter of KPMG, LLP, Independent Registered Public Accounting Firm.				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS†	XBRL Instance Document.				X

101.SCH†	XBRL Taxonomy Extension Schema Document.				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.