Form 10-Q
period 2011-12-31
ELECTRONIC ARTS INC.
filed 2012-02-07
CIK 712515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

As of February 2, 2012, there were 331,388,311 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2011

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	December 31, 2011	March 31, 2011 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,242	$1,579
Short-term investments	406	497
Marketable equity securities	143	161
Receivables, net of allowances of $295 and $304, respectively	526	335
Inventories	69	77
Deferred income taxes, net	92	56
Other current assets	328	327

Total current assets	2,806	3,032
Property and equipment, net	547	513
Goodwill	1,716	1,110
Acquisition-related intangibles, net	402	144
Deferred income taxes, net	44	49
Other assets	181	80

TOTAL ASSETS	$5,696	$4,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112	$228
Accrued and other current liabilities	846	768
Deferred net revenue (packaged goods and digital content)	1,439	1,005

Total current liabilities	2,397	2,001
0.75% convertible senior notes due 2016, net	534	—
Income tax obligations	183	192
Deferred income taxes, net	82	37
Other liabilities	235	134

Total liabilities	3,431	2,364

Commitments and contingencies (See Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 332 and 333 shares issued and outstanding, respectively	3	3
Paid-in capital	2,549	2,495
Accumulated deficit	(477)	(153)
Accumulated other comprehensive income	190	219

Total stockholders’ equity	2,265	2,564

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,696	$4,928

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

(a) Derived from audited consolidated financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share data)	2011	2010	2011	2010
Net revenue	$1,061	$1,053	$2,775	$2,499
Cost of goods sold	552	586	1,224	1,171

Gross profit	509	467	1,551	1,328

Operating expenses:
Marketing and sales	269	253	631	553
General and administrative	98	75	260	226
Research and development	325	273	928	825
Amortization of intangibles	11	14	37	44
Acquisition-related contingent consideration	(11)	1	8	(25)
Restructuring and other charges	—	154	17	162

Total operating expenses	692	770	1,881	1,785

Operating loss	(183)	(303)	(330)	(457)
Gain on strategic investments, net	—	—	—	23
Interest and other income (expense), net	(10)	—	(13)	6

Loss before provision for (benefit from) income taxes	(193)	(303)	(343)	(428)
Provision for (benefit from) income taxes	12	19	(19)	(1)

Net loss	$(205)	$(322)	$(324)	$(427)

Net loss per share:
Basic and Diluted	$(0.62)	$(0.97)	$(0.98)	$(1.29)
Number of shares used in computation:
Basic and Diluted	332	332	331	330

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended December 31,
(In millions)	2011	2010
OPERATING ACTIVITIES
Net loss	$(324)	$(427)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	148	138
Stock-based compensation	129	138
Acquisition-related contingent consideration	8	(25)
Non-cash restructuring charges	(3)	1
Net gains on investments and sale of property and equipment	(12)	(24)
Change in assets and liabilities:
Receivables, net	(176)	(180)
Inventories	11	(4)
Other assets	(81)	(9)
Accounts payable	(150)	59
Accrued and other liabilities	50	34
Deferred income taxes, net	(44)	32
Deferred net revenue (packaged goods and digital content)	434	334

Net cash provided by (used in) operating activities	(10)	67

INVESTING ACTIVITIES
Capital expenditures	(128)	(38)
Proceeds from sale of property and equipment	26	—
Proceeds from sale of marketable equity securities	—	132
Proceeds from maturities and sales of short-term investments	463	282
Purchase of short-term investments	(374)	(367)
Acquisition of subsidiaries, net of cash acquired	(676)	(16)

Net cash used in investing activities	(689)	(7)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	39	17
Proceeds from borrowings on convertible senior notes, net of issuance costs	617	—
Proceeds from issuance of warrants	65	—
Purchase of convertible note hedge	(107)	—
Excess tax benefit from stock-based compensation	4	—
Repurchase and retirement of common stock	(230)	—

Net cash provided by financing activities	388	17

Effect of foreign exchange on cash and cash equivalents	(26)	3

Increase (decrease) in cash and cash equivalents	(337)	80
Beginning cash and cash equivalents	1,579	1,273

Ending cash and cash equivalents	$1,242	$1,353

Supplemental cash flow information:
Cash paid (refunded) during the period for income taxes, net	$(4)	$11

Non-cash investing activities:
Change in unrealized gains on available-for-sale securities, net of taxes	$(16)	$23

Equity issued in connection with acquisition	$87	$—

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

We develop, market, publish and distribute game software and content that can be played by consumers on a variety of platforms, including video game consoles (such as the Sony PLAYSTATION 3, Microsoft Xbox 360, and Nintendo Wii), personal computers, mobile phones (such as the Apple iPhone and Google Android compatible phones), tablets and electronic readers (such as the Apple iPad and Amazon Kindle), the Internet, and handheld game players (such as the Sony PlayStation Portable (“PSP”) and the Nintendo DS and 3DS). Some of our games are based on content that we license from others (e.g., FIFA, Madden NFL, STAR WARS, Harry Potter, and Hasbro’s toy and game intellectual properties), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims, Need for Speed, Battlefield, Mass Effect, and Dead Space). Our goal is to publish titles with global mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., FIFA, Madden NFL, and NCAA Football), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed, Battlefield, Mass Effect, and Dead Space) and titles based on long-lived literary and/or movie properties (e.g., Harry Potter and STAR WARS).

Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2012 and 2011 contain 52 weeks each, and ends or ended, as the case may be, on March 31, 2012 and April 2, 2011, respectively. Our results of operations for the three months ended December 31, 2011 and 2010 contained 13 weeks each, and ended on December 31, 2011 and January 1, 2011, respectively. Our results of operations for the nine months ended December 31, 2011 and 2010 contained 39 weeks each, and ended on December 31, 2011 and January 1, 2011, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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

Determining whether and when some of these criteria have been satisfied often involves assumptions and management judgments that can have a significant impact on the timing and amount of revenue we report in each period. For example, for our multiple element software arrangements, we must make assumptions and judgments in order to (1) determine whether and when each element has been delivered, (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services, (3) determine whether vendor specific objective evidence of fair value (“VSOE”) exists for each undelivered element, and (4) allocate the total price among the various elements we must deliver. Changes to any of these assumptions or management judgments, or changes to the elements in a software arrangement, could cause a material increase or decrease in the amount of revenue that we report in a particular period.

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

Software Licenses. We license software rights to original equipment manufacturers (“OEMs”) of products in related industries (for example, makers of personal computers or computer accessories) to include certain of our products with the manufacturer’s product, or offer our products to consumers who have purchased the manufacturer’s product. We call these combined products “OEM bundles.” These OEM bundles generally require the customer to pay us an upfront nonrefundable fee, which represents the guaranteed minimum royalty amount. Revenue is generally recognized upon delivery of the product master or the first copy. Per-copy royalties on sales that exceed the minimum guarantee are recognized as earned.

Adoption of ASU 2009-13 and ASU 2009-14

On April 3, 2011, we adopted FASB Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements and ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements that Include Software Elements. The new accounting principles establish a selling price hierarchy for determining the selling price of a deliverable and require the application of the relative selling price method to allocate the arrangement consideration to each deliverable in a multiple element arrangement that includes tangible products. In some of our multiple element arrangements, we sell tangible products with software and/or online services. These tangible products are generally either peripherals or ancillary collectors’ items. Prior to April 3, 2011, because either the software or other elements sold with the tangible products were essential to the functionality of the tangible product and/or we did not have VSOE for the tangible product, we did not separately account for the tangible product.

For our multiple element arrangements that include tangible products entered into after April 2, 2011, revenue is allocated to each separate unit of accounting for each deliverable using the relative selling prices of each deliverable in the arrangement based on the selling price hierarchy described below. If the arrangement contains more than one software deliverable, the arrangement consideration is allocated to the software deliverables as a group and then allocated to each software deliverable in accordance with ASC 985-605.

We determine the selling price for a tangible product deliverable based on the following selling price hierarchy: VSOE (i.e., the price we charge when the tangible product is sold separately) if available, third-party evidence (“TPE”) of fair value (i.e., the price charged by others for similar tangible products) if VSOE is not available, or our best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. Determining the BESP is a subjective process that is based on multiple factors including, but not limited to, recent selling prices and related discounts, market conditions, customer classes, sales channels and other factors.

As the result of the adoption of these standards, for the three and nine months ended December 31, 2011, we recognized $15 million more revenue than would have been recognized under previous accounting standards.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2011 and March 31, 2011, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of December 31, 2011	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$398	$398	$—	$—	Cash equivalents
Available-for-sale securities:
Corporate bonds	151	—	151	—	Short-term investments
Marketable equity securities	143	143	—	—	Marketable equity securities
U.S. Treasury securities	138	138	—	—	Short-term investments and cash equivalents
U.S. agency securities	125	—	125	—	Short-term investments and cash equivalents
Commercial paper	18	—	18	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	11	11	—	—	Other assets
Foreign currency derivatives	3	—	3	—	Other current assets

Total assets at fair value	$987	$690	$297	$—

Liabilities
Contingent consideration (b)	$159	$—	$—	$159	Accrued and other current liabilities and other liabilities

Total liabilities at fair value	$159	$—	$—	$159

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Contingent Consideration
Balance as of March 31, 2011				$51
Additions				100
Change in fair value (c)				8

Balance as of December 31, 2011				$159

	As of March 31, 2011	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$774	$774	$—	$—	Cash equivalents
Available-for-sale securities:
Corporate bonds	253	—	253	—	Short-term investments
Marketable equity securities	161	161	—	—	Marketable equity securities
U.S. Treasury securities	129	129	—	—	Short-term investments and cash equivalents
U.S. agency securities	102	—	102	—	Short-term investments
Commercial paper	31	—	31	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	12	12	—	—	Other assets

Total assets at fair value	$1,462	$1,076	$386	$—

Liabilities
Contingent consideration (b)	$51	$—	$—	$51	Accrued and other current liabilities and other liabilities

Total liabilities at fair value	$51	$—	$—	$51

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Contingent Consideration
Balance as of March 31, 2010				$65
Additions				3
Change in fair value (c)				(17)

Balance as of March 31, 2011				$51

(a)	The deferred compensation plan assets consist of various mutual funds.

(b)

The contingent consideration as of December 31, 2011 represents the estimated fair value of the additional variable cash consideration payable primarily in connection with our acquisitions of PopCap Games, Inc. (“PopCap”), Playfish Limited (“Playfish”), KlickNation Corporation (“KlickNation”), and Chillingo Limited (“Chillingo”) that is contingent upon the achievement of certain performance milestones. The contingent consideration as of March 31, 2011 represents the estimated fair value of the additional variable cash consideration payable primarily in connection with our acquisitions of Playfish and Chillingo that is contingent upon the achievement of certain performance milestones. We estimated the fair value using expected future cash flows over the period in which the obligations are expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligations. In connection with the acquisition of PopCap during the second quarter of fiscal year 2012, we recognized an additional $95 million of contingent consideration. See Note 6 for additional information related to the PopCap contingent consideration and final allocation of purchase price.

(c)	The change in fair value is reported as acquisition-related contingent consideration in our Condensed Consolidated Statements of Operations.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

There were no material impairment charges for assets and liabilities measured at fair value on a nonrecurring basis in periods subsequent to initial recognition during the three and nine months ended December 31, 2011 and 2010.

(4) FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

As of December 31, 2011 and March 31, 2011, our cash and cash equivalents were $1,242 million and $1,579 million, respectively. Cash equivalents were valued at their carrying amounts as they approximate fair value due to the short maturities of these financial instruments.

Short-Term Investments

Short-term investments consisted of the following as of December 31, 2011 and March 31, 2011 (in millions):

	As of December 31, 2011				As of March 31, 2011
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$150	$1	$—	$151	$252	$1	$—	$253
U.S. Treasury securities	123	—	—	123	124	—	—	124
U.S. agency securities	120	—	—	120	102	—	—	102
Commercial paper	12	—	—	12	18	—	—	18

Short-term investments	$405	$1	$—	$406	$496	$1	$—	$497

We evaluate our investments for impairment quarterly. Factors considered in the review of investments with an unrealized loss include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell the investments, any contractual terms impacting the prepayment or settlement process, as well as if we would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of December 31, 2011 and March 31, 2011.

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of December 31, 2011 and March 31, 2011 (in millions):

	Amortized	Amortized	Amortized	Amortized
	As of December 31, 2011		As of March 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$187	$187	$214	$214
Due in 1-2 years	118	118	156	157
Due in 2-3 years	100	101	126	126

Short-term investments	$405	$406	$496	$497

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

Marketable equity securities consisted of the following as of December 31, 2011 and March 31, 2011 (in millions):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2011	$32	$111	$—	$143
As of March 31, 2011	$32	$129	$—	$161

We did not recognize any impairment charges during the three and nine months ended December 31, 2011 on our marketable equity securities. We did not recognize impairment charges during the three months ended December 31, 2010 on our marketable equity securities. During the nine months ended December 31, 2010, we recognized impairment charges of $2 million on our investment in The9. Due to various factors, including but not limited to, the extent and duration during which the market price of this security had been below its adjusted cost and our intent to hold this security, we concluded the decline in value was other-than-temporary. The impairment charge for the nine months ended December 31, 2010 is included in gain on strategic investments, net in our Condensed Consolidated Statement of Operations.

We did not sell any of our marketable securities during the three and nine months ended December 31, 2011 and the three months ended December 31, 2010. During the nine months ended December 31, 2010, we received proceeds of $121 million from the sale of our investment in Ubisoft and realized gains of $28 million, net of costs to sell. During the nine months ended December 31, 2010, we sold the remaining portions of our investment in The9 and received proceeds of $11 million and realized losses of $3 million. The realized gains and losses for the nine months ended December 31, 2010 are included in gain on strategic investments, net in our Condensed Consolidated Statement of Operations.

0.75% Convertible Senior Notes Due 2016

The following table summarizes the carrying value and fair value of our 0.75% Convertible Senior Notes due 2016 (in millions):

	As of December 31, 2011
	Carrying Value	Fair Value
0.75% Convertible Senior Notes due 2016	$534	$615

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

Cash Flow Hedging Activities

Our foreign currency option contracts are designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression analysis, as well as other timing and probability criteria. To qualify for hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. During the reporting periods, all forecasted transactions occurred, and therefore, there were no such gains or losses reclassified into interest and other income (expense), net. As of December 31, 2011, we had foreign currency option contracts to purchase approximately $90 million in foreign currency and to sell approximately $46 million of foreign currency. All of the foreign currency option contracts outstanding as of December 31, 2011 will mature in the next 12 months. As of March 31, 2011, we had foreign currency option contracts to purchase approximately $40 million in foreign currency and to sell approximately $10 million of foreign currency. As of December 31, 2011 and March 31, 2011, the fair value of these outstanding foreign currency option contracts was immaterial and is included in other current assets.

The effect of the gains and losses from our foreign currency option contracts in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2011 and 2010 was immaterial, and is included in interest and other income (expense), net.

Balance Sheet Hedging Activities

Our foreign currency forward contracts are not designated as hedging instruments, and are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or accrued and other current liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses in the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. As of December 31, 2011, we had foreign currency forward contracts to purchase and sell approximately $662 million in foreign currencies. Of this amount, $623 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $30 million to purchase foreign currency in exchange for U.S. dollars, and $9 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2011, we had foreign currency forward contracts to purchase and sell approximately $187 million in foreign currencies. Of this amount, $140 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $31 million to purchase foreign currency in exchange for U.S. dollars, and $16 million to sell foreign currency in exchange for British pounds sterling. As of December 31, 2011 and March 31, 2011, the fair value of our foreign currency forward contracts was immaterial and is included in accrued and other liabilities.

The effect of foreign currency forward contracts in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2011 and 2010, was as follows (in millions):

		Gain Recognized in Income on Derivative
	Location of Gain Recognized in-Income on Derivative	Three Months Ended December 31,		Nine Months Ended December 31,
		2011	2010	2011	2010
Foreign currency forward contracts not designated as hedging instruments	Interest and other income (expense), net	$19	$12	$33	$7

(6) BUSINESS COMBINATIONS

PopCap Games Inc. Acquisition

In August 2011, we acquired all of the outstanding shares of PopCap for an aggregate purchase price of approximately (1) $645 million in cash and (2) $87 million in privately-placed shares of our common stock to the founders and chief executive officer of PopCap. In addition, we agreed to grant over a four year period to PopCap’s employees up to $50 million in long-term equity retention arrangements in the form of restricted stock unit awards and options to acquire our common stock. These awards and options will be accounted for as stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. PopCap is a leading developer of games for mobile phones, tablets, PCs, and social network sites. This acquisition strengthens our participation in casual gaming and contributes to the growth of our digital product offerings. The following table summarizes the acquisition date fair value of the consideration transferred which consisted of the following (in millions):

Cash	$645
Equity	87

Total purchase price	$732

The equity included in the consideration above consisted of privately-placed shares of our common stock, whose fair value was determined based on the quoted market price of our common stock on the date of acquisition.

In addition, we may be required to pay additional variable cash consideration that is contingent upon the achievement of certain performance milestones through December 31, 2013 and is limited to a maximum of $550 million based on achievement of certain non-GAAP earnings targets before interest and tax. The estimated fair value of the contingent consideration arrangement at the acquisition date was $95 million. We estimated the fair value of the contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation.

The final allocation of the purchase price was based on valuations of certain assets and liabilities and was completed during the third quarter of fiscal year 2012. The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition (in millions):

Current assets	$62
Property and equipment, net	6
Goodwill	563
Finite-lived intangible assets	302
Contingent consideration	(95)
Deferred income taxes, net	(51)
Other liabilities	(55)

Total purchase price	$732

All of the goodwill was assigned to our EA Brands Segment. None of the goodwill recognized upon acquisition is deductible for tax purposes. See Note 7 for additional information related to the changes in the carrying amount of goodwill and Note 17 for segment information.

Finite-lived intangible assets acquired in this transaction are being amortized on a straight-line basis over their estimated lives ranging from three to nine years. The intangible assets as of the date of the acquisition include:

	Gross Carrying	Gross Carrying
	Gross Carrying Amount (in millions)	Weighted-Average Useful Life (in years)
Developed and core technology	$245	6
Trade names and trademarks	40	9
In-process research and development	15	5
Other intangibles	2	4

Total finite-lived intangibles	$302	6

In connection with our acquisition of PopCap, we acquired in-process research and development assets valued at approximately $15 million in relation to game software that had not reached technical feasibility as of the date of acquisition. The fair value of PopCap’s products under development was determined using the income approach, which discounts expected future cash flows from the acquired in-process technology to present value. The discount rates used in the present value calculations were derived from an average weighted average cost of capital of 13 percent. Should the in-process software not be successfully completed, completed at a higher cost, or the development efforts go beyond the timeframe estimated by management, we may not receive the full benefits anticipated from the acquisition. Benefits from the development efforts are expected to begin to be received in the fourth quarter of fiscal year 2012 and the development efforts are expected to be completed in fiscal year 2013.

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

KlickNation and Other Fiscal 2012 Acquisitions

In November 2011, we acquired KlickNation, a developer of social role-playing games. During the nine months ended December 31, 2011, we completed three other acquisitions. These business combinations were completed for total cash consideration of approximately $55 million. These acquisitions were not material to our Consolidated Balance Sheets and Statements of Operations. The results of operations and the estimated fair value of the acquired assets and assumed liabilities have been included in our Consolidated Financial Statements since the date of the acquisitions. See Note 7 for information regarding goodwill and acquisition-related intangible assets. Pro forma results of operations have not been presented because the effect of the acquisitions was not material to our Condensed Consolidated Statements of Operations.

(7) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET

The changes in the carrying amount of goodwill are as follows (in millions):

EA Brands Segment
As of March 31, 2011
Goodwill	$1,478
Accumulated impairment	(368)

Total	1,110

Goodwill acquired	610
Effects of foreign currency translation	(4)

As of December 31, 2011
Goodwill	2,084
Accumulated impairment	(368)

Total	$1,716

Acquisition-related intangibles consisted of the following (in millions):

	As of December 31, 2011			As of March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$518	$(212)	$306	$259	$(180)	$79
Trade names and trademarks	131	(81)	50	90	(70)	20
Carrier contracts and related	85	(66)	19	85	(62)	23
Registered user base and other intangibles	91	(79)	12	86	(64)	22
In-process research and development	15	—	15	—	—	—

Total	$840	$(438)	$402	$520	$(376)	$144

Amortization of intangibles for the three and nine months ended December 31, 2011 was $25 million (of which $14 million was recognized in cost of goods sold) and $62 million (of which $25 million was recognized in cost of goods sold), respectively. Amortization of intangibles for the three and nine months ended December 31, 2010 was $17 million (of which $3 million was recognized in cost of goods sold) and $53 million (of which $9 million was recognized in cost of goods sold), respectively. Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to fourteen years. As of December 31, 2011 and March 31, 2011, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 5.7 years and 5.1 years, respectively.

As of December 31, 2011, future amortization of acquisition-related intangibles that will be recorded in cost of goods sold and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2012 (remaining three months)	$21
2013	84
2014	70
2015	63
2016	52
Thereafter	112

Total	$402

(8) RESTRUCTURING AND OTHER CHARGES

Restructuring and other restructuring plan-related information as of December 31, 2011 was as follows (in millions):

	Fiscal 2011 Restructuring		Fiscal 2010 Restructuring			Fiscal 2009 Restructuring	Fiscal 2008 Reorganization
	Workforce	Other	Workforce	Facilities- related	Other	Facilities- related	Facilities- related	Total
Balances as of March 31, 2010	$—	$—	$8	$11	$7	$3	$—	$29
Charges to operations	13	135	—	—	13	—	—	161
Charges settled in cash	(8)	(32)	(8)	(6)	(15)	(1)	—	(70)
Charges settled in non-cash	(2)	(2)	—	1	—	—	—	(3)

Balances as of March 31, 2011	3	101	—	6	5	2	—	117
Charges to operations	(1)	19	—	(3)	12	—	(10)	17
Charges settled in cash	(2)	(40)	—	(2)	(14)	—	10	(48)

Balances as of December 31, 2011	$—	$80	$—	$1	$3	$2	$—	$86

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

As part of our fiscal 2011 restructuring plan, we amended certain license agreements to terminate certain rights we previously had to use the licensors’ intellectual property. However, under these agreements we continue to be obligated to pay the contractual minimum royalty-based commitments set forth in the original agreements. Accordingly, we recognized losses and impairments of $121 million representing (1) the net present value of the estimated payments related to terminating these rights and (2) writing down assets associated with these agreements to their approximate fair value. In addition, for one agreement, the actual amount of the loss is variable and subject to periodic adjustments as it is dependent upon the actual revenue we generate from the games. Because the loss for one agreement will be paid in installments through June 2016, our accrued loss was computed using the effective interest method. We currently estimate recognizing in future periods through June 2016, approximately $13 million for the accretion of interest expense related to this obligation. This interest expense will be included in restructuring and other charges in our Condensed Consolidated Statement of Operations.

In addition, for the development of certain games, we previously entered into publishing agreements with independent software developers. Under these agreements, we were obligated to pay the independent software developers a predetermined amount (a “Minimum Guarantee”) upon delivery of a completed product. The independent software developers were thinly capitalized and they financed the development of products through bank borrowings. During fiscal year 2011, in order to more directly influence the development, product quality and product completion, we amended these agreements whereby we agreed to advance a portion of the Minimum Guarantee prior to completion of the product which were used by the independent software developers to repay their bank loans. In addition, we are committed to advance the remaining portion of the Minimum Guarantee during the remaining development period. As a result, we assumed development risk of the products.

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

Since the inception of the fiscal 2011 restructuring plan through December 31, 2011, we have incurred charges of $166 million, consisting of (1) $123 million related to the amendment of certain licensing agreements and other intangible asset impairment costs, (2) $31 million related to the amendment of certain developer agreements, and (3) $12 million in employee-related expenses. The $80 million restructuring accrual as of December 31, 2011 related to the fiscal 2011 restructuring is expected to be settled by June 2016. During the remainder of fiscal year 2012, we anticipate incurring less than $2 million of restructuring charges related to the fiscal 2011 restructuring (primarily interest expense accretion).

Overall, including $166 million in charges incurred through December 31, 2011, we expect to incur total cash and non-cash charges between $180 million and $185 million by June 2016. These charges will consist primarily of (1) charges, including accretion of interest expense, related to the amendment of certain licensing and developer agreements and other intangible asset impairment costs (approximately $170 million) and (2) employee-related costs ($12 million).

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

Since the inception of the fiscal 2010 restructuring plan through December 31, 2011, we have incurred charges of $138 million, consisting of (1) $62 million in employee-related expenses, (2) $57 million related to intangible asset impairment costs, abandoned rights to intellectual property, and other costs to assist in the reorganization of our business support functions, and (3) $19 million related to the closure of certain of our facilities. We do not expect to incur any additional restructuring charges under this plan. The $4 million restructuring accrual as of December 31, 2011 related to the fiscal 2010 restructuring is expected to be settled by March 2012.

Fiscal 2009 Restructuring

In fiscal year 2009, we announced a cost reduction plan as a result of our performance combined with the economic environment. This plan included a narrowing of our product portfolio, a reduction in our worldwide workforce of approximately 11 percent, or 1,100 employees, the closure of 10 facilities, and reductions in other variable costs and capital expenditures.

Since the inception of the fiscal 2009 restructuring plan through March 31, 2011, we have incurred charges of $55 million, consisting of (1) $33 million in employee-related expenses, (2) $20 million related to the closure of certain of our facilities, and (3) $2 million related to asset impairments. We do not expect to incur any additional restructuring charges under this plan. The restructuring accrual of $2 million as of December 31, 2011 related to the fiscal 2009 restructuring is expected to be settled by September 2016.

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

Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of goods sold. We evaluate long-lived royalty-based assets for impairment generally using undiscounted cash flows when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts, and therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated. During the three months ended December 31, 2011, we did not recognize any losses or impairment charges on unrecognized minimum royalty-based commitments and royalties-based assets. During the nine months ended December 31, 2011, we recognized additional losses of $14 million representing an adjustment to our fiscal 2011 restructuring. During the three months ended December 31, 2010, in connection with our fiscal 2011 restructuring, we recognized losses of $75 million on our previously unrecognized minimum royalty-based commitments and impairment charges of $27 million on our royalty-based assets. During the nine months ended December 31, 2010, we recognized losses of $85 million, inclusive of $75 million related to our fiscal 2011 restructuring, on our previously unrecognized minimum royalty-based commitments and impairment charges of $27 million on our royalty-based assets related to our fiscal 2011 restructuring.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of December 31,	As of March 31,
	2011	2011
Other current assets	$65	$89
Other assets	99	22

Royalty-related assets	$164	$111

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

	As of December 31, 2011	As of March 31, 2011
Accrued and other current liabilities	$163	$136
Other liabilities	60	61

Royalty-related liabilities	$223	$197

As of December 31, 2011, $80 million of restructuring accruals related to the fiscal 2011 restructuring plan is included in royalty-related liabilities in the table above. See Note 8 for details of restructuring and other restructuring plan-related activities and Note 10 for the details of our accrued and other current liabilities.

In addition, as of December 31, 2011, we were committed to pay approximately $896 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements.

(10) BALANCE SHEET DETAILS

Inventories

Inventories as of December 31, 2011 and March 31, 2011 consisted of (in millions):

	As of December 31, 2011	As of March 31, 2011
Raw materials and work in process	$2	$8
Finished goods	67	69

Inventories	$69	$77

Property and Equipment, Net

Property and equipment, net, as of December 31, 2011 and March 31, 2011 consisted of (in millions):

	As of December 31, 2011	As of March 31, 2011
Computer equipment and software	$553	$504
Buildings	333	355
Leasehold improvements	113	105
Office equipment, furniture and fixtures	69	67
Land	63	66
Construction in progress	35	20
Warehouse equipment and other	10	10

	1,176	1,127
Less: accumulated depreciation	(629)	(614)

Property and equipment, net	$547	$513

Depreciation expense associated with property and equipment was $23 million and $74 million for the three and nine months ended December 31, 2011, respectively. Depreciation expense associated with property and equipment was $26 million and $79 million for the three and nine months ended December 31, 2010, respectively.

Acquisition-Related Restricted Cash Included in Other Current Assets

Included in other current assets on our Condensed Consolidated Balance Sheets as of December 31, 2011 and March 30, 2011 was $106 million and $100 million, respectively, of acquisition-related restricted cash. In connection with our acquisition of Playfish in fiscal year 2010, we deposited $100 million into an escrow account to pay the former shareholders of Playfish in the event certain performance milestones through December 31, 2011 are achieved. In connection with our acquisition of PopCap in August 2011, we acquired $6 million of additional restricted cash held in an escrow account in the event certain liabilities become due. As these deposits are restricted in nature, they are excluded from cash and cash equivalents. Through the three and nine months ended December 31, 2011, no distributions were made from the restricted cash amount. We expect to pay approximately $50 million in connection with the Playfish earn-out. We expect the remaining $50 million in restricted cash will be released and converted to available cash and cash equivalents in the fourth quarter of fiscal year 2012.

Accrued and Other Current Liabilities

Accrued and other current liabilities as of December 31, 2011 and March 31, 2011 consisted of (in millions):

	As of December 31, 2011	As of March 31, 2011
Other accrued expenses	$417	$359
Accrued compensation and benefits	211	232
Accrued royalties	143	96
Deferred net revenue (other)	75	81

Accrued and other current liabilities	$846	$768

Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.

Deferred Net Revenue (Packaged Goods and Digital Content)

Deferred net revenue (packaged goods and digital content) was $1,439 million as of December 31, 2011 and $1,005 million as of March 31, 2011. Deferred net revenue (packaged goods and digital content) includes the unrecognized revenue from (1) bundled sales of certain online-enabled packaged goods and digital content for which either we do not have VSOE for the online service that we provide in connection with the sale of the software or we have an obligation to provide future incremental unspecified digital content, (2) certain packaged goods sales of massively-multiplayer online role-playing games, and (3) sales of certain incremental content associated with our core subscription services that can only be played online, which are types of “micro-transactions.” We recognize revenue from sales of online-enabled packaged goods and digital content for which (1) we do not have VSOE for the online service that we provided in connection with the sale and (2) we have an obligation to deliver incremental unspecified digital content in the future without an additional fee on a straight-line basis generally over an estimated six-month period beginning in the month after shipment. However, we expense the cost of goods sold related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

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

During the three and nine months ended December 31, 2011, we recorded approximately $3 million and $58 million, respectively, of additional net deferred tax liabilities related to the PopCap and KlickNation acquisitions. These additional deferred tax liabilities create a new source of taxable income, thereby requiring us to release a portion of our deferred tax asset valuation allowance with a related reduction in income tax expense for the three and nine months ended December 31, 2011 of approximately $3 million and $58 million, respectively.

The provision for (benefit from) income taxes reported for the three and nine months ended December 31, 2011 is based on our projected annual effective tax rate for fiscal year 2012, and also includes certain discrete tax benefits recorded during the period. Our effective tax rates for the three and nine months ended December 31, 2011 were a tax expense of 6.2 percent and tax benefit of 5.5 percent, respectively, compared to a tax expense of 6.3 percent and a tax benefit of 0.2 percent for the same periods of fiscal 2011. The effective tax rate for the three and nine months ended December 31, 2011 differs from the statutory rate of 35.0 percent primarily due to the utilization of U.S. deferred tax assets which were subject to a valuation allowance, a reduction in the U.S. valuation allowance related to the PopCap and KlickNation acquisitions, and non-U.S. profits subject to a reduced or zero tax rate. The effective tax rate for the three and nine months ended December 31, 2011 differs from the same period in fiscal year 2011 primarily due to greater tax benefits recorded in fiscal year 2012 related to the reduction of the U.S. valuation allowance as a result of the PopCap and KlickNation acquisitions.

During the three and nine months ended December 31, 2011, we recorded a net increase of $5 million and $13 million, respectively in gross unrecognized tax benefits. The total gross unrecognized tax benefits as of December 31, 2011 is $286 million, of which approximately $43 million is offset by prior cash deposits to tax authorities for issues pending resolution. A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of December 31, 2011, if recognized, approximately $144 million of the unrecognized tax benefits would affect our effective tax rate and approximately $130 million would result in adjustments to deferred tax assets with corresponding adjustments to the valuation allowance.

During the three months ended December 31, 2011, we recorded a net decrease in taxes of $2 million for accrued interest and penalties related to tax positions taken on our tax returns. As of December 31, 2011, the combined amount of accrued interest and penalties related to uncertain tax positions included in income tax obligations on our Condensed Consolidated Balance Sheet was approximately $22 million.

The IRS has completed its examination of our federal income tax returns through fiscal year 2005, and is currently examining our fiscal years 2006, 2007 and 2008 tax returns. We are also currently under income tax examination in Canada for fiscal years 2004 and 2005, and in France for fiscal years 2006 through 2008. We remain subject to income tax examination for several other jurisdictions including Canada for fiscal years after 2003, in France for fiscal years after 2008, in Germany for fiscal years after 2007, in the United Kingdom for fiscal years after 2009, and in Switzerland for fiscal years after 2007.

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

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $55 million of the reserves for unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect our income tax provision (benefit) and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

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

We separately account for the liability and equity components of the Notes. The carrying amount of the equity component representing the conversion option is equal to the fair value of the Convertible Note Hedge, as described below, which is a substantially identical instrument and was purchased on the same day as the Notes. The carrying amount of the liability component was determined by deducting the fair value of the equity component from the par value of the Notes as a whole, and represents the fair value of a similar liability that does not have an associated convertible feature. A liability of $525 million as of the date of issuance was recognized for the principal amount of the Notes representing the present value of the Notes’ cash flows using a discount rate of 4.54 percent. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the term of the Notes using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

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

The carrying values of the liability and equity components of the Notes are reflected in our Condensed Consolidated Balance Sheet as follows (in millions):

As of December 31, 2011
Principal amount of Notes	$633
Unamortized discount of the liability component	(99)

Net carrying amount of Notes	$534

Equity component, net	$105

Interest expense recognized related to the Notes are as follows (in millions):

	Three Months Ended December 31, 2011	Nine Months Ended December 31, 2011
Amortization of debt discount	$5	$9
Amortization of debt issuance costs	—	1
Coupon interest expense	1	2

Total interest expense related to Notes	$6	$12

As of December 31, 2011, the remaining life of the Notes is 4.5 years.

Convertible Note Hedge and Warrants Issuance

In addition, in July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provide us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock at a strike price of $31.74, which corresponds to the conversion price of the Notes and is equal to the number of shares of our common stock that notionally underlie the Notes. As of December 31, 2011, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge, which was recorded as an equity transaction.

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

(13) COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of December 31, 2011, we leased certain current facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

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

The following table summarizes our unrecognized minimum contractual obligations as of December 31, 2011 (in millions):

	Contractual Obligations
Fiscal Year Ending March 31,	Leases (a)	Developer/ Licensor Commitments	Marketing	Convertible Notes Interest (b)	Other Purchase Obligations	Total
2012 (remaining three months)	$13	$50	$18	$2	$5	$88
2013	52	191	58	5	9	315
2014	48	121	51	5	7	232
2015	39	116	32	5	—	192
2016	28	84	33	5	—	150
Thereafter	36	334	95	2	—	467

Total	$216	$896	$287	$24	$21	$1,444

(a)

Lease commitments have not been reduced by minimum sub-lease rentals for unutilized office space resulting from our reorganization activities of approximately $7 million due in the future under non-cancelable sub-leases.

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

In addition to what is included in the table above, as of December 31, 2011, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $236 million, for which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

In addition to what is included in the table above as of December 31, 2011, primarily in connection with our PopCap, Playfish, KlickNation, and Chillingo acquisitions, we may be required to pay an additional $672 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2014. As of December 31, 2011, we have accrued $159 million of contingent consideration on our Condensed Consolidated Balance Sheet representing the estimated fair value of the contingent consideration, of which $50 million relates to performance milestones earned through December 31, 2011 in connection with the Playfish acquisition and for which we expect to settle in the fourth quarter of fiscal year 2012.

Legal Proceedings

In June 2008, Geoffrey Pecover filed an antitrust class action in the United States District Court for the Northern District of California, alleging that EA obtained an illegal monopoly in a discreet antitrust market that consists of “league-branded football simulation video games” by bidding for, and winning, exclusive licenses with the NFL, Collegiate Licensing Company and Arena Football League. In December 20, 2010, the district court granted the plaintiffs’ request to certify a class of plaintiffs consisting of all consumers who purchased EA’s Madden NFL, NCAA Football or Arena Football videogames after 2005. The parties are in the midst of fact discovery. The court has set a trial date for October 2012. The complaint seeks unspecified compensatory damages. We have not accrued any loss related to this matter. We believe the claims asserted are without merit and intend to vigorously defend against them.

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

•

Market-Based Restricted Stock Units. Market-based restricted stock units consist of grants of performance-based restricted stock units to certain members of executive management (referred to herein as “market-based restricted stock units”). The fair value of our market-based restricted stock units is determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient.

•

Stock Options and Employee Stock Purchase Plan. The fair value of stock options and stock purchase rights granted pursuant to our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”), respectively, is determined using the Black-Scholes valuation model based on the multiple-award valuation method. Key assumptions of the Black-Scholes valuation model are the risk-free interest rate, expected volatility, expected term and expected dividends.

The determination of the fair value of market-based restricted stock units, stock options and ESPP is affected by assumptions regarding subjective and complex variables. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes.

The estimated assumptions used in the Black-Scholes valuation model to value our stock option grants and ESPP were as follows:

	Stock Option Grants				ESPP
	Three Months Ended		Nine Months Ended		Nine Months Ended
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011	2010
Risk-free interest rate	0.4 - 1.2%	1.2 - 2.6%	0.4 - 1.8%	0.8 - 2.6%	0.1%	0.2 - 0.3%
Expected volatility	42 - 46%	41 - 43%	40 - 46%	41 - 45%	39 - 40%	38%
Weighted-average volatility	45%	42%	43%	43%	39%	38%
Expected term	4.1 years	4.2 years	4.4 years	4.4 years	6 -12 months	6 -12 months
Expected dividends	None	None	None	None	None	None

There were no ESPP shares valued during the three months ended December 31, 2011 and 2010.

The estimated assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

Nine Months Ended December 31, 2011
Risk-free interest rate	0.2 - 0.6%
Expected volatility	14 - 83%
Weighted-average volatility	35%
Expected dividends	None

There were no market-based restricted stock units granted during the three months ended December 31, 2011 and the three and nine months ended December 30, 2010.

Stock-Based Compensation Expense

Employee stock-based compensation expense recognized during the three and nine months ended December 31, 2011 and 2010 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and the ESPP included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Cost of goods sold	$—	$1	$1	$2
Marketing and sales	7	6	18	16
General and administrative	11	9	29	32
Research and development	30	30	81	86
Restructuring and other charges	—	2	—	2

Stock-based compensation expense	$48	$48	$129	$138

During the three and nine months ended December 31, 2011 and 2010, we did not recognize any provision for or benefit from income taxes related to our stock-based compensation expense.

As of December 31, 2011, our total unrecognized compensation cost related to stock options was $17 million and is expected to be recognized over a weighted-average service period of 1.7 years. As of December 31, 2011, our total unrecognized compensation cost related to restricted stock, restricted stock units and notes payable in shares of common stock (collectively referred to as “restricted stock rights”) was $310 million and is expected to be recognized over a weighted-average service period of 2.0 years. During the nine months ended December 31, 2011, we determined that the performance criteria for certain performance-based restricted stock units was improbable of achievement and accordingly reversed stock-based compensation expense of $7 million previously recognized within our Condensed Consolidated Statement of Operations. As the criteria for these certain performance-based restricted stock was improbable of achievement, the related unrecognized compensation cost is excluded from the total unrecognized compensation cost related to restricted stock rights as of December 31, 2011.

Stock Options

The following table summarizes our stock option activity for the nine months ended December 31, 2011:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2011	12,899	$31.39
Granted	431	20.79
Exercised	(1,145)	19.61
Forfeited, cancelled or expired	(2,151)	23.90

Outstanding as of December 31, 2011	10,034	33.90	5.15	$10

Exercisable as of December 31, 2011	8,440	35.43	4.69	$9

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of December 31, 2011, which would have been received by the option holders had all the option holders exercised their options as of that date. The weighted-average grant date fair values of stock options granted during the three and nine months ended December 31, 2011 were $7.85 and $7.35, respectively. The weighted-average grant date fair values of stock options granted during the three and nine months ended December 31, 2010 were $5.58 and $6.20, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.

Restricted Stock Rights

The following table summarizes our restricted stock rights activity, excluding performance-based and market-based restricted stock unit activity discussed below, for the nine months ended December 31, 2011:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2011	13,971	$22.01
Granted	9,433	22.17
Vested	(5,123)	20.33
Forfeited or cancelled	(1,564)	20.22

Balance as of December 31, 2011	16,717	22.78

The weighted-average grant date fair values of restricted stock rights granted during the three and nine months ended December 31, 2011 were $22.10 and $22.17, respectively. The weighted-average grant date fair values of restricted stock rights granted during the three and nine months ended December 31, 2010 were $15.59 and $17.25, respectively.

Performance-Based Restricted Stock Units

The following table summarizes our performance-based restricted stock unit activity for the nine months ended December 31, 2011:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2011	1,993	$47.00
Forfeited or cancelled	(423)	34.80

Balance as of December 31, 2011	1,570	50.29

Market-Based Restricted Stock Units

Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. During the three months ended June 30, 2011, 670,000 market-based restricted stock units, representing the target number, were granted. The number of shares of common stock to be received at vesting will range from zero percent to 200 percent of the target number of stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period over a three year period. The maximum number of common shares that could vest is 1,340,000 for market-based restricted stock units granted in fiscal year 2012. The following table summarizes our market-based restricted stock unit activity for the nine months ended December 31, 2011:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2011	—	$—
Granted	670	34.77
Forfeited or cancelled	(35)	34.77

Balance as of December 31, 2011	635	34.77

Stock Repurchase Program

On February 1, 2011, our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the next 18 months. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time. During nine months ended December 31, 2011, we repurchased and retired approximately 11 million shares of our common stock for approximately $230 million, net of commissions.

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

The change in the components of comprehensive loss, net of related immaterial taxes, for the three and nine months ended December 31, 2011 and 2010 is summarized as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net loss	$(205)	$(322)	$(324)	$(427)

Other comprehensive income (loss):
Change in unrealized gains on available-for-sale securities	(72)	—	(16)	(49)
Reclassification adjustment for realized gains on available-for-sale securities	—	—	(1)	(27)
Change in unrealized losses on derivative instruments	(1)	(1)	(2)	(7)
Reclassification adjustment for realized losses on derivative instruments	1	1	3	2
Foreign currency translation adjustments	4	11	(13)	8

Total other comprehensive income (loss)	(68)	11	(29)	(73)

Total comprehensive loss	$(273)	$(311)	$(353)	$(500)

(16) NET LOSS PER SHARE

As a result of our net loss for the three and nine months ended December 31, 2011, we have excluded all share-based payment awards from the diluted loss per share calculation as their inclusion would have had an antidilutive effect. Had we reported net income for these periods, an additional 6 million shares and 7 million shares of common stock would have been included in the number of shares used to calculate diluted earnings per share, respectively. Additionally, had we reported net income, options to purchase, restricted stock units and restricted stock to be released in the amount of 7 and 9 million shares of common stock would have been excluded from the treasury stock method computation of diluted shares for the three and nine months ended December 31, 2011 as their inclusion would have had an antidilutive effect.

As a result of our net loss for the three and nine months ended December 31, 2010, we have excluded all share-based payment awards from the diluted loss per share calculation as their inclusion would have had an antidilutive effect. Had we reported net income for these periods, an additional 3 million shares of common stock in each period would have been included in the number of shares used to calculate diluted earnings per share. Additionally, had we reported net income, options to purchase, restricted stock units and restricted stock to be released in the amount of 18 million shares of common stock in each period would have been excluded from the treasury stock method computation of diluted shares, as their inclusion would have had an antidilutive effect.

Potentially dilutive shares of common stock related to our 0.75% Convertible Senior Notes due 2016, which have a conversion price of $31.74 per share and the associated Warrants, which have a conversion price of $41.14 per share were excluded from the computation of diluted loss per share for the three and nine months ended December 31, 2011 as their inclusion would have had an antidilutive effect resulting from the conversion price and our net loss for both periods. The Convertible Note Hedge was excluded from the calculation of diluted shares as the impact is always considered antidilutive since the call option would be exercised by us when the exercise price is lower than the market price. See Note 12 for additional information related to our 0.75% Convertible Senior Notes due 2016 and related Convertible Note Hedge and Warrants.

(17) SEGMENT INFORMATION

Our reporting segments are based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.

Prior to the second quarter of fiscal year 2012, our business was organized around three labels, EA Games, EA SPORTS and EA Play, as well as EA Interactive (“EAI”). Our CODM regularly received separate financial information for the distinct businesses within the EAI organization. Accordingly, our CODM reviewed the results of the three Labels, as well as the businesses in EAI, including EA Mobile, the combined results of Pogo and Playfish, and Hasbro, in assessing performance and allocating resources amongst these six organizations.

During the second quarter of fiscal year 2012, we announced a recommitment of our focus on building our intellectual properties and franchises into businesses connected to the consumer on a year-round basis, growing our digital business and releasing Origin, our online commerce and content delivery system. In connection with this and our acquisition of PopCap, we implemented a number of changes to our management reporting structure, including expanding our three labels to four, with BioWare now considered a label separate from the EA Games Label, and aggregating these four labels into an overall EA Label organization with a President of EA Labels reporting directly to our CODM. In addition, our EAI business reported directly to our CODM (previously our EAI business reported into our Chief Operating Officer). Through the third quarter of fiscal year 2012, the President of the EA Labels and the Executive Vice President of EAI are were responsible for allocating resources within their organizations. The CODM reviews the disaggregated and aggregated results of the EA Labels and EAI organizations to assess overall performance and allocate resources between these two organizations while to a lesser degree, our CODM also reviews results based on geographic revenue performance. Because the EA Labels and EAI operating segments have similar economic characteristics, products, and distribution methods, they have been aggregated together into the EA Brands reportable segment.

The following table summarizes the financial performance of the EA Brands segment and a reconciliation of the EA Brands segment’s profit to our consolidated operating income for the three and nine months ended December 31, 2011 and 2010. Prior periods reported below have been restated to reflect our current EA Brands reporting segment structure (in millions):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
EA Brands segment:
Net revenue before revenue deferral	$1,613	$1,358	$3,131	$2,746
Depreciation and amortization	(13)	(14)	(43)	(42)
Other expenses	(957)	(940)	(2,291)	(2,124)

EA Brands segment profit	643	404	797	580
Reconciliation to consolidated operating loss:
Other:
Revenue deferral	(1,370)	(995)	(2,420)	(2,003)
Recognition of revenue deferral	780	638	1,986	1,669
Other net revenue	38	52	78	87
Depreciation and amortization	(35)	(29)	(93)	(90)
Acquisition-related contingent consideration	11	(1)	(8)	25
Restructuring and other charges	—	(154)	(17)	(162)
Stock-based compensation	(48)	(46)	(129)	(136)
Other expenses	(202)	(172)	(524)	(427)

Consolidated operating loss	$(183)	$(303)	$(330)	$(457)

EA Brands segment profit differs from consolidated operating loss primarily due to the exclusion of (1) certain corporate and other functional costs that are not allocated to EA Brands, (2) the deferral of certain net revenue related to online-enabled packaged goods and digital content (see Note 10 for additional information regarding deferred net revenue (packaged goods and digital content)), and (3) our Switzerland distribution revenue and expenses that is not allocated to EA Brands. Our CODM reviews assets on a consolidated basis and not on a segment basis.

As we continue to evolve our business and more of our products are delivered to consumers digitally via the Internet, management places a greater emphasis and focus on assessing its performance through a review of net revenue by revenue composition rather than net revenue by platform. Information about our total net revenue by revenue composition for the three and nine months ended December 31, 2011 and 2010 is presented below (in millions):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Publishing and other	$738	$767	$1,835	$1,794
Wireless, Internet-derived, advertising (digital)	274	195	740	532
Distribution	49	91	200	173

Net revenue	$1,061	$1,053	$2,775	$2,499

Information about our operations in North America, Europe and Asia as of and for the three and nine months ended December 31, 2011 and 2010 is presented below (in millions):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net revenue from unaffiliated customers
North America	$500	$528	$1,338	$1,306
Europe	505	477	1,271	1,056
Asia	56	48	166	137

Net revenue	$1,061	$1,053	$2,775	$2,499

	As of December 31,
	2011	2010
Long-lived assets
North America	$2,179	$1,286
Europe	438	449
Asia	48	34

Total	$2,665	$1,769

Our direct sales to GameStop Corp. represented approximately 14 percent and 15 percent of total net revenue for the three and nine months ended December 31, 2011, respectively. Our direct sales to GameStop Corp. represented approximately 14 percent and 15 percent of total net revenue for the three and nine months ended December 31, 2010, respectively. Our direct sales to Wal-Mart Stores Inc. did not exceed 10 percent of total net revenue for the three and nine months ended December 31, 2011. Our direct sales to Wal-Mart Stores Inc. represented approximately 10 percent of total net revenue for the three and nine months ended December 31, 2010.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires one of two alternatives for presenting comprehensive income and eliminates the option to report other comprehensive income and its components as a part of the Consolidated Statements of Stockholders’ Equity. Additionally, ASU 2011-05 requires presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The requirement related to the reclassification adjustments from other comprehensive income to net income was deferred in December 2011, as a result of the issuance of ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05 (Topic 220). The amendments in ASU 2011-05, as amended by ASU 2011-12, do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05, as amended by ASU 2011-12 is effective for fiscal years and interim periods within those years beginning after December 15, 2011 and is to be applied retrospectively. We do not expect the adoption of ASU 2011-05, as amended by ASU 2011-12, to have a material impact on our Condensed Consolidated Financial Statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If an entity concludes it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, it need not perform the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of ASU 2011-08 to have an impact on our Condensed Consolidated Financial Statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The new disclosures are designed to make financial statements that are prepared under U.S. Generally Accepted Accounting Principles more comparable to those prepared under International Financial Reporting Standards. We are currently evaluating the impact of ASU 2011-11 on our Condensed Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Electronic Arts Inc.:

We have reviewed the condensed consolidated balance sheets of Electronic Arts Inc. and subsidiaries (the Company) as of December 31, 2011 and January 1, 2011, the related condensed consolidated statements of operations and cash flows for the three- and nine-month periods ended December 31, 2011 and January 1, 2011. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

Santa Clara, California
February 6, 2012

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

OVERVIEW

The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three and nine months ended December 31, 2011, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 as filed with the SEC on May 24, 2011 and in other documents we have filed with the SEC.

About Electronic Arts

We develop, market, publish and distribute game software and content that can be played by consumers on a variety of platforms, including video game consoles (such as the Sony PLAYSTATION 3, Microsoft Xbox 360, and Nintendo Wii), personal computers, mobile phones (such as the Apple iPhone and Google Android compatible phones), tablets and electronic readers (such as the Apple iPad and Amazon Kindle), the Internet, and handheld game players (such as the Sony PlayStation Portable (“PSP”) and the Nintendo DS and 3DS). Some of our games are based on content that we license from others (e.g., FIFA, Madden NFL, STAR WARS, Harry Potter, and Hasbro’s toy and game intellectual properties), and some of our games are based on our own wholly-owned intellectual property (e.g., The Sims, Need for Speed, Battlefield, and Dead Space). Our goal is to publish titles with global mass-market appeal, which often means translating and localizing them for sale in non-English speaking countries. In addition, we also attempt to create software game “franchises” that allow us to publish new titles on a recurring basis that are based on the same property. Examples of this franchise approach are the annual iterations of our sports-based products (e.g., FIFA, Madden NFL, and NCAA Football), wholly-owned properties that can be successfully sequeled (e.g., The Sims, Need for Speed, Battlefield, Mass Effect, and Dead Space) and titles based on long-lived literary and/or movie properties (e.g., Harry Potter and STAR WARS).

Financial Results

Total net revenue for the three months ended December 31, 2011 was $1,061 million, up $8 million as compared to the three months ended December 31, 2010. This increase is due to increased revenue recognized from our wireless, Internet-derived, and advertising (digital) products, partially offset by decreased revenue recognized from our distribution products. From a title perspective, the increase was primarily driven by Battlefield 3, FIFA 12 and Madden 12. At December 31, 2011, deferred net revenue associated with sales of online-enabled package goods and digital content increased by $590 million as compared to September 30, 2011, directly decreasing the amount of reported net revenue during the three months ended December 31, 2011. At December 31, 2010, deferred revenue associated with sales of online-enabled package goods and digital content increased by $357 million as compared to September 30, 2010, directly decreasing the amount of reported net revenue during the three months ended December 31, 2010. Without these changes in deferred net revenue, reported net revenue would have increased by approximately $241 million during the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.

Net loss for the three months ended December 31, 2011 was $205 million as compared to a net loss of $322 million for the three months ended December 31, 2010. Diluted loss per share for the three months ended December 31, 2011 was $0.62 as compared to a diluted loss per share of $0.97 for the three months ended December 31, 2010. Net loss decreased during the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 primarily as a result of (1) a $154 million decrease in restructuring activity and (2) a $34 million decrease in cost of goods sold primarily due to a change in the mix of our revenue toward non-license based products which resulted in decreased royalty expenses, offset by a $76 million increase in operating expenses, excluding restructuring activity primarily due to an increase in personnel-related costs resulting from an increase in headcount in connection with recent acquisitions.

Cash provided by operating activities decreased $77 million during the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010 primarily due to the settlement of higher accounts payable balances in the beginning of fiscal year 2012 as compared to fiscal year 2011 in connection with increased title releases in the fourth quarter of fiscal year 2011 as compared to fiscal year 2010.

Trends in Our Business

Digital Content Distribution and Services. Consumers are spending an ever-increasing portion of their money and time on interactive entertainment that is accessible online, or through mobile digital devices such as smart phones, or through social networks such as Facebook. We offer a variety of online-delivered products and services. Many of our games that are available as packaged goods products are also available through direct online download through the Internet, including on our own commerce site, called Origin. We also offer online-delivered content and services that are add-ons or related to our packaged goods products such as additional game content or enhancements of multiplayer services. Further, we offer other games, content and services that are available only via electronic delivery, such as Internet-only games and game services including games on social networking sites such as Facebook, and games for mobile devices.

Advances in mobile technology have resulted in a variety of new and evolving devices that are being used to play games by an ever-broadening base of consumers. We have responded to these advances in technology and consumer acceptance of digital distribution by offering different sales models, such as subscription services, online downloads for a one-time fee, and advertising-supported free-to-play games and game sites. In addition, we offer our consumers the ability to play a game across platforms on multiple devices. We significantly increased the revenue that we derive from wireless, Internet-derived and advertising (digital) products and services from $195 million during the three months ended December 31, 2010 to $274 million during the three months ended December 31, 2011 and we expect this portion of our business to continue to grow in the current fiscal year and beyond.

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

Concentration of Sales Among the Most Popular Games. We see a larger portion of packaged goods games sales concentrated on the most popular titles, and that those titles are typically sequels of prior games. We have responded to this trend by significantly reducing the number of games that we produce from 54 primary titles in fiscal year 2010 to 36 primary titles in fiscal year 2011. In fiscal year 2012, we expect to release 22 primary titles, including our December 2011 launch of the massively – multiplayer online role-playing game Star Wars: The Old Republic. In addition, we have decreased the number of third-party games that we distribute, which have lower margins.

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

Recent Developments

Acquisition of PopCap Games, Inc. In August 2011, we acquired all of the outstanding shares of PopCap Games Inc. (“PopCap”) for an aggregate purchase price of approximately (1) $645 million in cash and (2) $87 million in privately placed shares of our common stock to the founders and chief executive officer of PopCap. In addition, we agreed to grant over a four year period to PopCap’s employees up to $50 million in long-term equity retention arrangements in the form of restricted stock unit awards and options to acquire our common stock. PopCap is a leading developer of casual games for mobile phones, tablets, PCs, and social network sites. This acquisition strengthens our participation in casual gaming and contributes to our digital business.

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

In addition, in July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provide us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock at a strike price of $31.74, which corresponds to the conversion price of the Notes and is equal to the number of shares of our common stock that notionally underlie the Notes. As of December 31, 2011, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge.

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

See Note 12 to the Condensed Consolidated Financial Statements for additional information related to our 0.75% Convertible Senior Notes due 2016.

Stock Repurchase Program. In February 2011, we announced that our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the next 18 months. As of December 31, 2011, we had repurchased $288 million of our common stock, or approximately 14 million shares, in the open market since the commencement of the program, including pursuant to pre-arranged stock trading plans.

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

International Operations and Foreign Currency Exchange Impact. International sales (revenue derived from countries other than Canada and the United States), are a fundamental part of our business. Net revenue from international sales accounted for approximately 52 percent of our total net revenue during the nine months ended December 31, 2011 and approximately 48 percent of our total net revenue during the nine months ended December 31, 2010. Our net revenue is impacted by foreign exchange rates during the reporting period associated with net revenue before revenue deferral, as well as the foreign exchange rates associated with the recognition of deferred net revenue of online-enabled packaged goods and digital content that were established at the time we recorded this deferred net revenue on our Condensed Consolidated Balance Sheets. The foreign exchange rates during the reporting period may not always move in the same direction as the foreign exchange rate impact associated with the recognition of deferred net revenue of online-enabled packaged goods and digital content. During the nine months ended December 31, 2011, foreign exchange rates had an overall favorable impact on our net revenue of approximately $123 million, or 5 percent. In addition, our international investments and our cash and cash equivalents denominated in foreign currencies are subject to fluctuations in foreign currency exchange rates. If the U.S. dollar strengthens against these currencies, then foreign exchange rates may have an unfavorable impact on our results of operations and our financial condition.

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

Determining whether and when some of these criteria have been satisfied often involves assumptions and management judgments that can have a significant impact on the timing and amount of revenue we report in each period. For example, for our multiple element software arrangements, we must make assumptions and judgments in order to (1) determine whether and when each element has been delivered, (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services, (3) determine whether vendor specific objective evidence of fair value (“VSOE”) exists for each undelivered element, and (4) allocate the total price among the various elements we must deliver. Changes to any of these assumptions or management judgments, or changes to the elements in a software arrangement, could cause a material increase or decrease in the amount of revenue that we report in a particular period.

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

On April 3, 2011, we adopted FASB Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements and ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements that Include Software Elements. The new accounting principles establish a selling price hierarchy for determining the selling price of a deliverable and require the application of the relative selling price method to allocate the arrangement consideration to each deliverable in a multiple element arrangement that includes tangible products. In some of our multiple element arrangements, we sell tangible products with software and/or online services. These tangible products are generally either peripherals or ancillary collectors’ items. Prior to April 3, 2011, because either the software or other elements sold with the tangible products were essential to the functionality of the tangible product and/or we did not have VSOE for the tangible product, we did not separately account for the tangible product.

For our multiple element arrangements that include tangible products entered into after April 2, 2011, revenue is allocated to each separate unit of accounting for each deliverable using the relative selling prices of each deliverable in the arrangement based on the selling price hierarchy as described below. If the arrangement contains more than one software deliverable, the arrangement consideration is allocated to the software deliverables as a group and then allocated to each software deliverable in accordance with ASC 985-605.

We determine the selling price for a tangible product deliverable based on the following selling price hierarchy: VSOE (i.e., the price we charge when the tangible product is sold separately) if available, third-party evidence (“TPE”) of fair value (i.e., the price charged by others for similar tangible products) if VSOE is not available, or our best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. Determining the BESP is a subjective process that is based on multiple factors including, but not limited to, recent selling prices and related discounts, market conditions, customer classes, sales channels and other factors.

As the result of the adoption of these standards, for the three and nine months ended December 31, 2011, we recognized $15 million more revenue than would have been recognized under previous accounting standards.

Product revenue, including sales to resellers and distributors (“channel partners”), is recognized when the above criteria are met. We reduce product revenue for estimated future returns, price protection, and other offerings, which may occur with our customers and channel partners. Price protection represents the right to receive a credit allowance if we lower our wholesale price on a particular product. The amount of the price protection is generally the difference between the old price and the new price. In certain countries, we have stock-balancing (inventory) programs for our PC and video game system software products, which allow for the exchange of these software products by resellers under certain circumstances. It is our general practice to exchange software products or give credits rather than to give cash refunds.

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

There are various valuation techniques used to estimate fair value. These include (1) the market approach where market transactions for identical or comparable assets or liabilities are used to determine the fair value, (2) the income approach, which uses valuation techniques to convert future amounts (for example, future cash flows or future earnings) to a single present value amount, and (3) the cost approach, which is based on the amount that would be required to replace an asset. For many of our fair value estimates, including our estimates of the fair value of acquired intangible assets and acquired in-process technology, we use the income approach. Using the income approach requires the use of financial models, which require us to make various estimates including, but not limited to (1) the potential future cash flows for the asset or liability being measured, (2) the timing of receipt or payment of those future cash flows, (3) the time value of money associated with the expected receipt or payment of such cash flows, and (4) the inherent risk associated with the cash flows (risk premium). Making these cash flow estimates is inherently difficult and subjective, and if any of the estimates used to determine the fair value using the income approach turns out to be inaccurate, our financial results may be negatively impacted. Furthermore, relatively small changes in many of these estimates can have a significant impact to the estimated fair value resulting from the financial models or the related accounting conclusion reached. For example, a relatively small change in the estimated fair value of an asset may change a conclusion as to whether an asset is impaired.

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

To determine the fair value of each reporting unit used in the first step, we use a combination of the market approach, which utilizes comparable companies’ data, and/or the income approach, which utilizes discounted cash flows. Determining whether an event or change in circumstances does or does not indicate that the fair value of a reporting unit is below its carrying amount is inherently subjective. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates, tax rates, and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on our weighted average cost of capital, future economic and market conditions and determination of appropriate market comparables. These estimates and assumptions have to be made for each reporting unit evaluated for impairment. As of the last annual assessment of goodwill in the fourth quarter of fiscal year 2011, we concluded that the estimated fair values of each of our reporting units adequately exceeded their carrying amounts and we have not identified any indicators of impairment since. Our estimates for market growth, our market share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business. Our business consists of developing, marketing and distributing video game software using both established and emerging intellectual properties and our forecasts for emerging intellectual properties are based upon internal estimates and external sources rather than historical information and have an inherently higher risk of inaccuracy. If future forecasts are revised, they may indicate or require future impairment charges. We base our fair value estimates on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

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

•

Stock Options and Employee Stock Purchase Plan. The fair value of stock options and stock purchase rights granted pursuant to our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”), respectively, is determined using the Black-Scholes valuation model based on the multiple-award valuation method. Key assumptions of the Black-Scholes valuation model are the risk-free interest rate, expected volatility, expected term and expected dividends.

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

RESULTS OF OPERATIONS

Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2012 and 2011 contain 52 weeks each and ends or ended, as the case may be, on March 31, 2012 and April 2, 2011, respectively. Our results of operations for the three months ended December 31, 2011 and 2010 contained 13 weeks each, and ended on December 31, 2011 and January 1, 2011, respectively. Our results of operations for the nine months ended December 31, 2011 and 2010 contained 39 weeks each, and ended on December 31, 2011 and January 1, 2011, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

Net Revenue

Net revenue consists of sales generated from (1) video games sold as packaged goods and designed for play on hardware consoles (such as the Sony PLAYSTATION 3, Microsoft Xbox 360 and Nintendo Wii), PCs, and handheld game players (such as the Sony PSP, Nintendo DS and 3DS), (2) video games for mobile devices (such as cellular and smart phones including the Apple iPhone), (3) video games for tablets such as the Apple iPad, (4) software products and content and online services associated with these products, (5) programming third-party websites with our game content, (6) allowing other companies to manufacture and sell our products in conjunction with other products, and (7) advertisements on our online web pages and in our games.

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

From a geographical perspective, our total Net Revenue for the three months ended December 31, 2011 and 2010 was as follows (in millions):

	Three Months Ended December 31,
	2011				2010
	North America	Europe	Asia	Total	North America	Europe	Asia	Total
Net revenue before revenue deferral	$810	$740	$101	$1,651	$697	$640	$73	$1,410
Revenue deferral	(671)	(613)	(86)	(1,370)	(490)	(453)	(52)	(995)
Recognition of revenue deferral	361	378	41	780	321	290	27	638

Net revenue	$500	$505	$56	$1,061	$528	$477	$48	$1,053

Worldwide

For the three months ended December 31, 2011, Net Revenue before Revenue Deferral was $1,651 million, primarily driven by Battlefield 3, FIFA 12 and Star Wars: The Old Republic. Net Revenue before Revenue Deferral for the three months ended December 31, 2011 increased $241 million, or 17 percent, as compared to the three months ended December 31, 2010. This was driven by an $815 million increase primarily from the Battlefield and FIFA franchises, as well as Star Wars: The Old Republic. This increase was partially offset by a $574 million decrease primarily from the Medal of Honor, Need for Speed and

EA Sports Active franchises. We estimate that foreign exchange rates increased reported Net Revenue before Revenue Deferral by approximately $6 million, or less than 1 percent, for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral increased by approximately $235 million, or 17 percent, for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.

Revenue Deferral for the three months ended December 31, 2011 increased $375 million, or 38 percent, as compared to the three months ended December 31, 2010. This increase was primarily due to an increase in sales of online-enabled products with an obligation to provide future incremental unspecified digital content on a when-and-if-available basis during the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. This increase was driven by a $753 million increase primarily from the Battlefield and FIFA franchises, as well as Star Wars: The Old Republic. This increase was partially offset by a $378 million decrease primarily from the Medal of Honor, Need for Speed and EA Sports Active franchises.

Recognition of Revenue Deferral for the three months ended December 31, 2011 increased $142 million, or 22 percent, as compared to the three months ended December 31, 2010. This increase was primarily due to the Recognition of Revenue Deferral during the three months ended December 31, 2011 associated with the sales of online-enabled products with an obligation to provide future incremental unspecified digital content on a when-and-if-available basis during the preceding six months, with less comparable recognition during the three months ended December 31, 2010. This increase was driven by a $308 million increase primarily from the Battlefield, FIFA, and The Sims franchises. This increase was partially offset by a $166 million decrease primarily from the Medal of Honor, FIFA World Cup and Tiger Woods PGA Tour franchises.

For the three months ended December 31, 2011, Net Revenue was $1,061 million, driven by FIFA 12, Battlefield 3 and Madden 12. Net Revenue for the three months ended December 31, 2011 increased $8 million, or 1 percent, as compared to the three months ended December 31, 2010. This increase was driven by a $354 million increase primarily from the Battlefield and FIFA franchises. This increase was partially offset by a $346 million decrease from certain franchises, including the Medal of Honor, Harry Potter and Rock Band franchises. We estimate that foreign exchange rates increased reported Net Revenue by approximately $37 million, or 4 percent, for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that Net Revenue decreased by approximately $29 million, or 3 percent, for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.

North America

For the three months ended December 31, 2011, Net Revenue before Revenue Deferral in North America was $810 million, driven by Battlefield 3, Madden 12 and Star Wars: The Old Republic. Net Revenue before Revenue Deferral for the three months ended December 31, 2011 increased $113 million, or 16 percent, as compared to the three months ended December 31, 2010. This increase was driven by a $424 million increase primarily from the Battlefield and Madden franchises, as well as Star Wars: The Old Republic. This increase was partially offset by a $311 million decrease from certain franchises, including the Medal of Honor, EA Sports Active and Need for Speed franchises.

Revenue Deferral for the three months ended December 31, 2011 increased $181 million, or 37 percent, as compared to the three months ended December 31, 2010. This increase was driven by a $383 million increase primarily from the Battlefield franchise, as well as Star Wars: The Old Republic. This increase was partially offset by a $202 million decrease primarily from the Medal of Honor, EA Sports Active and Need for Speed franchises.

Recognition of Revenue Deferral for the three months ended December 31, 2011 increased $40 million, or 12 percent, as compared to the three months ended December 31, 2010. This increase was driven by a $130 million increase primarily from the Battlefield and FIFA franchises. This increase was offset by a $90 million decrease primarily from the Medal of Honor, FIFA World Cup and Tiger Woods PGA Tour franchises.

For the three months ended December 31, 2011, Net Revenue in North America was $500 million, driven by Madden 12, Battlefield 3 and NCAA Football 12. Net Revenue for the three months ended December 31, 2011 decreased $28 million, or 5 percent, compared to the three months ended December 31, 2010. This decrease was driven by a $200 million decrease certain franchises, including the Rock Band, Medal of Honor and Harry Potter franchises. This decrease was partially offset by a $172 million increase primarily from the Battlefield and FIFA franchises.

Europe

For the three months ended December 31, 2011, Net Revenue before Revenue Deferral in Europe was $740 million, driven by Battlefield 3, FIFA 12 and Star Wars: The Old Republic. Net Revenue before Revenue Deferral for the three months ended December 31, 2011 increased $100 million, or 16 percent, as compared to the three months ended December 31, 2010. This increase was driven by a $339 million increase primarily from the Battlefield and FIFA franchises, as well as Star Wars: The Old Republic. This increase was partially offset by a $239 million decrease primarily from the Medal of Honor, Need for Speed and Harry Potter franchises. We estimate that foreign exchange rates (primarily the Swiss Franc and British Pound) increased reported Net Revenue before Revenue Deferral by approximately $3 million, or 1 percent, for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral increased by approximately $97 million, or 15 percent, for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.

Revenue Deferral for three months ended December 31, 2011 increased by $160 million, or 35 percent, as compared to three months ended December 31, 2010. This increase was driven by a $321 million increase primarily from the Battlefield and FIFA franchise, as well as Star Wars: The Old Republic. This increase was partially offset by a $161 million decrease primarily from the Medal of Honor, Need for Speed and EA Sports Active franchises.

Recognition of Revenue Deferral for the three months ended December 31, 2011 increased $88 million, or 30 percent, as compared to the three months ended December 31, 2010. This increase was driven by a $161 million increase primarily from the Battlefield, FIFA and The Sims franchises. This increase was partially offset by a $73 million decrease primarily from the Medal of Honor, FIFA World Cup and Tiger Woods PGA Tour franchises.

For the three months ended December 31, 2011, Net Revenue in Europe was $505 million, driven by FIFA 12, Battlefield 3 and FIFA 11. Net Revenue for the three months ended December 31, 2011 increased $28 million, or 6 percent, as compared to the three months ended December 31, 2010. This increase was driven by a $169 million increase primarily from the Battlefield, FIFA and The Sims franchises. This increase was partially offset by a $141 million decrease from certain franchises, including the Medal of Honor, Harry Potter and FIFA World Cup franchises. We estimate that foreign exchange rates (primarily the Swiss Franc, British Pound, and Euro) increased reported Net Revenue by approximately $31 million, or 6 percent, for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that Net Revenue decreased by approximately $3 million, or less than 1 percent, for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.

Asia

For the three months ended December 31, 2011, Net Revenue before Revenue Deferral in Asia was $101 million, driven by Battlefield 3, FIFA World Class Soccer and FIFA 12. Net Revenue before Revenue Deferral for the three months ended December 31, 2011 increased by $28 million, or 38 percent, as compared to the three months ended December 31, 2010. This increase was driven by a $62 million increase primarily from the Battlefield and FIFA franchises. This increase was partially offset by a $34 million decrease primarily from the Medal of Honor, Need for Speed and EA Sports Active franchises. We estimate that foreign exchange rates (primarily the Japanese Yen) increased reported Net Revenue before Revenue Deferral by approximately $3 million, or 4 percent, for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral increased by approximately $25 million, or 34 percent, for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.

Revenue Deferral for the three months ended December 31, 2011 increased $34 million, or 65 percent, as compared to the three months ended December 31, 2010. This increase was driven by a $59 million increase primarily from the Battlefield and FIFA franchises. This increase was partially offset by a $25 million decrease primarily from the Medal of Honor, Need for Speed and EA Sports Active franchises.

Recognition of Revenue Deferral for the three months ended December 31, 2011 increased $14 million, or 52 percent, as compared to the three months ended December 31, 2010. This increase was driven by a $23 million increase primarily from the Battlefield, FIFA and Alice franchises. This increase was partially offset by a $9 million decrease primarily from the Medal of Honor and FIFA World Cup franchises.

For the three months ended December 31, 2011, Net Revenue in Asia was $56 million, driven by Battlefield 3, FIFA 12 and FIFA Online 2. Net Revenue for the three months ended December 31, 2011 increased by $8 million, or 17 percent, as compared to the three months ended December 31, 2010. This increase was driven by a $26 million increase primarily from the Battlefield, FIFA and Alice franchises. This increase was offset by an $18 million decrease primarily from the Medal of Honor, FIFA World Cup and Harry Potter franchises. We estimate that foreign exchange rates (primarily the Japanese Yen) increased reported Net Revenue by approximately $6 million, or 13 percent, for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that Net Revenue increased by approximately $2 million, or 4 percent, for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.

From a geographical perspective, our total Net Revenue for the nine months ended December 31, 2011 and 2010 was as follows (in millions):

	Nine Months Ended December 31,
	2011				2010
	North America	Europe	Asia	Total	North America	Europe	Asia	Total
Net revenue before revenue deferral	$1,552	$1,465	$192	$3,209	$1,433	$1,260	$140	$2,833
Revenue deferral	(1,161)	(1,123)	(136)	(2,420)	(995)	(914)	(94)	(2,003)
Recognition of revenue deferral	947	929	110	1,986	868	710	91	1,669

Net revenue	$1,338	$1,271	$166	$2,775	$1,306	$1,056	$137	$2,499

Worldwide

For the nine months ended December 31, 2011, Net Revenue before Revenue Deferral was $3,209 million, primarily driven by Battlefield 3, FIFA 12 and Madden 12. Net Revenue before Revenue Deferral for the nine months ended December 31, 2011 increased $376 million, or 13 percent, as compared to the nine months ended December 31, 2010. This increase was driven by a $1,152 million increase primarily from the Battlefield and FIFA franchises, as well as Star Wars: The Old Republic. This increase was partially offset by a $776 million decrease from certain franchises, including the Medal of Honor, FIFA World Cup and Need for Speed franchises. We estimate that foreign exchange rates increased reported Net Revenue before Revenue Deferral by approximately $80 million, or 3 percent, for the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral increased by approximately $296 million, or 10 percent, for the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010.

Revenue Deferral for the nine months ended December 31, 2011 increased $417 million, or 21 percent, as compared to the nine months ended December 31, 2010. This increase was primarily due to an increase in sales of online-enabled products with an obligation to provide future incremental unspecified digital content on a when-and-if-available basis during the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010. This increase was driven by a $979 million increase primarily from the Battlefield and FIFA franchises, as well as Star Wars: The Old Republic. This increase was partially offset by a $562 million decrease primarily from the Medal of Honor, FIFA World Cup and Need for Speed franchises.

Recognition of Revenue Deferral for the nine months ended December 31, 2011 increased $317 million, or 19 percent, as compared to the nine months ended December 31, 2010. This increase was primarily due to the Recognition of Revenue Deferral during the nine months ended December 31, 2011 associated with the sales of online-enabled products with an obligation to provide future incremental unspecified digital content on a when-and-if-available basis during the preceding six months, with less comparable recognition during the nine months ended December 31, 2010. This increase was driven by a $725 million increase from certain franchises, including the Crysis, Need for Speed, and FIFA franchises. This increase was partially offset by a $408 million decrease primarily from the FIFA World Cup and Army of Two franchises, as well as Dante’s Inferno.

For the nine months ended December 31, 2011, Net Revenue was $2,775 million, driven by FIFA 12, FIFA 11 and Battlefield 3. Net Revenue for the nine months ended December 31, 2011 increased $276 million, or 11 percent, as compared to the nine months ended December 31, 2010. This increase was driven by an $871 million increase from certain franchises, including the Crysis, FIFA and Need for Speed franchises. This increase was partially offset by a $595 million decrease from certain franchises, including the FIFA World Cup and Rock Band franchises, as well as Dante’s Inferno. We estimate that foreign exchange rates increased reported Net Revenue by approximately $123 million, or 5 percent, for the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that Net Revenue increased by approximately $153 million, or 6 percent, for the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010.

North America

For the nine months ended December 31, 2011, Net Revenue before Revenue Deferral in North America was $1,552 million, driven by Battlefield 3, Madden 12, and NCAA Football 12. Net Revenue before Revenue Deferral for the nine months ended December 31, 2011 increased $119 million, or 8 percent, as compared to the nine months ended December 31, 2010. This increase was driven by a $550 million increase primarily from the Battlefield and Portal franchises, as well as Star Wars: The Old Republic. This increase was partially offset by a $431 million decrease from certain franchises, including the Medal of Honor, Rock Band, and FIFA World Cup franchises.

Revenue Deferral for the nine months ended December 31, 2011 increased $166 million, or 17 percent, as compared to the nine months ended December 31, 2010. This increase was driven by a $457 million increase primarily from the Battlefield and Madden franchises, as well as Star Wars: The Old Republic. This increase was partially offset by a $291 million decrease from certain franchises, including the Medal of Honor, FIFA World Cup and Need for Speed franchises.

Recognition of Revenue Deferral for the nine months ended December 31, 2011 increased $79 million, or 9 percent, as compared to the nine months ended December 31, 2010. This increase was driven by a $314 million increase from certain franchises, including the Crysis, Need for Speed and Dead Space franchises. This increase was partially offset by a $235 million decrease from certain franchises, including the FIFA World Cup and Army of Two franchises, as well as Dante’s Inferno.

For the nine months ended December 31, 2011, Net Revenue in North America was $1,338 million, driven by Madden 12, Battlefield 3, and Portal 2. Net Revenue for the nine months ended December 31, 2011 increased $32 million, or 2 percent, as compared to the nine months ended December 31, 2010. This increase was driven by a $398 million increase from certain franchises, including the Portal, Crysis and Need for Speed franchises. This increase was partially offset by a $366 million decrease from certain franchises, including the Rock Band and FIFA World Cup franchises, as well as Dante’s Inferno.

Europe

For the nine months ended December 31, 2011, Net Revenue before Revenue Deferral in Europe was $1,465 million, driven by FIFA 12, Battlefield 3 and Need for Speed The Run. Net Revenue before Revenue Deferral for the nine months ended December 31, 2011 increased $205 million, or 16 percent, as compared to the nine months ended December 31, 2010. This increase was driven by a $525 million increase primarily from the Battlefield and FIFA franchises, as well as Star Wars: The Old Republic. This increase was partially offset by a $320 million decrease primarily from the Medal of Honor, FIFA World Cup and Need for Speed franchises. We estimate that foreign exchange rates (primarily Swiss Franc, British Pound, and Euro) increased reported Net Revenue before Revenue Deferral by approximately $66 million, or 5 percent, for the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral increased by approximately $139 million, or 11 percent, for the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010.

Revenue Deferral for the nine months ended December 31, 2011 increased by $209 million, or 23 percent, as compared to nine months ended December 31, 2010. This increase was driven by a $468 million increase primarily from the Battlefield and FIFA franchises, as well as Star Wars: The Old Republic. This increase was partially offset by a $259 million decrease primarily from the Medal of Honor, FIFA World Cup and Need for Speed franchises.

Recognition of Revenue Deferral for the nine months ended December 31, 2011 increased $219 million, or 31 percent, as compared to the nine months ended December 31, 2010. This increase was driven by a $374 million increase primarily from the FIFA, Crysis and Need for Speed franchises. This increase was partially offset by a $155 million decrease primarily from the FIFA World Cup and Army of Two franchises, as well as Dante’s Inferno.

For the nine months ended December 31, 2011, Net Revenue in Europe was $1,271 million, driven by FIFA 12, FIFA 11 and Battlefield 3. Net Revenue for the nine months ended December 31, 2011 increased $215 million, or 20 percent, as compared to the nine months ended December 31, 2010. This increase was driven by a $419 million increase primarily from the FIFA, Crysis and Need for Speed franchises. This increase was partially offset by a $204 million decrease from certain franchises, including the FIFA World Cup and Harry Potter franchises, as well as Dante’s Inferno. We estimate that foreign exchange rates (primarily the Swiss Franc, British Pound, and Euro) increased reported Net Revenue by approximately $101 million, or 10 percent, for the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that Net Revenue increased by approximately $114 million, or 10 percent, for the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010.

Asia

For the nine months ended December 31, 2011, Net Revenue before Revenue Deferral in Asia was $192 million, driven by Battlefield 3, FIFA 12 and FIFA Online 2. Net Revenue before Revenue Deferral for the nine months ended December 31, 2011 increased by $52 million, or 37 percent, as compared to the nine months ended December 31, 2010. This increase was driven by a $98 million increase primarily from the Battlefield, FIFA and Portal franchises. This increase was partially offset by a $46 million decrease primarily from the Medal of Honor, FIFA World Cup and Need for Speed franchises. We estimate that foreign exchange rates (primarily the Australian Dollar and Japanese Yen) increased reported Net Revenue before Revenue Deferral by approximately $14 million, or 10 percent, for the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010. Excluding the effect of foreign exchange rates from Net Revenue before Revenue Deferral, we estimate that Net Revenue before Revenue Deferral increased by approximately $38 million, or 27 percent, for the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010.

Revenue Deferral for the nine months ended December 31, 2011 increased $42 million, or 45 percent, as compared to the nine months ended December 31, 2010. This increase was driven by a $78 million increase primarily from the Battlefield, FIFA and Alice franchises. This increase was partially offset by a $36 million decrease primarily from the Medal of Honor, FIFA World Cup and Need for Speed franchises.

Recognition of Revenue Deferral for the nine months ended December 31, 2011 increased $19 million, or 21 percent, as compared to the nine months ended December 31, 2010. This increase was driven by a $51 million increase primarily from the Crysis, Need for Speed, and FIFA franchises. This increase was partially offset by a $32 million decrease primarily from the FIFA World Cup and Battlefield franchises, as well as Dante’s Inferno.

For the nine months ended December 31, 2011, Net Revenue in Asia was $166 million, driven by FIFA Online 2, FIFA 12 and Crysis 2. Net Revenue for the nine months ended December 31, 2011 increased by $29 million, or 21 percent, as compared to the nine months ended December 31, 2010. This increase was driven by a $69 million increase from certain franchises, including the FIFA, Crysis and Need for Speed franchises. This increase was partially offset by a $40 million decrease from certain franchises, including the FIFA World Cup and Battlefield franchises, as well as Dante’s Inferno. We estimate that foreign exchange rates (primarily the Australian Dollar and Japanese Yen) increased reported Net Revenue by approximately $22 million, or 16 percent, for the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010. Excluding the effect of foreign exchange rates from Net Revenue, we estimate that Net Revenue increased by approximately $7 million, or 5 percent, for the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010.

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

Cost of goods sold for the three and nine months ended December 31, 2011 and 2010 was as follows (in millions):

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	December 31, 2011	% of Net Revenue	December 31, 2010	% of Net Revenue	% Change	Change as a % of Net Revenue
Three months ended	$552	52.0%	$586	55.7%	(5.8%)	(3.7%)
Nine months ended	$1,224	44.1%	$1,171	46.9%	4.5%	(2.8%)

During the three months ended December 31, 2011, cost of goods sold decreased by 3.7 percent as a percentage of total net revenue as compared to the three months ended December 31, 2010. This decrease was primarily due to improved gross margin on sales of EA studio products resulting from increased associated digital revenue, decrease in peripherals bundled with our games, and decreased associated royalties which positively impacted cost of goods sold as a percentage of total revenue by approximately 7.6 percent. This decrease was partially offset by a $233 million increase in the change in deferred net revenue related to certain online-enabled packaged goods and digital content for the three months ended December 31, 2011, as compared to the three months ended December 31, 2011, which negatively impacted cost of goods sold as a percentage of total net revenue by approximately 4.5 percent.

During the nine months ended December 31, 2011, cost of goods sold decreased by 2.8 percent as a percentage of total net revenue as compared to the nine months ended December 31, 2010. This decrease was primarily due to (1) improved gross margin on sales of EA studio products resulting from increased associated digital revenue, decrease in peripherals bundled with our games, and decreased associated royalties, which positively impacted cost of goods sold as a percentage of total net revenue by approximately 3.8 percent, and (2) improved gross margin resulting from a decreased level of price protection reserves on sales of our products, which positively impacted cost of goods sold as a percentage of total net revenue by approximately 1.3 percent. This decrease was partially offset by an increased proportion of our total net revenue coming from our co-publishing and distribution products, which have a lower margin than our EA studio products, which negatively impacted cost of goods sold as a percentage of total net revenue by approximately 2.3 percent.

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.

Marketing and sales expenses for the three and nine months ended December 31, 2011 and 2010 were as follows (in millions):

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	December 31, 2011	% of Net Revenue	December 31, 2010	% of Net Revenue	$ Change	% Change
Three months ended	$269	25%	$253	24%	$16	6%
Nine months ended	$631	23%	$553	22%	$78	14%

Marketing and sales expenses increased by $16 million, or 6 percent, during the three months ended December 31, 2011, as compared to the three months ended December 31, 2010 primarily due to (1) a $16 million increase in personnel-related costs resulting from an increase in headcount in connection with recent acquisitions and (2) a $6 million increase in contracted service costs related to online initiatives. This was offset by a $9 million decrease in marketing, advertising and promotional spending on our franchises.

Marketing and sales expenses increased by $78 million, or 14 percent, during the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010 primarily due to (1) a $39 million increase in personnel-related costs resulting from an increase in headcount in connection with recent acquisitions, (2) a $19 million increase in marketing, advertising and promotional spending on our franchises, and (3) a $14 million increase in contracted service costs related to online initiatives.

General and Administrative

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.

General and administrative expenses for the three and nine months ended December 31, 2011 and 2010 were as follows (in millions):

	December 31, 2011	% of Net Revenue	December 31, 2010	% of Net Revenue	$ Change	% Change
Three months ended	$98	9%	$75	7%	$23	31%
Nine months ended	$260	9%	$226	9%	$34	15%

General and administrative expenses increased $23 million, or 31 percent, during the three months ended December 31, 2011, as compared to the three months ended December 31, 2010 primarily due to (1) a $10 million increase in contracted service costs related to online initiatives and litigation and (2) a $9 million increase in personnel-related costs resulting from an increase in headcount in connection with recent acquisitions and increased incentive-based compensation expense.

General and administrative expenses increased $34 million, or 15 percent, during the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010 primarily due to (1) a $21 million increase in contracted service costs related to online initiatives, litigation, and recent acquisitions and (2) a $10 million increase in bad debt expense.

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

Research and development expenses for the three and nine months ended December 31, 2011 and 2010 were as follows (in millions):

	December 31, 2011	% of Net Revenue	December 31, 2010	% of Net Revenue	$ Change	% Change
Three months ended	$325	31%	$273	26%	$52	19%
Nine months ended	$928	33%	$825	33%	$103	12%

Research and development expenses increased by $52 million, or 19 percent, during the three months ended December 31, 2011, as compared to the three months ended December 31, 2010 due to (1) a $47 million increase in personnel-related costs and (2) a $6 million increase in facilities related expenses both primarily resulting from an increase in headcount in connection with recent acquisitions.

Research and development expenses increased by $103 million, or 12 percent, during the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010 due to (1) a $87 million increase in personnel-related costs and (2) an $14 million increase in facilities related expenses both primarily resulting from an increase in headcount in connection with recent acquisitions.

Amortization of Intangibles

Amortization of intangibles for the three and nine months ended December 31, 2011 and 2010 were as follows (in millions):

	December 31, 2011	% of Net Revenue	December 31, 2010	% of Net Revenue	$ Change	% Change
Three months ended	$11	1%	$14	1%	$(3)	(21%)
Nine months ended	$37	1%	$44	2%	$(7)	(16%)

During the three and nine months ended December 31, 2011, amortization of intangibles decreased by $3 million, or 21 percent, and $7 million, or 16 percent, respectively, as compared to the three and nine months ended December 31, 2010, primarily due to the completion of amortization related to certain of our prior acquisitions.

Acquisition-Related Contingent Consideration

Acquisition-related contingent consideration for the three and nine months ended December 31, 2011 and 2010 were as follows (in millions):

	December 31, 2011	% of Net Revenue	December 31, 2010	% of Net Revenue	$ Change	% Change
Three months ended	$(11)	(1%)	$1	—	$(12)	(1200%)
Nine months ended	$8	—	$(25)	(1%)	$33	132%

During the three months ended December 31, 2011, acquisition-related contingent consideration decreased by $12 million as compared to the three months ended December 31, 2010, primarily resulting from revisions in our estimate of the expected future cash flows over the period in which the obligation is expected to be settled.

During the nine months ended December 31, 2011, acquisition-related contingent consideration increased by $33 million, or 132 percent, as compared to the nine months ended December 31, 2010, primarily related to a $25 million decrease of our accrual in connection with our Playfish acquisition resulting from revisions in the prior year in our estimate of the expected future cash flows over the period in which the obligation is expected to be settled.

Restructuring and Other Charges

Restructuring and other charges for the three and nine months ended December 31, 2011 and 2010 were as follows (in millions):

	December 31, 2011	% of Net Revenue	December 31, 2010	% of Net Revenue	$ Change	% Change
Three months ended	$—	—	$154	15%	$(154)	(100%)
Nine months ended	$17	1%	$162	6%	$(145)	(90%)

During the three months ended December 31, 2011, restructuring and other charges decreased by $154 million, or 100 percent, as compared to the three months ended December 31, 2010, due to no new restructuring initiatives in fiscal year 2012.

During the nine months ended December 31, 2011, restructuring and other charges decreased by $145 million, or 90 percent, as compared to the nine months ended December 31, 2010, due to (1) no new restructuring initiatives in fiscal year 2012 and (2) a gain of $10 million recognized during the second quarter of fiscal year 2012 on the sale of our facility in Chertsey, England related to our fiscal year 2008 reorganization, offset by adjustments to the estimated loss for the amendment of certain licensing agreements related to our fiscal 2011 restructuring.

Gain on Strategic Investments, Net

We did not recognize any impairment charges or losses during the three and nine months ended December 31, 2011 on our marketable equity securities. During the nine months ended December 31, 2010, we realized a gain of $28 million, net of costs to sell, from the sale of our investment in Ubisoft, offset by realized losses of $3 million, from the sale of our investment in The9.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, for the three and nine months ended December 31, 2011 and 2010 were as follows (in millions):

	December 31, 2011	% of Net Revenue	December 31, 2010	% of Net Revenue	$ Change	% Change
Three months ended	$(10)	(1%)	$—	—	$(10)	—
Nine months ended	$(13)	—	$6	—	$(19)	(317%)

Interest and other income (expense), net decreased by $10 million during the three months ended December 31, 2011 as compared to the three months ended December 31, 2010, primarily due to (1) a $10 million increase in foreign currency transaction losses as compared to the same period in the prior year and (2) a $6 million increase in interest expense, including amortization of debt discount, recognized in connection to our 0.75% Convertible Senior Notes due 2016. This was partially offset by an increase of $7 million from gains on derivatives which hedge the effects of our foreign currency transactions.

Interest and other income (expense), net decreased by $19 million, or 317 percent, during the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010, primarily due to (1) a $34 million increase in foreign currency transaction losses as compared to the same period in the prior year and (2) a $11 million increase in interest expense, including amortization of debt discount, recognized in connection to our 0.75% Convertible Senior Notes due 2016. This was partially offset by an increase of $26 million from gains on derivatives which hedge the effects of our foreign currency transactions.

Income Taxes

Provisions for (benefit from) income taxes for the three and nine months ended December 31, 2011 and 2010 were as follows (in millions):

	December 31, 2011	Effective Tax Rate	December 31, 2010	Effective Tax Rate	% Change
Three months ended	$12	6.2%	$19	6.3%	(37%)
Nine months ended	$(19)	(5.5%)	$(1)	(0.2%)	1800%

During the three and nine months ended December 31, 2011, we recorded approximately $3 million and $58 million, respectively, of additional net deferred tax liabilities related to the PopCap and KlickNation acquisitions. These additional deferred tax liabilities create a new source of taxable income, thereby requiring us to release a portion of our deferred tax asset valuation allowance with a related reduction in income tax expense for the three and nine months ended December 31, 2011 of approximately $3 million and $58 million, respectively.

The tax provision reported for the three months ended December 31, 2011 and the tax benefit reported for the nine months ended December 31, 2011 are based on our projected annual effective tax rate for fiscal year 2012, and also include certain discrete tax charges and benefits recorded during the period. Our effective tax rates for the three and nine months ended December 31, were a tax expense of 6.2 percent and tax benefit of 5.5 percent, respectively. The effective tax rate for the three and nine months ended December 31, 2011 differs from the statutory rate of 35.0 percent primarily due to the utilization of U.S. deferred tax assets which were subject to a valuation allowance, a reduction in the U.S. valuation allowance related to the PopCap and KlickNation acquisitions, and non-U.S. profits subject to a reduced or zero tax rate. The effective tax rate for the three and nine months ended December 31, 2011 differs from the same period in fiscal year 2011 primarily due to greater tax benefits recorded in fiscal year 2012 related to the reduction of the U.S. valuation allowance as a result of the PopCap and KlickNation acquisitions.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires one of two alternatives for presenting comprehensive income and eliminates the option to report other comprehensive income and its components as a part of the Consolidated Statements of Stockholders’ Equity. Additionally, ASU 2011-05 requires presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The requirement related to the reclassification adjustments from other comprehensive income to net income was deferred in December 2011, as a result of the issuance of ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05 (Topic 220). The amendments in ASU 2011-05, as amended by ASU 2011-12, do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05, as amended by ASU 2011-12 is effective for fiscal years and interim periods within those years beginning after December 15, 2011 and is to be applied retrospectively. We do not expect the adoption of ASU 2011-05, as amended by ASU 2011-12 to have a material impact on our Condensed Consolidated Financial Statements.

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

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The new disclosures are designed to make financial statements that are prepared under U.S. Generally Accepted Accounting Principles more comparable to those prepared under International Financial Reporting Standards. We are currently evaluating the impact of ASU 2011-11 on our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

	December 31, 2011	December 31, 2011	December 31, 2011
(In millions)	As of December 31, 2011	As of March 31, 2011	Increase / (Decrease)
Cash and cash equivalents	$1,242	$1,579	$(337)
Short-term investments	406	497	(91)
Marketable equity securities	143	161	(18)

Total	$1,791	$2,237	$(446)

Percentage of total assets	31%	45%

	Nine months Ended December 31,
(In millions)	2011	2010	Change
Cash provided by (used in) operating activities	$(10)	$67	$(77)
Cash used in investing activities	(689)	(7)	(682)
Cash provided by financing activities	388	17	371
Effect of foreign exchange on cash and cash equivalents	(26)	3	(29)

Net increase (decrease) in cash and cash equivalents	$(337)	$80	$(417)

Changes in Cash Flow

Operating Activities. Cash provided by operating activities decreased $77 million during the nine months ended December 31, 2011 as compared to nine months ended December 31, 2010 primarily due to the settlement of higher accounts payable balances in the beginning of fiscal year 2012 as compared to fiscal year 2011 in connection with increased title releases in the fourth quarter of fiscal year 2011 as compared to fiscal year 2010.

Investing Activities. Cash used in investing activities increased $682 million during the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010 primarily due to (1) $660 million increase in cash used for acquisitions, the majority of which was used to fund our acquisition of PopCap, (2) $132 million in proceeds received from the sale of our Ubisoft and The9 investments in the nine months ended December 31, 2010, and (3) a $90 million increase in capital expenditures. These items were partially offset by a $181 million increase in proceeds received from the maturities and sales of short-term investments.

Financing Activities. Cash provided by financing activities increased $371 million during the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010 primarily due to (1) $617 million in proceeds received from the sale of 0.75% Convertible Senior Notes due 2016, net of issuance costs and (2) $65 million proceeds received from the issuance of Warrants in connection with the Notes. These items were partially offset by (1) $230 million, net of commissions, paid for the repurchase and retirement of our common stock pursuant to our Stock Repurchase Program and (2) $107 million paid for the purchase of the Convertible Note Hedge.

Short-term Investments and Marketable Equity Securities

Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of December 31, 2011, our short-term investments had gross unrealized gains of $1 million, or less than 1 percent of the total in short-term investments, and gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

The fair value of our marketable equity securities decreased to $143 million as of December 31, 2011 from $161 million as of March 31, 2011 primarily due to a decrease in the value of our investment in Neowiz.

Restricted Cash and Contingent Consideration

Primarily in connection with our acquisitions of PopCap, Playfish, KlickNation, and Chillingo, we may be required to pay an additional $672 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2014. In connection with our Playfish acquisition, we deposited $100 million into an escrow account related to the contingent consideration. In addition, in connection with our PopCap acquisition, we acquired an additional $6 million of restricted cash which is held in an escrow account in the event that certain liabilities become due. As these deposits are restricted in nature, they are excluded from cash and cash equivalents. As of December 31, 2011, the restricted cash of $106 million is included in other current assets in our Condensed Consolidated Balance Sheets. Through the three and nine months ended December 31, 2011, no distributions were made from the restricted cash amount. As of December 31, 2011, we have accrued $159 million of contingent consideration on our Condensed Consolidated Balance Sheet, of which $50 million relates to performance milestones earned through December 31, 2011 in connection with the Playfish acquisition. We expect the remaining $50 million in restricted cash will be released and converted to available cash and cash equivalents in the fourth quarter of fiscal year 2012.

Fiscal 2011 Restructuring

In connection with our fiscal 2011 restructuring plan, we expect to incur cash expenditures through June 2016 of approximately (1) $8 million during the remainder of fiscal year 2012, (2) $25 million in fiscal year 2013, (3) $25 million in fiscal year 2014, (4) $17 million in fiscal year 2015, and (5) $15 million thereafter. The actual cash expenditures are variable as they will be dependent upon the actual revenue we generate from certain games.

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

As of December 31, 2011, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge.

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

See Note 12 to the Condensed Consolidated Financial Statements for additional information related to our 0.75% Convertible Senior Notes due 2016.

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

As of December 31, 2011, approximately $908 million of our cash, cash equivalents, and short-term investments and $68 million of our marketable equity securities were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

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

The following table summarizes our unrecognized minimum contractual obligations as of December 31, 2011, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

	Contractual Obligations
Fiscal Year Ending March 31,	Leases (a)	Developer/ Licensor Commitments	Marketing	Convertible Notes Interest (b)	Other Purchase Obligations	Total
2012 (remaining three months)	$13	$50	$18	$2	$5	$88
2013	52	191	58	5	9	315
2014	48	121	51	5	7	232
2015	39	116	32	5	—	192
2016	28	84	33	5	—	150
Thereafter	36	334	95	2	—	467

Total	$216	$896	$287	$24	$21	$1,444

(a)

See discussion on operating leases in the “Off-Balance Sheet Commitments” section below for additional information. Lease commitments have not been reduced by minimum sub-lease rentals for unutilized office space resulting from our reorganization activities of approximately $7 million due in the future under non-cancelable sub-leases.

(b)

In addition to the interest payments reflected in the table above, we will be obligated to pay the $632.5 million principal amount of the 0.75% Convertible Senior Notes due 2016 and any excess conversion value in shares of our common stock upon redemption after the maturity of the Notes on July 15, 2016 or earlier. See Note 12 to the Condensed Consolidated Financial Statements for additional information related to our 0.75% Convertible Senior Notes due 2016.

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

In addition to what is included in the table above, as of December 31, 2011, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $236 million, for which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

In addition to what is included in the table above as of December 31, 2011, primarily in connection with our PopCap, Playfish KlickNation, and Chillingo acquisitions, we may be required to pay an additional $672 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2014. As of December 31, 2011, we have accrued $159 million of contingent consideration on our Condensed Consolidated Balance Sheet, of which $50 million relates to performance milestones earned through December 31, 2011 in connection with the Playfish acquisition and for which we expect to settle in the fourth quarter of fiscal year 2012.

OFF-BALANCE SHEET COMMITMENTS

Lease Commitments

As of December 31, 2011, we leased certain of our current facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

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

Foreign Currency Exchange Rate Risk

Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing foreign currency option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. During the reporting periods, all forecasted transactions occurred, and therefore, there were no such gains or losses reclassified into interest and other income (expense), net. Our hedging programs are designed to reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net revenue and research and development expenses. As of December 31, 2011, we had foreign currency option contracts to purchase approximately $90 million in foreign currency and to sell approximately $46 million of foreign currency. All of the foreign currency option contracts outstanding as of December 31, 2011 will mature in the next 12 months. As of March 31, 2011, we had foreign currency option contracts to purchase approximately $40 million in foreign currency and to sell approximately $10 million of foreign currency. As of December 31, 2011 and March 31, 2011, the fair value of these outstanding foreign currency option contracts was immaterial and is included in other current assets.

Balance Sheet Hedging Activities. We use foreign currency forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts generally have a contractual term of three months or less and are transacted near month-end. Our foreign currency forward contracts are not designated as hedging instruments, and are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or accrued and other current liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. In certain cases, the amount of such gains and losses will significantly differ from the amount of gains and losses recognized on the underlying foreign-currency-denominated monetary asset or liability, in which case our results will be impacted. As of December 31, 2011, we had foreign currency forward contracts to purchase and sell approximately $662 million in foreign currencies. Of this amount, $623 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $30 million to purchase foreign currency in exchange for U.S. dollars, and $9 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2011, we had foreign currency forward contracts to purchase and sell approximately $187 million in foreign currencies. Of this amount, $140 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $31 million to purchase foreign currency in exchange for U.S. dollars, and $16 million to sell foreign currency in exchange for British pounds sterling. As of December 31, 2011 and March 31, 2011, the fair value of our foreign currency forward contracts was immaterial and is included in accrued and other liabilities.

We believe the counterparties to these foreign currency forward and option contracts are creditworthy multinational commercial banks. While we believe the risk of counterparty nonperformance is not material, the disruption in the global financial markets has impacted some of the financial institutions with which we do business. Further, the continued sovereign debt crisis in Europe could lead to increased counterparty risk with respect to financial institutions and other business partners, who are particularly vulnerable to the instability in certain European markets. A sustained decline in the financial stability of financial institutions as a result of the disruption in the financial markets could affect our ability to secure credit-worthy counterparties for our foreign currency hedging programs.

Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of December 31, 2011, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential declines in the fair value of the premiums on our foreign currency option contracts used in cash flow hedging of $2 million in each scenario. As of December 31, 2011, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $69 million and $103 million, respectively. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

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

As of December 31, 2011 and March 31, 2011, our short-term investments were classified as available-for-sale securities, and consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of December 31, 2011 and March 31, 2011 (in millions):

	As of December 31, 2011	As of March 31, 2011
Corporate bonds	$151	$253
U.S. Treasury securities	123	124
U.S. agency securities	120	102
Commercial paper	12	18

Total short-term investments	$406	$497

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of December 31, 2011, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of December 31, 2011	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$154	$153	$152	$151	$150	$149	$148
U.S. Treasury securities	125	124	123	123	121	121	120
U.S. agency securities	123	122	121	120	120	119	118
Commercial paper	12	12	12	12	12	12	12

Total short-term investments	$414	$411	$408	$406	$403	$401	$398

Market Price Risk

The fair value of our marketable equity securities in publicly traded companies is subject to market price volatility and foreign currency risk for investments denominated in foreign currencies. As of December 31, 2011 and March 31, 2011, our marketable equity securities were classified as available-for-sale securities, and consequently, were recorded on our Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity. The fair value of our marketable equity securities as of December 31, 2011 and March 31, 2011 was $143 million and $161 million, respectively.

Our marketable equity securities have been, and may continue to be, adversely impacted by volatility in the public stock markets. At any time, a sharp change in market prices in our investments in marketable equity securities could have a significant impact on the fair value of our investments. The following table presents hypothetical changes in the fair value of our marketable equity securities as of December 31, 2011, arising from changes in market prices of plus or minus 25 percent, 50 percent, and 75 percent.

(In millions)	Valuation of Securities Given an X Percentage Decrease in Each Stock’s Market Price			Fair Value as of December 31, 2011	Valuation of Securities Given an X Percentage Increase in Each Stock’s Market Price
	(75%)	(50%)	(25%)		25%	50%	75%
Marketable equity securities	$36	$72	$107	$143	$179	$215	$250

Item 4.	Controls and Procedures

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the three months ended December 31, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In June 2008, Geoffrey Pecover filed an antitrust class action in the United States District Court for the Northern District of California, alleging that EA obtained an illegal monopoly in a discreet antitrust market that consists of “league-branded football simulation video games” by bidding for, and winning, exclusive licenses with the NFL, Collegiate Licensing Company and Arena Football League. In December 20, 2010, the district court granted the plaintiffs’ request to certify a class of plaintiffs consisting of all consumers who purchased EA’s Madden NFL, NCAA Football or Arena Football videogames after 2005. The parties are in the midst of fact discovery. The court has set a trial date for October 2012. The complaint seeks unspecified compensatory damages. We have not accrued any loss related to this matter. We believe the claims asserted are without merit and intend to vigorously defend against them.

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

Competition in our industry is intense and we expect new competitors to continue to emerge throughout the world. Our competitors range from large established companies to emerging start-ups. In our industry, though many new products and services are regularly introduced, only a relatively small number of “hit” titles accounts for a significant portion of total revenue for the industry. We have significantly reduced the number of games that we develop, publish and distribute: in fiscal year 2010, we published 54 primary titles, and in fiscal year 2011, we published 36. In fiscal year 2012, we expect to release 22 primary titles, including our December 2011 launch of the massively – multiplayer online role-playing game Star Wars: The Old Republic. Publishing fewer titles means that we concentrate more of our development spending on each title, and driving “hit” titles often requires large marketing budgets and media spend. The underperformance of a title may have a large adverse impact on our financial results. Also, hit products or services offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products and services to fall below expectations.

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

We are actively seeking to monetize game properties through a variety of new platforms and business models, including online distribution of full games and additional content, free-to-play games supported by advertising and/or micro-transactions on social networking services and subscription services such as our massively – multiplayer online role-playing game Star Wars: The Old Republic. Forecasting our revenues and profitability for these new business models is inherently uncertain and volatile. Our actual revenues and profits for these businesses may be significantly greater or less than our forecasts. Additionally, these new business models could fail for one or more of our titles, resulting in the loss of our investment in the development and infrastructure needed to support these new business models, and the opportunity cost of diverting management and financial resources away from more successful businesses.

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

We may experience outages and disruptions of our online services if we fail to maintain adequate operational services, security and supporting infrastructure.

As we increase our online products and services, most recently with the launch of our online commerce and content delivery system named “Origin,” and the launch of Star Wars: The Old Republic, we expect to continue to invest in technology services, hardware and software—including data centers, network services, storage and database technologies—to support existing services and to introduce new products and services including websites, ecommerce capabilities, online game communities and online game play services. Launching high profile games and services, and creating the appropriate support for online business initiatives is expensive and complex, and our execution could result in inefficiencies or operational failures, and increased vulnerability to cyber attacks, which, in turn, could diminish the quality of our products, services, and user experience. Cyber attacks could include denial-of-service attacks impacting service availability and reliability; the exploitation of software vulnerabilities in Internet facing applications; social engineering of system administrators (tricking company employees into releasing control of their systems to a hacker); the introduction of malware into our systems with a view to steal confidential or proprietary data; or attempts to hijack consumer account information from our users. Cyber attacks of increasing sophistication may be difficult to detect and could result in the theft of our intellectual property and consumer data, including personally identifiable information. Operational failures or successful cyber attacks could result in damage to our reputation and loss of current and potential users, subscribers, advertisers, and other business partners which could harm our business. In addition, we could be adversely impacted by outages and disruptions in the online platforms of our key business partners, who offer our products and services.

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

There are several inherent risks to engaging in business online and directly with end consumers of our products. As we conduct more transactions online directly with consumers, we may be the victim of fraudulent transactions, including credit card fraud, which presents a risk to our revenues and potentially disrupts service to our consumers. In addition, we are collecting and storing more consumer information, including personal information and credit card information. We take measures to protect our consumer data from unauthorized access or disclosure. It is possible that our security controls over consumer data may not prevent the improper access or disclosure of personally identifiable information. A security breach that leads to disclosure of consumer account information (including personally identifiable information) could harm our reputation, compel us to comply with disparate breach notification laws in various jurisdictions and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. A resulting perception that our products or services do not adequately protect the privacy of personal information could result in a loss of current or potential consumers and business partners for our online offerings that require the collection of consumer data. Our key business partners also face these same risks and any security breaches of their system could adversely impact our ability to offer our products and services through their platforms, resulting in a loss of meaningful revenues.

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

During the nine months ended December 31, 2011, approximately 64 percent of our North America sales were made to our top ten customers. In Europe, our top ten customers accounted for approximately 43 percent of our sales in that territory during the nine months ended December 31, 2011. Worldwide, we had direct sales to one customer, GameStop Corp., which represented approximately 15 percent of total net revenue for the nine months ended December 31, 2011. Though our products are available to consumers through a variety of retailers and directly through us, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

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

Many of our products are based on or incorporate intellectual property owned by others. For example, our EA SPORTS products include rights licensed from major sports leagues and players’ associations. Similarly, many of our other key franchises, such as Star Wars: The Old Republic, are based on film and literary licenses and our Hasbro products are based on a license for certain of Hasbro’s toy and game properties. In addition, some of our successful products in fiscal year 2011, Bulletstorm, Crysis 2, and Portal 2 in fiscal year 2012, are products for which we acquired publishing rights through a license from the product’s creator/owner. Competition for these licenses and rights is intense. If we are unable to maintain these licenses and rights or obtain additional licenses or rights with significant commercial value, our revenues, profitability and cash flows will decline significantly. Competition for these licenses may also drive up the advances, guarantees and royalties that we must pay to licensors and developers, which could significantly increase our costs and reduce our profitability.

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

Declines in consumer spending resulting from adverse changes in the economy have in the past negatively impacted our business. Further economic distress may result in a decrease in demand for our products, particularly during key product launch windows, which could have a material adverse impact on our operating results and financial condition. In particular, we derive a substantial proportion of our revenues in Europe. For the three months ended December 31, 2011, our net revenue in Europe was $505 million, or 48 percent of our total net revenue and for the nine months ended December 31, 2011, net revenue in Europe was $1,271 million, or 46 percent of our total net revenue for that period. Continued weakness and instability in European markets could result in a loss of consumer confidence in the economy and a decrease in discretionary spending, resulting in a material adverse impact on our operating results. Uncertainty and adverse changes in the economy could also increase the risk of material losses on our investments, increase costs associated with developing and publishing our products, increase the cost and decrease the availability of sources of financing, and increase our exposure to material losses from bad debts, any of which could have a material adverse impact on our financial condition and operating results. In addition, if we experience further deterioration in our market capitalization or our financial performance, we could be required to recognize significant impairment charges in future periods.

Our business is subject to currency fluctuations.

International sales are a fundamental part of our business. For the nine months ended December 31, 2011, international net revenue comprised 52 percent of our total net revenue. We expect international sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. In addition, our foreign investments and our cash and cash equivalents denominated in foreign currencies are subject to currency fluctuations. We use foreign currency forward contracts to mitigate some foreign currency risk associated with foreign currency denominated monetary assets and liabilities (primarily certain intercompany receivables and payables) to a limited extent and foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries). However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. In the past, the disruption in the global financial markets has impacted many of the financial institutions with which we do business, and we are subject to counterparty risk with respect to such institutions with whom we enter into hedging transactions. A sustained decline in the financial stability of financial institutions as a result of the disruption in the financial markets could negatively impact our treasury operations, including our ability to secure credit-worthy counterparties for our foreign currency hedging programs. Accordingly, our results of operations, including our reported net revenue, operating expenses and net income, and financial condition can be adversely affected by unfavorable foreign currency fluctuations, especially the Euro, British pound sterling and Canadian dollar. In particular, because we derive a substantial proportion of our revenues from sales in Europe, the uncertainty regarding the ability of certain European countries to continue to service their sovereign debt obligations and related European financial restructuring efforts may cause fluctuations in the value of the Euro that could adversely affect our revenue growth and profit margins on sales outside of the United States, and thus impact our operating results (expressed in US dollars) in future periods. Further, the continued sovereign debt crisis in Europe could lead to increased counterparty risk with respect to financial institutions and other business partners, who are particularly vulnerable to the instability in certain European markets.

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

The following table summarizes the number of shares repurchased during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
October 1-31, 2011	864,600	$22.38	864,600	$334
November 1-30, 2011	718,800	23.47	718,800	$317
December 1-31, 2011	237,362	20.90	237,362	$312

	1,820,762	22.62	1,820,762

Item 3.	Defaults Upon Senior Securities

None.

Item 6.	Exhibits

The exhibits listed in the accompanying index to exhibits on Page 76 are filed or incorporated by reference as part of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Eric F. Brown
DATED:	Eric F. Brown
February 6, 2012	Executive Vice President,
Chief Financial Officer

ELECTRONIC ARTS INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2011

EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date

10.1*	Offer Letter for Employment at Electronic Arts Inc. to Rajat Taneja, dated September 13, 2011				X

10.2*	Transfer Letter of Kristian Segerstrale, dated December 8, 2011				X

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS†	XBRL Instance Document.				X

101.SCH†	XBRL Taxonomy Extension Schema Document.				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	Management contract or compensatory plan or arrangement
†	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.