Form 10-K
period 2012-03-31
ELECTRONIC ARTS INC.
filed 2012-05-25
CIK 712515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐        No ☑

The aggregate market value of the registrant’s common stock, $0.01 par value, held by non-affiliates of the registrant as of September 30, 2011, the last business day of our second fiscal quarter, was $6,524 million.

As of May 22, 2012 there were 317,863,091 shares of the registrant’s common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ELECTRONIC ARTS INC.

2012 FORM 10-K ANNUAL REPORT

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

We develop, market, publish and distribute game software content and services that can be played by consumers on a variety of video game machines and electronic devices (which we call “platforms”), including:

•	Video game consoles, such as the Sony PLAYSTATION 3, Microsoft Xbox 360 and Nintendo Wii,

•	Personal computers, including the Apple Macintosh (we refer to personal computers and the Macintosh together as “PCs”),

•	Mobile devices, such as the Apple iPhone and Google Android compatible phones,

•	Tablets and electronic readers, such as the Apple iPad and the Amazon Kindle, and

•	The Internet, including social networking sites such as Facebook.

Our Strategy

Our business is rapidly transforming. Historically, we have derived most of our sales from disk-based videogame products that are sold through retailers (we call these “packaged goods” products). Now, however, the fastest growing part of our business is delivering games directly to consumers through online and wireless networks. For example:

•	Players can access online-delivered content and services as add-ons to our console and PC games;

•

Consumers can download our PC games (and those of other publishers) directly through our Origin online platform, as well as through third party online download stores and services, including through Sony’s PlayStation Network and Microsoft’s Xbox LIVE Marketplace;

•	We provide games for mobile devices and Internet-only games such as our social and Play4Free offerings that are available only through online and wireless delivery; and

•	We offer large-scale, massively multi-player online games and game services on a subscription basis.

At the same time, we have aggressively reduced the number of significant titles releases that we launch each year. In fiscal year 2009, we published over 60 packaged goods products, each of which was primarily a stand-alone game with few or no online features, and in each fiscal year since, we have launched fewer titles on consoles, while building additional online features, content and services around each one of our titles. This strategy has resulted in an increase in revenue per title and in our overall revenue, year-over-year on a non-GAAP basis. In fiscal year 2013, we plan to offer only 14 titles on video game consoles and PCs (each with additional online features, content and/or services) and we plan to offer more than 40 titles for social, mobile and Play4Free platforms to take advantage of the growth opportunities on those platforms.

Brands

Our strategy is to turn our core intellectual properties (which we call “brands”) into year-round businesses available on a range of platforms. We have created, licensed and acquired a strong portfolio of brands, which span a diverse range of categories, including action-adventure, casual, family, fantasy, first-person shooter, horror, science fiction, role-playing, racing, simulation, social, sports, and strategy. Our portfolio of brands includes wholly-owned brands such as Battlefield, Mass Effect, Need for Speed, The Sims, Bejeweled, and Plants v. Zombies. Our portfolio also includes brands based on licensed intellectual property including sports-based brands such as Madden NFL and FIFA, and titles based on other popular brands such as Star Wars: The Old Republic.

A cornerstone of our brand strategy is to publish products that can be iterated, or sequeled, and that can be integrated across multiple game-playing devices. For example, a new edition of our most popular sports product, FIFA Soccer, is released each year for consoles, PCs, mobile phones, tablets and Facebook. Other products, such as The Sims and Battlefield are sequeled on a less-frequent basis.

Platforms

Our ability to publish games across multiple platforms, through multiple distribution channels, and directly to consumers (online and wirelessly) has been, and will continue to be, another cornerstone of our business strategy. Technology advances continue to create new platforms and distribution opportunities for interactive entertainment and these technologies impact the way consumers play video games. We expect that new platforms will continue to grow the consumer base for our products while also providing competition for established video game platforms.

Further, we are investing significantly in our own distribution platform, which consumers are already using to purchase and play games directly from us. Through online portals such as Origin and Play4Free, we are acquiring consumers of our games and game services directly, and establishing on-going relationships with them. Through these relationships, we are engaging them in their favorite brands across a number of devices, allowing them to communicate with their friends, and inviting them to try our other game experiences. We have generated substantial growth in new business models and alternative revenue streams (such as subscription, micro-transactions, and advertising) based on the continued expansion of our online and wireless platforms.

Significant Business Developments in Fiscal Year 2012

Acquisition of PopCap Games, Inc. In August 2011, we acquired all of the outstanding shares of PopCap Games Inc. (“PopCap”), a leading developer of casual games for mobile devices, tablets, PCs, and social networking sites. This acquisition strengthens our position in casual and social gaming – two of the fastest growing segments of our sector with the addition of PopCap’s popular intellectual properties, which include Bejeweled, Plants v. Zombies, Zuma, Peggle, and Bookworm.

Digital Content Distribution and Services. Consumers are spending an ever-increasing portion of their money and time on interactive entertainment that is accessible online, or through mobile digital devices such as smart phones, or through social networks such as Facebook. We provide a variety of online-delivered products and services including through our Origin platform. Our packaged goods products are also available through direct online download through the Internet. We also offer online-delivered content and services that are add-ons or related to our packaged goods products such as additional game content or enhancements of multiplayer services. Further, we provide other games, content and services that are available only via electronic delivery, such as Internet-only games and game services, and games for mobile devices.

Advances in mobile technology have resulted in a variety of new and evolving devices that are being used to play games by an ever-broadening base of consumers. We have responded to these advances in technology and consumer acceptance of digital distribution by offering different sales models, such as subscription services, online downloads for a one-time fee, micro-transactions and advertising-supported free-to-play games and game sites. In addition, we offer our consumers the ability to play a game across platforms on multiple devices. On a non-GAAP basis, our digital revenue has grown significantly from fiscal year 2009 to fiscal year 2012 and the average revenue of our ten best-selling brands has continued to increase each year during this same period. Our profitability has also increased as digital revenue becomes a greater portion of our business, reflecting the lower cost of digital revenue.

Growth of Casual and Social Games. The popularity of wireless and other emerging gaming platforms such as smart phones, tablets and social networking sites, such as Facebook, has led to the growth of casual and social gaming. Casual and social games are characterized by their mass appeal, simple controls, flexible monetization including free-to-play and micro-transaction business models, and fun and approachable gameplay. These games appeal to a larger consumer demographic of younger and older players and more female players than video games played on console devices. These areas are among the fastest growing segments of our sector and we have responded to this opportunity by developing casual and social games based on our established intellectual properties such as The Sims, FIFA, and Battlefield, and with our acquisition of PopCap. We expect sales of social and casual games for wireless and other emerging platforms to continue to be an important part of our business.

Global Operations

We were initially incorporated in California in 1982. In September 1991, we were reincorporated under the laws of Delaware. Our principal executive offices are located at 209 Redwood Shores Parkway, Redwood City, California 94065 and our telephone number is (650) 628-1500.

We operate development studios (which develop products and perform other related functions) in North America, Europe, Asia and Australia. We also engage third parties to assist with the development of our games at their own development and production studios. Internationally, we conduct business through our international headquarters in Switzerland and have wholly-owned subsidiaries throughout the world, including offices in Europe, Australia, Asia and Latin America.

Our North America net revenue, which was primarily generated in the United States, was $1,991 million in fiscal year 2012, as compared to $1,836 million in fiscal year 2011 and $2,025 million in fiscal year 2010. International net revenue (revenue derived from countries other than Canada and the United States) increased by 23 percent to $2,152 million, or 52 percent of total net revenue in fiscal year 2012, as compared to $1,753 million, or 49 percent of total net revenue in fiscal year 2011 and as compared to $1,629 million, or 45 percent of total net revenue in fiscal year 2010. The amounts of net revenue and long-lived assets attributable to each of our geographic regions for each of the last three fiscal years are set forth in Note 18 of the Notes to Consolidated Financial Statements, included in Item 8 of this report.

In fiscal year 2012, revenue from sales of FIFA 12 and Battlefield 3 represented approximately 13 percent and 11 percent, respectively of our total net revenue. In fiscal year 2011, revenue from sales of FIFA 11 represented approximately 11 percent of our total net revenue. In fiscal years 2010, no title accounted for 10 percent or more of our total net revenue.

For the fiscal years ended March 31, 2012, 2011 and 2010, research and development expenses were $1,212 million, $1,153 million and $1,229 million, respectively.

Our Operating Structure

Our studios and development teams are organized around our Label structure. Each Label operates globally with dedicated game development and marketing teams. These Labels are supported by our Global Publishing Organization that is responsible for the distribution, sales, and marketing of our products, including strategic planning, operations, and manufacturing functions. In addition, our EA Digital division works with our studios and Global Publishing on digital marketing, customer acquisition and the cross promotion of products and services.

EA Games

EA Games is home to the largest number of our studios and development teams, which together create an expansive and diverse portfolio of games and related content and services marketed under the EA brand in categories such as action-adventure, role playing, racing and first-person shooter games. The EA Games portfolio is comprised primarily of wholly-owned intellectual properties and includes several established franchises such as Battlefield, Dead Space, Medal of Honor and Need for Speed. EA Games titles are developed primarily at the following EA studios: Criterion, DICE, EA Los Angeles, Visceral, and EA Montreal.

EA Games also contracts with external game developers, to provide these developers with a variety of services including development assistance, publishing, and distribution of their games.

EA SPORTS

EA SPORTS develops a collection of sports-based video games and related content and services marketed under the EA SPORTS brand. EA SPORTS games range from simulated sports titles with realistic graphics based on real-world sports leagues, players, events and venues to more casual games with arcade-style gameplay and graphics. We seek to release new iterations of many of our EA SPORTS titles annually in connection with the commencement of a sports league’s season or a major sporting event when appropriate. Our EA SPORTS franchises include FIFA, Fight Night, Madden NFL, NCAA Football, NHL Hockey, and Tiger Woods PGA Tour. EA SPORTS games are developed primarily at our EA Canada studio in Burnaby, British Columbia, and our EA Tiburon studio located in Orlando, Florida.

BioWare

BioWare develops role-playing games, focused on rich stories, unforgettable characters and vast worlds to discover. BioWare’s portfolio includes the MMO role-playing game Star Wars: The Old Republic and the Mass Effect and Dragon Age franchises. BioWare operates in Texas, California, Canada, and Ireland.

Maxis

Maxis (formerly EA Play) is focused on creating compelling games and related content and services for a mass audience. Maxis games are intended to be easily accessible for people of all ages, and to inspire fun and creativity. Maxis products include wholly-owned franchises such as The Sims, SimCity, MySims, and Spore. In fiscal 2012, we released titles in The Sims 3 franchise, and together with Playfish, The Sims Social game on Facebook. Maxis oversees internal studios and development teams located in California, Utah, Beijing, China and Guildford, England, and works with third-party developers.

PopCap

PopCap develops easy-to-learn games that everyone can enjoy. PopCap games, including hits such as Bejeweled, Plants vs. Zombies, Zuma, Peggle, and Bookworm, are characterized by their mass appeal, flexible monetization, and fun and approachable gameplay. PopCap games are developed primarily in Seattle, Washington.

Social/Mobile Studios

Our Social/Mobile studios are focused on developing interactive games for play on mobile devices and Internet platforms, including social networking sites such as Facebook.

EA Mobile. Through EA Mobile, we are a leading global publisher of games for mobile devices. Our customers purchase and download our games through a mobile carrier’s branded e-commerce service and mobile application storefronts accessed directly from their mobile devices. EA Mobile develops games for mobile devices at studios located in the United States, Canada, Romania, Australia, India,

and Korea. Our focus is on producing high-quality, branded titles across a multitude of carriers, geographies, and mobile devices and tablets, including the Apple iPhone and iPad, and Google Android compatible phones.

Playfish. Through Playfish, we offer free-to-play social games including The Sims Social, Pet Society, EA Sports FIFA Superstars and Madden NFL Superstars that can be played on platforms such as Facebook, Google, iPhone and Android. Playfish generates revenue through sales of digital content and Internet-based advertising.

Pogo. Through our Pogo online service, we offer casual games such as card, puzzle and word games on www.pogo.com, as well as on Facebook and other platforms. In addition to paid subscriptions, Pogo also generates revenue through Internet-based advertising and sales of digital content.

In addition, we have a licensing agreement with Hasbro, which provides us with the exclusive rights to create digital games for all major platforms based on most of Hasbro’s toy and game intellectual properties, including MONOPOLY, SCRABBLE (for United States and Canada), YAHTZEE (excluding the Nordic countries), NERF, and LITTLEST PET SHOP. Hasbro games are developed by our EA Mobile, Pogo and Social studios.

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

Competition in Games for Console Devices

We compete directly with Sony, Microsoft and Nintendo, each of which develop and publish software for their respective console platforms. We also compete with numerous companies which, like us, develop and publish video games that operate on these consoles and on PCs and handheld game players. These competitors include Activision Blizzard, Take-Two Interactive, THQ, and Ubisoft. Diversified media companies such as Disney are also involved in software game publishing.

Competition in Games for Mobile Devices

The marketplace for mobile games is characterized by frequent product introductions, rapidly emerging new mobile platforms, new technologies, and new mobile application storefronts. As the penetration of mobile devices that feature fully-functional browsers and additional gaming capabilities continues to deepen, the demand for applications continues to increase and there are more mobile application storefronts through which developers can offer products. Mobile game applications are currently being offered by a wide range of competitors, including Capcom Mobile, DeNA, Gameloft, Glu Mobile, Gree, Rovio, and Zynga, and hundreds of smaller companies. We expect new competitors to enter the market and existing competitors to allocate more resources to develop and market competing applications. As a result, we expect competition in the mobile entertainment market to intensify.

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

Our competitors in the online games market include major media companies, traditional video game publishing companies, and companies that specialize in online games including social networking game companies. In the

MMO game business, our primary competitor is Activision Blizzard. Competing providers of other kinds of online games include Big Fish, Nexon, Tencent and Zynga and other providers of games on social networking platforms such as Facebook.

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

We develop products and services from wholly-owned intellectual properties we create within our own studios and obtain through acquisitions. In addition, we obtain content and intellectual property through licenses and service agreements such as those with sports leagues and players’ associations, movie studios and performing talent, authors and literary publishers, music labels, music publishers and musicians. These agreements typically limit our use of the licensed rights in products for specific time periods. In addition, our products that play on game consoles and mobile devices, or other proprietary platforms may include technology that is owned by the device manufacturer or platform operator and licensed non-exclusively to us for use. We also license technology from other providers. While we may have renewal rights for some licenses, our business and the justification for the development of many of our products is dependent on our ability to continue to obtain the intellectual property rights from the owners of these rights on reasonable terms.

We actively engage in enforcement and other activities to protect our intellectual property. We typically own the copyright to our software code and content, as well as the brand or title name trademark under which our products are marketed. We register copyrights and trademarks in the United States and other countries as appropriate.

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

Significant Relationships

Channel Partners

Sony. Under the terms of agreements we have entered into with Sony Computer Entertainment Inc. and its affiliates, we are authorized to develop and distribute disk-based software products and online content compatible with the PlayStation 3. Pursuant to these agreements, we engage Sony to supply disks for our products.

Microsoft. Under the terms of agreements we have entered into with Microsoft Corporation and its affiliates, we are authorized to develop and distribute DVD-based software products and online content compatible with the Xbox 360.

Nintendo. Under the terms of agreements we have entered into with Nintendo Co., Ltd. and its affiliates, we are authorized to develop and distribute proprietary optical format disk products and online content compatible with the Wii. Pursuant to these agreements, we engage Nintendo to supply Wii proprietary optical format disk products for our products.

Under the agreements with each of Sony, Microsoft and Nintendo, we are provided with the non-exclusive right to use, for a fixed term and in a designated territory, technology that is owned by the console manufacturer in order to publish our games on such platform. Our transactions are made pursuant to individual purchase orders, which are accepted on a case-by case basis by Sony, Microsoft or Nintendo, as the case may be, and there are no minimum purchase requirements under the agreements. Many key commercial terms of our relationships with Sony, Microsoft and Nintendo – such as manufacturing terms, delivery times and approval conditions – are determined unilaterally, and are subject to change by the console manufacturers. We pay the console manufacturers a per-unit royalty for each unit manufactured and the console manufacturers pay us either a wholesale price or a percentage royalty on the revenue they derive from the distribution of our online content or services.

The platform license agreements also require us to indemnify the manufacturers with respect to all loss, liability and expense resulting from any claim against the manufacturer regarding our games and services, including any claims for patent, copyright or trademark infringement brought against the manufacturer. Each platform license may be terminated by the manufacturer if a breach or default by us is not cured after we receive written notice from the manufacturer, or if we become insolvent. The manufacturers are not obligated to enter into platform license agreements with us for any future consoles, products or services.

Apple, Google and Other Mobile Carriers. We have agreements to distribute our mobile applications through distribution partners worldwide, including Apple and Google. Consumers download our applications on their mobile devices and if the application is not a “free-to-download” application, the distributor invoices them either a one-time or subscription fee. Our distribution agreements establish the fees to be retained by the distributor for distributing our applications. These arrangements are typically terminable on short notice. The agreements generally do not obligate the distributors to market or distribute any of our applications.

Facebook. We have an agreement with Facebook that revises certain of Facebook’s standard terms and conditions as applied to our use of the Facebook platform; the changes to the Facebook standard terms include the use and collection of data, operation of our game applications, including payments and promotions, as well as other provisions dealing with the rights and obligations of Facebook and us. This agreement also requires the use of Facebook Credits as the payment method for our games on the Facebook platform; for each purchase of Facebook Credits in any of our games on the Facebook platform, we share 30 percent of the revenue. The agreement with Facebook expires in October 2015.

Retailers

As our business becomes increasingly digital, our products and services are purchased over the Internet through Origin, our direct-to-consumer platform, or through digital downloads from third party retailers or through mobile application storefronts.

In North America and Europe, our largest markets, we sell packaged goods products to retailers, including mass market retailers (such as Wal-Mart), electronics specialty stores (such as Best Buy) or game software specialty stores (such as GameStop).

Our direct sales to GameStop Corp. represented approximately 15 percent, 16 percent and 16 percent of total net revenue in fiscal years 2012, 2011 and 2010, respectively. Our direct sales to Wal-Mart Stores, Inc. represented approximately 10 percent and 12 percent of total net revenue in fiscal years 2011 and 2010, respectively. Our direct sales to Wal-Mart Stores, Inc. did not exceed 10 percent of net revenue for the fiscal year ended March 31, 2012. We sell our products to GameStop Corp. and Wal-Mart Stores, Inc. pursuant to numerous and frequent individual purchase orders, which contain delivery and pricing terms. There are no minimum sales or purchase commitments between us and either GameStop or Wal-Mart.

Content Licensors

Many of our products are based on or incorporate content and trademarks owned by others. For example, our products include rights licensed from third parties, including major movie studios, publishers, artists, authors, celebrities, traditional game and toy companies, athletes and the major sports leagues and players’ associations.

Seasonality

Our business is highly seasonal with the highest levels of consumer demand and a significant percentage of our sales occurring in the holiday season quarter ending in December and a seasonal low in sales volume in the quarter ending in June. While our sales generally follow this seasonal trend, there can be no assurance that this trend will continue. In addition, we defer the recognition of a significant amount of net revenue related to our online-enabled packaged goods and digital content over an extended period of time. As a result, the quarter in which we generate the highest sales volume may be different than the quarter in which we recognize the highest amount of net revenue. Our results can also vary based on a number of factors, including title release dates, cancellation or delay of a key event or sports season to which our product release schedule is tied, consumer demand for our products, shipment schedules and our revenue recognition policies.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. In addition, laws and regulations relating to user privacy, data collection and retention, content, advertising and information security have been adopted or are being considered for adoption by many countries throughout the world.

Employees

As of March 31, 2012, we had approximately 9,200 regular, full-time employees, over 5,300 of whom were outside the United States. We believe that our ability to attract and retain qualified employees is a critical factor in the successful development of our products and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. Approximately 4 percent of our employees, all of whom work for DICE, our Swedish development studio, are represented by a union.

Executive Officers

The following table sets forth information regarding our executive officers as of May 25, 2012:

Name	Age	Position
John S. Riccitiello	52	Chief Executive Officer
Kenneth A. Barker	45	Interim Chief Financial Officer and Senior Vice President, Chief Accounting Officer
Frank D. Gibeau	43	President, EA Labels
Peter R. Moore	57	Chief Operating Officer
Rajat Taneja	47	Chief Technology Officer
Patrick Söderlund	38	Executive Vice President, EA Games Label
Andrew Wilson	37	Executive Vice President, EA SPORTS
Kristian Segerstråle	34	Executive Vice President, Digital
Nancy Smith	59	Executive Vice President, Global Publishing
Joel Linzner	60	Executive Vice President, Business and Legal Affairs
Gabrielle Toledano	45	Executive Vice President and Chief Talent Officer
Stephen G. Bené	48	Senior Vice President, General Counsel and Corporate Secretary

Mr. Riccitiello has served as Chief Executive Officer and a Director of Electronic Arts since April 2007. Prior to re-joining Electronic Arts, he was a co-founder and Managing Partner at Elevation Partners, a private equity fund. From October 1997 to April 2004, he served as President and Chief Operating Officer of Electronic Arts. Prior to joining Electronic Arts, Mr. Riccitiello served as President and Chief Executive Officer of the worldwide bakery division at Sara Lee Corporation. Before joining Sara Lee, he served as President and Chief Executive Officer of Wilson Sporting Goods Co. and has also held executive management positions at Haagen-Dazs, PepsiCo, Inc. and The Clorox Company. He serves on the Board of Directors of the University of California Berkeley Haas School of Business and on the Board of Councilors of the University of Southern California School of Cinematic Arts. Mr. Riccitiello holds a B.S. degree from the University of California, Berkeley.

Mr. Barker has served as Interim Chief Financial Officer from February 2012 and as Senior Vice President, Chief Accounting Officer since April 2006. From June 2003 to April 2006, Mr. Barker held the position of Vice President, Chief Accounting Officer. Prior to joining Electronic Arts, Mr. Barker was employed at Sun Microsystems, Inc., as Vice President and Corporate Controller from October 2002 to June 2003 and Assistant Corporate Controller from April 2000 to September 2002. Prior to that, he was an audit partner at Deloitte & Touche. Mr. Barker graduated from the University of Notre Dame with a B.A. degree in Accounting.

Mr. Gibeau was named President, EA Labels in August 2011. Prior to that time, he served as President, EA Games Label from June 2007. From September 2005 until June 2007, he was Executive Vice President, General Manager, North America Publishing. Mr. Gibeau has held various positions since joining the company in 1991. Mr. Gibeau holds a B.S. degree from the University of Southern California and an M.B.A. from Santa Clara University.

Mr. Moore was named President, Chief Operating Officer in August 2011. Prior to that time, he served as President, EA SPORTS, from September 2007. From January 2003 until he joined Electronic Arts, Mr. Moore was with Microsoft where he served as head of Xbox marketing and was later named as Corporate Vice President, Interactive Entertainment Business, Entertainment and Devices Division, a position in which he led both the Xbox and Games for Windows businesses. Mr. Moore holds a bachelor’s degree from Keele University, United Kingdom, and a Master’s degree from California State University, Long Beach.

Mr. Taneja has served as Chief Technology Officer since October 2011. Prior to joining Electronic Arts, Mr. Taneja spent 15 years with Microsoft Corporation where he most recently served as Vice President, Commerce Division in 2011 and General Manager and Corporate Vice President, Online Services Division from 2007 to 2011. Mr. Taneja earned his M.B.A. from Washington State University and his Electrical Engineering degree from Jadavpur University.

Mr. Söderlund was named Executive Vice President, EA Games Label in August 2011. From December 2010 to July 2011 he served as Executive Vice President, Group General Manager – FPS/Driving. Prior to that Mr. Söderlund held the position of Senior Vice President, EA Games Europe from September 2007 to December 2010 and the Chief Executive Officer of DICE until September 2007. Mr. Söderlund joined DICE in 2000. The studio was sold to Electronic Arts in October 2006.

Mr. Wilson was named Executive Vice President, EA SPORTS in August 2011. From March 2010 to August 2011, he served as Senior Vice President, EA SPORTS. Prior to that, Mr. Wilson held the position of Senior Vice President Global Online from September 2009 to March 2010 and Vice President, EA SPORTS from June 2008 to September 2009. Mr. Wilson has held various positions within the company since joining the Electronic Arts in May 2000.

Mr. Segerstråle has served as Executive Vice President, Digital since January 2012. Prior to his current role, Mr. Segerstråle was Co-founder and Chief Executive Officer of Playfish Limited from 2007 until November 2009 when the company was acquired by Electronic Arts. Thereafter, Mr. Segerstråle took the role of General Manager of Electronic Arts’ Playfish business unit. Mr. Segerstråle served on the board of LOVEFiLM, a leading European digital film subscription service until its acquisition by Amazon in 2011. Mr. Segerstråle holds a B.A. degree in Economics from Cambridge University and a M.A. degree in Economics from The London School of Economics.

Ms. Smith was named Executive Vice President, Global Publishing in February 2010. From November 2008 until February 2010, Ms. Smith served Electronic Arts in a variety of capacities. From September 2005 until November 2008, she led The Sims Label, first as Executive Vice President and General Manager of The Sims Franchise, and then as President of The Sims Label. Ms. Smith has held various positions since joining the company in 1984. Ms. Smith holds a B.S. degree in management and organizational behavior from the University of San Francisco.

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

Ms. Toledano was named Executive Vice President and Chief Talent Officer in October 2011. From April 2007 until October 2011, Ms. Toledano served as Executive Vice President, Human Resources and Facilities. From February 2006 until March 2007, Ms. Toledano held the position of Senior Vice President, Human Resources and Facilities. Ms. Toledano serves on the Board of Directors of the Society for Human Resource Management and Big City Mountaineers. Ms. Toledano earned both her undergraduate degree in Humanities and her graduate degree in Education from Stanford University.

Mr. Bené has served as Senior Vice President, General Counsel and Corporate Secretary since October 2004. Mr. Bené joined EA in March 1995. Mr. Bené earned his J.D. from Stanford Law School, and received his B.S. in Mechanical Engineering from Rice University. Mr. Bené is a member of the Bar of the State of California.

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

Competition in our industry is intense and we expect new competitors to continue to emerge throughout the world. Our competitors range from large established companies to emerging start-ups. In our industry, though many new products and services are regularly introduced, only a relatively small number of “hit” titles accounts for a significant portion of total revenue for the industry. We have significantly reduced the number of games that we develop, publish and distribute: in fiscal year 2011, we published 36 primary packaged goods titles, and in fiscal year 2012, we published 22 primary packaged goods titles, including our MMO role-playing game Star Wars: The Old Republic. In fiscal year 2013, we expect to release 14 primary packaged goods titles and plan to build additional online features, content and services around each of these titles. Publishing fewer titles means that we concentrate more of our development spending on each title, and driving “hit” titles often requires large marketing budgets and media spend. The underperformance of a title may have a large adverse impact on our financial results. Also, hit products or services offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products and services to fall below expectations.

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

We are actively seeking to monetize game properties through a variety of new platforms and business models, including online distribution of full games and additional content, free-to-play games supported by advertising and/or micro-transactions on social networking services and subscription services such as our MMO role-playing game Star Wars: The Old Republic. Forecasting our revenues and profitability for these new business models is inherently uncertain and volatile. Our actual revenues and profits for these businesses may be significantly greater or less than our forecasts. Additionally, these new business models could fail for one or more of our titles, resulting in the loss of our investment in the development and infrastructure needed to support these new business models, and the opportunity cost of diverting management and financial resources away from more successful businesses.

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

If we release defective products or services, our operating results could suffer.

Products and services such as ours are extremely complex software programs, and are difficult to develop and distribute. We have quality controls in place to detect defects in our products and services before they are released. Nonetheless, these quality controls are subject to human error, overriding, and reasonable resource constraints. Therefore, these quality controls and preventative measures may not be effective in detecting defects in our products and services before they have been released into the marketplace. In such an event, we could be required to or may find it necessary to voluntarily recall a product or suspend the availability of the product or service, which could significantly harm our business and operating results.

We may experience outages and disruptions of our online services if we fail to maintain adequate operational services, security and supporting infrastructure.

As we increase our online products and services, most recently with the launch of our online commerce and content delivery system Origin, and the launch of Star Wars: The Old Republic, we expect to continue to invest in technology services, hardware and software - including data centers, network services, storage and database technologies - to support existing services and to introduce new products and services including websites, ecommerce capabilities, online game communities and online game play services. Launching high profile games and services, and creating the appropriate support for online business initiatives is expensive and complex, and our execution could result in inefficiencies or operational failures, and increased vulnerability to cyber attacks, which, in turn, could diminish the quality of our products, services, and user experience. Cyber attacks could include denial-of-service attacks impacting service availability and reliability; the exploitation of software vulnerabilities in Internet facing applications; social engineering of system administrators (tricking company employees into releasing control of their systems to a hacker); the introduction of malware into our systems with a view to steal confidential or proprietary data; or attempts to hijack consumer account information. Cyber attacks of increasing sophistication may be difficult to detect and could result in the theft of our intellectual property and consumer data, including personally identifiable information. Operational failures or successful cyber attacks could result in damage to our reputation and loss of current and potential users, subscribers, advertisers, and other business partners which could harm our business. In addition, we could be adversely impacted by outages and disruptions in the online platforms of our key business partners, who offer our products and services.

Our business could be adversely affected if our consumer protection and data privacy practices are not seen as adequate or there are breaches of our security measures or unintended disclosures of our consumer data.

There are several inherent risks to engaging in business online and directly with end consumers of our products and services. As we conduct more transactions online directly with consumers, we may be the victim of fraudulent transactions, including credit card fraud, which presents a risk to our revenues and potentially disrupts service to our consumers. In addition, we are collecting and storing more consumer information, including personal information and credit card information. We take measures to protect our consumer data from unauthorized access or disclosure. It is possible that our security controls over consumer data may not prevent the improper access or disclosure of personally identifiable information. A security breach that leads to disclosure of consumer account information (including personally identifiable information) could harm our reputation, compel us to comply with disparate breach notification laws in various jurisdictions and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. A resulting perception that our products or services do not adequately protect the privacy of personal information could result in a loss of current or potential consumers and business partners for our online offerings that require the collection of consumer data. Our key business partners also face these same risks and any security breaches of their system could adversely impact our ability to offer our products and services through their platforms, resulting in a loss of meaningful revenues. In addition, the rate of privacy law-making is accelerating globally and interpretation and application of consumer protection and data privacy laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. As business practices are being challenged by regulators, private litigants, and consumer protection agencies around the world, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data and/or consumer protection practices. If so, this could result in increased litigation, government or court imposed fines, judgments or orders requiring that we change our practices, which could have an adverse effect on our business and reputation. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Our business is subject to increasing regulation and the adoption of proposed legislation we oppose could negatively impact our business.

Legislation is continually being introduced in the United States and other countries to mandate rating requirements or set other restrictions on the advertisement or distribution of entertainment software based on content. In the United States, most courts, including the United States Supreme Court, that have ruled on such legislation have ruled in a manner favorable to the interactive entertainment industry. Some foreign countries have adopted ratings regulations and certain countries allow government censorship of entertainment software products. Adoption of government ratings system or restrictions on distribution of entertainment software based on content could harm our business by limiting the products we are able to offer to our customers and compliance with new and possibly inconsistent regulations for different territories could be costly or delay the release of our products.

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

During the fiscal year ended March 31, 2012, approximately 60 percent of our North America sales were made to our top ten customers. In Europe, our top ten customers accounted for approximately 40 percent of our sales in that territory during the fiscal year ended March 31, 2012. Worldwide, we had direct sales to one customer, GameStop Corp., which represented approximately 15 percent of total net revenue for the fiscal year ended March 31, 2012. Though our products are available to consumers through a variety of retailers and directly through us, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

Our business is dependent on the success and availability of video game hardware systems manufactured by third parties, as well as our ability to develop commercially successful products and services for these systems.

Our products and services are played on video game hardware systems (which we also refer to as “platforms”) manufactured by third parties, such as Sony’s PLAYSTATION 3, Microsoft’s Xbox 360 and Nintendo’s Wii. The success of our business is driven in part by the commercial success and adequate supply of these video game hardware systems, our ability to accurately predict which systems will be successful in the marketplace, and our ability to develop commercially successful products and services for these systems. We must make product development decisions and commit significant resources well in advance of anticipated product ship dates. A platform for which we are developing products and services may not succeed or may have a shorter life cycle than anticipated. If consumer demand for the systems for which we are developing products and services is lower than our expectations, our revenue will suffer, we may be unable to fully recover the investments we have made in developing our products and services, and our financial performance will be harmed. Alternatively, a system for which we have not devoted significant resources could be more successful than we had initially anticipated, causing us to miss out on meaningful revenue opportunities.

Our industry is cyclical, driven by the periodic introduction of new video game hardware systems. As we transition to new console platforms, our operating results may be more volatile.

Video game hardware systems have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. The current cycle began with Microsoft’s launch of the Xbox 360 in 2005, and continued in 2006 when Sony and Nintendo launched the PLAYSTATION 3 and the Wii, respectively. We have seen a decline in the market for video game systems overall driven by reduced demand for standard definition systems. This decline in sales of video game systems has caused a corresponding decline in the sales of packaged goods video game software.

We anticipate the transition to new console platforms in the next few years. During this transition, we will incur costs to develop and market products and services for current-generation video game platforms, as well as developing products and services for next-generation platforms. For fiscal year 2013, we plan to invest $80 million toward next-generation platforms. The hardware manufacturers are not required to enter into agreements with us for next-generation video game platforms and may choose to impose more restrictive terms or adopt very different business models and fee structures for the next-generation platforms. As a result, our operating results during this transitional period may be more volatile and difficult to predict.

The video game hardware manufacturers are among our chief competitors and frequently control the manufacturing of and/or access to our video game products and services. If they do not approve our products and services, we will not be able to make the products and services available to our customers.

Our agreements with hardware licensors (such as Sony for the PLAYSTATION 3, Microsoft for the Xbox 360, and Nintendo for the Wii) typically give significant control to the hardware licensor over the approval, manufacturing and distribution of our products and services, which could, in certain circumstances, leave us unable to get our products and services approved, manufactured and provided to customers. For our digital products and services delivered direct to the consumers via Sony’s PlayStation Network and Microsoft’s Xbox LIVE Marketplace, the hardware licensor controls the distribution of these titles. These hardware licensors are also among our chief competitors. Generally, control of the approval and manufacturing process by the hardware licensors increases both our manufacturing lead times and costs as compared to those we can achieve independently. While we believe that our relationships with our hardware licensors are currently good, the potential for these licensors to delay or refuse to approve our products and services exists. Such occurrences would harm our business and our financial performance.

We also require technical and operational support and the consent of Sony, Microsoft and Nintendo in order to include online capabilities in our products and services for their respective platforms and to digitally distribute our products and services through their proprietary networks. As online capabilities for video game systems become more significant, Sony, Microsoft and Nintendo could restrict the manner in which we provide online capabilities for our products and services and demand more restrictive terms for the next-generation console platforms. They may also restrict the number of products and services that we may distribute digitally on their networks. If Sony, Microsoft or Nintendo refuse to approve our products and services with online capabilities, restrict our digital offerings on their proprietary networks, or significantly impact the financial terms on which these services are offered to our customers, our business could be harmed.

The video game hardware manufacturers set the royalty rates and other fees that we must pay to provide games for their platforms, and therefore have significant influence on our costs. If one or more of these manufacturers change their fee structure, our profitability will be materially impacted.

In order to provide products and service for a video game system such as the Xbox 360, PLAYSTATION 3 or Wii, we must take a license from Microsoft, Sony and Nintendo, respectively, which give these companies the opportunity to set the fee structure that we must pay in order to provide games for that platform. Similarly, these companies have retained the flexibility to change their fee structures, or adopt different fee structures for online purchases of games, online gameplay and other new features for their consoles. The control that hardware manufacturers have over the fee structures for their platforms and online access could adversely impact our costs, profitability and margins. Because providing products for video game systems is the largest portion of our business, any increase in fee structures would significantly harm our ability to generate profits.

Acquisitions, investments and other strategic transactions could result in operating difficulties, dilution to our investors and other negative consequences.

We expect to continue making acquisitions or entering into other strategic transactions including (1) acquisitions of companies, businesses, intellectual properties, and other assets, (2) minority investments in strategic partners, and (3) investments in new interactive entertainment businesses (e.g., online and mobile publishing platforms) as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment, that we acquire unknown liabilities, or that we experience difficulty in the integration of business systems and technologies, the integration and retention of new employees, or in the maintenance of key business and customer relationships of the businesses we acquire, or diversion of management’s attention from our other businesses. These events could harm our operating results or financial condition.

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

While legal protections exist to combat piracy and other forms of unauthorized copying, preventing and curbing infringement through enforcement of our intellectual property rights may be difficult, costly and time consuming, particularly in countries where laws are less protective of intellectual property rights. Further, the scope of the legal protection of copyright and prohibitions against the circumvention of technological protection measures to protect copyrighted works are often under scrutiny by courts and governing bodies. The repeal or weakening of laws intended to combat piracy, protect intellectual property and prohibit the circumvention of technological protection measures could make it more difficult for us to adequately protect against piracy. These factors could have a negative effect on our growth and profitability in the future.

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

International sales are a fundamental part of our business. For the fiscal year ended March 31, 2012, international net revenue comprised 52 percent of our total net revenue. We expect international sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. In addition, our foreign investments and our cash and cash equivalents denominated in foreign currencies are subject to currency fluctuations. We use foreign currency forward contracts to mitigate some foreign currency risk associated with foreign currency denominated monetary assets and liabilities (primarily certain intercompany receivables and payables) to a limited extent and foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries). However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. In the past, the disruption in the global financial markets has impacted many of the financial institutions with which we do business, and we are subject to counterparty risk with respect to such institutions with whom we enter into hedging transactions. A sustained decline in the financial stability of financial institutions as a result of the disruption in the financial markets could negatively impact our treasury operations, including our ability to secure credit-worthy counterparties for our foreign currency hedging programs. Accordingly, our results of operations, including our reported net revenue, operating expenses and net income, and financial condition can be adversely affected by unfavorable foreign currency fluctuations, especially the Euro, British pound sterling and Canadian dollar. In particular, because we derive a substantial proportion of our revenues from sales in Europe, the uncertainty regarding the ability of certain European countries to continue to service their sovereign debt obligations and related European financial restructuring efforts may cause fluctuations in the value of the Euro that could adversely affect our revenue growth and profit margins on sales outside of the United States, and thus impact our operating results (expressed in US dollars) in future periods. Further, the continued sovereign debt crisis in Europe could lead to increased counterparty risk with respect to financial institutions and other business partners, who are particularly vulnerable to the instability in certain European markets.

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

Our debt service obligations may adversely affect our cash flow.

While our 0.75% Convertible Senior Notes due 2016 (the “Notes”) are outstanding, we will have debt service obligations on the Notes of approximately $5 million per year. We intend to fulfill our debt service obligations from cash generated by our operations and from our existing cash and investments. We may enter into other financial instruments in the future.

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

The hedge transactions and warrant transactions entered into in connection with the Notes may affect the value of the Notes and our common stock.

In connection with the offering of the Notes, we entered into privately-negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties (“Options Counterparties”) to reduce the potential dilution with respect to our common stock upon conversion of the Notes. The Convertible Note Hedge covers, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, the number of shares of common stock underlying the Notes. We also entered into separate, privately-negotiated warrant transactions with the certain counterparties whereby we sold to independent third parties warrants (the “Warrants”) with the Option Counterparties relating to the same number of shares of our common stock, subject to customary anti-dilution adjustments.

In connection with establishing their hedge position with respect to the Convertible Note Hedge and the Warrants, the Option Counterparties and/or their affiliates:

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

In addition, the Option Counterparties are financial institutions, and we will be subject to the risk that one or more of the Option Counterparties might default under the Convertible Note Hedge. Our exposure to the credit risk of the Option Counterparties will not be secured by any collateral. If any of the Option Counterparties becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under the Convertible Note Hedge with such option counterparty. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock.

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

We are also required to estimate what our tax obligations will be in the future. Although we believe our tax estimates are reasonable, the estimation process and applicable laws are inherently uncertain, and our estimates are not binding on tax authorities. The tax laws’ treatment of software and Internet-based transactions is particularly uncertain and in some cases currently applicable tax laws are ill-suited to address these kinds of transactions. Apart from an adverse resolution of these uncertainties, our effective tax rate also could be adversely affected by our profit levels, by changes in our business or changes in our structure resulting from the reorganization of our business and operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in applicable tax laws (in the United States or foreign jurisdictions), or changes in the valuation allowance for deferred tax assets, as well as other factors. Beginning in fiscal year 2009, we recorded a valuation allowance against most of our U.S. deferred tax assets. We expect to provide a valuation allowance on future U.S. tax benefits until we can sustain a level of profitability or until other significant positive evidence arises that suggest that these benefits are more likely than not to be realized. Further, our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should our ultimate tax liability exceed our estimates, our income tax provision and net income or loss could be materially affected.

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

Our reported financial results are impacted by the accounting standards promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. For example, as we have recently issued Notes which we account for under ASC 470-20, Debt with Conversion and Other Options, we are required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. Consequently, we report lower net income in our financial results because ASC 470-20 requires interest expense to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes. Furthermore, we cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method, with respect to the calculation of diluted earnings per share when considering our Notes that may be settled entirely or partly in cash. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

In addition, accounting standards affecting software revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. We recognize all of the revenue from bundled sales (i.e., packaged goods video games that include updates on a when-and-if-available basis and an online service component) on a deferred basis over an estimated online service period, which we generally estimate to be six months beginning in the month after delivery. As we increase our downloadable content and add new features to our online service, our estimate of the online service period may change and we could be required to recognize revenue over a longer period of time.

As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue and taxes, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

We are implementing a new integrated financial information system to be used throughout our worldwide organization. If this implementation is not completed in a successful and timely manner or if the new system fails to perform as expected, our ability to accurately process, prepare and analyze important financial data could be impeded and our business operations may be disrupted.

As part of our effort to improve efficiencies throughout our worldwide organization, we are implementing a new integrated financial information system. This implementation is expected to be completed by the first quarter of the fiscal year 2013. This system will integrate our order management, product shipment, cash management and financial accounting processes, among others. The successful conversion from our current multiple financial information systems to this new integrated financial information system entails a number of risks due to the complexity of the conversion and implementation process. Such risks include verifying the accuracy of the business data and information prior to conversion, the actual conversion of that data and information to the new system and then using that business data and information in the new system after the conversion. While testing these new systems and processes and training of employees are done in advance of implementation, there are inherent limitations in our ability to simulate a full-scale operating environment in advance of implementation. There can be no assurance that the conversion to, and the implementation of, the new financial information system will not impede our ability to accurately and timely process, prepare and analyze the financial data we use in making operating decisions and which form the basis of the financial information we include in the periodic reports we file with the SEC. In addition, a number of important operational functions, including receiving product orders, product shipments and inventory maintenance, among others, will be reliant on the new system and therefore, any problems with the implementation or other system problems may result in a disruption to our business operations.

We rely on business partners in many areas of our business and our business may be harmed if they are unable to honor their obligations to us.

We rely on various business partners, including third-party service providers, vendors, licensing partners, development partners, and licensees, among others, in many areas of our business. In many cases, these third parties are given access to sensitive and proprietary information in order to provide services and support to our teams. These third parties may misappropriate our information and engage in unauthorized use of it. The failure of these third parties to provide adequate services and technologies, or the failure of the third parties to adequately maintain or update their services and technologies, could result in a disruption to our business operations. Further, disruptions in the financial markets and economic downturns may adversely affect our business partners and they may not be able to continue honoring their obligations to us. Some of our business partners are highly-leveraged or small businesses that may be particularly vulnerable. Alternative arrangements and services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner or vendor. If we lose one or more significant business partners, our business could be harmed.

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

We own our 660,000-square-foot Redwood Shores headquarters facilities located in Redwood City, California which includes a product development studio and administrative and sales functions. We also own a 418,000-square-foot product development studio facility in Burnaby, Canada. In addition to the properties we own, we lease approximately 1.2 million square feet in North America and 0.8 million square feet in Europe and Asia at various research and development, sales and administration and distribution facilities, including leases for our multi-function facility in Guildford, Surrey, United Kingdom, our research and development studios in Los Angeles, California and Orlando, Florida, and our distribution center in Louisville, Kentucky.

While we continually evaluate our facility requirements, we believe that suitable additional or substitute space will be available as needed to accommodate our future needs. For information regarding our lease commitments, see Note 12 of the Notes to Consolidated Financial Statements, included in Item 8 in this report.

We do not identify or allocate our assets by operating segment. For information on long-lived assets by geography, see Note 18 of the Notes to Consolidated Financial Statements, included in Item 8 in this report.

Item 3:	Legal Proceedings

In June 2008, Geoffrey Pecover filed an antitrust class action in the United States District Court for the Northern District of California, alleging that EA obtained an illegal monopoly in a discreet antitrust market that consists of “league-branded football simulation video games” by bidding for, and winning, exclusive licenses with the NFL, Collegiate Licensing Company and Arena Football League. In December 20, 2010, the district court granted the plaintiffs’ request to certify a class of plaintiffs consisting of all consumers who purchased EA’s Madden NFL, NCAA Football or Arena Football video games after 2005. The court has set a trial date for October 2012. The complaint seeks compensatory damages. The parties initiated settlement negotiations in May 2012 and subsequently reached a non-binding settlement in principle; however, no settlement agreement has been approved by the court as of the date of this filing. As a result, we recognized a $27 million accrual in the fourth quarter of fiscal 2012 associated with the potential settlement.

We are also subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our Consolidated Financial Statements, included in Item 8 in this report.

Item 4:	Mine Safety Disclosures

Not applicable.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “EA”. Our symbol changed from “ERTS” to “EA” on December 20, 2011. The following table sets forth the quarterly high and low sales price per share of our common stock from April 1, 2010 through March 31, 2012.

	Prices
	High	Low
Fiscal Year Ended March 31, 2011:
First Quarter	$20.24	$14.06
Second Quarter	17.53	14.32
Third Quarter	18.06	14.67
Fourth Quarter	20.20	14.80

Fiscal Year Ended March 31, 2012:
First Quarter	$24.42	$19.69
Second Quarter	25.05	17.62
Third Quarter	25.20	19.76
Fourth Quarter	21.30	16.34

Holders

There were approximately 1,544 holders of record of our common stock as of May 22, 2012, and the closing price of our common stock was $14.26 per share as reported by the NASDAQ Global Select Market. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividends

We have not paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Stock Repurchase Program. In February 2011, we announced that our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the next 18 months. We completed our program in April 2012. We repurchased approximately 32 million shares in the open market since the commencement of the program, including pursuant to pre-arranged stock trading plans. During the fiscal year 2012, we repurchased and retired approximately 25 million shares of our common stock for approximately $471 million, net of commissions.

The following table summarizes the number of shares repurchased in the fourth quarter of the fiscal year ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1-31, 2012	1,005,600	$18.92	1,005,600	$293
February 1-29, 2012	2,405,600	17.78	2,405,600	250
March 1-31, 2012	10,642,139	16.86	10,642,139	71

	14,053,339	17.17	14,053,339

Stock Performance Graph

The following information shall not be deemed to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into a filing.

The following graph shows a five-year comparison of cumulative total returns during the period from March 31, 2007 through March 31, 2012, for our common stock, the NASDAQ Composite Index, the S&P 500 Index (to which EA was added in July 2002) and the RDG Technology Composite Index, each of which assumes an initial value of $100. Each measurement point is as of the end of each fiscal year ended March 31. The performance of our stock depicted in the following graph is not necessarily indicative of the future performance of our stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Electronic Arts Inc., the S&P 500 Index, the NASDAQ Composite Index,

and the RDG Technology Composite Index

*	Based on $100 invested on March 31, 2007 in stock or index, including reinvestment of dividends.

	March 31,
	2007	2008	2009	2010	2011	2012
Electronic Arts Inc.	$100	$99	$36	$37	$39	$33
S&P 500 Index	100	95	59	88	102	110
NASDAQ Composite Index	100	90	64	99	119	129
RDG Technology Composite Index	100	97	67	107	124	143

Item 6:	Selected Financial Data

ELECTRONIC ARTS INC. AND SUBSIDIARIES

SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

(In millions, except per share data)

	Year Ended March 31,
STATEMENTS OF OPERATIONS DATA	2012	2011	2010(a)	2009	2008
Net revenue	$4,143	$3,589	$3,654	$4,212	$3,665
Cost of revenue	1,598	1,499	1,866	2,127	1,805

Gross profit	2,545	2,090	1,788	2,085	1,860

Operating expenses:
Research and development	1,212	1,153	1,229	1,359	1,145
Marketing and sales	853	747	730	691	588
General and administrative	375	301	320	332	339
Acquisition-related contingent consideration	11	(17)	2	—	—
Amortization of intangibles	43	57	53	58	34
Restructuring and other charges	16	161	140	80	103
Goodwill impairment	—	—	—	368	—
Certain abandoned acquisition-related costs	—	—	—	21	—
Acquired in-process technology	—	—	—	3	138

Total operating expenses	2,510	2,402	2,474	2,912	2,347

Operating income (loss)	35	(312)	(686)	(827)	(487)
Gains (losses) on strategic investments, net	—	23	(26)	(62)	(118)
Interest and other income (expense), net	(17)	10	6	34	98

Income (loss) before provision for (benefit from) income taxes	18	(279)	(706)	(855)	(507)
Provision for (benefit from) income taxes	(58)	(3)	(29)	233	(53)

Net income (loss)	$76	$(276)	$(677)	$(1,088)	$(454)

Net income (loss) per share:
Basic	$0.23	$(0.84)	$(2.08)	$(3.40)	$(1.45)
Diluted	$0.23	$(0.84)	$(2.08)	$(3.40)	$(1.45)
Number of shares used in computation:
Basic	331	330	325	320	314
Diluted	336	330	325	320	314

	As of March 31,
BALANCE SHEETS DATA	2012	2011	2010(a)	2009	2008
Cash and cash equivalents	$1,293	$1,579	$1,273	$1,621	$1,553
Short-term investments	437	497	432	534	734
Marketable equity securities	119	161	291	365	729
Working capital	489	1,031	1,011	1,984	2,626
Total assets	5,491	4,928	4,646	4,678	6,059
0.75% convertible senior notes due 2016, net	539	—	—	—	—
Other long-term liabilities	374	363	343	408	421
Total liabilities	3,033	2,364	1,917	1,544	1,720
Total stockholders’ equity	2,458	2,564	2,729	3,134	4,339

(a)

Beginning in fiscal 2010, due to the adoption of certain contemporaneous amendments issued by the FASB to Accounting Standard Codification (“ASC”) 805, Business Combinations, we began to accrue acquisition-related contingent consideration and capitalize acquired in-process technology. Prior to the adoption of these amendments, we accrued acquisition-related contingent consideration only when the contingency was settled as part of the purchase price of the business combination and expensed acquired in-process technology immediately after acquisition.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the fiscal year ended March 31, 2012, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K, including in the “Business” section and the “Risk Factors” above, the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or the Consolidated Financial Statements and related Notes.

About Electronic Arts

We develop, market, publish and distribute game software content and services that can be played by consumers on a variety of platforms, including video game consoles (such as the Sony PLAYSTATION 3, Microsoft Xbox 360, and Nintendo Wii), personal computers, mobile devices (such as the Apple iPhone and Google Android compatible phones), tablets and electronic readers (such as the Apple iPad and Amazon Kindle), and the Internet. Our ability to publish games across multiple platforms, through multiple distribution channels, and directly to consumers (online and wirelessly) has been, and will continue to be, a cornerstone of our product strategy. We have generated substantial growth in new business models and alternative revenue streams (such as subscription, micro-transactions, and advertising) based on the continued expansion of our online and wireless platform. Some of our games are based on our own wholly-owned intellectual property (e.g., Battlefield, Mass Effect, Need for Speed, The Sims, Bejeweled, and Plants v. Zombies), and some of our games are based on content that we license from others (e.g., FIFA, Madden NFL, and Star Wars: The Old Republic). Our goal is to turn our core intellectual properties into year-round businesses available on a range of platforms. Our products and services may be purchased through physical and online retailers, platform providers such as console manufacturers and mobile carriers via digital downloads, as well as directly through our own distribution platform, including online portals such as Origin and Play4Free.

Financial Results

Total net revenue for the fiscal year ended March 31, 2012 was $4,143 million, up $554 million as compared to the fiscal year ended March 31, 2011. At March 31, 2012, deferred net revenue associated with sales of online-enabled packaged goods and digital content increased by $43 million as compared to March 31, 2011, directly reducing the amount of reported net revenue during the fiscal year ended March 31, 2012. At March 31, 2011, deferred net revenue associated with sales of online-enabled packaged goods and digital content increased by $239 million as compared to March 31, 2010, directly reducing the amount of reported net revenue during the fiscal year ended March 31, 2011. Without these changes in deferred net revenue, reported net revenue would have increased by approximately $358 million during fiscal year 2012 as compared to fiscal year 2011. Net revenue for fiscal year 2012 was driven by FIFA 12, Battlefield 3 and Madden NFL 12.

Net income for the fiscal year ended March 31, 2012 was $76 million as compared to a net loss of $276 million for the fiscal year ended March 31, 2011. Diluted earnings per share for the fiscal year ended March 31, 2012 was $0.23 as compared to a diluted loss per share of $0.84 for the fiscal year ended March 31, 2011. Net income increased for fiscal year 2012 as compared to fiscal year 2011 primarily as a result of (1) a $455 million increase in gross profit due to a decrease in the change in deferred net revenue related to certain online-enabled packaged goods and digital content and a greater percentage of net revenue from EA studio and digital products, which have higher margins than our co-publishing and distribution products and (2) a $145 million decrease in restructuring and other charges. The increase in net income was partially offset by (1) a $106 million increase in marketing and sales costs, (2) a $59 million increase in research and development costs, and (3) a $74 million increase in general and administrative costs.

Trends in Our Business

Digital Content Distribution and Services.    Consumers are spending an ever-increasing portion of their money and time on interactive entertainment that is accessible online, or through mobile digital devices such as smart phones, or through social networks such as Facebook. We provide a variety of online-delivered products and services including through our Origin platform. Many of our games that are available as packaged goods products are also available through direct online download through the Internet. We also offer online-delivered content and services that are add-ons or related to our packaged goods products such as additional game content or enhancements of multiplayer services. Further, we provide other games, content and services that are available only via electronic delivery, such as Internet-only games and game services, and games for mobile devices.

Advances in mobile technology have resulted in a variety of new and evolving devices that are being used to play games by an ever-broadening base of consumers. We have responded to these advances in technology and consumer acceptance of digital distribution by offering different sales models, such as subscription services, online downloads for a one-time fee, micro-transactions and advertising-supported free-to-play games and game sites. In addition, we offer our consumers the ability to play a game across platforms on multiple devices. We significantly increased the revenues that we derive from wireless, Internet-derived and advertising (digital) products and services from $743 million in fiscal year 2011 to $1,159 million in fiscal year 2012 and we expect this portion of our business to continue to grow in fiscal 2013 and beyond.

Wireless and Other Emerging Platforms.    Advances in technology have resulted in a variety of platforms for interactive entertainment. Examples include wireless technologies, streaming gaming services, and Internet platforms. Our efforts in wireless interactive entertainment are focused in downloadable games for mobile devices. These platforms grow the consumer base for our business while also providing competition to existing established video game platforms. We expect sales of games for wireless and other emerging platforms to continue to be an important part of our business.

Growth of Casual and Social Games.    The popularity of wireless and other emerging gaming platforms such as smart phones, tablets and social networking sites, such as Facebook, has led to the growth of casual and social gaming. Casual and social games are characterized by their mass appeal, simple controls, flexible monetization including free-to-play and micro-transaction business models, and fun and approachable gameplay. These games appeal to a larger consumer demographic of younger and older players and more female players than video games played on console devices. These areas are among the fastest growing segments of our sector and we have responded to this opportunity by developing casual and social games based on our established intellectual properties such as The Sims, FIFA and Battlefield, and with our acquisition of PopCap Games. We expect sales of casual and social and casual games for wireless and other emerging platforms to continue to be an important part of our business.

Concentration of Sales Among the Most Popular Games.    We see a larger portion of packaged goods games sales concentrated on the most popular titles, and those titles are typically sequels of prior games. We have responded to this trend by significantly reducing the number of games that we produce to provide greater focus on our most promising intellectual properties. We published 36 primary packaged goods titles in fiscal year 2011, 22 in fiscal year 2012 and in fiscal year 2013, we expect to release 14 primary packaged goods titles and plan to build additional online features, content and services around each of these titles.

Evolving Sales Patterns.    Our business has evolved from a traditional packaged goods business model to one where our games are played on a variety of platforms including mobile devices and social networking sites. Our strategy is to transform our core intellectual properties into year-round businesses, with a steady flow of downloadable content and extensions on new platforms. Our increasingly digital, multi-platform business no longer reflects the retail sales patterns associated with traditional packaged goods launches. For example, we offer our consumers additional services and/or additional content available through online services to further enhance the gaming experience and extend the time that consumers play our games after their initial purchase. Our social and casual games offer free-to-play and micro-transaction models. We also offer subscription-based products, such as our MMO role-playing game Star Wars: The Old Republic. The revenues we derive from these services has become increasingly more significant year-over-year. Our service revenue represented 13 percent, 8 percent, and 6 percent of total net revenue in fiscal year 2012, 2011, and 2010, respectively.

Recent Developments

Stock Repurchase Program.    In February 2011, we announced that our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the next 18 months. We completed our program in April 2012. We repurchased approximately 32 million shares in the open market since the commencement of the program, including pursuant to pre-arranged stock trading plans. During the fiscal year 2012, we repurchased and retired approximately 25 million shares of our common stock for approximately $471 million, net of commissions.

International Operations and Foreign Currency Exchange Impact.    International sales (revenue derived from countries other than Canada and the United States), are a fundamental part of our business. Net revenue from international sales accounted for approximately 52 percent of our total net revenue during fiscal year 2012 and approximately 49 percent of our total net revenue during fiscal year 2011. Our net revenue is impacted by foreign exchange rates during the reporting period associated with net revenue before revenue deferral, as well as the foreign exchange rates associated with the recognition of deferred net revenue of online-enabled packaged goods and digital content that were established at the time we recorded this deferred net revenue on our Consolidated Balance Sheets. The foreign exchange rates during the reporting period may not always move in the same direction as the foreign exchange rate impact associated with the recognition of deferred net revenue of online-enabled packaged goods and digital content. During the fiscal year ended March 31, 2012, foreign exchange rates had an overall favorable impact on our net revenue of approximately $143 million, or 3 percent. In addition, our international investments and our cash and cash equivalents denominated in foreign currencies are subject to fluctuations in foreign currency exchange rates. If the U.S. dollar strengthens against these currencies, then foreign exchange rates may have an unfavorable impact on our results of operations and our financial condition.

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

Revenue Recognition, Sales Returns, Allowances and Bad Debt Reserves

We derive revenue principally from sales of interactive software games (1) on video game consoles (such as the PLAYSTATION 3, Xbox 360 and Wii) and PCs, (2) on mobile devices (such the Apple iPhone and Google compatible Android phones), (3) on tablets and electronic readers such as the Apple iPad and Amazon Kindle, and (4) from software and content and online game services associated with these products. We evaluate revenue recognition based on the criteria set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, Software: Revenue Recognition, and Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition, as revised by SAB No. 104, Revenue Recognition. We classify our revenue as either Product revenue or Service and other revenue.

We evaluate and recognize revenue when all four of the following criteria are met:

•	Evidence of an arrangement. Evidence of an agreement with the customer that reflects the terms and conditions to deliver products must be present.

•

Delivery. Delivery is considered to occur when a product is shipped and the risk of loss and rewards of ownership have been transferred to the customer. For services, delivery is considered to occur as the service is provided.

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

Determining whether and when some of these criteria have been satisfied often involves assumptions and management judgments that can have a significant impact on the timing and amount of revenue we report in each period. Changes to any of these assumptions and judgments, could cause a material increase or decrease in the amount of revenue that we report in a particular period.

Multiple-element arrangements

We enter into multiple-element revenue arrangements in which we may provide a combination of game software, updates or additional content and online game services. For some software products we may provide updates or additional content (“digital content”) to be delivered via the Internet that can be used with the original software product. In many cases we separately sell this digital content for an additional fee. In other transactions, we may have an obligation to provide incremental unspecified digital content in the future without an additional fee (i.e., updates on a when-and-if-available basis) or we may offer an online “matchmaking” service that permits consumers to play against each other via the Internet. Collectively, we refer to these as software-related offerings. In those situations where we do not require an additional fee for the software-related offerings, we account for the sale of the software product and software-related offerings as a “bundled” sale, or multiple element arrangement, in which we sell both the software product and relating offerings for one combined price. Generally, we do not have VSOE for the software-related offerings and thus, we defer net revenue from sales of these games and recognize the revenue from the bundled sales games over the period the offering will be provided (the “offering period”). If the period is not defined, we recognize revenue over the estimated offering period, which is generally estimated to be six months, beginning in the month after delivery. In addition, determining whether we have an implicit obligation to provide incremental unspecified future digital content without an additional fee can be difficult. Determining the estimated offering period is inherently subjective and is subject to regular revision based on historical online usage.

Determining whether an element of a transaction constitutes an online game service or a digital content download of a product requires judgment and can be difficult. The accounting for these transactions is significantly different. Revenue from product downloads is generally recognized when the download is made available (assuming all other recognition criteria are met). Revenue from an online game service is recognized as the service is rendered. If the period is not defined, we recognize the revenue over the estimated service period. For example, our MMO games have an estimated service period of eighteen months, beginning in the month after delivery.

For our software and software-related multiple element arrangements (i.e., software game bundled with software-related offerings), we must make assumptions and judgments in order to (1) determine whether and when each element is delivered, (2) determine whether the undelivered elements are essential to the functionality of the delivered elements, (3) determine whether VSOE exists for each undelivered element, and (4) allocate the total price among the various elements. Changes to any of these assumptions and judgments, or changes to the elements in the arrangement, could cause a material increase or decrease in the amount of revenue that we report in a particular period.

In some of our multiple element arrangements, we sell tangible products with software and/or software-related offerings. These tangible products are generally either peripherals or ancillary collectors’ items. Prior to April 3, 2011, because either the software or other elements sold with the tangible products were essential to the functionality of the tangible product and/or we did not have VSOE for the tangible product, we did not separately account for the tangible product. On April 3, 2011, we adopted FASB ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements and ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements that Include Software Elements. The new accounting principles establish a selling price hierarchy for determining the selling price of a deliverable and require the application of the relative selling price method to allocate the arrangement consideration to each deliverable in a multiple element arrangement that includes tangible products.

Accordingly for our multiple element arrangements that include tangible products entered into after April 2, 2011, revenue is allocated to each separate unit of accounting for each deliverable using the relative selling prices of each deliverable in the arrangement based on the selling price hierarchy described below. If the arrangement contains more than one software deliverable, the arrangement consideration is allocated to the software deliverables as a group and then allocated to each software deliverable in accordance with ASC 985-605.

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

As the result of adopting ASU 2009-13 and ASU 2009-14, for the year ended March 31, 2012, we recognized $23 million more revenue than would have been recognized under previous accounting standards.

We reduce revenue for estimated future returns, price protection, and other offerings, which may occur with our customers and channel partners. Price protection represents the right to receive a credit allowance in the event we lower our wholesale price on a particular product. The amount of the price protection is generally the difference between the old price and the new price. In certain countries, we have stock-balancing programs for our PC and video game system software products, which allow for the exchange of these software products by resellers under certain circumstances. It is our general practice to exchange software products or give credits rather than to give cash refunds.

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

There are various valuation techniques used to estimate fair value. These include (1) the market approach where market transactions for identical or comparable assets or liabilities are used to determine the fair value, (2) the income approach, which uses valuation techniques to convert future amounts (for example, future cash flows or future earnings) to a single present value amount, and (3) the cost approach, which is based on the amount that would be required to replace an asset. For many of our fair value estimates, including our estimates of the fair value of acquired intangible assets, we use the income approach. Using the income approach requires the use of financial models, which require us to make various estimates including, but not limited to (1) the potential future cash flows for the asset or liability being measured, (2) the timing of receipt or payment of those future cash flows, (3) the time value of money associated with the expected receipt or payment of such cash flows, and (4) the inherent risk associated with the cash flows (risk premium). Making these cash flow estimates are inherently difficult and subjective, and if any of the estimates used to determine the fair value using the income approach turns out to be inaccurate, our financial results may be negatively impacted. Furthermore, relatively small changes in many of these estimates can have a significant impact to the estimated fair value resulting from the financial models or the related accounting conclusion reached. For example, a relatively small change in the estimated fair value of an asset may change a conclusion as to whether an asset is impaired.

While we are required to make certain fair value assessments associated with the accounting for several types of transactions, the following areas are the most sensitive to these assessments:

Business Combinations.    We must estimate the fair value of assets acquired, liabilities and contingencies assumed, acquired in-process technology, and contingent consideration issued in a business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various estimated useful lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount we recognize as goodwill, an asset that is not amortized. Determining the fair value of assets acquired requires an assessment of the highest and best use or the expected price to sell the asset and the related expected future cash flows. Determining the fair value of acquired in-process technology also requires an assessment of our expectations related to the use of that asset. Determining the fair value of an assumed liability requires an assessment of the expected cost to transfer the liability. Determining the fair value of contingent consideration issued requires an assessment of the expected future cash flows over the period in which the obligation is expected to be settled, and applying a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. This fair value assessment is also required in periods subsequent to a business combination. Such estimates are inherently difficult and subjective and can have a material impact on our Consolidated Financial Statements.

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

On January 1, 2012, we adopted ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If an entity concludes it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, it need not perform the two-step impairment test. If based on that assessment, we believe it is more likely than not that the fair value of its reporting units is less than its carrying value, a two-step goodwill impairment test is required to be performed. The first step measures for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to the individual assets and liabilities within each reporting unit. Our reporting units are determined by the components of our operating segments that constitute a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.

To determine the fair value of each reporting unit used in the first step, we use the market approach, which utilizes comparable companies’ data, the income approach, which utilizes discounted cash flows, or a combination thereof. Determining whether an event or change in circumstances does or does not indicate that the fair value of a reporting unit is below its carrying amount is inherently subjective. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates, tax rates, and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on a weighted average cost of capital, future economic and market conditions and determination of appropriate market comparables. These estimates and assumptions have to be made for each reporting unit evaluated for impairment. As of our last annual assessment of goodwill in the fourth quarter of fiscal year 2012, we concluded that the estimated fair values of each of our reporting units significantly exceeded their carrying amounts and we have not identified any indicators of impairment since. Our estimates for market growth, our market share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business. Our business consists of developing, marketing and distributing video game software using both established and emerging intellectual properties and our forecasts for emerging intellectual properties are based upon internal estimates and external sources rather than historical information and have an inherently higher risk of inaccuracy. If future forecasts are revised, they may indicate or require future impairment charges. We base our fair value estimates on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

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

Adoption of ASU 2011-04.    On January 1, 2012, we adopted the FASB Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. Adoption of this new guidance did not have a material impact on our Consolidated Financial Statements.

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

Royalty-based obligations with content licensors and distribution affiliates are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of revenue generally at the greater of the contractual rate or an effective royalty rate based on the total projected net revenue for contracts with guaranteed minimums. Significant judgment is required to estimate the effective royalty rate for a particular contract. Because the computation of effective royalty rates requires us to project future revenue, it is inherently subjective as our future revenue projections must anticipate a number of factors, including (1) the total number of titles subject to the contract, (2) the timing of the release of these titles, (3) the number of software units we expect to sell, which can be impacted by a number of variables, including product quality, the timing of the title’s release and competition, and (4) future pricing. Determining the effective royalty rate for our titles is particularly challenging due to the inherent difficulty in predicting the popularity of entertainment products. Accordingly, if our future revenue projections change, our effective royalty rates would change, which could impact the amount and timing of royalty expense we recognize.

Prepayments made to thinly capitalized independent software developers and co-publishing affiliates are generally made in connection with the development of a particular product, and therefore, we are generally subject to development risk prior to the release of the product. Accordingly, payments that are due prior to completion of a product are generally expensed to research and development over the development period as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of revenue.

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

Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of revenue. We evaluate long-lived royalty-based assets for impairment generally using undiscounted cash flows when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts, and therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated.

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

RESULTS OF OPERATIONS

Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ended March 31, 2012 and 2011 each contained 52 weeks and ended on March 31, 2012 and April 2, 2011, respectively. Our results of operations for the fiscal year ended March 31, 2010 contained 53 weeks and ended on April 3, 2010. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month-end.

Comparison of Fiscal Year 2012 to Fiscal Year 2011

Net Revenue

Net revenue consists of sales generated from (1) video games sold as packaged goods or as digital downloads and designed for play on video game consoles (such as the PLAYSTATION 3, Xbox 360 and Wii), and PCs, (2) video games for mobile devices (such as the Apple iPhone and Google Android compatible phones), (3) video games for tablets and electronic readers such as the Apple iPad and Amazon Kindle, (4) software products and content and online game services associated with these products, (5) programming third-party websites with our game content, (6) allowing other companies to manufacture and sell our products in conjunction with other products, and (7) advertisements on our online web pages and in our games.

We provide three different measures of our Net Revenue. Two of these measures are presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) – (1) Net Revenue by Product Revenue and Service and Other Revenue and (2) Net Revenue by Geography. The third measure is a non-GAAP financial measure – Net Revenue by Revenue Composition, which is primarily based on method of distribution. We use this third non-GAAP financial measure internally to evaluate our operating performance, when planning, forecasting and analyzing future periods, and when assessing the performance of our management team.

Management places a greater emphasis and focus on assessing our business through a review of the Net Revenue by Revenue Composition than by Net Revenue by Product Revenue and Service and Other Revenue. These two measures differ as (1) Net Revenue by Product Revenue and Service and Other Revenue reflects the deferral and recognition of revenue in periods subsequent to the date of sale due to U.S. GAAP while Net Revenue by Revenue Composition does not, and (2) both measures contain a different aggregation of sales from one another. For instance, Service and other revenue does not include the majority of our full-game digital download and mobile sales that are fully included in our Digital revenue. Further, Service and other revenue includes all of our revenue associated with MMO games while software sales associated with our MMOs are included in either Digital revenue or Publishing and other revenue depending on whether the sale was a full-game digital download or a packaged goods sale.

Net Revenue by Product Revenue and Service and Other Revenue

Our total net revenue by product revenue and service and other revenue for the fiscal years ended March 31, 2012 and 2011 was as follows (in millions):

	Year Ended March 31,
	2012	2011	$ Change	% Change
Net revenue:
Product	$3,415	$3,181	$234	7%
Service and other	728	408	320	78%

Total net revenue	$4,143	$3,589	$554	15%

Product Revenue

Our product revenue includes revenue associated with the sale of game software, whether delivered via a disc (i.e., packaged goods) or via the Internet (i.e., full-game download), that do not require our continuous hosting support, and licensing of game software to third-parties. This excludes game software from our MMO games (both game and subscription sales), which is included in service and other revenue as such game software requires continuous hosting support. Product revenue also includes mobile games that do not have an online service component and sales of tangible products such as hardware, peripherals, or collectors’ items.

For fiscal year 2012, product revenue was $3,415 million, primarily driven by FIFA 12, Battlefield 3, and Madden NFL 12. Product revenue for fiscal year 2012 increased $234 million, or 7 percent, as compared to fiscal year 2011. This increase was driven by a $937 million increase primarily from the Battlefield, Crysis, and FIFA franchises. This increase was offset by a $703 million decrease primarily from the FIFA World Cup, Medal of Honor, Rock Band, and Army of Two franchises, as well as Dante’s Inferno.

Service and Other Revenue

Our service revenue includes revenue recognized from games or related content that requires our hosting support to provide substantial gaming experience, and time-based subscriptions. This includes (1) subscriptions for our Pogo-branded online game services, (2) MMO games (both game and subscription sales), (3) entitlements to content that are delivered through hosting services (e.g., micro-transactions for Internet-based, social network and mobile games which includes “freemium” games), and (4) allocated service revenue from sales of online-enable packaged goods with an online service component (i.e., “matchmaking” services). Our other revenue includes non-software licensing and advertising revenue.

For fiscal year 2012, service and other revenue was $728 million, primarily driven by (1) Star Wars: The Old Republic, which was launched in the third quarter, (2) our micro-transactions revenue from browser-based games including games played on Facebook such as The Sims Social, and (3) our FIFA Ultimate Team add-on game service. Service and other revenue for fiscal year 2012 increased $320 million, or 78 percent, as compared to fiscal year 2011. This increase was primarily driven by a $351 million increase from certain services associated with the FIFA and The Sims franchises, as well as Star Wars: The Old Republic. This increase was partially offset by a $31 million decrease in service revenue generated by our Pogo-branded online game services and the Warhammer and Ultima Online MMO franchises. In fiscal year 2013, we expect to increase our total service revenue as compared to fiscal year 2012.

Net Revenue by Geography

	Year Ended March 31,
(In millions)	2012	2011	$ Change	% Change
North America	$1,991	$1,836	$155	8%
Europe	1,898	1,563	335	21%
Asia	254	190	64	34%

Total net revenue	$4,143	$3,589	$554	15%

Net revenue in North America was $1,991 million, or 48% of total net revenue for fiscal year 2012, compared to $1,836 million, or 51% of total net revenue for fiscal year 2011, an increase of $155 million, or 8%. Net revenue in Europe and Asia was $2,152 million, or 52 percent of total net revenue for fiscal year 2012, compared to $1,753 million, or 49 percent of total net revenue for fiscal year 2011, an increase of $399 million, or 23 percent. The rapid increase in revenue outside of North America was primarily the result of increased sales from our FIFA, Battlefield, and Crysis franchises in Europe. Additionally, the value of the U.S. dollar relative to foreign currencies contributed to an increase of total reported net revenue of approximately $143 million (primarily the Swiss Franc and Australian Dollar), or 3 percent of total net revenue.

Supplemental Net Revenue by Revenue Composition

As we continue to evolve our business and more of our products are delivered to consumers digitally via the Internet, we place a greater emphasis and focus on assessing our business through a review of net revenue by revenue composition.

Net Revenue before Revenue Deferral, a non-GAAP financial measure, is provided in this section of MD&A, including a discussion of the components of this measure: (1) publishing and other, (2) wireless, Internet-derived, and advertising (digital), and (3) distribution. See “Non-GAAP Financial Measures” below for an explanation of our use of this non-GAAP financial measure. A reconciliation to the corresponding measure calculated in accordance with U.S. GAAP is provided in the discussion below.

“Revenue Deferral” in this “Net Revenue” section includes the unrecognized revenue from (1) bundled sales of software and software-related offerings for which we do not have VSOE for the software-related offerings, (2) certain sales of MMO games, and (3) entitlements to content that are delivered through hosting services, which are types of “micro-transactions.” Fluctuations in the Revenue Deferral are largely dependent upon the amounts of products that we sell with the online features and services previously discussed, while the Recognition of Revenue Deferral for a period is also dependent upon (1) the amount deferred, (2) the period of time the software-related offerings are to be provided, and (3) the timing of the sale. For example, most Revenue Deferrals incurred in the first half of a fiscal year are recognized within the same fiscal year; however, substantially all of the Revenue Deferrals incurred in the last month of a fiscal year will be recognized in the subsequent fiscal year.

Our total net revenue by revenue composition for the fiscal years ended March 31, 2012 and 2011 was as follows (in millions):

	Year Ended March 31,
	2012	2011	$ Change	% Change
Publishing and other	$2,736	$2,781	$(45)	(2%)
Wireless, Internet-derived, and advertising (digital)	1,227	833	394	47%
Distribution	223	214	9	4%

Net Revenue before Revenue Deferral	4,186	3,828	358	9%

Revenue Deferral	(3,142)	(2,769)	(373)	13%
Recognition of Revenue Deferral	3,099	2,530	569	22%

Net Revenue	$4,143	$3,589	$554	15%

Net Revenue before Revenue Deferral

Publishing and Other Revenue

Publishing and other revenue includes (1) sales of our internally-developed and co-published game software distributed physically through traditional channels such as brick and mortar retailers, (2) our non-software licensing revenue, and (3) our software licensing revenue from third parties (for example, makers of personal computers or computer accessories) who include certain of our products for sale with their products (“OEM bundles”).

For fiscal year 2012, publishing and other Net Revenue before Revenue Deferral was $2,736 million, primarily driven by Battlefield 3, FIFA 12, and Madden NFL 12. Publishing and other Net Revenue before Revenue Deferral for fiscal year 2012 decreased $45 million, or 2 percent, as compared to fiscal year 2011. This decrease was driven by a $1,163 million decrease in sales primarily from the Medal of Honor, Need for Speed, FIFA World Cup, Dragon Age, and Dead Space franchises. This decrease was offset by a $1,118 million increase in sales primarily from the Battlefield, Mass Effect, and FIFA franchises.

Wireless, Internet-derived, and Advertising (Digital) Revenue

Digital revenue includes revenue from sales of our internally-developed and co-published game software distributed through direct download through the Internet, including through our direct-to-consumer platform Origin, or distributed wirelessly through mobile carriers. This includes our full-game downloads, mobile and tablet revenue (each of which are generally classified as product revenue with the exception of our MMO game downloads which are classified as service revenue) as well as subscription services, micro-transactions, and advertising revenues (each of which is generally classified as service and other revenue).

For fiscal year 2012, digital Net Revenue before Deferral was $1,227 million, an increase of $394 million, or 47 percent, as compared to fiscal year 2011. This increase was driven by a $452 million increase in sales primarily from the FIFA and The Sims franchises, as well as Star Wars: The Old Republic. This increase was offset by a $58 million decrease in sales primarily from the Tetris and Warhammer franchises, as well as a decrease in sales generated by our Pogo-branded online services.

Distribution Revenue

Distribution revenue includes (1) sales of game software developed by independent game developers that we distribute and (2) sales through our Switzerland distribution business. For fiscal year 2012, distribution Net Revenue was $223 million and increased $9 million, or 4 percent, as compared to fiscal year 2011 driven by an $89 million increase in sales in the Portal franchise. This increase was offset by an $80 million decrease primarily driven by a decrease in sales in the Rock Band franchise.

Revenue Deferral

Revenue Deferral for fiscal year 2012 increased $373 million, or 13 percent, as compared to fiscal year 2011. This increase was primarily due to (1) a 47 percent increase in our current year digital sales and (2) a higher percentage of both our publishing and digital sales being deferred and recognized over time, due in part to a 135 percent increase in full-game download sales and a 47 percent increase in micro-transaction sales, of which both contain an online service component which requires revenue recognition as the service is delivered.

Recognition of Revenue Deferral

The vast majority of our sales are deferred and recognized over a six month period, and therefore, the related revenue recognized in any fiscal year is primarily due to sales that occurred during the respective twelve months period ended December 31. The Recognition of Revenue Deferral for fiscal year 2012 increased $569 million, or 22 percent, as compared to fiscal year 2011. This increase was primarily due to increased publishing and digital sales during the twelve months ended December 31, 2012, and a higher percentage of those sales being comprised of games sales that have an online service component, as compared to the same period in fiscal year 2011.

Net Revenue

For fiscal year 2012, Net Revenue was $4,143 million and increased $554 million, or 15 percent, as compared to fiscal year 2011. This increase was driven by a $1,312 million increase in revenue primarily from the Battlefield, Crysis, and FIFA franchises. This increase was offset by a $758 million decrease in revenue primarily from the Medal of Honor, FIFA World Cup, and Army of Two franchises, as well as Dante’s Inferno, for which there were no iterations in fiscal year 2012.

Our product and service and other revenue by revenue composition for the fiscal years 2012 and 2011 was as follows (in millions):

	Year Ended March 31,
	2012	2011
Product revenue:
Publishing and other	$2,674	$2,558
Wireless, Internet-derived, and advertising (digital)	518	409
Distribution	223	214

Total product revenue	3,415	3,181

Service and other revenue:
Publishing and other	87	74
Wireless, Internet-derived, and advertising (digital)	641	334

Total service and other revenue	728	408

Total net revenue	$4,143	$3,589

Non-GAAP Financial Measures

Net Revenue before Revenue Deferral is a non-GAAP financial measure that excludes the impact of Revenue Deferral and the Recognition of Revenue Deferral on Net Revenue related to sales of games and digital content.

Revenue Deferral includes the unrecognized revenue from (1) bundled sales of software and software-related offerings for which we do not have VSOE for the software-related offerings, (2) certain sales of MMO games, and (3) entitlements to content that are delivered through hosting services, which are types of “micro-transactions.” We recognize the revenue from these games over the estimated period.

We believe that excluding the impact of Revenue Deferral and the Recognition of Revenue Deferral related to games and digital content from our operating results is important to facilitate comparisons between periods in understanding our underlying sales performance for the period, and understanding our operations because all related costs of revenues are expensed as incurred instead of deferred and recognized ratably. We use this non-GAAP financial measure internally to evaluate our operating performance, when planning, forecasting and analyzing future periods, and when assessing the performance of our management team. While we believe that this non-GAAP financial measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from or as a substitute for the related financial information prepared in accordance with GAAP. In addition, this non-GAAP financial measure may not be the same as non-GAAP financial measures presented by other companies.

Cost of Revenue

Total cost of revenue for fiscal years 2012 and 2011 was as follows (in millions):

	March 31, 2012	% of Related Net Revenue	March 31, 2011	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$1,374	40.2%	$1,407	44.2%	(2.3%)	(4.0%)
Service and other	224	30.8%	92	22.5%	143.5%	8.3%

Total cost of revenue	$1,598	38.6%	$1,499	41.8%	6.6%	(3.2%)

Cost of Product Revenue

Cost of product revenue consists of (1) product costs, (2) certain royalty expenses for celebrities, professional sports and other organizations, and independent software developers, (3) manufacturing royalties, net of volume discounts and other vendor reimbursements, (4) expenses for defective products, (5) write-offs of post launch prepaid royalty costs, (6) amortization of certain intangible assets, (7) personnel-related costs, and (8) warehousing and distribution costs. We generally recognize volume discounts when they are earned from the manufacturer (typically in connection with the achievement of unit-based milestones); whereas other vendor reimbursements are generally recognized as the related revenue is recognized.

Cost of product revenue decreased by $33 million, or 2.3 percent in fiscal year 2012, as compared to fiscal year 2011. The decrease was primarily due to a 135 percent increase in full-game downloads that have a lower cost than our other products in fiscal year 2012 as compared to fiscal year 2011.

Cost of Service and Other Revenue

Cost of service and other revenue consists primarily of (1) data center and bandwidth costs associated with hosting our online games and websites, (2) platform processing fees from operating our website-based games on third party platforms, (3) associated royalty costs, (4) credit card fees associated with our service revenue, and (5) server costs related to our website advertising business.

Cost of service and other revenue increased by $132 million, or 143.5 percent in fiscal year 2012, as compared to fiscal year 2011. The increase was primarily due to increased server and support costs due to the release of more online-connected and subscription-based titles and related content during fiscal year 2012 as compared to fiscal year 2011. As our service revenue in fiscal year 2013 is expected to increase as compared to fiscal year 2012, we expect a corresponding increase in our service and support costs.

Total Cost of Revenue as a Percentage of Total Net Revenue

During fiscal year 2012, total cost of revenue as a percentage of total net revenue decreased by 3.2 percent as compared to fiscal year 2011. This decrease as a percentage of net revenue was primarily due to (1) a greater percentage of net revenue from our digital products, that have a lower cost than our other products, which positively impacted gross profit as a percentage of total revenue by approximately 3.5 percent and (2) a $196 million decrease in the change in deferred net revenue related to certain online-enabled packaged goods and digital content for fiscal year 2012 as compared to fiscal year 2011, which positively impacted gross profit as a percent of total net revenue by 2.2 percent. These decreases are partially offset by (1) increased expenses related to our online and customer experience initiatives, which negatively impacted gross profit as a percentage of total net revenue by 1.2 percent, (2) an increase in amortization of our acquisition-related intangibles resulting mainly from the PopCap acquisition in fiscal year 2012, which negatively impacted gross profit as a percentage of total net revenue by 0.9 percent, and (3) an increase in sales of our distribution products which carry a higher royalty percentage than our other products, which negatively impacted gross profit as a percentage of total net revenue by 0.9 percent.

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

Research and development expenses for fiscal years 2012 and 2011 were as follows (in millions):

March 31, 2012	% of Net Revenue	March 31, 2011	% of Net Revenue	$ Change	% Change
$1,212	29%	$1,153	32%	$59	5%

Research and development expenses increase by $59 million, or 5 percent, in fiscal year 2012, as compared to fiscal year 2011. This increase was primarily due to (1) a $68 million increase in personnel-related costs and (2) a $13 million increase in facilities-related expenses both primarily resulting from an increase in headcount in connection with recent acquisitions. These increases were partially offset by a $23 million decrease in development costs primarily due to a decrease in titles under development.

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs, related overhead costs and advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.

Marketing and sales expenses for fiscal years 2012 and 2011 were as follows (in millions):

March 31, 2012	% of Net Revenue	March 31, 2011	% of Net Revenue	$ Change	% Change
$853	21%	$747	21%	$106	14%

Marketing and sales expenses increased by $106 million, or 14 percent, in fiscal year 2012, as compared to fiscal year 2011. The increase was primarily due to (1) a $50 million increase in additional personnel-related costs resulting from an increase in headcount in connection with recent acquisitions, (2) a $29 million increase in marketing, advertising and promotional spending, and (3) a $18 million increase in contracted service costs related to online and customer relationship initiatives.

Marketing and sales expenses included vendor reimbursements for advertising expenses of $39 million and $31 million in fiscal years 2012 and 2011, respectively.

General and Administrative

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.

General and administrative expenses for fiscal years 2012 and 2011 were as follows (in millions):

March 31, 2012	% of Net Revenue	March 31, 2011	% of Net Revenue	$ Change	% Change
$375	9%	$301	8%	$74	25%

General and administrative expenses increased by $74 million, or 25 percent, in fiscal year 2012, as compared to fiscal year 2011. The increase was primarily due to (1) a $34 million increase in contracted service costs related to online initiatives, litigation, and recent acquisitions, (2) a $27 million accrual related to a potential settlement of an on-going litigation matter, (3) a $13 million increase in bad debt expense, and (4) a $13 million increase in additional personnel-related costs resulting from an increase in headcount in connection with recent acquisitions. These increases were partially offset by a $15 million decrease in facility overhead costs.

Acquisition-Related Contingent Consideration

Acquisition-related contingent consideration for fiscal years 2012 and 2011 were as follows (in millions):

March 31, 2012	% of Net Revenue	March 31, 2011	% of Net Revenue	$ Change	% Change
$11	—	$(17)	—	$28	(165%)

Acquisition-related contingent consideration expense increased by $28 million, or 165 percent, in fiscal year 2012, as compared to fiscal year 2011, primarily related to (1) a $19 million prior year decrease of our accrual in connection with our Playfish acquisition resulting from revisions in our estimate of the expected future cash flows over the period in which the obligation was expected to be settled with no comparable revision to decrease the accrual in fiscal year 2012 and (2) a contributing increase of $9 million resulting from contingent consideration from other acquisitions in the current year.

Amortization of Intangibles

Amortization of intangibles for fiscal years 2012 and 2011 were as follows (in millions):

March 31, 2012	% of Net Revenue	March 31, 2011	% of Net Revenue	$ Change	% Change
$43	1%	$57	2%	$(14)	(25%)

Amortization of intangibles decreased by $14 million, or 25 percent, in fiscal year 2012, as compared to fiscal year 2011. This decrease was primarily due to certain intangible assets from our prior year acquisitions being fully amortized during the fiscal year 2012.

Restructuring and Other Charges

Restructuring and other charges for fiscal years 2012 and 2011 were as follows (in millions):

March 31, 2012	% of Net Revenue	March 31, 2011	% of Net Revenue	$ Change	% Change
$16	—	$161	4%	$(145)	(90%)

Restructuring and other charges decreased by $145 million, or 90 percent, in fiscal year 2012, as compared to fiscal year 2011, due to (1) no new restructuring initiatives in fiscal year 2012 and (2) a gain of $10 million recognized during the second quarter of fiscal year 2012 on the sale of our facility in Chertsey, England related to our fiscal year 2008 reorganization. These items are partially offset by adjustments to the estimated loss for the amendment of certain licensing agreements related to our fiscal 2011 restructuring.

We expect to incur between $12 million and $17 million non-cash related accretion of interest expense through June 2016, related to the amendment of a licensing agreement under our fiscal year 2011 plan. We do not expect to incur any additional restructuring charges under any other preceding plans.

On May 7, 2012, we announced a plan of restructuring to align our cost structure with our ongoing digital transformation. Under this plan, we anticipate reducing our workforce and incurring other costs. We expect the majority of these actions to be completed by September 30, 2012.

In connection with this plan, we anticipate incurring approximately $40 million in total costs, of which approximately $31 million will result in future cash expenditures. All of these charges are expected to occur during the fiscal year ending March 31, 2013. These costs will consist of severance and other employee-related costs (approximately $23 million), license termination costs (approximately $11 million) and other costs (approximately $6 million).

Gains (Losses) on Strategic Investments, Net

Gains (losses) on strategic investments, net, for fiscal years 2012 and 2011 were as follows (in millions):

March 31, 2012	% of Net Revenue	March 31, 2011	% of Net Revenue	$ Change	% Change
$ —	—	$23	1%	$(23)	(100%)

We did not recognize any impairment charges or losses during the year ended March 31, 2012. During the year ended March 31, 2011, we realized a gain of $28 million, net of costs to sell, from the sale of our investment in Ubisoft.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, for fiscal years 2012 and 2011 were as follows (in millions):

March 31, 2012	% of Net Revenue	March 31, 2011	% of Net Revenue	$ Change	% Change
$(17)	—	$10	—	$(27)	(270%)

Interest and other income (expense), net decreased by $27 million, or 270 percent, during fiscal year 2012 as compared to the fiscal year 2011, primarily due to (1) a $19 million increase in interest expense due to our 0.75% Convertible Senior Notes due 2016, which were issued in July 2011 and (2) $8 million increase in foreign currency transaction losses as compared to the same period in the prior year.

Income Taxes

Benefit from income taxes for fiscal years 2012 and 2011 was as follows (in millions):

March 31, 2012	Effective Tax Rate	March 31, 2011	Effective Tax Rate
$(58)	(322.2%)	$(3)	(1.1%)

Our effective tax rate for the fiscal year 2012 was a tax benefit of 322.2 percent. Our effective tax rate for the fiscal year 2011 was a tax benefit of 1.1 percent. In fiscal year 2012 we recorded approximately $58 million of additional net deferred tax liabilities related to the PopCap and KlickNation Corporation (“KlickNation”) acquisitions. These additional deferred tax liabilities create a new source of taxable income, thereby requiring us to release a portion of our deferred tax asset valuation allowance with a related reduction in income tax expense of $58 million. In addition, during the three months ended March 31, 2012, we recorded $48 million of additional tax benefits related to the expiration of statutes of limitations in non-U.S. tax jurisdictions.

Consistent with prior years, the fiscal year 2012 effective tax rate continues to differ from the statutory rate of 35.0 percent as a result of the utilization of U.S. deferred tax assets subject to a valuation allowance and non-U.S. profits subject to a reduced or zero tax rate, partially offset by non-deductible stock-based compensation. In addition, the fiscal year 2012 effective tax rate is impacted by tax benefits related to the expiration of statutes of limitations and the resolution of examinations by taxing authorities, as well as a reduction in the U.S. valuation allowance related to the PopCap and KlickNation acquisitions. In fiscal year 2011, the effective tax rate differs from the statutory rate of 35.0 percent primarily due to U.S. losses for which no benefit is recognized, non-U.S. losses with a reduced or zero tax benefit and non-deductible stock-based compensation expenses, partially offset by tax benefits related to the expiration of statutes of limitations and resolution of examination by taxing authorities.

Our effective income tax rates for fiscal year 2013 and future periods will depend on a variety of factors, including changes in the deferred tax valuation allowance, as well as changes in our business such as acquisitions and intercompany transactions, changes in our international structure, changes in the geographic location of business functions or assets, changes in the geographic mix of income, changes in or termination of our agreements with tax authorities, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile.

Certain taxable temporary differences that are not expected to reverse during the carry forward periods permitted by tax law have not been considered as a source of future taxable income that is available to realize the benefit of deferred tax assets.

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the “Act”) was signed into law on December 17, 2010. The Act contains a number of provisions including, most notably, a two year extension of the research tax credit. The Act did not have a material impact on our effective tax rate for fiscal 2012 due to the effect of the valuation allowance on our deferred tax assets.

We historically have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. taxes have been provided thereon. We currently intend to continue to indefinitely reinvest the undistributed earnings of our foreign subsidiaries outside of the United States.

Comparison of Fiscal Year 2011 to Fiscal Year 2010

Net Revenue

Net Revenue by Product Revenue and Service and Other Revenue

Our total net revenue by product revenue and service and other revenue for fiscal years 2011 and 2010 was as follows (in millions):

	Year Ended March 31,
	2011	2010	$ Change	% Change
Net Revenue:
Product	$3,181	$3,332	$(151)	(5%)
Service and other	408	322	86	(27%)

Total net revenue	$3,589	$3,654	$(65)	(2%)

Product Revenue

For fiscal year 2011, product revenue was $3,181 million, primarily driven by FIFA 11, Battlefield: Bad Company 2, and Madden NFL 11. Product revenue for fiscal year 2011 decreased $151 million, or 5 percent, as compared to fiscal year 2010. This decrease was driven by a $1,070 million decrease primarily from the Rock Band, Half-Life, EA SPORTS Active, and Fight Night franchises. This decrease was offset by a $919 million increase primarily from the Battlefield, Medal of Honor, and FIFA World Cup franchises.

Service and Other Revenue

For fiscal year 2011, service and other revenue was $408 million, primarily driven by FIFA Ultimate Team, Restaurant City, and Pet Society. Service and other revenue for fiscal year 2011 increased $86 million, or 27 percent, as compared to fiscal year 2010. This increase was driven by a $137 million increase from certain franchises, including the FIFA, Madden, and The Sims franchises. This increase was offset by a $51 million decrease from revenue generated by our Pogo-branded online services and the Warhammer and NBA Live franchises.

Net Revenue by Geography

	Year Ended March 31,
(In millions)	2011	2010	$ Change	% Change
North America	$1,836	$2,025	$(189)	(9%)
Europe	1,563	1,433	130	9%
Asia	190	196	(6)	(3%)

Total net revenue	$3,589	$3,654	$(65)	(2%)

Net revenue in North America was $1,836 million, or 51% of total net revenue for fiscal year 2011, compared to $2,025 million, or 55% of total net revenue for fiscal year 2010, a decrease of $189 million, or 9%. Net revenue in Europe and Asia was $1,753 million, or 49 percent of total net revenue for fiscal year 2011, compared to $1,629 million, or 45 percent of total net revenue for fiscal year 2010, an increase of $124 million, or 8 percent. The increase in revenue outside of North America was the primarily the result of increased revenue from the Battlefield, Medal of Honor, and FIFA World Cup franchises in Europe. Additionally, the value of the U.S. dollar relative to foreign currencies contributed to a net decrease of total reported net revenue of approximately $71 million (primarily the Euro), or 4 percent of total net revenue.

Supplemental Net Revenue by Revenue Composition

Our total net revenue by revenue composition for the fiscal years 2011 and 2010 was as follows (in millions):

	Year Ended March 31,
	2011	2010	$ Change	% Change
Publishing and other	$2,781	$2,983	$(202)	(7%)
Wireless, Internet-derived, and advertising (digital)	833	570	263	46%
Distribution	214	606	(392)	(65%)

Net Revenue before Revenue Deferral	3,828	4,159	(331)	(8%)

Revenue Deferral	(2,769)	(2,358)	(411)	17%
Recognition of Revenue Deferral	2,530	1,853	677	37%

Net Revenue	$3,589	$3,654	$(65)	(2%)

Net Revenue before Revenue Deferral

Publishing and Other Revenue

For fiscal year 2011, publishing and other Net Revenue before Revenue Deferral was $2,781 million, primarily driven by FIFA 11, Madden 11, and Need for Speed Hot Pursuit. Publishing and other Net Revenue before Revenue Deferral for fiscal year 2011 decreased $202 million, or 7 percent, as compared to fiscal year 2010. This decrease was driven by a $943 million decrease in sales primarily from the Battlefield, Army of Two, Mass Effect, EA SPORTS Active, NBA Live, and Godfather franchises, as well as Dante’s Inferno. This decrease was offset by a $741 million increase in sales primarily from the Medal of Honor, FIFA World Cup, and Crysis franchises.

Wireless, Internet-derived, and Advertising (Digital) Revenue

For fiscal year 2011, digital Net Revenue before Deferral was $833 million, an increase of $263 million, or 46 percent, as compared to fiscal year 2010. This increase was driven by a $318 million increase in sales primarily from the FIFA, Battlefield, Madden, The Sims, Mass Effect, Need for Speed, Medal of Honor, Dragon Age, and Dead Space franchises, as well as Scrabble. This increase was offset by a $55 million decrease in sales primarily from the Warhammer and Tetris franchises, as well as a decrease in sales generated from our Pogo-branded online services.

Distribution Revenue

For fiscal year 2011, distribution Net Revenue was $214 million and decreased $392 million, or 65 percent, as compared to fiscal year 2010 driven by a $403 million decrease in sales primarily in the Rock Band and Portal franchises. This decrease was partially offset by an $11 million increase in sales primarily from Rango.

Revenue Deferral

Revenue Deferral for fiscal year 2011 increased $411 million, or 17 percent, as compared to fiscal year 2010. This increase was primarily due to (1) a 46 percent increase in our digital sales and (2) a higher percentage of both our publishing and digital sales being deferred and recognized over time, due in part to a 148 percent increase in micro-transaction sales and a 27 percent increase in full-game download sales, of which both contain an online service component which requires revenue recognition as the service is delivered.

Recognition of Revenue Deferral

The vast majority of our sales are deferred and recognized over a six month period, and therefore the related revenue recognized in any fiscal year is primarily due to sales that occurred during the respective twelve months period ended December 31. The Recognition of Revenue Deferral for fiscal year 2011 increased $677 million, or 37 percent, as compared to fiscal year 2010. This increase was primarily due to increased publishing and digital sales during the 18 months ended March 31, 2011, and a higher percentage of those sales being comprised of game sales that have an online service component, as compared to fiscal year 2010.

Net Revenue

For fiscal year 2011, Net Revenue was $3,589 million and decreased $65 million, or 2 percent, as compared to fiscal year 2010. This decrease was driven by a $1,125 million decrease in revenue primarily from the Rock Band, Left 4 Dead, and EA SPORTS Active franchises. This decrease was offset by a $1,060 million increase in revenue primarily from the Battlefield and Medal of Honor franchises.

Our product and service and other revenue by revenue composition for the fiscal years 2011 and 2010 was as follows (in millions):

	Change as a	Change as a
	Year Ended March 31,
	2011	2010
Product revenue:
Publishing and other	$2,558	$2,431
Wireless, Internet-derived, and advertising (digital)	409	295
Distribution	214	606

Total product revenue	3,181	3,332

Service and other revenue:
Publishing and other	74	95
Wireless, Internet-derived, and advertising (digital)	334	227

Total service and other revenue	408	322

Total net revenue	$3,589	$3,654

Cost of Revenue

Total cost of revenue for fiscal years 2011 and 2010 was as follows (in millions):

	Change as a	Change as a	Change as a	Change as a	Change as a	Change as a
	March 31, 2011	% of Related Net Revenue	March 31, 2010	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$1,407	44.2%	$1,788	53.7%	(21.3%)	(9.5%)
Service and other	92	22.5%	78	24.2%	17.9%	(1.7%)

Total cost of revenue	$1,499	41.8%	$1,866	51.1%	(19.7%)	(9.3%)

Cost of Product Revenue

Cost of product revenue decreased by $381 million, or 21.3 percent in fiscal year 2011, as compared to fiscal year 2010. The decrease was primarily due to (1) a 27 percent increase in full-game digital downloads that have a lower cost than our other products and (2) a decrease in sales of our distribution products which carry a higher royalty cost.

Cost of Service and Other Revenue

Cost of service and other revenue increased by $14 million, or 17.9 percent in fiscal year 2011, as compared to fiscal year 2010. The increase was primarily due to server and support costs due to the release of more online-connected and subscription-based titles and related content during fiscal year 2011 as compared to fiscal year 2010.

Total Cost of Revenue as a Percentage of Total Net Revenue

During fiscal year 2011, total cost of revenue as a percentage of total net revenue decreased by 9.3 percent as compared to fiscal year 2010. This decrease as a percentage of net revenue was primarily due to (1) a $266 million decrease in the change in deferred net revenue related to certain online-enabled packaged goods and digital content for fiscal year 2011 as compared to fiscal year 2010, which positively impacted gross profit as a percent of total net revenue by 3.7 percent and (2) a greater percentage of net revenue from EA studio and digital products, which have a higher margin than our co-publishing and distribution products, which positively impacted gross profit as a percentage of total revenue by approximately 3.3 percent.

Research and Development

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

Marketing and Sales

Marketing and sales expenses for fiscal years 2011 and 2010 were as follows (in millions):

March 31, 2011	% of Net Revenue	March 31, 2010	% of Net Revenue	$ Change	% Change
$747	21%	$730	20%	$17	2%

Marketing and sales expenses increased by $17 million, or 2 percent, in fiscal year 2011, as compared to fiscal year 2010. The increase was primarily due to (1) a $13 million increase in additional personnel-related costs and (2) a $5 million increase in stock-based compensation expense. These increases were partially offset by a $5 million decrease in marketing, advertising and promotional expenses reflecting fewer titles released during fiscal year 2011 as compared to fiscal year 2010.

Marketing and sales expenses included vendor reimbursements for advertising expenses of $31 million and $39 million in fiscal years 2011 and 2010, respectively.

General and Administrative

General and administrative expenses for fiscal years 2011 and 2010 were as follows (in millions):

March 31, 2011	% of Net Revenue	March 31, 2010	% of Net Revenue	$ Change	% Change
$301	8%	$320	9%	$(19)	(6%)

General and administrative expenses decreased by $19 million, or 6 percent, in fiscal year 2011, as compared to fiscal year 2010 primarily due to (1) a $25 million decrease in facilities-related expenses, primarily as a result of the $14 million loss on our lease obligation related to our Redwood Shores headquarters facilities in fiscal year 2010 and (2) an $18 million decrease in contracted services due to costs related to the support of business development projects in the prior year. These decreases were partially offset by (1) a $13 million increase in additional personnel-related costs, (2) a $12 million increase in incentive-based compensation expense, and (3) a $7 million increase in stock-based compensation expense.

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

Gains (Losses) on Strategic Investments, Net

Gains (losses) on strategic investments, net, for fiscal years 2011 and 2010 were as follows (in millions):

March 31, 2011	% of Net Revenue	March 31, 2010	% of Net Revenue	$ Change	% Change
$23	1%	$(26)	(1%)	$49	(188%)

Gains (losses) on strategic investments, net increased by $49 million, in fiscal year 2011 as compared to the fiscal year 2010, primarily due to a realized gain of $28 million, net of costs to sell, from the sale of our investment in Ubisoft.

We recognized a $26 million impairment charge on our investment in The9 in fiscal year 2010.

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

Impact of Recently Issued Accounting Standards

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires one of two alternatives for presenting comprehensive income and eliminates the option to report other comprehensive income and its components as a part of the Consolidated Statements of Stockholders’ Equity. Additionally, ASU 2011-05 requires presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The requirement related to the reclassification adjustments from other comprehensive income to net income was deferred in December 2011, as a result of the issuance of ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05 (Topic 220). The amendments in ASU 2011-05, as amended by ASU 2011-12, do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05, as amended by ASU 2011-12 is effective for fiscal years and interim periods within those years beginning after December 15, 2011 and is to be applied retrospectively. We will adopt ASU 2011-05 during the first quarter of fiscal 2013. We do not expect the adoption of ASU 2011-05, as amended by ASU 2011-12 to have a material impact on our Consolidated Financial Statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The new disclosures are designed to make financial statements that are prepared under U.S. Generally Accepted Accounting Principles more comparable to those prepared under International Financial Reporting Standards. We are evaluating the impact of ASU 2011-11 on our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

	As of March 31,		Decrease
(In millions)	2012	2011
Cash and cash equivalents	$1,293	$1,579	$(286)
Short-term investments	437	497	(60)
Marketable equity securities	119	161	(42)

Total	$1,849	$2,237	$(388)

Percentage of total assets	34%	45%

	Year Ended March 31,		Change
(In millions)	2012	2011
Cash provided by operating activities	$277	$320	$(43)
Cash used in investing activities	(689)	(15)	(674)
Cash provided by (used in) financing activities	140	(23)	163
Effect of foreign exchange on cash and cash equivalents	(14)	24	(38)

Net increase (decrease) in cash and cash equivalents	$(286)	$306	$(592)

Changes in Cash Flow

Operating Activities.    Cash provided by operating activities decreased $43 million during the fiscal year ended March 31, 2012 as compared to the fiscal year ended March 31, 2011 primarily due to (1) an increase in expenses due to our online and customer experience initiatives, (2) an increase in personnel-related costs from recent acquisitions, and (3) an increase in marketing, advertising and promotional spending on our franchises. This difference is partially offset by a greater percentage of net revenue from our digital products, which have a higher margin than our other products.

Investing Activities.    Cash used in investing activities increased $674 million during the fiscal year ended March 31, 2012 as compared to the fiscal year ended March 31, 2011 primarily due to a $660 million increase in cash used for acquisitions, the majority of which was used to fund our acquisition of PopCap, and a $113 million increase in capital expenditures. Contributing to this increase, we received $132 million in proceeds from the sale of our Ubisoft and The9 investments during the fiscal year ended March 31, 2011 with no comparable sale of our investments during the fiscal year ended March 31, 2012. These items were partially offset by (1) a $84 million increase in proceeds received from the maturities and sales of short-term investments, (2) a $75 million increase due to the release of restriction on previously classified restricted cash due to the achievement of certain performance milestones in connection with our acquisition of Playfish, (3) a $46 million decrease in the purchase of short-term investments, and (4) $26 million proceeds received from the sale of our facility in Chertsey, England.

Financing Activities.    Cash provided by financing activities increased $163 million during the fiscal year ended March 31, 2012 as compared to the fiscal year ended March 31, 2011 primarily due to (1) $617 million in proceeds received from the sale of 0.75% Convertible Senior Notes due 2016, net of issuance costs and (2) $65 million proceeds received from the issuance of Warrants in connection with the Notes. These items were partially offset by (1) a $413 million increase in the repurchase and retirement of our common stock, net of commissions, pursuant to our Stock Repurchase Program and (2) $107 million paid for the purchase of the Convertible Note Hedge.

Short-term Investments and Marketable Equity Securities

Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of March 31, 2012, our short-term investments had gross unrealized gains of $1 million, or less than 1 percent of the total in short-term investments, and gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

The fair value of our marketable equity securities decreased to $119 million as of March 31, 2012 from $161 million as of March 31, 2011 primarily due to a decrease in the value of our investment in Neowiz.

Restricted Cash and Contingent Consideration

As of March 31, 2012, primarily in connection with our acquisitions of PopCap, KlickNation, and Chillingo Limited (“Chillingo”), we may be required to pay an additional $572 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2015. In fiscal year 2010, in connection with our Playfish acquisition, we deposited $100 million into an escrow account related to the contingent consideration. During the three months ended March 31, 2012, $25 million was paid to settle performance milestones earned through December 31, 2011 in connection with the Playfish acquisition, and $50 million was reclassified and converted to available cash and cash equivalents. As of March 31, 2012, $25 million remains in restricted cash related to the Playfish performance milestones, which we expect to pay in the second quarter of fiscal 2013. In addition, in connection with our PopCap acquisition, we acquired an additional $6 million of restricted cash which is held in an escrow account in the event that certain liabilities become due. As these deposits are restricted in nature, they are excluded from cash and cash equivalents. As of March 31, 2012, the restricted cash of $31 million is included in other current assets in our Consolidated Balance Sheets.

Fiscal 2011 Restructuring

In connection with our fiscal 2011 restructuring plan, we expect to incur cash expenditures through June 2016 of approximately (1) $24 million in both fiscal years 2013 and 2014, (2) $17 million in fiscal year 2015, (3) $3 million in fiscal year 2016, and (4) $20 million in fiscal year 2017. The actual cash expenditures are variable as they will be dependent upon the actual revenue we generate from certain games.

Fiscal 2013 Restructuring

On May 7, 2012, we announced a plan of restructuring to align our cost structure with our ongoing digital transformation. Under this plan, we anticipate reducing our workforce and incurring other costs. We expect the majority of these actions to be completed by September 30, 2012.

In connection with this plan, we anticipate incurring approximately $40 million in total costs, of which approximately $31 million will result in future cash expenditures. All of these charges are expected to occur during the fiscal year ending March 31, 2013. These costs will consist of severance and other employee-related costs (approximately $23 million), license termination costs (approximately $11 million) and other costs (approximately $6 million).

Financing Arrangement

In July 2011, we issued $632.5 million aggregate principal amount of 0.75% Convertible Senior Notes due 2016 (the “Notes”). The Notes are senior unsecured obligations which pay interest semi-annually in arrears at a rate of 0.75 percent per annum on January 15 and July 15 of each year, beginning on January 15, 2012 and will mature on July 15, 2016, unless earlier purchased or converted in accordance with their terms prior to such date. The Notes are convertible into cash and shares of our common stock based on an initial conversion value of 31.5075 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $31.74 per share). Upon conversion of the Notes, holders will receive cash up to the principal amount of each Note, and any excess conversion value will be delivered in shares of our common stock. We used the net proceeds of the Notes to finance our acquisition of PopCap, which closed in August 2011.

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

In addition, in July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provide us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock at a strike price of $31.74, which corresponds to the conversion price of the Notes and is equal to the number of shares of our common stock that notionally underlie the Notes. As of March 31, 2012, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge.

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

See Note 11 to the Consolidated Financial Statements for additional information related to our 0.75% Convertible Senior Notes due 2016.

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

As of March 31, 2012, approximately $878 million of our cash, cash equivalents, and short-term investments and $57 million of our marketable equity securities were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

In February 2011, we announced that our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the next 18 months. We completed our program in April 2012. We repurchased approximately 32 million shares in the open market since the commencement of the program, including pursuant to pre-arranged stock trading plans. During the fiscal year 2012, we repurchased and retired approximately 25 million shares of our common stock for approximately $471 million, net of commissions.

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

The following table summarizes our unrecognized minimum contractual obligations as of March 31, 2012, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

	Contractual Obligations
Fiscal Year Ending March 31,	Leases(a)	Developer/ Licensor Commitments	Marketing	Convertible Notes Interest(b)	Other Purchase Obligations	Total
2013	$54	$158	$52	$5	$15	$284
2014	48	123	51	5	7	234
2015	40	116	32	5	—	193
2016	28	166	33	5	—	232
2017	15	8	18	2	—	43
Thereafter	26	239	77	—	—	342

Total	$211	$810	$263	$22	$22	$1,328

(a)

See discussion on operating leases in the “Off-Balance Sheet Commitments” section below for additional information. Lease commitments have not been reduced by minimum sub-lease rentals for unutilized office space resulting from our reorganization activities of approximately $7 million due in the future under non-cancelable sub-leases.

(b)

In addition to the interest payments reflected in the table above, we will be obligated to pay the $632.5 million principal amount of the 0.75% Convertible Senior Notes due 2016 and any excess conversion value in shares of our common stock upon redemption after the maturity of the Notes on July 15, 2016 or earlier. See Note 11 for additional information related to our 0.75% Convertible Senior Notes due 2016.

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

In addition to what is included in the table above as of March 31, 2012, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $251 million, of which approximately $43 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

In addition to what is included in the table above as of March 31, 2012, primarily in connection with our PopCap, KlickNation, and Chillingo acquisitions, we may be required to pay an additional $572 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2015. As of March 31, 2012, we have accrued $112 million of contingent consideration on our Consolidated Balance Sheet representing the estimated fair value of the contingent consideration.

OFF-BALANCE SHEET COMMITMENTS

Lease Commitments

As of March 31, 2012, we leased certain of our current facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

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

Foreign Currency Exchange Rate Risk

Cash Flow Hedging Activities.    From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing foreign currency option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets on our Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income (expense), net, in our Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income (expense), net, in our Consolidated Statements of Operations. During the reporting periods, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified into interest and other income (expense), net. Our hedging programs are designed to reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net revenue and research and development expenses. As of March 31, 2012, we had foreign currency option contracts to purchase approximately $74 million in foreign currency and to sell approximately $78 million of foreign currency. All of the foreign currency option contracts outstanding as of March 31, 2012 will mature in the next 12 months. As of March 31, 2011, we had foreign currency option contracts to purchase approximately $40 million in foreign currency and to sell approximately $10 million of foreign currencies. As of March 31, 2012, these foreign currency option contracts outstanding had a total fair value of $2 million and are included in other current assets. As of March 31, 2011, the fair value of these outstanding foreign currency option contracts was immaterial and are included in other current assets.

Balance Sheet Hedging Activities.    We use foreign currency forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts generally have a contractual term of three months or less and are transacted near month-end. Our foreign currency forward contracts are not designated as hedging instruments, and are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or accrued and other current liabilities on our Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income (expense), net, in our Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income (expense), net, in our Consolidated Statements of

Operations. In certain cases, the amount of such gains and losses will significantly differ from the amount of gains and losses recognized on the underlying foreign-currency-denominated monetary asset or liability, in which case our results will be impacted. As of March 31, 2012, we had foreign currency forward contracts to purchase and sell approximately $242 million in foreign currencies. Of this amount, $197 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $37 million to purchase foreign currency in exchange for U.S. dollars, and $8 million to sell foreign currency in exchange for British pound sterling. As of March 31, 2011, we had foreign currency forward contracts to purchase and sell approximately $187 million in foreign currencies. Of this amount, $140 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $31 million to purchase foreign currency in exchange for U.S. dollars and $16 million to sell foreign currency in exchange for British pound sterling. The fair value of our foreign currency forward contracts was immaterial as of March 31, 2012 and 2011.

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

Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of March 31, 2012, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential declines in the fair value of the premiums on our foreign currency option contracts used in cash flow hedging of less than $2 million in each scenario. As of March 31, 2012, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $24 million and $37 million, respectively. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.

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

As of March 31, 2012 and 2011, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of March 31, 2012 and 2011 (in millions):

	As of March 31,
	2012	2011
U.S. Treasury securities	$166	$124
Corporate bonds	150	253
U.S. agency securities	116	102
Commercial paper	5	18

Total short-term investments	$437	$497

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value in our short-term investment portfolio as of March 31, 2012, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of March 31, 2012	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
U.S. Treasury securities	$169	$168	$167	$166	$165	$164	$162
Corporate bonds	152	151	150	150	148	148	147
U.S. agency securities	119	118	117	116	116	115	115
Commercial paper	5	5	5	5	5	5	5

Total short-term investments	$445	$442	$439	$437	$434	$432	$429

The following table presents the hypothetical changes in the fair value in our short-term investment portfolio as of March 31, 2011, arising from selected potential changes in interest rates.

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

Market Price Risk

The fair value of our marketable equity securities in publicly-traded companies is subject to market price volatility and foreign currency risk for investments denominated in foreign currencies. As of March 31, 2012 and 2011, our marketable equity securities were classified as available-for-sale securities and, consequently, were recorded on our Consolidated Balance Sheets at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity. The fair value of our marketable equity securities as of March 31, 2012 and 2011 was $119 million and $161 million, respectively.

Our marketable equity securities have been, and may continue to be, adversely impacted by volatility in the public stock markets. At any time, a sharp change in market prices in our investments in marketable equity securities could have a significant impact on the fair value of our investments. The following table presents hypothetical changes in the fair value of our marketable equity securities as of March 31, 2012, arising from changes in market prices of plus or minus 25 percent, 50 percent, and 75 percent.

	Valuation of Securities Given an X Percentage Decrease in Each Stock’s Market Price			Fair Value as of March 31, 2012	Valuation of Securities Given an X Percentage Increase in Each Stock’s Market Price
(In millions)	(75%)	(50%)	(25%)		25%	50%	75%
Marketable equity securities	$30	$60	$89	$119	$149	$179	$208

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

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)	March 31, 2012	March 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$1,293	$1,579
Short-term investments	437	497
Marketable equity securities	119	161
Receivables, net of allowances of $252 and $304, respectively	366	335
Inventories	59	77
Deferred income taxes, net	67	56
Other current assets	268	327

Total current assets	2,609	3,032

Property and equipment, net	568	513
Goodwill	1,718	1,110
Acquisition-related intangibles, net	369	144
Deferred income taxes, net	42	49
Other assets	185	80

TOTAL ASSETS	$5,491	$4,928

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$215	$228
Accrued and other current liabilities	857	768
Deferred net revenue (packaged goods and digital content)	1,048	1,005

Total current liabilities	2,120	2,001

0.75% convertible senior notes due 2016, net	539	—
Income tax obligations	189	192
Deferred income taxes, net	8	37
Other liabilities	177	134

Total liabilities	3,033	2,364

Commitments and contingencies (See Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 320 and 333 shares issued and outstanding, respectively	3	3
Paid-in capital	2,359	2,495
Accumulated deficit	(77)	(153)
Accumulated other comprehensive income	173	219

Total stockholders’ equity	2,458	2,564

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,491	$4,928

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(In millions, except per share data)	2012	2011	2010

Net revenue:
Product	$3,415	$3,181	$3,332
Service and other	728	408	322

Total net revenue	4,143	3,589	3,654

Cost of revenue:
Product	1,374	1,407	1,788
Service and other	224	92	78

Total cost of revenue	1,598	1,499	1,866

Gross profit	2,545	2,090	1,788

Operating expenses:
Research and development	1,212	1,153	1,229
Marketing and sales	853	747	730
General and administrative	375	301	320
Acquisition-related contingent consideration	11	(17)	2
Amortization of intangibles	43	57	53
Restructuring and other charges	16	161	140

Total operating expenses	2,510	2,402	2,474

Operating income (loss)	35	(312)	(686)
Gains (losses) on strategic investments, net	—	23	(26)
Interest and other income (expense), net	(17)	10	6

Income (loss) before benefit from income taxes	18	(279)	(706)
Benefit from income taxes	(58)	(3)	(29)

Net income (loss)	$76	$(276)	$(677)

Net income (loss) per share:
Basic	$0.23	$(0.84)	$(2.08)
Diluted	$0.23	$(0.84)	$(2.08)
Number of shares used in computation:
Basic	331	330	325
Diluted	336	330	325

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In millions, share data in thousands)

	Common Stock		Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2009	322,842	$3	$2,142	$800	$189	$3,134

Net loss	—	—	—	(677)	—	(677)
Change in unrealized gains on available-for-sale securities, net	—	—	—	—	(54)	(54)
Reclassification adjustment for losses realized on available-for-sale securities, net	—	—	—	—	21	21
Change in unrealized losses on derivative instruments, net	—	—	—	—	(2)	(2)
Reclassification adjustment for losses realized on derivative instruments, net	—	—	—	—	1	1
Foreign currency translation adjustments	—	—	—	—	73	73

Total comprehensive loss						(638)

Issuance of common stock	6,745	—	21	—	—	21
Stock-based compensation	—	—	187	—	—	187
Tax benefit from exercise of stock options	—	—	14	—	—	14
Equity issued in connection with acquisition	—	—	11	—	—	11

Balances as of March 31, 2010	329,587	3	2,375	123	228	2,729

Net loss	—	—	—	(276)	—	(276)
Change in unrealized gains on available-for-sale securities, net	—	—	—	—	(4)	(4)
Reclassification adjustment for gains realized on available-for-sale securities, net	—	—	—	—	(28)	(28)
Change in unrealized losses on derivative instruments, net	—	—	—	—	(7)	(7)
Reclassification adjustment for losses realized on derivative instruments, net	—	—	—	—	5	5
Foreign currency translation adjustments	—	—	—	—	25	25

Total comprehensive loss						(285)

Issuance of common stock	6,081	—	4	—	—	4
Repurchase and retirement of common stock	(3,104)	—	(58)	—	—	(58)
Stock-based compensation	—	—	176	—	—	176
Tax costs from exercise of stock options	—	—	(2)	—	—	(2)

Balances as of March 31, 2011	332,564	3	2,495	(153)	219	2,564

Net income	—	—	—	76	—	76
Change in unrealized gains on available-for-sale securities, net	—	—	—	—	(40)	(40)
Reclassification adjustment for gains realized on available-for-sale securities, net	—	—	—	—	(2)	(2)
Change in unrealized losses on derivative instruments, net	—	—	—	—	(4)	(4)
Reclassification adjustment for losses realized on derivative instruments, net	—	—	—	—	4	4
Foreign currency translation adjustments	—	—	—	—	(4)	(4)

Total comprehensive income						30

Issuance of common stock	7,850	—	12	—	—	12
Equity issued in connection with acquisition	4,356	—	87	—	—	87
Equity value of convertible note issuance, net	—	—	105	—	—	105
Purchase of convertible note hedge	—	—	(107)	—	—	(107)
Sale of common stock warrants	—	—	65	—	—	65
Repurchase and retirement of common stock	(24,547)	—	(471)	—	—	(471)
Stock-based compensation	—	—	170	—	—	170
Tax benefit from exercise of stock options	—	—	3	—	—	3

Balances as of March 31, 2012	320,223	$3	$2,359	$(77)	$173	$2,458

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In millions)	2012	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$76	$(276)	$(677)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion, net	216	180	192
Stock-based compensation	170	176	187
Acquisition-related contingent consideration	11	(17)	2
Net losses (gains) on investments and sale of property and equipment	(12)	(25)	22
Other non-cash restructuring charges	(6)	1	39
Change in assets and liabilities:
Receivables, net	(14)	(122)	(66)
Inventories	21	25	123
Other assets	(101)	5	18
Accounts payable	(50)	114	(57)
Accrued and other liabilities	13	(4)	(138)
Deferred income taxes, net	(90)	24	2
Deferred net revenue (packaged goods and digital content)	43	239	505

Net cash provided by operating activities	277	320	152

INVESTING ACTIVITIES
Capital expenditures	(172)	(59)	(72)
Purchase of headquarters facilities	—	—	(233)
Proceeds from sale of property	26	—	—
Purchase of short-term investments	(468)	(514)	(611)
Proceeds from maturities and sales of short-term investments	526	442	710
Proceeds from sale of marketable equity securities	—	132	17
Acquisition of subsidiaries, net of cash acquired	(676)	(16)	(283)
Acquisition-related restricted cash	75	—	(100)

Net cash used in investing activities	(689)	(15)	(572)

FINANCING ACTIVITIES
Proceeds from borrowings on convertible senior notes, net of issuance costs	617	—	—
Purchase of convertible note hedge	(107)	—	—
Proceeds from issuance of warrants	65	—	—
Proceeds from issuance of common stock	57	34	39
Excess tax benefit from stock-based compensation	4	1	14
Repurchase and retirement of common stock	(471)	(58)	—
Acquisition-related contingent consideration payment	(25)	—	—

Net cash provided by (used in) financing activities	140	(23)	53

Effect of foreign exchange on cash and cash equivalents	(14)	24	19

Increase (decrease) in cash and cash equivalents	(286)	306	(348)
Beginning cash and cash equivalents	1,579	1,273	1,621

Ending cash and cash equivalents	$1,293	$1,579	$1,273

Supplemental cash flow information:
Cash paid (refunded) during the year for income taxes, net	$(4)	$21	$(34)
Cash paid during the year for interest	$2	$—	$—

Non-cash investing activities:
Change in unrealized gains on available-for-sale securities, net of taxes	$(40)	$(4)	$(54)
Equity issued in connection with acquisition	$87	$—	$11

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We develop, market, publish and distribute game software content and services that can be played by consumers on a variety of platforms, including video game consoles (such as the Sony PLAYSTATION 3, Microsoft Xbox 360, and Nintendo Wii), personal computers, mobile devices (such as the Apple iPhone and Google Android compatible phones), tablets and electronic readers (such as the Apple iPad and Amazon Kindle), and the Internet. Our ability to publish games across multiple platforms, through multiple distribution channels, and directly to consumers (online and wirelessly) has been, and will continue to be, a cornerstone of our product strategy. We have generated substantial growth in new business models and alternative revenue streams (such as subscription, micro-transactions, and advertising) based on the continued expansion of our online and wireless platform. Some of our games are based on our own wholly-owned intellectual property (e.g., Battlefield, Mass Effect, Need for Speed, The Sims, Bejeweled, and Plants v. Zombies), and some of our games are based on content that we license from others (e.g., FIFA, Madden NFL, and Star Wars: The Old Republic). Our goal is to turn our core intellectual properties into year-round businesses available on a range of platforms. Our products and services may be purchased through physical and online retailers, platform providers such as console manufacturers and mobile carriers via digital downloads, as well as directly through our own distribution platform, including online portals such as Origin and Play4Free.

A summary of our significant accounting policies applied in the preparation of our Consolidated Financial Statements follows:

Consolidation

The accompanying Consolidated Financial Statements include the accounts of Electronic Arts Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ended March 31, 2012 and 2011 each contained 52 weeks and ended on March 31, 2012 and April 2, 2011, respectively. Our results of operations for the fiscal year ended March 31, 2010 contained 53 weeks and ended on April 3, 2010. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month-end.

Reclassifications

In fiscal year 2012, service revenue exceeded 10 percent of our total net revenue. Accordingly, we have disaggregated our fiscal year 2012 net revenue to present both product revenue and service and other revenue as separate components of total net revenue in the Consolidated Statement of Operations. The presentation of net revenue in fiscal year 2011 and 2010 has been similarly disaggregated to conform to the fiscal year 2012 presentation.

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

We capitalize costs associated with customized internal-use software systems that have reached the application development stage and meet recoverability tests. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees, who are directly associated with the development of the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. The net book value of capitalized costs associated with internal-use software was $77 million and $50 million as of March 31, 2012 and 2011, respectively. Once the internal-use software is ready for its intended use, the assets are depreciated on a straight-line basis over each asset’s estimated useful life, which is generally three years.

Acquisition-Related Intangibles and Other Long-Lived Assets

We record acquisition-related intangible assets that have finite useful lives, such as developed and core technology, in connection with business combinations. We amortize the cost of acquisition-related intangible assets on a straight-line basis over the lesser of their estimated useful lives or the agreement terms, typically from two to fourteen years. We evaluate acquisition-related intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. This includes assumptions about future prospects for the business that the asset relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our Consolidated Balance Sheets to reflect its estimated fair value. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including but not limited to, significant negative industry or economic trends, significant changes in the manner of our use of the assets or the strategy of our overall business and significant under-performance relative to projected future operating results. When we consider such assets to be impaired, the amount of impairment we recognize is measured by the amount by which the carrying amount of the asset exceeds its fair value. We recognized $12 million, $14 million, and $39 million in impairment charges in fiscal years 2012, 2011 and 2010, respectively. The charges for fiscal year 2012 are included in cost of product revenue and cost of service and other revenue in our Consolidated Statements of Operations. The charges for fiscal year 2011 are included in restructuring and other charges and research and development in our Consolidated Statements of Operations. The charges for fiscal year 2010 are included in restructuring and other charges in our Consolidated Statements of Operations.

Goodwill

On January 1, 2012, we adopted ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If an entity concludes it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, it need not perform the two-step impairment test. If based on that assessment, we believe it is more likely than not that the fair value of its reporting units is less than its carrying value, a two-step goodwill impairment test is required to be performed. The first step measures for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to the individual assets and liabilities within each reporting unit. Our reporting units are determined by the components of our operating segments that constitute a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The fair value of each reporting unit is estimated using the market approach, which utilizes comparable companies’ data, the income approach, which utilizes discounted cash flows, or a combination thereof.

During the fiscal years ended March 31, 2012, 2011 and 2010, we completed our annual goodwill impairment testing in the fourth quarter of each year and found no indicators of impairment of our recorded goodwill. We did not recognize an impairment charge on goodwill in fiscal years 2012, 2011 and 2010.

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

Revenue Recognition

We evaluate revenue recognition based on the criteria set forth in FASB ASC 985-605, Software: Revenue Recognition, and Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104, Revenue Recognition. We classify our revenue as either Product revenue or Service and other revenue.

Product revenue.    Our product revenue includes revenue associated with the sale of game software, whether delivered via a disc (i.e., packaged goods) or via the Internet (i.e., full-game download) and that do not require our continuous hosting support, as well as licensing of game software to third-parties. This excludes game software from our massively multi-player online (“MMO”) games, which is included in service and other revenue as such game software requires continuous hosting support. Product revenue also includes mobile games that do not have an online service component and sales of tangible products such as hardware, peripherals, or collectors’ items.

Service and other revenue.    Our service revenue includes revenue recognized from games or related content that requires our hosting support to provide substantial gaming experience and time-based subscriptions. This includes (1) subscriptions for our Pogo-branded online game services (2) MMO games (both game and subscription sales), (3) entitlements to content that are delivered through hosting services (e.g., micro-transactions for Internet-based, social network and mobile games which includes “freemium” games), and (4) allocated service revenue from sales of online-enable packaged goods with an online service component (i.e., “matchmaking” services). Our other revenue includes non-software licensing and advertising revenue.

We evaluate and recognize revenue when all four of the following criteria are met:

•	Evidence of an arrangement. Evidence of an agreement with the customer that reflects the terms and conditions to deliver products must be present.

•

Delivery. Delivery is considered to occur when a product is shipped and the risk of loss and rewards of ownership have been transferred to the customer. For services, delivery is considered to occur as the service is provided.

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

Determining whether and when some of these criteria have been satisfied often involves assumptions and management judgments that can have a significant impact on the timing and amount of revenue we report in each period. Changes to any of these assumptions or management judgments, or changes to the elements in the software arrangement, could cause a material increase or decrease in the amount of revenue that we report in a particular period. We reduce revenue for estimated future returns, price protection, and other offerings, which may occur with our customers and channel partners.

Multiple-Element Arrangements

We enter into multiple-element revenue arrangements in which we may provide a combination of game software, updates or additional content and online game services. For some software products we may provide updates or additional content (“digital content”) to be delivered via the Internet that can be used with the original software product. In many cases we separately sell this digital content for an additional fee. In other transactions, we may have an obligation to provide incremental unspecified digital content in the future without an additional fee (i.e., updates on a when-and-if-available basis) or we may offer an online “matchmaking” service that permits consumers to play against each other via the Internet. Collectively, we refer to these as software-related offerings. In those situations where we do not require an additional fee for the software-related offerings, we account for the sale of the software product and software-related offerings as a “bundled” sale, or multiple element arrangement, in which we sell both the software product and relating offerings for one combined price. Generally we do not have vendor specific objective evidence (“VSOE”) for the software-related offerings and thus, we defer net revenue from sales of these games and recognize the revenue from the bundled sales games over the period the offering will be provided (the “offering period”). If the period is not defined, we recognize revenue over the estimated offering period, which is generally estimated to be six months, beginning in the month after delivery. Our MMO games have an estimated service period of eighteen months, beginning in the month after delivery. In addition, determining whether we have an implicit obligation to provide incremental unspecified future digital content without an additional fee can be difficult. Determining the estimated offering period is inherently subjective and is subject to regular revision based on historical online usage.

For our software and software-related multiple element arrangements (i.e., software game bundled with software related offerings), we must make assumptions and judgments in order to (1) determine whether and when each element is delivered, (2) determine whether the undelivered elements are essential to the functionality of the delivered elements, (3) determine whether VSOE exists for each undelivered element, and (4) allocate the total price among the various elements. Changes to any of these assumptions and judgments, or changes to the elements in the arrangement, could cause a material increase or decrease in the amount of revenue that we report in a particular period.

In some of our multiple element arrangements, we sell tangible products with software and/or software-related offerings. These tangible products are generally either peripherals or ancillary collectors’ items. Prior to April 3, 2011, because either the software or other elements sold with the tangible products were essential to the functionality of the tangible product and/or we did not have VSOE for the tangible product, we did not separately account for the tangible product. On April 3, 2011, we adopted FASB ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements and ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements that Include Software Elements. The new accounting principles establish a selling price hierarchy for determining the selling price of a deliverable and require the application of the relative selling price method to allocate the arrangement consideration to each deliverable in a multiple element arrangement that includes tangible products.

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

As the result of the adoption of these standards, for the year ended March 31, 2012, we recognized $23 million more revenue than would have been recognized under previous accounting standards.

Sales Returns and Allowances and Bad Debt Reserves

We estimate potential future product returns, price protection and stock-balancing programs related to packaged-goods revenue. When evaluating the adequacy of sales returns and price protection allowances, we analyze historical returns, current sell-through of distributor and retailer inventory of our software products, current trends in retail and the video game industry, changes in customer demand and acceptance of our software products, and other related factors. In addition, we monitor the volume of sales to our channel partners and their inventories, as substantial overstocking in the distribution channel could result in high returns or higher price protection costs in subsequent periods.

Similarly, significant judgment is required to estimate our allowance for doubtful accounts in any accounting period. We analyze customer concentrations, customer credit-worthiness, current economic trends, and historical experience when evaluating the adequacy of the allowance for doubtful accounts.

Royalties and Licenses

Royalty-based obligations with content licensors and distribution affiliates are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of revenue generally at the greater of the contractual rate or an effective royalty rate based on the total projected net revenue for contracts with guaranteed minimums,. Significant judgment is required to estimate the effective royalty rate for a particular contract. Because the computation of effective royalty rates requires us to project future revenue, it is inherently subjective as our future revenue projections must anticipate a number of factors, including (1) the total number of titles subject to the contract, (2) the timing of the release of these titles, (3) the number of software units we expect to sell, which can be impacted by a number of variables, including product quality, the timing of the title’s release and competition, and (4) future pricing. Determining the effective royalty rate for our titles is particularly challenging due to the inherent difficulty in predicting the popularity of entertainment products. Accordingly, if our future revenue projections change, our effective royalty rates would change, which could impact the amount and timing of royalty expense we recognize.

Each quarter, we evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of revenue. We evaluate long-lived royalty-based assets for impairment generally using undiscounted cash flows when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts and, therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated.

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

We are also reimbursed by our vendors for certain advertising costs incurred by us that benefit our vendors. Such amounts are recognized as a reduction of marketing and sales expense if the advertising (1) is specific to the vendor, (2) represents an identifiable benefit to us, and (3) represents an incremental cost to us. Otherwise, vendor reimbursements are recognized as a reduction of cost of revenue as the related revenue is recognized. Vendor reimbursements of advertising costs of $39 million, $31 million, and $39 million reduced marketing and sales expense for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. For the fiscal years ended

March 31, 2012, 2011 and 2010, advertising expense, net of vendor reimbursements, totaled approximately $321 million, $312 million, and $326 million, respectively.

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

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Net foreign currency transaction gains (losses) of $(29) million, $12 million, and $(19) million for the fiscal years ended March 31, 2012, 2011 and 2010, respectively, are included in interest and other income, net, in our Consolidated Statements of Operations.

Impact of Recently Issued Accounting Standards

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires one of two alternatives for presenting comprehensive income and eliminates the option to report other comprehensive income and its components as a part of the Consolidated Statements of Stockholders’ Equity. Additionally, ASU 2011-05 requires presentation on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The requirement related to the reclassification adjustments from other comprehensive income to net income was deferred in December 2011, as a result of the issuance of ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05 (Topic 220). The amendments in ASU 2011-05, as amended by ASU 2011-12, do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05, as amended by ASU 2011-12 is effective for fiscal years and interim periods within those years beginning after December 15, 2011 and is to be applied retrospectively. We will adopt ASU 2011-05 during the first quarter of fiscal year 2013. We do not expect the adoption of ASU 2011-05, as amended by ASU 2011-12 to have a material impact on our Consolidated Financial Statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The new disclosures are designed to make financial statements that are prepared under U.S. Generally Accepted Accounting Principles more comparable to those prepared under International Financial Reporting Standards. We are evaluating the impact of ASU 2011-11 on our Consolidated Financial Statements.

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

On January 1, 2012, we adopted the FASB Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. Adoption of this new guidance did not have a material impact on our Consolidated Financial Statements.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2012 and 2011, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

	Unobservable	Unobservable	Unobservable	Unobservable	Unobservable
		Fair Value Measurements at Reporting Date Using
	As of March 31, 2012	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$490	$490	$—	$—	Cash equivalents
Available-for-sale securities:
U.S. Treasury securities	170	170	—	—	Short-term investments and cash equivalents
Corporate bonds	150	—	150	—	Short-term investments
Marketable equity securities	119	119	—	—	Marketable equity securities
U.S. agency securities	116	—	116	—	Short-term investments
Commercial paper	16	—	16	—	Short-term investments and cash equivalents
Deferred compensation plan assets(a)	11	11	—	—	Other assets
Foreign currency derivatives	2	—	2	—	Other current assets

Total assets at fair value	$1,074	$790	$284	$—

Liabilities
Contingent consideration(b)	$112	$—	$—	$112	Accrued and other current liabilities and other liabilities

Total liabilities at fair value	$112	$—	$—	$112

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Contingent Consideration
Balance as of March 31, 2011				$51
Additions				100
Change in fair value(c)				11
Payments (d)				(25)
Reclassification(e)				(25)

Balance as of March 31, 2012				$112

	000000000000	000000000000	000000000000	000000000000	000000000000
		Fair Value Measurements at Reporting Date Using
	As of March 31, 2011	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$774	$774	$—	$—	Cash equivalents
Available-for-sale securities:
Corporate bonds	253	—	253	—	Short-term investments
Marketable equity securities	161	161	—	—	Marketable equity securities
U.S. Treasury securities	129	129	—	—	Short-term investments and cash equivalents
U.S. agency securities	102	—	102	—	Short-term investments
Commercial paper	31	—	31	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	12	12	—	—	Other assets

Total assets at fair value	$1,462	$1,076	$386	$—

Liability
Contingent consideration (b)	$51	$—	$—	$51	Accrued and other current liabilities and other liabilities

Total liability at fair value	$51	$—	$—	$51

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
				Contingent Consideration
Balance as of March 31, 2010				$65
Additions				3
Change in fair value (c)				(17)

Balance as of March 31, 2011				$51

(a)	The deferred compensation plan assets consist of various mutual funds.

(b)

The contingent consideration as of March 31, 2012 represents the estimated fair value of the additional variable cash consideration payable primarily in connection with our acquisitions of PopCap Games, Inc. (“PopCap”), KlickNation Corporation (“KlickNation”), and Chillingo Limited (“Chillingo”) that is contingent upon the achievement of certain performance milestones. The contingent consideration as of March 31, 2011 represents the estimated fair value of the additional variable cash consideration payable primarily in connection with our acquisitions of Playfish Limited (“Playfish”) and Chillingo that is contingent upon the achievement of certain performance milestones. We estimated the fair value of the acquisition-related contingent consideration payable using probability-weighted discounted cash flow models, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligations. During the fiscal year 2012, the discount rate used had a weighted average of 12 percent. During the fiscal year 2011, the discount rate used had a weighted average of 12 percent. The significant unobservable input used in the fair value measurement of the acquisition-related contingent consideration payable are forecasted earnings. Significant changes in forecasted earnings would result in a significantly higher or lower fair value measurement. At March 31, 2012 and 2011, the fair market value of acquisition-related contingent consideration totaled $112 million and $51 million, respectively, compared to a maximum potential payout of $572 million and $110 million, respectively.

(c)	The change in fair value is reported as acquisition-related contingent consideration in our Consolidated Statements of Operations.

(d)

During the fourth quarter of fiscal year 2012, we made a payment of $25 million to settle certain performance milestones achieved through December 31, 2011 in connection with our acquisition of Playfish. See Note 5 and Note 9 for additional information regarding the Playfish acquisition.

(e)

During the fourth quarter of fiscal year 2012, we reclassified $25 million of contingent consideration in connection with our acquisition of Playfish to other current liabilities in our Consolidated Balance Sheet as the contingency was settled. This amount is no longer measured at fair value on a recurring basis and is expected to be paid during the second quarter of fiscal 2013. See Note 5 and Note 9 for additional information regarding the Playfish acquisition.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During fiscal year 2012, our assets that were measured and recorded at fair value on a nonrecurring basis and the related impairments on those assets were as follows (in millions):

		Fair Value Measurements Using
	Net Carrying Value as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Impairments for the Fiscal Year Ended March 31, 2012
		(Level 1)	(Level 2)	(Level 3)
Assets
Acqusition-related intangible assets	$—	$—	$—	$—	$12

Total impairments recorded for non-recurring measurements on assets held as of March 31, 2012					$12

During fiscal year 2012, we became aware of facts and circumstances that indicated that the carrying value of some of our acquisition-related intangible assets were not recoverable. This impairment is included in cost of product revenue on our Consolidated Statement of Operations.

During fiscal year 2011, our assets that were measured and recorded at fair value on a nonrecurring basis and the related impairments on those assets were as follows (in millions):

		Fair Value Measurements Using
	Net Carrying Value as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Impairments for the Fiscal Year Ended March 31, 2011
		(Level 1)	(Level 2)	(Level 3)
Assets
Royalty-based asset	$10	$—	$—	$10	$13

Total impairments recorded for non-recurring measurements on assets held as of March 31, 2011					$13

During fiscal year 2011, we became aware of facts and circumstances that indicated that the carrying value of one of our royalty-based assets was not recoverable. This impairment is included in research and development expenses on our Consolidated Statement of Operations.

(3)  FINANCIAL INSTRUMENTS

Cash and Cash Equivalents

As of March 31, 2012 and 2011, our cash and cash equivalents were $1,293 million and $1,579 million, respectively. Cash equivalents were valued at their carrying amounts as they approximate fair value due to the short maturities of theses financial instruments.

Short-Term Investments

Short-term investments consisted of the following as of March 31, 2012 and 2011 (in millions):

	As of March 31, 2012				As of March 31, 2011
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
U.S. Treasury securities	$166	$—	$—	$166	$124	$—	$—	$124
Corporate bonds	149	1	—	150	252	1	—	253
U.S. agency securities	116	—	—	116	102	—	—	102
Commercial paper	5	—	—	5	18	—	—	18

Short-term investments	$436	$1	$—	$437	$496	$1	$—	$497

We evaluate our investments for impairment quarterly. Factors considered in the review of investments with an unrealized loss include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell the investments, any contractual terms impacting the prepayment or settlement process, as well as if we would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of March 31, 2012 and 2011.

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of March 31, 2012 and 2011 (in millions):

	As of March 31, 2012		As of March 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$207	$207	$214	$214
Due in 1-2 years	123	124	156	157
Due in 2-3 years	106	106	126	126

Short-term investments	$436	$437	$496	$497

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

Marketable equity securities consisted of the following as of March 31, 2012 and 2011 (in millions):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2012	$32	$87	$—	$119
As of March 31, 2011	$32	$129	$—	$161

In April 2007, we expanded our commercial agreements with, and made strategic equity investments in, Neowiz Corporation and a related online gaming company, Neowiz Games. We refer to Neowiz Corporation and Neowiz Games collectively as “Neowiz.” Based in Korea, Neowiz is an online media and gaming company with which we partnered in 2006 to launch EA SPORTS FIFA Online in Korea. We purchased 15 percent of the then-outstanding common shares (representing 15 percent of the voting rights at that time) of Neowiz Corporation and 15 percent of the then-outstanding common shares (representing 15 percent of the voting rights at the time) of Neowiz Games, for approximately $83 million. In addition, we purchased preferred shares of Neowiz, which were classified as other assets on our Consolidated Balance Sheet as of March 31, 2010. During the fourth quarter of fiscal year 2011, we exercised our option to convert all of the preferred shares to common shares. As of March 31, 2012 and 2011, we had an adjusted cost basis in our investment in Neowiz of $32 million due to impairments on the investment recognized in prior years. We did not recognize any impairment charges on our Neowiz common shares during the fiscal years ended March 31, 2012, 2011 and 2010.

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

In May 2007, we entered into a licensing agreement with, and made a strategic equity investment in The9 Limited, a leading online game operator in China. We purchased approximately 15 percent of the outstanding common shares (representing 15 percent of the voting rights at that time) of The9 for approximately $167 million. We began selling this investment in fiscal year 2010 and sold the remaining portion in fiscal year 2011. During the fiscal years ended March 31, 2011 and 2010, we received proceeds of $11 million and $17 million, respectively, from the sale of this investment and realized losses of $3 million and less than $1 million, respectively. Due to various factors, including but not limited to, the extent and duration during which the market prices of these securities had been below adjusted cost and our intent to hold certain securities, we recognized impairment charges attributed to unrealized losses on our investment in The9 that we concluded were other-than-temporary in the amount of $2 million and $26 million during the fiscal years ended March 31, 2011 and 2010, respectively. The realized losses and impairment charges for the fiscal years ended March 31, 2011 and 2010 are included in gains (losses) on strategic investments, net, in our Consolidated Statements of Operations.

0.75% Convertible Senior Notes Due 2016

The following table summarizes the carrying value and fair value of our 0.75% Convertible Senior Notes due 2016 as of March 31, 2012 (in millions):

	As of March 31, 2012
	Carrying Value	Fair Value
0.75% Convertible Senior Notes due 2016	$539	$584

The carrying value of the 0.75% Convertible Senior Notes due 2016 excludes the fair value of the equity conversion feature, which was classified as equity upon issuance, while the fair value is based on quoted market prices for the 0.75% Convertible Senior Notes due 2016, which includes the equity conversion feature. The fair value of the 0.75% Convertible Senior Notes due 2016 is classified as level 2 within the fair value hierarchy. See Note 11 for additional information related to our 0.75% Convertible Senior Notes due 2016.

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

We transact business in various foreign currencies and have significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign currency option contracts, generally with maturities of 15 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in certain foreign currencies. Our cash flow risks are primarily related to fluctuations in the Euro, British pound sterling and Canadian dollar. In addition, we utilize foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts generally have a contractual term of approximately three months or less and are transacted near month-end. At each quarter-end, the fair value of the foreign currency forward contracts generally is not significant. We do not use foreign currency option or foreign currency forward contracts for speculative or trading purposes.

Cash Flow Hedging Activities

Our foreign currency option contracts are designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression analysis, as well as other timing and probability criteria. To qualify for hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income (expense), net, in our Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income (expense), net, in our Consolidated Statements of Operations. During the reporting periods, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified into interest and other income (expense), net. As of March 31, 2012, we had foreign currency option contracts to purchase approximately $74 million in foreign currency and to sell approximately $78 million of foreign currency. All of the foreign currency option contracts outstanding as of March 31, 2012 will mature in the next 12 months. As of March 31, 2011, we had foreign currency option contracts to purchase approximately $40 million in foreign currency and to sell approximately $10 million of foreign currencies.

As of March 31, 2012, these foreign currency option contracts outstanding had a total fair value of $2 million and are included in other current assets. As of March 31, 2011, the fair value of these outstanding foreign currency option contracts was immaterial and are included in other current assets.

The effect of the gains and losses from our foreign currency option contracts in our Consolidated Statements of Operations for the fiscal years ended March 31, 2012, 2011 and 2010 were immaterial.

Balance Sheet Hedging Activities

Our foreign currency forward contracts are not designated as hedging instruments, and are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or accrued and other current liabilities on our Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income, net, in our Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses in the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income, net, in our Consolidated Statements of Operations. As of March 31, 2012, we had foreign currency forward contracts to purchase and sell approximately $242 million in foreign currencies. Of this amount, $197 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $37 million to purchase foreign currency in exchange for U.S. dollars and $8 million to sell foreign currency in exchange for British pound sterling. As of March 31, 2011, we had foreign currency forward contracts to purchase and sell approximately $187 million in foreign currencies. Of this amount, $140 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $31 million to purchase foreign currencies in exchange for U.S. dollars and $16 million to sell foreign currencies in exchange for British pound sterling. The fair value of our foreign currency forward contracts was measured using Level 2 inputs and was immaterial as of March 31, 2012 and 2011.

The effect of foreign currency forward contracts in our Consolidated Statements of Operations for the fiscal years ended March 31, 2012, 2011 and 2010, was as follows (in millions):

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Year Ended March 31,
		2012	2011	2010
Foreign currency forward contracts not designated as hedging instruments	Interest and other income (expense), net	$21	$(12)	$10

(5)  BUSINESS COMBINATIONS

Fiscal Year 2012 Acquisitions

PopCap Games Inc.

In August 2011, we acquired all of the outstanding shares of PopCap for an aggregate purchase price of approximately (1) $645 million in cash and (2) $87 million in privately-placed shares of our common stock to the founders and chief executive officer of PopCap. In addition, we agreed to grant over a four year period to PopCap’s employees up to $50 million in long-term equity retention arrangements in the form of restricted stock unit awards and options to acquire our common stock. These awards and options are accounted for as stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. PopCap is a leading developer of games for mobile phones, tablets, PCs, and social network sites. This acquisition strengthens our participation in casual gaming and contributes to the growth of our digital product offerings.

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

In addition, we may be required to pay additional variable cash consideration that is contingent upon the achievement of certain performance milestones through December 31, 2013 and is limited to a maximum of $550 million based on achievement of certain non-GAAP earnings targets before interest and tax. At the upper end of the earn-out, the performance targets for earnings before income and taxes (“EBIT”) are approximately $343 million in aggregate PopCap stand-alone EBIT generated over the two-year period ending December 31, 2013. The estimated fair value of the contingent consideration arrangement at the acquisition date was $95 million. We estimated the fair value of the contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation.

The final allocation of the purchase price was completed during the third quarter of fiscal year 2012. The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition (in millions):

Current assets	$62
Property and equipment, net	6
Goodwill	563
Finite-lived intangible assets	302
Contingent consideration	(95)
Deferred income taxes, net	(51)
Other liabilities	(55)

Total purchase price	$732

All of the goodwill is assigned to our EA Labels operating segment. None of the goodwill recognized upon acquisition is deductible for tax purposes. See Note 6 for additional information related to the changes in the carrying amount of goodwill and Note 18 for segment information.

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

There were six in-process research and development projects acquired as of the acquisition date each with $4 million or less of assigned fair value and $15 million of aggregate fair value. Additionally each project had less than $2 million of estimated costs to complete and $5 million aggregate cost to complete. As of the acquisition date, the weighted-average estimated percentage completion of all six projects combined was 36 percent. Benefits from the development efforts have begun to be received in the fourth quarter of fiscal year 2012 and the remaining development efforts are expected to be completed in fiscal year 2013.

The results of operations of PopCap and the estimated fair market values of the assets acquired and liabilities assumed have been included in our Consolidated Financial Statements since the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our Consolidated Statements of Operations.

KlickNation and Other Fiscal 2012 Acquisitions

In November 2011, we acquired KlickNation, a developer of social role-playing games. During the fiscal year ended March 31, 2012, we completed three other acquisitions. These business combinations were completed for total cash consideration of approximately $55 million. These acquisitions were not material to our Consolidated Balance Sheets and Statements of Operations. The results of operations and the estimated fair value of the acquired assets and assumed liabilities have been included in our Consolidated Financial Statements since the date of the acquisitions. See Note 6 for information regarding goodwill and acquisition-related intangible assets. Pro forma results of operations have not been presented because the effect of the acquisitions was not material to our Consolidated Statements of Operations.

Fiscal Year 2011 Acquisition

In October 2010, we acquired all of the outstanding shares of Chillingo in cash. Chillingo publishes games and software for various mobile platforms. In addition, in connection and with the acquisition, we will pay additional variable cash contingent upon the achievement of certain performance milestones through March 31, 2014. We paid $4 million related to this arrangement during the first quarter of fiscal year 2013. This acquisition did not have a significant impact on our Consolidated Financial Statements.

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

In addition, we were required to pay additional variable cash consideration that was contingent upon the achievement of certain performance milestones through December 31, 2011 and was limited to a maximum of $100 million based on tiered revenue targets. In connection with this arrangement, we paid $25 million during the fourth quarter of fiscal year 2012. We expect to pay an additional $25 million during the second quarter of fiscal year 2013.

The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition (in millions):

Current assets	$32
Deferred income taxes, net	20
Property and equipment, net	1
Goodwill	274
Finite-lived intangibles assets	53
Contingent consideration	(63)
Other liabilities	(9)

Total purchase price	$308

All of the goodwill was initially assigned to our Playfish operating segment, and subsequently assigned to our EA Labels operating segment. None of the goodwill recognized upon acquisition is deductible for tax purposes. See Note 6 for additional information related to the changes in the carrying amount of goodwill and Note 18 for segment information.

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

The results of operations of Playfish and the estimated fair market values of the assets acquired and liabilities assumed have been included in our Consolidated Financial Statements since the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our Consolidated Statements of Operations.

Other Fiscal Year 2010 Acquisitions

During the fiscal year ended March 31, 2010, we completed three additional acquisitions that did not have a significant impact on our Consolidated Financial Statements.

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET

The changes in the carrying amount of goodwill are as follows (in millions):

EA Labels Segment
As of March 31, 2011
Goodwill	$1,478
Accumulated impairment	(368)

1,110

Goodwill acquired	610
Effects of foreign currency translation	(2)

As of March 31, 2012
Goodwill	2,086
Accumulated impairment	(368)

$1,718

Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, acquiring a talented workforce, and cost saving opportunities. Goodwill is not amortized, but rather subject to at least an annual assessment for impairment by applying a fair value-based test.

During the fiscal years ended March 31, 2012, 2011 and 2010, we found no indicators of impairment of our recorded goodwill and as such, we did not recognize an impairment charge on goodwill in fiscal years 2012, 2011 and 2010.

Acquisition-related intangible assets, net of accumulated amortization, as of March 31, 2012 and 2011, were $369 million and $144 million, respectively, and include costs for obtaining (1) developed and core technology, (2) trade names and trademarks, (3) carrier contracts and related, (4) registered user base and other intangibles, and (5) in-process research and development.

Amortization of intangibles for the fiscal years ended March 31 2012, 2011 and 2010 are classified in the Consolidated Statement of Operations as follows (in millions):

	Year Ended March 31,
	2012	2011	2010
Cost of product	$35	$9	$7
Cost of service and other	17	3	3
Research and development	43	57	53

Total	$95	$69	$63

Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to fourteen years. As of March 31, 2012 and 2011, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 5.7 and 5.1 years for each period, respectively.

Acquisition-related intangibles, consisted of the following (in millions):

	As of March 31, 2012			As of March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$518	$(229)	$289	$259	$(180)	$79
Trade names and trademarks	131	(84)	47	90	(70)	20
Registered user base and other intangibles	90	(80)	10	86	(64)	22
Carrier contracts and related	85	(67)	18	85	(62)	23
In-process research and development	10	(5)	5	—	—	—

Total	$834	$(465)	$369	$520	$(376)	$144

As of March 31, 2012, future amortization of finite-lived intangibles that will be recorded in cost of revenue and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2013	$78
2014	67
2015	62
2016	50
2017	42
Thereafter	70

Total	$369

(7) RESTRUCTURING AND OTHER CHARGES

Restructuring and other restructuring plan-related information as of March 31, 2012 was as follows (in millions):

	Fiscal 2011 Restructuring		Fiscal 2010 Restructuring			Fiscal 2009 Restructuring		Other Restructurings and Reorganization
	Workforce	Other	Workforce	Facilities- related	Other	Workforce	Facilities- related	Facilities- related	Other	Total
Balances as of March 31, 2009	—	—	—	—	—	8	5	7	3	23
Charges to operations	—	—	62	22	32	1	13	3	7	140
Charges settled in cash	—	—	(29)	(2)	(1)	(9)	(11)	—	(10)	(62)
Charges settled in non-cash	—	—	(25)	(9)	(24)	—	(4)	(3)	—	(65)
Accrual reclassification	—	—	—	—	—	—	—	(7)	—	(7)

Balances as of March 31, 2010	—	—	8	11	7	—	3	—	—	29
Charges to operations	13	135	—	—	13	—	—	—	—	161
Charges settled in cash	(8)	(32)	(8)	(6)	(15)	—	(1)	—	—	(70)
Charges settled in non-cash	(2)	(2)	—	1	—	—	—	—	—	(3)

Balances as of March 31, 2011	3	101	—	6	5	—	2	—	—	117
Charges to operations	(1)	21	—	(2)	8	—	—	(10)	—	16
Charges settled in cash	(2)	(47)	—	(3)	(13)	—	—	10	—	(55)

Balances as of March 31, 2012	$—	$75	$—	$1	$—	$—	$2	$—	$—	$78

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

As part of our fiscal 2011 restructuring plan, we amended certain license agreements to terminate certain rights we previously had to use the licensors’ intellectual property. However, under these agreements we continue to be obligated to pay the contractual minimum royalty-based commitments set forth in the original agreements. Accordingly, we recognized losses and impairments of $123 million representing (1) the net present value of the estimated payments related to terminating these rights and (2) writing down assets associated with these agreements to their approximate fair value. In addition, for one agreement, the actual amount of the loss is variable and subject to periodic adjustments as it is dependent upon the actual revenue we generate from the games. Because the loss for one agreement will be paid in installments through June 2016, our accrued loss was computed using the effective interest method. We currently estimate recognizing in future periods through June 2016, approximately $13 million for the accretion of interest expense related to this obligation. This interest expense will be included in restructuring and other charges in our Consolidated Statement of Operations.

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

Since the inception of the fiscal 2011 restructuring plan through March 31, 2012, we have incurred charges of $168 million, consisting of (1) $125 million related to the amendment of certain licensing agreements and other intangible asset impairment costs, (2) $31 million related to the amendment of certain developer agreements, and (3) $12 million in employee-related expenses. The $75 million restructuring accrual as of March 31, 2012 related to the fiscal 2011 restructuring is expected to be settled by June 2016. In fiscal year 2013 and thereafter, we anticipate incurring $13 million of restructuring charges related to the fiscal 2011 restructuring resulting from interest expense accretion.

Overall, including $168 million in charges incurred through March 31, 2012, we expect to incur total cash and non-cash charges between $180 million and $185 million by June 2016. These charges will consist primarily of (1) charges, including accretion of interest expense, related to the amendment of certain licensing and developer agreements and other intangible asset impairment costs (approximately $170 million) and (2) employee-related costs ($12 million).

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

Since the inception of the fiscal 2010 restructuring plan through March 31, 2012, we have incurred charges of $135 million, consisting of (1) $62 million in employee-related expenses, (2) $53 million related to intangible asset impairment costs, abandoned rights to intellectual property, and other costs to assist in the reorganization of our business support functions, and (3) $20 million related to the closure of certain of our facilities. We do not expect to incur any additional restructuring charges under this plan. The $1 million restructuring accrual as of March 31, 2012 related to the fiscal 2010 restructuring is expected to be settled by February 2013.

Fiscal 2009 Restructuring

In fiscal year 2009, we announced a cost reduction plan as a result of our performance combined with the economic environment. This plan included a narrowing of our product portfolio, a reduction in our worldwide workforce of approximately 11 percent, or 1,100 employees, the closure of 10 facilities, and reductions in other variable costs and capital expenditures.

Since the inception of the fiscal 2009 restructuring plan through March 31, 2012, we have incurred charges of $55 million, consisting of (1) $33 million in employee-related expenses, (2) $20 million related to the closure of certain of our facilities, and (3) $2 million related to asset impairments. We do not expect to incur any additional restructuring charges under this plan. The restructuring accrual of $2 million as of March 31, 2012 related to the fiscal 2009 restructuring is expected to be settled by September 2016.

Other Restructurings and Reorganization

We also engaged in various other restructurings and a reorganization based on management decisions made prior to April 1, 2008. From April 1, 2008 through March 31, 2012, $31 million in cash has been paid out under these restructuring plans. In December 2007, we commenced marketing our facility in Chertsey, England for sale related to our 2008 reorganization. In August 2011, we completed the sale of our facility in Chertsey, England for $26 million and recognized a gain of $10 million. The gain is included in restructuring and other charges on our Consolidated Statement of Operations for the fiscal year ended March 31, 2012.

Fiscal 2013 Restructuring

On May 7, 2012, we announced a plan of restructuring to align our cost structure with our ongoing digital transformation. Under this plan, we anticipate reducing our workforce and incurring other costs. We expect the majority of these actions to be completed by September 30, 2012.

In connection with this plan, we anticipate incurring approximately $40 million in total costs, of which approximately $31 million will result in future cash expenditures. All of these charges are expected to occur during the fiscal year ending March 31, 2013. These costs will consist of severance and other employee-related costs (approximately $23 million), license termination costs (approximately $11 million) and other costs (approximately $6 million).

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

Royalty-based obligations with content licensors and distribution affiliates are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of revenue generally at the greater of the contractual rate or an effective royalty rate based on the total projected net revenue for contracts with guaranteed minimums. Prepayments made to thinly capitalized independent software developers and co-publishing affiliates are generally made in connection with the development of a particular product and, therefore, we are generally subject to development risk prior to the release of the product. Accordingly, payments that are due prior to completion of a product are generally expensed to research and development over the development period as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of revenue.

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

Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of revenue. We evaluate long-lived royalty-based assets for impairment generally using undiscounted cash flows when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts and, therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated. During fiscal year 2012, we recognized losses of $21 million, representing an adjustment to our fiscal 2011 restructuring. During fiscal year 2011, we recognized losses of $85 million, inclusive of $75 million related to the fiscal 2011 restructuring, on previously unrecognized minimum royalty-based commitments. In addition, we recognized impairment charges of $40 million, inclusive of $27 million related to the fiscal 2011 restructuring, on royalty-based assets. During fiscal year 2010, we recognized impairment charges of $10 million, inclusive of $9 million related to the fiscal 2010 restructuring, on royalty-based assets. The losses and impairment charges related to restructuring and other restructuring plan-related activities are presented in Note 7 of the Notes to Consolidated Financial Statements.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of March 31,
	2012	2011
Other current assets	$85	$89
Other assets	102	22

Royalty-related assets	$187	$111

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

	As of March 31,
	2012	2011
Accrued and other current liabilities	$121	$136
Other liabilities	52	61

Royalty-related liabilities	$173	$197

As of March 31, 2012, $75 million of restructuring accruals related to the fiscal 2011 restructuring plan is included in royalty-related liabilities in the table above. See Note 7 for details of restructuring and other restructuring plan-related activities and Note 9 for the details of our accrued and other current liabilities.

In addition, as of March 31, 2012, we were committed to pay approximately $810 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Consolidated Financial Statements.

(9)  BALANCE SHEET DETAILS

Inventories

Inventories as of March 31, 2012 and 2011 consisted of (in millions):

	As of March 31,
	2012	2011
Raw materials and work in process	$—	$8
Finished goods	59	69

Inventories	$59	$77

Property and Equipment, Net

Property and equipment, net, as of March 31, 2012 and 2011 consisted of (in millions):

	As of March 31,
	2012	2011
Computer equipment and software	$575	$504
Buildings	339	355
Leasehold improvements	121	105
Office equipment, furniture and fixtures	72	67
Land	64	66
Warehouse equipment and other	10	10
Construction in progress	38	20

	1,219	1,127
Less accumulated depreciation	(651)	(614)

Property and equipment, net	$568	$513

Depreciation expense associated with property and equipment was $102 million, $104 million and $123 million for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

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

Acquisition-Related Restricted Cash Included in Other Current Assets

Included in other current assets on our Consolidated Balance Sheets as of March 31, 2012 and 2011 was $31 million and $100 million, respectively, of acquisition-related restricted cash. In connection with our acquisition of Playfish in fiscal year 2010, we deposited $100 million into an escrow account to pay the former shareholders of Playfish in the event certain performance milestones were achieved through December 31, 2011. As a result of certain milestone achievements through December 31, 2011, we paid $25 million in the fourth quarter of fiscal 2012 and expect to pay an additional $25 million in the second quarter of fiscal 2013. We have reclassified the remaining $50 million to cash and cash equivalents. In connection with our acquisition of PopCap in August 2011, we acquired $6 million of additional restricted cash held in an escrow account in the event certain liabilities become due. As these deposits are restricted in nature, they are excluded from cash and cash equivalents.

Accrued and Other Current Liabilities

Accrued and other current liabilities as of March 31, 2012 and 2011 consisted of (in millions):

	As of March 31,
	2012	2011
Other accrued expenses	$441	$359
Accrued compensation and benefits	233	232
Accrued royalties	98	96
Deferred net revenue (other)	85	81

Accrued and other current liabilities	$857	$768

Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements and other revenue for which revenue recognition criteria has not been met.

Deferred Net Revenue (Packaged Goods and Digital Content)

Deferred net revenue (packaged goods and digital content) was $1,048 million and $1,005 million as of March 31, 2012 and 2011, respectively. Deferred net revenue (packaged goods and digital content) includes the unrecognized revenue from (1) bundled sales of certain online-enabled packaged goods and digital content for which either we do not have VSOE for the online service that we provide in connection with the sale of the software or we have an obligation to provide future incremental unspecified digital content, (2) certain packaged goods sales of MMO role-playing games, and (3) sales of certain incremental content associated with our core subscription services that can only be played online, which are types of “micro-transactions.” We recognize revenue from sales of online-enabled packaged goods and digital content for which (1) we do not have VSOE for the online service that we provided in connection with the sale and (2) we have an obligation to deliver incremental unspecified digital content in the future without an additional fee on a straight-line basis generally over an estimated six-month period beginning in the month after delivery. However, we expense the cost of revenue related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

(10)  INCOME TAXES

The components of our income (loss) before benefit from income taxes for the fiscal years ended March 31, 2012, 2011 and 2010 are as follows (in millions):

	Year Ended March 31,
	2012	2011	2010
Domestic	$(51)	$(189)	$(501)
Foreign	69	(90)	(205)

Income (loss) before benefit from income taxes	$18	$(279)	$(706)

Benefit from income taxes for the fiscal years ended March 31, 2012, 2011 and 2010 consisted of (in millions):
	Current	Deferred	Total
Year Ended March 31, 2012
Federal	$36	$(89)	$(53)
State	3	(2)	1
Foreign	(11)	5	(6)

	$28	$(86)	$(58)

Year Ended March 31, 2011
Federal	$(23)	$2	$(21)
State	(6)	3	(3)
Foreign	23	(2)	21

	$(6)	$3	$(3)

Year Ended March 31, 2010
Federal	$(8)	$(57)	$(65)
State	2	(4)	(2)
Foreign	27	11	38

	$21	$(50)	$(29)

The differences between the statutory tax expense (benefit) rate and our effective tax expense rate, expressed as a percentage of income (loss) before benefit from income taxes, for the fiscal years ended March 31, 2012, 2011 and 2010 were as follows:

	Year Ended March 31,
	2012	2011	2010
Statutory federal tax expense (benefit) rate	35.0%	(35.0%)	(35.0%)
State taxes, net of federal benefit	(33.5%)	(5.8%)	(3.4%)
Differences between statutory rate and foreign effective tax rate	(33.5%)	12.3%	4.2%
Valuation allowance	(195.1%)	23.7%	17.2%
Research and development credits	(39.2%)	(2.4%)	(1.1%)
Non-deductible acquisition-related costs and tax expense from integration restructurings	16.7%	—	8.2%
Differences between book and tax loss on strategic investments	—	(8.6%)	—
Expiration of statutes of limitations	(266.8%)	—	—
Non-deductible stock-based compensation	205.6%	12.1%	5.0%
Other	(11.4%)	2.6%	0.8%

Effective tax benefit rate	(322.2%)	(1.1%)	(4.1%)

Undistributed earnings of our foreign subsidiaries amounted to approximately $1,415 million as of March 31, 2012. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The components of net deferred tax assets, as of March 31, 2012 and 2011 consisted of (in millions):

	As of March 31,
	2012	2011
Deferred tax assets:
Accruals, reserves and other expenses	$182	$178
Tax credit carryforwards	201	181
Stock-based compensation	49	66
Amortization	—	12
Unrealized gain on marketable equity securities	14	—
Net operating loss & capital loss carryforwards	273	234

Total	719	671
Valuation allowance	(487)	(515)

Deferred tax assets, net of valuation allowance	232	156

Deferred tax liabilities:
Depreciation	(19)	(7)
State effect on federal taxes	(52)	(56)
Amortization	(44)	—
Unrealized gain on marketable equity securities	—	(3)
Prepaids and other liabilities	(22)	(27)

Total	(137)	(93)

Deferred tax assets, net of valuation allowance and deferred tax liabilities	$95	$63

The valuation allowance decreased by $28 million in fiscal year 2012, primarily due to the decrease in net deferred tax assets as a result of the PopCap and KlickNation acquisitions.

As of March 31, 2012, we have federal net operating loss (“NOL”) carry forwards of approximately $550 million of which approximately $216 million is attributable to various acquired companies. These acquired net operating loss carry forwards are subject to an annual limitation under Internal Revenue Code Section 382. The federal NOL, if not fully realized, will begin to expire in 2028. Furthermore, we have state net loss carry forwards of approximately $727 million of which approximately $139 million is attributable to various acquired companies. The state NOL, if not fully realized, will begin to expire in 2016. We also have U.S. federal, California and Canada tax credit carry forwards of $104 million, $103 million and $30 million, respectively. The U.S. federal tax credit carry forwards will begin to expire in 2016. The California and Canada tax credit carry forwards can be carried forward indefinitely.

The total unrecognized tax benefits as of March 31, 2012 and 2011 were $274 million and $273 million, respectively. Of these amounts, $43 million and $37 million of liabilities would be offset by prior cash deposits to tax authorities for issues pending resolution as of March 31, 2012 and 2011, respectively. A reconciliation of the beginning and ending balance of unrecognized tax benefits is summarized as follows (in millions):

Balance as of March 31, 2010	$278
Increases in unrecognized tax benefits related to prior year tax positions	9
Decreases in unrecognized tax benefits related to prior year tax positions	(41)
Increases in unrecognized tax benefits related to current year tax positions	46
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(14)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(12)
Changes in unrecognized tax benefits due to foreign currency translation	7

Balance as of March 31, 2011	273

Increases in unrecognized tax benefits related to prior year tax positions	7
Decreases in unrecognized tax benefits related to prior year tax positions	(4)
Increases in unrecognized tax benefits related to current year tax positions	58
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(1)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(54)
Changes in unrecognized tax benefits due to foreign currency translation	(5)

Balance as of March 31, 2012	$274

During the fiscal year ended March 31, 2011 we reached a final settlement with the Internal Revenue Service (“IRS”) for the fiscal years 2000 through 2005. As a result, we recorded approximately $22 million of previously unrecognized tax benefits and reduced our accrual for interest by approximately $10 million.

A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of March 31, 2012, approximately $98 million of the unrecognized tax benefits would affect our effective tax rate and approximately $163 million would result in corresponding adjustments to the deferred tax valuation allowance. As of March 31, 2011, approximately $137 million of the unrecognized tax benefits would affect our effective tax rate and approximately $123 million would result in adjustments to deferred tax valuation allowance.

Interest and penalties related to estimated obligations for tax positions taken in our tax returns are recognized in income tax expense in our Consolidated Statements of Operations. The combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current other liabilities was approximately $21 million as of March 31, 2012, as compared to $24 million as of March 31, 2011. Accrued interest expense related to estimated obligations for unrecognized tax benefits decreased by approximately $3 million during fiscal year 2012. There is no material change in accrued penalties during fiscal year 2012.

We file income tax returns in the United States, including various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions, including Canada, France, Germany, Switzerland and the United Kingdom. The IRS has completed its examination of our federal income tax returns through fiscal year 2005, and is currently examining our fiscal years 2006, 2007 and 2008 tax returns. We are also currently under income tax examination in Canada for fiscal years 2004 and 2005, and in France for fiscal years 2006 through 2007. We remain subject to income tax examination for several other jurisdictions including Canada for fiscal years after 2005, in France for fiscal years after 2008, in Germany for fiscal years after 2007, in the United Kingdom for fiscal years after 2010, and in Switzerland for fiscal years after 2007.

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

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $80 million of unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect the Company’s income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

(11)  FINANCING ARRANGEMENT

0.75% Convertible Senior Notes Due 2016

In July 2011, we issued $632.5 million aggregate principal amount of 0.75% Convertible Senior Notes due 2016 (the “Notes”). The Notes are senior unsecured obligations which pay interest semi-annually in arrears at a rate of 0.75 percent per annum on January 15 and July 15 of each year, beginning on January 15, 2012 and will mature on July 15, 2016, unless earlier purchased or converted in accordance with their terms prior to such date. The Notes are senior in right of payment to any unsecured indebtedness that is expressly subordinated in right of payment to the Notes.

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

The carrying values of the liability and equity components of the Notes are reflected in our Consolidated Balance Sheets as follows (in millions):

As of March 31, 2012
Principal amount of Notes	$633
Unamortized discount of the liability component	(94)

Net carrying amount of Notes	$539

Equity component, net	$105

Interest expense recognized related to the Notes are as follows (in millions):
Year Ended March 31, 2012
Amortization of debt discount	$14
Amortization of debt issuance costs	2
Coupon interest expense	3

Total interest expense related to Notes	$19

As of March 31, 2012, the remaining life of the Notes is 4.3 years.

Convertible Note Hedge and Warrants Issuance

In addition, in July 2011, we entered into privately-negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provide us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock at a strike price of $31.74, which corresponds to the conversion price of the Notes and is equal to the number of shares of our common stock that notionally underlie the Notes. As of March 31, 2012, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge, which was recorded as an equity transaction.

Separately, we have also entered into privately-negotiated warrant transactions with the certain counterparties whereby we sold to independent third parties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments that are substantially the same as the anti-dilution provisions contained in the Notes, up to 19.9 million shares of our common stock (which is also equal to the number of shares of our common stock that notionally underlie the Notes), with a strike price of $41.14. The Warrants could have a dilutive effect with respect to our common stock to the extent that the market price per share of its common stock exceeds $41.14 on or prior to the expiration date of the Warrants. We received proceeds of $65 million from the sale of the Warrants.

(12)  COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of March 31, 2012, we leased certain of our current facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities. See Note 9 regarding the purchase of our Redwood Shores headquarters facilities on July 13, 2009.

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

The following table summarizes our unrecognized minimum contractual obligations as of March 31, 2012 (in millions):

	Contractual Obligations
Fiscal Year Ending March 31,	Leases(a)	Developer/ Licensor Commitments	Marketing	Covertible Notes Interest(b)	Other Purchase Obligations	Total
2013	$54	$158	$52	$5	$15	$284
2014	48	123	51	5	7	234
2015	40	116	32	5	—	193
2016	28	166	33	5	—	232
2017	15	8	18	2	—	43
Thereafter	26	239	77	—	—	342

Total	$211	$810	$263	$22	$22	$1,328

(a)

Lease commitments have not been reduced by minimum sub-lease rentals for unutilized office space resulting from our reorganization activities of approximately $7 million due in the future under non-cancelable sub-leases.

(b)

In addition to the interest payments reflected in the table above, we will be obligated to pay the $632.5 million principal amount of the 0.75% Convertible Senior Notes due 2016 and any excess conversion value in shares of our common stock upon redemption after the maturity of the Notes on July 15, 2016 or earlier. See Note 11 for additional information related to our 0.75% Convertible Senior Notes due 2016.

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

In addition to what is included in the table above as of March 31, 2012, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $251 million, of which approximately $43 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

In addition to what is included in the table above as of March 31, 2012, primarily in connection with our PopCap, KlickNation, and Chillingo acquisitions, we may be required to pay an additional $572 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2015. As of March 31, 2012, we have accrued $112 million of contingent consideration on our Consolidated Balance Sheet representing the estimated fair value of the contingent consideration.

Total rent expense for all operating leases was $139 million, $96 million and $91 million, for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

Legal Proceedings

In June 2008, Geoffrey Pecover filed an antitrust class action in the United States District Court for the Northern District of California, alleging that EA obtained an illegal monopoly in a discreet antitrust market that consists of “league-branded football simulation video games” by bidding for, and winning, exclusive licenses with the NFL, Collegiate Licensing Company and Arena Football League. In December 20, 2010, the district court granted the plaintiffs’ request to certify a class of plaintiffs consisting of all consumers who purchased EA’s Madden NFL, NCAA Football or Arena Football video games after 2005. The court has set a trial date for October 2012. The complaint seeks compensatory damages. The parties initiated settlement negotiations in May 2012 and subsequently reached a non-binding settlement in principle; however, no settlement agreement has been approved by the court as of the date of this filing. As a result, we recognized a $27 million accrual in the fourth quarter of fiscal 2012 associated with the potential settlement.

We are also subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our Consolidated Financial Statements.

(13)  PREFERRED STOCK

As of March 31, 2012 and 2011, we had 10,000,000 shares of preferred stock authorized but unissued. The rights, preferences, and restrictions of the preferred stock may be designated by our Board of Directors without further action by our stockholders.

(14)  STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

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

The estimated assumptions used in the Black-Scholes valuation model to value our stock option grants and ESPP were as follows:

	Stock Option Grants			ESPP
	Year Ended March 31,			Year Ended March 31,
	2012	2011	2010	2012	2011	2010
Risk-free interest rate	0.4 - 1.8%	0.3 - 2.6%	1.4 - 3.1%	0.1 - 0.2%	0.2 - 0.3%	0.2 - 0.4%
Expected volatility	40 - 46%	39 - 45%	40 - 48%	39 - 41%	34 - 38%	35 - 57%
Weighted-average volatility	43%	42%	45%	41%	36%	39%
Expected term	4.4 years	4.2 years	4.2 years	6-12 months	6-12 months	6-12 months
Expected dividends	None	None	None	None	None	None

The estimated assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

Year Ended March 31, 2012
Risk-free interest rate	0.2 - 0.6%
Expected volatility	14 - 83%
Weighted-average volatility	35%
Expected dividends	None

There were no market-based restricted stock units granted during the fiscal years ended March 31, 2011 and 2010.

Stock-Based Compensation Expense

Employee stock-based compensation expense recognized during the fiscal years ended March 31, 2012, 2011 and 2010 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and the ESPP included in our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2012	2011	2010
Cost of revenue	$2	$2	$2
Marketing and sales	26	21	16
General and administrative	36	40	33
Research and development	106	111	110
Restructuring and other charges	—	2	26

Stock-based compensation expense	$170	$176	$187

During the fiscal years ended March 31, 2012, 2011 and 2010, we did not recognize any provision for or benefit from income taxes related to our stock-based compensation expense.

As of March 31, 2012, our total unrecognized compensation cost related to stock options was $12 million and is expected to be recognized over a weighted-average service period of 2.0 years. As of March 31, 2012, our total unrecognized compensation cost related to restricted stock and restricted stock units (collectively referred to as “restricted stock rights”) was $293 million and is expected to be recognized over a weighted-average service period of 2.0 years. During the fiscal year ended March 31, 2012, we determined that the performance criteria for certain performance-based restricted stock units was improbable of achievement and accordingly reversed stock-based compensation expense of $7 million previously recognized within our Consolidated Statement of Operations. As the criteria for these certain performance-based restricted stock was improbable of achievement, the related unrecognized compensation cost is excluded from the total unrecognized compensation cost related to restricted stock rights as of March 31, 2012.

For fiscal year ended March 31, 2012, we recognized $3 million of tax benefits from the exercise of stock options, net of $1 million of deferred tax write-offs; of this amount $4 million of excess tax benefit related to stock-based compensation was reported in the financing activities on our Consolidated Statements of Cash Flows. For the fiscal year ended March 31, 2011, we recognized $2 million of tax expense from the exercise of stock options, net of $3 million of deferred tax write-offs; of this amount $1 million of excess tax benefit related to stock-based compensation was reported in the financing activities on our Consolidated Statements of Cash Flows. For the fiscal year ended March 31, 2010, we recognized $14 million of tax benefits from the exercise of stock options for which we did not have any deferred tax asset write-offs; all of which represented excess tax benefits related to stock-based compensation and was reported in financing activities.

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

We also have options outstanding that were granted under the VG Holding Corp. 2005 Stock Incentive Plan (the “VGH 2005 Plan”), which we assumed in connection with our acquisition of VGH.

In connection with our acquisition of VGH, we also established the 2007 Electronic Arts VGH Acquisition Inducement Award Plan (the “VGH Inducement Plan”), which allowed us to grant restricted stock units to service providers, who were employees of VGH or a subsidiary of VGH immediately prior to the consummation of the acquisition and who became employees of EA following the acquisition. The restricted stock units granted under the VGH Inducement Plan vest pursuant to either (1) time-based vesting schedules over a period of up to four years or (2) the achievement of pre-determined performance-based milestones, and in all cases are subject to earlier vesting in the event we terminate a recipient’s employment without “cause” or the recipient terminates employment for “good reason.” All remaining awards either vested or were cancelled during fiscal 2012. We do not intend to grant any further awards under the VGH Inducement Plan.

In addition, in connection with our acquisition of VGH, in exchange for outstanding stock options and restricted stock, we granted service-based non-interest bearing notes payable solely in shares of our common stock to certain employees of VGH, who became employees of EA following the acquisition. These notes payable vest over a period of four years, subject to earlier vesting in the event we terminate a recipient’s employment without “cause” or the recipient terminates employment for “good reason.” All notes payable vested during fiscal 2012.

Options granted under the Equity Plan generally expire ten years from the date of grant and are generally exercisable as to 24 percent of the shares after 12 months, and then ratably over the following 38 months. The material terms of options granted under the VGH 2005 Plan are similar to our Equity Plan.

At our Annual Meeting of Stockholders, held on July 28, 2011, our stockholders approved an amendment to our 2000 Equity Incentive Plan (the “Equity Plan”) to increase the number of shares authorized for issuance under the Equity Plan by 10 million shares. A total of 14.7 million options or 10.3 million restricted stock units were available for grant under our Equity Plan as of March 31, 2012.

Stock Options

The following table summarizes our stock option activity for the fiscal year ended March 31, 2012:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2011	12,899	$31.39
Granted	470	20.54
Exercised	(1,295)	19.18
Forfeited, cancelled or expired	(2,300)	24.22

Outstanding as of March 31, 2012	9,774	34.17

Vested and expected to vest	9,690	$34.31	4.7	$1

Exercisable	8,490	$35.37	4.3	$1

As of March 31, 2012, the weighted-average contractual term for our stock options outstanding was 4.7 years and the aggregate intrinsic value of our stock options outstanding was $1 million. The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of March 31, 2012, which would have been received by the option holders had all the option holders exercised their options as of that date. The weighted-average grant date fair values of stock options granted during fiscal years 2012, 2011 and 2010 were $7.27, $6.03 and $7.81, respectively. The total intrinsic values of stock options exercised during fiscal years 2012, 2011 and 2010 were $4 million, $1 million and $3 million, respectively. The total estimated fair values (determined as of the grant date) of stock options vested during fiscal years 2012, 2011 and 2010 were $15 million, $24 million and $26 million, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.

The following table summarizes outstanding and exercisable stock options as of March 31, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares (in thousands)	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Prices	Potential Dilution	Number of Shares (in thousands)	Weighted- Average Exercise Prices	Potential Dilution
$2.61-$19.99	2,676	6.66	$17.16	0.8%	2,211	$16.88	0.7%
20.00-39.99	3,227	4.65	24.95	1.1%	2,686	25.75	0.9%
40.00-59.99	3,157	3.65	51.15	1.0%	2,879	51.28	0.9%
60.00-65.93	714	2.04	64.67	0.2%	714	64.67	0.2%

$2.61-$65.93	9,774	4.69	34.17	3.1%	8,490	35.37	2.7%

Potential dilution is computed by dividing the options in the related range of exercise prices by 320 million shares of common stock, which were issued and outstanding as of March 31, 2012.

Restricted Stock Rights

We grant restricted stock rights under our Equity Plan to employees worldwide (except in certain countries where doing so is not feasible due to local legal requirements). Restricted stock units entitle holders to receive shares of common stock at the end of a specified period of time. Upon vesting, the equivalent number of common shares is typically issued net of required tax withholdings, if any. Restricted stock is issued and outstanding upon grant; however, restricted stock award holders are restricted from selling the shares until they vest. Upon granting or vesting of restricted stock, as the case may be, we will typically withhold shares to satisfy tax withholding requirements. Restricted stock rights are subject to forfeiture and transfer restrictions. Vesting for restricted stock rights is based on the holders’ continued employment with us. If the vesting conditions are not met, unvested restricted stock rights will be forfeited. Generally, our restricted stock rights vest according to one of the following vesting schedules:

•	Three-year vesting with 1/3 cliff vesting at the end of each year;

•	Four-year vesting with 1/4 cliff vesting at the end of each year;

•	Three-year vesting with 1/4 cliff vesting at the end of each of the first and second years, and 1/2 cliff vesting at the end of the third year;

•	Five-year vesting with 1/9, 2/9, 3/9, 2/9 and 1/9 of the shares cliff vesting respectively at the end of each of the 1st, 2nd, 3rd, 4th, and 5th years;

•	Two-year vesting with 1/2 cliff vesting at the end of each year;

•	35 month vesting with 1/3 cliff vesting after 11, 23 and 35 months or;

•	One-year vesting with 100% cliff vesting at the end of one year.

Each restricted stock right granted reduces the number of shares available for grant by 1.43 shares under our Equity Plan. The following table summarizes our restricted stock rights activity, excluding performance-based restricted stock unit activity which is discussed below, for the fiscal year ended March 31, 2012:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Balance as of March 31, 2011	13,971	$22.01
Granted	11,478	21.38
Vested	(6,707)	24.63
Forfeited or cancelled	(2,419)	20.42

Balance as of March 31, 2012	16,323	20.73

The weighted-average grant date fair value of restricted stock rights is based on the quoted market price of our common stock on the date of grant. The weighted-average grant date fair values of restricted stock rights granted during fiscal years 2012, 2011 and 2010 were $21.38, $17.38 and $18.10, respectively. The total grant date fair values of restricted stock rights that vested during fiscal years 2012, 2011 and 2010 were $165 million, $142 million and $129 million, respectively.

Performance-Based Restricted Stock Units

Our performance-based restricted stock units vest contingent upon the achievement of pre-determined performance-based milestones. If these performance-based milestones are not met, the restricted stock units will not vest, in which case, any compensation expense we have recognized to date will be reversed.

The following table summarizes our performance-based restricted stock unit activity for the fiscal year ended March 31, 2012:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Balance as of March 31, 2011	1,993	$47.00
Forfeited or cancelled	(572)	38.68

Balance as of March 31, 2012	1,421	50.35

The weighted-average grant date fair value of performance-based restricted stock units is based on the quoted market price of our common stock on the date of grant. The weighted-average grant date fair values of performance-based restricted stock units granted during fiscal years 2011 and 2010 were $15.39 and $20.93, respectively. The total grant date fair values of performance-based restricted stock units that vested during fiscal year 2010 was $5 million. No performance-based restricted stock units vested during fiscal years ended 2012 and 2011.

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

The following table summarizes our market-based restricted stock unit activity for the year ended March 31, 2012:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2011	—	$—
Granted	670	34.77
Forfeited or cancelled	(150)	34.77

Balance as of March 31, 2012	520	34.77

As of March 31, 2012, the maximum number of common shares that could vest is 1,040,000 for market-based restricted stock units granted in fiscal year 2012. No market-based restricted stock units vested during fiscal year ended 2012.

ESPP

Pursuant to our ESPP, eligible employees may authorize payroll deductions of between 2 percent and 10 percent of their compensation to purchase shares at 85 percent of the lower of the market price of our common stock on the date of commencement of the offering or on the last day of each six-month purchase period.

At our Annual Meeting of Stockholders, held on July 28, 2011, our stockholders approved amendments to the ESPP to increase the number of shares authorized under the ESPP by 3.5 million shares. As of March 31, 2012, we had 6 million shares of common stock reserved for future issuance under the ESPP.

During fiscal year 2012, we issued approximately 2.4 million shares under the ESPP with exercise prices for purchase rights ranging from $12.95 to $15.98. During fiscal years 2012, 2011 and 2010, the estimated weighted-average fair values of purchase rights were $4.98, $4.67 and $6.50, respectively.

We issue new common stock out of the ESPP’s pool of authorized shares. The fair values above were estimated on the date of grant using the Black-Scholes option-pricing model assumptions.

Deferred Compensation Plan

We have a Deferred Compensation Plan (“DCP”) for the benefit of a select group of management or highly compensated employees and Directors, which is unfunded and intended to be a plan that is not qualified within the meaning section 401(a) of the Internal Revenue Code. The DCP permits the deferral of the annual base salary and/or Director fees up to a maximum amount. The deferrals are held in a separate trust, which has been established by us to administer the DCP. The trust is a grantor trust and the specific terms of the trust agreement provide that the assets of the trust are available to satisfy the claims of general creditors in the event of our insolvency. The assets held by the trust are classified as trading securities and are held at fair value on our Consolidated Balance Sheets. The assets and liabilities of the DCP are presented in other assets and other liabilities on our Consolidated Balance Sheets, respectively, with changes in the fair value of the assets and in the deferred compensation liability recognized as compensation expense. The estimated fair value of the assets was $11 million and 12 million as of March 31, 2012 and 2011, respectively. As of March 31, 2012 and 2011, $12 million and $13 million, respectively, was recorded to recognize undistributed deferred compensation due to employees.

401(k) Plan and Registered Retirement Savings Plan

We have a 401(k) plan covering substantially all of our U.S. employees, and a Registered Retirement Savings Plan covering substantially all of our Canadian employees. These plans permit us to make discretionary contributions to employees’ accounts based on our financial performance. We contributed an aggregate of $13 million, $9 million and $10 million to these plans in fiscal years 2012, 2011 and 2010, respectively.

Stock Repurchase Program

In February 2011, we announced that our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the next 18 months. We completed our program in April 2012. We repurchased approximately 32 million shares in the open market since the commencement of the program, including pursuant to pre-arranged stock trading plans. During the fiscal year 2012, we repurchased and retired approximately 25 million shares of our common stock for approximately $471 million, net of commissions.

(15)  ACCUMULATED OTHER COMPREHENSIVE INCOME

We classify items of other comprehensive income (loss) by their nature in a financial statement and display the accumulated other comprehensive income balance separately from retained earnings (accumulated deficit) and paid-in capital in the equity section of our Consolidated Balance Sheets. Accumulated other comprehensive income primarily includes foreign currency translation adjustments and the net of tax amounts for unrealized gains (losses) on available-for-sale securities and derivative instruments designated as cash flow hedges. Foreign currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

The change in the components of accumulated other comprehensive income, net of related immaterial taxes, is summarized as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for- sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Accumulated Other Comprehensive Income
Balances as of March 31, 2009	(3)	191	1	189
Other comprehensive income (loss)	73	(33)	(1)	39

Balances as of March 31, 2010	70	158	—	228
Other comprehensive income (loss)	25	(32)	(2)	(9)

Balances as of March 31, 2011	95	126	(2)	219
Other comprehensive loss	(4)	(42)	—	(46)

Balances as of March 31, 2012	$91	$84	$(2)	$173

(16)  INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income, net, for the fiscal years ended March 31, 2012, 2011 and 2010 consisted of (in millions):

	Year Ended March 31,
	2012	2011	2010
Interest expense	$(20)	$(1)	$(2)
Interest income	9	9	12
Net gain (loss) on foreign currency transactions	(29)	12	(19)
Net gain (loss) on foreign currency forward contracts	21	(12)	10
Other income, net	2	2	5

Interest and other income (expense), net	$(17)	$10	$6

(17)  NET INCOME (LOSS) PER SHARE

The following table summarizes the computations of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS is computed as net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock, restricted stock units, common stock through our ESPP, warrants, and other convertible securities using the treasury stock method.

	Year Ended March 31,
(In millions, except per share amounts)	2012	2011	2010
Net income (loss)	$76	$(276)	$(677)

Shares used to compute net income (loss) per share:
Weighted-average common stock outstanding — basic	331	330	325
Dilutive potential common shares	5	—	—

Weighted-average common stock outstanding — diluted	336	330	325

Net income (loss) per share:
Basic	$0.23	$(0.84)	$(2.08)
Diluted	$0.23	$(0.84)	$(2.08)

As a result of our net loss for the fiscal years ended March 31, 2011 and 2010, we have excluded all share-based payment awards from the diluted loss per share calculation as their inclusion would have had an antidilutive effect. Had we reported net income for these periods, an additional 4 million shares and 2 million shares of common stock, respectively, would have been included in the number of shares used to calculate Diluted EPS. For the fiscal years ended March 31, 2012, 2011 and 2010, options to purchase, restricted stock units and restricted stock to be released in the amount of 10 million shares, 17 million shares and 32 million shares of common stock, respectively, were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect.

Potentially dilutive shares of common stock related to our 0.75% Convertible Senior Notes due 2016 issued during the year ended March 31, 2012, which have a conversion price of $31.74 per share and the associated Warrants, which have a conversion price of $41.14 per share, were excluded from the computation of Diluted EPS for the year ended March 31, 2012 as their inclusion would have had an antidilutive effect resulting from the conversion price. The associated Convertible Note Hedge was excluded from the calculation of diluted shares as the impact is always considered antidilutive since the call option would be exercised by us when the exercise price is lower than the market price. See Note 11 for additional information related to our 0.75% Convertible Senior Notes due 2016 and related Convertible Note Hedge and Warrants.

(18)  SEGMENT INFORMATION

Our reporting segments are based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.

During the second quarter of fiscal year 2012, we announced a recommitment of our focus on building our intellectual properties and franchises into businesses connected to the consumer on a year-round basis, growing our digital business and releasing Origin, our online commerce and content delivery system. In connection with this and our acquisition of PopCap, we implemented a number of changes to our management reporting structure, including expanding our three labels to four, with BioWare now considered a label separate from the EA Games Label, and aggregating these four labels into an overall EA Label organization with a President of EA Labels reporting directly to our CODM. In addition, our EAI business reported directly to our CODM (previously our EAI business reported into our Chief Operating Officer). Through the third quarter of fiscal year 2012, the President of the EA Labels and the Executive Vice President of EAI were responsible for allocating resources within their organizations. The CODM reviewed the disaggregated and aggregated results of the EA Labels and EAI organizations to assess overall performance and allocated resources between these two organizations while to a lesser degree, our CODM also reviewed results based on geographic revenue performance. Because the EA Labels and EAI operating segments had similar economic characteristics, products, and distribution methods, they had been aggregated together into the EA Brands reportable segment.

During the fourth quarter of fiscal year 2012, in an effort to further advance our goals related to our second quarter announcement, we integrated the development components of our EAI organization into our EA Labels organization. This integration included the addition of PopCap and Social/Mobile studios as separate labels under the EA Labels organization. In addition, we have renamed our EA Play label to the Maxis label. These six labels are aggregated within the EA Label organization, share interrelated infrastructure and resources, and develop both our traditionally-delivered and digitally-delivered products and services. The EA Labels organization is managed by the President of EA Labels who continues to report directly to our CODM. The CODM reviews the aggregated results of the labels within the EA Labels organization to assess overall performance and allocate resources between the labels while to a lesser degree, our CODM also reviews results based on a geographic revenue performance. As of March 31, 2011, due to the aforementioned changes in our business, the EA Labels organization represents our only operating and reportable segment.

The following table summarizes the financial performance of the EA Labels segment and a reconciliation of the EA Labels segment’s profit to our consolidated operating income (loss) for the fiscal years ended March 31, 2012, 2011 and 2010. Prior periods reported below have been restated to reflect our current EA Labels reporting segment structure (in millions):

	Year Ended March 31,
	2012	2011	2010
EA Labels segment:
Net revenue before revenue deferral	$4,122	$3,716	$4,041
Depreciation and amortization	(63)	(57)	(65)
Other expenses	(3,006)	(2,818)	(3,196)

EA Labels segment profit	1,053	841	780
Reconciliation to consolidated operating income (loss):
Other:
Revenue deferral	(3,142)	(2,769)	(2,358)
Recognition of revenue deferral	3,099	2,530	1,853
Other net revenue	64	112	118
Depreciation and amortization	(134)	(116)	(121)
Acquisition-related contingent consideration	11	(17)	2
Gain (loss) on strategic investments, net	—	23	(26)
Loss on lease obligation (G&A)	—	—	(14)
Loss on licensed intellectual property commitment (COR)	—	1	3
Restructuring and other charges	(16)	(161)	(140)
Stock-based compensation	(170)	(174)	(161)
Other expenses	(730)	(582)	(622)

Consolidated operating income (loss)	$35	$(312)	$(686)

EA Labels segment profit differs from consolidated operating loss primarily due to the exclusion of (1) certain corporate and other functional costs that are not allocated to EA Labels, (2) the deferral of certain net revenue related to online-enabled packaged goods and digital content (see Note 9 for additional information regarding deferred net revenue (packaged goods and digital content)), and (3) our Switzerland distribution revenue and expenses that is not allocated to EA Labels. Our CODM reviews assets on a consolidated basis and not on a segment basis.

As we continue to evolve our business and more of our products are delivered to consumers digitally via the Internet, management places a greater emphasis and focus on assessing its performance through a review of net revenue by revenue composition rather than net revenue by platform. Information about our total net revenue by revenue composition for the fiscal years ended March 31, 2012, 2011 and 2010 is presented below (in millions):

	Year Ended March 31,
	2012	2011	2010
Publishing and other	$2,761	$2,632	$2,526
Wireless, Internet-derived, advertising (digital)	1,159	743	522
Distribution	223	214	606

Net revenue	$4,143	$3,589	$3,654

Information about our operations in North America, Europe and Asia as of and for the fiscal years ended March 31, 2012, 2011 and 2010 is presented below (in millions):

	Year Ended March 31,
	2012	2011	2010
Net revenue from unaffiliated customers
North America	$1,991	$1,836	$2,025
Europe	1,898	1,563	1,433
Asia	254	190	196

Total	$4,143	$3,589	$3,654

	As of March 31,
	2012	2011
Long-lived assets
North America	$2,165	$1,286
Europe	442	447
Asia	48	34

Total	$2,655	$1,767

Our North America net revenue was primarily generated in the United States.

Our direct sales to GameStop Corp. represented approximately 15 percent, 16 percent, and 16 percent of total net revenue in the fiscal years ended March 31, 2012, 2011, and 2010 respectively. Our direct sales to Wal-Mart Stores, Inc. represented approximately 10 percent and 12 percent of total net revenue in the fiscal years ended March 31, 2011 and 2010, respectively. Our direct sales to Wal-Mart Stores, Inc. did not exceed 10 percent of net revenue for the fiscal year ended March 31, 2012.

(19)  QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)

	Quarter Ended								Year Ended
(In millions, except per share data)	June 30		September 30		December 31		March 31
Fiscal 2012 Consolidated
Net revenue	$999		$715		$1,061		$1,368		$4,143
Gross profit	759		283		509		994		2,545
Operating income (loss)	227		(374)		(183)		365		35
Net income (loss)	221	(a)	(340	)(b)	(205	)(c)	400	(d)	76
Common Stock
Net income (loss) per share — Basic	$0.67		$(1.03)		$(0.62)		$1.22		$0.23
Net income (loss) per share — Diluted	$0.66		$(1.03)		$(0.62)		$1.20		$0.23
Common stock price per share
High	$24.42		$25.05		$25.20		$21.30		$25.20
Low	$19.69		$17.62		$19.76		$16.34		$16.34
Fiscal 2011 Consolidated
Net revenue	$815		$631		$1,053		$1,090		$3,589
Gross profit	593		268		467		762		2,090
Operating income (loss)	98		(252)		(303)		145		(312)
Net income (loss)	96	(e)	(201	)(f)	(322	)(g)	151	(h)	(276)
Common Stock
Net income (loss) per share — Basic and Diluted	$0.29		$(0.61)		$(0.97)		$0.45		$(0.84)
Common stock price per share
High	$20.24		$17.53		$18.06		$20.20		$20.24
Low	$14.06		$14.32		$14.67		$14.80		$14.06

(a)	Net income includes restructuring charges of $18 million and $2 million of acquisition-related contingent consideration, both of which are pre-tax amounts.

(b)	Net loss includes restructuring charges of $(1) million and $17 million of acquisition-related contingent consideration, both of which are pre-tax amounts.

(c)	Net loss includes $(11) million of pre-tax acquisition-related contingent consideration.

(d)	Net income includes $3 million of acquisition-related contingent consideration, restructuring charges of $(1) million, and $27 million of litigation expenses, all of which are pre-tax amounts.

(e)	Net income includes losses on strategic investments of $5 million, $2 million of acquisition-related contingent consideration, and restructuring charges of $2 million, all of which are pre-tax amounts.

(f)	Net loss includes restructuring charges of $6 million, $(1) million on licensed intellectual property commitment (COGS), a $(28) million gain on strategic investments, net, and $(28) million of acquisition-related contingent consideration, all of which are pre-tax amounts.

(g)	Net loss includes restructuring and other charges of $154 million and acquisition-related contingent consideration of $1 million, both of which are pre-tax amounts.

(h)	Net income includes $8 million of acquisition-related contingent consideration and restructuring and other charges of $(1) million, both of which are pre-tax amounts.

Our common stock is traded on the NASDAQ Global Select Market under the symbol “EA”. Our symbol changed from “ERTS” to “EA” on December 20, 2011. The prices for the common stock in the table above represent the high and low sales prices as reported on the NASDAQ Global Select Market.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Electronic Arts Inc.:

We have audited the accompanying consolidated balance sheets of Electronic Arts Inc and subsidiaries (the Company) as of March 31, 2012 and April 2, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Arts Inc. and subsidiaries as of March 31, 2012 and April 2, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Electronic Arts Inc.’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 25, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Santa Clara, California

May 25, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Electronic Arts Inc.:

We have audited Electronic Arts Inc.’s (the Company) internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Electronic Arts Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electronic Arts Inc. and subsidiaries as of March 31, 2012 and April 2, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. Our report dated May 25, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Santa Clara, California

May 25, 2012

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A:	Controls and Procedures

Definition and Limitations of Disclosure Controls

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluates these controls and procedures on an ongoing basis.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Interim Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, believe that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing the requisite reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

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

KPMG LLP, our independent registered public accounting firm, has issued an auditors’ report on the effectiveness of our internal control over financial reporting. That report appears on page 111.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal year ended March 31, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B:	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

The information required by Item 10, other than the information regarding executive officers, which is included in Item 1 of this report, is incorporated herein by reference to the information to be included in our Proxy Statement for our 2012 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Proposal 1: Election of Directors,” “Global Code of Conduct,” and “Report of the Audit Committee of the Board of Directors.” The information regarding Section 16 compliance is incorporated herein by reference to the information to be included in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership reporting Compliance.”

Item 11:	Executive Compensation

The information required by Item 11 is incorporated herein by reference to the information to be included in the Proxy Statement, under the headings “Director Compensation and Stock Ownership Guidelines,” “Executive Compensation,” “Executive Compensation and Leadership Committee report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the information to be included in the Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13:	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to the information to be included in the Proxy Statement under the headings “Director Independence,” “Board, Board Meetings and Committees” and “Certain Relationships and Related Person Transactions.”

Item 14:	Principal Accounting Fees and Services

The information required by Item 14 is incorporated herein by reference to the information to be included in the Proxy Statement under the heading “Ratification of the Appointment of KPMG LLP, Independent Registered Public Accounting Firm.”

PART IV

Item 15:	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

1.   Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 63 of this report.

2.   Financial Statement Schedule: See Schedule II on Page 116 of this report.

3.   Exhibits: The exhibits listed in the accompanying index to exhibits on Page 117 are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC ARTS INC.

By:	/s/ John S. Riccitiello
John S. Riccitiello,
Chief Executive Officer
Date: May 25, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 25th of May 2012.

Name	Title

/s/ John S. Riccitiello	Chief Executive Officer
John S. Riccitiello

/s/ Kenneth A. Barker Kenneth A. Barker	Interim Chief Financial Officer and Senior Vice President, Chief Accounting Officer (Principal Financial and Accounting Officer)

Directors:

/s/ Lawrence F. Probst III	Chairman of the Board
Lawrence F. Probst III

/s/ Leonard S. Coleman	Director
Leonard S. Coleman

/s/ Jay C. Hoag	Director
Jay C. Hoag

/s/ Jeffrey T. Huber	Director
Jeffrey T. Huber

/s/ Geraldine B. Laybourne	Director
Geraldine B. Laybourne

/s/ Gregory B. Maffei	Director
Gregory B. Maffei

/s/ Vivek Paul	Director
Vivek Paul

/s/ John S. Riccitiello	Director
John S. Riccitiello

/s/ Richard A. Simonson	Director
Richard A. Simonson

/s/ Linda J. Srere	Director
Linda J. Srere

/s/ Luis A. Ubiñas	Director
Luis A. Ubiñas

ELECTRONIC ARTS INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2012, 2011 and 2010

(In millions)

Allowance for Doubtful Accounts, Price Protection and Returns	Balance at Beginning of Period	Charged to Revenue, Costs and Expenses	Charged (Credited) to Other Accounts(a)	Deductions(b)	Balance at End of Period
Year Ended March 31, 2012	$304	$463	$(13)	$(502)	$252

Year Ended March 31, 2011	$217	$565	$18	$(496)	$304

Year Ended March 31, 2010	$217	$515	$—	$(515)	$217

(a)

Primarily other reclassification adjustments and the translation effect of using the average exchange rate for expense items and the year-end exchange rate for the balance sheet item (allowance account).

(b)	Primarily the utilization of returns allowance and price protection reserves.

ELECTRONIC ARTS INC.

2012 FORM 10-K ANNUAL REPORT

EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date

1.01	Purchase Agreement dated as of July 14, 2011 between EA and Morgan Stanley & Co. LLC.	8-K	000-17948	07/20/2011

2.01	Agreement and Plan of Merger By and among EA, Plumpjack Acquisition Corporation, PopCap, David L. Roberts as earn-out representative, David L. Roberts, as shareholder representative, and with respect to Articles VII, VIII and IX only, U.S. Bank National Association, as escrow agent dated as of July 11, 2011.	8-K	000-17948	07/12/2011

3.01	Amended and Restated Certificate of Incorporation	10-Q	000-17948	11/03/2004

3.02	Amended and Restated Bylaws.	8-K	000-17948	05/11/2009

4.01	Specimen Certificate of Registrant’s Common Stock.	10-K	000-17948	05/22/2009

4.02	Indenture (including form of Notes) with respect to EA’s 0.75% Convertible Senior Notes due 2016 dated as of July 20, 2011 by and between EA and U.S. Bank National Association.	8-K	000-17948	07/20/2011

10.01*	Registrant’s 1998 Directors’ Stock Option Plan and related documents, as amended.	S-8	333-84215	07/30/1999

10.02*	Form of Indemnity Agreement with Directors.	10-K	000-17948	06/04/2004

10.03*	Offer Letter for Employment at Electronic Arts Inc. to John Riccitiello, dated February 12, 2007.	8-K	000-17948	02/26/2007

10.04*	Offer Letter for Employment at Electronic Arts Inc. to Peter Moore, dated June 5, 2007.	8-K	000-17948	07/17/2007

10.05*	Electronic Arts Inc. Executive Bonus Plan.	8-K	000-17948	07/27/2007

10.06*	Electronic Arts Deferred Compensation Plan.	10-Q	000-17948	08/06/2007

10.07*	Electronic Arts Key Employee Continuity Plan.	8-K	000-17948	02/11/2008

10.08*	First Amendment to the Electronic Arts Deferred Compensation Plan, as amended and restated.	10-K	000-17948	05/22/2009

10.09*	EA Bonus Plan.	10-Q	000-17948	11/08/2010

10.10*	Form of 2011 Performance-Based Restricted Stock Unit Agreement.	8-K	000-17948	06/01/2011

10.11*	Electronic Arts Bonus Plan Addendum.	8-K	000-17948	06/01/2011

10.12*	2000 Equity Incentive Plan, as amended, and related documents	8-K	000-17948	07/29/2011

10.13*	2000 Employee Stock Purchase Plan, as amended	8-K	000-17948	07/29/2011

10.14*	Offer Letter for Employment at Electronic Arts Inc. to Rajat Taneja, dated September 13, 2011	10-Q	000-17948	02/07/2012

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date

10.15*	Transfer Letter of Kristian Segerstråle, dated December 8, 2011	10-Q	000-17948	02/07/2012

10.16	Lease Agreement by and between Registrant and Louisville Commerce Realty Corporation, dated April 1, 1999.	10-K	000-17948	06/29/1999

10.17	First Amendment of Lease by and between Louisville Commerce Realty Corporation and Electronic Arts Inc., dated February 23, 2004.	10-K	000-17948	06/04/2004

10.18	Lease agreement between ASP WT, L.L.C. and Tiburon Entertainment, Inc. for space at Summit Park I, dated June 15, 2004.	10-Q	000-17948	08/03/2004

10.19	First amendment to lease, dated December 13, 2005, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts – Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.	10-Q	000-17948	02/08/2006

10.20	Agreement for Underlease relating to Onslow House, Guildford, Surrey, dated 7 February 2006, by and between The Standard Life Assurance Company and Electronic Arts Limited and Electronic Arts Inc.	10-Q	000-17948	02/08/2006

10.21	Second Amendment of Lease Agreement by and between US Industrial REIT II and Electronic Arts Inc., dated April 1, 2009.	10-Q	000-17948	08/10/2009

10.22	Second Amendment to Lease, dated May 8, 2009, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts – Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.	10-Q	000-17948	08/10/2009

10.23	Third amendment to lease, dated December 24, 2009, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts – Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.	10-Q	000-17948	02/09/2010

10.24**	First Amended North American Territory Rider to the Global PlayStation® 3 Format Licensed Publisher Agreement, dated September 11, 2008, by and between the Electronic Arts Inc. and Sony Computer Entertainment America Inc.	10-Q	000-17948	11/10/2009

10.25**	Sony Computer Entertainment Europe Limited Regional Rider to the Global PlayStation® 3 Format Licensed Publisher Agreement, dated December 17, 2008, by and between EA International (Studio and Publishing) Limited and Sony Computer Entertainment Europe Limited.	10-Q	000-17948	11/10/2009

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date

10.26**	Global PlayStation® 3 Format Licensed Publisher Agreement, dated September 11, 2008, by and between the Electronic Arts Inc. and Sony Computer Entertainment America Inc.	10-Q/A	000-17948	04/30/2010

10.27**	Global PlayStation® 3 Format Licensed Publisher Agreement, dated December 17, 2008, by and between EA International (Studio and Publishing) Limited and Sony Computer Entertainment Europe Limited.	10-Q/A	000-17948	04/30/2010

10.28**	Xbox2 Publisher License Agreement, dated May 15, 2005, by and among Electronic Arts Inc., Electronic Arts C.V. and Microsoft Licensing, GP.	10-Q/A	000-17948	04/30/2010

10.29	Form of Stock Consideration Agreement, dated July 11, 2011 between EA and each of the founders and the chief executive officer of PopCap.	8-K	000-17948	07/12/2011

10.30	Form of Call Option Agreement dated as of July 14, 2011 between EA and each Option Counterparty.	8-K	000-17948	07/20/2011

10.31	Form of Warrant Agreement dated July 14, 2011 between EA and each Option Counterparty.	8-K	000-17948	07/20/2011

10.32	Form of Additional Call Option Agreement dated July 18, 2011 between EA and each Option Counterparty.	8-K	000-17948	07/20/2011

10.33	Form of Additional Warrant Agreement dated July 18, 2011 between EA and each Option Counterparty.	8-K	000-17948	07/20/2011

10.34*	Form of 2012 Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	05/18/2011

21.01	Subsidiaries of the Registrant.				X

23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm.				X

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Additional exhibits furnished with this report:

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.02	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date

101.INS†	XBRL Instance Document.				X

101.SCH†	XBRL Taxonomy Extension Schema Document.				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	Management contract or compensatory plan or arrangement.

**	Portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment that was granted in accordance with Exchange Act Rule 24b-2.

†

Attached as Exhibit 101 to this Annual Report on Form 10-K for the year ended March 31, 2012 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Stockholders Equity and Comprehensive Loss, (5) Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.