Form 10-Q
period 2012-06-30
ELECTRONIC ARTS INC.
filed 2012-08-03
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of August 1, 2012, there were 318,393,935 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	June 30, 2012	March 31, 2012 (a)
ASSETS
Current assets:
Cash and cash equivalents	$919	$1,293
Short-term investments	444	437
Marketable equity securities	76	119
Receivables, net of allowances of $226 and $252, respectively	111	366
Inventories	60	59
Deferred income taxes, net	68	67
Other current assets	273	268
Total current assets	1,951	2,609
Property and equipment, net	558	568
Goodwill	1,716	1,718
Acquisition-related intangibles, net	347	369
Deferred income taxes, net	44	42
Other assets	209	185
TOTAL ASSETS	$4,825	$5,491
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50	$215
Accrued and other current liabilities	702	857
Deferred net revenue (packaged goods and digital content)	584	1,048
Total current liabilities	1,336	2,120
0.75% convertible senior notes due 2016, net	544	539
Income tax obligations	198	189
Deferred income taxes, net	2	8
Other liabilities	193	177
Total liabilities	2,273	3,033
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 318 and 320 shares issued and outstanding, respectively	3	3
Paid-in capital	2,310	2,359
Retained earnings (accumulated deficit)	124	(77)
Accumulated other comprehensive income	115	173
Total stockholders’ equity	2,552	2,458
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,825	$5,491
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

(a) Derived from audited consolidated financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended June 30,
(In millions, except per share data)	2012	2011
Net revenue:
Product	$702	$894
Service and other	253	105
Total net revenue	955	999
Cost of revenue:
Product	132	212
Service and other	73	28
Total cost of revenue	205	240
Gross profit	750	759
Operating expenses:
Research and development	290	285
Marketing and sales	145	140
General and administrative	86	74
Acquisition-related contingent consideration	(20)	2
Amortization of intangibles	7	13
Restructuring and other charges	27	18
Total operating expenses	535	532
Operating income	215	227
Interest and other income (expense), net	(5)	3
Income before provision for income taxes	210	230
Provision for income taxes	9	9
Net income	$201	$221
Net income per share:
Basic	$0.63	$0.67
Diluted	$0.63	$0.66
Number of shares used in computation:
Basic	317	331
Diluted	320	337
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended June 30,
(In millions)	2012	2011
Net income	$201	$221
Other comprehensive income (loss), net of tax:
Change in unrealized gains on available-for-sale securities	(42)	13
Reclassification adjustment for realized losses on derivative instruments	1	2
Foreign currency translation adjustments	(17)	6
Total other comprehensive income (loss), net of tax	(58)	21
Total comprehensive income	$143	$242

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three Months Ended June 30,
(In millions)	2012	2011
OPERATING ACTIVITIES
Net income	$201	$221
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion, net	56	43
Stock-based compensation	39	38
Acquisition-related contingent consideration	(20)	2
Non-cash restructuring charges	7	—
Change in assets and liabilities:
Receivables, net	254	307
Inventories	(2)	4
Other assets	(29)	(101)
Accounts payable	(157)	(133)
Accrued and other liabilities	(119)	(181)
Deferred income taxes, net	(10)	1
Deferred net revenue (packaged goods and digital content)	(464)	(475)
Net cash used in operating activities	(244)	(274)
INVESTING ACTIVITIES
Capital expenditures	(31)	(32)
Proceeds from maturities and sales of short-term investments	128	83
Purchase of short-term investments	(137)	(90)
Acquisition of subsidiaries, net of cash acquired	—	(25)
Net cash used in investing activities	(40)	(64)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	14
Excess tax benefit from stock-based compensation	—	2
Repurchase and retirement of common stock	(71)	(91)
Acquisition-related contingent consideration payment	(1)	—
Net cash used in financing activities	(72)	(75)
Effect of foreign exchange on cash and cash equivalents	(18)	7
Decrease in cash and cash equivalents	(374)	(406)
Beginning cash and cash equivalents	1,293	1,579
Ending cash and cash equivalents	$919	$1,173
Supplemental cash flow information:
Cash paid (refunded) during the period for income taxes, net	$8	$(18)
Non-cash investing activities:
Change in unrealized gains on available-for-sale securities, net of taxes	$(42)	$13
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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2013 and 2012 contain 52 weeks each, and ends or ended, as the case may be, on March 30, 2013 and March 31, 2012, respectively. Our results of operations for the three months ended June 30, 2012 and 2011 contained 13 weeks each, and ended on June 30, 2012 and July 2, 2011, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the United States Securities and Exchange Commission (“SEC”) on May 25, 2012.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2012 and March 31, 2012, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of June 30, 2012	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$253	$253	$—	$—	Cash equivalents
Available-for-sale securities:
Corporate bonds	181	—	181	—	Short-term investments and cash equivalents
U.S. Treasury securities	141	141	—	—	Short-term investments and cash equivalents
U.S. agency securities	109	—	109	—	Short-term investments
Marketable equity securities	76	76	—	—	Marketable equity securities
Commercial paper	22	—	22	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	11	11	—	—	Other assets
Foreign currency derivatives	4	—	4	—	Other current assets
Total assets at fair value	$797	$481	$316	$—
Liabilities
Contingent consideration (b)	$88	$—	$—	$88	Accrued and other current liabilities and other liabilities
Total liabilities at fair value	$88	$—	$—	$88

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2012	$112
Change in fair value (c)	(20)
Payments (d)	(4)
Balance as of June 30, 2012	$88

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of March 31, 2012	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$490	$490	$—	$—	Cash equivalents
Available-for-sale securities:
U.S. Treasury securities	170	170	—	—	Short-term investments and cash equivalents
Corporate bonds	150	—	150	—	Short-term investments
Marketable equity securities	119	119	—	—	Marketable equity securities
U.S. agency securities	116	—	116	—	Short-term investments
Commercial paper	16	—	16	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	11	11	—	—	Other assets
Foreign currency derivatives	2	—	2	—	Other current assets
Total assets at fair value	$1,074	$790	$284	$—
Liabilities
Contingent consideration (b)	$112	$—	$—	$112	Accrued and other current liabilities and other liabilities
Total liabilities at fair value	$112	$—	$—	$112

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2011	$51
Additions	100
Change in fair value (c)	11
Payment (d)	(25)
Reclassification (e)	(25)
Balance as of March 31, 2012	$112

(a)	The deferred compensation plan assets consist of various mutual funds.

(b)
The contingent consideration as of June 30, 2012 and March 31, 2012 represents the estimated fair value of the additional variable cash consideration payable primarily in connection with our acquisitions of PopCap Games, Inc. (“PopCap”), KlickNation Corporation (“KlickNation”), and Chillingo Limited (“Chillingo”) that is contingent upon the achievement of certain performance milestones. We estimated the fair value of the acquisition-related contingent consideration payable using probability-weighted discounted cash flow models, and applied a discount rate that appropriately captures a market participant's view of the risk associated with the obligation. During the three months ended June 30, 2012, the discount rate used had a weighted average of 13 percent. During fiscal year 2012, the discount rate used had a weighted average of 12 percent. The significant unobservable input used in the fair value measurement of the acquisition-related contingent consideration payable are forecasted earnings. Significant changes in forecasted earnings would result in a significantly higher or lower fair value measurement. At June 30, 2012 and March 31, 2012, the fair market value of acquisition-related contingent consideration totaled $88 million and $112 million, respectively, compared to a maximum potential payout of $568 million and $572 million, respectively.

(c)	The change in fair value is reported as acquisition-related contingent consideration in our Condensed Consolidated Statements of Operations.

(d)
During the three months ended June 30, 2012, we made a payment of $4 million to settle certain performance milestones achieved in connection with one of our acquisitions. During the fourth quarter of fiscal year 2012, we made a payment of $25 million to settle certain performance milestones achieved through December 31, 2011 in connection with our acquisition of Playfish Limited (“Playfish”).

(e)
During the fourth quarter of fiscal year 2012, we reclassified $25 million of contingent consideration in connection with our acquisition of Playfish to other current liabilities in our Condensed Consolidated Balance Sheet as the contingency was settled. This amount is no longer measured at fair value on a recurring basis and is expected to be paid during the second quarter of fiscal 2013.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended June 30, 2012 and 2011, there were no material impairment charges for assets and liabilities measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of June 30, 2012 and March 31, 2012, our cash and cash equivalents were $919 million and $1,293 million, respectively. Cash equivalents were valued at their carrying amounts as they approximate fair value due to the short maturities of these financial instruments.
Short-Term Investments
Short-term investments consisted of the following as of June 30, 2012 and March 31, 2012 (in millions):

	As of June 30, 2012				As of March 31, 2012
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$179	$1	$—	$180	$149	$1	$—	$150
U.S. Treasury securities	140	—	—	140	166	—	—	166
U.S. agency securities	109	—	—	109	116	—	—	116
Commercial paper	15	—	—	15	5	—	—	5
Short-term investments	$443	$1	$—	$444	$436	$1	$—	$437
We evaluate our investments for impairment quarterly. Factors considered in the review of investments with an unrealized loss include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell the investments, any contractual terms impacting the prepayment or settlement process, as well as if we would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of June 30, 2012 and March 31, 2012.
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of June 30, 2012 and March 31, 2012 (in millions):

	As of June 30, 2012		As of March 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$215	$215	$207	$207
Due in 1-2 years	110	111	123	124
Due in 2-3 years	118	118	106	106
Short-term investments	$443	$444	$436	$437

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
Marketable equity securities consisted of the following as of June 30, 2012 and March 31, 2012 (in millions):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2012	$32	$44	$—	$76
As of March 31, 2012	$32	$87	$—	$119

We did not recognize any impairment charges during the three months ended June 30, 2012 and 2011 on our marketable equity securities. We did not sell any of our marketable securities during the three months ended June 30, 2012 and 2011.

0.75% Convertible Senior Notes Due 2016
The following table summarizes the carrying value and fair value of our 0.75% Convertible Senior Notes due 2016 as of June 30, 2012 and March 31, 2012 (in millions):

	As of June 30, 2012		As of March 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
0.75% Convertible Senior Notes due 2016	$544	$556	$539	$584
The carrying value of the 0.75% Convertible Senior Notes due 2016 excludes the fair value of the equity conversion feature, which was classified as equity upon issuance, while the fair value is based on quoted market prices for the 0.75% Convertible Senior Notes due 2016, which includes the equity conversion feature. The fair value of the 0.75% Convertible Senior Notes due 2016 is classified as level 2 within the fair value hierarchy. See Note 10 for additional information related to our 0.75% Convertible Senior Notes due 2016.

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
Cash Flow Hedging Activities
Our foreign currency option contracts are designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression analysis, as well as other timing and probability criteria. To qualify for hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income

(expense), net, in our Condensed Consolidated Statements of Operations. During the three months ended June 30, 2012 and 2011, we reclassified an immaterial amount of losses into interest and other income (expense), net. As of June 30, 2012, we had foreign currency option contracts to purchase approximately $30 million in foreign currency and to sell approximately $165 million of foreign currency. All of the foreign currency option contracts outstanding as of June 30, 2012 will mature in the next 12 months. As of March 31, 2012, we had foreign currency option contracts to purchase approximately $74 million in foreign currency and to sell approximately $78 million of foreign currency. As of June 30, 2012 and March 31, 2012, these foreign currency option contracts outstanding had a total fair value of $4 million and $2 million, respectively, and are included in other current assets.
The effect of the gains and losses from our foreign currency option contracts in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011 was immaterial, and is included in interest and other income (expense), net.
Balance Sheet Hedging Activities
Our foreign currency forward contracts are not designated as hedging instruments, and are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or accrued and other current liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses in the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. As of June 30, 2012, we had foreign currency forward contracts to purchase and sell approximately $183 million in foreign currencies. Of this amount, $129 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $47 million to purchase foreign currency in exchange for U.S. dollars, and $7 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2012, we had foreign currency forward contracts to purchase and sell approximately $242 million in foreign currencies. Of this amount, $197 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $37 million to purchase foreign currency in exchange for U.S. dollars, and $8 million to sell foreign currency in exchange for British pounds sterling. As of June 30, 2012 and March 31, 2012, the fair value of our foreign currency forward contracts was immaterial and is included in accrued and other liabilities.

For the three months ended June 30, 2012, the effect of foreign currency forward contracts resulted in an $8 million gain in our Condensed Consolidated Statements of Operations included in interest and other income (expense), net. For the three months ended June 30, 2011, the effect of foreign currency forward contracts in our Condensed Consolidated Statements of Operations was immaterial, and are included in interest and other income (expense), net.

(5) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill are as follows (in millions):

EA Labels Segment
As of March 31, 2012
Goodwill	$2,086
Accumulated impairment	(368)
Total	1,718
Effects of foreign currency translation	(2)
As of June 30, 2012
Goodwill	2,084
Accumulated impairment	(368)
Total	$1,716
Amortization of intangibles for the three months ended June 30, 2012 and 2011, are classified in the Condensed Consolidated Statement of Operations as follows (in millions):

	Three Months Ended June 30,
	2012	2011
Cost of product	$9	$2
Cost of service and other	6	1
Operating expenses	7	13
Total	$22	16
Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to fourteen years. As of June 30, 2012 and March 31, 2012, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 5.5 years and 5.7 years, respectively.
Acquisition-related intangibles consisted of the following (in millions):

	As of June 30, 2012			As of March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$518	$(242)	$276	$518	$(229)	$289
Trade names and trademarks	131	(88)	43	131	(84)	47
Registered user base and other intangibles	90	(82)	8	90	(80)	10
Carrier contracts and related	85	(69)	16	85	(67)	18
In-process research and development	4	—	4	5	—	5
Total	$828	$(481)	$347	$829	$(460)	$369
As of June 30, 2012, future amortization of acquisition-related intangibles that will be recorded in cost of revenue and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2013 (remaining nine months)	$57
2014	66
2015	62
2016	50
2017	42
Thereafter	70
Total	$347

(6) RESTRUCTURING AND OTHER CHARGES
Restructuring and other restructuring plan-related information as of June 30, 2012 was as follows (in millions):

	Fiscal 2013 Restructuring			Fiscal 2011 Restructuring		Other Restructurings and Reorganization
	Workforce	Facilities- related	Other	Workforce	Other	Facilities- related	Other	Total
Balances as of March 31, 2011	$—	$—	$—	$3	$101	$8	$5	$117
Charges to operations	—	—	—	(1)	21	(12)	8	16
Charges settled in cash	—	—	—	(2)	(47)	7	(13)	(55)
Balances as of March 31, 2012	—	—	—	—	75	3	—	78
Charges to operations	16	1	9	—	1	—	—	27
Charges settled in cash	(6)	—	(1)	—	(1)	—	—	(8)
Changes settled in non-cash	—	$—	$(7)	$—	$—	$—	$—	$(7)
Balances as of June 30, 2012	$10	$1	$1	$—	$75	$3	$—	$90

Fiscal 2013 Restructuring

On May 7, 2012, we announced a restructuring plan to align our cost structure with our ongoing digital transformation. Under this plan, we are reducing our workforce, terminating licensing agreements, and consolidating or closing various facilities. We expect the majority of these actions to be completed by September 30, 2012.

Since the inception of the fiscal 2013 restructuring plan through June 30, 2012, we have incurred charges of $26 million, consisting of (1) $16 million in employee-related expenses, (2) $9 million related to license termination costs, and (3) $1 million related to the closure of certain of our facilities.

In connection with this plan, we anticipate incurring approximately $31 million to $35 million in total costs, of which approximately $22 million will result in future cash expenditures. All of these charges are expected to occur during the fiscal year ending March 31, 2013. These costs will consist of severance and other employee-related costs (approximately $16 million to $18 million), license termination costs (approximately $9 million) and other facilities-related costs (approximately $6 million to $8 million). Substantially all of these costs will be settled by March 31, 2013, with the exception of approximately $4 million of license and lease costs, which will be settled by May 2016.
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
Since the inception of the fiscal 2011 restructuring plan through June 30, 2012, we have incurred charges of $169 million, consisting of (1) $126 million related to the amendment of certain licensing agreements and other intangible asset impairment costs, (2) $31 million related to the amendment of certain developer agreements, and (3) $12 million in employee-related expenses. The $75 million restructuring accrual as of June 30, 2012 related to the fiscal 2011 restructuring is expected to be settled by June 2016. We currently estimate recognizing in future periods through June 2016, approximately $11 million for the accretion of interest expense related to our amended licensing and developer agreements, of which $4 million will be recognized during the remainder of fiscal year 2013. This interest expense will be included in restructuring and other charges in our Condensed Consolidated Statement of Operations.
Overall, including $169 million in charges incurred through June 30, 2012, we expect to incur total cash and non-cash charges between $180 million and $185 million by June 2016. These charges will consist primarily of (1) charges, including accretion of interest expense, related to the amendment of certain licensing and developer agreements and other intangible asset impairment costs (approximately $168 million) and (2) employee-related costs ($12 million).
Other Restructurings and Reorganization
We also engaged in various other restructurings and a reorganization based on management decisions made prior to fiscal 2011. We do not expect to incur any additional restructuring charges under these plans. The $3 million restructuring accrual as of June 30, 2012 related to our other restructuring plans is expected to be settled by September 2016.

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
Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of revenue. We evaluate long-lived royalty-based assets for impairment generally using undiscounted cash flows when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts, and therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated. During the three months ended June 30, 2012, we recognized losses of $9 million on our previously unrecognized minimum royalty-based commitments related to our fiscal 2013 restructuring. During the three months ended June 30, 2011, we recognized an additional loss of $15 million representing an adjustment to our fiscal 2011 restructuring. The losses related to restructuring and other plan-related activities are presented in Note 6.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of June 30, 2012	As of March 31, 2012
Other current assets	$90	$85
Other assets	113	102
Royalty-related assets	$203	$187
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

	As of June 30, 2012	As of March 31, 2012
Accrued and other current liabilities	$110	$121
Other liabilities	52	52
Royalty-related liabilities	$162	$173
As of June 30, 2012, $1 million of restructuring accruals related to the fiscal 2013 restructuring plan, and $75 million of restructuring accruals related to the fiscal 2011 restructuring plan are included in royalty-related liabilities in the table above. See Note 6 for details of restructuring and other restructuring plan-related activities and Note 8 for the details of our accrued and other current liabilities.
In addition, as of June 30, 2012, we were committed to pay approximately $806 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements.

(8) BALANCE SHEET DETAILS
Inventories
Inventories as of June 30, 2012 and March 31, 2012 consisted of (in millions):

	As of June 30, 2012	As of March 31, 2012
Raw materials and work in process	$2	$—
Finished goods	58	59
Inventories	$60	$59

Property and Equipment, Net
Property and equipment, net, as of June 30, 2012 and March 31, 2012 consisted of (in millions):

	As of June 30, 2012	As of March 31, 2012
Computer equipment and software	$613	$575
Buildings	334	339
Leasehold improvements	122	121
Office equipment, furniture and fixtures	71	72
Land	63	64
Construction in progress	8	38
Warehouse equipment and other	10	10
	1,221	1,219
Less: accumulated depreciation	(663)	(651)
Property and equipment, net	$558	$568
Depreciation expense associated with property and equipment was $28 million and $25 million for the three months ended June 30, 2012 and 2011, respectively.
Acquisition-Related Restricted Cash Included in Other Current Assets
Included in other current assets on our Condensed Consolidated Balance Sheets was $31 million of acquisition-related restricted cash as of June 30, 2012 and March 31, 2012. As these deposits are restricted in nature, they are excluded from cash and cash equivalents.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of June 30, 2012 and March 31, 2012 consisted of (in millions):

	As of June 30, 2012	As of March 31, 2012
Other accrued expenses	$351	$441
Accrued compensation and benefits	148	233
Deferred net revenue (other)	117	85
Accrued royalties	86	98
Accrued and other current liabilities	$702	$857
Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
Deferred Net Revenue (Packaged Goods and Digital Content)
Deferred net revenue (packaged goods and digital content) was $584 million and $1,048 million as of June 30, 2012 and March 31, 2012, respectively. Deferred net revenue (packaged goods and digital content) includes the unrecognized revenue from (1) bundled sales of certain online-enabled packaged goods and digital content for which either we do not have VSOE for the online service that we provide in connection with the sale of the software or we have an obligation to provide future incremental unspecified digital content, (2) certain packaged goods sales of MMO role-playing games, and (3) sales of certain incremental content associated with our core subscription services that can only be played online, which are types of “micro-transactions.” We recognize revenue from sales of online-enabled packaged goods and digital content for which (1) we do not have VSOE for the online service that we provided in connection with the sale and (2) we have an obligation to deliver incremental unspecified digital content in the future without an additional fee on a straight-line basis generally over an estimated six-month period beginning in the month after shipment. However, we expense the cost of revenue related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

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
The provision for income taxes reported for the three months ended June 30, 2012 is based on our projected annual effective tax rate for fiscal year 2013, and also includes certain discrete tax benefits recorded during the period. Our effective tax rate for the three months ended June 30, 2012 was 4.3 percent as compared to 3.9 percent for the three months ended June 30, 2011. The effective tax rate for the three months ended June 30, 2012 differs from the statutory rate of 35.0 percent primarily due to the utilization of U.S. deferred tax assets which were subject to a valuation allowance, and non-U.S. profits subject to a reduced or zero tax rate.
The total gross unrecognized tax benefits as of June 30, 2012 is $274 million, of which approximately $43 million is offset by prior cash deposits to tax authorities for issues pending resolution. A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of June 30, 2012, if recognized, approximately $96 million of the unrecognized tax benefits would affect our effective tax rate and approximately $165 million would result in adjustments to deferred tax assets with corresponding adjustments to the valuation allowance.
As of June 30, 2012, the combined amount of accrued interest and penalties related to uncertain tax positions included in income tax obligations on our Condensed Consolidated Balance Sheet was approximately $21 million, as compared to the same amount at March 31, 2012.
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
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $81 million of the reserves for unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect our income tax provision (benefit) and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

(10) FINANCING ARRANGEMENT
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
The carrying values of the liability and equity components of the Notes are reflected in our Condensed Consolidated Balance Sheet as follows (in millions):

	As of June 30, 2012	As of March 31, 2012
Principal amount of Notes	$633	$633
Unamortized discount of the liability component	(89)	(94)
Net carrying amount of Notes	$544	$539
Equity component, net	$105	$105
Interest expense recognized related to the Notes are as follows (in millions):

Three Months Ended June 30, 2012
Amortization of debt discount	$5
Amortization of debt issuance costs	1
Coupon interest expense	1
Total interest expense related to Notes	$7
As of June 30, 2012, the remaining life of the Notes is 4.0 years.
Convertible Note Hedge and Warrants Issuance
In addition, in July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provide us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock at a strike price of $31.74, which corresponds to the conversion price of the Notes and is equal to the number of shares of our common stock that notionally underlie the Notes. As of June 30, 2012, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge, which was recorded as an equity transaction.
Separately, in July 2011 we also entered into privately negotiated warrant transactions with the certain counterparties whereby we sold to independent third parties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments that are substantially the same as the anti-dilution provisions contained in the Notes, up to 19.9 million shares of our common stock (which is also equal to the number of shares of our common stock that notionally underlie the Notes), with a strike price of $41.14. The Warrants could have a dilutive effect with respect to our common stock to the extent that the market price per share of its common stock exceeds $41.14 on or prior to the expiration date of the Warrants. We received proceeds of $65 million from the sale of the Warrants.

(11) COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of June 30, 2012, we leased certain current facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation, FAPL (Football Association Premier League Limited), and DFL Deutsche Fußball Liga GmbH (German Soccer League) (professional soccer); National Basketball Association (professional basketball); PGA TOUR, Tiger Woods and Augusta National (professional golf); National Hockey League and NHL Players’ Association (professional hockey); National Football League Properties, PLAYERS Inc., and Red Bear Inc. (professional football); Collegiate Licensing Company (collegiate football); Zuffa, LLC (Ultimate Fighting Championship); ESPN (content in EA SPORTS games); Hasbro, Inc. (most of Hasbro’s toy and game intellectual properties); and LucasArts and Lucas Licensing (Star Wars: The Old Republic). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our unrecognized minimum contractual obligations as of June 30, 2012 (in millions):

	Contractual Obligations
Fiscal Year Ending March 31,	Leases (a)	Developer/ Licensor Commitments	Marketing	Convertible Notes Interest (b)	Other Purchase Obligations	Total
2013 (remaining nine months)	$41	$129	$51	$5	$6	$232
2014	51	126	53	5	8	243
2015	43	114	34	5	—	196
2016	31	167	34	5	—	237
2017	18	12	20	2	—	52
Thereafter	36	258	83	—	—	377
Total	$220	$806	$275	$22	$14	$1,337

(a)
Lease commitments have not been reduced by minimum sub-lease rentals for unutilized office space resulting from our reorganization activities of approximately $6 million due in the future under non-cancelable sub-leases.

(b)	In addition to the interest payments reflected in the table above, we will be obligated to pay the $632.5 million principal amount of the 0.75% Convertible Senior Notes due 2016 and any excess conversion value in shares of our common stock upon redemption after the maturity of the Notes on July 15, 2016 or earlier. See Note 10 for additional information related to our 0.75% Convertible Senior Notes due 2016.
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
In addition to what is included in the table above, as of June 30, 2012, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $251 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
In addition to what is included in the table above as of June 30, 2012, primarily in connection with our PopCap, KlickNation, and Chillingo acquisitions, we may be required to pay an additional $568 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2015. As of June 30, 2012, we have accrued $88 million of contingent consideration on our Condensed Consolidated Balance Sheet representing the estimated fair value of the contingent consideration.
Legal Proceedings
In June 2008, Geoffrey Pecover filed an antitrust class action in the United States District Court for the Northern District of California, alleging that EA obtained an illegal monopoly in a discreet antitrust market that consists of “league-branded football simulation video games” by bidding for, and winning, exclusive licenses with the NFL, Collegiate Licensing Company and Arena Football League. In December 2010, the district court granted the plaintiffs' request to certify a class of plaintiffs consisting of all consumers who purchased EA's Madden NFL, NCAA Football or Arena Football video games after 2005. In May 2012, the parties reached a settlement in principle to resolve all claims related to this action. As a result, we recognized a $27 million accrual in the fourth quarter of fiscal 2012 associated with the potential settlement. In July 2012, the plaintiffs filed a motion with the court to approve the settlement. The court will hear that motion in late September 2012.
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
The estimated assumptions used in the Black-Scholes valuation model to value our stock option grants were as follows:

	Stock Option Grants
	Three Months Ended June 30,
	2012	2011
Risk-free interest rate	0.4 - 1.0%	1.0 - 1.8%
Expected volatility	41 - 46%	40 - 41%
Weighted-average volatility	44%	40%
Expected term	4.4 years	4.4 years
Expected dividends	None	None
There were no ESPP shares issued during the three months ended June 30, 2012 and 2011.
The estimated assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Three Months Ended June 30,
	2012	2011
Risk-free interest rate	0.2 - 0.4%	0.2 - 0.6%
Expected volatility	17 - 116%	14 - 83%
Weighted-average volatility	36%	35%
Expected dividends	None	None
Stock-Based Compensation Expense
Employee stock-based compensation expense recognized during the three months ended June 30, 2012 and 2011 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and the ESPP included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,
	2012	2011
Cost of revenue	$1	$1
Research and development	22	23
General and administrative	9	9
Marketing and sales	7	5
Stock-based compensation expense	$39	$38
During the three months ended June 30, 2012 and 2011, we did not recognize any provision for or benefit from income taxes related to our stock-based compensation expense.
As of June 30, 2012, our total unrecognized compensation cost related to stock options was $9 million and is expected to be recognized over a weighted-average service period of 2.3 years. As of June 30, 2012, our total unrecognized compensation cost related to restricted stock and restricted stock units (collectively referred to as “restricted stock rights”) was $322 million and is expected to be recognized over a weighted-average service period of 2.1 years. Of the $322 million of unrecognized compensation cost, $19 million relates to market-based restricted stock units and $1 million relates to performance-based restricted stock units.
Stock Options

The following table summarizes our stock option activity for the three months ended June 30, 2012:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2012	9,744	$34.17
Granted	173	13.12
Exercised	(4)	15.13
Forfeited, cancelled or expired	(446)	40.42
Outstanding as of June 30, 2012	9,467	33.52	4.61	$—
Exercisable as of June 30, 2012	8,594	35.10	4.23	$—
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of June 30, 2012, which would have been received by the option holders had all the option holders exercised their options as of that date. The weighted-average grant date fair values of stock options granted during the three months ended June 30, 2012 and 2011 were $4.75 and $7.70, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Rights
The following table summarizes our restricted stock rights activity, excluding performance-based and market-based restricted stock unit activity discussed below, for the three months ended June 30, 2012:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2012	16,323	$20.73
Granted	5,681	12.53
Vested	(3,518)	21.79
Forfeited or cancelled	(455)	13.30
Balance as of June 30, 2012	18,031	18.13
The weighted-average grant date fair values of restricted stock rights granted during the three months ended June 30, 2012 and 2011 were $12.53 and $22.35, respectively.
Performance-Based Restricted Stock Units
The following table summarizes our performance-based restricted stock unit activity for the three months ended June 30, 2012:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2012	1,421	$50.35
Vested	(19)	15.39
Forfeited or cancelled	(50)	49.60
Balance as of June 30, 2012	1,352	34.36
Market-Based Restricted Stock Units
Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be received at vesting will range from zero percent to 200 percent of the target number of stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period over a three year period. The maximum number of common shares that could vest is approximately 2 million for market-based restricted stock units.

The following table summarizes our market-based restricted stock unit activity for the three months ended June 30, 2012. We present shares granted at 100 percent of target of the number of stock units that may potentially vest.

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2012	520	$34.77
Granted	670	10.45
Vested	(111)	34.77
Forfeited or cancelled	(62)	34.77
Balance as of June 30, 2012	1,017	18.75
Stock Repurchase Program
In February 2011, our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the next 18 months. We completed our program in April 2012. We repurchased approximately 32 million shares in the open market since in the commencement of the program, including pursuant to pre-arranged stock trading plan. During three months ended June 30, 2012, we repurchased and retired approximately 4 million shares of our common stock for approximately $71 million, net of commissions.

In July 2012, our Board of Directors authorized a new program to repurchase up to $500 million of our common stock. Under the program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans.  The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time.
Annual Meeting of Stockholders
At our Annual Meeting of Stockholders, held on July 26, 2012, our stockholders approved amendments to our 2000 Equity Incentive Plan (the “Equity Plan”) to increase the number of shares of common stock authorized under the Equity Plan by 6,180,000 shares, and to increase the limit on the number of shares that may be covered by equity awards to eligible persons under the Equity Plan in a fiscal year.

(13) NET INCOME PER SHARE

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

	Three Months Ended June 30,
(In millions, except per share data)	2012	2011
Net income	$201	$221
Shares used to compute net income per share:
Weighted-average common stock outstanding - basic	317	331
Dilutive potential common shares	3	6
Weighted-average common stock outstanding - diluted	320	337
Net income per share:
Basic	$0.63	$0.67
Diluted	$0.63	$0.66

For the three months ended June 30, 2012 and 2011, options to purchase, restricted stock units and restricted stock to be released in the amount of 21 million shares and 12 million shares of common stock, respectively, were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect.

Potentially dilutive shares of common stock related to our 0.75% Convertible Senior Notes due 2016 issued during the fiscal year ended March 31, 2012, which have a conversion price of $31.74 per share and the associated Warrants, which have a conversion price of $41.14 per share were excluded from the computation of Diluted EPS for the three months ended June 30, 2012 as their inclusion would have had an antidilutive effect resulting from the conversion price. The associated Convertible Note Hedge was excluded from the calculation of diluted shares as the impact is always considered antidilutive since the call option would be exercised by us when the exercise price is lower than the market price. See Note 10 for additional information related to our 0.75% Convertible Senior Notes due 2016 and related Convertible Note Hedge and Warrants.

(14) SEGMENT INFORMATION

Our reporting segments are based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.

Our business is currently organized around our six operating labels, EA Games, EA SPORTS, Maxis, BioWare, PopCap and Social/Mobile studios. Our CODM regularly reviews the results of each of the operating labels. Due to their similar economic characteristics, products, and distribution methods, all six of the operating labels are aggregated into one Reportable Segment (the “EA Labels” segment) as shown below. In addition to assessing performance and allocating resources based on our operating segments, to a lesser degree, our CODM also reviews results based on geographic performance.
The following table summarizes the financial performance of the EA Labels segment and a reconciliation of the EA Labels segment's loss to our consolidated operating income for the three months ended June 30, 2012 and 2011. Prior periods reported below have been restated to reflect our current EA Labels reporting segment structure (in millions):

	Three Months Ended June 30,
	2012	2011
EA Labels segment:
Net revenue before revenue deferral	$467	$516
Depreciation and amortization	(16)	(15)
Other expenses	(461)	(534)
EA Labels segment loss	(10)	(33)
Reconciliation to consolidated operating income:
Other:
Revenue deferral	(315)	(250)
Recognition of revenue deferral	779	725
Other net revenue	24	8
Depreciation and amortization	(34)	(26)
Acquisition-related contingent consideration	20	(2)
Restructuring and other charges	(27)	(18)
Stock-based compensation	(39)	(38)
Other expenses	(183)	(139)
Consolidated operating income	$215	$227
EA Labels segment loss differs from consolidated operating income primarily due to the exclusion of (1) certain corporate and other functional costs that are not allocated to EA Labels, (2) the deferral of certain net revenue related to online-enabled packaged goods and digital content (see Note 8 for additional information regarding deferred net revenue (packaged goods and digital content)), and (3) our Switzerland distribution revenue and expenses that is not allocated to EA Labels. Our CODM reviews assets on a consolidated basis and not on a segment basis.
As we continue to evolve our business and more of our products are delivered to consumers digitally via the Internet, management places a greater emphasis and focus on assessing its performance through a review of net revenue by revenue composition rather than net revenue by platform. Information about our total net revenue by revenue composition for the three months ended June 30, 2012 and 2011 is presented below (in millions):

	Three Months Ended June 30,
	2012	2011
Publishing and other	$592	$647
Wireless, Internet-derived, advertising (digital)	342	232
Distribution	21	120
Net revenue	$955	$999
Information about our operations in North America, Europe and Asia as of and for the three months ended June 30, 2012 and 2011 is presented below (in millions):

	Three Months Ended June 30,
	2012	2011
Net revenue from unaffiliated customers
North America	$450	$501
Europe	435	438
Asia	70	60
Net revenue	$955	$999

	As of June 30,
	2012	2011
Long-lived assets
North America	$2,123	$1,289
Europe	452	440
Asia	46	53
Total	$2,621	$1,782
Our direct sales to GameStop Corp. represented approximately 11 percent and 18 percent of total net revenue for the three months ended June 30, 2012 and 2011, respectively.

(15) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
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
We have reviewed the condensed consolidated balance sheets of Electronic Arts Inc. and subsidiaries (the Company) as of June 30, 2012 and July 2, 2011, and the related condensed consolidated statements of operations, comprehensive income, and cash flows for the three-month periods ended June 30, 2012 and July 2, 2011. These condensed consolidated financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Electronic Arts Inc. and subsidiaries as of March 31, 2012, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated May 25, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet for which it has been derived.

/s/ KPMG LLP
Santa Clara, California
August 3, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, made in this Quarterly Report are forward looking. Examples of forward-looking statements include statements related to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, including our intended product releases, and may include certain assumptions that underlie the forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate” (and the negative of any of these terms), “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Our actual results could differ materially from those in the forward-looking statements. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed in this report under the heading “Risk Factors” in Part II, Item 1A, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 as filed with the Securities and Exchange Commission (“SEC”) on May 25, 2012 and in other documents we have filed with the SEC.

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three months ended June 30, 2012, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 as filed with the SEC on May 25, 2012 and in other documents we have filed with the SEC.
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
Financial Results
Total net revenue for the three months ended June 30, 2012 was $955 million, a decrease of $44 million, or 4 percent, as compared to the three months ended June 30, 2011. At June 30, 2012, deferred net revenue associated with sales of online-enabled packaged goods and digital content decreased by $464 million as compared to March 31, 2012, directly increasing the amount of reported net revenue during the three months ended June 30, 2012. At June 30, 2011, deferred net revenue associated with sales of online-enabled packaged goods and digital content decreased by $475 million as compared to March 31, 2011, directly increasing the amount of reported net revenue during the three months ended June 30, 2011. Without this $11 million change in deferred net revenue, reported net revenue would have decreased by approximately $33 million, or 6 percent, during the three months ended June 30, 2012. This decrease was primarily the result of lower revenue from distribution products during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Net revenue for the three months ended June 30, 2012 was driven by Battlefield 3, FIFA 2012, and Mass Effect 3.

Net income for the three months ended June 30, 2012 was $201 million as compared to $221 million for the three months ended June 30, 2011. Diluted earnings per share for the three months ended June 30, 2012 was $0.63 as compared to a diluted earnings per share of $0.66 for the three months ended June 30, 2011. Net income decreased for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 primarily as a result of (1) a $25 million increase in personnel-related expenses due primarily to an 11 percent increase in headcount, (2) a $9 million decrease in gross profit due to a 4 percent decrease in net revenue, and (3) a $9 million increase in restructuring and other costs. These decreases in net income were partially offset by a $22 million decrease in acquisition-related contingent consideration charges.
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

Growth of Casual and Social Games. The popularity of wireless and other emerging gaming platforms such as smart phones, tablets and social networking sites, such as Facebook, has led to the growth of casual and social gaming. Casual and social games are characterized by their mass appeal, simple controls, flexible monetization including free-to-play and micro-transaction business models, and fun and approachable gameplay. These games appeal to a larger consumer demographic of younger and older players and more female players than video games played on console devices. These areas are among the fastest growing segments of our sector and we have responded to this opportunity by developing casual and social games based on our established intellectual properties such as The Sims, FIFA and Battlefield, and with our acquisition of PopCap Games. We expect sales of casual and social games for wireless and other emerging platforms to continue to be an important part of our business.
Concentration of Sales Among the Most Popular Games. We see a larger portion of packaged goods games sales concentrated on the most popular titles, and those titles are typically sequels of prior games. We have responded to this trend by significantly reducing the number of games that we produce to provide greater focus on our most promising intellectual properties. We published 36 primary packaged goods titles in fiscal year 2011, 22 in fiscal year 2012 and in fiscal year 2013, we expect to release 14 primary packaged goods titles.

Evolving Sales Patterns. Our business has evolved from a traditional packaged goods business model to one where our games are played on a variety of platforms including mobile devices and social networking sites. Our strategy is to transform our core intellectual properties into year-round businesses, with a steady flow of downloadable content and extensions on new platforms. Our increasingly digital, multi-platform business no longer reflects the retail sales patterns associated with traditional packaged goods launches. For example, we offer our consumers additional services and/or additional content available through online services to further enhance the gaming experience and extend the time that consumers play our games after their initial purchase. Our social and casual games offer free-to-play and micro-transaction models. We also offer subscription-based products, such as our massively multi-player online (“MMO”) role-playing game Star Wars: The Old Republic. The revenues we derive from these services have become increasingly more significant year-over-year. Our service revenue represented 26 percent and 11 percent of total revenues in the three months ended June 30, 2012 and 2011, respectively.

Recent Developments

Stock Repurchase Program. In February 2011, we announced that our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the next 18 months. We completed our program in April 2012. We repurchased approximately 32 million shares in the open market since the commencement of the program, including pursuant to pre-arranged stock trading plans. During the three months ended June 30, 2012, we repurchased and retired approximately 4 million shares of our common stock for approximately $71 million, net of commissions.

In July 2012, our Board of Directors authorized a new program to repurchase up to $500 million of our common stock. Under the program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans.  The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time.

International Operations and Foreign Currency Exchange Impact. International sales (revenue derived from countries other than Canada and the United States), are a fundamental part of our business. Net revenue from international sales accounted for approximately 53 percent of our total net revenue during the three months ended June 30, 2012 and approximately 50 percent of our total net revenue during the three months ended June 30, 2011. Our net revenue is impacted by foreign exchange rates during the reporting period associated with net revenue before revenue deferral, as well as the foreign exchange rates associated with the recognition of deferred net revenue of online-enabled packaged goods and digital content that were established at the time we recorded this deferred net revenue on our Consolidated Balance Sheets. The foreign exchange rates during the reporting period may not always move in the same direction as the foreign exchange rate impact associated with the recognition of deferred net revenue of online-enabled packaged goods and digital content. During the three months ended June 30, 2012, foreign exchange rates had an overall unfavorable impact on our net revenue of approximately $5 million, or 1 percent. In addition, our international investments and our cash and cash equivalents denominated in foreign currencies are subject to fluctuations in foreign currency exchange rates. If the U.S. dollar strengthens against these currencies, then foreign exchange rates may have an unfavorable impact on our results of operations and our financial condition.

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

Multiple-element arrangements

We enter into multiple-element revenue arrangements in which we may provide a combination of game software, updates or additional content and online game services. For some software products we may provide updates or additional content (“digital content”) to be delivered via the Internet that can be used with the original software product. In many cases we separately sell this digital content for an additional fee. In other transactions, we may have an obligation to provide incremental unspecified digital content in the future without an additional fee (i.e., updates on a when-and-if-available basis) or we may offer an online “matchmaking” service that permits consumers to play against each other via the Internet. Collectively, we refer to these as software-related offerings. In those situations where we do not require an additional fee for the software-related offerings, we account for the sale of the software product and software-related offerings as a “bundled” sale, or multiple element arrangement, in which we sell both the software product and relating offerings for one combined price. Generally, we do not have vendor specific objective evidence (“VSOE”) for the software-related offerings and thus, we defer net revenue from sales of these games and recognize the revenue from the bundled sales games over the period the offering will be provided (the “offering period”). If the period is not defined, we recognize revenue over the estimated offering period, which is generally estimated to be six months, beginning in the month after delivery. In addition, determining whether we have an implicit obligation to provide incremental unspecified future digital content without an additional fee can be difficult. Determining the estimated offering period is inherently subjective and is subject to regular revision based on historical online usage.

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

In some of our multiple element arrangements, we sell tangible products with software and/or software-related offerings. These tangible products are generally either peripherals or ancillary collectors' items. Revenue for these arrangements is allocated to each separate unit of accounting for each deliverable using the relative selling prices of each deliverable in the arrangement based on the selling price hierarchy described below. If the arrangement contains more than one software deliverable, the arrangement consideration is allocated to the software deliverables as a group and then allocated to each software deliverable in accordance with ASC 985-605.
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

Fair Value Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) often requires us to determine the fair value of a particular item in order to fairly present our financial statements. Without an independent market or another representative transaction, determining the fair value of a particular item requires us to make several assumptions that are inherently difficult to predict and can have a material impact on the accounting.

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

While we are required to make certain fair value assessments associated with the accounting for several types of transactions, the following areas are the most sensitive to these assessments:

Business Combinations. We must estimate the fair value of assets acquired, liabilities and contingencies assumed, acquired in-process technology, and contingent consideration issued in a business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various estimated useful lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount we recognize as goodwill, an asset that is not amortized. Determining the fair value of assets acquired requires an assessment of the highest and best use or the expected price to sell the asset and the related expected future cash flows. Determining the fair value of acquired in-process technology also requires an assessment of our expectations related to the use of that asset. Determining the fair value of an assumed liability requires an assessment of the expected cost to transfer the liability. Determining the fair value of contingent consideration issued requires an assessment of the expected future cash flows over the period in which the obligation is expected to be settled, and applying a discount rate that appropriately captures a market participant's view of the risk associated with the obligation. This fair value assessment is also required in periods subsequent to a business combination. Such estimates are inherently difficult and subjective and can have a material impact on our Condensed Consolidated Financial Statements.

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

In assessing impairment on our goodwill, we first analyze qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we conclude it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, we do not need to perform the two-step impairment test. If based on that assessment, we believe it is more likely than not that the fair value of its reporting units is less than its carrying value, a two-step goodwill impairment test will be performed. The first step measures for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to the individual assets and liabilities within each reporting unit. Our reporting units are determined by the components of our operating segments that constitute a business for which (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component.

To determine the fair value of each reporting unit used in the first step, we use the market approach, which utilizes comparable companies' data, the income approach, which utilizes discounted cash flows, or a combination thereof. Determining whether an event or change in circumstances does or does not indicate that the fair value of a reporting unit is below its carrying amount is inherently subjective. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates, tax rates, and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on a weighted average cost of capital, future economic and market conditions and determination of appropriate market comparables. These estimates and assumptions have to be made for each reporting unit evaluated for impairment. As of our last annual assessment of goodwill in the fourth quarter of fiscal year 2012, we concluded that the estimated fair values of each of our reporting units significantly exceeded their carrying amounts and we have not identified any indicators of impairment since that assessment. Our estimates for market growth, our market share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business. Our business consists of developing, marketing and distributing video game software using both established and emerging intellectual properties and our forecasts for emerging intellectual properties are based upon internal estimates and external sources rather than historical information and have an inherently higher risk of inaccuracy. If future forecasts are revised, they may indicate or require future impairment charges. We base our fair value estimates on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

Assessment of Impairment of Short-Term Investments and Marketable Equity Securities. We periodically review our short-term investments and marketable equity securities for impairment. Our short-term investments consist of securities with remaining maturities greater than three months at the time of purchase and our marketable equity securities consist of investments in common stock of publicly traded companies, both are accounted for as available-for-sale securities. Unrealized gains and losses on our short-term investments and marketable equity securities are recorded as a component of accumulated other comprehensive income in stockholders' equity, net of tax, until either (1) the security is sold, (2) the security has matured, or (3) we determine that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. Realized gains and losses on our short-term investments and marketable equity securities are calculated based on the specific identification method and are reclassified from accumulated other comprehensive income to interest and other income (expense), net, and gains (losses) on strategic investments, net, respectively. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, any contractual terms impacting the prepayment or settlement process, as well as, if we would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery. Our ongoing consideration of these factors could result in impairment charges in the future, which could have a material impact on our financial results.

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

Royalty-based obligations with content licensors and distribution affiliates are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of revenue generally at the greater of the contractual rate or an effective royalty rate based on the total projected net revenue for contracts with guaranteed minimums. Significant judgment is required to estimate the effective royalty rate for a particular contract. Because the computation of effective royalty rates requires us to project future revenue, it is inherently subjective as our future revenue projections must anticipate a number of factors, including (1) the total number of titles subject to the contract, (2) the timing of the release of these titles, (3) the number of software units we expect to sell, which can be impacted by a number of variables, including product quality, the timing of the title's release and competition, and (4) future pricing. Determining the effective royalty rate for our titles is particularly challenging due to the inherent difficulty in predicting the popularity of entertainment products. Accordingly, if our future revenue projections change, our effective royalty rates would change, which could impact the amount and timing of royalty expense we recognize.

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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2013 and 2012 contain 52 weeks each and ends or ended, as the case may be, on March 30, 2013 and March 31, 2012, respectively. Our results of operations for the three months ended June 30, 2012 and 2011 contained 13 weeks each, and ended on June 30, 2012 and July 2, 2011, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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

We provide three different measures of our Net Revenue. Two of these measures are presented in accordance with U.S. GAAP -

(1) Net Revenue by Product revenue and Service and other revenue and (2) Net Revenue by Geography. The third measure is a non-GAAP financial measure - Net Revenue before Revenue Deferral by Revenue Composition, which is primarily based on method of distribution. We use this third non-GAAP financial measure internally to evaluate our operating performance, when planning, forecasting and analyzing future periods, and when assessing the performance of our management team.

Management places a greater emphasis and focus on assessing our business through a review of the Net Revenue before Revenue Deferral by Revenue Composition than by Net Revenue by Product revenue and Service and other revenue. These two measures differ as (1) Net Revenue by Product revenue and Service and other revenue reflects the deferral and recognition of revenue in periods subsequent to the date of sale due to U.S. GAAP while Net Revenue before Revenue Deferral by Revenue Composition does not, and (2) both measures contain a different aggregation of sales from one another. For instance, Service and other revenue does not include the majority of our full-game digital download and mobile sales that are fully included in our Digital revenue. Further, Service and other revenue includes all of our revenue associated with MMO games while software sales associated with our MMOs are included in either Digital revenue or Publishing and other revenue depending on whether the sale was a full-game digital download or a packaged goods sale.

Net Revenue by Product Revenue and Service and Other Revenue

Our total net revenue by product revenue and service and other revenue for the three months ended June 30, 2012 and 2011 was as follows (in millions):

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Net revenue:
Product	$702	$894	$(192)	(21)%
Service and other	253	105	148	141%
Total net revenue	$955	$999	$(44)	(4)%

Product Revenue

Our product revenue includes revenue associated with the sale of game software, whether delivered via a disc (i.e., packaged goods) or via the Internet (i.e., full-game download), that do not require our continuous hosting support, and licensing of game software to third-parties. This excludes game software from our MMO games (both game and subscription sales), which is included in service and other revenue as such game software requires continuous hosting support. Product revenue also includes mobile games that do not have an online service component and sales of tangible products such as hardware, peripherals, or collectors' items.

For the three months ended June 30, 2012, product revenue was $702 million, primarily driven by Battlefield 3, Mass Effect 3, and FIFA 2012. Product revenue for the three months ended June 30, 2012 decreased $192 million, or 21 percent, as compared to the three months ended June 30, 2011. This decrease was driven by a $517 million decrease primarily from the Portal, Crysis, Need for Speed, and Dragon Age franchises. This decrease was offset by a $325 million increase primarily from the Battlefield, Mass Effect, and FIFA Street franchises.

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

For the three months ended June 30, 2012, service and other revenue was $253 million, primarily driven by Star Wars: The Old Republic, FIFA 2012, and FIFA World Class Soccer. Service and other revenue for the three months ended June 30, 2012 increased $148 million, or 141 percent, as compared to the three months ended June 30, 2011. This increase was driven by a $156 million increase primarily from subscriptions for Star Wars: The Old Republic, as well as services associated with the FIFA and The Sims franchises. This increase was partially offset by an $8 million decrease primarily in service revenue generated by our Pogo-branded online game services and the Warhammer and Ultima Online MMO franchises.

Net Revenue by Geography

	Three Months Ended June 30,
(In millions)	2012	2011	$ Change	% Change
North America	$450	$501	$(51)	(10)%
Europe	435	438	(3)	(1)%
Asia	70	60	10	17%
Total net revenue	$955	$999	$(44)	(4)%

Net revenue in North America was $450 million, or 47 percent of total net revenue for the three months ended June 30, 2012, compared to $501 million, or 50 percent of total net revenue for the three months ended June 30, 2011, a decrease of $51 million, or 10 percent. Net revenue in North America decreased primarily due to the absence of a primary distribution title release during the three months ended June 30, 2012. Net revenue in Europe was $435 million, or 46 percent of total net revenue during the three months ended June 30, 2012, compared to $438 million, or 44 percent of total net revenue during the three months ended June 30, 2011, a decrease of $3 million, or less than 1 percent. Net revenue in Asia was $70 million, or 7 percent of total net revenue for the three months ended June 30, 2012, compared to $60 million, or 6 percent of total net revenue for the three months ended June 30, 2011, an increase of $10 million, or 17 percent. Net revenue in Asia increased primarily due to increased sales in our FIFA and Battlefield franchises partially offset by the absence of a primary distribution title release during the three months ended June 30, 2012. Additionally, the value of the U.S. dollar relative to foreign currencies contributed to an decrease of total reported net revenue of approximately $5 million (primarily the Euro), or 1 percent of total net revenue.

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

Our total net revenue by revenue composition for the three months ended June 30, 2012 and 2011 was as follows (in millions):

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Publishing and other	$146	$195	$(49)	(25)%
Wireless, Internet-derived, and advertising (digital)	324	209	115	55%
Distribution	21	120	(99)	(83)%
Net Revenue before Revenue Deferral	491	524	(33)	(6)%

Revenue Deferral	(315)	(250)	(65)	26%
Recognition of Revenue Deferral	779	725	54	7%
Net Revenue	$955	$999	$(44)	(4)%

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

For the three months ended June 30, 2012, publishing and other Net Revenue before Revenue Deferral was $146 million, primarily driven by FIFA 12, Battlefield 3, and FIFA Street 4. Publishing and other Net Revenue before Revenue Deferral for the three months ended June 30, 2012 decreased $49 million, or 25 percent, as compared to the three months ended June 30, 2011. This decrease was driven by a $121 million decrease in sales primarily from the Crysis, Alice, The Sims, and Mass Effect franchises. This decrease was offset by a $72 million increase in sales primarily from the Battlefield, FIFA Street, and FIFA franchises.

Wireless, Internet-derived, and Advertising (Digital) Revenue

Digital revenue includes revenue from sales of our internally-developed and co-published game software distributed through direct download through the Internet, including through our direct-to-consumer platform Origin, or distributed wirelessly through mobile carriers. This includes our full-game downloads, mobile and tablet revenue (each of which are generally classified as product revenue with the exception of our MMO game downloads and freemium mobile games which are classified as service revenue) as well as subscription services, micro-transactions, and advertising revenues (each of which is generally classified as service and other revenue).

For the three months ended June 30, 2012, digital Net Revenue before Deferral was $324 million, an increase of $115 million, or 55 percent, as compared to the three months ended June 30, 2011. This increase was driven by a $184 million increase in subscriptions primarily from the Star Wars: The Old Republic, as well as The Sims and Bejeweled franchises. This increase was offset by a $69 million decrease in sales partially from the Dragon Age, Crysis and Need for Speed franchises. Digital Net Revenue before Deferral for the three months ended June 30, 2012 excludes $37 million of Battlefield 3 Premium subscriptions which are deferred and are expected to be recognized in the fourth quarter of fiscal year 2013.

Distribution Revenue

Distribution revenue includes (1) sales of game software developed by independent game developers that we distribute and (2) sales through our Switzerland distribution business. For the three months ended June 30, 2012, distribution Net Revenue was $21 million and decreased $99 million, or 83 percent, as compared to the three months ended June 30, 2011, primarily due to a decrease in sales in the Portal and Rock Band franchises.

Revenue Deferral

Revenue Deferral for the three months ended June 30, 2012 increased $65 million, or 26 percent, as compared to the three months ended June 30, 2011. This increase was primarily due (1) to a 55 percent increase in our current period digital sales (which is generally deferred) and (2) a higher percentage of both our publishing and digital sales being deferred and recognized over time, due in part to a 87 percent increase in micro-transaction sales, which contains an online service component which requires revenue recognition as the service is delivered.

Recognition of Revenue Deferral

Our non-distribution sales are generally deferred and recognized over a weighted-average six month period, and therefore, the related revenue recognized during the fiscal quarter ended June 30 is primarily due to sales that occurred during the respective three month period ended March 31. The Recognition of Revenue Deferral for the three months ended June 30, 2012 increased $54 million, or 7 percent, as compared to the three months ended June 30, 2011. This increase was primarily due to increased digital sales during the three months ended March 31, 2012, and a higher percentage of those sales being comprised of games sales that have an online service component, as compared to the same period in fiscal year 2012.

Net Revenue

For the three months ended June 30, 2012, Net Revenue was $955 million and decreased $44 million, or 4 percent, as compared to the three months ended June 30, 2011. This decrease was driven by a $501 million decrease in revenue primarily from the Portal, Crysis, Need for Speed, and Dragon Age franchises. This decrease was offset by a $457 million increase in revenue primarily from the Battlefield, and Mass Effect franchises, as well as Star Wars: The Old Republic.

Our product and service and other revenue by revenue composition for the three months ended June 30, 2012 and 2011 was as follows (in millions):

	Three Months Ended June 30,
	2012	2011
Product revenue:
Publishing and other	$564	$632
Wireless, Internet-derived, and advertising (digital)	117	142
Distribution	21	120
Total product revenue	702	894

Service and other revenue:
Publishing and other	27	15
Wireless, Internet-derived, and advertising (digital)	226	90
Total service and other revenue	253	105
Total net revenue	$955	$999

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

Cost of Revenue

Total cost of revenue for the three months ended June 30, 2012 and 2011 was as follows (in millions):

	June 30, 2012	% of Related Net Revenue	June 30, 2011	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$132	18.8%	$212	23.7%	(37.7)%	(4.9)%
Service and other	73	28.9%	28	26.7%	160.7%	2.2%
Total cost of revenue	$205	21.5%	$240	24.0%	(14.6)%	(2.5)%

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

Cost of product revenue decreased by $80 million, or 37.7 percent in the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The decrease was primarily due to an 83 percent decrease in distribution revenue during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, which has higher costs.

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

Cost of service and other revenue increased by $45 million, or 160.7 percent in the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The increase was primarily due to increased server and support costs due to the release of more online-connected and subscription-based titles and related content during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.

Total Cost of Revenue as a Percentage of Total Net Revenue

During the three months ended June 30, 2012, total cost of revenue as a percentage of total net revenue decreased by 2.5 percent as compared to the three months ended June 30, 2011. This decrease as a percentage of net revenue was primarily due to (1) an 83 percent decrease in distribution revenue which has higher costs and (2) a greater percentage of net revenue from our digital products and services, that have a lower cost than our publishing and other products. Both of these factors positively impacted gross profit as a percent of net revenue by 6.4 percent. This decrease was partially offset by an increase in server and support costs due to the release of more online-connected and subscription-based titles and related content during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.

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
Research and development expenses for the three months ended June 30, 2012 and 2011 were as follows (in millions):

June 30, 2012	% of Net Revenue	June 30, 2011	% of Net Revenue	$ Change	% Change
$290	30%	$285	29%	$5	2%

Research and development expenses increased by $5 million, or 2 percent, during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, due to a $10 million increase in personnel-related costs resulting from an increase in headcount in connection with recent acquisitions, and a $5 million increase in incentive-based compensation expense. This was partially offset by an $8 million decrease in server and support costs. Prior to the launch of Star Wars: The Old Republic during the third quarter of fiscal 2012, these server and support costs were classified as research and development.  Subsequent to the launch, these costs are classified as cost of service revenues.
Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three months ended June 30, 2012 and 2011 were as follows (in millions):

June 30, 2012	% of Net Revenue	June 30, 2011	% of Net Revenue	$ Change	% Change
$145	15%	$140	14%	$5	4%
Marketing and sales expenses increased by $5 million, or 4 percent, during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily due to a $10 million increase in personnel-related costs resulting from an increase in headcount due to online and customer relationship initiatives, partially offset by an $8 million decrease in advertising and promotional spending on our franchises due to no new primary title releases this quarter.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three months ended June 30, 2012 and 2011 were as follows (in millions):

June 30, 2012	% of Net Revenue	June 30, 2011	% of Net Revenue	$ Change	% Change
$86	9%	$74	7%	$12	16%
General and administrative expenses increased $12 million, or 16 percent, during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011 primarily due to an increase in personnel-related costs of $5 million and a $5 million increase in legal fees related to litigation matters.

Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration for the three months ended June 30, 2012 and 2011 were as follows (in millions):

June 30, 2012	% of Net Revenue	June 30, 2011	% of Net Revenue	$ Change	% Change
$(20)	(2)%	$2	—	$(22)	(1,100)%
During the three months ended June 30, 2012, acquisition-related contingent consideration decreased by $22 million as compared to the three months ended June 30, 2011, primarily related to a decrease in our accrual in connection with our PopCap acquisition resulting from revisions in our estimate of the expected future cash flows over the period in which the obligation is expected to be settled.
Amortization of Intangibles
Amortization of intangibles for the three months ended June 30, 2012 and 2011 were as follows (in millions):

June 30, 2012	% of Net Revenue	June 30, 2011	% of Net Revenue	$ Change	% Change
$7	1%	$13	1%	$(6)	(46)%
During the three months ended June 30, 2012, amortization of intangibles decreased by $6 million, or 46 percent as compared to the three months ended June 30, 2011, primarily due to certain intangible assets from our prior year acquisitions being fully amortized during the fiscal year 2012.
Restructuring and Other Charges
Restructuring and other charges for the three months ended June 30, 2012 and 2011 were as follows (in millions):

June 30, 2012	% of Net Revenue	June 30, 2011	% of Net Revenue	$ Change	% Change
$27	3%	$18	2%	$9	50%
During the three months ended June 30, 2012, restructuring and other charges increased by $9 million, or 50 percent, as compared to the three months ended June 30, 2011, primarily due to $26 million in costs in connection with our fiscal 2013 restructuring, which was initiated this quarter. This was partially offset by a $17 million adjustment for the amendment of certain licensing agreements related to our fiscal 2011 restructuring plan that was expensed during the three months ended June 30, 2011. See the "Liquidity and Capital Resources" section on page 43 for additional information regarding our restructuring plans.
Interest and Other Income (Expense), Net
Interest and other income (expense), net, for the three months ended June 30, 2012 and 2011 were as follows (in millions):

June 30, 2012	% of Net Revenue	June 30, 2011	% of Net Revenue	$ Change	% Change
$(5)	(1)%	$3	—	$(8)	(267)%
Interest and other income (expense), net decreased by $8 million during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, primarily due to a $7 million increase in interest expense, including the amortization of debt discount recognized in connection to our 0.75% Convertible Senior Notes due 2016.
Income Taxes
Provisions for income taxes for the three months ended June 30, 2012 and 2011 were as follows (in millions):

June 30, 2012	Effective Tax Rate	June 30, 2011	Effective Tax Rate	% Change
$9	4.3%	$9	3.9%	—%
The provision for income taxes reported for the three months ended June 30, 2012 is based on our projected annual effective tax rate for fiscal year 2013, and also includes certain discrete tax benefits recorded during the period. Our effective tax rate for the three months ended June 30, 2012 was 4.3 percent as compared to 3.9 percent for the three months ended June 30, 2011. The effective tax rates for the three months ended June 30, 2012 and June 30, 2011 differ from the statutory rate of 35.0 percent primarily due to the utilization of U.S. deferred tax assets which were subject to a valuation allowance and non-U.S. profits subject to a reduced or zero tax rates.
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

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of June 30, 2012	As of March 31, 2012	Increase / (Decrease)
Cash and cash equivalents	$919	$1,293	$(374)
Short-term investments	444	437	7
Marketable equity securities	76	119	(43)
Total	$1,439	$1,849	$(410)
Percentage of total assets	30%	34%

	Three Months Ended June 30,
(In millions)	2012	2011	Change
Cash used in operating activities	$(244)	$(274)	$30
Cash used in investing activities	(40)	(64)	24
Cash used in financing activities	(72)	(75)	3
Effect of foreign exchange on cash and cash equivalents	(18)	7	(25)
Net decrease in cash and cash equivalents	$(374)	$(406)	$32
Changes in Cash Flow
Operating Activities. Cash used in operating activities decreased $30 million during the three months ended June 30, 2012 as compared to three months ended June 30, 2011 primarily due to (1) a decrease in prepaid royalty advances and (2) a decrease in royalty payments. These decreases were partially offset by (1) less cash collected on receivables due to lower Net Revenue before Revenue Deferral during the current period as compared to the prior period as a result of no new primary title releases during the quarter ended June 30, 2012 and (2) an increase in personnel-related expenses due to increased headcount.
Investing Activities. Cash used in investing activities decreased $24 million during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 primarily driven by a $25 million decrease in cash used for acquisitions due to two acquisitions during the three months ended June 30, 2011 as compared to no acquisitions during the three months ended June 30, 2012. Separately, we received $128 million of proceeds from the maturities and sales of short-term investments during the current period as compared to $83 million received during the three months ended June 30, 2011. Additionally, we purchased $137 million of short-term investments during the current period as compared to $90 million purchased during the three months ended June 30, 2011.
Financing Activities. Cash used in financing activities decreased $3 million during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 primarily due to a $20 million decrease in the repurchase and retirement of common stock, net of commissions, pursuant to our Stock Repurchase Program during the three months ended June 30, 2012. This decrease was partially offset by $14 million decrease in proceeds received from issuance of common stock related to the exercise of stock options during the three months ended June 30, 2011.
Short-term Investments and Marketable Equity Securities
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of June 30, 2012, our short-term investments had gross unrealized gains of $1 million, or less than 1 percent of the total in short-term investments, and gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.
The fair value of our marketable equity securities decreased to $76 million as of June 30, 2012 from $119 million as of March 31, 2012 due to a decrease in the value of our investment in Neowiz.
Restricted Cash and Contingent Consideration
Primarily in connection with our acquisitions of PopCap, KlickNation, and Chillingo, we may be required to pay an additional $568 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2015. As of June 30, 2012, we have $25 million of restricted cash related to the Playfish performance milestones, which we expect to pay in the second quarter of fiscal 2013. In connection with our PopCap acquisition, we acquired an additional $6 million of restricted cash which is held in an escrow account in the event that certain liabilities become due. As these deposits are restricted in nature, they are excluded from cash and cash equivalents. As of June 30, 2012, the restricted cash of $31 million is included in other current assets in our Condensed Consolidated Balance Sheets.

Fiscal 2013 Restructuring
On May 7, 2012, we announced a restructuring plan to align our cost structure with our ongoing digital transformation. Under this plan, we are reducing our workforce, terminating licensing agreements, and consolidating or closing various facilities. We expect the majority of these actions to be completed by September 30, 2012.
In connection with this plan, we anticipate incurring approximately $31 million to $35 million in total costs, of which approximately $22 million will result in future cash expenditures. All of these charges are expected to occur during the fiscal year ending March 30, 2013. These costs will consist of severance and other employee-related costs (approximately $16 million to $18 million), license termination costs (approximately $9 million) and other facilities-related costs (approximately $6 million to $8 million). Substantially all of these costs will be settled by March 30, 2013, with the exception of facilities costs which will be settled by May 2016.
In connection with our fiscal 2013 restructuring plan, we expect to incur cash expenditures through May 2016 of approximately (1) $17.8 million during the remainder of fiscal year 2013, (2) $2.1 million in fiscal year 2014, (3) $1.3 million in fiscal year 2015, (4) $0.6 million in fiscal year 2016, and (5) $0.1 million in fiscal year 2017.

Fiscal 2011 Restructuring
In connection with our fiscal 2011 restructuring plan, we expect to incur cash expenditures through June 2016 of approximately (1) $21 million during the remainder of fiscal year 2013, (2) $25 million in fiscal year 2014, (3) $18 million in fiscal year 2015, (4) $3 million in fiscal year 2016, and (5) $19 million in fiscal year 2017. The actual cash expenditures are variable as they will be dependent upon the actual revenue we generate from certain games.

Financing Arrangement
In July 2011, we issued $632.5 million aggregate principal amount of 0.75% Convertible Senior Notes due 2016 (the “Notes”). The Notes are senior unsecured obligations which pay interest semiannually in arrears at a rate of 0.75 percent per annum on January 15 and July 15 of each year, beginning on January 15, 2012 and will mature on July 15, 2016, unless earlier purchased or converted in accordance with their terms prior to such date. The Notes are convertible into cash and shares of our common stock based on an initial conversion value of 31.5075 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $31.74 per share). Upon conversion of the Notes, holders will receive cash up to the principal amount of each Note, and any excess conversion value will be delivered in shares of our common stock. We used the net proceeds of the Notes to finance the cash consideration of our acquisition of PopCap, which closed in August 2011.
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
In addition, in July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the

Notes. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provide us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock at a strike price of $31.74, which corresponds to the conversion price of the Notes and is equal to the number of shares of our common stock that notionally underlie the Notes. As of June 30, 2012, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge.
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
See Note 10 to the Condensed Consolidated Financial Statements for additional information related to our 0.75% Convertible Senior Notes due 2016.

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
As of June 30, 2012, approximately $650 million of our cash, cash equivalents, and short-term investments and $38 million of our marketable equity securities were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
In February 2011, our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the next 18 months. We completed our program in April 2012. We repurchased approximately 32 million shares in the open market since the commencement of the program, including pursuant to pre-arranged stock trading plans. During the three months ended June 30, 2012, we repurchased and retired approximately 4 million shares of our common stock for approximately $71 million, net of commissions.
In July 2012, our Board of Directors authorized a new program to repurchase up to $500 million of our common stock. Under the program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans.  The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time. While we expect to be able to complete the repurchase program with available cash held domestically, we are considering establishing a line of credit to provide additional flexibility.
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

In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation, FAPL (Football Association Premier League Limited), and DFL Deutsche Fußball Liga GmbH (German Soccer League) (professional soccer); National Basketball Association (professional basketball); PGA TOUR, Tiger Woods and Augusta National (professional golf); National Hockey League and NHL Players’ Association (professional hockey); National Football League Properties, PLAYERS Inc., and Red Bear Inc. (professional football); Collegiate Licensing Company (collegiate football); Zuffa, LLC (Ultimate Fighting Championship); ESPN (content in EA SPORTS games); Hasbro, Inc. (most of Hasbro’s toy and game intellectual properties); and LucasArts and Lucas Licensing (Star Wars: The Old Republic). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.
The following table summarizes our unrecognized minimum contractual obligations as of June 30, 2012, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

	Contractual Obligations
Fiscal Year Ending March 31,	Leases (a)	Developer/ Licensor Commitments	Marketing	Convertible Notes Interest (b)	Other Purchase Obligations	Total
2013 (remaining nine months)	$41	$129	$51	$5	$6	$232
2014	51	126	53	5	8	243
2015	43	114	34	5	—	196
2016	31	167	34	5	—	237
2017	18	12	20	2	—	52
Thereafter	36	258	83	—	—	377
Total	$220	$806	$275	$22	$14	$1,337

(a)
See discussion on operating leases in the “Off-Balance Sheet Commitments” section below for additional information. Lease commitments have not been reduced by minimum sub-lease rentals for unutilized office space resulting from our reorganization activities of approximately $6 million due in the future under non-cancelable sub-leases.

(b)
In addition to the interest payments reflected in the table above, we will be obligated to pay the $632.5 million principal amount of the 0.75% Convertible Senior Notes due 2016 and any excess conversion value in shares of our common stock upon redemption after the maturity of the Notes on July 15, 2016 or earlier. See Note 10 to the Condensed Consolidated Financial Statements for additional information related to our 0.75% Convertible Senior Notes due 2016.

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
In addition to what is included in the table above, as of June 30, 2012, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $251 million, for which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
In addition to what is included in the table above as of June 30, 2012, primarily in connection with our PopCap, KlickNation, and Chillingo acquisitions, we may be required to pay an additional $568 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2015. As of June 30, 2012, we have accrued $88 million of contingent consideration on our Condensed Consolidated Balance Sheet representing the estimated fair value of the contingent consideration.
OFF-BALANCE SHEET COMMITMENTS
Lease Commitments
As of June 30, 2012, we leased certain of our current facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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
Foreign Currency Exchange Rate Risk

Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing foreign currency option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. During the three months ended June 30, 2012 and 2011, we reclassified an immaterial amount of losses into interest and other income (expense), net. Our hedging programs are designed to reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net revenue and research and development expenses. As of June 30, 2012, we had foreign currency option contracts to purchase approximately $30 million in foreign currency and to sell approximately $165 million of foreign currency. All of the foreign currency option contracts outstanding as of June 30, 2012 will mature in the next 12 months. As of March 31, 2012, we had foreign currency option contracts to purchase approximately $74 million in foreign currency and to sell approximately $78 million of foreign currency. As of June 30, 2012 and March 31, 2012, these foreign currency option contracts outstanding had a total fair value of $4 million and $2 million, respectively, and are included in other current assets.
Balance Sheet Hedging Activities. We use foreign currency forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts generally have a contractual term of three months or less and are transacted near month-end. Our foreign currency forward contracts are not designated as hedging instruments, and are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or accrued and other current liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. In certain cases, the amount of such gains and losses will significantly differ from the amount of gains and losses recognized on the underlying foreign-currency-denominated monetary asset or liability, in which case our results will be impacted. As of June 30, 2012, we had foreign currency forward contracts to purchase and sell approximately $183 million in foreign currencies. Of this amount, $129 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $47 million to purchase foreign currency in exchange for U.S. dollars, and $7 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2012, we had foreign currency forward contracts to purchase and sell approximately $242 million in foreign currencies. Of this amount, $197 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $37 million to purchase foreign currency in exchange for U.S. dollars, and $8 million to sell foreign currency in exchange for British pounds sterling. As of June 30, 2012 and March 31, 2012, the fair value of our foreign currency forward contracts was immaterial and is included in accrued and other liabilities.

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
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of June 30, 2012, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential declines in the fair value of the premiums on our foreign currency option contracts used in cash flow hedging of less than $4 million in each scenario. As of June 30, 2012, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $18 million and $27 million, respectively. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.
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
As of June 30, 2012 and March 31, 2012, our short-term investments were classified as available-for-sale securities, and consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of June 30, 2012 and March 31, 2012 (in millions):

	As of June 30, 2012	As of March 31, 2012
Corporate bonds	$180	$150
U.S. Treasury securities	140	166
U.S. agency securities	109	116
Commercial paper	15	5
Total short-term investments	$444	$437

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of June 30, 2012, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of June 30, 2012	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$183	$182	$181	$180	$179	$177	$176
U.S. Treasury securities	142	141	141	140	139	139	138
U.S. agency securities	112	111	110	109	109	108	107
Commercial paper	15	15	15	15	15	15	15
Total short-term investments	$452	$449	$447	$444	$442	$439	$436
Market Price Risk
The fair value of our marketable equity securities in publicly traded companies is subject to market price volatility and foreign currency risk for investments denominated in foreign currencies. As of June 30, 2012 and March 31, 2012, our marketable equity securities were classified as available-for-sale securities, and consequently, were recorded on our Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity. The fair value of our marketable equity securities as of June 30, 2012 and March 31, 2012 was $76 million and $119 million, respectively.
Our marketable equity securities have been, and may continue to be, adversely impacted by volatility in the public stock markets. At any time, a sharp change in market prices in our investments in marketable equity securities could have a significant impact on the fair value of our investments. The following table presents hypothetical changes in the fair value of our marketable equity securities as of June 30, 2012, arising from changes in market prices of plus or minus 25 percent, 50 percent, and 75 percent.

(In millions)	Valuation of Securities Given an X Percentage Decrease in Each Stock’s Market Price			Fair Value as of June 30, 2012	Valuation of Securities Given an X Percentage Increase in Each Stock’s Market Price
	(75)%	(50)%	(25)%		25%	50%	75%
Marketable equity securities	$19	$38	$57	$76	$95	$114	$133

Item 4.	Controls and Procedures
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
Changes in internal control over financial reporting
There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the three months ended June 30, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In June 2008, Geoffrey Pecover filed an antitrust class action in the United States District Court for the Northern District of California, alleging that EA obtained an illegal monopoly in a discreet antitrust market that consists of “league-branded football simulation video games” by bidding for, and winning, exclusive licenses with the NFL, Collegiate Licensing Company and Arena Football League. In December 2010, the district court granted the plaintiffs' request to certify a class of plaintiffs consisting of all consumers who purchased EA's Madden NFL, NCAA Football or Arena Football video games after 2005. In May 2012, the parties reached a settlement in principle to resolve all claims related to this action. As a result, we recognized a $27 million accrual in the fourth quarter of fiscal 2012 associated with the potential settlement. In July 2012, the plaintiffs filed a motion with the court to approve the settlement. The court will hear that motion in late September 2012.
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

Our business is intensely competitive and “hit” driven. If we do not deliver “hit” products and services, or if consumers prefer our competitors' products or services over our own, our operating results could suffer.

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

Our product development usually starts with particular platforms and distribution methods in mind, and a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly and effectively than we can. In either case, our products and services may be technologically inferior to our competitors', less appealing to consumers, or both. If we cannot achieve our technology goals within the original development schedule of our products and services, then we may delay their release until these technology goals can be achieved, which may delay or reduce revenue and increase our development expenses. Alternatively, we may increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our product or service launch schedule or to keep up with our competition, which would increase our development expenses. We may also miss opportunities to adopt technology, or develop products and services for new platforms or services that become popular with consumers, which could adversely affect our revenues. It may take significant time and resources to shift our focus to such technologies or platforms, putting us at a competitive disadvantage.

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

During the three months ended June 30, 2012, approximately 57 percent of our North America sales were made to our top ten customers. In Europe, our top ten customers accounted for approximately 32 percent of our sales in that territory during the three months ended June 30, 2012. Worldwide, we had direct sales to one customer, GameStop Corp., which represented approximately 11 percent of total net revenue for the three months ended June 30, 2012. Though our products are available to consumers through a variety of retailers and directly through us, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

Our business is dependent on the success and availability of video game hardware systems manufactured by third parties, as well as our ability to develop commercially successful products and services for these systems.

Our products and services are played on video game hardware systems (which we also refer to as “platforms”) manufactured by third parties, such as Sony's PLAYSTATION 3, Microsoft's Xbox 360 and Nintendo's Wii. The success of our business is driven in part by the commercial success and adequate supply of these video game hardware systems, our ability to accurately predict which systems will be successful in the marketplace, and our ability to develop commercially successful products and services for these systems. We must make product development decisions and commit significant resources well in advance of anticipated product ship dates. A platform for which we are developing products and services may not succeed or may have a shorter life cycle than anticipated. If consumer demand for the systems for which we are developing products and services is lower than our expectations, our revenue will suffer, we may be unable to fully recover the investments we have made in developing our products and services, and our financial performance will be harmed. Alternatively, a system for which we have not devoted significant resources could be more successful than we had initially anticipated, causing us to miss out on meaningful revenue opportunities.

Our industry is cyclical, driven by the periodic introduction of new video game hardware systems. As we transition to new console platforms, our operating results may be more volatile.

Video game hardware systems have historically had a life cycle of four to six years, which causes the video game software market to be cyclical as well. The current cycle began with Microsoft's launch of the Xbox 360 in 2005, and continued in 2006 when Sony and Nintendo launched the PLAYSTATION 3 and the Wii, respectively. We have seen a decline in the market for video game systems overall driven by reduced demand for standard definition systems. This decline in sales of video game systems has caused a corresponding decline in the sales of packaged goods video game software.

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

Our agreements with hardware licensors (such as Sony for the PLAYSTATION 3, Microsoft for the Xbox 360, and Nintendo for the Wii) typically give significant control to the hardware licensor over the approval, manufacturing and distribution of our products and services, which could, in certain circumstances, leave us unable to get our products and services approved, manufactured and provided to customers. For our digital products and services delivered direct to the consumers via Sony's PlayStation Network and Microsoft's Xbox LIVE Marketplace, the hardware licensor controls the distribution of these titles. These hardware licensors are also among our chief competitors. Generally, control of the approval and manufacturing process by the hardware licensors increases both our manufacturing lead times and costs as compared to those we can achieve independently. While we believe that our relationships with our hardware licensors are currently good, the potential for these licensors to delay or refuse to approve our products and services exists. Such occurrences would harm our business and our financial performance.

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

We expect to continue making acquisitions or entering into other strategic transactions including (1) acquisitions of companies, businesses, intellectual properties, and other assets, (2) minority investments in strategic partners, and (3) investments in new interactive entertainment businesses (e.g., online and mobile publishing platforms) as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment, that we acquire unknown liabilities, or that we experience difficulty in the integration of business systems and technologies, the integration and retention of new employees, or in the maintenance of key business and customer relationships of the businesses we acquire, or diversion of management's attention from our other businesses. These events could harm our operating results or financial condition.

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

Many of our products are based on or incorporate intellectual property owned by others. For example, our EA SPORTS products include rights licensed from major sports leagues and players' associations. Similarly, many of our other key franchises, such as Star Wars: The Old Republic, are based on film and literary licenses and our Hasbro products are based on a license for certain of Hasbro's toy and game properties. In addition, some of our successful products in fiscal year 2011, Bulletstorm, Crysis 2, and Portal 2 in fiscal year 2012, are products for which we acquired publishing rights through a license from the product's creator/owner. Competition for these licenses and rights is intense. If we are unable to maintain these licenses and rights or obtain additional licenses or rights with significant commercial value, our revenues, profitability and cash flows will decline significantly. Competition for these licenses may also drive up the advances, guarantees and royalties that we must pay to licensors and developers, which could significantly increase our costs and reduce our profitability.

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

International sales are a fundamental part of our business. For the three months ended June 30, 2012, international net revenue comprised 53 percent of our total net revenue. We expect international sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. In addition, our foreign investments and our cash and cash equivalents denominated in foreign currencies are subject to currency fluctuations. We use foreign currency forward contracts to mitigate some foreign currency risk associated with foreign currency denominated monetary assets and liabilities (primarily certain intercompany receivables and payables) to a limited extent and foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries). However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. In the past, the disruption in the global financial markets has impacted many of the financial institutions with which we do business, and we are subject to counterparty risk with respect to such institutions with whom we enter into hedging transactions. A sustained decline in the financial stability of financial institutions as a result of the disruption in the financial markets could negatively impact our treasury operations, including our ability to secure credit-worthy counterparties for our foreign currency hedging programs. Accordingly, our results of operations, including our reported net revenue, operating expenses and net income, and financial condition can be adversely affected by unfavorable foreign currency fluctuations, especially the Euro, British pound sterling and Canadian dollar. In particular, because we derive a substantial proportion of our revenues from sales in Europe, the uncertainty regarding the ability of certain European countries to continue to service their sovereign debt obligations and related European financial restructuring efforts may cause fluctuations in the value of the Euro that could adversely affect our revenue growth and profit margins on sales outside of the United States, and thus impact our operating results (expressed in US dollars) in future periods. Further, the continued sovereign debt crisis in Europe could lead to increased counterparty risk with respect to financial institutions and other business partners, who are particularly vulnerable to the instability in certain European markets.

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
We are also required to estimate what our tax obligations will be in the future. Although we believe our tax estimates are reasonable, the estimation process and applicable laws are inherently uncertain, and our estimates are not binding on tax authorities. The tax laws' treatment of software and Internet-based transactions is particularly uncertain and in some cases currently applicable tax laws are ill-suited to address these kinds of transactions. Apart from an adverse resolution of these uncertainties, our effective tax rate also could be adversely affected by our profit levels, by changes in our business or changes in our structure resulting from the reorganization of our business and operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in applicable tax laws (in the United States or foreign jurisdictions), or changes in the valuation allowance for deferred tax assets, as well as other factors. Beginning in fiscal year 2009, we recorded a valuation allowance against most of our U.S. deferred tax assets. We expect to provide a valuation allowance on future U.S. tax benefits until we can sustain a level of profitability or until other significant positive evidence arises that suggest that these benefits are more likely than not to be realized. Further, our tax determinations are regularly subject to audit by tax authorities and developments in those audits could adversely affect our income tax provision. Should our ultimate tax liability exceed our estimates, our income tax provision and net income or loss could be materially affected.
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

Our reported financial results are impacted by the accounting standards promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. For example, as we have recently issued Notes which we account for under ASC 470-20, Debt with Conversion and Other Options, we are required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. Consequently, we report lower net income in our financial results because ASC 470-20 requires interest expense to include both the current period's amortization of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes. Furthermore, we cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method, with respect to the calculation of diluted earnings per share when considering our Notes that may be settled entirely or partly in cash. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

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

The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations. These fluctuations may be due to factors specific to us (including those discussed in the risk factors above, as well as others not currently known to us or that we currently do not believe are material), to changes in securities analysts' earnings estimates or ratings, to our results or future financial guidance falling below our expectations and analysts' and investors' expectations, to factors affecting the entertainment, computer, software, Internet, media or electronics industries, to our ability to successfully integrate any acquisitions we may make, or to national or international economic conditions. In particular, economic downturns may contribute to the public stock markets experiencing extreme price and trading volume volatility. These broad market fluctuations have and could continue to adversely affect the market price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In February 2011, our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the next 18 months. We completed our program in April 2012. We repurchased approximately 32 million shares in the open market since the commencement of the program, including pursuant to pre-arranged stock trading plans. During three months ended June 30, 2012, we repurchased and retired approximately 4 million shares of our common stock for approximately $71 million, net of commissions.
In July 2012, our Board of Directors authorized a new program to repurchase up to $500 million of our common stock. Under the program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans.  The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time.

The following table summarizes the number of shares repurchased during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
April 1-30, 2012	4,318,990	$16.38	4,318,990	$—
	4,318,990	16.38	4,318,990

Item 3.	Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The exhibits listed in the accompanying index to exhibits on Page 62 are filed or incorporated by reference as part of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Kenneth A. Barker
DATED:	Kenneth A. Barker
August 3, 2012	Interim Chief Financial Officer and
Senior Vice President, Chief Accounting Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2012
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
10.1*	Form of 2012 Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/18/2012

10.2*	Electronic Arts Bonus Plan Addendum.	8-K	000-17948	6/11/2012

10.3*	2000 Equity Incentive Plan, as amended, and related documents	8-K	000-17948	7/27/2012

10.4*	Electronic Arts Inc. Executive Bonus Plan	8-K	000-17948	7/27/2012

10.5*	Offer Letter for Employment at Electronic Arts Inc. to Blake Jorgensen, dated July 25, 2012	8-K	000-17948	7/31/2012

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS†	XBRL Instance Document.				X

101.SCH†	XBRL Taxonomy Extension Schema Document.				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	Management contract or compensatory plan or arrangement

†
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.