Form 10-Q
period 2012-09-30
ELECTRONIC ARTS INC.
filed 2012-11-06
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of November 1, 2012, there were 305,135,363 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	September 30, 2012	March 31, 2012 (a)
ASSETS
Current assets:
Cash and cash equivalents	$871	$1,293
Short-term investments	351	437
Marketable equity securities	93	119
Receivables, net of allowances of $182 and $252, respectively	643	366
Inventories	71	59
Deferred income taxes, net	64	67
Other current assets	239	268
Total current assets	2,332	2,609
Property and equipment, net	561	568
Goodwill	1,723	1,718
Acquisition-related intangibles, net	334	369
Deferred income taxes, net	49	42
Other assets	192	185
TOTAL ASSETS	$5,191	$5,491
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$219	$215
Accrued and other current liabilities	874	857
Deferred net revenue (packaged goods and digital content)	953	1,048
Total current liabilities	2,046	2,120
0.75% convertible senior notes due 2016, net	549	539
Income tax obligations	209	189
Deferred income taxes, net	2	8
Other liabilities	231	177
Total liabilities	3,037	3,033
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 312 and 320 shares issued and outstanding, respectively	3	3
Paid-in capital	2,259	2,359
Accumulated deficit	(257)	(77)
Accumulated other comprehensive income	149	173
Total stockholders’ equity	2,154	2,458
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,191	$5,491
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

(a) Derived from audited consolidated financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share data)	2012	2011	2012	2011
Net revenue:
Product	$481	$592	$1,183	$1,486
Service and other	230	123	483	228
Total net revenue	711	715	$1,666	$1,714
Cost of revenue:
Product	371	399	503	611
Service and other	74	33	147	61
Total cost of revenue	445	432	650	672
Gross profit	266	283	1,016	1,042
Operating expenses:
Research and development	314	318	604	603
Marketing and sales	212	222	357	362
General and administrative	99	88	185	162
Acquisition-related contingent consideration	—	17	(20)	19
Amortization of intangibles	7	13	14	26
Restructuring and other charges	(2)	(1)	25	17
Total operating expenses	630	657	1,165	1,189
Operating loss	(364)	(374)	(149)	(147)
Interest and other expense, net	(4)	(6)	(9)	(3)
Loss before provision for (benefit from) income taxes	(368)	(380)	(158)	(150)
Provision for (benefit from) income taxes	13	(40)	22	(31)
Net loss	$(381)	$(340)	$(180)	$(119)
Net loss per share:
Basic and Diluted	$(1.21)	$(1.03)	$(0.57)	$(0.36)
Number of shares used in computation:
Basic and Diluted	316	331	317	331
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2012	2011	2012	2011
Net loss	$(381)	$(340)	$(180)	$(119)
Other comprehensive income (loss), net of tax:
Change in unrealized gains on available-for-sale securities	17	42	(25)	55
Reclassification adjustment for realized gains on available-for-sale securities	—	(1)	—	(1)
Change in unrealized losses on derivative instruments	(3)	(1)	(2)	(1)
Reclassification adjustment for realized losses on derivative instruments	1	—	1	2
Foreign currency translation adjustments	19	(22)	2	(16)
Total other comprehensive income (loss), net of tax	34	18	(24)	39
Total comprehensive loss	$(347)	$(322)	$(204)	$(80)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six Months Ended September 30,
(In millions)	2012	2011
OPERATING ACTIVITIES
Net loss	$(180)	$(119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion, net	112	94
Stock-based compensation	83	81
Acquisition-related contingent consideration	(20)	19
Non-cash restructuring charges	7	—
Net gains on investments and sale of property and equipment	—	(12)
Change in assets and liabilities:
Receivables, net	(274)	(215)
Inventories	(13)	(11)
Other assets	—	(63)
Accounts payable	9	(57)
Accrued and other liabilities	109	2
Deferred income taxes, net	(10)	(48)
Deferred net revenue (packaged goods and digital content)	(95)	(156)
Net cash used in operating activities	(272)	(485)
INVESTING ACTIVITIES
Capital expenditures	(56)	(84)
Proceeds from sale of property and equipment	—	26
Proceeds from maturities and sales of short-term investments	280	319
Purchase of short-term investments	(197)	(179)
Acquisition-related restricted cash	25	—
Acquisition of subsidiaries, net of cash acquired	(10)	(657)
Net cash provided by (used in) investing activities	42	(575)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	18	35
Proceeds from borrowings on convertible senior notes, net of issuance costs	—	617
Proceeds from issuance of warrants	—	65
Purchase of convertible note hedge	—	(107)
Payment of debt issuance costs	(2)	—
Excess tax benefit from stock-based compensation	—	3
Repurchase and retirement of common stock	(179)	(189)
Acquisition-related contingent consideration payment	(26)	—
Net cash provided by (used in) financing activities	(189)	424
Effect of foreign exchange on cash and cash equivalents	(3)	(13)
Decrease in cash and cash equivalents	(422)	(649)
Beginning cash and cash equivalents	1,293	1,579
Ending cash and cash equivalents	$871	$930
Supplemental cash flow information:
Cash paid (refunded) during the period for income taxes, net	$17	$(9)
Cash paid during the period for interest	$2	$—
Non-cash investing activities:
Change in unrealized gains on available-for-sale securities, net of taxes	$(25)	$55
Equity issued in connection with acquisition	$—	$87
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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2013 and 2012 contain 52 weeks each, and ends or ended, as the case may be, on March 30, 2013 and March 31, 2012, respectively. Our results of operations for the three and six months ended September 30, 2012 and 2011 contained 13 and 26 weeks each, respectively, and ended on September 29, 2012 and October 1, 2011, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2012 and March 31, 2012, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of September 30, 2012	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$200	$200	$—	$—	Cash equivalents
Available-for-sale securities:
Corporate bonds	180	—	180	—	Short-term investments
U.S. Treasury securities	95	95	—	—	Short-term investments
U.S. agency securities	74	—	74	—	Short-term investments and cash equivalents
Marketable equity securities	93	93	—	—	Marketable equity securities
Commercial paper	5	—	5	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	11	11	—	—	Other assets
Foreign currency derivatives	1	—	1	—	Other current assets
Total assets at fair value	$659	$399	$260	$—
Liabilities
Contingent consideration (b)	$88	$—	$—	$88	Accrued and other current liabilities and other liabilities
Total liabilities at fair value	$88	$—	$—	$88

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2012	$112
Change in fair value (c)	(20)
Payments (d)	(4)
Balance as of September 30, 2012	$88

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of March 31, 2012	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$490	$490	$—	$—	Cash equivalents
Available-for-sale securities:
U.S. Treasury securities	170	170	—	—	Short-term investments and cash equivalents
Corporate bonds	150	—	150	—	Short-term investments
Marketable equity securities	119	119	—	—	Marketable equity securities
U.S. agency securities	116	—	116	—	Short-term investments
Commercial paper	16	—	16	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	11	11	—	—	Other assets
Foreign currency derivatives	2	—	2	—	Other current assets
Total assets at fair value	$1,074	$790	$284	$—
Liabilities
Contingent consideration (b)	$112	$—	$—	$112	Accrued and other current liabilities and other liabilities
Total liabilities at fair value	$112	$—	$—	$112

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2011	$51
Additions	100
Change in fair value (c)	11
Payment (d)	(25)
Reclassification (e)	(25)
Balance as of March 31, 2012	$112

(a)	The deferred compensation plan assets consist of various mutual funds.

(b)
The contingent consideration as of September 30, 2012 and March 31, 2012 represents the estimated fair value of the additional variable cash consideration payable primarily in connection with our acquisitions of PopCap Games, Inc. (“PopCap”), KlickNation Corporation (“KlickNation”), and Chillingo Limited (“Chillingo”) that is contingent upon the achievement of certain performance milestones. We estimated the fair value of the acquisition-related contingent consideration payable using probability-weighted discounted cash flow models, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. The weighted average of the discount rates used during the six months ended September 30, 2012 was 13 percent. The weighted average of the discount rates used during fiscal year 2012, was 12 percent. The significant unobservable input used in the fair value measurement of the acquisition-related contingent consideration payable are forecasted earnings. Significant changes in forecasted earnings would result in a significantly higher or lower fair value measurement. At September 30, 2012 and March 31, 2012, the fair market value of acquisition-related contingent consideration totaled $88 million and $112 million, respectively, compared to a maximum potential payout of $568 million and $572 million, respectively.

(c)	The change in fair value is reported as acquisition-related contingent consideration in our Condensed Consolidated Statements of Operations.

(d)
During the six months ended September 30, 2012, we made a payment of $4 million to settle certain performance milestones achieved in connection with one of our acquisitions. During the fourth quarter of fiscal year 2012, we made a payment of $25 million to settle certain performance milestones achieved through December 31, 2011 in connection with our acquisition of Playfish Limited (“Playfish”).

(e)
During the fourth quarter of fiscal year 2012, we reclassified $25 million of contingent consideration in connection with our acquisition of Playfish to other current liabilities in our Condensed Consolidated Balance Sheet as the contingency was settled. This amount was paid during the second quarter of fiscal 2013.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended September 30, 2012 and 2011, there were no material impairment charges for assets and liabilities measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of September 30, 2012 and March 31, 2012, our cash and cash equivalents were $871 million and $1,293 million, respectively. Cash equivalents were valued at their carrying amounts as they approximate fair value due to the short maturities of these financial instruments.
Short-Term Investments
Short-term investments consisted of the following as of September 30, 2012 and March 31, 2012 (in millions):

	As of September 30, 2012				As of March 31, 2012
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$179	$1	$—	$180	$149	$1	$—	$150
U.S. Treasury securities	95	—	—	95	166	—	—	166
U.S. agency securities	73	—	—	73	116	—	—	116
Commercial paper	3	—	—	3	5	—	—	5
Short-term investments	$350	$1	$—	$351	$436	$1	$—	$437
We evaluate our investments for impairment quarterly. Factors considered in the review of investments with an unrealized loss include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell the investments, any contractual terms impacting the prepayment or settlement process, as well as if we would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of September 30, 2012 and March 31, 2012.
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of September 30, 2012 and March 31, 2012 (in millions):

	As of September 30, 2012		As of March 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$132	$132	$207	$207
Due in 1-2 years	112	112	123	124
Due in 2-3 years	106	107	106	106
Short-term investments	$350	$351	$436	$437

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
Marketable equity securities consisted of the following as of September 30, 2012 and March 31, 2012 (in millions):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2012	$32	$61	$—	$93
As of March 31, 2012	$32	$87	$—	$119

We did not recognize any impairment charges during the three and six months ended September 30, 2012 and 2011 on our marketable equity securities. We did not sell any of our marketable securities during the three and six months ended September 30, 2012 and 2011.

0.75% Convertible Senior Notes Due 2016
The following table summarizes the carrying value and fair value of our 0.75% Convertible Senior Notes due 2016 as of September 30, 2012 and March 31, 2012 (in millions):

	As of September 30, 2012		As of March 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
0.75% Convertible Senior Notes due 2016	$549	$580	$539	$584
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
Cash Flow Hedging Activities
Our foreign currency option contracts are designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression analysis, as well as other timing and probability criteria. To qualify for hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other expense, net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other expense, net, in our Condensed Consolidated Statements of Operations. As of September 30, 2012, we had foreign currency option contracts to purchase approximately $53 million in foreign currency and to sell approximately $94 million of foreign currency. All of the foreign currency option contracts outstanding as of September 30, 2012 will mature in the next 12 months. As of March 31, 2012, we had foreign currency option contracts to purchase approximately $74 million in foreign currency and to sell approximately $78 million of foreign currency. As of September 30, 2012, the fair value of these outstanding foreign currency option contracts was immaterial and are included in other current assets. As of March 31, 2012, these foreign currency option contracts outstanding had a total fair value of $2 million and are included in other current assets.
The effective and ineffective portions of the gains and losses from our foreign currency option contracts in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2012 and 2011 were immaterial.
Balance Sheet Hedging Activities
Our foreign currency forward contracts are not designated as hedging instruments, and are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or accrued and other current liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other expense, net, in our Condensed Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses in the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other expense, net, in our Condensed Consolidated Statements of Operations. As of September 30, 2012, we had foreign currency forward contracts to purchase and sell approximately $352 million in foreign currencies. Of this amount, $343 million represented contracts to sell foreign currencies in exchange for U.S. dollars, and $9 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2012, we had foreign currency forward contracts to purchase and sell approximately $242 million in foreign currencies. Of this amount, $197 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $37 million to purchase foreign currency in exchange for U.S. dollars, and $8 million to sell foreign currency in exchange for British pounds sterling. As of September 30, 2012 and March 31, 2012, the fair value of our foreign currency forward contracts was immaterial and is included in accrued and other liabilities.

The effect of foreign currency forward contracts in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2012 and 2011, was as follows (in millions):

		Amount of Gain (Loss) Recognized in Income from Derivatives
	Location of Gain (Loss) Recognized in Income from Derivatives	Three Months Ended September 30,		Six Months Ended September 30,
		2012	2011	2012	2011
Foreign currency forward contracts not designated as hedging instruments	Interest and other expense, net	$(6)	$16	$1	$14

(5) BUSINESS COMBINATIONS

During the three and six months ended September 30, 2012, we completed one acquisition that did not have a significant impact on our Condensed Consolidated Financial Statements.

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill are as follows (in millions):

EA Labels Segment
As of March 31, 2012
Goodwill	$2,086
Accumulated impairment	(368)
Total	1,718
Goodwill acquired	3
Effects of foreign currency translation	2
As of September 30, 2012
Goodwill	2,091
Accumulated impairment	(368)
Total	$1,723
Amortization of intangibles for the three and six months ended September 30, 2012 and 2011, are classified in the Condensed Consolidated Statement of Operations as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Cost of product	$8	$6	$17	$8
Cost of service and other	6	2	12	3
Operating expenses	7	13	14	26
Total	$21	$21	$43	$37
Acquisition-related intangibles consisted of the following (in millions):

	As of September 30, 2012			As of March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$525	$(257)	$268	$518	$(229)	$289
Trade names and trademarks	131	(91)	40	131	(84)	47
Registered user base and other intangibles	90	(83)	7	90	(80)	10
Carrier contracts and related	85	(70)	15	85	(67)	18
In-process research and development	4	—	4	5	—	5
Total	$835	$(501)	$334	$829	$(460)	$369
Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to fourteen years. As of September 30, 2012 and March 31, 2012, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 5.3 years and 5.7 years, respectively.
As of September 30, 2012, future amortization of acquisition-related intangibles that will be recorded in cost of revenue and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2013 (remaining six months)	$38
2014	68
2015	63
2016	52
2017	43
Thereafter	70
Total	$334

(7) RESTRUCTURING AND OTHER CHARGES
Restructuring and other restructuring plan-related information as of September 30, 2012 was as follows (in millions):

	Fiscal 2013 Restructuring			Fiscal 2011 Restructuring		Other Restructurings and Reorganization
	Workforce	Facilities- related	Other	Workforce	Other	Facilities- related	Other	Total
Balances as of March 31, 2011	$—	$—	$—	$3	$101	$8	$5	$117
Charges to operations	—	—	—	(1)	21	(12)	8	16
Charges settled in cash	—	—	—	(2)	(47)	7	(13)	(55)
Balances as of March 31, 2012	—	—	—	—	75	3	—	78
Charges to operations	11	2	9	—	3	—	—	25
Charges settled in cash	(9)	—	(1)	—	(3)	(1)	—	(14)
Changes settled in non-cash	—	—	(7)	—	—	—	—	(7)
Balances as of September 30, 2012	$2	$2	$1	$—	$75	$2	$—	$82

Fiscal 2013 Restructuring

On May 7, 2012, we announced a restructuring plan to align our cost structure with our ongoing digital transformation. Under this plan, we reduced our workforce, terminated licensing agreements, and consolidated or closed various facilities. The majority of these actions were completed by September 30, 2012.

Since the inception of the fiscal 2013 restructuring plan through September 30, 2012, we have incurred charges of $22 million, consisting of (1) $11 million in employee-related expenses, (2) $9 million related to license termination costs, and (3) $2 million related to the closure of certain of our facilities. We anticipate incurring approximately $3 million of additional facility closure costs related to this plan during the three months ended December 31, 2012. Substantially all of these costs will be settled in cash by March 31, 2013, with the exception of approximately $4 million of license and lease termination costs, which will be settled by May 2016.
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
Since the inception of the fiscal 2011 restructuring plan through September 30, 2012, we have incurred charges of $171 million, consisting of (1) $128 million related to the amendment of certain licensing agreements and other intangible asset impairment costs, (2) $31 million related to the amendment of certain developer agreements, and (3) $12 million in employee-related expenses. The $75 million restructuring accrual as of September 30, 2012 related to the fiscal 2011 restructuring is expected to be settled by June 2016. We currently estimate recognizing in future periods through June 2016, approximately $11 million for the accretion of interest expense related to our amended licensing and developer agreements, of which $3 million will be recognized during the remainder of fiscal year 2013. This interest expense will be included in restructuring and other charges in our Condensed Consolidated Statement of Operations.
Overall, including $171 million in charges incurred through September 30, 2012, we expect to incur total cash and non-cash charges between $180 million and $185 million by June 2016. These charges will consist primarily of (1) charges, including accretion of interest expense, related to the amendment of certain licensing and developer agreements and other intangible asset impairment costs (approximately $170 million) and (2) employee-related costs ($12 million).
Other Restructurings and Reorganization
We also engaged in various other restructurings and a reorganization based on management decisions made prior to fiscal 2011. We do not expect to incur any additional restructuring charges under these plans. The $2 million restructuring accrual as of September 30, 2012 related to our other restructuring plans is expected to be settled by September 2016.

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
Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of revenue. We evaluate long-lived royalty-based assets for impairment generally using undiscounted cash flows when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts, and therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated. During the three months ended September 30, 2012, we recognized losses of $9 million on previously unrecognized royalty-based commitments. During the six months ended September 30, 2012, we recognized losses of $18 million on previously unrecognized royalty-based commitments, inclusive of $9 million in license termination costs related to our fiscal 2013 restructuring. During the three and six months ended September 30, 2011, we recognized a reduction of accrued expenses of $1 million and additional losses of $14 million, respectively, representing adjustments to our fiscal 2011 restructuring. The losses related to restructuring and other plan-related activities are presented in Note 7.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of September 30, 2012	As of March 31, 2012
Other current assets	$66	$85
Other assets	102	102
Royalty-related assets	$168	$187
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

	As of September 30, 2012	As of March 31, 2012
Accrued and other current liabilities	$149	$121
Other liabilities	68	52
Royalty-related liabilities	$217	$173

As of September 30, 2012, $1 million of restructuring accruals related to the fiscal 2013 restructuring plan, and $75 million of restructuring accruals related to the fiscal 2011 restructuring plan are included in royalty-related liabilities in the table above. See Note 7 for details of restructuring and other restructuring plan-related activities and Note 9 for the details of our accrued and other current liabilities.
In addition, as of September 30, 2012, we were committed to pay approximately $1,168 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements.

(9) BALANCE SHEET DETAILS
Inventories
Inventories as of September 30, 2012 and March 31, 2012 consisted of (in millions):

	As of September 30, 2012	As of March 31, 2012
Raw materials and work in process	$3	$—
In-transit inventory	2	—
Finished goods	66	59
Inventories	$71	$59
Property and Equipment, Net
Property and equipment, net, as of September 30, 2012 and March 31, 2012 consisted of (in millions):

	As of September 30, 2012	As of March 31, 2012
Computer equipment and software	$637	$575
Buildings	341	339
Leasehold improvements	129	121
Office equipment, furniture and fixtures	73	72
Land	64	64
Warehouse equipment and other	10	10
Construction in progress	9	38
	1,263	1,219
Less: accumulated depreciation	(702)	(651)
Property and equipment, net	$561	$568
Depreciation expense associated with property and equipment was $29 million and $57 million for the three and six months ended September 30, 2012, respectively. Depreciation expense associated with property and equipment was $26 million and $51 million for the three and six months ended September 30, 2011, respectively.
Acquisition-Related Restricted Cash Included in Other Current Assets
Included in other current assets on our Condensed Consolidated Balance Sheets was $6 million and $31 million of acquisition-related restricted cash as of September 30, 2012 and March 31, 2012, respectively. As these deposits are restricted in nature, they are excluded from cash and cash equivalents.

Accrued and Other Current Liabilities
Accrued and other current liabilities as of September 30, 2012 and March 31, 2012 consisted of (in millions):

	As of September 30, 2012	As of March 31, 2012
Other accrued expenses	$404	$441
Accrued compensation and benefits	169	233
Deferred net revenue (other)	175	85
Accrued royalties	126	98
Accrued and other current liabilities	$874	$857
Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
Deferred Net Revenue (Packaged Goods and Digital Content)
Deferred net revenue (packaged goods and digital content) was $953 million and $1,048 million as of September 30, 2012 and March 31, 2012, respectively. Deferred net revenue (packaged goods and digital content) includes the unrecognized revenue from (1) bundled sales of certain online-enabled packaged goods and digital content for which either we do not have VSOE for the online service that we provide in connection with the sale of the software or we have an obligation to provide future incremental unspecified digital content, (2) certain packaged goods sales of MMO role-playing games, and (3) sales of certain incremental content associated with our core subscription services that can only be played online, which are types of “micro-transactions.” We recognize revenue from sales of online-enabled packaged goods and digital content for which (1) we do not have VSOE for the online service that we provided in connection with the sale and (2) we have an obligation to deliver incremental unspecified digital content in the future without an additional fee on a straight-line basis generally over an estimated six-month period beginning in the month after shipment. However, we expense the cost of revenue related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

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
The provision for income taxes reported for the three and six months ended September 30, 2012 is based on our projected annual effective tax rate for fiscal year 2013, and also includes certain discrete tax benefits recorded during the period. Our effective tax rate for the three and six months ended September 30, 2012 was a tax expense of 3.5 percent and 13.9 percent, respectively, as compared to a tax benefit of 10.5 percent and 20.7 percent, respectively, for the same periods of fiscal 2012. The effective tax rate for the three and six months ended September 30, 2012 differs from the statutory rate of 35.0 percent primarily due to the U.S. losses for which no benefit is recognized and non-U.S. losses with a reduced or zero tax benefit. The effective tax rate for the three and six months ended September 30, 2011 differs from the statutory rate of 35.0 percent primarily due to the utilization of U.S. deferred tax assets which were subject to a valuation allowance, a reduction in the U.S. valuation allowance related to the PopCap acquisition, and non-U.S. profits subject to a reduced or zero tax rate. The effective tax rate for the three and six months ended September 30, 2012 differs from the same period in fiscal year 2012 primarily due to greater tax benefits recorded in fiscal year 2012 related to the reduction of the U.S. valuation allowance for the PopCap acquisition.
During the three months ended September 30, 2012, we recorded a net increase of $9 million in gross unrecognized tax benefits. The total gross unrecognized tax benefits as of September 30, 2012 is $283 million, of which approximately $43 million is offset by prior cash deposits to tax authorities for issues pending resolution. A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of September 30, 2012, if recognized, approximately $102 million of the unrecognized tax benefits would affect our effective tax rate and approximately $168 million would result in adjustments to deferred tax assets with corresponding adjustments to the valuation allowance.
During the three months ended September 30, 2012, we recorded a net increase in taxes of $2 million for accrued interest and penalties related to tax positions taken on our tax returns. As of September 30, 2012, the combined amount of accrued interest and penalties related to uncertain tax positions included in income tax obligations on our Condensed Consolidated Balance Sheet was approximately $23 million.
The IRS has completed its examination of our federal income tax returns through fiscal year 2005, and is currently examining our returns for fiscal years 2006 through 2011. We are also currently under income tax examination in Canada for fiscal years 2004 and 2005, and in France for fiscal years 2006 through 2008. We remain subject to income tax examination for several other jurisdictions including Canada for fiscal years after 2003, in France for fiscal years after 2008, in Germany for fiscal years after 2007, in the United Kingdom for fiscal years after 2009, and in Switzerland for fiscal years after 2007.
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

(11) FINANCING ARRANGEMENTS
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

The Notes are convertible into cash and shares of our common stock based on an initial conversion value of 31.5075 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $31.74 per share). Upon conversion of the Notes, holders will receive cash up to the principal amount of each Note, and any excess conversion value will be delivered in shares of our common stock. Prior to April 15, 2016, the Notes are convertible only if (1) the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130 percent of the conversion price ($41.26 per share) on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of notes falls below 98 percent of the last reported sale price of our common stock multiplied by the conversion rate on each trading day; or (3) specified corporate transactions, including a change in control, occur. On or after April 15, 2016, a holder may convert any of its Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate is subject to customary anti-dilution adjustments (for example, certain dividend distributions or tender or exchange offer of our common stock), but will not be adjusted for any accrued and unpaid interest. The Notes are not redeemable prior to maturity except for specified corporate transactions and events of default, and no sinking fund is provided for the Notes. The Notes do not contain any financial covenants.
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
In accounting for $15 million of issuance costs related to the Notes issuance, we allocated $13 million to the liability component and $2 million to the equity component. Debt issuance costs attributable to the liability component are being amortized to interest expense over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.
The carrying values of the liability and equity components of the Notes are reflected in our Condensed Consolidated Balance Sheet as follows (in millions):

	As of September 30, 2012	As of March 31, 2012
Principal amount of Notes	$633	$633
Unamortized discount of the liability component	(84)	(94)
Net carrying amount of Notes	$549	$539
Equity component, net	$105	$105
Interest expense recognized related to the Notes are as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Amortization of debt discount	$5	$4	$10	$4
Amortization of debt issuance costs	1	1	2	1
Coupon interest expense	1	1	2	1
Total interest expense related to Notes	$7	$6	$14	$6
As of September 30, 2012, the remaining life of the Notes is 3.8 years.
Convertible Note Hedge and Warrants Issuance
In addition, in July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provides us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock at a strike price of $31.74, which corresponds to the conversion price of the Notes and is equal to the number of shares of our common stock that notionally underlie the Notes. As of September 30, 2012, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge, which was recorded as an equity transaction.
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

Credit Facility
On August 30, 2012, we entered into a $500 million 3.5 years senior unsecured revolving credit facility with a syndicate of banks. The credit facility terminates on February 29, 2016 and contains an option to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $250 million in additional commitments for revolving loans. Proceeds of loans made under the credit facility may be used for general corporate purposes.

The loans bear interest, at our option, at the base rate plus an applicable spread or an adjusted LIBOR rate plus an applicable spread, in each case with such spread being determined based on our consolidated leverage ratio for the preceding fiscal quarter. We are also obligated to pay other customary fees for a credit facility of this size and type. Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. Principal, together with all accrued and unpaid interest, is due and payable on February 29, 2016.

The credit agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, dispose of all or substantially all assets and pay dividends or make distributions, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a capitalization ratio and maintain a minimum level of total liquidity and a minimum level of domestic liquidity.

The credit agreement contains customary events of default, including among others, non-payment defaults, covenant defaults, bankruptcy and insolvency defaults and a change of control default, in each case, subject to customary exceptions for a credit facility of this size and type. The occurrence of an event of default could result in the acceleration of the obligations under the credit agreement, an obligation by any guarantors to repay the obligations in full and an increase in the applicable interest rate.

As of September 30, 2012, no amounts were outstanding under the credit facility. During the three months ended September 30, 2012, we paid $2 million of debt issuance costs in connection with obtaining this credit facility. These costs are deferred and are being amortized to interest expense over the 3.5 years term of the credit facility.

(12) COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of September 30, 2012, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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

The following table summarizes our minimum contractual obligations as of September 30, 2012 (in millions):

		Fiscal Year Ending March 31,
		2013
		(Remaining
	Total	six mos.)	2014	2015	2016	2017	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,168	$66	$166	$164	$207	$58	$507
Marketing commitments	273	49	53	34	34	20	83
Operating leases	196	26	51	42	29	16	32
0.75% Convertible Senior Notes due 2016 interest (a)	19	2	5	5	5	2	—
Other purchase obligations	45	15	22	8	—	—	—
Total unrecognized commitments	1,701	158	297	253	275	96	622

Recognized commitments
0.75% Convertible Senior Notes due 2016 principal (a)	633	—	—	—	—	633	—
Licensing and lease obligations (b)	95	21	27	20	5	20	2
Total recognized commitments	728	21	27	20	5	653	2

Total Commitments	$2,429	$179	$324	$273	$280	$749	$624

(a)
Included in the $19 million coupon interest on the 0.75% Convertible Senior Notes due 2016 is $1 million of accrued interest recognized as of September 30, 2012. We will be obligated to pay the $632.5 million principal amount of the 0.75% Convertible Senior Notes due 2016 in cash and any excess conversion value in shares of our common stock upon redemption of the Notes at maturity on July 15, 2016 or upon earlier redemption. The $632.5 million principal amount excludes $84 million of unamortized discount of the liability component. See Note 11 for additional information regarding our 0.75% Convertible Senior Notes due 2016.

(b)
See Note 7 for additional information regarding recognized commitments resulting from our restructuring plans. Lease commitments have not been reduced for approximately $6 million due in the future from third parties under non-cancelable sub-leases.

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of September 30, 2012; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above, as of September 30, 2012, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $261 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
In addition to what is included in the table above as of September 30, 2012, primarily in connection with our PopCap, KlickNation, and Chillingo acquisitions, we may be required to pay an additional $568 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2015. As of September 30, 2012, we have accrued $88 million of contingent consideration on our Condensed Consolidated Balance Sheet representing the estimated fair value of the contingent consideration.
Legal Proceedings
In June 2008, Geoffrey Pecover filed an antitrust class action in the United States District Court for the Northern District of California, alleging that EA obtained an illegal monopoly in a discreet antitrust market that consists of “league-branded football simulation video games” by bidding for, and winning, exclusive licenses with the NFL, Collegiate Licensing Company and Arena Football League. In December 2010, the district court granted the plaintiffs’ request to certify a class of plaintiffs consisting of all consumers who purchased EA’s Madden NFL, NCAA Football or Arena Football video games after 2005. In May 2012, the parties reached a settlement in principle to resolve all claims related to this action. As a result, we recognized a

$27 million accrual for the fourth quarter of fiscal 2012 associated with the potential settlement. In July 2012, the plaintiffs filed a motion with the court to approve the settlement. On October 5, 2012, the court granted its preliminary approval of the settlement and scheduled a hearing to consider the court’s final approval of the settlement for February 7, 2013.
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

•
Market-Based Restricted Stock Units. Market-based restricted stock units consist of grants of performance-based restricted stock units to certain members of executive management (referred to herein as “market-based restricted stock units”). The fair value of our market-based restricted stock units is determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility (of our common stock and of the common stock of our peer companies within the NASDAQ-100 Index), expected dividends and correlation coefficient.

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
The estimated assumptions used in the Black-Scholes valuation model to value our stock option grants were as follows:

	Stock Option Grants				ESPP
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Risk-free interest rate	0.4 - 1.0%	0.4 - 1.2%	0.4 - 1.0%	0.4 - 1.8%	0.1 - 0.2%	0.1%
Expected volatility	40 - 45%	41 - 44%	40 - 46%	40 - 44%	41 - 42%	39 - 40%
Weighted-average volatility	42%	44%	44%	43%	41%	39%
Expected term	4.3 years	4.4 years	4.4 years	4.4 years	6 - 12 months	6 - 12 months
Expected dividends	None	None	None	None	None	None

The estimated assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Six Months Ended September 30,
	2012	2011
Risk-free interest rate	0.2 - 0.4%	0.2 - 0.6%
Expected volatility	17 - 116%	14 - 83%
Weighted-average volatility	36%	35%
Expected dividends	None	None
There were no market-based restricted stock units granted during the three months ended September 30, 2012 and 2011.
Stock-Based Compensation Expense
Employee stock-based compensation expense recognized during the three and six months ended September 30, 2012 and 2011 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and the ESPP included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$—	$—	$1	$1
Research and development	27	28	49	51
General and administrative	9	9	18	18
Marketing and sales	8	6	15	11
Stock-based compensation expense	$44	$43	$83	$81
During the three and six months ended September 30, 2012 and 2011, we did not recognize any provision for or benefit from income taxes related to our stock-based compensation expense.
As of September 30, 2012, our total unrecognized compensation cost related to stock options was $8 million and is expected to be recognized over a weighted-average service period of 2.2 years. As of September 30, 2012, our total unrecognized compensation cost related to restricted stock and restricted stock units (collectively referred to as “restricted stock rights”) was $301 million and is expected to be recognized over a weighted-average service period of 2.0 years. Of the $301 million of unrecognized compensation cost, $16 million relates to market-based restricted stock units and $1 million relates to performance-based restricted stock units.
Stock Options
The following table summarizes our stock option activity for the six months ended September 30, 2012:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2012	9,774	$34.17
Granted	240	12.97
Exercised	(11)	13.11
Forfeited, cancelled or expired	(797)	35.46
Outstanding as of September 30, 2012	9,206	33.54	4.41	$—
Vested and expected to vest	9,134	33.68	4.37	$—
Exercisable as of September 30, 2012	8,476	34.90	4.08	$—

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of September 30, 2012, which would have been received by the option holders had all the option holders exercised their options as of that date. The weighted-average grant date fair values of stock options granted during the three and six months ended September 30, 2012 were $4.36 and $4.65, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Rights
The following table summarizes our restricted stock rights activity, excluding performance-based and market-based restricted stock unit activity discussed below, for the six months ended September 30, 2012:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2012	16,323	$20.73
Granted	7,938	12.51
Vested	(4,583)	21.56
Forfeited or cancelled	(993)	18.86
Balance as of September 30, 2012	18,685	17.13
The weighted-average grant date fair values of restricted stock rights granted during the three and six months ended September 30, 2012 were $12.43 and $12.51, respectively.
Performance-Based Restricted Stock Units
The following table summarizes our performance-based restricted stock unit activity for the six months ended September 30, 2012:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2012	1,421	$50.35
Vested	(19)	15.39
Forfeited or cancelled	(55)	46.48
Balance as of September 30, 2012	1,347	51.00
Market-Based Restricted Stock Units
Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be received at vesting will range from zero percent to 200 percent of the target number of stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period over a three year period. The maximum number of common shares that could vest is approximately 2 million for market-based restricted stock units. The following table summarizes our market-based restricted stock unit activity for the six months ended September 30, 2012. We present shares granted at 100 percent of target of the number of stock units that may potentially vest.

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2012	520	$34.77
Granted	670	10.45
Vested	(111)	34.77
Forfeited or cancelled	(62)	34.77
Balance as of September 30, 2012	1,017	18.75

Stock Repurchase Program
In February 2011, our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the next 18 months. We completed our program in April 2012. We repurchased approximately 32 million shares in the open market under the program. During the three months ended June 30, 2012, we repurchased and retired approximately 4.3 million shares of our common stock for approximately $71 million.

In July 2012, our Board of Directors authorized a new program to repurchase up to $500 million of our common stock. Under the program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time. During the three months ended September 30, 2012, we repurchased and retired approximately 8.4 million shares of our common stock for approximately $108 million under this new program. We continue to actively repurchase shares under this program.

During the six months ended September 30, 2012, we repurchased and retired approximately 12.7 million shares of our common stock for approximately $179 million.
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

(14) NET LOSS PER SHARE
As a result of our net loss for the three and six months ended September 30, 2012, we have excluded all outstanding equity-based instruments from the diluted loss per share ("Diluted EPS") calculation as their inclusion would have had an antidilutive effect. Had we reported net income for these periods, an additional 2 million shares of common stock would have been included in the number of shares used to calculate Diluted EPS for both the three and six months ended September 30, 2012.

As a result of our net loss for the three and six months ended September 30, 2011, we have excluded all outstanding equity-based instruments from the Diluted EPS calculation as their inclusion would have had an antidilutive effect. Had we reported net income for these periods, an additional 6 million shares and 7 million shares of common stock would have been included in the number of shares used to calculate Diluted EPS, respectively.

Potentially dilutive shares of common stock related to our 0.75% Convertible Senior Notes due 2016 issued during the fiscal year ended March 31, 2012, which have a conversion price of $31.74 per share and the associated Warrants, which have a conversion price of $41.14 per share were excluded from the computation of Diluted EPS for the three and six months ended September 30, 2012 as their inclusion would have had an antidilutive effect resulting from the conversion price. The associated Convertible Note Hedge was excluded from the calculation of diluted shares as the impact is always considered antidilutive since the call option would be exercised by us when the exercise price is lower than the market price. See Note 11 for additional information related to our 0.75% Convertible Senior Notes due 2016 and related Convertible Note Hedge and Warrants.

(15) SEGMENT INFORMATION
Our reporting segments are based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.

Our business is currently organized around our six operating labels, EA Games, EA SPORTS, Maxis, BioWare, PopCap and All Play. During the three months ended September 30, 2012, we renamed our Social/Mobile studios to All Play. Our CODM regularly reviews the results of each of the operating labels. Due to their similar economic characteristics, products, and distribution methods, all six of the operating labels are aggregated into one reportable segment (the “EA Labels” segment) as shown below. In addition to assessing performance and allocating resources based on our operating segments, to a lesser degree, our CODM also reviews results based on geographic performance.

The following table summarizes the financial performance of the EA Labels segment and a reconciliation of the EA Labels segment’s income to our consolidated operating loss for the three and six months ended September 30, 2012 and 2011 (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
EA Labels segment:
Net revenue before revenue deferral	$1,059	$1,012	$1,526	$1,518
Depreciation and amortization	(13)	(15)	(29)	(30)
Other expenses	(792)	(805)	(1,253)	(1,334)
EA Labels segment income	254	192	244	154
Reconciliation to consolidated operating loss:
Other:
Revenue deferral	(880)	(800)	(1,195)	(1,050)
Recognition of revenue deferral	511	481	1,290	1,206
Other net revenue	21	22	45	40
Depreciation and amortization	(37)	(32)	(71)	(58)
Acquisition-related contingent consideration	—	(17)	20	(19)
Restructuring and other charges	2	1	(25)	(17)
Stock-based compensation	(44)	(43)	(83)	(81)
Other expenses	(191)	(178)	(374)	(322)
Consolidated operating loss	$(364)	$(374)	$(149)	$(147)
EA Labels segment income differs from consolidated operating loss primarily due to the exclusion of (1) certain corporate and other functional costs that are not allocated to EA Labels, (2) the deferral of certain net revenue related to online-enabled packaged goods and digital content (see Note 9 for additional information regarding deferred net revenue (packaged goods and digital content)), and (3) our Switzerland distribution revenue and expenses that is not allocated to EA Labels. Our CODM reviews assets on a consolidated basis and not on a segment basis.
Information about our total net revenue by revenue composition for the three and six months ended September 30, 2012 and 2011 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Publishing and other	$365	$450	$957	$1,097
Wireless, Internet-derived, advertising (digital)	324	234	666	466
Distribution	22	31	43	151
Net revenue	$711	$715	$1,666	$1,714
Information about our operations in North America, Europe and Asia as of and for the three and six months ended September 30, 2012 and 2011 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net revenue from unaffiliated customers
North America	$329	$337	$779	$838
Europe	332	328	767	766
Asia	50	50	120	110
Net revenue	$711	$715	$1,666	$1,714

	As of September 30,
	2012	2011
Long-lived assets
North America	$2,109	$2,161
Europe	462	438
Asia	47	49
Total	$2,618	$2,648
The basis by which we attribute net revenue from external customers to individual countries is based on the location of the legal entity that sells the products and/or services. Revenue generated in the United States represents 99 percent of our total North America net revenue. Revenue generated in Switzerland during the three and six months ended September 30, 2012 represents $92 million and $365 million, or 13 percent and 22 percent, of our total net revenue, respectively. Revenue generated in Switzerland during the three and six months ended September 30, 2011 represents $59 million and $229 million, or 8 percent and 13 percent, of our total net revenue, respectively. Revenue generated in the United Kingdom did not represent 10 percent or greater of our total net revenue during the three and six months ended September 30, 2012. Revenue generated in the United Kingdom during the three and six months ended September 30, 2011 represents $70 million and $172 million, or 10 percent of our total net revenue for each period. There were no other countries with net revenues greater than 10 percent.
Our direct sales to GameStop Corp. represented approximately 17 percent and 15 percent of total net revenue for the three and six months ended September 30, 2012, respectively. Our direct sales to GameStop Corp. represented approximately 16 percent and 17 percent of total net revenue for the three and six months ended September 30, 2011, respectively.

(16) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
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
In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, an entity has the option of performing a qualitative assessment of whether it is more likely than not that the fair value of an entity’s indefinite-lived intangible asset is less than its carrying amount before calculating the fair value of the asset. If the conclusion is that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the entity would be required to calculate the fair value of the asset. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We early adopted this accounting guidance during the second quarter of fiscal year 2013, and the adoption did not have a material impact on our Condensed Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Electronic Arts Inc.:
We have reviewed the condensed consolidated balance sheets of Electronic Arts Inc. and subsidiaries (the Company) as of September 29, 2012 and October 1, 2011, and the related condensed consolidated statements of operations, comprehensive income, and cash flows for the three- and six-month periods ended September 29, 2012 and October 1, 2011. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Electronic Arts Inc. and subsidiaries as of March 31, 2012, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated May 25, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet for which it has been derived.

/s/ KPMG LLP
Santa Clara, California
November 6, 2012

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

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three and six months ended September 30, 2012, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 as filed with the SEC on May 25, 2012 and in other documents we have filed with the SEC.
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
Financial Results
Total net revenue for the three months ended September 30, 2012 was $711 million, a decrease of $4 million, or 1 percent, as compared to the three months ended September 30, 2011. At September 30, 2012, deferred net revenue associated with sales of online-enabled packaged goods and digital content increased by $369 million as compared to June 30, 2012, directly decreasing the amount of reported net revenue during the three months ended September 30, 2012. At September 30, 2011, deferred net revenue associated with sales of online-enabled packaged goods and digital content increased by $319 million as compared to June 30, 2011, directly decreasing the amount of reported net revenue during the three months ended September 30, 2011. Without this change in deferred net revenue, reported net revenue would have increased by approximately $46 million, or 4 percent, during the three months ended September 30, 2012. This increase was primarily the result of higher revenue from online-enabled packaged goods and digital content products that are subject to deferrals during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Net revenue for the three months ended September 30, 2012 was driven by Mass Effect 3, FIFA 2012, and Battlefield 3.

Net loss for the three months ended September 30, 2012 was $381 million as compared to $340 million for the three months ended September 30, 2011. Diluted loss per share for the three months ended September 30, 2012 was $1.21 as compared to a diluted loss per share of $1.03 for the three months ended September 30, 2011. Net loss increased for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 primarily as a result of (1) a $53 million increase in income tax expense due to a discrete $55 million tax benefit recorded in the second quarter of fiscal 2012 related to the reversal of a portion of our deferred tax asset valuation allowance in connection with the PopCap acquisition, (2) a $17 million decrease in gross profit primarily due to an increase in the change in deferred net revenue related to certain online-enabled packaged goods and digital content offset by a greater percentage of net revenue from digital products, which have higher margins, and (3) a $14 million increase in personnel-related costs included in operating expenses due primarily to a 4 percent increase in headcount. This was partially offset by (1) an $18 million decrease in marketing and advertising costs and (2) a $17 million decrease in acquisition-related contingent consideration charges.
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

Evolving Sales Patterns. Our business has evolved from a traditional packaged goods business model to one where our games are played on a variety of platforms including mobile devices and social networking sites. Our strategy is to transform our core intellectual properties into year-round businesses, with a steady flow of downloadable content and extensions on new platforms. Our increasingly digital, multi-platform business no longer reflects the retail sales patterns associated with traditional packaged goods launches. For example, we offer our consumers additional services and/or additional content available through online services to further enhance the gaming experience and extend the time that consumers play our games after their initial purchase. Our social and casual games offer free-to-play and micro-transaction models. We also offer subscription-based products, such as our massively multi-player online (“MMO”) role-playing game Star Wars: The Old Republic. The revenue we derive from these services have become increasingly more significant year-over-year. Our service revenue represented 32 percent and 17 percent of total revenues in the three months ended September 30, 2012 and 2011, respectively.

Recent Developments

Stock Repurchase Program. In February 2011, we announced that our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the next 18 months. We completed our program in April 2012. We repurchased approximately 32 million shares in the open market under the program. During the three months ended June 30, 2012, we repurchased and retired approximately 4.3 million shares of our common stock for approximately $71 million.

In July 2012, our Board of Directors authorized a new program to repurchase up to $500 million of our common stock. Under the program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time. During the three months ended September 30, 2012, we repurchased and retired approximately 8.4 million shares of our common stock for approximately $108 million under this new program. We continue to actively repurchase shares under this program.

During the six months ended September 30, 2012, we repurchased and retired approximately 8.4 million shares of our common stock for approximately $179 million.

International Operations and Foreign Currency Exchange Impact. International sales (revenue derived from countries other than Canada and the United States), are a fundamental part of our business. Net revenue from international sales accounted for approximately 54 percent of our total net revenue during the three months ended September 30, 2012 and approximately 53 percent of our total net revenue during the three months ended September 30, 2011. Our net revenue is impacted by foreign exchange rates during the reporting period associated with net revenue before revenue deferral, as well as the foreign exchange rates associated with the recognition of deferred net revenue of online-enabled packaged goods and digital content that were established at the time we recorded this deferred net revenue on our Consolidated Balance Sheets. The foreign exchange rates during the reporting period may not always move in the same direction as the foreign exchange rate impact associated with the recognition of deferred net revenue of online-enabled packaged goods and digital content. During the three months ended September 30, 2012, foreign exchange rates had an overall unfavorable impact on our reported net revenue of approximately $66 million, or 9 percent. In addition, our international investments and our cash and cash equivalents denominated in foreign currencies are subject to fluctuations in foreign currency exchange rates. If the U.S. dollar strengthens against these currencies, then foreign exchange rates may have an unfavorable impact on our results of operations and our financial condition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenue and expenses during the reporting periods. The policies discussed below are considered by management to be critical because they are not only important to the portrayal of our financial condition and results of operations, but also because application and interpretation of these policies requires both management judgment and estimates of matters that are inherently uncertain and unknown. As a result, actual results may differ materially from our estimates.
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
Fair Value Estimates
The preparation of financial statements in conformity with U.S. GAAP often requires us to determine the fair value of a particular item in order to fairly present our financial statements. Without an independent market or another representative transaction, determining the fair value of a particular item requires us to make several assumptions that are inherently difficult to predict and can have a material impact on the accounting.

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
Assessment of Impairment of Short-Term Investments and Marketable Equity Securities. We periodically review our short-term investments and marketable equity securities for impairment. Our short-term investments consist of securities with remaining maturities greater than three months at the time of purchase and our marketable equity securities consist of investments in common stock of publicly traded companies, both are accounted for as available-for-sale securities. Unrealized gains and losses on our short-term investments and marketable equity securities are recorded as a component of accumulated other comprehensive income in stockholders’ equity, net of tax, until either (1) the security is sold, (2) the security has matured, or (3) we determine that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. Realized gains and losses on our short-term investments and marketable equity securities are calculated based on the specific identification method and are reclassified from accumulated other comprehensive income to interest and other expense, net, and gains (losses) on strategic investments, net, respectively. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, any contractual terms impacting the prepayment or settlement process, as well as, if we would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery. Our ongoing consideration of these factors could result in impairment charges in the future, which could have a material impact on our financial results.

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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2013 and 2012 contain 52 weeks each and ends or ended, as the case may be, on March 30, 2013 and March 31, 2012, respectively. Our results of operations for the three and six months ended September 30, 2012 and 2011 contained 13 and 26 weeks each, respectively, and ended on September 29, 2012 and October 1, 2011, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

Net Revenue
Net revenue consists of sales generated from (1) video games sold as packaged goods or as digital downloads and designed for play on video game consoles (such as the PLAYSTATION 3, Xbox 360 and Wii) and PCs, (2) video games for mobile devices (such as the Apple iPhone and Google Android compatible phones), (3) video games for tablets and electronic readers (such as the Apple iPad and Amazon Kindle), (4) software products and content and online game services associated with these products, (5) programming third-party websites with our game content, (6) allowing other companies to manufacture and sell our products in conjunction with other products, and (7) advertisements on our online web pages and in our games.

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

Net Revenue Quarterly Analysis

Net Revenue

For the three months ended September 30, 2012, Net Revenue was $711 million and decreased $4 million, or 1 percent, as compared to the three months ended September 30, 2011. This decrease was driven by a $312 million decrease in revenue primarily from the Crysis, Dragon Age, Need For Speed, and Fight Night franchises. This decrease was partially offset by a $308 million increase in revenue primarily from the Mass Effect and FIFA Street franchises, as well as Star Wars: The Old Republic.

Net Revenue by Product Revenue and Service and Other Revenue

Our total net revenue by product revenue and service and other revenue for the three months ended September 30, 2012 and 2011 was as follows (in millions):

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Net revenue:
Product	$481	$592	$(111)	(19)%
Service and other	230	123	107	87%
Total net revenue	$711	$715	$(4)	(1)%

Product Revenue

Our product revenue includes revenue associated with the sale of game software, whether delivered via a physical disc (i.e., packaged goods) or via the Internet (i.e., full-game downloads, micro-transactions), that do not require our continuous hosting support, and licensing of game software and subscription sales to third-parties. This excludes game software from our MMO games (both game and subscription sales), which is included in service and other revenue as such game software requires continuous hosting support. Product revenue also includes mobile games that do not have an online service component and sales of tangible products such as hardware, peripherals, or collectors' items.

For the three months ended September 30, 2012, product revenue was $481 million, primarily driven by Mass Effect 3, FIFA 2012, and FIFA Street 4. Product revenue for the three months ended September 30, 2012 decreased $111 million, or 19 percent, as compared to the three months ended September 30, 2011. This decrease was driven by a $317 million decrease primarily from the Crysis, Dragon Age, Need for Speed, and Fight Night franchises. This decrease was partially offset by a $206 million increase primarily from the Mass Effect, FIFA Street, and SSX franchises.
Service and Other Revenue
Our service revenue includes revenue recognized from games or related content that requires our hosting support to provide substantial gaming experience, and time-based subscriptions. This includes (1) subscriptions for our Pogo-branded online game services, (2) MMO games (both game and subscription sales), (3) entitlements to content that are delivered through hosting services (e.g., micro-transactions for Internet-based, social network and mobile games which includes “freemium” games), and (4) allocated service revenue from sales of online-enabled packaged goods with an online service component (i.e., “matchmaking” services). Our other revenue includes non-software licensing and advertising revenue.

For the three months ended September 30, 2012, service and other revenue was $230 million, primarily driven by Star Wars: The Old Republic, FIFA Ultimate Team, and FIFA World Class Soccer. Service and other revenue for the three months ended September 30, 2012 increased $107 million, or 87 percent, as compared to the three months ended September 30, 2011. This increase was driven by a $125 million increase primarily from services associated with Star Wars: The Old Republic (which launched in the third quarter of fiscal 2012), and the FIFA and The Sims franchises. This increase was partially offset by an $18 million decrease primarily in service revenue generated by our mobile publishing titles, Pogo-branded online game services, and the NHL and Warhammer franchises.

Net Revenue by Geography

	Three Months Ended September 30,
(In millions)	2012	2011	$ Change	% Change
North America	$329	$337	$(8)	(2)%
Europe	332	328	4	1%
Asia	50	50	—	—%
Total net revenue	$711	$715	$(4)	(1)%

Net revenue in North America was $329 million, or 46 percent of total net revenue for the three months ended September 30, 2012, compared to $337 million, or 47 percent of total net revenue for the three months ended September 30, 2011, a decrease of $8 million, or 2 percent. Net revenue in North America decreased primarily due to decreased revenue in our Dragon Age, Crysis, and Fight Night franchises, as well as Bulletstorm, partially offset by increased revenue in our Mass Effect and SSX franchises, as well as Star War: The Old Republic during the three months ended September 30, 2012. Net revenue in Europe was $332 million, or 47 percent of total net revenue during the three months ended September 30, 2012, compared to $328 million, or 46 percent of total net revenue during the three months ended September 30, 2011, an increase of $4 million, or 1 percent. We estimate that foreign exchange rates (primarily due to the Euro and Swiss Franc) decreased reported Net revenue in Europe by approximately $64 million, or 20 percent, for the three months ended September 30, 2012. Excluding the effect of foreign exchange rates from Net revenue in Europe, we estimate that Net revenue in Europe increased by approximately $68 million, or 21 percent, for the three months ended September 30, 2012 as compared to the three months ended September 2011. Net revenue in Europe increased primarily due to our Mass Effect, FIFA Street, and Battlefield franchises partially offset by decreased revenue in our Crysis, Dragon Age, Need for Speed franchises, as well as our mobile publishing titles during the three months ended September 30, 2012. Net revenue in Asia was $50 million, or 7 percent of total net revenue for both the three months ended September 30, 2012 and 2011.
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

Our total net revenue by revenue composition for the three months ended September 30, 2012 and 2011 was as follows (in millions):

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Publishing and other	$744	$787	$(43)	(5)%
Wireless, Internet-derived, and advertising (digital)	314	216	98	45%
Distribution	22	31	(9)	(29)%
Net Revenue before Revenue Deferral	1,080	1,034	46	4%

Revenue Deferral	(880)	(800)	(80)	10%
Recognition of Revenue Deferral	511	481	30	6%
Total net revenue	$711	$715	$(4)	(1)%

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

For the three months ended September 30, 2012, publishing and other Net Revenue before Revenue Deferral was $744 million, primarily driven by FIFA 13, Madden NFL 13, and NCAA Football 13. Publishing and other Net Revenue before Revenue Deferral for the three months ended September 30, 2012 decreased $43 million, or 5 percent, as compared to the three months ended September 30, 2011. This decrease was primarily driven by (1) a $29 million decrease in catalog sales (i.e., sales of games in the periods subsequent to the quarter in which the title was launched), which reflects both the declining console packaged goods market, and fewer title releases year over year, and (2) a $16 million decrease in frontline sales (i.e., sales of games during the period in which the title was launched) due to fewer title releases in the current quarter as compared to the same quarter in the prior year.

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

For the three months ended September 30, 2012, digital Net Revenue before Deferral was $314 million, an increase of $98 million, or 45 percent, as compared to the three months ended September 30, 2011. This increase is due to (1) a $33 million or 60 percent increase in mobile sales primarily driven by FIFA World Class Soccer, (2) a $29 million or 34 percent increase in extra content and free-to-play sales primarily driven by Battlefield 3, SimCity Social and Mass Effect 3, (3) a $24 million or 48 percent increase in subscription, advertising, and other digital sales primarily driven by Star Wars: The Old Republic, and (4) a $12 million or 46 percent increase in full-game download sales primarily driven by the Crysis and Madden franchises. Digital Net Revenue before Deferral for the three months ended September 30, 2012 excludes $43 million of Battlefield 3 Premium subscriptions which have been deferred and are expected to be recognized in the fourth quarter of fiscal year 2013.

Distribution Revenue

Distribution revenue includes (1) sales of game software developed by independent game developers that we distribute and (2) sales through our Switzerland distribution business. For the three months ended September 30, 2012, distribution net revenue was $22 million and decreased $9 million, or 29 percent, as compared to the three months ended September 30, 2011. This decrease was primarily driven by an $8 million decrease from sales through our Switzerland distribution business.

Revenue Deferral

Revenue Deferral for the three months ended September 30, 2012 increased $80 million, or 10 percent, as compared to the three months ended September 30, 2011. This increase was primarily due (1) to a $55 million increase in Net Revenue before Revenue Deferral related to our publishing and digital sales and (2) a higher percentage of both our publishing and digital sales being deferred and recognized over time, due in part to a 48 percent increase in subscription and advertising revenue and a 34 percent increase in micro-transaction sales, which all contain an online service component which requires revenue recognition over the period of time that the service is delivered.

Recognition of Revenue Deferral

Our non-distribution sales are generally deferred and recognized over a weighted-average six month period, and therefore, the related revenue recognized during the fiscal quarter ended September 30 is primarily due to sales that occurred during the respective three month period ended June 30. The Recognition of Revenue Deferral for the three months ended September 30, 2012 increased $30 million, or 6 percent, as compared to the three months ended September 30, 2011. This increase was primarily due to increased digital sales during the three months ended June 30, 2012, and a higher percentage of those sales being comprised of games sales that have an online service component, as compared to the same period in fiscal year 2012.

Our product and service and other revenue by revenue composition for the three months ended September 30, 2012 and 2011 was as follows (in millions):

	Three Months Ended September 30,
	2012	2011
Product revenue:
Publishing and other	$342	$435
Wireless, Internet-derived, and advertising (digital)	117	126
Distribution	22	31
Total product revenue	481	592

Service and other revenue:
Publishing and other	23	15
Wireless, Internet-derived, and advertising (digital)	207	108
Total service and other revenue	230	123
Total net revenue	$711	$715

Net Revenue Year-to-Date Analysis
Net Revenue
For the six months ended September 30, 2012, net revenue was $1,666 million and decreased $48 million, or 3 percent, as compared to the six months ended September 30, 2011. This decrease was driven by a $809 million decrease in revenue primarily from the Crysis, Dragon Age, Portal, and Need for Speed franchises. This decrease was partially offset by a $761 million increase in revenue primarily from the Mass Effect and Battlefield franchises, as well as Star Wars: The Old Republic.

Net Revenue by Product Revenue and Service and Other Revenue

Our total net revenue by product revenue and service and other revenue for the six months ended September 30, 2012 and 2011 was as follows (in millions):

	Six Months Ended September 30,
	2012	2011	$ Change	% Change
Net revenue:
Product	$1,183	$1,486	$(303)	(20)%
Service and other	483	228	255	112%
Total net revenue	$1,666	$1,714	$(48)	(3)%

Product Revenue

For the six months ended September 30, 2012, product revenue was $1,183 million, primarily driven by Battlefield 3, Mass Effect 3, and FIFA 2012. Product revenue for the six months ended September 30, 2012 decreased $303 million, or 20 percent, as compared to the six months ended September 30, 2011. This decrease was driven by a $833 million decrease primarily from the Crysis, Dragon Age, Portal, Need for Speed, and Dead Space franchises. This decrease was partially offset by a $530 million increase primarily from the Mass Effect, Battlefield, and FIFA Street franchises.

Service and Other Revenue

For the six months ended September 30, 2012, service and other revenue was $483 million, primarily driven by Star Wars: The Old Republic, FIFA Ultimate Team, and FIFA World Class Soccer. Service and other revenue for the six months ended September 30, 2012 increased $255 million, or 112 percent, as compared to the six months ended September 30, 2011. This increase was driven by a $279 million increase primarily from services associated with Star Wars: The Old Republic, and the FIFA and The Sims franchises. This increase was partially offset by an $24 million decrease primarily in service revenue generated by our mobile publishing titles, Pogo-branded online game services, and Warhammer franchises.

Net Revenue by Geography

	Six Months Ended September 30,
(In millions)	2012	2011	$ Change	% Change
North America	$779	$838	$(59)	(7)%
Europe	767	766	1	—%
Asia	120	110	10	9%
Total net revenue	$1,666	$1,714	$(48)	(3)%

Net revenue in North America was $779 million, or 47 percent of total net revenue for the six months ended September 30, 2012, compared to $838 million, or 49 percent of total net revenue for the six months ended September 30, 2011, a decrease of $59 million, or 7 percent. This decrease was driven by a $411 million decrease primarily from the Portal, Dragon Age, Crysis, Need for Speed, and Dead Space franchises. This decrease was offset by a $352 million increase primarily from the Mass Effect and Battlefield franchises, as well as Star Wars: The Old Republic. Net revenue in Europe was $767 million, or 46 percent of total net revenue during the six months ended September 30, 2012, compared to $766 million, or 45 percent of total net revenue during the six months ended September 30, 2011, an increase of $1 million, or less than 1 percent. We estimate that foreign exchange rates (primarily due to the Euro) decreased reported net revenue in Europe by approximately $39 million, or 5 percent, for the three months ended September 30, 2012. Excluding the effect of foreign exchange rates from Net revenue in Europe, we estimate that Net revenue in Europe increased by approximately $40 million, or 5 percent, for the six months ended September 30, 2012 as compared to the six months ended September 2011. Net revenue in Europe increased primarily due to our Battlefield, Mass Effect, and FIFA Street franchises partially offset by decreased revenue in our Crysis, Need for Speed, Dragon Age, Portal, and Dead Space franchises during the six months ended September 30, 2012. Net revenue in Asia was $120 million, or 7 percent of total net revenue for the six months ended September 30, 2012, compared to $110 million, or 6 percent of total net revenue for the six months ended September 30, 2011, an increase of $10 million, or 9 percent. Net revenue in Asia increased primarily due to increased sales in our FIFA, Battlefield, and Mass Effect franchises partially offset by the absence of a primary distribution title release during the six months ended September 30, 2012.

Supplemental Net Revenue by Revenue Composition

Our total net revenue by revenue composition for the six months ended September 30, 2012 and 2011 was as follows (in millions):

	Six Months Ended September 30,
	2012	2011	$ Change	% Change
Publishing and other	$890	$982	$(92)	(9)%
Wireless, Internet-derived, and advertising (digital)	638	425	213	50%
Distribution	43	151	(108)	(72)%
Net Revenue before Revenue Deferral	1,571	1,558	13	1%

Revenue Deferral	(1,195)	(1,050)	(145)	14%
Recognition of Revenue Deferral	1,290	1,206	84	7%
Total net revenue	$1,666	$1,714	$(48)	(3)%

Net Revenue before Revenue Deferral

Publishing and Other Revenue

For the six months ended September 30, 2012, publishing and other Net Revenue before Revenue Deferral was $890 million, primarily driven by FIFA 13, Madden NFL 13, and NCAA Football 13. Publishing and other Net Revenue before Revenue Deferral for the six months ended September 30, 2012 decreased $92 million, or 9 percent, as compared to the six months ended September 30, 2011. This decrease was primarily driven by (1) a $38 million decrease in catalog sales, which reflects both the declining console packaged goods market, and fewer title releases year over year, and (2) a $64 million decrease in frontline sales due to fewer title releases in the current quarter as compared to the same quarter in the prior year.

Wireless, Internet-derived, and Advertising (Digital) Revenue

For the six months ended September 30, 2012, digital Net Revenue before Deferral was $638 million, an increase of $213 million, or 50 percent, as compared to the six months ended September 30, 2011. This increase is due to (1) a $90 million or 58 percent increase in extra content and free-to-play sales primarily driven by the Battlefield, Mass Effect and Bejeweled franchises, (2) a $57 million or 58 percent increase in subscription, advertising, and other digital sales primarily driven by Star Wars: The Old Republic, (3) a $53 million or 46 percent increase in mobile sales primarily driven by FIFA World Class Soccer, and (4) a $13 million or 22 percent increase in full-game download sales primarily driven by the Madden and FIFA franchises, as well as Star Wars: The Old Republic. Digital Net Revenue before Deferral for the six months ended September 30, 2012 excludes $80 million of Battlefield 3 Premium subscriptions which have been deferred and are expected to be recognized in the fourth quarter of fiscal year 2013.

Distribution Revenue

For the six months ended September 30, 2012, distribution net revenue was $43 million and decreased $108 million, or 72 percent, as compared to the six months ended September 30, 2011, primarily due to a decrease in sales in the Portal franchise and our Switzerland distribution business.

Revenue Deferral

Revenue Deferral for the six months ended September 30, 2012 increased $145 million, or 14 percent, as compared to the six months ended September 30, 2011. This increase was primarily due (1) to a $121 million increase in Net Revenue before Revenue Deferral related to our publishing and digital sales and (2) a higher percentage of both our publishing and digital sales being deferred and recognized over time, due in part to a 58 percent increase in both micro-transaction sales and subscription and advertising revenue, which all contain an online service component which requires revenue recognition over the period of time that the service is delivered.

Recognition of Revenue Deferral

Our non-distribution sales are generally deferred and recognized over a weighted average six month period, and therefore, the related revenue recognized during the six months ended September 30 is primarily due to the sales that occurred during the respective six month period ended June 30. The Recognition of Revenue Deferral for the six months ended September 30, 2012 increased $84 million, or 7 percent, as compared to the six months ended September 30, 2011. This increase was primarily due to increased digital sales during the six months ended June 30, 2012, and a higher percentage of those sales being comprised of games sales that have an online service component, as compared to the same period in fiscal year 2012.

Our product and service and other revenue by revenue composition for the six months ended September 30, 2012 and 2011 was as follows (in millions):

	Six Months Ended September 30,
	2012	2011
Product revenue:
Publishing and other	$907	$1,067
Wireless, Internet-derived, and advertising (digital)	233	268
Distribution	43	151
Total product revenue	1,183	1,486

Service and other revenue:
Publishing and other	50	30
Wireless, Internet-derived, and advertising (digital)	433	198
Total service and other revenue	483	228
Total net revenue	$1,666	$1,714

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

Cost of Revenue

Total cost of revenue for the three months ended September 30, 2012 and 2011 was as follows (in millions):

	September 30, 2012	% of Related Net Revenue	September 30, 2011	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$371	77.1%	$399	67.4%	(7.0)%	9.7%
Service and other	74	32.2%	33	26.8%	124.2%	5.4%
Total cost of revenue	$445	62.6%	$432	60.4%	3.0%	2.2%

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
Cost of product revenue decreased by $28 million, or 7.0 percent in the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The decrease was primarily due to a 29 percent decrease in distribution revenue, which has higher costs, during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

Cost of Service and Other Revenue

Cost of service and other revenue consists primarily of (1) data center and bandwidth costs associated with hosting our online games and websites, (2) associated royalty costs, (3) credit card fees associated with our service revenue, (4) server costs related to our website advertising business, and (5) platform processing fees from operating our website-based games on third party platforms.

Cost of service and other revenue increased by $41 million, or 124.2 percent in the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The increase was primarily due to increased server and support costs due to the release of more online-connected and subscription-based titles and related content during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

Total Cost of Revenue as a Percentage of Total Net Revenue

During the three months ended September 30, 2012, total cost of revenue as a percentage of total net revenue increased by 2.2 percent as compared to the three months ended September 30, 2011. This increase as a percentage of net revenue was primarily due to (1) an increase in deferred net revenue related to certain online-enabled packaged goods and digital content and (2) an increase in server and support costs due to the release of more online-connected and subscription-based titles and related content. Both of these factors negatively impacted gross profit as a percent of net revenue by 3.3 percent. This increase was partially offset by (1) a 29 percent decrease in distribution revenue which has higher costs and (2) a greater percentage of net revenue from our digital products and services that have a lower cost than our publishing and other products. Both factors positively impacted gross profit as a percentage of net revenue by 1.1 percent.

Total cost of revenue for the six months ended September 30, 2012 and 2011 was as follows (in millions):

	September 30, 2012	% of Related Net Revenue	September 30, 2011	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$503	42.5%	$611	41.1%	(17.7)%	1.4%
Service and other	147	30.4%	61	26.8%	141.0%	3.6%
Total cost of revenue	$650	39.0%	$672	39.2%	(3.3)%	(0.2)%

Cost of Product Revenue

Cost of product revenue decreased by $108 million, or 17.7 percent in the six months ended September 30, 2012, as compared to the six months ended September 30, 2011. The decrease was primarily due to a 72 percent decrease in distribution revenue, which has higher costs, during the six months ended September 30, 2012, as compared to the six months ended September 30, 2011.

Cost of Service and Other Revenue

Cost of service and other revenue increased by $86 million, or 141.0 percent in the six months ended September 30, 2012, as compared to the six months ended September 30, 2011. The increase was primarily due to increased server and support costs due to the release of more online-connected and subscription-based titles and related content during the six months ended September 30, 2012, as compared to the six months ended September 30, 2011.

Total Cost of Revenue as a Percentage of Total Net Revenue

During the six months ended September 30, 2012, total cost of revenue as a percentage of total net revenue decrease by 0.2 percent as compared to the six months ended September 30, 2011. This decrease as a percentage of net revenue is primarily due to (1) a 72 percent decrease in distribution revenue which has higher costs and (2) a greater percentage of net revenue from our digital products and services that have a lower cost than our publishing and other products. Both factors positively impacted gross profit as a percentage of net revenue by 2.9 percent. This decrease was partially offset by (1) an increase in the change in deferred net revenue related to certain online-enabled packaged goods and digital content offset by a greater percentage of net revenue from digital products and (2) an increase in server and support costs due to the release of more online-connected and subscription-based titles and related content. Both of these factors negatively impacted gross profit as a percent of net revenue by 2.7 percent.

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
Research and development expenses for the three and six months ended September 30, 2012 and 2011 were as follows (in millions):

	September 30, 2012	% of Net Revenue	September 30, 2011	% of Net Revenue	$ Change	% Change
Three months ended	$314	44%	$318	44%	$(4)	(1)%
Six months ended	$604	36%	$603	35%	$1	—%

During the three months ended September 30, 2012, research and development expenses remained relatively consistent as compared to the three months ended September 30, 2011.

Research and development expenses increased by $1 million during the six months ended September 30, 2012, as compared to the six months ended September 30, 2011, due to (1) a $7 million increase in personnel-related costs resulting from an increase in headcount in connection with recent acquisitions, and (2) a $7 million increase in incentive based compensation expense. This was partially offset by an $11 million decrease in server and support costs.
Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three and six months ended September 30, 2012 and 2011 were as follows (in millions):

	September 30, 2012	% of Net Revenue	September 30, 2011	% of Net Revenue	$ Change	% Change
Three months ended	$212	30%	$222	31%	$(10)	(5)%
Six months ended	$357	21%	$362	21%	$(5)	(1)%
Marketing and sales expenses decreased by $10 million, or 5 percent, during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to an $18 million decrease in advertising and promotional spending on our franchises as compared to the prior year. This was partially offset by $7 million increase in personnel-related costs resulting from an increase in headcount due to online and customer relationship initiatives and recent acquisitions.

Marketing and sales expenses decreased by $5 million, or 1 percent, during the six months ended September 30, 2012, as compared to the six months ended September 30, 2011, primarily due to a $26 million decrease in advertising and promotional spending on our franchises as compared to the prior year. This was partially offset by a $17 million increase in personnel-related costs resulting from an increase in headcount due to online and customer relationship initiatives and recent acquisitions.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three and six months ended September 30, 2012 and 2011 were as follows (in millions):

	September 30, 2012	% of Net Revenue	September 30, 2011	% of Net Revenue	$ Change	% Change
Three months ended	$99	14%	$88	12%	$11	13%
Six months ended	$185	11%	$162	9%	$23	14%
General and administrative expenses increased $11 million, or 13 percent, during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011 primarily due to an increase in personnel-related costs of $9 million.

General and administrative expenses increased $23 million, or 14 percent, during the six months ended September 30, 2012, as compared to the six months ended September 30, 2011 primarily due to (1) an increase in personnel-related costs of $14 million, and (2) a $5 million increase in legal fees related to litigation matters.

Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration for the three and six months ended September 30, 2012 and 2011 were as follows (in millions):

	September 30, 2012	% of Net Revenue	September 30, 2011	% of Net Revenue	$ Change	% Change
Three months ended	$—	—%	$17	2%	$(17)	(100)%
Six months ended	$(20)	(1)%	$19	1%	$(39)	(205)%
During the three months ended September 30, 2012, acquisition-related contingent consideration decreased by $17 million, or 100 percent, as compared to the three months ended September 30, 2011, primarily related to a revision in our accrual during the three months ended September 30, 2011 in connection with our Playfish acquisition.
During the six months ended September 30, 2012, acquisition-related contingent consideration decreased by $39 million, or 205 percent, as compared to the six months ended September 30, 2011, primarily related to a revision in our accrual during the three months ended September 30, 2011 in connection with our Playfish acquisition, and to a revision in our accrual during the three months ended June 30, 2012 related to our PopCap acquisition.
Amortization of Intangibles
Amortization of intangibles for the three and six months ended September 30, 2012 and 2011 were as follows (in millions):

	September 30, 2012	% of Net Revenue	September 30, 2011	% of Net Revenue	$ Change	% Change
Three months ended	$7	1%	$13	2%	$(6)	(46)%
Six months ended	$14	1%	$26	2%	$(12)	(46)%
During the three and six months ended September 30, 2012, amortization of intangibles decreased by $6 million, or 46 percent, and $12 million, or 46 percent, respectively, as compared to the three and six months ended September 30, 2011, primarily due to certain intangible assets from our prior year acquisitions being fully amortized during fiscal year 2012.

Restructuring and Other Charges
Restructuring and other charges for the three and six months ended September 30, 2012 and 2011 were as follows (in millions):

	September 30, 2012	% of Net Revenue	September 30, 2011	% of Net Revenue	$ Change	% Change
Three months ended	$(2)	—%	$(1)	—%	$(1)	100%
Six months ended	$25	2%	$17	1%	$8	47%

During the three months ended September 30, 2012, restructuring and other charges remained relatively consistent as compared to the three months ended September 30, 2011.

During the six months ended September 30, 2012, restructuring and other charges increased by $8 million, or 47 percent, as compared to the six months ended September 30, 2011, primarily due to (1) $22 million in costs in connection with our fiscal 2013 restructuring, which was initiated in this fiscal year, and (2) a $10 million gain on the sale of our facility in Chertsey, England related to our fiscal 2008 reorganization that was recognized during the three months ended September 30, 2011, and for which there was no comparable gain in the current year. These increases were partially offset by costs that were recognized during the six months ended September 30, 2011 comprised of (1) $14 million expense adjustment for the amendment of certain licensing agreements related to our fiscal 2011 restructuring plan, and (2) $10 million in costs related to IT and other costs to assist in reorganizing certain activities. See the "Liquidity and Capital Resources" section on page 49 for additional information regarding our restructuring plans.
Interest and Other Expense, Net
Interest and other expense, net, for the three and six months ended September 30, 2012 and 2011 were as follows (in millions):

	September 30, 2012	% of Net Revenue	September 30, 2011	% of Net Revenue	$ Change	% Change
Three months ended	$(4)	(1)%	$(6)	(1)%	$2	(33)%
Six months ended	$(9)	(1)%	$(3)	—%	$(6)	200%
Interest and other expense, net decreased by $2 million, or by 33 percent, during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, primarily due to a $26 million increase in foreign currency transaction gains which was partially offset by a $22 million increase in foreign currency forward contract losses as compared to the same period in the prior year.
Interest and other expense, net increased by $6 million, or by 200 percent, during the six months ended September 30, 2012 as compared to the six months ended September 30, 2011, primarily due to (1) a $12 million decrease in foreign currency forward contract gains, and (2) an $8 million increase in interest expense, including the amortization of debt discount recognized in connection with our 0.75% Convertible Senior Notes due 2016. This was partially offset by a $17 million decrease in foreign currency transaction losses as compared to the same period in the prior year.
Income Taxes
Provisions for (benefit from) income taxes for the three and six months ended September 30, 2012 and 2011 were as follows (in millions):

	September 30, 2012	Effective Tax Rate	September 30, 2011	Effective Tax Rate	% Change
Three months ended	$13	3.5%	$(40)	(10.5)%	(133)%
Six months ended	$22	13.9%	$(31)	(20.7)%	(171)%
The provision for income taxes reported for the three and six months ended September 30, 2012 is based on our projected annual effective tax rate for fiscal year 2013, and also includes certain discrete tax benefits recorded during the period. Our effective tax rate for the three and six months ended September 30, 2012 was a tax expense of 3.5 percent and 13.9 percent respectively, as compared to a tax benefit of 10.5 percent and 20.7 percent, respectively, for the same periods of fiscal 2012. The effective tax rate for the three and six months ended September 30, 2012 differs from the statutory rate of 35.0 percent primarily due to the U.S. losses for which no benefit is recognized and non-U.S. losses with a reduced or zero tax benefit. The effective tax rate for the three and six months ended September 30, 2011 differs from the statutory rate of 35.0 percent primarily due to the utilization of U.S. deferred tax assets which were subject to a valuation allowance, a reduction in the U.S. valuation allowance related to the PopCap acquisition, and non-U.S. profits subject to a reduced or zero tax rate. The effective tax rate for the three and six months ended September 30, 2012 differs from the same period in fiscal year 2012 primarily due to greater tax benefits recorded in fiscal year 2012 related to the reduction of the U.S. valuation allowance for the PopCap acquisition.
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

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of September 30, 2012	As of March 31, 2012	(Decrease)
Cash and cash equivalents	$871	$1,293	$(422)
Short-term investments	351	437	(86)
Marketable equity securities	93	119	(26)
Total	$1,315	$1,849	$(534)
Percentage of total assets	25%	34%

	Six Months Ended September 30,
(In millions)	2012	2011	Change
Cash used in operating activities	$(272)	$(485)	$213
Cash provided by (used in) investing activities	42	(575)	617
Cash provided by (used in) financing activities	(189)	424	(613)
Effect of foreign exchange on cash and cash equivalents	(3)	(13)	10
Net decrease in cash and cash equivalents	$(422)	$(649)	$227
Changes in Cash Flow
Operating Activities. Cash used in operating activities decreased $213 million during the six months ended September 30, 2012 as compared to six months ended September 30, 2011 primarily due to (1) a decrease in prepaid royalty advances and (2) a decrease in royalty payments. These decreases were offset by (1) less cash collected on receivables due to a higher percentage of Net Revenue before Revenue Deferral being generated during the second half of the current period as compared to the prior period and (2) an increase in personnel-related expenses due to increased headcount.
Investing Activities. Cash used in investing activities decreased $617 million during the six months ended September 30, 2012 as compared to the six months ended September 30, 2011 primarily driven by a $647 million decrease in cash used for acquisitions, the majority of which was used to fund our acquisition of PopCap during the six months ended September 30, 2011.
Financing Activities. Cash provided by financing activities decreased $613 million during the six months ended September 30, 2012 as compared to the six months ended September 30, 2011 primarily due to (1) $617 million in proceeds received from the sale of our 0.75% Convertible Senior Notes due 2016, net of issuance costs that occurred in fiscal 2012, (2) $65 million in proceeds received from the issuance of Warrants in connection with the Notes, and (3) a $26 million acquisition-related contingent consideration payment primarily in connection with our acquisition of Playfish that was paid during the three months ended September 30, 2012. This was partially offset by $107 million paid for the purchase of the Convertible Note Hedge during the three months ended September 30, 2011.
Short-term Investments and Marketable Equity Securities
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of September 30, 2012, our short-term investments had gross unrealized gains of $1 million, or less than 1 percent of the total in short-term investments, and gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.
The fair value of our marketable equity securities decreased to $93 million as of September 30, 2012 from $119 million as of March 31, 2012 due to a decrease in the value of our investment in Neowiz.

Restricted Cash and Contingent Consideration
Primarily in connection with our acquisitions of PopCap, KlickNation, and Chillingo, we may be required to pay an additional $568 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2015. In connection with our PopCap acquisition, we acquired $6 million of restricted cash which is held in an escrow account in the event that certain liabilities become due. As these deposits are restricted in nature, they are excluded from cash and cash equivalents. As of September 30, 2012, the restricted cash of $6 million is included in other current assets in our Condensed Consolidated Balance Sheets.

Fiscal 2013 Restructuring
On May 7, 2012, we announced a restructuring plan to align our cost structure with our ongoing digital transformation. Under this plan, we reduced our workforce, terminated licensing agreements, and consolidated or closed various facilities. The majority of these actions were completed by September 30, 2012.

Since the inception of the fiscal 2013 restructuring plan through September 30, 2012, we have incurred charges of $22 million, consisting of (1) $11 million in employee-related expenses, (2) $9 million related to license termination costs, and (3) $2 million related to the closure of certain of our facilities.  We anticipate incurring approximately $3 million of additional facility closure costs related to this plan during the three months ended December 31, 2012.  Substantially all of these costs will be settled in cash by March 31, 2013, with the exception of approximately $4 million of license and lease termination costs, which will be settled by May 2016.

In connection with our fiscal 2013 restructuring plan, we expect to incur cash expenditures through May 2016 of approximately (1) $3 million during the remainder of fiscal year 2013, (2) $2 million in fiscal year 2014, (3) $1 million in fiscal year 2015, (4) and less than $1 million in fiscal years 2016 and 2017.

Fiscal 2011 Restructuring
In connection with our fiscal 2011 restructuring plan, we expect to incur cash expenditures through June 2016 of approximately (1) $20 million during the remainder of fiscal year 2013, (2) $25 million in fiscal year 2014, (3) $18 million in fiscal year 2015, (4) $3 million in fiscal year 2016, and (5) $19 million in fiscal year 2017. The actual cash expenditures are variable as they will be dependent upon the actual revenue we generate from certain games.

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
In addition, in July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provides us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock at a strike price of $31.74, which corresponds to the conversion price of the Notes and is equal to the number of shares of our common stock that notionally underlie the Notes. As of September 30, 2012, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge.
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
See Note 11 to the Condensed Consolidated Financial Statements for additional information related to our 0.75% Convertible Senior Notes due 2016.
Credit Facility
On August 30, 2012, we entered into a $500 million 3.5 year senior unsecured revolving credit facility with a syndicate of banks.  The credit facility terminates on February 29, 2016 and contains an option to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $250 million in additional commitments for revolving loans.  Proceeds of loans made under the credit facility may be used for general corporate purposes.

The loans bear interest, at our option, at the base rate plus an applicable spread or an adjusted LIBOR rate plus an applicable spread, in each case with such spread being determined based on our consolidated leverage ratio for the preceding fiscal quarter. We are also obligated to pay other customary fees for a credit facility of this size and type. Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. Principal, together with all accrued and unpaid interest, is due and payable on February 29, 2016.

The credit agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, dispose of all or substantially all assets and pay dividends or make distributions, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a capitalization ratio and maintain a minimum level of total liquidity and a minimum level of domestic liquidity.
The credit agreement contains customary events of default, including among others, non-payment defaults, covenant defaults, bankruptcy and insolvency defaults and a change of control default, in each case, subject to customary exceptions for a credit facility of this size and type. The occurrence of an event of default could result in the acceleration of the obligations under the credit agreement, an obligation by any guarantors to repay the obligations in full and an increase in the applicable interest rate.
As of September 30, 2012, no amounts were outstanding under the credit facility.

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

As of September 30, 2012, approximately $637 million of our cash, cash equivalents, and short-term investments and $46 million of our marketable equity securities were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
In February 2011, our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the next 18 months. We completed our program in April 2012. We repurchased approximately 32 million shares in the open market since in the commencement of the program, including pursuant to pre-arranged stock trading plan. During the three months ended June 30, 2012, we repurchased and retired approximately 4.3 million shares of our common stock for approximately $71 million.
In July 2012, our Board of Directors authorized a new program to repurchase up to $500 million of our common stock. Under the program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans.  The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time. During the three months ended September 30, 2012, we repurchased and retired approximately 8.4 million shares of our common stock for approximately $108 million, under this new program. We continue to actively repurchase shares under this program.
During the six months ended September 30, 2012, we repurchased and retired approximately 8.4 million shares of our common stock for approximately $179 million.
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

The following table summarizes our minimum contractual obligations as of September 30, 2012, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

		Fiscal Year Ending March 31,
		2013
		(Remaining
	Total	six mos.)	2014	2015	2016	2017	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,168	$66	$166	$164	$207	$58	$507
Marketing commitments	273	49	53	34	34	20	83
Operating leases	196	26	51	42	29	16	32
0.75% Convertible Senior Notes due 2016 interest (a)	19	2	5	5	5	2	—
Other purchase obligations	45	15	22	8	—	—	—
Total unrecognized commitments	1,701	158	297	253	275	96	622

Recognized commitments
0.75% Convertible Senior Notes due 2016 principal (a)	633	—	—	—	—	633	—
Licensing and lease obligations (b)	95	21	27	20	5	20	2
Total recognized commitments	728	21	27	20	5	653	2

Total Commitments	$2,429	$179	$324	$273	$280	$749	$624

(a)
Included in the $19 million coupon interest on the 0.75% Convertible Senior Notes due 2016 is $1 million of accrued interest recognized as of September 30, 2012. We will be obligated to pay the $632.5 million principal amount of the 0.75% Convertible Senior Notes due 2016 in cash and any excess conversion value in shares of our common stock upon redemption of the Notes at maturity on July 15, 2016 or upon earlier redemption. The $632.5 million principal amount excludes $84 million of unamortized discount of the liability component. See Note 11 for additional information regarding our 0.75% Convertible Senior Notes due 2016.

(b)
See Note 7 for additional information regarding recognized commitments resulting from our restructuring plans. Lease commitments have not been reduced for approximately $6 million due in the future from third parties under non-cancelable sub-leases.

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of September 30, 2012; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above, as of September 30, 2012, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $261 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
In addition to what is included in the table above as of September 30, 2012, primarily in connection with our PopCap, KlickNation, and Chillingo acquisitions, we may be required to pay an additional $568 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2015. As of September 30, 2012, we have accrued $88 million of contingent consideration on our Condensed Consolidated Balance Sheet representing the estimated fair value of the contingent consideration.
OFF-BALANCE SHEET COMMITMENTS
Lease Commitments
As of September 30, 2012, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

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
Foreign Currency Exchange Rate Risk
Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing foreign currency option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other expense, net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other expense, net, in our Condensed Consolidated Statements of Operations. Our hedging programs are designed to reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net revenue and research and development expenses. As of September 30, 2012, we had foreign currency option contracts to purchase approximately $53 million in foreign currency and to sell approximately $94 million of foreign currency. All of the foreign currency option contracts outstanding as of September 30, 2012 will mature in the next 12 months. As of March 31, 2012, we had foreign currency option contracts to purchase approximately $74 million in foreign currency and to sell approximately $78 million of foreign currency. As of September 30, 2012, the fair value of these outstanding foreign currency option contracts was immaterial and are included in other current assets. As of March 31, 2012, these foreign currency option contracts outstanding had a total fair value of $2 million and are included in other current assets.
Balance Sheet Hedging Activities. We use foreign currency forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts generally have a contractual term of three months or less and are transacted near month-end. Our foreign currency forward contracts are not designated as hedging instruments, and are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or accrued and other current liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other expense, net, in our Condensed Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other expense, net, in our Condensed Consolidated Statements of Operations. In certain cases, the amount of such gains and losses will significantly differ from the amount of gains and losses recognized on the underlying foreign-currency-denominated monetary asset or liability, in which case our results will be impacted. As of September 30, 2012, we had foreign currency forward contracts to purchase and sell approximately $352 million in foreign currencies. Of this amount, $343 million represented contracts to sell foreign currencies in exchange for U.S. dollars, and $9 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2012, we had foreign currency forward contracts to purchase and sell approximately $242 million in foreign currencies. Of this amount, $197 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $37 million to purchase foreign currency in exchange for U.S. dollars, and $8 million to sell foreign currency in exchange for British pounds sterling. As of September 30, 2012 and March 31, 2012, the fair value of our foreign currency forward contracts was immaterial and is included in accrued and other liabilities.

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
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of September 30, 2012, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential declines in the fair value of the premiums on our foreign currency option contracts used in cash flow hedging of $1 million in each scenario. As of September 30, 2012, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $52 million and $71 million, respectively. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.
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
As of September 30, 2012 and March 31, 2012, our short-term investments were classified as available-for-sale securities, and consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of September 30, 2012 and March 31, 2012 (in millions):

	As of September 30, 2012	As of March 31, 2012
Corporate bonds	$180	$150
U.S. Treasury securities	95	166
U.S. agency securities	73	116
Commercial paper	3	5
Total short-term investments	$351	$437

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of September 30, 2012, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of September 30, 2012	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$184	$182	$181	$180	$179	$177	$176
U.S. Treasury securities	97	96	96	95	94	94	93
U.S. agency securities	76	75	74	73	73	73	72
Commercial paper	3	3	3	3	3	3	3
Total short-term investments	$360	$356	$354	$351	$349	$347	$344
Market Price Risk
The fair value of our marketable equity securities in publicly-traded companies is subject to market price volatility and foreign currency risk for investments denominated in foreign currencies. As of September 30, 2012 and March 31, 2012, our marketable equity securities were classified as available-for-sale securities, and consequently, were recorded on our Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity. The fair value of our marketable equity securities as of September 30, 2012 and March 31, 2012 was $93 million and $119 million, respectively.
Our marketable equity securities have been, and may continue to be, adversely impacted by volatility in the public stock markets. At any time, a sharp change in market prices in our investments in marketable equity securities could have a significant impact on the fair value of our investments. The following table presents hypothetical changes in the fair value of our marketable equity securities as of September 30, 2012, arising from changes in market prices of plus or minus 25 percent, 50 percent, and 75 percent.

(In millions)	Valuation of Securities Given an X Percentage Decrease in Each Stock’s Market Price			Fair Value as of September 30, 2012	Valuation of Securities Given an X Percentage Increase in Each Stock’s Market Price
	(75)%	(50)%	(25)%		25%	50%	75%
Marketable equity securities	$23	$47	$70	$93	$116	$140	$163

Item 4.	Controls and Procedures
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
Changes in internal control over financial reporting
There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the three months ended September 30, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In June 2008, Geoffrey Pecover filed an antitrust class action in the United States District Court for the Northern District of California, alleging that EA obtained an illegal monopoly in a discreet antitrust market that consists of “league-branded football simulation video games” by bidding for, and winning, exclusive licenses with the NFL, Collegiate Licensing Company and Arena Football League. In December 2010, the district court granted the plaintiffs’ request to certify a class of plaintiffs consisting of all consumers who purchased EA’s Madden NFL, NCAA Football or Arena Football video games after 2005. In May 2012, the parties reached a settlement in principle to resolve all claims related to this action. As a result, we recognized a $27 million accrual for the fourth quarter of fiscal 2012 associated with the potential settlement. In July 2012, the plaintiffs filed a motion with the court to approve the settlement. On October 5, 2012, the court granted its preliminary approval of the settlement and scheduled a hearing to consider the court’s final approval of the settlement for February 7, 2013.

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
There are several inherent risks to engaging in business online and directly with end consumers of our products and services. As we conduct more transactions online directly with consumers, we may be the victim of fraudulent transactions, including credit card fraud, which presents a risk to our revenues and potentially disrupts service to our consumers. In addition, we are collecting and storing more consumer information, including personal information and credit card information. We take measures to protect our consumer data from unauthorized access or disclosure. It is possible that our security controls over consumer data may not prevent the improper access or disclosure of personally identifiable information. A security breach that leads to disclosure of consumer account information (including personally identifiable information) could harm our reputation, compel us to comply with disparate breach notification laws in various jurisdictions and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. A resulting perception that our products or services do not adequately protect the privacy of personal information could result in a loss of current or potential consumers and business partners for our online offerings that require the collection of consumer data. Our key business partners also face these same risks and any security breaches of their system could adversely impact our ability to offer our products and services through their platforms, resulting in a loss of meaningful revenues. In addition, the rate of privacy law-making is accelerating globally and the interpretation and application of consumer protection and data privacy laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. As business practices are being challenged by regulators, private litigants, and consumer protection agencies around the world, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data and/or consumer protection practices. If so, this could result in increased litigation, government or court-imposed fines, judgments or orders requiring that we change our practices, which could have an adverse effect on our business and reputation. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
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

During the six months ended September 30, 2012, approximately 63 percent of our North America sales were made to our top ten customers. In Europe, our top ten customers accounted for approximately 35 percent of our sales in that territory during the six months ended September 30, 2012. Worldwide, we had direct sales to one customer, GameStop Corp., which represented approximately 15 percent of total net revenue for the six months ended September 30, 2012. Though our products are available to consumers through a variety of retailers and directly through us, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

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

The success of our business is driven in part by the commercial success and adequate supply of these video game systems, personal computers and mobile phones/devices manufactured by third parties (which we refer to as "platforms"). Our success also depends on our ability to accurately predict which platforms will be successful in the marketplace, and our ability to develop commercially successful products and services for these platforms. We must make product development decisions and commit significant resources well in advance of anticipated platform release dates. A platform for which we are developing products and services may not succeed or may have a shorter life cycle than anticipated. If consumer demand for the platforms for which we are developing products and services is lower than our expectations, our revenue will suffer, we may be unable to fully recover the investments we have made in developing our products and services, and our financial performance will be harmed. Alternatively, a platform for which we have not devoted significant resources could be more successful than we had initially anticipated, causing us to miss out on meaningful revenue opportunities.

Our channel partners have significant influence over the products and services that we offer on their platforms.

Our products and services are sold to customers, primarily through retailers and online through our channel partners, including Sony, Microsoft, Nintendo, Apple, Google and Facebook.  In many cases, our channel partners set the rates that we must pay to provide our games and services through their online channels.  These partners also have retained the flexibility to change their fee structures, or adopt different fee structures for their online channels, which could adversely impact our costs, profitability and margins.

Outside of the financial arrangements, our agreements with our channel partners typically give them significant control over other aspects of the distribution of our products and services that we develop for their platform. For example, our agreements with Sony, Microsoft and Nintendo typically give significant control to them over the approval, manufacturing and distribution of our products and services, which could, in certain circumstances, leave us unable to get our products and services approved, manufactured and provided to customers. For our digital products and services delivered direct to consumers via digital channels such as Sony’s PlayStation Network, Microsoft’s Xbox LIVE Marketplace, Apple’s App Store, the Google Play store and Facebook, the channel partner has policies and guidelines that control the promotion and distribution of these titles and the features and functionalities that we are permitted to offer through the channel.

In addition, while we have negotiated agreements in place with our channel partners - these agreements reserve the right by our channel partners to determine and change unilaterally certain key terms and conditions, including the ability to change their user and developer policies and guidelines, which can negatively impact our business. If our channel partners establish terms that restrict our offerings through their channels, or significantly impact the financial terms on which these products or services are offered to our customers, our business could be harmed.

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
Further, entertainment software piracy is a persistent problem in our industry. The growth in peer-to-peer networks and other channels to download pirated copies of our products, the increasing availability of broadband access to the Internet and the proliferation of technology designed to circumvent the protection measures used with our products all have contributed to an expansion in piracy. Though we take technical steps to make the unauthorized copying of our products more difficult, as do the providers of the videogame systems, personal computers and mobile phone/devices on which our games are played, these efforts may not be successful in controlling the piracy of our products.

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

International sales are a fundamental part of our business. For the six months ended September 30, 2012, international net revenue comprised 53 percent of our total net revenue. We expect international sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. In addition, our foreign investments and our cash and cash equivalents denominated in foreign currencies are subject to currency fluctuations. We use foreign currency forward contracts to mitigate some foreign currency risk associated with foreign currency denominated monetary assets and liabilities (primarily certain intercompany receivables and payables) to a limited extent and foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries). However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. In the past, the disruption in the global financial markets has impacted many of the financial institutions with which we do business, and we are subject to counterparty risk with respect to such institutions with whom we enter into hedging transactions. A sustained decline in the financial stability of financial institutions as a result of the disruption in the financial markets could negatively impact our treasury operations, including our ability to secure credit-worthy counterparties for our foreign currency hedging programs. Accordingly, our results of operations, including our reported net revenue, operating expenses and net income, and financial condition can be adversely affected by unfavorable foreign currency fluctuations, especially the Euro, British pound sterling and Canadian dollar. In particular, because we derive a substantial proportion of our revenues from sales in Europe, the uncertainty regarding the ability of certain European countries to continue to service their sovereign debt obligations and related European financial restructuring efforts may cause fluctuations in the value of the Euro that could adversely affect our revenue growth and profit margins on sales outside of the United States, and thus impact our operating results (expressed in US dollars) in future periods. Further, the continued sovereign debt crisis in Europe could lead to increased counterparty risk with respect to financial institutions and other business partners, who are particularly vulnerable to the instability in certain European markets.

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

We utilize debt financing and such indebtedness could adversely impact our business and financial condition.

In July 2011, we issued $632.5 million aggregate principal amount of 0.75% Convertible Senior Notes due 2016 (the “Notes”), resulting in debt service obligations on the Notes of approximately $5 million per year. In addition, in August 2012, we entered into an unsecured committed $500 million revolving credit facility. While the facility is currently undrawn, we may use the proceeds of any future borrowings for general corporate purposes. The credit facility contains affirmative, negative and financial covenants, including a maximum capitalization ratio and minimum liquidity requirements.

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

We may not have enough available cash or be able to arrange for financing to pay such principal amount at the time we are required to make purchases of the Notes or convert the Notes. In addition, we may be required to use funds that are domiciled in foreign tax jurisdictions in order to make the cash payments upon any purchase or conversion of the Notes. If we were to choose to use such funds, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
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
Our reported financial results are impacted by the accounting standards promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. For example, accounting standards affecting software revenue recognition have affected and could continue to significantly affect the way we account for revenue related to our products and services. We recognize all of the revenue from bundled sales (i.e., packaged goods video games that include updates on a when-and-if-available basis and an online service component) on a deferred basis over an estimated online service period, which we generally estimate to be six months beginning in the month after delivery. As we increase our downloadable content and add new features to our online service, our estimate of the online service period may change and we could be required to recognize revenue over a longer period of time.

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
In July 2012, we announced that our Board of Directors authorized a program to repurchase up to $500 million of our common stock. Our stock repurchases may be executed at market prices that may subsequently decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
In February 2011, our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the next 18 months. We completed our program in April 2012. We repurchased approximately 32 million shares in the open market since the commencement of the program, including pursuant to pre-arranged stock trading plan. During the three months ended June 30, 2012, we repurchased and retired approximately 4.3 million shares of our common stock for approximately $71 million.

In July 2012, our Board of Directors authorized a new program to repurchase up to $500 million of our common stock. Under the program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans.  The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under the program and the repurchase program may be modified, suspended or discontinued at any time. During the three months ended September 30, 2012, we repurchased and retired approximately 8.4 million shares of our common stock for approximately $108 million under this new program. We continue to actively repurchase shares under this program.

During the six months ended September 30, 2012, we repurchased and retired approximately 8.4 million shares of our common stock for approximately $179 million.
The following table summarizes the number of shares repurchased during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
August 1-31, 2012	4,377,789	$12.53	4,377,789	$445
September 1-30, 2012	4,054,804	$13.13	4,054,804	$392
	8,432,593		8,432,593

Item 3.	Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The exhibits listed in the accompanying index to exhibits on Page 70 are filed or incorporated by reference as part of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
November 6, 2012	Executive Vice President,
Chief Financial Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2012
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
10.1	Credit Agreement, dated August 30, 2012, by and among Electronic Arts Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	000-17948	8/30/2012

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS†	XBRL Instance Document.				X

101.SCH†	XBRL Taxonomy Extension Schema Document.				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Cash Flows, and (4) Notes to Condensed Consolidated Financial Statements.