Form 10-Q
period 2012-12-31
ELECTRONIC ARTS INC.
filed 2013-02-05
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of January 31, 2013, there were 300,076,045 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2012

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	December 31, 2012	March 31, 2012 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,158	$1,293
Short-term investments	275	437
Marketable equity securities	59	119
Receivables, net of allowances of $284 and $252, respectively	382	366
Inventories	59	59
Deferred income taxes, net	67	67
Other current assets	229	268
Total current assets	2,229	2,609
Property and equipment, net	550	568
Goodwill	1,724	1,718
Acquisition-related intangibles, net	304	369
Deferred income taxes, net	47	42
Other assets	185	185
TOTAL ASSETS	$5,039	$5,491
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93	$215
Accrued and other current liabilities	840	857
Deferred net revenue (packaged goods and digital content)	1,213	1,048
Total current liabilities	2,146	2,120
0.75% convertible senior notes due 2016, net	554	539
Income tax obligations	211	189
Deferred income taxes, net	2	8
Other liabilities	168	177
Total liabilities	3,081	3,033
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 301 and 320 shares issued and outstanding, respectively	3	3
Paid-in capital	2,138	2,359
Accumulated deficit	(302)	(77)
Accumulated other comprehensive income	119	173
Total stockholders’ equity	1,958	2,458
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,039	$5,491
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

(a) Derived from audited consolidated financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share data)	2012	2011	2012	2011
Net revenue:
Product	$703	$884	$1,886	$2,370
Service and other	219	177	702	405
Total net revenue	922	1,061	2,588	2,775
Cost of revenue:
Product	363	477	866	1,088
Service and other	66	75	213	136
Total cost of revenue	429	552	1,079	1,224
Gross profit	493	509	1,509	1,551
Operating expenses:
Research and development	286	325	890	928
Marketing and sales	214	269	571	631
General and administrative	68	98	253	260
Acquisition-related contingent consideration	(45)	(11)	(65)	8
Amortization of intangibles	7	11	21	37
Restructuring and other charges	2	—	27	17
Total operating expenses	532	692	1,697	1,881
Operating loss	(39)	(183)	(188)	(330)
Gain on strategic investments, net	14	—	14	—
Interest and other income (expense), net	(8)	(10)	(17)	(13)
Loss before provision for (benefit from) income taxes	(33)	(193)	(191)	(343)
Provision for (benefit from) income taxes	12	12	34	(19)
Net loss	$(45)	$(205)	$(225)	$(324)
Net loss per share:
Basic and Diluted	$(0.15)	$(0.62)	$(0.72)	$(0.98)
Number of shares used in computation:
Basic and Diluted	304	332	313	331
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2012	2011	2012	2011
Net loss	$(45)	$(205)	$(225)	$(324)
Other comprehensive loss, net of tax:
Change in unrealized gains on available-for-sale securities	(9)	(72)	(34)	(16)
Reclassification adjustment for realized gains on available-for-sale securities	(15)	—	(15)	(1)
Change in unrealized losses on derivative instruments	(2)	(1)	(4)	(2)
Reclassification adjustment for realized losses on derivative instruments	1	1	2	3
Foreign currency translation adjustments	(5)	4	(3)	(13)
Total other comprehensive loss, net of tax	(30)	(68)	(54)	(29)
Total comprehensive loss	$(75)	$(273)	$(279)	$(353)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended December 31,
(In millions)	2012	2011
OPERATING ACTIVITIES
Net loss	$(225)	$(324)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	178	148
Stock-based compensation	122	129
Acquisition-related contingent consideration	(65)	8
Non-cash restructuring charges	7	(3)
Net gains on investments and sale of property and equipment	(12)	(12)
Change in assets and liabilities:
Receivables, net	(18)	(176)
Inventories	—	11
Other assets	14	(81)
Accounts payable	(115)	(150)
Accrued and other liabilities	53	50
Deferred income taxes, net	(13)	(44)
Deferred net revenue (packaged goods and digital content)	165	434
Net cash provided by (used in) operating activities	91	(10)
INVESTING ACTIVITIES
Capital expenditures	(81)	(128)
Proceeds from sale of property and equipment	—	26
Proceeds from sale of marketable equity securities	25	—
Proceeds from maturities and sales of short-term investments	404	463
Purchase of short-term investments	(244)	(374)
Acquisition-related restricted cash	25	—
Acquisition of subsidiaries, net of cash acquired	(10)	(676)
Net cash provided by (used in) investing activities	119	(689)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	19	39
Proceeds from borrowings on convertible senior notes, net of issuance costs	—	617
Proceeds from issuance of warrants	—	65
Purchase of convertible note hedge	—	(107)
Payment of debt issuance costs	(2)	—
Excess tax benefit from stock-based compensation	—	4
Repurchase and retirement of common stock	(336)	(230)
Acquisition-related contingent consideration payment	(28)	—
Net cash provided by (used in) financing activities	(347)	388
Effect of foreign exchange on cash and cash equivalents	2	(26)
Decrease in cash and cash equivalents	(135)	(337)
Beginning cash and cash equivalents	1,293	1,579
Ending cash and cash equivalents	$1,158	$1,242
Supplemental cash flow information:
Cash paid (refunded) during the period for income taxes, net	$21	$(4)
Cash paid during the period for interest	$2	$—
Non-cash investing activities:
Change in unrealized gains on available-for-sale securities, net of taxes	$(34)	$(16)
Equity issued in connection with acquisition	$—	$87
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

We develop, market, publish and distribute game software content and services that can be played by consumers on a variety of platforms, including video game consoles (such as the Sony PLAYSTATION 3, Microsoft Xbox 360, and Nintendo Wii), personal computers, mobile devices (such as the Apple iPhone and Google Android compatible phones), tablets and electronic readers (such as the Apple iPad and Amazon Kindle), and the Internet. Our ability to publish games across multiple platforms, through multiple distribution channels, and directly to consumers (online and wirelessly) has been, and will continue to be, a cornerstone of our product strategy. We have generated substantial growth in new business models and alternative revenue streams (such as subscription, micro-transactions, and advertising) based on the continued expansion of our online and wireless product and service offerings. Some of our games are based on our own wholly-owned intellectual property (e.g., Battlefield, Mass Effect, Need for Speed, The Sims, Bejeweled, and Plants v. Zombies), and some of our games are based on content that we license from others (e.g., FIFA, Madden NFL, and Star Wars: The Old Republic). Our goal is to turn our core intellectual properties into year-round businesses available on a range of platforms. Our products and services may be purchased through physical and online retailers, platform providers such as console manufacturers and mobile carriers via digital downloads, as well as directly through our own distribution platform, including online portals such as Origin and Play4Free.
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2013 and 2012 contain 52 weeks each, and ends or ended, as the case may be, on March 30, 2013 and March 31, 2012, respectively. Our results of operations for the three and nine months ended December 31, 2012 and 2011 contained 13 and 39 weeks each, respectively, and ended on December 29, 2012 and December 31, 2011, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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

(2) SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
We evaluate revenue recognition based on the criteria set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition and ASC 985-605, Software: Revenue Recognition. We classify our revenue as either product revenue or service and other revenue.

Product revenue. Our product revenue includes revenue associated with the sale of software games or related content, whether delivered via a physical disc (e.g., packaged goods) or via the Internet (e.g., full-game downloads, micro-transactions), and licensing of game software to third-parties. Product revenue also includes revenue from mobile full game downloads that do not require our hosting support, and sales of tangible products such as hardware, peripherals, or collectors' items.

Service and other revenue. Our service revenue includes revenue recognized from time-based subscriptions and games or related content that requires our hosting support in order to utilize the game or related content (i.e., cannot be played without an Internet connection). This includes (1) entitlements to content that are accessed through hosting services (e.g., micro-transactions for Internet-based, social network and mobile games), (2) massively multi-player online (“MMO”) games (both software game and subscription sales), (3) subscriptions for our Pogo-branded online game services, and (4) allocated service revenue from sales of software games with an online service element (i.e., “matchmaking” service). Our other revenue includes advertising and non-software licensing revenue.

With respect to the allocated service revenue from sales of software games with a matchmaking service mentioned above, our allocation of proceeds between product and service revenue for presentation purposes is based on management's best estimate of the selling price of the matchmaking service with the residual value allocated to product revenue. Our estimate of the selling price of the matchmaking service is comprised of several factors including, but not limited to, prior selling prices for the matchmaking service, prices charged separately by other third party vendors for similar service offerings, and a cost-plus-margin approach. We review the estimated selling price of the online matchmaking service on a regular basis and use this methodology consistently to allocate revenue between product and service for software game sales with a matchmaking service.

We evaluate and recognize revenue when all four of the following criteria are met:

•	Evidence of an arrangement. Evidence of an agreement with the customer that reflects the terms and conditions to deliver the related products or services must be present.

•	Fixed or determinable fee. If a portion of the arrangement fee is not fixed or determinable, we recognize revenue as the amount becomes fixed or determinable.

•
Collection is deemed probable. Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable as the amounts become due, we generally conclude that collection becomes probable upon cash collection.

•
Delivery. Delivery is considered to occur when a product is shipped and the risk of loss and rewards of ownership have transferred to the customer. For digital downloads, delivery is considered to occur when the software is made available to the customer for download. For services and other, delivery is generally considered to occur as the service is delivered, which is determined based on the underlying service obligation.

Online-Enabled Games

The majority of our software games can be connected to the Internet whereby a consumer may be able to download unspecified content or updates on a when-and-if-available basis (“unspecified updates”) for use with the original game software. In addition, we may also offer an online matchmaking service that permits consumers to play against each other via the Internet. Accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to account for the consumer’s right to receive unspecified updates or the matchmaking service for no additional fee as a “bundled” sale, or multiple-element arrangement.

We have an established historical pattern of providing unspecified updates to online-enabled software games (e.g., player roster updates to Madden NFL 13) at no additional charge to the consumer. We do not have vendor specific objective evidence of fair value (“VSOE”) for these unspecified updates, and thus, as required by U.S. GAAP, we recognize revenue from the sale of these online-enabled games over the period we expect to offer the unspecified updates to the consumer (“estimated offering period”).

Estimated Offering Period

The offering period is not an explicitly defined period and thus, we recognize revenue over an estimated offering period, which is generally estimated to be six months beginning in the month after delivery.

Determining the estimated offering period is inherently subjective and is subject to regular revision based on historical online usage. For example, in determining the estimated offering period for unspecified updates associated with our online-enabled games, we consider the period of time consumers are online as online connectivity is required. On an annual basis, we review consumers' online gameplay of all online-enabled games that have been released 12 to 24 months prior to the evaluation date. For example, if the evaluation date is April 1, 2012, we evaluate all online-enabled games released between April 1, 2010 and March 31, 2011. Based on this population of games, for all players that register the game online within the first six months of release of the game to the general public, we compute the weighted-average number of days for each online-enabled game, based on when a player initially registers the game online to when that player last plays the game online. We then compute the weighted-average number of days for all online-enabled games by multiplying the weighted-average number of days for each online-enabled game by its relative percentage of total units sold from these online-enabled games (i.e., a game with more units sold will have a higher weighting to the overall computation than a game with fewer units sold). Under a similar computation, we also consider the estimated period of time between the date a game unit is sold to a reseller and the date the reseller sells the game unit to an end consumer. Based on the sum of these two calculations, we then consider the results from prior years, known online gameplay trends, as well as disclosed service periods for competitors' games to determine the estimated offering period for unspecified updates. Similar computations are also made for the estimated service period related to our MMO games, which is generally estimated to be eighteen months.

While we consistently apply this methodology, inherent assumptions used in this methodology include which online-enabled games to sample, whether to use only units that have registered online, whether to weight the number of days for each game, whether to weight the days based on the units sold of each game, determining the period of time between the date of sale to reseller and the date of sale to the consumer and assessing online gameplay trends.

Other Multiple-Element Arrangements

In some of our multiple element arrangements, we sell tangible products with software and/or software-related offerings. These tangible products are generally either peripherals or ancillary collectors' items, such as figurines and comic books. Revenue for these arrangements is allocated to each separate unit of accounting for each deliverable using the relative selling prices of each deliverable in the arrangement based on the selling price hierarchy described below. If the arrangement contains more than one software deliverable, the arrangement consideration is allocated to the software deliverables as a group and then allocated to each software deliverable in accordance with ASC 985-605.

We determine the selling price for a tangible product deliverable based on the following selling price hierarchy: VSOE (i.e., the price we charge when the tangible product is sold separately) if available, third-party evidence (“TPE”) of fair value (i.e., the price charged by others for similar tangible products) if VSOE is not available, or our best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. Determining the BESP is a subjective process that is based on multiple factors including, but not limited to, recent selling prices and related discounts, market conditions, customer classes, sales channels and other factors. In accordance with ASC 605, provided the other three revenue recognition criteria other than delivery have been met, we recognize revenue upon delivery to the customer as we have no further obligations.

We must make assumptions and judgments in order to (1) determine whether and when each element is delivered, (2) determine whether VSOE exists for each undelivered element, and (3) allocate the total price among the various elements, as applicable. Changes to any of these assumptions and judgments, or changes to the elements in the arrangement, could cause a material increase or decrease in the amount of revenue that we report in a particular period.
Sales Returns and Allowances and Bad Debt Reserves
We reduce revenue primarily for estimated future returns and price protection which may occur with our distributors and retailers (“channel partners”). Price protection represents our practice to provide our channel partners with a credit allowance to lower their wholesale price on a particular product in the channel. The amount of the price protection is generally the difference between the old wholesale price and the new reduced wholesale price. In certain countries for our PC and console packaged goods software products, we also have a practice of allowing channel partners to return older software products in the channel in exchange for a credit allowance. As a general practice, we do not give cash refunds.

When evaluating the adequacy of sales returns and price protection allowances, we analyze the following: historical credit allowances, current sell-through of our channel partner's inventory of our software products, current trends in retail and the video game industry, changes in customer demand, acceptance of our software products, and other related factors. In addition, we monitor the volume of sales to our channel partners and their inventories, as substantial overstocking in the distribution channel could result in high returns or higher price protection in subsequent periods.

In the future, actual returns and price protections may materially exceed our estimates as unsold software products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing software products. While we believe we can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, our returns and price protection allowances would change and would impact the total net revenue, accounts receivable and deferred net revenue that we report.

We determine our allowance for doubtful accounts by evaluating the following: customer creditworthiness, current economic trends, historical experience, age of current accounts receivable balances, changes in financial condition or payment terms of our customers. Significant management judgment is required to estimate our allowance for doubtful accounts in any accounting period. The amount and timing of our bad debt expense and cash collection could change significantly as a result of a change in any of the evaluation factors mentioned above.

(3) FAIR VALUE MEASUREMENTS
There are various valuation techniques used to estimate fair value, the primary of which is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability. We measure certain financial and nonfinancial assets and liabilities at fair value on a recurring and nonrecurring basis.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2012 and March 31, 2012, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of December 31, 2012	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$363	$363	$—	$—	Cash equivalents
Available-for-sale securities:
Corporate bonds	149	—	149	—	Short-term investments
U.S. agency securities	68	—	68	—	Short-term investments
Marketable equity securities	59	59	—	—	Marketable equity securities
U.S. Treasury securities	56	56	—	—	Short-term investments
Commercial paper	3	—	3	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	11	11	—	—	Other assets
Foreign currency derivatives	2	—	2	—	Other current assets
Total assets at fair value	$711	$489	$222	$—
Liabilities
Contingent consideration (b)	$42	$—	$—	$42	Accrued and other current liabilities and other liabilities
Total liabilities at fair value	$42	$—	$—	$42

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2012	$112
Change in fair value (c)	(65)
Payments (d)	(5)
Balance as of December 31, 2012	$42

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of March 31, 2012	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$490	$490	$—	$—	Cash equivalents
Available-for-sale securities:
U.S. Treasury securities	170	170	—	—	Short-term investments and cash equivalents
Corporate bonds	150	—	150	—	Short-term investments
Marketable equity securities	119	119	—	—	Marketable equity securities
U.S. agency securities	116	—	116	—	Short-term investments
Commercial paper	16	—	16	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	11	11	—	—	Other assets
Foreign currency derivatives	2	—	2	—	Other current assets
Total assets at fair value	$1,074	$790	$284	$—
Liabilities
Contingent consideration (b)	$112	$—	$—	$112	Accrued and other current liabilities and other liabilities
Total liabilities at fair value	$112	$—	$—	$112

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2011	$51
Additions	100
Change in fair value (c)	11
Payment (d)	(25)
Reclassification (e)	(25)
Balance as of March 31, 2012	$112

(a)	The deferred compensation plan assets consist of various mutual funds.

(b)
The contingent consideration as of December 31, 2012 and March 31, 2012 represents the estimated fair value of the additional variable cash consideration payable primarily in connection with our acquisitions of PopCap Games, Inc. (“PopCap”), KlickNation Corporation (“KlickNation”), and Chillingo Limited (“Chillingo”) that are contingent upon the achievement of certain performance milestones. We estimated the fair value of the acquisition-related contingent consideration payable using probability-weighted discounted cash flow models, and applied a discount rate that appropriately captures the risk associated with the obligation. The weighted average of the discount rates used during the nine months ended December 31, 2012 and during the fiscal year 2012, was 12 percent. The significant unobservable input used in the fair value measurement of the contingent consideration payable are forecasted earnings. Significant changes in forecasted earnings would result in a significantly higher or lower fair value measurement. At December 31, 2012 and March 31, 2012, the fair market value of acquisition-related contingent consideration totaled $42 million and $112 million, respectively, compared to a maximum potential payout of $566 million and $572 million, respectively.

(c)	The change in fair value is reported as acquisition-related contingent consideration in our Condensed Consolidated Statements of Operations.

(d)
During the nine months ended December 31, 2012, we made payments totaling $5 million to settle certain performance milestones achieved in connection with two of our acquisitions. During the fourth quarter of fiscal year 2012, we made a payment of $25 million to settle certain performance milestones achieved through December 31, 2011 in connection with our acquisition of Playfish Limited (“Playfish”).

(e)
During the fourth quarter of fiscal year 2012, we reclassified $25 million of contingent consideration in connection with our acquisition of Playfish to other current liabilities in our Condensed Consolidated Balance Sheet as the contingency was settled. This amount was paid during the second quarter of fiscal 2013.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended December 31, 2012, our assets that were measured and recorded at fair value on a nonrecurring basis and the related impairments on those assets were as follows:

		Fair Value Measurements at Reporting Date Using
	Net Carrying Value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Impairments for the Three Months Ended December 31, 2012	Total Impairments for the Nine Months Ended December 31, 2012
		(Level 1)	(Level 2)	(Level 3)
Assets
Acquisition-related intangible assets	$15	$—	$—	$15	$6	$8
Total impairments recorded for nonrecurring measurements on assets held as of December 31, 2012					$6	$8

During the three and nine months ended December 31, 2012, we became aware of facts and circumstances that indicated that the carrying value of some of our acquisition-related intangible assets were not recoverable. This impairment is included in cost of product revenue on our Condensed Consolidated Statement of Operations. During the three and nine months ended December 31, 2011, there were no material impairment charges for assets and liabilities measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

(4) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of December 31, 2012 and March 31, 2012, our cash and cash equivalents were $1,158 million and $1,293 million, respectively. Cash equivalents were valued at their carrying amounts as they approximate fair value due to the short maturities of these financial instruments.
Short-Term Investments
Short-term investments consisted of the following as of December 31, 2012 and March 31, 2012 (in millions):

	As of December 31, 2012				As of March 31, 2012
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$148	$1	$—	$149	$149	$1	$—	$150
U.S. agency securities	68	—	—	68	116	—	—	116
U.S. Treasury securities	56	—	—	56	166	—	—	166
Commercial paper	2	—	—	2	5	—	—	5
Short-term investments	$274	$1	$—	$275	$436	$1	$—	$437
We evaluate our investments for impairment quarterly. Factors considered in the review of investments with an unrealized loss include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell the investments, any contractual terms impacting the prepayment or settlement process, as well as if we would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of December 31, 2012 and March 31, 2012.
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of December 31, 2012 and March 31, 2012 (in millions):

	As of December 31, 2012		As of March 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$65	$65	$207	$207
Due in 1-2 years	96	97	123	124
Due in 2-3 years	113	113	106	106
Short-term investments	$274	$275	$436	$437

Marketable Equity Securities
Our investments in marketable equity securities are accounted for as available-for-sale securities and are recorded at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income in stockholders’ equity, net of tax, until either the security is sold or we determine that the decline in the fair value of a security to a level below its adjusted cost basis is other-than-temporary. We evaluate these investments for impairment quarterly. If we conclude that an investment is other-than-temporarily impaired, we recognize an impairment charge at that time in our Condensed Consolidated Statements of Operations.
Marketable equity securities consisted of the following as of December 31, 2012 and March 31, 2012 (in millions):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2012	$21	$38	$—	$59
As of March 31, 2012	$32	$87	$—	$119

Our marketable equity securities as of December 31, 2012 and March 31, 2012 consisted of common shares of Neowiz Corporation and Neowiz Games, collectively referred to as “Neowiz.” We did not recognize any impairment charges during the three and nine months ended December 31, 2012 and 2011 on our marketable equity securities. During the three months ended December 31, 2012, we sold a portion of our investment in Neowiz and received proceeds of $25 million and realized a gain of $14 million, net of costs to sell. The realized gain is included in gain on strategic investments, net, in our Condensed Consolidated Statement of Operations. Subsequent to December 31, 2012, we sold our remaining investment in Neowiz for $46 million and realized a gain of $25 million, net of costs to sell. We did not sell any of our marketable securities during the nine months ended December 31, 2011.

0.75% Convertible Senior Notes Due 2016
The following table summarizes the carrying value and fair value of our 0.75% Convertible Senior Notes due 2016 as of December 31, 2012 and March 31, 2012 (in millions):

	As of December 31, 2012		As of March 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
0.75% Convertible Senior Notes due 2016	$554	$583	$539	$584
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
We transact business in various foreign currencies and have significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign currency option contracts, generally with maturities of 12 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in certain foreign currencies. In addition, we utilize foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts generally have a contractual term of approximately three months or less and are transacted near month-end. At each quarter-end, the fair value of the foreign currency forward contracts generally is not significant. We do not use foreign currency option or foreign currency forward contracts for speculative or trading purposes.
Cash Flow Hedging Activities
Our foreign currency option contracts are designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression analysis, as well as other timing and probability criteria. To qualify for hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. As of December 31, 2012, we had foreign currency option contracts to purchase approximately $86 million in foreign currency and to sell approximately $179 million of foreign currency. All of the foreign currency option contracts outstanding as of December 31, 2012 will mature in the next 12 months. As of March 31, 2012, we had foreign currency option contracts to purchase approximately $74 million in foreign currency and to sell approximately $78 million of foreign currency. As of December 31, 2012 and March 31, 2012, these foreign currency option contracts outstanding had a total fair value of $2 million, after each date, and are included in other current assets.
The effective and ineffective portions of the gains and losses from our foreign currency option contracts in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2012 and 2011 were immaterial.
Balance Sheet Hedging Activities
Our foreign currency forward contracts are not designated as hedging instruments, and are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or accrued and other current liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses in the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. As of December 31, 2012, we had foreign currency forward contracts to purchase and sell approximately $523 million in foreign currencies. Of this amount, $489 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $26 million to purchase foreign currency in exchange for U.S. dollars, and $8 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2012, we had foreign currency forward contracts to purchase and sell approximately $242 million in foreign currencies. Of this amount, $197 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $37 million to purchase foreign currency in exchange for U.S. dollars, and $8 million to sell foreign currency in exchange for British pounds sterling. As of December 31, 2012 and March 31, 2012, the fair value of our foreign currency forward contracts was immaterial and is included in accrued and other liabilities.

The effect of foreign currency forward contracts in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2012 and 2011, was as follows (in millions):

		Amount of Gain (Loss) Recognized in Income from Derivatives
	Location of Gain (Loss) Recognized in Income from Derivatives	Three Months Ended December 31,		Nine Months Ended December 31,
		2012	2011	2012	2011
Foreign currency forward contracts not designated as hedging instruments	Interest and other income (expense), net	$(10)	$19	$(9)	$33

(6) BUSINESS COMBINATIONS
During the nine months ended December 31, 2012, we completed one acquisition that did not have a significant impact on our Condensed Consolidated Financial Statements.
(7) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill are as follows (in millions):

EA Labels Segment
As of March 31, 2012
Goodwill	$2,086
Accumulated impairment	(368)
Total	1,718
Activity for the nine months ended December 31, 2012
Goodwill acquired	3
Effects of foreign currency translation	3
Total for the nine months ended December 31, 2012	6
As of December 31, 2012
Goodwill	2,092
Accumulated impairment	(368)
Total	$1,724
Amortization of intangibles for the three and nine months ended December 31, 2012 and 2011 are classified in the Condensed Consolidated Statement of Operations as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Cost of product	$15	$10	$32	$18
Cost of service and other	8	4	20	7
Operating expenses	7	11	21	37
Total	$30	$25	$73	$62

Acquisition-related intangibles consisted of the following (in millions):

	As of December 31, 2012			As of March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$524	$(274)	$250	$518	$(229)	$289
Trade names and trademarks	130	(94)	36	131	(84)	47
Registered user base and other intangibles	90	(85)	5	90	(80)	10
Carrier contracts and related	85	(72)	13	85	(67)	18
In-process research and development	—	—	—	5	—	5
Total	$829	$(525)	$304	$829	$(460)	$369
Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to fourteen years. As of December 31, 2012 and March 31, 2012, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 4.4 years and 5.7 years, respectively.
As of December 31, 2012, future amortization of acquisition-related intangibles that will be recorded in the Condensed Consolidated Statement of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2013 (remaining three months)	$20
2014	80
2015	75
2016	61
2017	33
2018	11
Thereafter	24
Total	$304

(8) RESTRUCTURING AND OTHER CHARGES
Restructuring and other restructuring plan-related information as of December 31, 2012 was as follows (in millions):

	Fiscal 2013 Restructuring			Fiscal 2011 Restructuring		Other Restructurings and Reorganization
	Workforce	Facilities- related	Other	Workforce	Other	Facilities- related	Other	Total
Balances as of March 31, 2011	$—	$—	$—	$3	$101	$8	$5	$117
Charges to operations	—	—	—	(1)	21	(12)	8	16
Charges settled in cash	—	—	—	(2)	(47)	7	(13)	(55)
Balances as of March 31, 2012	—	—	—	—	75	3	—	78
Charges to operations	10	4	9	—	5	(1)	—	27
Charges settled in cash	(10)	—	(1)	—	(16)	(1)	—	(28)
Changes settled in non-cash	—	(1)	(7)	—	—	1	—	(7)
Balances as of December 31, 2012	$—	$3	$1	$—	$64	$2	$—	$70

Fiscal 2013 Restructuring

On May 7, 2012, we announced a restructuring plan to align our cost structure with our ongoing digital transformation. Under this plan, we reduced our workforce, terminated licensing agreements, and consolidated or closed various facilities. As of December 31, 2012, we have completed all actions under this restructuring plan.

Since the inception of the fiscal 2013 restructuring plan through December 31, 2012, we have incurred charges of $23 million, consisting of (1) $10 million in employee-related expenses, (2) $9 million related to license termination costs, and (3) $4 million related to the closure of certain of our facilities. Substantially all of these costs will be settled in cash by March 31, 2013, with the exception of approximately $4 million of license and lease termination costs, which will be settled by August 2016. We do not expect to incur any additional restructuring charges under this plan.
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
Since the inception of the fiscal 2011 restructuring plan through December 31, 2012, we have incurred charges of $173 million, consisting of (1) $130 million related to the amendment of certain licensing agreements and other intangible asset impairment costs, (2) $31 million related to the amendment of certain developer agreements, and (3) $12 million in employee-related expenses. The $64 million restructuring accrual as of December 31, 2012 related to the fiscal 2011 restructuring is expected to be settled by June 2016. We currently estimate recognizing in future periods through June 2016, approximately $9 million for the accretion of interest expense related to our amended licensing and developer agreements, of which $1 million will be recognized during the remainder of fiscal year 2013. This interest expense will be included in restructuring and other charges in our Condensed Consolidated Statement of Operations.
Overall, including $173 million in charges incurred through December 31, 2012, we expect to incur total cash and non-cash charges between $180 million and $185 million by June 2016. These charges will consist primarily of (1) charges, including accretion of interest expense, related to the amendment of certain licensing and developer agreements and other intangible asset impairment costs (approximately $170 million) and (2) employee-related costs ($12 million).
Other Restructurings and Reorganization
We also engaged in various other restructurings and a reorganization based on management decisions made prior to fiscal 2011. We do not expect to incur any additional restructuring charges under these plans. The $2 million restructuring accrual as of December 31, 2012 related to our other restructuring plans is expected to be settled by September 2016.

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

Impairments or losses determined post-launch are charged to cost of revenue. We evaluate long-lived royalty-based assets for impairment generally using undiscounted cash flows when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts, and therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated. During the nine months ended December 31, 2012, we recognized losses of $15 million on previously unrecognized royalty-based commitments, inclusive of $9 million in license termination costs related to our fiscal 2013 restructuring. During the three months ended December 31, 2011, we did not recognize any losses or impairment charges on unrecognized minimum royalty-based commitments and royalties-based assets. During the nine months ended December 31, 2011, we recognized additional losses of $14 million representing an adjustment to our fiscal 2011 restructuring. The losses related to restructuring and other plan-related activities are presented in Note 8.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of December 31, 2012	As of March 31, 2012
Other current assets	$47	$85
Other assets	92	102
Royalty-related assets	$139	$187
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

	As of December 31, 2012	As of March 31, 2012
Accrued royalties	$123	$98
Other accrued expenses	23	23
Other liabilities	50	52
Royalty-related liabilities	$196	$173
As of December 31, 2012, $1 million of restructuring accruals related to the fiscal 2013 restructuring plan, and $64 million of restructuring accruals related to the fiscal 2011 restructuring plan are included in royalty-related liabilities in the table above. See Note 8 for details of restructuring and other restructuring plan-related activities and Note 10 for the details of our accrued and other current liabilities.
In addition, as of December 31, 2012, we were committed to pay approximately $1,166 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 13 for further information on our developer and licensor commitments.

(10) BALANCE SHEET DETAILS
Inventories
Inventories as of December 31, 2012 and March 31, 2012 consisted of (in millions):

	As of December 31, 2012	As of March 31, 2012
Raw materials and work in process	$1	$—
Finished goods	58	59
Inventories	$59	$59

Property and Equipment, Net
Property and equipment, net, as of December 31, 2012 and March 31, 2012 consisted of (in millions):

	As of December 31, 2012	As of March 31, 2012
Computer equipment and software	$649	$575
Buildings	340	339
Leasehold improvements	131	121
Office equipment, furniture and fixtures	72	72
Land	64	64
Warehouse equipment and other	10	10
Construction in progress	9	38
	1,275	1,219
Less: accumulated depreciation	(725)	(651)
Property and equipment, net	$550	$568
Depreciation expense associated with property and equipment was $30 million and $87 million for the three and nine months ended December 31, 2012, respectively. Depreciation expense associated with property and equipment was $23 million and $74 million for the three and nine months ended December 31, 2011, respectively.
Acquisition-Related Restricted Cash Included in Other Current Assets
Included in other current assets on our Condensed Consolidated Balance Sheets was $6 million and $31 million of acquisition-related restricted cash as of December 31, 2012 and March 31, 2012, respectively. As these deposits are restricted in nature, they are excluded from cash and cash equivalents.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of December 31, 2012 and March 31, 2012 consisted of (in millions):

	As of December 31, 2012	As of March 31, 2012
Other accrued expenses	$332	$441
Deferred net revenue (other)	198	85
Accrued compensation and benefits	187	233
Accrued royalties	123	98
Accrued and other current liabilities	$840	$857
Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
Deferred Net Revenue (Packaged Goods and Digital Content)
Deferred net revenue (packaged goods and digital content) was $1,213 million and $1,048 million as of December 31, 2012 and March 31, 2012, respectively. Deferred net revenue (packaged goods and digital content) generally includes the unrecognized revenue from bundled sales of certain online-enabled games for which we do not have VSOE for the obligation to provide unspecified updates. We recognize revenue from the sales of online-enabled games for which we do not have VSOE for the unspecified updates on a straight-line basis, generally over an estimated six-month period beginning in the month after shipment. However, we expense the cost of revenue related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

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
The provision for income taxes reported for the three and nine months ended December 31, 2012 is based on our projected annual effective tax rate for fiscal year 2013, and also includes certain discrete tax benefits recorded during the period. Our effective tax rate for the three and nine months ended December 31, 2012 was a tax expense of 36.4 percent and 17.8 percent, respectively, as compared to a tax expense of 6.2 percent and a tax benefit of 5.5 percent, respectively, for the same periods of fiscal 2012. The effective tax rate for the three and nine months ended December 31, 2012 differs from the statutory rate of 35.0 percent primarily due to the U.S. losses for which no benefit is recognized, the nontaxable change in the estimated fair value of acquisition-related contingent consideration, and non-U.S. losses with a reduced or zero tax benefit. The effective tax rate for the three and nine months ended December 31, 2011 differs from the statutory rate of 35.0 percent primarily due to the utilization of U.S. deferred tax assets which were subject to a valuation allowance, a reduction in the U.S. valuation allowance related to the PopCap acquisition, and non-U.S. profits subject to a reduced or zero tax rate. The effective tax rate for the three and nine months ended December 31, 2012 differs from the same period in fiscal year 2012 primarily due to greater tax benefits recorded in fiscal year 2012 related to the reduction of the U.S. valuation allowance for the PopCap acquisition.
During the three months ended December 31, 2012, we recorded a net increase of $5 million in gross unrecognized tax benefits. The total gross unrecognized tax benefits as of December 31, 2012 is $288 million, of which approximately $46 million is offset by prior cash deposits to tax authorities for issues pending resolution. A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of December 31, 2012, if recognized, approximately $106 million of the unrecognized tax benefits would affect our effective tax rate and approximately $170 million would result in adjustments to deferred tax assets with corresponding adjustments to the valuation allowance.
During the three months ended December 31, 2012, we recorded a net increase in taxes of $1 million for accrued interest and penalties related to tax positions taken on our tax returns. As of December 31, 2012, the combined amount of accrued interest and penalties related to uncertain tax positions included in income tax obligations on our Condensed Consolidated Balance Sheet was approximately $24 million.
The IRS has completed its examination of our federal income tax returns through fiscal year 2008. As of December 31, 2012, the IRS had proposed certain adjustments to our tax returns. The effects of these adjustments have been considered in estimating our future obligations for unrecognized tax benefits and are not expected to have a material impact on our financial position or results of operations. Some of these proposed adjustments are pending resolution by the Appeals division of the IRS. Furthermore, the IRS is currently examining our returns for fiscal years 2009 through 2011.
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

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $84 million of the reserves for unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect our income tax provision (benefit) and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

(12) FINANCING ARRANGEMENTS
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

The carrying values of the liability and equity components of the Notes are reflected in our Condensed Consolidated Balance Sheet as follows (in millions):

	As of December 31, 2012	As of March 31, 2012
Principal amount of Notes	$633	$633
Unamortized discount of the liability component	(79)	(94)
Net carrying amount of Notes	$554	$539
Equity component, net	$105	$105

As of December 31, 2012, the remaining life of the Notes is 3.5 years.
Convertible Note Hedge and Warrants Issuance
In addition, in July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provides us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock at a strike price of $31.74, which corresponds to the conversion price of the Notes and is equal to the number of shares of our common stock that notionally underlie the Notes. As of December 31, 2012, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge, which was recorded as an equity transaction.
Separately, in July 2011 we also entered into privately negotiated warrant transactions with the certain counterparties whereby we sold to independent third parties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments that are substantially the same as the anti-dilution provisions contained in the Notes, up to 19.9 million shares of our common stock (which is also equal to the number of shares of our common stock that notionally underlie the Notes), with a strike price of $41.14. The Warrants could have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock exceeds $41.14 on or prior to the expiration date of the Warrants. We received proceeds of $65 million from the sale of the Warrants.
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

As of December 31, 2012, no amounts were outstanding under the credit facility. During the three months ended September 30, 2012, we paid $2 million of debt issuance costs in connection with obtaining this credit facility. These costs are deferred and are being amortized to interest expense over the 3.5 years term of the credit facility.

Interest expense recognized related to our financing arrangements are as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Amortization of debt discount	$5	$5	$15	$9
Amortization of debt issuance costs	—	—	2	1
Coupon interest expense	1	1	3	2
Other interest expense	1	1	1	1
Total interest expense	$7	$7	$21	$13

(13) COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of December 31, 2012, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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

The following table summarizes our minimum contractual obligations as of December 31, 2012 (in millions):

		Fiscal Year Ending March 31,
		2013
		(Remaining
	Total	three mos.)	2014	2015	2016	2017	2018	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,166	$42	$174	$166	$207	$70	$54	$453
Marketing commitments	239	14	54	34	34	20	20	63
Operating leases	177	13	51	42	28	16	11	16
0.75% Convertible Senior Notes due 2016 interest (a)	19	2	5	5	5	2	—	—
Other purchase obligations	47	14	23	9	1	—	—	—
Total unrecognized commitments	1,648	85	307	256	275	108	85	532

Recognized commitments
0.75% Convertible Senior Notes due 2016 principal (a)	633	—	—	—	—	633	—	—
Licensing and lease obligations (b)	84	9	28	20	5	20	1	1
Total recognized commitments	717	9	28	20	5	653	1	1

Total commitments	$2,365	$94	$335	$276	$280	$761	$86	$533

(a)
Included in the $19 million coupon interest on the 0.75% Convertible Senior Notes due 2016 is $2 million of accrued interest recognized as of December 31, 2012. We will be obligated to pay the $632.5 million principal amount of the 0.75% Convertible Senior Notes due 2016 in cash and any excess conversion value in shares of our common stock upon redemption of the Notes at maturity on July 15, 2016 or upon earlier redemption. The $632.5 million principal amount excludes $79 million of unamortized discount of the liability component. See Note 12 for additional information regarding our 0.75% Convertible Senior Notes due 2016.

(b)
See Note 8 for additional information regarding recognized commitments resulting from our restructuring plans. Lease commitments have not been reduced for approximately $5 million due in the future from third parties under non-cancelable sub-leases.

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of December 31, 2012; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above, as of December 31, 2012, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $267 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Also, in addition to what is included in the table above as of December 31, 2012, primarily in connection with our PopCap, KlickNation, and Chillingo acquisitions, we may be required to pay an additional $566 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2015. As of December 31, 2012, we have accrued $42 million of contingent consideration on our Condensed Consolidated Balance Sheet representing the estimated fair value of the contingent consideration.
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
We determine the fair value of our share-based payment awards as follows:

•
Restricted Stock Units, Restricted Stock, and Performance-Based Restricted Stock Units. The fair value of restricted stock units, restricted stock, and performance-based restricted stock units (other than market-based restricted stock units) is determined based on the quoted market price of our common stock on the date of grant. Performance-based restricted stock units include grants made (1) to certain members of executive management primarily granted in fiscal year 2009 and (2) in connection with certain acquisitions.

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
The estimated assumptions used in the Black-Scholes valuation model to value our stock option grants were as follows:

	Stock Option Grants				ESPP
	Three Months Ended December 31,		Nine Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011	2012	2011
Risk-free interest rate	0.4 - 1.0%	0.4 - 1.2%	0.4 - 1.0%	0.4 - 1.8%	0.1 - 0.2%	0.1%
Expected volatility	40 - 45%	42 - 46%	40 - 46%	40 - 46%	41 - 42%	39 - 40%
Weighted-average volatility	41%	45%	43%	43%	41%	39%
Expected term	4.3 years	4.1 years	4.4 years	4.4 years	6 - 12 months	6 - 12 months
Expected dividends	None	None	None	None	None	None

There were no ESPP shares issued during the three months ended December 31, 2012 and 2011.
The estimated assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Three Months Ended December 31,	Nine Months Ended December 31,
	2012	2012	2011
Risk-free interest rate	0.3%	0.2 - 0.4%	0.2 - 0.6%
Expected volatility	33%	17 - 116%	14 - 83%
Weighted-average volatility	33%	35%	35%
Expected dividends	None	None	None
There were no market-based restricted stock units granted during the three months ended December 31, 2011.
Stock-Based Compensation Expense
Employee stock-based compensation expense recognized during the three and nine months ended December 31, 2012 and 2011 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and the ESPP included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Cost of revenue	$—	$—	$1	$1
Research and development	25	30	74	81
General and administrative	7	11	25	29
Marketing and sales	7	7	22	18
Stock-based compensation expense	$39	$48	$122	$129
During the three and nine months ended December 31, 2012 and 2011, we did not recognize any provision for or benefit from income taxes related to our stock-based compensation expense.
As of December 31, 2012, our total unrecognized compensation cost related to stock options was $6 million and is expected to be recognized over a weighted-average service period of 2.2 years years. As of December 31, 2012, our total unrecognized compensation cost related to restricted stock and restricted stock units (collectively referred to as “restricted stock rights”) was $271 million and is expected to be recognized over a weighted-average service period of 1.9 years years. Of the $271 million of unrecognized compensation cost, $19 million relates to market-based restricted stock units and $1 million relates to performance-based restricted stock units.
Stock Options
The following table summarizes our stock option activity for the nine months ended December 31, 2012:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2012	9,774	$34.17
Granted	292	13.10
Exercised	(17)	13.08
Forfeited, cancelled or expired	(2,019)	32.75
Outstanding as of December 31, 2012	8,030	33.82	4.75	$—
Vested and expected to vest	7,968	33.97	4.72	$—
Exercisable as of December 31, 2012	7,401	35.24	4.46	$—

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of December 31, 2012, which would have been received by the option holders had all the option holders exercised their options as of that date. The weighted-average grant date fair values of stock options granted during the three and nine months ended December 31, 2012 were $4.61 and $4.64, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Rights
The following table summarizes our restricted stock rights activity, excluding performance-based and market-based restricted stock unit activity discussed below, for the nine months ended December 31, 2012:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2012	16,323	$20.73
Granted	8,684	12.62
Vested	(5,751)	20.88
Forfeited or cancelled	(1,655)	18.91
Balance as of December 31, 2012	17,601	16.85
The weighted-average grant date fair values of restricted stock rights granted during the three and nine months ended December 31, 2012 were $13.80 and $12.62, respectively.
Performance-Based Restricted Stock Units
The following table summarizes our performance-based restricted stock unit activity for the nine months ended December 31, 2012:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2012	1,421	$50.35
Vested	(19)	15.39
Forfeited or cancelled	(78)	38.67
Balance as of December 31, 2012	1,324	51.54
Market-Based Restricted Stock Units
Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be received at vesting will range from zero percent to 200 percent of the target number of stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period, generally over a three year period. The maximum number of common shares that could vest is approximately 2.6 million for market-based restricted stock units. The following table summarizes our market-based restricted stock unit activity for the nine months ended December 31, 2012. We present shares granted at 100 percent of target of the number of stock units that may potentially vest.

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2012	520	$34.77
Granted	970	12.41
Vested	(111)	34.77
Forfeited or cancelled	(62)	34.77
Balance as of December 31, 2012	1,317	18.30

Stock Repurchase Program
In February 2011, our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the following 18 months. We completed our program in April 2012. We repurchased approximately 32 million shares in the open market since under that program, including pursuant to pre-arranged stock trading plans. During the three months ended June 30, 2012, we repurchased and retired approximately 4.3 million shares of our common stock for approximately $71 million, under that plan.

In July 2012, our Board of Directors authorized a new program to repurchase up to $500 million of our common stock. Under this new program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans.  The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended December 31, 2012, we repurchased and retired approximately 12.2 million shares of our common stock for approximately $157 million under this new program. We continue to actively repurchase shares under this program.

During the nine months ended December 31, 2012, we repurchased and retired approximately 24.9 million shares of our common stock for approximately $336 million. Of these repurchases, approximately 20.6 million shares were repurchased under the July 2012 program for approximately $265 million.
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

(15) NET LOSS PER SHARE
As a result of our net loss for the three and nine months ended December 31, 2012, we have excluded all outstanding equity-based instruments from the diluted loss per share (”Diluted EPS”) calculation as their inclusion would have had an antidilutive effect. Had we reported net income for these periods, an additional 4 million shares and 2 million shares of common stock would have been included in the number of shares used to calculate Diluted EPS, respectively.

As a result of our net loss for the three and nine months ended December 31, 2011, we have excluded all outstanding equity-based instruments from the Diluted EPS calculation as their inclusion would have had an antidilutive effect. Had we reported net income for these periods, an additional 6 million shares and 7 million shares of common stock would have been included in the number of shares used to calculate Diluted EPS, respectively.

Potentially dilutive shares of common stock related to our 0.75% Convertible Senior Notes due 2016 issued during the fiscal year ended March 31, 2012, which have a conversion price of $31.74 per share and the associated Warrants, which have a conversion price of $41.14 per share were excluded from the computation of Diluted EPS for the three and nine months ended December 31, 2012 as their inclusion would have had an antidilutive effect resulting from the conversion price. The associated Convertible Note Hedge was excluded from the calculation of diluted shares as the impact is always considered antidilutive since the call option would be exercised by us when the exercise price is lower than the market price. See Note 12 for additional information related to our 0.75% Convertible Senior Notes due 2016 and related Convertible Note Hedge and Warrants.

(16) SEGMENT INFORMATION
Our reporting segments are based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.

Our business is currently organized around our five operating labels, EA Games, EA SPORTS, Maxis, PopCap and All Play. During the three months ended September 30, 2012, we renamed our Social/Mobile studios to All Play. During the three months ended December 31, 2012, we integrated the social and mobile components of our BioWare label into our All Play organization while the remaining components of our BioWare label were integrated into our EA Games label. Our CODM regularly reviews the results of each of the operating labels. Due to their similar economic characteristics, products, and distribution methods, all five of the operating labels are aggregated into one reportable segment (the “EA Labels” segment) as shown below. In addition to assessing performance and allocating resources based on our operating segments, to a lesser degree, our CODM also reviews results based on geographic performance.
The following table summarizes the financial performance of the EA Labels segment and a reconciliation of the EA Labels segment’s income to our consolidated operating loss for the three and nine months ended December 31, 2012 and 2011 (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
EA Labels segment:
Net revenue before revenue deferral	$1,154	$1,613	$2,680	$3,131
Depreciation and amortization	(13)	(13)	(42)	(43)
Other expenses	(743)	(957)	(1,996)	(2,291)
EA Labels segment income	398	643	642	797
Reconciliation to consolidated operating loss:
Other:
Revenue deferral	(971)	(1,370)	(2,166)	(2,420)
Recognition of revenue deferral	711	780	2,001	1,986
Other net revenue	28	38	73	78
Depreciation and amortization	(47)	(35)	(118)	(93)
Acquisition-related contingent consideration	45	11	65	(8)
Restructuring and other charges	(2)	—	(27)	(17)
Stock-based compensation	(39)	(48)	(122)	(129)
Other expenses	(162)	(202)	(536)	(524)
Consolidated operating loss	$(39)	$(183)	$(188)	$(330)
EA Labels segment income differs from consolidated operating loss primarily due to the exclusion of (1) certain corporate and other functional costs that are not allocated to EA Labels, (2) the deferral of certain net revenue related to online-enabled games (see Note 10 for additional information regarding deferred net revenue (packaged goods and digital content)), and (3) our Switzerland distribution revenue and expenses that is not allocated to EA Labels. Our CODM reviews assets on a consolidated basis and not on a segment basis.
Information about our total net revenue by revenue composition for the three and nine months ended December 31, 2012 and 2011 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Publishing and other	$568	$738	$1,525	$1,835
Wireless, Internet-derived, advertising (digital)	321	274	987	740
Distribution	33	49	76	200
Net revenue	$922	$1,061	$2,588	$2,775
Information about our operations in North America, Europe and Asia as of and for the three and nine months ended December 31, 2012 and 2011 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net revenue from unaffiliated customers
North America	$409	$500	$1,188	$1,338
Europe	464	505	1,231	1,271
Asia	49	56	169	166
Net revenue	$922	$1,061	$2,588	$2,775

	As of December 31,
	2012	2011
Long-lived assets
North America	$2,073	$2,179
Europe	457	438
Asia	48	48
Total	$2,578	$2,665
The basis by which we attribute net revenue from external customers to individual countries is based on the location of the legal entity that sells the products and/or services. Revenue generated in the United States represents over 99 percent of our total North America net revenue. Revenue generated in Switzerland during the three and nine months ended December 31, 2012 represents $196 million and $561 million, or 21 percent and 22 percent, of our total net revenue, respectively. Revenue generated in Switzerland during the three and nine months ended December 31, 2011 represents $147 million and $376 million, or 14 percent of our total net revenue for each period. There were no other countries with net revenue greater than 10 percent.
Our direct sales to GameStop Corp. represented approximately 14 percent and 15 percent of total net revenue for the three and nine months ended December 31, 2012, respectively. Our direct sales to GameStop Corp. represented approximately 14 percent and 15 percent of total net revenue for the three and nine months ended December 31, 2011, respectively.

(17) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
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
We have reviewed the condensed consolidated balance sheets of Electronic Arts Inc. and subsidiaries (the Company) as of December 29, 2012 and March 31, 2012 and the related condensed consolidated statements of operations, comprehensive loss, and cash flows for the three‑month and nine‑month periods ended December 29, 2012 and December 31, 2011. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
February 5, 2013

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

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three and nine months ended December 31, 2012, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 as filed with the SEC on May 25, 2012 and in other documents we have filed with the SEC.
About Electronic Arts
We develop, market, publish and distribute game software content and services that can be played by consumers on a variety of platforms, including video game consoles (such as the Sony PLAYSTATION 3, Microsoft Xbox 360, and Nintendo Wii), personal computers, mobile devices (such as the Apple iPhone and Google Android compatible phones), tablets and electronic readers (such as the Apple iPad and Amazon Kindle), and the Internet. Our ability to publish games across multiple platforms, through multiple distribution channels, and directly to consumers (online and wirelessly) has been, and will continue to be, a cornerstone of our product strategy. We have generated substantial growth in new business models and alternative revenue streams (such as subscription, micro-transactions, and advertising) based on the continued expansion of our online and wireless product and service offerings. Some of our games are based on our own wholly-owned intellectual property (e.g., Battlefield, Mass Effect, Need for Speed, The Sims, Bejeweled, and Plants v. Zombies), and some of our games are based on content that we license from others (e.g., FIFA, Madden NFL, and Star Wars: The Old Republic). Our goal is to turn our core intellectual properties into year-round businesses available on a range of platforms. Our products and services may be purchased through physical and online retailers, platform providers such as console manufacturers and mobile carriers via digital downloads, as well as directly through our own distribution platform, including online portals such as Origin and Play4Free.
Financial Results
Total net revenue for the three months ended December 31, 2012 was $922 million, a decrease of $139 million, or 13 percent, as compared to the three months ended December 31, 2011. At December 31, 2012, deferred net revenue associated with sales of online-enabled packaged goods and digital content increased by $260 million as compared to September 30, 2012, directly decreasing the amount of reported net revenue during the three months ended December 31, 2012. At December 31, 2011, deferred net revenue associated with sales of online-enabled packaged goods and digital content increased by $590 million as compared to September 30, 2011, directly decreasing the amount of reported net revenue during the three months ended December 31, 2011. Without this change in deferred net revenue, reported net revenue would have decreased by approximately $469 million, or 28 percent, during the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. This decrease was primarily the result of lower publishing and other revenue due to Battlefield 3 and Star Wars: The Old Republic, two titles that were launched during the three months ended December 31, 2011 with no comparable offerings in the current quarter. Net revenue for the three months ended December 31, 2012 was driven by FIFA 2013, Madden 2013, and Medal of Honor: Warfighter.

Net loss for the three months ended December 31, 2012 was $45 million as compared to $205 million for the three months ended December 31, 2011. Diluted loss per share for the three months ended December 31, 2012 was $0.15 as compared to a diluted loss per share of $0.62 for the three months ended December 31, 2011. Net loss decreased for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 primarily as a result of (1) a $160 million decrease in operating expenses and (2) a $14 million gain on strategic investment from the sale of a portion of our investment in Neowiz. This was partially offset by (1) a $16 million decrease in gross profit due to a decrease in frontline sales from fewer title releases and a decrease in the change in deferred net revenue related to certain online-enable packaged goods and digital content.
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
Concentration of Sales Among the Most Popular Games. We see a larger portion of packaged goods games sales concentrated on the most popular titles, which are typically sequels of prior games. We have responded to this trend by significantly reducing the number of games that we produce to provide greater focus on our most promising intellectual properties. We published 36 primary packaged goods titles in fiscal year 2011, 22 in fiscal year 2012 and in fiscal year 2013, we expect to release 13 primary packaged goods titles.

Evolving Sales Patterns. Our business has evolved from a traditional packaged goods business model to one where our games are played on a variety of platforms including mobile devices and social networking sites. Our strategy is to transform our core intellectual properties into year-round businesses, with a steady flow of downloadable content and extensions on new platforms. Our increasingly digital, multi-platform business no longer reflects the retail sales patterns associated with traditional packaged goods launches. For example, we offer our consumers additional services and/or additional content available through online services to further enhance the gaming experience and extend the time that consumers play our games after their initial purchase. Our social and casual games offer free-to-play and micro-transaction models. The revenue we derive from these services have become increasingly more significant year-over-year. Our service and other revenue represented 24 percent and 17 percent of total revenues in the three months ended December 31, 2012 and 2011, respectively.

Recent Developments

Stock Repurchase Program. In February 2011, our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the following 18 months. We completed that program in April 2012. We repurchased approximately 32 million shares in the open market under that program, including pursuant to pre-arranged stock trading plans. During the three months ended June 30, 2012, we repurchased and retired approximately 4.3 million shares of our common stock for approximately $71 million, under that program.

In July 2012, our Board of Directors authorized a new program to repurchase up to $500 million of our common stock. Under this new program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans.  The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended December 31, 2012, we repurchased and retired approximately 12.2 million shares of our common stock for approximately $157 million under this new program. We continue to actively repurchase shares under this program.

During the nine months ended December 31, 2012, we repurchased and retired approximately 24.9 million shares of our common stock for approximately $336 million. Of these repurchases, approximately 20.6 million shares were repurchased under the July 2012 program for approximately $265 million.

International Operations and Foreign Currency Exchange Impact. International sales (revenue derived from countries other than Canada and the United States), are a fundamental part of our business. Net revenue from international sales accounted for approximately 56 percent of our total net revenue during the three months ended December 31, 2012 and approximately 53 percent of our total net revenue during the three months ended December 31, 2011. Our net revenue is impacted by foreign exchange rates during the reporting period associated with net revenue before revenue deferral, as well as the foreign exchange rates associated with the recognition of deferred net revenue of online-enabled packaged goods and digital content that were established at the time we recorded this deferred net revenue on our Condensed Consolidated Balance Sheets. The foreign exchange rates during the reporting period may not always move in the same direction as the foreign exchange rate impact associated with the recognition of deferred net revenue of online-enabled packaged goods and digital content. During the three months ended December 31, 2012, foreign exchange rates had an overall unfavorable impact on our reported net revenue of approximately $38 million, or 4 percent. In addition, our international investments and our cash and cash equivalents denominated in foreign currencies are subject to fluctuations in foreign currency exchange rates. If the U.S. dollar strengthens against these currencies, then foreign exchange rates may have an unfavorable impact on our results of operations and our financial condition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenue and expenses during the reporting periods. The policies discussed below are considered by management to be critical because they are not only important to the portrayal of our financial condition and results of operations, but also because application and interpretation of these policies requires both management judgment and estimates of matters that are inherently uncertain and unknown. As a result, actual results may differ materially from our estimates.
Revenue Recognition, Sales Returns and Allowances, and Bad Debt Reserves
We derive revenue principally from sales of interactive software games, and related content and services on (1) video game consoles (such as the PLAYSTATION 3, Xbox 360 and Wii) and PCs, (2) mobile devices (such the Apple iPhone and Google compatible Android phones), and (3) tablets and electronic readers (such as the Apple iPad and Amazon Kindle). We evaluate revenue recognition based on the criteria set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition and ASC 985-605, Software: Revenue Recognition. We classify our revenue as either product revenue or service and other revenue.

Product revenue. Our product revenue includes revenue associated with the sale of software games or related content, whether delivered via a physical disc (e.g., packaged goods) or via the Internet (e.g., full-game downloads, micro-transactions), and licensing of game software to third-parties. Product revenue also includes revenue from mobile full game downloads that do not require our hosting support, and sales of tangible products such as hardware, peripherals, or collectors' items.

Service and other revenue. Our service revenue includes revenue recognized from time-based subscriptions and games or related content that requires our hosting support in order to utilize the game or related content (i.e., cannot be played without an Internet connection). This includes (1) entitlements to content that are accessed through hosting services (e.g., micro-transactions for Internet-based, social network and mobile games), (2) massively multi-player online (“MMO”) games (both software game and subscription sales), (3) subscriptions for our Pogo-branded online game services, and (4) allocated service revenue from sales of software games with an online service element (i.e., “matchmaking” service). Our other revenue includes advertising and non-software licensing revenue.

With respect to the allocated service revenue from sales of software games with a matchmaking service mentioned above, our allocation of proceeds between product and service revenue for presentation purposes is based on management's best estimate of the selling price of the matchmaking service with the residual value allocated to product revenue. Our estimate of the selling price of the matchmaking service is comprised of several factors including, but not limited to, prior selling prices for the matchmaking service, prices charged separately by other third-party vendors for similar service offerings, and a cost-plus-margin approach. We review the estimated selling price of the online matchmaking service on a regular basis and use this methodology consistently to allocate revenue between product and service for software game sales with a matchmaking service.

We evaluate and recognize revenue when all four of the following criteria are met:

•	Evidence of an arrangement. Evidence of an agreement with the customer that reflects the terms and conditions to deliver the related products or services must be present.

•	Fixed or determinable fee. If a portion of the arrangement fee is not fixed or determinable, we recognize revenue as the amount becomes fixed or determinable.

•
Collection is deemed probable. Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable as the amounts become due, we generally conclude that collection becomes probable upon cash collection.

•
Delivery. Delivery is considered to occur when a product is shipped and the risk of loss and rewards of ownership have transferred to the customer. For digital downloads, delivery is considered to occur when the software is made available to the customer for download. For services and other, delivery is generally considered to occur as the service is delivered, which is determined based on the underlying service obligation.

Online-Enabled Games

The majority of our software games can be connected to the Internet whereby a consumer may be able to download unspecified content or updates on a when-and-if-available basis (“unspecified updates”) for use with the original game software. In addition, we may also offer an online matchmaking service that permits consumers to play against each other via the Internet. U.S. GAAP requires us to account for the consumer's right to receive unspecified updates or the matchmaking service for no additional fee as a “bundled” sale, or multiple-element arrangement.

We have an established historical pattern of providing unspecified updates to online-enabled software games (e.g., player roster updates to Madden NFL 13) at no additional charge to the consumer. We do not have vendor specific objective evidence of fair value (“VSOE”) for these unspecified updates, and thus, as required by U.S. GAAP, we recognize revenue from the sale of these online-enabled games over the period we expect to offer the unspecified updates to the consumer (“estimated offering period”).

Estimated Offering Period

The offering period is not an explicitly defined period and thus, we recognize revenue over an estimated offering period, which is generally estimated to be six months beginning in the month after delivery.

Determining the estimated offering period is inherently subjective and is subject to regular revision based on historical online usage. For example, in determining the estimated offering period for unspecified updates associated with our online-enabled games, we consider the period of time consumers are online as online connectivity is required. On an annual basis, we review consumers' online gameplay of all online-enabled games that have been released 12 to 24 months prior to the evaluation date. For example, if the evaluation date is April 1, 2012, we evaluate all online-enabled games released between April 1, 2010 and March 31, 2011. Based on this population of games, for all players that register the game online within the first six months of release of the game to the general public, we compute the weighted-average number of days for each online-enabled game, based on when a player initially registers the game online to when that player last plays the game online. We then compute the weighted-average number of days for all online-enabled games by multiplying the weighted-average number of days for each online-enabled game by its relative percentage of total units sold from these online-enabled games (i.e., a game with more units sold will have a higher weighting to the overall computation than a game with fewer units sold). Under a similar computation, we also consider the estimated period of time between the date a game unit is sold to a reseller and the date the reseller sells the game unit to an end consumer. Based on the sum of these two calculations, we then consider the results from prior years, known online gameplay trends, as well as disclosed service periods for competitors' games to determine the estimated offering period for unspecified updates. Similar computations are also made for the estimated service period related to our MMO games, which is generally estimated to be eighteen months.

While we consistently apply this methodology, inherent assumptions used in this methodology include which online-enabled games to sample, whether to use only units that have registered online, whether to weight the number of days for each game, whether to weight the days based on the units sold of each game, determining the period of time between the date of sale to reseller and the date of sale to the consumer and assessing online gameplay trends.
Other Multiple-Element Arrangements
In some of our multiple element arrangements, we sell tangible products with software and/or software-related offerings. These tangible products are generally either peripherals or ancillary collectors' items, such as figurines and comic books. Revenue for these arrangements is allocated to each separate unit of accounting for each deliverable using the relative selling prices of each deliverable in the arrangement based on the selling price hierarchy described below. If the arrangement contains more than one software deliverable, the arrangement consideration is allocated to the software deliverables as a group and then allocated to each software deliverable in accordance with ASC 985-605.

We determine the selling price for a tangible product deliverable based on the following selling price hierarchy: VSOE (i.e., the price we charge when the tangible product is sold separately) if available, third-party evidence (“TPE”) of fair value (i.e., the price charged by others for similar tangible products) if VSOE is not available, or our best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. Determining the BESP is a subjective process that is based on multiple factors including, but not limited to, recent selling prices and related discounts, market conditions, customer classes, sales channels and other factors. In accordance with ASC 605, provided the other three revenue recognition criteria other than delivery have been met, we recognize revenue upon delivery to the customer as we have no further obligations.

We must make assumptions and judgments in order to (1) determine whether and when each element is delivered, (2) determine whether VSOE exists for each undelivered element, and (3) allocate the total price among the various elements, as applicable. Changes to any of these assumptions and judgments, or changes to the elements in the arrangement, could cause a material increase or decrease in the amount of revenue that we report in a particular period.

Sales Returns and Allowances and Bad Debt Reserves

We reduce revenue primarily for estimated future returns and price protection which may occur with our distributors and retailers (“channel partners”). Price protection represents our practice to provide our channel partners with a credit allowance to lower their wholesale price on a particular product in the channel. The amount of the price protection is generally the difference between the old wholesale price and the new reduced wholesale price. In certain countries for our PC and console packaged goods software products, we also have a practice of allowing channel partners to return older software products in the channel in exchange for a credit allowance. As a general practice, we do not give cash refunds.

When evaluating the adequacy of sales returns and price protection allowances, we analyze the following: historical credit allowances, current sell-through of our channel partner's inventory of our software products, current trends in retail and the video game industry, changes in customer demand, acceptance of our software products, and other related factors. In addition, we monitor the volume of sales to our channel partners and their inventories, as substantial overstocking in the distribution channel could result in high returns or higher price protection in subsequent periods.

In the future, actual returns and price protections may materially exceed our estimates as unsold software products in the distribution channels are exposed to rapid changes in consumer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing software products. While we believe we can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, our returns and price protection allowances would change and would impact the total net revenue, accounts receivable and deferred net revenue that we report.

We determine our allowance for doubtful accounts by evaluating the following: customer creditworthiness, current economic trends, historical experience, age of current accounts receivable balances, changes in financial condition or payment terms of our customers. Significant management judgment is required to estimate our allowance for doubtful accounts in any accounting period. The amount and timing of our bad debt expense and cash collection could change significantly as a result of a change in any of the evaluation factors mentioned above.
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

While we are required to make certain fair value assessments associated with the accounting for several types of transactions, the following areas are the most sensitive to these assessments:

Business Combinations. We must estimate the fair value of assets acquired, liabilities and contingencies assumed, acquired in-process technology, and contingent consideration issued in a business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various estimated useful lives. Furthermore, a change in the estimated fair value of an asset or liability often has a direct impact on the amount we recognize as goodwill, which is an asset that is not amortized. Determining the fair value of assets acquired requires an assessment of the highest and best use or the expected price to sell the asset and the related expected future cash flows. Determining the fair value of acquired in-process technology also requires an assessment of our expectations related to the use of that asset. Determining the fair value of an assumed liability requires an assessment of the expected cost to transfer the liability. Determining the fair value of contingent consideration requires an assessment of the probability-weighted expected future cash flows over the period in which the obligation is expected to be settled, and applying a discount rate that appropriately captures the risk associated with the obligation. The significant unobservable input used in the fair value measurement of the contingent consideration payable are forecasted earnings. Significant changes in forecasted earnings would result in significantly higher or lower fair value measurement. This fair value assessment is also required in periods subsequent to a business combination. Such estimates are inherently difficult and subjective and can have a material impact on our Condensed Consolidated Financial Statements.

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

Assessment of Impairment of Short-Term Investments and Marketable Equity Securities. We periodically review our short-term investments and marketable equity securities for impairment. Our short-term investments consist of securities with remaining maturities greater than three months at the time of purchase and our marketable equity securities consist of investments in common stock of publicly traded companies, both are accounted for as available-for-sale securities. Unrealized gains and losses on our short-term investments and marketable equity securities are recorded as a component of accumulated other comprehensive income in stockholders’ equity, net of tax, until either (1) the security is sold, (2) the security has matured, or (3) we determine that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. Realized gains and losses on our short-term investments and marketable equity securities are calculated based on the specific identification method and are reclassified from accumulated other comprehensive income to interest and other income (expense), net, and gain on strategic investments, net, respectively. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold. We consider various factors in determining whether we should recognize an impairment charge, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, and our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, any contractual terms impacting the prepayment or settlement process, as well as, if we would be required to sell an investment due to liquidity or contractual reasons before its anticipated recovery. Our ongoing consideration of these factors could result in impairment charges in the future, which could have a material impact on our financial results.

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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2013 and 2012 contain 52 weeks each and ends or ended, as the case may be, on March 30, 2013 and March 31, 2012, respectively. Our results of operations for the three and nine months ended December 31, 2012 and 2011 contained 13 and 39 weeks each, respectively, and ended on December 29, 2012 and December 31, 2011, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
Net Revenue
Net revenue consists of sales generated from (1) video games sold as packaged goods or as digital downloads and designed for play on video game consoles (such as the PLAYSTATION 3, Xbox 360 and Wii) and PCs, (2) video games for mobile devices (such as the Apple iPhone and Google Android compatible phones), (3) video games for tablets and electronic readers (such as the Apple iPad and Amazon Kindle), (4) separate software products and content and online game services associated with these products, (5) programming third-party websites with our game content, (6) allowing other companies to manufacture and sell our products in conjunction with other products, and (7) advertisements on our online web pages and in our games.

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

Net Revenue Quarterly Analysis

Net Revenue

For the three months ended December 31, 2012, Net Revenue was $922 million and decreased $139 million, or 13 percent, as compared to the three months ended December 31, 2011. This decrease was driven by a $314 million decrease in revenue primarily from the Battlefield, The Sims, and Alice franchises. This decrease was partially offset by a $175 million increase in revenue primarily from the Medal of Honor and FIFA franchises, as well as Star Wars: The Old Republic and The Simpsons: Tapped Out.

Net Revenue by Product Revenue and Service and Other Revenue

Our total net revenue by product revenue and service and other revenue for the three months ended December 31, 2012 and 2011 was as follows (in millions):

	Three Months Ended December 31,
	2012	2011	$ Change	% Change
Net revenue:
Product	$703	$884	$(181)	(20)%
Service and other	219	177	42	24%
Total net revenue	$922	$1,061	$(139)	(13)%

Product Revenue

For the three months ended December 31, 2012, product revenue was $703 million, primarily driven by FIFA 2013, Madden 2013, and Medal of Honor: Warfighter. Product revenue for the three months ended December 31, 2012 decreased $181 million, or 20 percent, as compared to the three months ended December 31, 2011. This decrease was driven by a $276 million decrease primarily from the Battlefield, The Sims, and Alice franchises. This decrease was partially offset by a $95 million increase primarily from the Medal of Honor, FIFA, and Plants vs. Zombies franchises.
Service and Other Revenue
For the three months ended December 31, 2012, service and other revenue was $219 million, primarily driven by Star Wars: The Old Republic, FIFA 13 Ultimate Team, and The Simpsons: Tapped Out. Service and other revenue for the three months ended December 31, 2012 increased $42 million, or 24 percent, as compared to the three months ended December 31, 2011. This increase was driven by a $64 million increase primarily from services associated with Star Wars: The Old Republic (which launched in December 2011), The Simpsons: Tapped Out, and from the FIFA franchise. This increase was partially offset by a $22 million decrease primarily from The Sims and Warhammer franchises, as well as Pogo-branded online game services.

Net Revenue by Geography

	Three Months Ended December 31,
(In millions)	2012	2011	$ Change	% Change
North America	$409	$500	$(91)	(18)%
Europe	464	505	(41)	(8)%
Asia	49	56	(7)	(13)%
Total net revenue	$922	$1,061	$(139)	(13)%

Net revenue in North America was $409 million, or 44 percent of total net revenue for the three months ended December 31, 2012, compared to $500 million, or 47 percent of total net revenue for the three months ended December 31, 2011, a decrease of $91 million, or 18 percent. Net revenue in North America decreased primarily due to decreased revenue in our Battlefield, The Sims, Hasbro Family Game Night, and Alice franchises, partially offset by increased revenue in our Medal of Honor, FIFA, and Plants vs. Zombies franchises, as well as Star War: The Old Republic and The Simpsons: Tapped Out during the three months ended December 31, 2012. Net revenue in Europe was $464 million, or 51 percent of total net revenue during the three months ended December 31, 2012, compared to $505 million, or 48 percent of total net revenue during the three months ended December 31, 2011, a decrease of $41 million, or 8 percent. We estimate that foreign exchange rates (primarily due to the Euro and Swiss Franc) decreased reported Net revenue in Europe by approximately $37 million, or 7 percent, for the three months ended December 31, 2012. Excluding the effect of foreign exchange rates from Net revenue in Europe, we estimate that Net revenue in Europe decreased by approximately $4 million, or 1 percent, for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. Net revenue in Europe decreased primarily due to our Battlefield, The Sims, and Need for Speed franchises, partially offset by increased revenue in our FIFA and Medal of Honor franchises, as well as Star War: The Old Republic and The Simpsons: Tapped Out during the three months ended December 31, 2012.
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

“Revenue Deferral” in this “Net Revenue” section generally includes the unrecognized revenue from bundled sales of certain online-enabled games for which we do not have VSOE for the unspecified updates. Fluctuations in the Revenue Deferral are largely dependent upon the amounts of products that we sell with the online features and services previously discussed, while the Recognition of Revenue Deferral for a period is also dependent upon (1) the amount deferred, (2) the period of time the software-related offerings are to be provided, and (3) the timing of the sale. For example, most Revenue Deferrals incurred in the first half of a fiscal year are recognized within the same fiscal year; however, substantially all of the Revenue Deferrals incurred in the last month of a fiscal year will be recognized in the subsequent fiscal year.

Our total net revenue by revenue composition for the three months ended December 31, 2012 and 2011 was as follows (in millions):

	Three Months Ended December 31,
	2012	2011	$ Change	% Change
Publishing and other	$742	$1,225	$(483)	(39)%
Wireless, Internet-derived, and advertising (digital)	407	377	30	8%
Distribution	33	49	(16)	(33)%
Net Revenue before Revenue Deferral	1,182	1,651	(469)	(28)%

Revenue Deferral	(971)	(1,370)	399	(29)%
Recognition of Revenue Deferral	711	780	(69)	(9)%
Total net revenue	$922	$1,061	$(139)	(13)%

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

For the three months ended December 31, 2012, publishing and other Net Revenue before Revenue Deferral was $742 million, primarily driven by FIFA 2013, Need for Speed Most Wanted, and Medal of Honor: Warfighter. Publishing and other Net Revenue before Revenue Deferral for the three months ended December 31, 2012 decreased $483 million, or 39 percent, as compared to the three months ended December 31, 2011. This decrease was driven by a $714 million decrease in sales primarily from the Battlefield and The Sims franchises, as well as Star Wars: The Old Republic. This decrease was partially offset by a $231 million increase in sales primarily from the Medal of Honor, FIFA, and FIFA Street franchises.

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

For the three months ended December 31, 2012, digital Net Revenue before Deferral was $407 million, an increase of $30 million, or 8 percent, as compared to the three months ended December 31, 2011. This increase is due to (1) a $62 million or 50 percent increase in extra content and free-to-play sales primarily driven by the FIFA franchise and Star Wars: The Old Republic, (2) a $15 million or 18 percent increase in mobile sales primarily driven by The Simpsons: Tapped Out, and (3) a $12 million or 18 percent increase in subscription and advertising sales primarily driven by Star Wars: The Old Republic. These increases were partially offset by a $59 million or 57 percent decrease in full-game download sales primarily driven by Star Wars: The Old Republic and the Battlefield franchise. Digital Net Revenue before Deferral for the three months ended December 31, 2012 excludes $28 million of Battlefield 3 Premium subscriptions which have been deferred and are expected to be recognized in the fourth quarter of fiscal year 2013.

Distribution Revenue

Distribution revenue includes (1) sales of game software developed by independent game developers that we distribute and (2) sales through our Switzerland distribution business. For the three months ended December 31, 2012, distribution net revenue was $33 million and decreased $16 million, or 33 percent, as compared to the three months ended December 31, 2011. This decrease was primarily driven by a decrease in sales from our Switzerland distribution business.

Revenue Deferral

Revenue Deferral for the three months ended December 31, 2012 decreased $399 million, or 29 percent, as compared to the three months ended December 31, 2011. This decrease was primarily due to a $483 million decrease in Net Revenue before Revenue Deferral related to our publishing and other sales, which was partially offset by a higher percentage of digital sales being deferred and recognized over time, due in part to a 50 percent increase in extra content and free-to-play sales, an 18 percent increase in subscription and advertising revenue, and an 18 percent increase in mobile sales, which all contain an online service component which requires revenue recognition over the period of time that the service is delivered.

Recognition of Revenue Deferral

Our non-distribution sales are generally deferred and recognized over a weighted-average six-month period, and therefore, the related revenue recognized during the fiscal quarter ended December 31 is primarily due to sales that occurred during the respective three-month period ended September 30. The Recognition of Revenue Deferral for the three months ended December 31, 2012 decreased $69 million, or 9 percent, as compared to the three months ended December 31, 2011. This decrease was primarily due to lower publishing and other sales during the quarter ended September 30, 2012 as compared to the same period in the prior year.

Product Revenue and Service and Other Revenue by Revenue Composition

Our product and service and other revenue by revenue composition for the three months ended December 31, 2012 and 2011 was as follows (in millions):

	Three Months Ended December 31,
	2012	2011
Product revenue:
Publishing and other	$554	$722
Wireless, Internet-derived, and advertising (digital)	116	113
Distribution	33	49
Total product revenue	703	884

Service and other revenue:
Publishing and other	14	16
Wireless, Internet-derived, and advertising (digital)	205	161
Total service and other revenue	219	177
Total net revenue	$922	$1,061

Net Revenue Year-to-Date Analysis
Net Revenue
For the nine months ended December 31, 2012, net revenue was $2,588 million and decreased $187 million, or 7 percent, as compared to the nine months ended December 31, 2011. This decrease was driven by a $936 million decrease in revenue primarily from the Crysis, Dragon Age, Portal, Need for Speed, and Dead Space franchises. This decrease was partially offset by a $749 million increase in revenue primarily from the Mass Effect and FIFA franchises, as well as Star Wars: The Old Republic.

Net Revenue by Product Revenue and Service and Other Revenue

Our total net revenue by product revenue and service and other revenue for the nine months ended December 31, 2012 and 2011 was as follows (in millions):

	Nine Months Ended December 31,
	2012	2011	$ Change	% Change
Net revenue:
Product	$1,886	$2,370	$(484)	(20)%
Service and other	702	405	297	73%
Total net revenue	$2,588	$2,775	$(187)	(7)%

Product Revenue

For the nine months ended December 31, 2012, product revenue was $1,886 million, primarily driven by Battlefield 3, Mass Effect 3, and FIFA 2012. Product revenue for the nine months ended December 31, 2012 decreased $484 million, or 20 percent, as compared to the nine months ended December 31, 2011. This decrease was driven by a $881 million decrease primarily from the Crysis, Dragon Age, Portal, Need for Speed, and Dead Space franchises. This decrease was partially offset by a $397 million increase primarily from the Mass Effect and FIFA Street franchises, as well as Kingdoms of Amalur: Reckoning.

Service and Other Revenue

For the nine months ended December 31, 2012, service and other revenue was $702 million, primarily driven by Star Wars: The Old Republic, FIFA 12 Ultimate Team, and FIFA World Class Soccer. Service and other revenue for the nine months ended

December 31, 2012 increased $297 million, or 73 percent, as compared to the nine months ended December 31, 2011. This increase was driven by a $325 million increase primarily from services associated with Star Wars: The Old Republic, and the FIFA and Battlefield franchises. This increase was partially offset by a $28 million decrease from certain franchises including Warhammer and Ultima Online, and Pogo-branded online game services.

Net Revenue by Geography

	Nine Months Ended December 31,
(In millions)	2012	2011	$ Change	% Change
North America	$1,188	$1,338	$(150)	(11)%
Europe	1,231	1,271	(40)	(3)%
Asia	169	166	3	2%
Total net revenue	$2,588	$2,775	$(187)	(7)%

Net revenue in North America was $1,188 million, or 46 percent of total net revenue for the nine months ended December 31, 2012, compared to $1,338 million, or 48 percent of total net revenue for the nine months ended December 31, 2011, a decrease of $150 million, or 11 percent. This decrease was driven by a $488 million decrease primarily from the Portal, Dragon Age, Crysis, Need for Speed, and Dead Space franchises. This decrease was offset by a $338 million increase primarily from the Mass Effect franchise, as well as Star Wars: The Old Republic and Kingdoms of Amalur: Reckoning. Net revenue in Europe was $1,231 million, or 47 percent of total net revenue during the nine months ended December 31, 2012, compared to $1,271 million, or 46 percent of total net revenue during the nine months ended December 31, 2011, a decrease of $40 million, or 3 percent. We estimate that foreign exchange rates (primarily due to the Euro and Swiss Franc) decreased reported net revenue in Europe by approximately $102 million, or 8 percent, for the nine months ended December 31, 2012. Excluding the effect of foreign exchange rates from Net revenue in Europe, we estimate that Net revenue in Europe increased by approximately $62 million, or 5 percent, for the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011. Net revenue in Europe decreased primarily due to our Crysis, Need for Speed, Dragon Age, Portal, and Dead Space franchises, partially offset by increased revenue in our FIFA, Mass Effect, and FIFA Street franchises during the nine months ended December 31, 2012. Net revenue in Asia was $169 million, or 7 percent of total net revenue for the nine months ended December 31, 2012, compared to $166 million, or 6 percent of total net revenue for the nine months ended December 31, 2011, an increase of $3 million, or 2 percent. We estimate that foreign exchange rates decreased reported net revenue in Asia by approximately $5 million, or 3 percent, for the nine months ended December 31, 2012. Excluding the effect of foreign exchange rates from Net revenue in Asia, we estimate that Net revenue in Asia increased by approximately $8 million, or 5 percent, for the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011. Net revenue in Asia increased primarily due to increased sales in our FIFA, Mass Effect, and Battlefield franchises partially offset by decreased revenue in our Crysis, Portal, Dragon Age, Alice, and Need for Speed franchises during the nine months ended December 31, 2012.

Supplemental Net Revenue by Revenue Composition

Our total net revenue by revenue composition for the nine months ended December 31, 2012 and 2011 was as follows (in millions):

	Nine Months Ended December 31,
	2012	2011	$ Change	% Change
Publishing and other	$1,632	$2,207	$(575)	(26)%
Wireless, Internet-derived, and advertising (digital)	1,045	802	243	30%
Distribution	76	200	(124)	(62)%
Net Revenue before Revenue Deferral	2,753	3,209	(456)	(14)%

Revenue Deferral	(2,166)	(2,420)	254	10%
Recognition of Revenue Deferral	2,001	1,986	15	1%
Total net revenue	$2,588	$2,775	$(187)	(7)%

Net Revenue before Revenue Deferral

Publishing and Other Revenue

For the nine months ended December 31, 2012, publishing and other Net Revenue before Revenue Deferral was $1,632 million, primarily driven by FIFA 13, Madden NFL 13, and Need for Speed Most Wanted. Publishing and other Net Revenue before Revenue Deferral for the nine months ended December 31, 2012 decreased $575 million, or 26 percent, as compared to the nine months ended December 31, 2011. This decrease was driven by an $839 million decrease in sales primarily from the Battlefield and The Sims franchises, as well as Star Wars: The Old Republic. This decrease was partially offset by a $264 million increase in sales primarily from the FIFA, Medal of Honor, and FIFA Street franchises.

Wireless, Internet-derived, and Advertising (Digital) Revenue

For the nine months ended December 31, 2012, digital Net Revenue before Deferral was $1,045 million, an increase of $243 million, or 30 percent, as compared to the nine months ended December 31, 2011. This increase is due to (1) a $152 million or 55 percent increase in extra content and free-to-play sales primarily driven by the FIFA, Mass Effect and Bejeweled franchises, (2) a $69 million or 42 percent increase in subscription, advertising, and other digital sales primarily driven by Star Wars: The Old Republic, (3) a $68 million or 34 percent increase in mobile sales primarily driven by FIFA World Class Soccer. These increases were partially offset a $46 million or 29 percent decrease in full-game download sales primarily driven by the Battlefield franchise and Star Wars: The Old Republic. Digital Net Revenue before Deferral for the nine months ended December 31, 2012 excludes $108 million of Battlefield 3 Premium subscriptions which have been deferred and are expected to be recognized in the fourth quarter of fiscal year 2013.

Distribution Revenue

For the nine months ended December 31, 2012, distribution net revenue was $76 million and decreased $124 million, or 62 percent, as compared to the nine months ended December 31, 2011, primarily due to a decrease in sales in the Portal franchise and our Switzerland distribution business.

Revenue Deferral

Revenue Deferral for the nine months ended December 31, 2012 decreased $254 million, or 10 percent, as compared to the nine months ended December 31, 2011. This decrease was primarily due to a $575 million decrease in Net Revenue before Revenue Deferral related to our publishing and other sales, which was partially offset by a higher percentage of digital sales being deferred and recognized over time, due in part to a 55 percent increase in extra content and free-to-play sales, a 42 percent increase in subscription and advertising revenue, and a 34 percent increase in mobile sales, which all contain an online service component which requires revenue recognition over the period of time that the service is delivered.

Recognition of Revenue Deferral

Our non-distribution sales are generally deferred and recognized over a weighted average six-month period, and therefore, the related revenue recognized during the nine months ended December 31 is primarily due to the sales that occurred during the respective six-month period ended September 30. The Recognition of Revenue Deferral for the nine months ended December 31, 2012 increased $15 million, or 1 percent, as compared to the nine months ended December 31, 2011. This increase was primarily due to increased digital sales during the six months ended September 30, 2012, and a higher percentage of those sales being comprised of games sales that have an online service component, as compared to the same period in fiscal year 2012.

Product Revenue and Service and Other Revenue by Revenue Composition

Our product and service and other revenue by revenue composition for the nine months ended December 31, 2012 and 2011 was as follows (in millions):

	Nine Months Ended December 31,
	2012	2011
Product revenue:
Publishing and other	$1,461	$1,789
Wireless, Internet-derived, and advertising (digital)	349	381
Distribution	76	200
Total product revenue	1,886	2,370

Service and other revenue:
Publishing and other	64	46
Wireless, Internet-derived, and advertising (digital)	638	359
Total service and other revenue	702	405
Total net revenue	$2,588	$2,775

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

Cost of Revenue

Total cost of revenue for the three months ended December 31, 2012 and 2011 was as follows (in millions):

	December 31, 2012	% of Related Net Revenue	December 31, 2011	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$363	51.6%	$477	54.0%	(23.9)%	(2.4)%
Service and other	66	30.1%	75	42.4%	(12.0)%	(12.3)%
Total cost of revenue	$429	46.5%	$552	52.0%	(22.3)%	(5.5)%

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

Cost of product revenue decreased by $114 million, or 23.9 percent in the three months ended December 31, 2012, as compared to the three months ended December 31, 2011. The decrease was primarily due to a 33 percent decrease in distribution revenue, which has higher costs, and a 23 percent decrease in publishing and other revenue, during the three months ended December 31, 2012, as compared to the three months ended December 31, 2011.

Cost of Service and Other Revenue

Cost of service and other revenue consists primarily of (1) data center and bandwidth costs associated with hosting our online games and websites, (2) associated royalty costs, (3) credit card fees associated with our service revenue, (4) server costs related to our website advertising business, and (5) platform processing fees from operating our website-based games on third-party platforms.

Cost of service and other revenue decreased by $9 million, or 12.0 percent in the three months ended December 31, 2012, as compared to the three months ended December 31, 2011. The decrease was primarily due to decreased server and support costs related to Star Wars: The Old Republic. This decrease is partially offset by an increase in royalties related costs associated with new releases.

Total Cost of Revenue as a Percentage of Total Net Revenue

During the three months ended December 31, 2012, total cost of revenue as a percentage of total net revenue decreased by 5.5 percent as compared to the three months ended December 31, 2011. This decrease as a percentage of net revenue was primarily due to (1) a decrease in deferred net revenue related to certain online-enabled packaged goods and digital content, (2) a decrease in server and support costs due to Star Wars: The Old Republic, and (3) a greater percentage of net revenue from our digital products and services that have a lower cost than our publishing and other products. All of these factors positively impacted gross profit as a percentage of net revenue by 7.3 percent. This decrease was partially offset by an increase in royalties related costs associated with new releases, which negatively impact gross profit as a percentage of total revenue by approximately 1.8 percent.

Total cost of revenue for the nine months ended December 31, 2012 and 2011 was as follows (in millions):

	December 31, 2012	% of Related Net Revenue	December 31, 2011	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$866	45.9%	$1,088	45.9%	(20.4)%	—%
Service and other	213	30.3%	136	33.6%	56.6%	(3.3)%
Total cost of revenue	$1,079	41.7%	$1,224	44.1%	(11.8)%	(2.4)%

Cost of Product Revenue

Cost of product revenue decreased by $222 million, or 20.4 percent in the nine months ended December 31, 2012, as compared to the nine months ended December 31, 2011. The decrease was primarily due to a 62 percent decrease in distribution revenue, which has higher costs, and a 17 percent decrease in publishing and other revenue, during the nine months ended December 31, 2012, as compared to the nine months ended December 31, 2011.

Cost of Service and Other Revenue

Cost of service and other revenue increased by $77 million, or 56.6 percent in the nine months ended December 31, 2012, as compared to the nine months ended December 31, 2011. The increase was primarily due to increased server and support costs due to the release of more online-connected and subscription-based titles and related content during the nine months ended December 31, 2012, as compared to the nine months ended December 31, 2011.

Total Cost of Revenue as a Percentage of Total Net Revenue

During the nine months ended December 31, 2012, total cost of revenue as a percentage of total net revenue decreased by 2.4 percent as compared to the nine months ended December 31, 2011. This decrease as a percentage of net revenue is primarily due to (1) a 62 percent decrease in distribution revenue which has higher costs and (2) a greater percentage of net revenue from our digital products and services that have a lower cost than our publishing and other products.

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
Research and development expenses for the three and nine months ended December 31, 2012 and 2011 were as follows (in millions):

	December 31, 2012	% of Net Revenue	December 31, 2011	% of Net Revenue	$ Change	% Change
Three months ended	$286	31%	$325	31%	$(39)	(12)%
Nine months ended	$890	34%	$928	33%	$(38)	(4)%

Research and development expenses decreased by $39 million, or 12 percent, during the three months ended December 31, 2012, as compared the three months ended December 31, 2011, primarily due to (1) a $21 million decrease in incentive-based compensation expense, (2) a $9 million decrease in personnel-related costs, and (3) a $7 million decrease in contracted services.

Research and development expenses decreased by $38 million, or 4 percent, during the nine months ended December 31, 2012, as compared to the nine months ended December 31, 2011, due to (1) a $14 million decrease in incentive-based compensation expense, (2) an $8 million decrease in server and support costs, (3) a $7 million decrease in contracted services, and (4) a $7 million decrease in stock-based compensation expense.
Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three and nine months ended December 31, 2012 and 2011 were as follows (in millions):

	December 31, 2012	% of Net Revenue	December 31, 2011	% of Net Revenue	$ Change	% Change
Three months ended	$214	23%	$269	25%	$(55)	(20)%
Nine months ended	$571	22%	$631	23%	$(60)	(10)%
Marketing and sales expenses decreased by $55 million, or 20 percent, during the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, primarily due to (1) a $56 million decrease in advertising and promotional spending on our franchises due to fewer frontline title releases as compared to the prior year, and (2) a $5 million decrease in incentive-based compensation expense. This was partially offset by $6 million increase in personnel-related costs resulting from an increase in headcount due to online and customer relationship initiatives and recent acquisitions.

Marketing and sales expenses decreased by $60 million, or 10 percent, during the nine months ended December 31, 2012, as compared to the nine months ended December 31, 2011, primarily due to (1) an $82 million decrease in advertising and promotional spending on our franchises due to fewer frontline title releases as compared to the prior year. This was partially offset by a $23 million increase in personnel-related costs resulting from an increase in headcount due to online and customer relationship initiatives and recent acquisitions.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.

General and administrative expenses for the three and nine months ended December 31, 2012 and 2011 were as follows (in millions):

	December 31, 2012	% of Net Revenue	December 31, 2011	% of Net Revenue	$ Change	% Change
Three months ended	$68	7%	$98	9%	$(30)	(31)%
Nine months ended	$253	10%	$260	9%	$(7)	(3)%
General and administrative expenses decreased $30 million, or 31 percent, during the three months ended December 31, 2012, as compared to the three months ended December 31, 2011 primarily due to (1) a $12 million decrease in contracted services primarily related to litigation matters, (2) a $10 million decrease in bad debt expense, and (3) a $7 million decrease in incentive-based compensation expense.

General and administrative expenses decreased $7 million, or 3 percent, during the nine months ended December 31, 2012, as compared to the nine months ended December 31, 2011 primarily due to (1) a $10 million decrease in contracted services primarily related to litigation matters, (2) an $8 million decrease in incentive-based compensation expense, and (3) a $6 million decrease in bad debt expense. This was partially offset by an increase in personnel-related costs for $20 million.

Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration for the three and nine months ended December 31, 2012 and 2011 were as follows (in millions):

	December 31, 2012	% of Net Revenue	December 31, 2011	% of Net Revenue	$ Change	% Change
Three months ended	$(45)	(5)%	$(11)	(1)%	$(34)	(309)%
Nine months ended	$(65)	(3)%	$8	—	$(73)	(913)%
During the three and nine months ended December 31, 2012, acquisition-related contingent consideration decreased by $34 million, or 309 percent, and $73 million, or 913 percent, respectively, as compared to the three and nine months ended December 31, 2011, primarily resulting from revisions in our accrual related to our PopCap acquisition.

Amortization of Intangibles
Amortization of intangibles for the three and nine months ended December 31, 2012 and 2011 were as follows (in millions):

	December 31, 2012	% of Net Revenue	December 31, 2011	% of Net Revenue	$ Change	% Change
Three months ended	$7	1%	$11	1%	$(4)	(36)%
Nine months ended	$21	1%	$37	1%	$(16)	(43)%
During the three and nine months ended December 31, 2012, amortization of intangibles decreased by $4 million, or 36 percent, and $16 million, or 43 percent, respectively, as compared to the three and nine months ended December 31, 2011, primarily due to certain intangible assets from our prior year acquisitions being fully amortized during fiscal year 2012.

Restructuring and Other Charges
Restructuring and other charges for the three and nine months ended December 31, 2012 and 2011 were as follows (in millions):

	December 31, 2012	% of Net Revenue	December 31, 2011	% of Net Revenue	$ Change	% Change
Three months ended	$2	—	$—	—	$2	—
Nine months ended	$27	1%	$17	1%	$10	59%

During the three months ended December 31, 2012, restructuring and other charges remained relatively consistent as compared to the three months ended December 31, 2011.

During the nine months ended December 31, 2012, restructuring and other charges increased by $10 million, or 59 percent, as compared to the nine months ended December 31, 2011, primarily due to (1) $23 million in costs in connection with our fiscal 2013 restructuring, which was initiated in this fiscal year, and (2) a $10 million gain on the sale of our facility in Chertsey, England related to our fiscal 2008 reorganization that was recognized during the three months ended September 30, 2011, and for which there was no comparable gain in the current year. These increases were partially offset by costs that were recognized during the nine months ended December 31, 2011 comprised of (1) $14 million expense adjustment for the amendment of certain licensing agreements related to our fiscal 2011 restructuring plan, and (2) $10 million in costs related to IT and other costs to assist in reorganizing certain activities. See the “Liquidity and Capital Resources” section on page 53 for additional information regarding our restructuring plans.

Gain on Strategic Investments, Net

During the three and nine months ended December 31, 2012, we realized a gain of $14 million, net of costs to sell, from the partial sale of our investment in Neowiz. We did not recognize any impairment charges or losses during the three and nine months ended December 31, 2011 on our marketable equity securities. Subsequent to December 31, 2012, we sold our remaining investment in Neowiz for $46 million and realized a gain of $25 million, net of costs to sell.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, for the three and nine months ended December 31, 2012 and 2011 were as follows (in millions):

	December 31, 2012	% of Net Revenue	December 31, 2011	% of Net Revenue	$ Change	% Change
Three months ended	$(8)	(1)%	$(10)	(1)%	$2	20%
Nine months ended	$(17)	(1)%	$(13)	—	$(4)	(31)%
Interest and other income (expense), net decreased by $2 million, or by 20 percent, during the three months ended December 31, 2012 as compared to the three months ended December 31, 2011, primarily due to a $33 million increase in foreign currency transaction gains which was partially offset by a $30 million increase in foreign currency forward contract losses as compared to the same period in the prior year.
Interest and other income (expense), net increased by $4 million, or by 31 percent, during the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011, primarily due to (1) a $42 million increase in foreign currency forward contract losses, (2) an $8 million increase in interest expense, including the amortization of debt discount recognized in connection with our 0.75% Convertible Senior Notes due 2016, and (3) a $2 million decrease in interest income as a result of decreasing average cash balances. This was partially offset by a $49 million increase in foreign currency transaction gains as compared to the same period in the prior year.

Income Taxes
Provisions for (benefit from) income taxes for the three and nine months ended December 31, 2012 and 2011 were as follows (in millions):

	December 31, 2012	Effective Tax Rate	December 31, 2011	Effective Tax Rate	% Change
Three months ended	$12	36.4%	$12	6.2%	—
Nine months ended	$34	17.8%	$(19)	(5.5)%	279%
The provision for income taxes reported for the three and nine months ended December 31, 2012 is based on our projected annual effective tax rate for fiscal year 2013, and also includes certain discrete tax benefits recorded during the period. Our effective tax rate for the three and nine months ended December 31, 2012 was a tax expense of 36.4 percent and 17.8 percent, respectively, as compared to a tax expense of 6.2 percent and a tax benefit of 5.5 percent, respectively, for the same periods of fiscal 2012. The effective tax rate for the three and nine months ended December 31, 2012 differs from the statutory rate of 35.0 percent primarily due to the U.S. losses for which no benefit is recognized, the nontaxable change in the estimated fair value of acquisition-related contingent consideration, and non-U.S. losses with a reduced or zero tax benefit. The effective tax rate for the three and nine months ended December 31, 2011 differs from the statutory rate of 35.0 percent primarily due to the utilization of U.S. deferred tax assets which were subject to a valuation allowance, a reduction in the U.S. valuation allowance related to the PopCap acquisition, and non-U.S. profits subject to a reduced or zero tax rate. The effective tax rate for the three and nine months ended December 31, 2012 differs from the same period in fiscal year 2012 primarily due to greater tax benefits recorded in fiscal year 2012 related to the reduction of the U.S. valuation allowance for the PopCap acquisition.
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

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of December 31, 2012	As of March 31, 2012	(Decrease)
Cash and cash equivalents	$1,158	$1,293	$(135)
Short-term investments	275	437	(162)
Marketable equity securities	59	119	(60)
Total	$1,492	$1,849	$(357)
Percentage of total assets	30%	34%

	Nine Months Ended December 31,
(In millions)	2012	2011	Change
Cash provided by (used in) operating activities	$91	$(10)	$101
Cash provided by (used in) investing activities	119	(689)	808
Cash provided by (used in) financing activities	(347)	388	(735)
Effect of foreign exchange on cash and cash equivalents	2	(26)	28
Net decrease in cash and cash equivalents	$(135)	$(337)	$202
Changes in Cash Flow
Operating Activities. Cash provided by operating activities increased $101 million during the nine months ended December 31, 2012 as compared to nine months ended December 31, 2011 primarily due to (1) a decrease in prepaid royalty advances, (2) a decrease in royalty payments, and (3) cash collected on receivables as a percentage of Net Revenue before Revenue Deferral increased during the current period as compared to the prior period. These increases were offset by a decrease in deferred net revenue resulting in lower Net Revenue before Revenue Deferral.
Investing Activities. Cash provided by investing activities increased $808 million during the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011 primarily driven by a $666 million decrease in cash used for acquisitions, the majority of which was used to fund our acquisition of PopCap during the six months ended September 30, 2011, and a decrease of $47 million in capital expenditures. Additionally, we purchased $244 million of short-term investments during the current period as compared to $374 million purchased during the nine months ended December 31, 2011. Separately, we received $404 million in proceeds from maturities and sales of short-term investments during the current period as compared to $463 million received during the nine months ended December 31, 2011.
Financing Activities. Cash used in financing activities increased $735 million during the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011 primarily due to (1) $617 million in proceeds received from the sale of our 0.75% Convertible Senior Notes due 2016, net of issuance costs that occurred in fiscal 2012, (2) a $106 million increase in the repurchase and retirement of common stock during the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011, (3) $65 million in proceeds received from the issuance of Warrants in connection with the Notes in the prior year, and (4) a $28 million acquisition-related contingent consideration payment primarily in connection with our acquisition of Playfish that was paid during the three months ended September 30, 2012. This was partially offset by $107 million paid for the purchase of the Convertible Note Hedge during the three months ended September 30, 2011.
Short-term Investments and Marketable Equity Securities
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of December 31, 2012, our short-term investments had gross unrealized gains of $1 million, or less than 1 percent of the total in short-term investments, and gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.
Our marketable equity securities as of December 31, 2012 and March 31, 2012 consisted of common shares of Neowiz. The fair value of our marketable equity securities decreased to $59 million as of December 31, 2012 from $119 million as of March 31, 2012. During the three months ended December 31, 2012, we sold a portion of our investment in Neowiz and received proceeds of $25 million and realized a gain of $14 million, net of costs to sell. The realized gain is included in gain on strategic investments, net, in our Condensed Consolidated Statement of Operations. Subsequent to December 31, 2012, we sold our remaining investment in Neowiz for $46 million and realized a gain of $25 million, net of costs to sell.
Restricted Cash and Contingent Consideration
Primarily in connection with our acquisitions of PopCap, KlickNation, and Chillingo, we may be required to pay an additional $566 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2015. In connection with our PopCap acquisition, we acquired $6 million of restricted cash which is held in an escrow account in the event that certain liabilities become due. As these deposits are restricted in nature, they are excluded from cash and cash equivalents. As of December 31, 2012, the restricted cash of $6 million is included in other current assets in our Condensed Consolidated Balance Sheets.

Fiscal 2013 Restructuring
On May 7, 2012, we announced a restructuring plan to align our cost structure with our ongoing digital transformation. Under this plan, we reduced our workforce, terminated licensing agreements, and consolidated or closed various facilities. As of December 31, 2012, we have completed all actions under this restructuring plan.

Since the inception of the fiscal 2013 restructuring plan through December 31, 2012, we have incurred charges of $23 million, consisting of (1) $10 million in employee-related expenses, (2) $9 million related to license termination costs, and (3) $4 million related to the closure of certain of our facilities. Substantially all of these costs will be settled in cash by March 31, 2013, with the exception of approximately $4 million of license and lease termination costs, which will be settled by August 2016. We do not expect to incur any additional restructuring charges under this plan.

In connection with our fiscal 2013 restructuring plan, we expect to incur cash expenditures through May 2016 of approximately (1) less than a $1 million during the remainder of fiscal year 2013, (2) $2 million in fiscal year 2014, (3) $1 million in fiscal year 2015, (4) and less than $1 million in fiscal years 2016 and 2017.

Fiscal 2011 Restructuring
In connection with our fiscal 2011 restructuring plan, we expect to incur cash expenditures through June 2016 of approximately (1) $8 million during the remainder of fiscal year 2013, (2) $25 million in fiscal year 2014, (3) $18 million in fiscal year 2015, (4) $3 million in fiscal year 2016, and (5) $19 million in fiscal year 2017. The actual cash expenditures are variable as they will be dependent upon the actual revenue we generate from certain games.

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
In addition, in July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provides us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock at a strike price of $31.74, which corresponds to the conversion price of the Notes and is equal to the number of shares of our common stock that notionally underlie the Notes. As of December 31, 2012, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge.
Separately, we have also entered into privately negotiated warrant transactions with the certain counterparties whereby we sold to independent third parties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments that are substantially the same as the anti-dilution provisions contained in the Notes, up to 19.9 million shares of our common stock (which is also equal to the number of shares of our common stock that notionally underlie the Notes), with a strike price of $41.14. The Warrants could have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock exceeds $41.14 on or prior to the expiration date of the Warrants. We received proceeds of $65 million from the sale of the Warrants.
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
As of December 31, 2012, no amounts were outstanding under the credit facility.

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

As of December 31, 2012, approximately $835 million of our cash, cash equivalents, and short-term investments and $12 million of our marketable equity securities were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided. In addition, subsequent to December 31, 2012, we sold all of our marketable equity securities. See page 53 for additional information.
In February 2011, our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the following 18 months. We completed that program in April 2012. We repurchased approximately 32 million shares in the open market under that program, including pursuant to pre-arranged stock trading plans. During the three months ended June 30, 2012, we repurchased and retired approximately 4.3 million shares of our common stock for approximately $71 million, under that program.
In July 2012, our Board of Directors authorized a new program to repurchase up to $500 million of our common stock. Under this new program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans.  The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended December 31, 2012, we repurchased and retired approximately 12.2 million shares of our common stock for approximately $157 million, under this new program. We continue to actively repurchase shares under this program.
During the nine months ended December 31, 2012, we repurchased and retired approximately 24.9 million shares of our common stock for approximately $336 million. Of these repurchases, approximately 20.6 million shares were repurchased under the July 2012 program for approximately $265 million.
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
The following table summarizes our minimum contractual obligations as of December 31, 2012, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

		Fiscal Year Ending March 31,
		2013
		(Remaining
	Total	three mos.)	2014	2015	2016	2017	2018	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,166	$42	$174	$166	$207	$70	$54	$453
Marketing commitments	239	14	54	34	34	20	20	63
Operating leases	177	13	51	42	28	16	11	16
0.75% Convertible Senior Notes due 2016 interest (a)	19	2	5	5	5	2	—	—
Other purchase obligations	47	14	23	9	1	—	—	—
Total unrecognized commitments	1,648	85	307	256	275	108	85	532

Recognized commitments
0.75% Convertible Senior Notes due 2016 principal (a)	633	—	—	—	—	633	—	—
Licensing and lease obligations (b)	84	9	28	20	5	20	1	1
Total recognized commitments	717	9	28	20	5	653	1	1

Total commitments	$2,365	$94	$335	$276	$280	$761	$86	$533

(a)
Included in the $19 million coupon interest on the 0.75% Convertible Senior Notes due 2016 is $2 million of accrued interest recognized as of December 31, 2012. We will be obligated to pay the $632.5 million principal amount of the 0.75% Convertible Senior Notes due 2016 in cash and any excess conversion value in shares of our common stock upon redemption of the Notes at maturity on July 15, 2016 or upon earlier redemption. The $632.5 million principal amount excludes $79 million of unamortized discount of the liability component. See Note 12 for additional information regarding our 0.75% Convertible Senior Notes due 2016.

(b)
See Note 8 for additional information regarding recognized commitments resulting from our restructuring plans. Lease commitments have not been reduced for approximately $5 million due in the future from third parties under non-cancelable sub-leases.

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of December 31, 2012; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above as of December 31, 2012, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $267 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
In addition to what is included in the table above, as of December 31, 2012, primarily in connection with our PopCap, KlickNation, and Chillingo acquisitions, we may be required to pay an additional $566 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2015. As of December 31, 2012, we have accrued $42 million of contingent consideration on our Condensed Consolidated Balance Sheet representing the estimated fair value of the contingent consideration.

OFF-BALANCE SHEET COMMITMENTS
Lease Commitments
As of December 31, 2012, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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
Foreign Currency Exchange Rate Risk
Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing foreign currency option contracts that generally have maturities of 12 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. Our hedging programs are designed to reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net revenue and research and development expenses. As of December 31, 2012, we had foreign currency option contracts to purchase approximately $86 million in foreign currency and to sell approximately $179 million of foreign currency. All of the foreign currency option contracts outstanding as of December 31, 2012 will mature in the next 12 months. As of March 31, 2012, we had foreign currency option contracts to purchase approximately $74 million in foreign currency and to sell approximately $78 million of foreign currency. As of December 31, 2012 and March 31, 2012, these foreign currency option contracts outstanding had a total fair value of $2 million, after each date, and are included in other current assets.
Balance Sheet Hedging Activities. We use foreign currency forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts generally have a contractual term of three months or less and are transacted near month-end. Our foreign currency forward contracts are not designated as hedging instruments, and are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or accrued and other current liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. In certain cases, the amount of such gains and losses will significantly differ from the amount of gains and losses recognized on the underlying foreign-currency-denominated monetary asset or liability, in which case our results will be impacted. As of December 31, 2012, we had foreign currency forward contracts to purchase and sell approximately $523 million in foreign currencies. Of this amount, $489 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $26 million to purchase foreign currency in exchange for U.S. dollars, and $8 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2012, we had foreign currency forward contracts to purchase and sell approximately $242 million in foreign currencies. Of this amount, $197 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $37 million to purchase foreign currency in exchange for U.S. dollars, and $8 million to sell foreign currency in exchange for British pounds sterling. As of December 31, 2012 and March 31, 2012, the fair value of our foreign currency forward contracts was immaterial and is included in accrued and other liabilities.

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
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of December 31, 2012, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential declines in the fair value of the premiums on our foreign currency option contracts used in cash flow hedging of $2 million in each scenario. As of December 31, 2012, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $56 million and $84 million, respectively. This sensitivity analysis assumes a parallel adverse shift of all foreign currency exchange rates against the U.S. dollar; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.
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
As of December 31, 2012 and March 31, 2012, our short-term investments were classified as available-for-sale securities, and consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of December 31, 2012 and March 31, 2012 (in millions):

	As of December 31, 2012	As of March 31, 2012
Corporate bonds	$149	$150
U.S. agency securities	68	116
U.S. Treasury securities	56	166
Commercial paper	2	5
Total short-term investments	$275	$437

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of December 31, 2012, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of December 31, 2012	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$152	$151	$150	$149	$148	$147	$145
U.S. agency securities	71	70	69	68	68	67	67
U.S. Treasury securities	57	57	56	56	55	55	54
Commercial paper	2	2	2	2	2	2	2
Total short-term investments	$282	$280	$277	$275	$273	$271	$268

Market Price Risk
As of December 31, 2012 and March 31, 2012, our marketable equity securities were classified as available-for-sale securities, and consequently, were recorded on our Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity. The fair value of our marketable equity securities as of December 31, 2012 and March 31, 2012 was $59 million and $119 million, respectively.
The following table presents hypothetical changes in the fair value of our marketable equity securities as of December 31, 2012, arising from changes in market prices of plus or minus 25 percent, 50 percent, and 75 percent.

(In millions)	Valuation of Securities Given an X Percentage Decrease in Each Stock’s Market Price			Fair Value as of December 31, 2012	Valuation of Securities Given an X Percentage Increase in Each Stock’s Market Price
	(75)%	(50)%	(25)%		25%	50%	75%
Marketable equity securities	$15	$30	$44	$59	$74	$89	$104

Subsequent to December 31, 2012, we sold our remaining marketable equity securities for $46 million and realized a gain of $25 million, net of costs to sell.

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
Changes in internal control over financial reporting
There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the three months ended December 31, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Competition in our industry is intense and we expect new competitors to continue to emerge throughout the world. Our competitors range from large established companies to emerging start-ups. In our industry, though many new products and services are regularly introduced, only a relatively small number of “hit” titles accounts for a significant portion of total revenue for the industry. We have significantly reduced the number of games that we develop, publish and distribute: in fiscal year 2011, we published 36 primary packaged goods titles, and in fiscal year 2012, we published 22 primary packaged goods titles, including our MMO role-playing game Star Wars: The Old Republic. In fiscal year 2013, we expect to release 13 primary packaged goods titles and plan to build additional online features, content and services around each of these titles. Publishing fewer titles means that we concentrate more of our development spending on each title, and driving “hit” titles often requires large marketing budgets and media spend. The underperformance of a title may have a large adverse impact on our financial results. Also, hit products or services offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products and services to fall below expectations.

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

Our business is highly seasonal, with the highest levels of consumer demand and a significant percentage of our sales occurring in the December and March quarters. If we miss these key selling periods for any reason, including product delays, product cancellations, or delayed introduction of a new platform for which we have developed products, our sales will suffer disproportionately. Our ability to meet product development schedules is affected by a number of factors, including the creative processes involved, the coordination of large and sometimes geographically dispersed development teams required by the increasing complexity of our products and the platforms for which they are developed, and the need to fine-tune our products prior to their release. We have experienced development delays for our products in the past, which caused us to push back or cancel release dates. We also seek to release certain products in conjunction with specific events, such as the beginning of a sports season or major sporting event, or the release of a related movie. If a key event or sports season to which our product release schedule is tied were to be delayed or cancelled, our sales would also suffer disproportionately. In the future, any failure to meet anticipated production or release schedules would likely result in a delay of revenue and/or possibly a significant shortfall in our revenue, increase our development expense, harm our profitability, and cause our operating results to be materially different than anticipated.

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
There are several inherent risks to engaging in business online and directly with end consumers of our products and services. As we conduct more transactions online directly with consumers, we may be the victim of fraudulent transactions, including credit card fraud, which presents a risk to our revenues and potentially disrupts service to our consumers. In addition, we are collecting and storing more consumer information, including personal information and credit card information. We take measures to protect our consumer data from unauthorized access or disclosure. It is possible that our security controls over consumer data may not prevent the improper access or disclosure of personally identifiable information. A security breach that leads to disclosure of consumer account information (including personally identifiable information) could harm our reputation, compel us to comply with disparate breach notification laws in various jurisdictions and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. A resulting perception that our products or services do not adequately protect the privacy of personal information could result in a loss of current or potential consumers and business partners for our online offerings that require the collection of consumer data. Our key business partners also face these same risks and any security breaches of their systems could adversely impact our ability to offer our products and services through their platforms, resulting in a loss of meaningful revenues. In addition, the rate of privacy law-making is accelerating globally and the interpretation and application of consumer protection and data privacy laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. As business practices are being challenged by regulators, private litigants, and consumer protection agencies around the world, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data and/or consumer protection practices. If so, this could result in increased litigation, government or court-imposed fines, judgments or orders requiring that we change our practices, which could have an adverse effect on our business and reputation. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
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

During the nine months ended December 31, 2012, approximately 70 percent of our North America sales were made to our top ten customers. In Europe, our top ten customers accounted for approximately 33 percent of our sales in that territory during the nine months ended December 31, 2012. Worldwide, we had direct sales to one customer, GameStop Corp., which represented approximately 15 percent of total net revenue for the nine months ended December 31, 2012. Though our products are available to consumers through a variety of retailers and directly through us, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Also, having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

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

The success of our business is driven in part by the commercial success and adequate supply of these video game systems, personal computers and mobile phones/devices manufactured by third parties (which we refer to as “platforms”). Our success also depends on our ability to accurately predict which platforms will be successful in the marketplace, and our ability to develop commercially successful products and services for these platforms. We must make product development decisions and commit significant resources well in advance of anticipated platform release dates. A platform for which we are developing products and services may not succeed or may have a shorter life cycle than anticipated. If consumer demand for the platforms for which we are developing products and services is lower than our expectations, our revenue will suffer, we may be unable to fully recover the investments we have made in developing our products and services, and our financial performance will be harmed. Alternatively, a platform for which we have not devoted significant resources could be more successful than we had initially anticipated, causing us to miss out on meaningful revenue opportunities.

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

International sales are a fundamental part of our business. For the nine months ended December 31, 2012, international net revenue comprised 54 percent of our total net revenue. We expect international sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. In addition, our foreign investments and our cash and cash equivalents denominated in foreign currencies are subject to currency fluctuations. We use foreign currency forward contracts to mitigate some foreign currency risk associated with foreign currency denominated monetary assets and liabilities (primarily certain intercompany receivables and payables) to a limited extent and foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries). However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. In the past, the disruption in the global financial markets has impacted many of the financial institutions with which we do business, and we are subject to counterparty risk with respect to such institutions with whom we enter into hedging transactions. A sustained decline in the financial stability of financial institutions as a result of the disruption in the financial markets could negatively impact our treasury operations, including our ability to secure credit-worthy counterparties for our foreign currency hedging programs. Accordingly, our results of operations, including our reported net revenue, operating expenses and net income, and financial condition can be adversely affected by unfavorable foreign currency fluctuations, especially the Euro, British pound sterling and Canadian dollar. In particular, because we derive a substantial proportion of our revenues from sales in Europe, the uncertainty regarding the ability of certain European countries to continue to service their sovereign debt obligations and related European financial restructuring efforts may cause fluctuations in the value of the Euro that could adversely affect our revenue growth and profit margins on sales outside of the United States, and thus impact our operating results (expressed in US dollars) in future periods. Further, the continued sovereign debt crisis in Europe could lead to increased counterparty risk with respect to financial institutions and other business partners, who are particularly vulnerable to the instability in certain European markets.

Volatility in the capital markets may adversely impact the value of our investments and could cause us to recognize significant impairment charges in our operating results.

Our portfolio of short-term investments and marketable equity securities is subject to volatility in the capital markets and to national and international economic conditions. In particular, our international investments can be subject to fluctuations in foreign currency and our short-term investments are susceptible to changes in short-term interest rates. These investments are also impacted by declines in value attributable to the credit-worthiness of the issuer. From time to time, we may liquidate some or all of our short-term investments or marketable equity securities to fund operational needs or other activities, such as capital expenditures, strategic investments or business acquisitions, or for other purposes. If we were to liquidate these short-term investments at a time when they were worth less than what we had originally purchased them for, or if the obligor were unable to pay the full amount at maturity, we could incur a significant loss. Similarly, from time to time we hold marketable equity securities, which have been and may continue to be adversely impacted by price and trading volume volatility in the public stock markets. We could be required to recognize impairment charges on the securities held by us and/or we may realize losses on the sale of these securities, all of which could have an adverse effect on our financial condition and results of operations.

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
In February 2011, our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the following 18 months. We completed that program in April 2012. We repurchased approximately 32 million shares in the open market under that program, including pursuant to pre-arranged stock trading plans. During the three months ended June 30, 2012, we repurchased and retired approximately 4.3 million shares of our common stock for approximately $71 million under that program.

In July 2012, our Board of Directors authorized a new program to repurchase up to $500 million of our common stock. Under this new program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans.  The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended December 31, 2012, we repurchased and retired approximately 12.2 million shares of our common stock for approximately $157 million under this new program. We continue to actively repurchase shares under this program.

During the nine months ended December 31, 2012, we repurchased and retired approximately 24.9 million shares of our common stock for approximately $336 million. Of these repurchases, approximately 20.6 million shares were repurchased under the July 2012 program for approximately $265 million.
The following table summarizes the number of shares repurchased during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
October 1-31, 2012	5,727,554	$12.84	5,727,554	$318
November 1-30, 2012	5,663,405	$12.73	5,663,405	$246
December 1-31, 2012	771,424	$14.33	771,424	$235
	12,162,383	$12.88	12,162,383

Item 3.	Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The exhibits listed in the accompanying index to exhibits on Page 74 are filed or incorporated by reference as part of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
February 5, 2013	Executive Vice President,
Chief Financial Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2012
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
10.1*	Electronic Arts Key Employee Continuity Plan.				X

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS†	XBRL Instance Document.				X

101.SCH†	XBRL Taxonomy Extension Schema Document.				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	Management contract or compensatory plan or arrangement.

†
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.