Form 10-K
period 2013-03-31
ELECTRONIC ARTS INC.
filed 2013-05-22
CIK 712515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐        No ☑
The aggregate market value of the registrant’s common stock, $0.01 par value, held by non-affiliates of the registrant as of September 28, 2012, the last business day of our second fiscal quarter, was $2,979 million.
As of May 17, 2013 there were 302,634,354 shares of the registrant’s common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ELECTRONIC ARTS INC.
2013 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, made in this Report are forward looking. Examples of forward-looking statements include statements related to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, including our intended product releases, and may include certain assumptions that underlie the forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate” (and the negative of any of these terms), “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Our actual results could differ materially from those in the forward-looking statements. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors,” beginning on page 10.

PART I

Item 1:    Business
We develop, market, publish and distribute game software content and services that can be played by consumers on a variety of video game machines and electronic devices (which we call “platforms”), including:

•	Video game consoles, such as the Sony PLAYSTATION 3, Microsoft Xbox 360 and Nintendo WiiU,

•	Personal computers (“PCs”)

•	Mobile devices, such as the Apple iPhone and Google Android compatible phones,

•	Tablets and electronic readers, such as the Apple iPad and the Amazon Kindle, and

•	The Internet, including social networking sites such as Facebook.
Our Strategy
Our business continues to transform. Historically, we have derived most of our sales from disk-based video game products that are sold through retailers (we call these “packaged goods” products). Now, however, the fastest growing part of our business is delivering games directly to consumers through online and wireless networks. For example:

•	Players can access online-delivered content and services as add-ons to our console and PC games;

•
Consumers can download our PC games (and those of other publishers) directly through our Origin online platform, as well as through third-party online download stores and services, including through Sony’s PlayStation Network and Microsoft’s Xbox LIVE Marketplace;

•	We provide games for mobile devices and Internet-only games such as our free-to-play offerings that are available only through online and wireless delivery; and

•	We offer large-scale, massively multi-player online games and game services on a free-to-play and subscription basis.
At the same time, we have aggressively reduced the number of significant titles releases that we launch each year. In fiscal year 2009, we published over 60 packaged goods products, each of which was primarily a stand-alone game with few or no online features, and in each fiscal year since, we have launched fewer titles on consoles, while building additional online features, content and services around each one of our titles. In fiscal year 2013, we published 13 titles on video game consoles and PCs (each with additional online features, content and/or services) and we offered more than 22 titles for mobile and Internet platforms to take advantage of the growth opportunities on those platforms.
Brands
Our strategy is to develop our core intellectual properties (which we call “brands”) into year-round businesses available on a range of platforms. We have created, licensed and acquired a strong portfolio of brands, which span a diverse range of categories, including action-adventure, casual, family, fantasy, first-person shooter, horror, science fiction, role-playing, racing, simulation, sports, and strategy. Our portfolio of brands includes wholly-owned brands such as Battlefield, Mass Effect, Need for Speed, The Sims, Bejeweled, and Plants v. Zombies. Our portfolio also includes brands based on licensed intellectual property including sports-based brands such as Madden NFL and FIFA.

A cornerstone of our brand strategy is to publish products that can be iterated, or sequeled, and that can be integrated across multiple game-playing devices. For example, a new edition of our most popular sports product, FIFA Soccer, is released each year for consoles, PCs, mobile phones, and tablets.
Platforms
Our ability to publish games across multiple platforms, through multiple distribution channels, and directly to consumers (online and wirelessly) has been, and will continue to be, another cornerstone of our business strategy. Technology advances continue to create new platforms and distribution opportunities for interactive entertainment and these technologies impact the way consumers play video games. We expect that new platforms will continue to grow the consumer base for our products while also providing competition for established video game platforms. Both Microsoft and Sony have announced their plans to release new video game console systems in 2013. In November 2012, Nintendo released its WiiU, which succeeded the Wii. EA is investing in products and services for these next-generation consoles. In the near term, we expect to continue to develop and market products and services for current-generation consoles including the Xbox 360 and PLAYSTATION 3, while also developing products and services for next-generation console systems. The success of our products and services for these next-generation consoles depends in part on the commercial success and adequate supply of these new consoles, our ability to accurately predict which platforms will be successful in the marketplace, and our ability to develop commercially successful products and services for these platforms.
Further, we are investing significantly in our own distribution platform, which consumers are already using to purchase and play games directly from us. Through online portals such as Origin, we are acquiring consumers of our games and game services directly, and establishing on-going relationships with them. Through these relationships, we are engaging them in their favorite brands across a number of devices, allowing them to communicate with their friends, and inviting them to try our other game experiences. We have generated substantial growth in new business models and alternative revenue streams (such as subscription, micro-transactions, and advertising) based on the continued expansion of our online and wireless platforms.
Significant Business Developments in Fiscal Year 2013
Digital Content Distribution and Services. Consumers are spending an ever-increasing portion of their money and time on interactive entertainment that is accessible online, or through mobile digital devices such as smart phones, or through social networks such as Facebook. We provide a variety of online-delivered products and services including through our Origin platform. Many of our games that are available as packaged goods products are also available through direct online download via the Internet. We also offer online-delivered content and services that are add-ons or related to our packaged goods products such as additional game content or enhancements of multiplayer services. Further, we provide other games, content and services that are available only via electronic delivery, such as Internet-only games and game services, and games for mobile devices.
Wireless and Internet Platforms; Casual and Mobile Games. Advances in technology have resulted in a variety of platforms for interactive entertainment. Examples include wireless technologies, streaming game services, and Internet-based platforms. These technologies, services and platforms grow the consumer base for our business and have led to the growth of casual and mobile gaming. Casual and mobile games are characterized by their mass appeal, simple controls, flexible monetization (including free-to-play and micro-transaction business models) and fun and approachable gameplay. These games appeal to a larger consumer demographic - including younger and older players and more female players - than video games played on console devices. We expect sales of casual and mobile games for wireless and other emerging platforms to continue to be an important part of our business.
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
Our North America net revenue, which was primarily generated in the United States, was $1,701 million in fiscal year 2013, as compared to $1,991 million in fiscal year 2012 and $1,836 million in fiscal year 2011. International net revenue (revenue derived from countries other than Canada and the United States) decreased by 3 percent to $2,096 million, or 55 percent of total net revenue in fiscal year 2013, as compared to $2,152 million, or 52 percent of total net revenue in fiscal year 2012 and as compared to $1,753 million, or 49 percent of total net revenue in fiscal year 2011. The amounts of net revenue and long-lived assets attributable to each of our geographic regions for each of the last three fiscal years are set forth in Note 17 of the Notes to Consolidated Financial Statements, included in Item 8 of this report.
In fiscal year 2013, revenue from sales of FIFA 13 represented approximately 17 percent of our total net revenue. In fiscal year 2012, revenue from sales of FIFA 12 and Battlefield 3 represented approximately 13 percent and 11 percent, respectively of our total net revenue. In fiscal year 2011, revenue from sales of FIFA 11 represented approximately 11 percent of our total net revenue.
For the fiscal years ended March 31, 2013, 2012 and 2011, research and development expenses were $1,153 million, $1,180 million and $1,124 million, respectively.
Our Operating Structure
Our studios and development teams are organized around our Label structure. Each Label operates globally with dedicated game development teams. These Labels are supported by our Global Publishing Organization that is responsible for the distribution, sales, and marketing of our products, including strategic planning, operations, and manufacturing functions.
EA Games
EA Games is home to the largest number of our studios and development teams, which together create an expansive and diverse portfolio of games and related content and services marketed under the EA brand in categories such as action-adventure, role playing, racing and first-person shooter games. The EA Games portfolio consist primarily of wholly-owned intellectual properties and includes several established franchises such as Battlefield, Dead Space, and Need for Speed. These titles are developed primarily at our DICE (Sweden), Visceral (Redwood City) and Criterion (United Kingdom) studios. The EA Games portfolio also includes properties published under the BioWare brand. BioWare develops role-playing games, such as the Mass Effect and Dragon Age franchises, and the MMO role-playing game Star Wars: The Old Republic. BioWare games are developed primarily in Texas, Canada and California.
EA Games also contracts with external game developers to provide these developers with a variety of services including development assistance, publishing, and distribution of their games.
EA SPORTS
EA SPORTS develops a collection of sports-based video games and related content and services marketed under the EA SPORTS brand. EA SPORTS games range from simulated sports titles with realistic graphics based on real-world sports leagues, players, events and venues to more casual games with arcade-style gameplay and graphics. We have historically released new iterations of many of our EA SPORTS titles annually in connection with the commencement of a sports league’s season or a major sporting event when appropriate. Our EA SPORTS franchises include FIFA, Madden NFL, NCAA Football, NHL Hockey, and Tiger Woods PGA Tour. EA SPORTS games are developed primarily in Canada and Florida.
Maxis
Maxis focuses on creating compelling games and related content and services for a mass audience. Maxis products include wholly-owned franchises such as The Sims and SimCity, and in fiscal 2013, we released titles in both of these franchises. Maxis games are primarily developed in California, Utah and the United Kingdom.
PopCap
PopCap develops easy-to-learn games that everyone can enjoy. PopCap games, including hits such as Bejeweled, Plants vs. Zombies, Peggle, and Bookworm, are characterized by their mass appeal, flexible monetization, and fun and approachable gameplay. PopCap games are developed primarily in Washington.

All Play

Our All Play Label develops interactive games for play on mobile devices and Internet platforms. Mobile games under the All Play Label are developed primarily at studios located in the United States, Canada, Romania, Australia and India. The All Play Label also offers games under the Pogo brand. Through our Pogo online service, we offer casual games such as card, puzzle and word games on www.pogo.com, as well as on other platforms. Pogo generates revenue through paid subscriptions, Internet-based advertising and sales of digital content. In addition, we have a licensing agreement with Hasbro, which provides us with the exclusive rights to create digital games for mobile and other platforms based on Hasbro's game intellectual properties, including MONOPOLY, SCRABBLE (for United States and Canada), YAHTZEE (excluding the Nordic countries), and GAME OF LIFE (excluding Japan). Hasbro games are developed within the All Play Label.
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
Competition in Games for Console Devices
We compete directly with Sony, Microsoft and Nintendo, each of which develop and publish software for their respective console platforms. We also compete with numerous companies which, like us, develop and publish video games that operate on these consoles and on PCs. These competitors include Activision Blizzard, Take-Two Interactive, and Ubisoft. Diversified media companies such as Disney are also involved in software game publishing.
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
Our competitors in the online games market include major media companies, traditional video game publishing companies, and companies that specialize in online games including social networking game companies. In the MMO game business, our primary competitor is Activision Blizzard. Competing providers of other kinds of online games include Big Fish, King.com, Nexon, Tencent and Zynga and other providers of games on social networking platforms such as Facebook.
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
Nintendo. Under the terms of agreements we have entered into with Nintendo Co., Ltd. and its affiliates, we are authorized to develop and distribute proprietary optical format disk products and online content compatible with the WiiU. Pursuant to these agreements, we engage Nintendo to supply WiiU proprietary optical format disk products for our products.
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
Apple, Google and Other App Stores. We have agreements to distribute our mobile applications through distribution partners worldwide, including Apple and Google. Consumers download our applications for their mobile devices and from third party-application storefronts. The distributor invoices the consumers either a one-time or subscription fee. If the application is a “free-to-download” application, the distributor invoices the consumer for micro-transactions that are purchased by the consumer within the application. Our distribution agreements establish the fees to be retained by the distributor for distributing our applications. These arrangements are typically terminable on short notice. The agreements generally do not obligate the distributors to market or distribute any of our applications.
Retailers
As our business becomes increasingly digital, more of our products and services are purchased over the Internet through Origin, our direct-to-consumer platform, or through digital downloads from third party retailers or through mobile application storefronts.
In North America and Europe, our largest markets, we sell packaged goods products to retailers, including mass market retailers (such as Wal-Mart), electronics specialty stores (such as Best Buy) or game software specialty stores (such as GameStop).
Our direct sales to GameStop Corp. represented approximately 13 percent, 15 percent and 16 percent of total net revenue in fiscal years 2013, 2012 and 2011, respectively. Our direct sales to Wal-Mart Stores, Inc. represented approximately 10 percent of total net revenue in fiscal year 2011. Our direct sales to Wal-Mart Stores, Inc. did not exceed 10 percent of net revenue for the fiscal years ended March 31, 2013 and 2012. We sell our products to GameStop Corp. and Wal-Mart Stores, Inc. pursuant to numerous and frequent individual purchase orders, which contain delivery and pricing terms. There are no minimum sales or purchase commitments between us and either GameStop or Wal-Mart.

Seasonality
Our business is highly seasonal with the highest levels of consumer demand and a significant percentage of our sales occurring in the holiday season quarter ending in December and a seasonal low in sales volume in the quarter ending in June. While our sales generally follow this seasonal trend, there can be no assurance that this trend will continue. In addition, we defer the recognition of a significant amount of net revenue related to our online-enabled games over an extended period of time. As a result, the quarter in which we generate the highest sales volume may be different than the quarter in which we recognize the highest amount of net revenue. Our results can also vary based on a number of factors, including title release dates, cancellation or delay of a key event or sports season to which our product release schedule is tied, consumer demand for our products, shipment schedules and our revenue recognition policies.
Government Regulation
We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. In addition, laws and regulations relating to user privacy, data collection and retention, content, advertising and information security have been adopted or are being considered for adoption by many countries throughout the world.
Employees
As of March 31, 2013, we had approximately 9,300 regular, full-time employees, over 5,300 of whom were outside the United States. We believe that our ability to attract and retain qualified employees is a critical factor in the successful development of our products and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. Approximately 6 percent of our employees, all of whom work for DICE, our Swedish development studio, are represented by a union.
Executive Officers
The following table sets forth information regarding our executive officers as of May 22, 2013:

Name	Age	Position
Lawrence F. Probst III	62	Executive Chairman, Principle Executive Officer
Blake Jorgensen	53	Executive Vice President, Chief Financial Officer
Frank D. Gibeau	44	President, EA Labels
Peter R. Moore	58	Chief Operating Officer
Rajat Taneja	48	Chief Technology Officer
Patrick Söderlund	39	Executive Vice President, EA Games Label
Andrew Wilson	38	Executive Vice President, EA SPORTS
Joel Linzner	61	Executive Vice President, Business and Legal Affairs
Gabrielle Toledano	46	Executive Vice President and Chief Talent Officer
Kenneth A. Barker	46	Senior Vice President, Chief Accounting Officer
Stephen G. Bené	49	Senior Vice President, General Counsel and Corporate Secretary
Mr. Probst has been our Executive Chairman since March 18, 2013. Mr. Probst was employed by EA previously from 1984 to September 2008. He has served as Chairman of the Board of Directors since July 1994 and, from May 1991 until April 2007, also served as our Chief Executive Officer. Previously Mr. Probst served as President from 1991 until 1998. Mr. Probst serves as the Chairman of the Board of Directors of the U.S. Olympic Committee and is also a director of Blackhawk Networks Holdings, Inc. Mr. Probst holds a B.S. degree from the University of Delaware.
Mr. Jorgensen has served as Executive Vice President and Chief Financial Officer since September 2012. Prior to joining Electronic Arts, he served as Executive Vice President and Chief Financial Officer of Levi Strauss & Co. from July 2009 to August 2012. From June 2007 to June 2009, Mr. Jorgensen served as Executive Vice President and Chief Financial Officer of Yahoo! Inc. Mr. Jorgensen earned his M.B.A. from Harvard Business School and his Economics degree from Stanford University.
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

Mr. Moore was named President, Chief Operating Officer in August 2011. Prior to that time, he served as President, EA SPORTS, from September 2007. From January 2003 until he joined Electronic Arts, Mr. Moore was with Microsoft where he served as head of Xbox marketing and was later named as Corporate Vice President, Interactive Entertainment Business, Entertainment and Devices Division, a position in which he led both the Xbox and Games for Windows businesses. Mr. Moore holds a bachelor's degree from Keele University, United Kingdom, and a Master's degree from California State University, Long Beach.
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
Mr. Söderlund was named Executive Vice President, EA Games Label in August 2011. From December 2010 to July 2011 he served as Executive Vice President, Group General Manager - FPS/Driving. Prior to that Mr. Söderlund held the position of Senior Vice President, EA Games Europe from September 2007 to December 2010 and the Chief Executive Officer of DICE until September 2007. Mr. Söderlund joined DICE in 2000. The studio was sold to Electronic Arts in October 2006.
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
Mr. Barker has served as Senior Vice President, Chief Accounting Officer since April 2006. From February 2012 to August 2012, he also served as Interim Chief Financial Officer. From June 2003 to April 2006, Mr. Barker held the position of Vice President, Chief Accounting Officer. Prior to joining Electronic Arts, Mr. Barker was employed at Sun Microsystems, Inc., as Vice President and Corporate Controller from October 2002 to June 2003 and Assistant Corporate Controller from April 2000 to September 2002. Prior to that, he was an audit partner at Deloitte & Touche. Mr. Barker graduated from the University of Notre Dame with a B.A. degree in Accounting.
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

Competition in our industry is intense and we expect new competitors to continue to emerge throughout the world. Our competitors range from large established companies to emerging start-ups. In our industry, though many new products and services are regularly introduced, only a relatively small number of “hit” titles accounts for a significant portion of total revenue for the industry. We have significantly reduced the number of games that we develop, publish and distribute: in fiscal year 2011, we published 36 primary packaged goods titles, and in fiscal year 2014, we expect to release 11 major titles and plan to build additional online features, content and services around these titles. Publishing fewer titles means that we concentrate more of our development spending on each title, and driving “hit” titles often requires large marketing budgets and media spend. The underperformance of a title may have a large adverse impact on our financial results. Also, hit products or services offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products and services to fall below expectations.

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

Our business is highly seasonal with the highest levels of consumer demand and a significant percentage of our sales occurring in the holiday quarter ending in December and a seasonal low in sales volume in the quarter ending in June. If we miss these key selling periods for any reason, including product delays, product cancellations, or delayed introduction of a new platform for which we have developed products, our sales will suffer disproportionately. Our ability to meet product development schedules is affected by a number of factors, including the creative processes involved, the coordination of large and sometimes geographically dispersed development teams required by the increasing complexity of our products and the platforms for which they are developed, and the need to fine-tune our products prior to their release. We have experienced development delays for our products in the past, which caused us to push back or cancel release dates. We also seek to release certain products in conjunction with specific events, such as the beginning of a sports season or major sporting event, or the release of a related movie. If a key event or sports season to which our product release schedule is tied were to be delayed or cancelled, our sales would also suffer disproportionately. In the future, any failure to meet anticipated production or release schedules would likely result in a delay of revenue and/or possibly a significant shortfall in our revenue, increase our development expense, harm our profitability, and cause our operating results to be materially different than anticipated.

Our industry is cyclical, driven by the periodic introduction of new video game hardware systems. As consumers transition to new console platforms, our operating results may be more volatile.

New video game hardware systems have historically been developed and released every few years, which causes the video game software market to be cyclical as well. The current cycle began with Microsoft's launch of the Xbox 360 in 2005, and continued in 2006 when Sony and Nintendo launched the PLAYSTATION 3 and the Wii, respectively. Both Microsoft and Sony have announced their plans to release new video game console systems in 2013. In November 2012, Nintendo released its WiiU, which succeeded the Wii. Recently, we have seen a decline in the market for current-generation video game systems, which we believe is being caused by consumers awaiting the availability of new console systems from Sony and Microsoft. This decline in sales of current-generation video game systems has caused a corresponding decline in the sales of packaged goods video game software for those systems.

In the near term, we expect to develop and market products and services for current-generation consoles including the Xbox 360 and PLAYSTATION 3, while also developing products and services for next-generation console systems. We do not control the introduction of these new console systems, nor can we predict with certainty the unit volumes of these new console systems that will be available at launch, or the rate at which consumers will purchase these new console systems. As a result, our operating results during this transitional period may be more volatile and will be difficult to predict.

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

As we increase our online products and services, including our online commerce and content delivery system Origin, we expect to continue to invest in technology services, hardware and software - including data centers, network services, storage and database technologies - to support existing services and to introduce new products and services including websites, ecommerce capabilities, online game communities and online game play services. Launching high profile games and services, and creating the appropriate support for online business initiatives is expensive and complex, and our execution could result in inefficiencies or operational failures, and increased vulnerability to cyber attacks, which, in turn, could result in the inability of consumers to use our products and services or otherwise diminish the quality of our products, services, and user experience. Cyber attacks could include denial-of-service, brute force or validation attacks impacting service availability and reliability; the exploitation of software vulnerabilities in Internet facing applications; social engineering of system administrators (tricking company employees into releasing control of their systems to a hacker); the introduction of malware into our systems with a view to steal confidential or proprietary data; or attempts to hijack consumer account information. Cyber attacks of increasing sophistication may be difficult to detect and could result in the theft of our intellectual property and consumer data, including personally identifiable information. Operational failures or successful cyber attacks could result in damage to our reputation and loss of current and potential users, subscribers, advertisers, and other business partners which could harm our business. In addition, we could be adversely impacted by outages and disruptions in the online platforms of our key business partners, who offer our products and services.
Our business could be adversely affected if our consumer protection and data privacy practices are not seen as adequate or there are breaches of our security measures or unintended disclosures of our consumer data.
There are several inherent risks to engaging in business online and directly with end consumers of our products and services. As we conduct more transactions online directly with consumers, we may be the victim of fraudulent transactions, including credit card fraud, which presents a risk to our revenues and potentially disrupts service to our consumers. In addition, we are collecting and storing more consumer information, including personal information and credit card information. We take measures to protect our consumer data from unauthorized access or disclosure. However, it is possible that our security controls over consumer data may not prevent the improper access or disclosure of personally identifiable information. A security breach that leads to disclosure of consumer account information (including personally identifiable information) could harm our reputation, compel us to comply with disparate breach notification laws in various jurisdictions and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. A resulting perception that our products or services do not adequately protect the privacy of personal information could result in a loss of current or potential consumers and business partners for our online offerings that require the collection of consumer data. Our key business partners also face these same risks and any security breaches of their systems could adversely impact our ability to offer our products and services through their platforms, resulting in a loss of meaningful revenues. In addition, the rate of privacy law-making is accelerating globally and the interpretation and application of consumer protection and data privacy laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. As business practices are being challenged by regulators, private litigants, and consumer protection agencies around the world, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data and/or consumer protection practices. If so, this could result in increased litigation, government or court-imposed fines, judgments or orders requiring that we change our practices, which could have an adverse effect on our business and reputation. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

During the fiscal year ended March 31, 2013, approximately 61 percent of our North America sales were made to our top ten customers. In Europe, our top ten customers accounted for approximately 30 percent of our sales in that territory during the fiscal year ended March 31, 2013. Worldwide, we had direct sales to one customer, GameStop Corp., which represented approximately 13 percent of total net revenue for the fiscal year ended March 31, 2013. Though our products are available to consumers through a variety of retailers and directly through us, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

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

Outside of the financial arrangements, our agreements with our channel partners typically give them significant control over other aspects of the distribution of our products and services that we develop for their platform. For example, our agreements with Sony, Microsoft and Nintendo typically give significant control to them over the approval, manufacturing and distribution of our products and services, which could, in certain circumstances, leave us unable to get our products and services approved, manufactured and provided to customers. Currently, a majority of our revenue is derived through sales on two hardware consoles that are wholly owned by others. 60%, 61% and 57% of our sales were for products and services on Sony’s PLAYSTATION 3 and Microsoft’s Xbox 360 consoles combined, for the years ended March 31, 2013, 2012 and 2011, respectively. For our digital products and services delivered direct to consumers via digital channels such as Sony’s PlayStation Network, Microsoft’s Xbox LIVE Marketplace, Apple’s App Store, the Google Play store and Facebook, the channel partner has policies and guidelines that control the promotion and distribution of these titles and the features and functionalities that we are permitted to offer through the channel.

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

Many of our products are based on or incorporate intellectual property owned by others. For example, our EA SPORTS products include rights licensed from major sports leagues and players’ associations. Similarly, many other franchises are based on film and literary licenses and our Hasbro products are based on a license for certain of Hasbro’s toy and game properties. Competition for these licenses and rights is intense. If we are unable to maintain these licenses and rights or obtain additional licenses or rights with significant commercial value, our revenues, profitability and cash flows will decline significantly. Competition for these licenses may also drive up the advances, guarantees and royalties that we must pay to licensors and developers, which could significantly increase our costs and reduce our profitability.

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
Further, entertainment software piracy is a persistent problem in our industry. The growth in peer-to-peer networks and other channels to download pirated copies of our products, the increasing availability of broadband access to the Internet and the proliferation of technology designed to circumvent the protection measures used with our products all have contributed to an expansion in piracy. Though we take technical steps to make the unauthorized copying of our products more difficult, as do the providers of the video game systems, personal computers and mobile phone/devices on which our games are played, these efforts may not be successful in controlling the piracy of our products.

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

International sales are a fundamental part of our business. For the fiscal year ended March 31, 2013, international net revenue comprised 55 percent of our total net revenue. We expect international sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. In addition, our foreign investments and our cash and cash equivalents denominated in foreign currencies are subject to currency fluctuations. We use foreign currency forward contracts to mitigate some foreign currency risk associated with foreign currency denominated monetary assets and liabilities (primarily certain intercompany receivables and payables) to a limited extent and foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries). However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. In the past, the disruption in the global financial markets has impacted many of the financial institutions with which we do business, and we are subject to counterparty risk with respect to such institutions with whom we enter into hedging transactions. A sustained decline in the financial stability of financial institutions as a result of the disruption in the financial markets could negatively impact our treasury operations, including our ability to secure credit-worthy counterparties for our foreign currency hedging programs. Accordingly, our results of operations, including our reported net revenue, operating expenses and net income, and financial condition can be adversely affected by unfavorable foreign currency fluctuations, especially the Euro, British pound sterling and Canadian dollar.

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
Our reported financial results could be adversely affected by changes in financial accounting standards.
Our reported financial results are impacted by the accounting standards promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. For example, accounting standards affecting software revenue recognition have affected and could continue to significantly affect the way we account for revenue related to our products and services. We recognize all of the revenue from bundled sales (i.e., online-enabled games that include updates on a when-and-if-available basis or a matchmaking service) on a deferred basis over an estimated offering period. The Financial Accounting Standards Board (“FASB”) is currently evaluating the accounting and financial reporting for revenue transactions. We believe the current proposal by the FASB would require us to materially change the way we account for revenue by requiring us to recognize more revenue upon delivery of the primary product than we currently do under current accounting standards.

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

Item 1B:     Unresolved Staff Comments
None.
Item 2:     Properties
We own our 660,000-square-foot Redwood Shores headquarters facilities located in Redwood City, California which includes a product development studio and administrative and sales functions. We also own a 418,000-square-foot product development studio facility in Burnaby, Canada. In addition to the properties we own, we lease approximately 1.2 million square feet in North America and 0.6 million square feet in Europe and Asia at various research and development, sales and administration and distribution facilities, including leases for our research and development studios in Los Angeles, California and Orlando, Florida, and our distribution center in Louisville, Kentucky.
While we continually evaluate our facility requirements, we believe that suitable additional or substitute space will be available as needed to accommodate our future needs. For information regarding our lease commitments, see Note 12 of the Notes to Consolidated Financial Statements, included in Item 8 in this report.
We do not identify or allocate our assets by operating segment. For information on long-lived assets by geography, see Note 17 of the Notes to Consolidated Financial Statements, included in Item 8 in this report.
Item 3:     Legal Proceedings

In June 2008, Geoffrey Pecover filed an antitrust class action in the United States District Court for the Northern District of California, alleging that EA obtained an illegal monopoly in a discreet antitrust market that consists of “league-branded football simulation video games” by bidding for, and winning, exclusive licenses with the NFL, Collegiate Licensing Company and Arena Football League. In December 2010, the district court granted the plaintiffs' request to certify a class of plaintiffs consisting of all consumers who purchased EA's Madden NFL, NCAA Football or Arena Football video games after 2005. In May 2012, the parties reached a settlement in principle to resolve all claims related to this action. As a result, we recognized a $27 million accrual for the fourth quarter of fiscal 2012 associated with the potential settlement. In July 2012, the plaintiffs filed a motion with the court to approve the settlement. On October 5, 2012, the court granted its preliminary approval of the settlement and held a hearing to consider the court's final approval of the settlement for February 7, 2013. As of the date of this filing, the Court has not issued an order granting its final approval of the settlement, although the Company expects that the Court will do so.
In March 2011, Robin Antonick filed a complaint in the United States District Court for the Northern District of California, alleging that he wrote the source code for the original John Madden Football game published by EA in 1988 and that EA used certain parts of that source code in later editions in the Madden franchise without compensating him.  Mr. Antonick seeks compensatory damages in the amount of almost $6 million, plus approximately $10 million in prejudgment interest, in addition to punitive damages and disgorgement of profits.  We believe that there is no merit to Mr. Antonick's claims.  We further believe the likelihood of a judgment against us that includes punitive damages or the disgorgement of profits is very remote.  The trial is scheduled to begin on June 17, 2013.
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
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “EA”. Our symbol changed from “ERTS” to “EA” on December 20, 2011. The following table sets forth the quarterly high and low sales price per share of our common stock from April 1, 2011 through March 31, 2013.

	Prices
	High	Low
Fiscal Year Ended March 31, 2012:
First Quarter	$24.42	$19.69
Second Quarter	25.05	17.62
Third Quarter	25.20	19.76
Fourth Quarter	21.30	16.34
Fiscal Year Ended March 31, 2013:
First Quarter	$16.71	$11.89
Second Quarter	14.50	10.94
Third Quarter	15.42	11.91
Fourth Quarter	19.34	13.70
Holders
There were approximately 1,380 holders of record of our common stock as of May 17, 2013, and the closing price of our common stock was $22.21 per share as reported by the NASDAQ Global Select Market. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.
Dividends
We have not paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
Stock Repurchase Plan. In February 2011, our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the following 18 months. We completed that program in April 2012. We repurchased approximately 32 million shares in the open market since under that program, including pursuant to pre-arranged stock trading plans. During the three months ended June 30, 2012, we repurchased and retired approximately 4 million shares of our common stock for approximately $71 million under that program.

In July 2012, our Board of Directors authorized a new program to repurchase up to $500 million of our common stock. Under this new program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans.  The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During fiscal year 2013, we repurchased and retired approximately 22 million shares of our common stock for approximately $278 million under this new program.

During fiscal year 2013, we repurchased and retired approximately 26 million shares of our common stock for approximately $349 million under both programs.

The following table summarizes the number of shares repurchased in the fourth quarter of the fiscal year ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
January 1-31, 2013	793,205	$14.21	793,205	$224
February 1-28, 2013	152,441	$14.54	152,441	$222
March 1-31, 2013	—	$—	—	$222
	945,646	$14.26	945,646

Stock Performance Graph
The following information shall not be deemed to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into a filing.
The following graph shows a five-year comparison of cumulative total returns during the period from March 31, 2008 through March 31, 2013, for our common stock, the S&P 500 Index (to which EA was added in July 2002), the NASDAQ Composite Index, and the RDG Technology Composite Index, each of which assumes an initial value of $100. Each measurement point is as of the end of each fiscal year ended March 31. The performance of our stock depicted in the following graph is not necessarily indicative of the future performance of our stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Electronic Arts Inc., the S&P 500 Index, the NASDAQ Composite Index,
and the RDG Technology Composite Index

*	Based on $100 invested on March 31, 2008 in stock or index, including reinvestment of dividends.

	March 31,
	2008	2009	2010	2011	2012	2013
Electronic Arts Inc.	$100	$36	$37	$39	$33	$35
S&P 500 Index	100	62	93	107	116	133
NASDAQ Composite Index	100	67	106	125	140	151
RDG Technology Composite Index	100	69	111	127	147	147

Item 6:     Selected Financial Data
ELECTRONIC ARTS INC. AND SUBSIDIARIES
SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA
(In millions, except per share data)

	Year Ended March 31,
STATEMENTS OF OPERATIONS DATA	2013	2012	2011	2010(a)	2009
Net revenue	$3,797	$4,143	$3,589	$3,654	$4,212
Cost of revenue	1,388	1,598	1,499	1,866	2,127
Gross profit	2,409	2,545	2,090	1,788	2,085
Total operating expenses	2,288	2,510	2,402	2,474	2,912
Operating income (loss)	121	35	(312)	(686)	(827)
Gains (losses) on strategic investments, net	39	—	23	(26)	(62)
Interest and other income (expense), net	(21)	(17)	10	6	34
Income (loss) before provision for (benefit from) income taxes	139	18	(279)	(706)	(855)
Provision for (benefit from) income taxes	41	(58)	(3)	(29)	233
Net income (loss)	$98	$76	$(276)	$(677)	$(1,088)
Net income (loss) per share:
Basic	$0.32	$0.23	$(0.84)	$(2.08)	$(3.40)
Diluted	$0.31	$0.23	$(0.84)	$(2.08)	$(3.40)
Number of shares used in computation:
Basic	310	331	330	325	320
Diluted	313	336	330	325	320
	As of March 31,
BALANCE SHEETS DATA	2013	2012	2011	2010(a)	2009
Cash and cash equivalents	$1,292	$1,293	$1,579	$1,273	$1,621
Short-term investments	388	437	497	432	534
Marketable equity securities	—	119	161	291	365
Working capital	408	489	1,031	1,011	1,984
Total assets	5,070	5,491	4,928	4,646	4,678
0.75% convertible senior notes due 2016, net	559	539	—	—	—
Other long-term liabilities	327	374	363	343	408
Total liabilities	2,803	3,033	2,364	1,917	1,544
Total stockholders’ equity	2,267	2,458	2,564	2,729	3,134

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

Item 7:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the fiscal year ended March 31, 2013, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K, including in the “Business” section and the “Risk Factors” above, the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” or the Consolidated Financial Statements and related Notes.
About Electronic Arts
We develop, market, publish and distribute game software content and services that can be played by consumers on a variety of platforms, including video game consoles (such as the Sony PLAYSTATION 3, Microsoft Xbox 360, and Nintendo WiiU), personal computers, mobile devices (such as the Apple iPhone and Google Android compatible phones), tablets and electronic readers (such as the Apple iPad and Amazon Kindle), and the Internet. Our ability to publish games across multiple platforms, through multiple distribution channels, and directly to consumers (online and wirelessly) has been, and will continue to be, a cornerstone of our product strategy. We have generated substantial growth in new business models and alternative revenue streams (such as subscription, micro-transactions, and advertising) based on the continued expansion of our online and wireless product and service offerings. Some of our games are based on our wholly-owned intellectual property (e.g., Battlefield, Mass Effect, Need for Speed, The Sims, Bejeweled, and Plants v. Zombies), and some of our games are based on content that we license from others (e.g., FIFA and Madden NFL). Our goal is to turn our core intellectual properties into year-round businesses available on a range of platforms. Our products and services may be purchased through physical and online retailers, platform providers such as console manufacturers and mobile carriers via digital downloads, as well as directly through our own distribution platform, including online portals such as Origin.
Financial Results
Total net revenue for the fiscal year ended March 31, 2013 was $3,797 million, down $346 million as compared to the fiscal year ended March 31, 2012. At March 31, 2013, deferred net revenue associated with sales of online-enabled games decreased by $4 million as compared to March 31, 2012, directly increasing the amount of reported net revenue during the fiscal year ended March 31, 2013. At March 31, 2012, deferred net revenue associated with sales of online-enabled games increased by $43 million as compared to March 31, 2011, directly reducing the amount of reported net revenue during the fiscal year ended March 31, 2012. Without these changes in deferred net revenue, reported net revenue would have decreased by approximately $393 million during fiscal year 2013 as compared to fiscal year 2012. Net revenue for fiscal year 2013 was driven by FIFA 13, Battlefield 3 and FIFA 12.
Net income for the fiscal year ended March 31, 2013 was $98 million as compared to a net income of $76 million for the fiscal year ended March 31, 2012. Diluted earnings per share for the fiscal year ended March 31, 2013 was $0.31 as compared to a diluted earnings per share of $0.23 for the fiscal year ended March 31, 2012. Net income increased for fiscal year 2013 as compared to fiscal year 2012 primarily as a result of (1) a $39 million gain on strategic investment from the sale of our investment in Neowiz and (2) a $222 million decrease in operating expenses. The increase in net income was partially offset by (1) a $136 million decrease in gross profit due to an 8 percent decrease in net revenue and (2) a $99 million increase in the provision for income taxes.
Trends in Our Business
Next-generation Console Systems. Both Microsoft and Sony have announced their plans to release new video game console systems in 2013. In addition, in November 2012, Nintendo released its WiiU, which succeeded the Wii. EA is investing in products and services for these next-generation consoles. In the near term, we expect to continue to develop and market products and services for current-generation consoles including the Xbox 360 and PLAYSTATION 3 while also developing products and services for next-generation console systems. The success of our products and services for these next generation consoles depends in part on the commercial success and adequate supply of these new consoles, our ability to accurately predict which platforms will be successful in the marketplace, and our ability to develop commercially successful products and services for these platforms.
Digital Content Distribution and Services.    Consumers are spending an ever-increasing portion of their money and time on interactive entertainment that is accessible online, or through mobile digital devices such as smart phones, or through social networks such as Facebook. We provide a variety of online-delivered products and services including those available through our Origin platform. Many of our games that are available as packaged goods products are also available through direct online download via the Internet. We also offer online-delivered content and services that are add-ons or related to our packaged goods products such as additional game content or enhancements of multiplayer services. Further, we provide other games, content and services that are available only via electronic delivery, such as Internet-only games and game services, and games for mobile devices.
We significantly increased the revenue that we derive from wireless, Internet-derived and advertising (digital) products and services from $1,159 million in fiscal year 2012 to $1,440 million in fiscal year 2013 and we expect this portion of our business to continue to grow in fiscal 2014 and beyond.
Wireless and Internet Platforms; Casual and Mobile Games.    Advances in technology have resulted in a variety of platforms for interactive entertainment. Examples include wireless technologies, streaming game services, and Internet-based platforms. These technologies, services and platforms grow the consumer base for our business and have led to the growth of casual and mobile gaming. Casual and mobile games are characterized by their mass appeal, simple controls, flexible monetization (including free-to-play and micro-transaction business models) and fun and approachable gameplay. These games appeal to a larger consumer demographic - including younger and older players and more female players - than video games played on console devices. We expect sales of casual and mobile games for wireless and other emerging platforms to continue to be an important part of our business.
Concentration of Sales Among the Most Popular Games.    We see a larger portion of packaged goods games sales concentrated on the most popular titles, and those titles are typically sequels of prior games. We have responded to this trend by significantly reducing the number of games that we produce to provide greater focus on our most promising intellectual properties. We published 36 primary packaged goods titles in fiscal year 2011, 22 in fiscal year 2012, 13 in fiscal year 2013, and in fiscal year 2014, we expect to release 11 major titles.
Evolving Sales Patterns.    Our business has evolved from a traditional packaged goods business model to one where our games are played on a variety of platforms including mobile devices and social networking sites. Our strategy is to transform our core intellectual properties into year-round businesses, with a steady flow of downloadable content and extensions on new platforms. Our increasingly digital, multi-platform business no longer reflects the retail sales patterns associated with traditional packaged goods launches. For example, we offer our consumers additional services and/or additional content available through online services to further enhance the gaming experience and extend the time that consumers play our games after their initial purchase. Our casual and mobile games offer free-to-play and micro-transaction models. The revenue we derive from these services has become increasingly more significant year-over-year. Our service revenue represented 24 percent, 13 percent, and 8 percent of total net revenue in fiscal year 2013, 2012, and 2011, respectively.
Recent Developments
Stock Repurchase Program.    In July 2012, our Board of Directors authorized a program to repurchase up to $500 million of our common stock. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During fiscal year 2013, we repurchased and retired approximately 22 million shares of our common stock for approximately $278 million under this new program.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (”U.S. GAAP”). The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenue and expenses during the reporting periods. The policies discussed below are considered by management to be critical because they are not only important to the portrayal of our financial condition and results of operations, but also because application and interpretation of these policies requires both management judgment and estimates of matters that are inherently uncertain and unknown. As a result, actual results may differ materially from our estimates.

Revenue Recognition, Sales Returns and Allowances, and Bad Debt Reserves
We derive revenue principally from sales of interactive software games, and related content and services on (1) video game consoles (such as the PLAYSTATION 3, Xbox 360 and WiiU) and PCs, (2) mobile devices (such as the Apple iPhone and Google Android compatible phones), and (3) tablets and electronic readers (such as the Apple iPad and Amazon Kindle). We evaluate revenue recognition based on the criteria set forth in FASB Accounting Standards Codification (“ASC”) 605, Revenue Recognition and ASC 985-605, Software: Revenue Recognition. We classify our revenue as either product revenue or service and other revenue.

Product revenue. Our product revenue includes revenue associated with the sale of software games or related content, whether delivered via a physical disc (e.g., packaged goods) or via the Internet (e.g., full-game downloads, micro-transactions), and licensing of game software to third-parties. Product revenue also includes revenue from mobile full game downloads that do not require our hosting support, and sales of tangible products such as hardware, peripherals, or collectors’ items.

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

With respect to the allocated service revenue from sales of software games with a matchmaking service mentioned above, our allocation of proceeds between product and service revenue for presentation purposes is based on management’s best estimate of the selling price of the matchmaking service with the residual value allocated to product revenue. Our estimate of the selling price of the matchmaking service is comprised of several factors including, but not limited to, prior selling prices for the matchmaking service, prices charged separately by other third-party vendors for similar service offerings, and a cost-plus-margin approach. We review the estimated selling price of the online matchmaking service on a regular basis and use this methodology consistently to allocate revenue between product and service for software game sales with a matchmaking service.

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

Online-Enabled Games

The majority of our software games can be connected to the Internet whereby a consumer may be able to download unspecified content or updates on a when-and-if-available basis (“unspecified updates”) for use with the original game software. In addition, we may also offer an online matchmaking service that permits consumers to play against each other via the Internet without a separate fee. U.S. GAAP requires us to account for the consumer’s right to receive unspecified updates or the matchmaking service for no additional fee as a “bundled” sale, or multiple-element arrangement.

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

Determining the estimated offering period is inherently subjective and is subject to regular revision based on historical online usage. For example, in determining the estimated offering period for unspecified updates associated with our online-enabled games, we consider the period of time consumers are online as online connectivity is required. During the first quarter of each fiscal year, we review consumers’ online gameplay of all online-enabled games that have been released 12 to 24 months prior to the evaluation date. For example, if our evaluation date is April 1, 2013, we evaluate all online-enabled games released between April 1, 2011 and March 31, 2012. Based on this population of games, for all players that register the game online within the first six months of release of the game to the general public, we compute the weighted-average number of days for each online-enabled game, based on when a player initially registers the game online to when that player last plays the game online. We then compute the weighted-average number of days for all online-enabled games by multiplying the weighted-average number of days for each online-enabled game by its relative percentage of total units sold from these online-enabled games (i.e., a game with more units sold will have a higher weighting to the overall computation than a game with fewer units sold). Under a similar computation, we also consider the estimated period of time between the date a game unit is sold to a reseller and the date the reseller sells the game unit to an end consumer. Based on the sum of these two calculations, we then consider the results from prior years, known online gameplay trends, as well as disclosed service periods for competitors’ games to determine the estimated offering period for future sales. Similar computations are also made for the estimated service period related to our MMO games, which is generally estimated to be eighteen months. We are currently evaluating our estimated offering period for fiscal 2014.

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
Other Multiple-Element Arrangements
In some of our multiple element arrangements, we sell tangible products with software and/or software-related offerings. These tangible products are generally either peripherals or ancillary collectors’ items, such as figurines and comic books. Revenue for these arrangements is allocated to each separate unit of accounting for each deliverable using the relative selling prices of each deliverable in the arrangement based on the selling price hierarchy described below. If the arrangement contains more than one software deliverable, the arrangement consideration is allocated to the software deliverables as a group and then allocated to each software deliverable in accordance with ASC 985-605.

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

When evaluating the adequacy of sales returns and price protection allowances, we analyze the following: historical credit allowances, current sell-through of our channel partner’s inventory of our software products, current trends in retail and the video game industry, changes in customer demand, acceptance of our software products, and other related factors. In addition, we monitor the volume of sales to our channel partners and their inventories, as substantial overstocking in the distribution channel could result in high returns or higher price protection in subsequent periods.

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

In assessing impairment on our goodwill, we first analyze qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The qualitative factors we assess include long-term prospects of our performance, share price trends, and Company specific events. If we conclude it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, we do not need to perform the two-step impairment test. If based on that assessment, we believe it is more likely than not that the fair value of the reporting unit is less than its carrying value, a two-step goodwill impairment test will be performed. The first step measures for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to the individual assets and liabilities within each reporting unit. Reporting units are determined by the components of operating segments that constitute a business for which (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component. We determined that it was more likely than not that the fair value of our reporting unit exceeded its carrying amount, and, as such, we did not need to perform the two-step impairment test.

To determine the fair value of each reporting unit used in the first step, we use the market approach, which utilizes comparable companies’ data, the income approach, which utilizes discounted cash flows, or a combination thereof. Determining whether an event or change in circumstances does or does not indicate that the fair value of a reporting unit is below its carrying amount is inherently subjective. Each step requires us to make judgments and involves the use of significant estimates and assumptions. These estimates and assumptions include long-term growth rates, tax rates, and operating margins used to calculate projected future cash flows, risk-adjusted discount rates based on a weighted average cost of capital, future economic and market conditions and determination of appropriate market comparables. As of our last annual assessment of goodwill in the fourth quarter of fiscal year 2013, we concluded that the estimated fair value of our reporting unit significantly exceeded its carrying amount and we have not identified any indicators of impairment since that assessment. Our estimates for market growth, our market share and costs are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business.

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

Royalty-based obligations with content licensors and distribution affiliates are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of revenue generally at the greater of the contractual rate or an effective royalty rate based on the total projected net revenue for contracts with guaranteed minimums. Significant judgment is required to estimate the effective royalty rate for a particular contract. Because the computation of effective royalty rates requires us to project future revenue, it is inherently subjective as our future revenue projections must anticipate a number of factors, including (1) the total number of titles subject to the contract, (2) the timing of the release of these titles, (3) the number of software units we expect to sell, which can be impacted by a number of variables, including product quality, the timing of the title’s release and competition, and (4) future pricing. Determining the effective royalty rate for our titles is particularly challenging due to the inherent difficulty in predicting the popularity of entertainment products. Furthermore, if we conclude that we are unable to make a reasonably reliable forecast of projected net revenue, we recognize royalty expense at the greater of contract rate or on a straight-line basis over the term of the contract. Accordingly, if our future revenue projections change, our effective royalty rates would change, which could impact the amount and timing of royalty expense we recognize.

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
Based on the assumptions and requirements noted above, we have recorded a valuation allowance against most of our U.S. deferred tax assets. In addition, we expect to provide a valuation allowance on future U.S. tax benefits until we can sustain a level of profitability in the United States, or until other significant positive evidence arises that suggest that these benefits are more likely than not to be realized.
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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ended March 31, 2013, 2012, and 2011 each contained 52 weeks and ended on March 30, 2013, March 31, 2012, and April 2, 2011, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month-end.

Net Revenue
Net revenue consists of sales generated from (1) video games sold as packaged goods or as digital downloads and designed for play on video game consoles (such as the PLAYSTATION 3, Xbox 360 and WiiU) and PCs, (2) video games for mobile devices (such as the Apple iPhone and Google Android compatible phones), (3) video games for tablets and electronic readers (such as the Apple iPad and Amazon Kindle), (4) separate software products and content and online game services associated with these products, (5) programming third-party websites with our game content, (6) allowing other companies to manufacture and sell our products in conjunction with other products, and (7) advertisements on our online web pages and in our games.

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

Comparison of Fiscal Year 2013 to Fiscal Year 2012
Net Revenue
For fiscal year 2013, net revenue was $3,797 million and decreased $346 million, or 8 percent, as compared to fiscal year 2012. This decrease was driven by a $1,181 million decrease in revenue primarily from the Battlefield, Crysis, Dragon Age, Portal, and Need for Speed franchises. This decrease was partially offset by an $835 million increase in revenue primarily from the FIFA, Mass Effect, and FIFA Street franchises.

Net Revenue by Product Revenue and Service and Other Revenue

Our total net revenue by product revenue and service and other revenue for fiscal years 2013 and 2012 was as follows (in millions):

	Year Ended March 31,
	2013	2012	$ Change	% Change
Net revenue:
Product	$2,738	$3,415	$(677)	(20)%
Service and other	1,059	728	331	45%
Total net revenue	$3,797	$4,143	$(346)	(8)%

Product Revenue

For fiscal year 2013, product revenue was $2,738 million, primarily driven by FIFA 13, Battlefield 3, and Madden NFL 13. Product revenue for fiscal year 2013 decreased $677 million, or 20 percent, as compared to fiscal year 2012. This decrease was driven by a $1,224 million decrease primarily from the Battlefield, Crysis, Dragon Age, Portal, and Need for Speed franchises. This decrease was partially offset by a $547 million increase primarily from the Mass Effect, FIFA, and FIFA Street franchises.

Service and Other Revenue

For fiscal year 2013, service and other revenue was $1,059 million, primarily driven by Star Wars: The Old Republic and FIFA 13 Ultimate Team, as well as Battlefield 3 Premium subscriptions. Service and other revenue for fiscal year 2013 increased $331 million, or 45 percent, as compared to fiscal year 2012. This increase was driven by a $396 million increase primarily from services associated with the FIFA and Battlefield franchises, along with Star Wars: The Old Republic (which launched in December 2011). This increase was partially offset by a $65 million decrease from Pogo-branded online game services and certain franchises including Warhammer and Ultima Online.

Net Revenue by Geography

	Year Ended March 31,
(In millions)	2013	2012	$ Change	% Change
North America	$1,701	$1,991	$(290)	(15)%
Europe	1,867	1,898	(31)	(2)%
Asia	229	254	(25)	(10)%
Total net revenue	$3,797	$4,143	$(346)	(8)%

Net revenue in North America was $1,701 million, or 45 percent of total net revenue for fiscal year 2013, compared to $1,991 million, or 48 percent of total net revenue for fiscal year 2012, a decrease of $290 million, or 15 percent. This decrease was driven by a $657 million decrease from certain franchises including Battlefield, Dragon Age, Portal, Crysis, and Need for Speed franchises. This decrease was offset by a $367 million increase primarily from the Mass Effect franchise, as well as Star Wars: The Old Republic and Kingdoms of Amalur: Reckoning. Net revenue in Europe was $1,867 million, or 49 percent of total net revenue during fiscal year 2013, compared to $1,898 million, or 46 percent of total net revenue during fiscal year 2012, a decrease of $31 million, or 2 percent. We estimate that foreign exchange rates (primarily due to the Euro and Swiss Franc) decreased reported net revenue in Europe by approximately $119 million, or 6 percent, for fiscal year 2013. Excluding the effect of foreign exchange rates from Net revenue in Europe, we estimate that Net revenue in Europe increased by approximately $88 million, or 4 percent, for fiscal year 2013 as compared to fiscal year 2012. Net revenue in Europe increased primarily due to our Battlefield, Crysis, Need for Speed, Dragon Age, and The Sims franchises, partially offset by decreased revenue in our FIFA, Mass Effect, and FIFA Street franchises during fiscal year 2013. Net revenue in Asia was $229 million, or 6 percent of total net revenue for fiscal year 2013, compared to $254 million, or 6 percent of total net revenue for fiscal year 2012, a decrease of $25 million, or 10 percent. We estimate that foreign exchange rates decreased reported net revenue in Asia by approximately $8 million, or 3 percent, for fiscal year 2013. Excluding the effect of foreign exchange rates from Net revenue in Asia, we estimate that Net revenue in Asia decreased by approximately $17 million, or 7 percent, for fiscal year 2013 as compared to fiscal year 2012. Net revenue in Asia decreased primarily due to decreased sales in our Crysis, Battlefield, Portal, Dragon Age, and Alice franchises partially offset by increased revenue in our FIFA, Mass Effect, and Medal of Honor franchises during fiscal year 2013.

Supplemental Net Revenue by Revenue Composition
As we continue to evolve our business and more of our products are delivered to consumers digitally, we place a greater emphasis and focus on assessing our business through a review of net revenue by revenue composition.

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

Our total net revenue by revenue composition for fiscal years 2013 and 2012 was as follows (in millions):

	Year Ended March 31,
	2013	2012	$ Change	% Change
Publishing and other	$2,028	$2,736	$(708)	(26)%
Wireless, Internet-derived, and advertising (digital)	1,663	1,227	436	36%
Distribution	102	223	(121)	(54)%
Net Revenue before Revenue Deferral	3,793	4,186	(393)	(9)%

Revenue Deferral	(3,022)	(3,142)	120	4%
Recognition of Revenue Deferral	3,026	3,099	(73)	(2)%
Total net revenue	$3,797	$4,143	$(346)	(8)%

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

For fiscal year 2013, publishing and other Net Revenue before Revenue Deferral was $2,028 million, primarily driven by FIFA 13, Madden NFL 13, and Need for Speed Most Wanted. Publishing and other Net Revenue before Revenue Deferral for fiscal year 2013 decreased $708 million, or 26 percent, as compared to fiscal year 2012. This decrease was driven by a $1,130 million decrease in sales primarily from the Battlefield and Mass Effect franchises, as well as Star Wars: The Old Republic. This decrease was partially offset by a $422 million increase in sales primarily from the FIFA, Medal of Honor, and Dead Space franchises.

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

For fiscal year 2013, digital Net Revenue before Deferral was $1,663 million, an increase of $436 million, or 36 percent, as compared to fiscal year 2012. This increase is due to (1) a $221 million or 51 percent increase in extra content and free-to-play sales primarily driven by the FIFA and Bejeweled franchises, along with Star Wars: The Old Republic, (2) a $136 million or 47 percent increase in subscription and advertising sales primarily driven by Battlefield 3 Premium subscriptions, (3) an $86 million or 30 percent increase in mobile sales primarily driven by The Simpsons: Tapped Out and FIFA World Class Soccer. These increases were partially offset by a $7 million or 3 percent decrease in full-game download sales primarily driven by Star Wars: The Old Republic and the Battlefield franchise.

Distribution Revenue

For fiscal year 2013, distribution net revenue was $102 million and decreased $121 million, or 54 percent, as compared to fiscal year 2012, due to a decrease in sales primarily from the Portal franchise and to a lesser extent, our Switzerland distribution business.

Revenue Deferral

Revenue Deferral for fiscal year 2013 decreased $120 million, or 4 percent, as compared to fiscal year 2012. This decrease was primarily due to a $708 million decrease in Net Revenue before Revenue Deferral related to our publishing and other sales, which was partially offset by a higher percentage of digital sales being deferred and recognized over time, due in part to a 51 percent increase in extra content and free-to-play sales, a 47 percent increase in subscription and advertising revenue, a 30 percent increase in mobile sales, all of which contain an online service component requiring revenue recognition over the period of time that the service is delivered.

Recognition of Revenue Deferral

Our non-distribution sales are generally deferred and recognized over a weighted average six-month period, and therefore, the related revenue recognized in any fiscal year is primarily due to sales that occurred during the respective twelve months period ended December 31. The Recognition of Revenue Deferral for fiscal year 2013 decreased $73 million, or 2 percent, as compared to fiscal year 2012. This decrease was primarily due to lower publishing sales during the twelve months ended December 31, 2013 as compared to the same period in fiscal year 2012.

We anticipate that our fiscal year 2014 net revenue will be lower than our fiscal year 2013 net revenue as a result of a change in our estimated offering period, partially offset by an increase in sales. While we have not completed our evaluation of our estimated offering period for fiscal year 2014, we anticipate our weighted-average estimated offering period for our products and services to be longer than our historical experience of generally six months as consumers are spending more time playing our games online. We do not expect this change in estimated offering period to impact the amount of Net Revenue before Revenue Deferral or operating cash flows we report. We expect net revenue to be up to $500 million lower than Net Revenue Before Deferral in fiscal year 2014 due primarily to the change in estimated offering period.

Product Revenue and Service and Other Revenue by Revenue Composition

Our product and service and other revenue by revenue composition for fiscal years 2013 and 2012 was as follows (in millions):

	Year Ended March 31
	2013	2012
Product revenue:
Publishing and other	$2,164	$2,674
Wireless, Internet-derived, and advertising (digital)	472	518
Distribution	102	223
Total product revenue	2,738	3,415

Service and other revenue:
Publishing and other	91	87
Wireless, Internet-derived, and advertising (digital)	968	641
Total service and other revenue	1,059	728
Total net revenue	$3,797	$4,143

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

Cost of Revenue

Total cost of revenue for fiscal years 2013 and 2012 was as follows (in millions):

	March 31, 2013	% of Related Net Revenue	March 31, 2012	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$1,085	39.6%	$1,374	40.2%	(21.0)%	(0.6)%
Service and other	303	28.6%	224	30.8%	35.3%	(2.2)%
Total cost of revenue	$1,388	36.6%	$1,598	38.6%	(13.1)%	(2.0)%

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

Cost of product revenue decreased by $289 million, or 21.0 percent in fiscal year 2013, as compared to fiscal year 2012. The decrease was primarily due to a decrease in the number of titles released, which led to a 19 percent decrease in publishing and other revenue and a 54 percent decrease in distribution revenue, during fiscal year 2013, as compared to fiscal year 2012.

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

Cost of service and other revenue increased by $79 million, or 35.3 percent in fiscal year 2013, as compared to fiscal year 2012. The increase was primarily due to increased server and support costs due to the release of more online-connected and subscription-based titles and related content during fiscal year 2013, as compared to fiscal year 2012.

Total Cost of Revenue as a Percentage of Total Net Revenue

During fiscal year 2013, total cost of revenue as a percentage of total net revenue decreased by 2.0 percent as compared to fiscal year 2012. This decrease as a percentage of net revenue is primarily due to (1) a 54 percent decrease in distribution revenue which has higher costs and (2) a greater percentage of net revenue from our digital products and services that have a lower cost than our publishing and other products.

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
Research and development expenses for fiscal years 2013 and 2012 were as follows (in millions):

March 31, 2013	% of Net Revenue	March 31, 2012	% of Net Revenue	$ Change	% Change
$1,153	30%	$1,180	28%	$(27)	(2)%
Research and development expenses decreased by $27 million, or 2 percent, in fiscal year 2013, as compared to fiscal year 2012. This decrease was primarily due to (1) a $17 million decrease in incentive-based compensation expense, (2) a $14 million decrease in contracted services, and (3) a $9 million decrease in stock-based compensation expense. These decreases were partially offset by a $17 increase million in personnel-related costs.
Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for fiscal years 2013 and 2012 were as follows (in millions):

March 31, 2013	% of Net Revenue	March 31, 2012	% of Net Revenue	$ Change	% Change
$788	21%	$883	21%	$(95)	(11)%
Marketing and sales expenses decreased by $95 million, or 11 percent, in fiscal year 2013, as compared to fiscal year 2012. The decrease was primarily due to (1) a $111 million decrease in advertising and promotional spending on our franchises due to fewer frontline title releases as compared to the prior year, (2) a $7 million decrease in contracted services, and (3) a $7 million decrease in incentive-based compensation expense. This was partially offset by a $29 million increase in personnel-related costs.
Marketing and sales expenses included vendor reimbursements for advertising expenses of $45 million and $39 million in fiscal years 2013 and 2012, respectively.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for fiscal years 2013 and 2012 were as follows (in millions):

March 31, 2013	% of Net Revenue	March 31, 2012	% of Net Revenue	$ Change	% Change
$354	9%	$377	9%	$(23)	(6)%
General and administrative expenses decreased by $23 million, or 6 percent, in fiscal year 2013, as compared to fiscal year 2012. The decrease was primarily due to (1) a $27 million accrual related to a settlement of a litigation matter recorded in fiscal year 2012, (2) a $12 million decrease in contracted services primarily related to litigation matters, and (3) a $10 million decrease in incentive-based compensation expense. This was partially offset by an increase in personnel-related costs for $26 million.
Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration for fiscal years 2013 and 2012 were as follows (in millions):

March 31, 2013	% of Net Revenue	March 31, 2012	% of Net Revenue	$ Change	% Change
$(64)	(2)%	$11	—%	$(75)	(682)%
Acquisition-related contingent consideration expense decreased by $75 million, or 682 percent, in fiscal year 2013, as compared to fiscal year 2012, primarily resulting from decreases in our accrual related to our PopCap acquisition.
Amortization of Intangibles
Amortization of intangibles for fiscal years 2013 and 2012 were as follows (in millions):

March 31, 2013	% of Net Revenue	March 31, 2012	% of Net Revenue	$ Change	% Change
$30	1%	$43	1%	$(13)	(30)%
Amortization of intangibles decreased by $13 million, or 30 percent, in fiscal year 2013, as compared to fiscal year 2012, primarily due to certain intangible assets from our prior year acquisitions being fully amortized during fiscal year 2012. This decrease was partially offset by $5 million of impairment charges recognized in fiscal year 2013.
Restructuring and Other Charges
Restructuring and other charges for fiscal years 2013 and 2012 were as follows (in millions):

March 31, 2013	% of Net Revenue	March 31, 2012	% of Net Revenue	$ Change	% Change
$27	1%	$16	—%	$11	69%

During fiscal year 2013, restructuring and other charges increased by $11 million, or 69 percent, as compared to fiscal year 2012, primarily due to (1) $22 million in costs in connection with our fiscal 2013 restructuring, which was initiated in this fiscal year, and (2) a $10 million gain on the sale of our facility in Chertsey, England related to our fiscal 2008 reorganization that was recognized during fiscal year 2012, and for which there was no comparable gain in the current year. These increases were partially offset by costs that were recognized during fiscal year 2012 comprised of (1) $15 million expense adjustment for the amendment of certain licensing agreements related to our fiscal 2011 restructuring plan, and (2) $6 million in IT and other costs to assist in reorganizing certain activities. See the “Liquidity and Capital Resources” section on page 45 for additional information regarding our restructuring plans.
We expect to incur $8 million non-cash accretion of interest expense through June 2016, related to the amendment of a licensing and developer agreement under our fiscal 2011 restructuring plan. We do not expect to incur any additional restructuring charges under any other prior plans.

Gains on Strategic Investments, Net
Gains on strategic investments, net, for fiscal years 2013 and 2012 were as follows (in millions):

March 31, 2013	% of Net Revenue	March 31, 2012	% of Net Revenue	$ Change	% Change
$39	1%	$—	—%	$39	—%
During fiscal year 2013, we sold our investment in Neowiz for proceeds of $72 million, and realized a gain of $39 million, net of costs to sell. We did not recognize any impairment charges or losses on our marketable equity securities during the year ended March 31, 2013.
Interest and Other Income (Expense), Net
Interest and other income (expense), net, for fiscal years 2013 and 2012 were as follows (in millions):

March 31, 2013	% of Net Revenue	March 31, 2012	% of Net Revenue	$ Change	% Change
$(21)	(1)%	$(17)	—%	$(4)	(24)%
Interest and other income (expense), net increased by $4 million, or 24 percent, during fiscal year 2013 as compared to the fiscal year 2012, primarily due to (1) a $22 million change due to a $1 million loss in the current year compared to a $21 million gain in the prior year in foreign currency forward contract gains and losses, (2) a $9 million increase in interest expense, including the amortization of debt discount recognized in connection with our 0.75% Convertible Senior Notes due 2016, and (3) a $3 million decrease in interest income as a result of decreasing average cash balances. This was partially offset by a $31 million increase in foreign currency transaction gains as compared to the same period in the prior year.
Income Taxes
Provision for (benefit from) income taxes for fiscal years 2013 and 2012 was as follows (in millions):

March 31, 2013	Effective Tax Rate	March 31, 2012	Effective Tax Rate
$41	29.5%	$(58)	(322.2)%
Our effective tax rate for the fiscal year 2013 was a tax expense of 29.5%. The fiscal year 2013 effective tax rate differs from the statutory rate of 35.0 percent primarily due to the U.S. losses for which no benefit is recognized and non-deductible stock-based compensation, offset by non-U.S. profits subject to reduced or zero tax rates and the nontaxable change in the estimated fair value of acquisition-related contingent consideration.
Our effective tax rate for the fiscal year 2012 was a tax benefit of 322.2 percent. In fiscal year 2012, we recorded approximately $58 million of additional net deferred tax liabilities related to the PopCap and KlickNation Corporation (“KlickNation”) acquisitions. These additional deferred tax liabilities create a new source of taxable income, thereby requiring us to release a portion of our deferred tax asset valuation allowance with a related reduction in income tax expense of $58 million. In addition, during the three months ended March 31, 2012, we recorded $48 million of additional tax benefits related to the expiration of statutes of limitations in non-U.S. tax jurisdictions.
The fiscal year 2012 effective tax rate differs from the statutory rate of 35.0 percent as a result of the utilization of U.S. deferred tax assets subject to a valuation allowance and non-U.S. profits subject to a reduced or zero tax rate, partially offset by non-deductible stock-based compensation. In addition, the fiscal year 2012 effective tax rate is impacted by tax benefits related to the expiration of statutes of limitations and the resolution of examinations by taxing authorities, as well as a reduction in the U.S. valuation allowance related to the PopCap and KlickNation acquisitions.
Our effective income tax rates for fiscal year 2014 and future periods will depend on a variety of factors, including changes in the deferred tax valuation allowance, changes in our business such as acquisitions and intercompany transactions, changes in our international structure, changes in the geographic location of business functions or assets, changes in the geographic mix of income, changes in or termination of our agreements with tax authorities, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile.

Certain taxable temporary differences that are not expected to reverse during the carry forward periods permitted by tax law have not been considered as a source of future taxable income that is available to realize the benefit of deferred tax assets.
The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. The Act contains a number of provisions including, most notably, an extension of the research tax credit through December 31, 2013. The Act did not have a material impact on our effective tax rate for fiscal 2013 due to the effect of the valuation allowance on our deferred tax assets.
We historically have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. taxes have been provided thereon. We currently intend to continue to indefinitely reinvest the undistributed earnings of our foreign subsidiaries outside of the United States.

Comparison of Fiscal Year 2012 to Fiscal Year 2011
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
Net revenue in North America was $1,991 million, or 48 percent of total net revenue for fiscal year 2012, compared to $1,836 million, or 51 percent of total net revenue for fiscal year 2011, an increase of $155 million, or 8 percent. Net revenue in Europe and Asia was $2,152 million, or 52 percent of total net revenue for fiscal year 2012, compared to $1,753 million, or 49 percent of total net revenue for fiscal year 2011, an increase of $399 million, or 23 percent. The rapid increase in revenue outside of North America was primarily the result of increased sales from our FIFA, Battlefield, and Crysis franchises in Europe. Additionally, the value of the U.S. dollar relative to foreign currencies contributed to an increase of total reported net revenue of approximately $143 million (primarily the Swiss Franc and Australian Dollar), or 3 percent of total net revenue.

Supplemental Net Revenue by Revenue Composition
Our total net revenue by revenue composition for the fiscal years ended March 31, 2012 and 2011 was as follows (in millions):

	Year Ended March 31,
	2012	2011	$ Change	% Change
Publishing and other	$2,736	$2,781	$(45)	(2)%
Wireless, Internet-derived, and advertising (digital)	1,227	833	394	47%
Distribution	223	214	9	4%
Net Revenue before Revenue Deferral	4,186	3,828	358	9%

Revenue Deferral	(3,142)	(2,769)	(373)	13%
Recognition of Revenue Deferral	3,099	2,530	569	22%
Net Revenue	$4,143	$3,589	$554	15%
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

	Year Ended March 31,
	2012	2011
Product revenue:
Publishing and other	$2,674	$2,558
Wireless, Internet-derived, and advertising (digital)	518	409
Distribution	223	214
Total product revenue	3,415	3,181

Service and other revenue:
Publishing and other	87	74
Wireless, Internet-derived, and advertising (digital)	641	334
Total service and other revenue	728	408
Total net revenue	$4,143	$3,589

Cost of Revenue
Total cost of revenue for fiscal years 2012 and 2011 was as follows (in millions):

	March 31, 2012	% of Related Net Revenue	March 31, 2011	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$1,374	40.2%	$1,407	44.2%	(2.3)%	(4.0)%
Service and other	224	30.8%	92	22.5%	143.5%	8.3%
Total cost of revenue	$1,598	38.6%	$1,499	41.8%	6.6%	(3.2)%

Cost of Product Revenue
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
Total Cost of Revenue as a Percentage of Total Net Revenue
During fiscal year 2012, total cost of revenue as a percentage of total net revenue decreased by 3.2 percent as compared to fiscal year 2011. This decrease as a percentage of net revenue was primarily due to (1) a greater percentage of net revenue from our digital products, that have a lower cost than our other products, which positively impacted gross profit as a percentage of total revenue by approximately 3.5 percent and (2) a $196 million decrease in the change in deferred net revenue related to certain online-enabled games for fiscal year 2012 as compared to fiscal year 2011, which positively impacted gross profit as a percent of total net revenue by 2.2 percent. These decreases are partially offset by (1) increased expenses related to our online and customer experience initiatives, which negatively impacted gross profit as a percentage of total net revenue by 1.2 percent, (2) an increase in amortization of our acquisition-related intangibles resulting mainly from the PopCap acquisition in fiscal year 2012, which negatively impacted gross profit as a percentage of total net revenue by 0.9 percent, and (3) an increase in sales of our distribution products which carry a higher royalty percentage than our other products, which negatively impacted gross profit as a percentage of total net revenue by 0.9 percent.
Research and Development
Research and development expenses for fiscal years 2012 and 2011 were as follows (in millions):

March 31, 2012	% of Net Revenue	March 31, 2011	% of Net Revenue	$ Change	% Change
$1,180	28%	$1,124	31%	$56	5%
Research and development expenses increased by $56 million, or 5 percent, in fiscal year 2012, as compared to fiscal year 2011. This increase was primarily due to (1) a $66 million increase in personnel-related costs and (2) a $13 million increase in facilities-related expenses both primarily resulting from an increase in headcount in connection with recent acquisitions. These increases were partially offset by a $23 million decrease in development costs primarily due to a decrease in titles under development.
Marketing and Sales
Marketing and sales expenses for fiscal years 2012 and 2011 were as follows (in millions):

March 31, 2012	% of Net Revenue	March 31, 2011	% of Net Revenue	$ Change	% Change
$883	21%	$781	22%	$102	13%
Marketing and sales expenses increased by $102 million, or 13 percent, in fiscal year 2012, as compared to fiscal year 2011. The increase was primarily due to (1) a $48 million increase in additional personnel-related costs resulting from an increase in headcount in connection with recent acquisitions, (2) a $29 million increase in marketing, advertising and promotional spending, and (3) an $18 million increase in contracted service costs related to online and customer relationship initiatives.
Marketing and sales expenses included vendor reimbursements for advertising expenses of $39 million and $31 million in fiscal years 2012 and 2011, respectively.
General and Administrative
General and administrative expenses for fiscal years 2012 and 2011 were as follows (in millions):

March 31, 2012	% of Net Revenue	March 31, 2011	% of Net Revenue	$ Change	% Change
$377	9%	$296	8%	$81	27%
General and administrative expenses increased by $81 million, or 27 percent, in fiscal year 2012, as compared to fiscal year 2011. The increase was primarily due to (1) a $35 million increase in contracted service costs related to online initiatives, litigation, and recent acquisitions, (2) a $27 million accrual related to a potential settlement of an on-going litigation matter, (3) a $17 million increase in additional personnel-related costs resulting from an increase in headcount in connection with recent acquisitions, and (4) a $13 million increase in bad debt expense. These increases were partially offset by a $14 million decrease in facility overhead costs.

Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration for fiscal years 2012 and 2011 were as follows (in millions):

March 31, 2012	% of Net Revenue	March 31, 2011	% of Net Revenue	$ Change	% Change
$11	—%	$(17)	—%	$28	165%
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
Amortization of Intangibles
Amortization of intangibles for fiscal years 2012 and 2011 were as follows (in millions):

March 31, 2012	% of Net Revenue	March 31, 2011	% of Net Revenue	$ Change	% Change
$43	1%	$57	2%	$(14)	(25)%
Amortization of intangibles decreased by $14 million, or 25 percent, in fiscal year 2012, as compared to fiscal year 2011. This decrease was primarily due to certain intangible assets from our prior year acquisitions being fully amortized during the fiscal year 2012.
Restructuring and Other Charges
Restructuring and other charges for fiscal years 2012 and 2011 were as follows (in millions):

March 31, 2012	% of Net Revenue	March 31, 2011	% of Net Revenue	$ Change	% Change
$16	—%	$161	4%	$(145)	(90)%
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
Gains on Strategic Investments, Net
Gains on strategic investments, net, for fiscal years 2012 and 2011 were as follows (in millions):

March 31, 2012	% of Net Revenue	March 31, 2011	% of Net Revenue	$ Change	% Change
$—	—%	$23	1%	$(23)	(100)%
We did not recognize any impairment charges or losses during the year ended March 31, 2012. During the year ended March 31, 2011, we realized a gain of $28 million, net of costs to sell, from the sale of our investment in Ubisoft.
Interest and Other Income (Expense), Net
Interest and other income (expense), net, for fiscal years 2012 and 2011 were as follows (in millions):

March 31, 2012	% of Net Revenue	March 31, 2011	% of Net Revenue	$ Change	% Change
$(17)	—%	$10	—%	$(27)	(270)%
Interest and other income (expense), net decreased by $27 million, or 270 percent, during fiscal year 2012 as compared to fiscal year 2011, primarily due to (1) a $19 million increase in interest expense due to our 0.75% Convertible Senior Notes due 2016, which were issued in July 2011 and (2) an $8 million increase in foreign currency transaction losses as compared to the same period in the prior year.

Income Taxes
Benefit from income taxes for fiscal years 2012 and 2011 was as follows (in millions):

March 31, 2012	Effective Tax Rate	March 31, 2011	Effective Tax Rate
$(58)	(322.2)%	$(3)	(1.1)%
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
Impact of Recently Issued Accounting Standards
In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates new disclosure requirements about the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, to address concerns expressed by preparers while still providing useful information about certain transactions involving master netting arrangements. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. We do not expect the adoption of ASU 2011-11 and ASU 2013-01 to have a material impact on our Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, effective prospectively for fiscal years beginning after December 15, 2012. The amendments of this ASU require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We do not expect the adoption of ASU 2013-02 to have a material impact on our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

	As of March 31,		Decrease
(In millions)	2013	2012
Cash and cash equivalents	$1,292	$1,293	$(1)
Short-term investments	388	437	(49)
Marketable equity securities	—	119	(119)
Total	$1,680	$1,849	$(169)
Percentage of total assets	33%	34%
	Year Ended March 31,		Change
(In millions)	2013	2012
Cash provided by operating activities	$324	$277	$47
Cash provided by (used in) investing activities	32	(689)	721
Cash provided by (used in) financing activities	(345)	140	(485)
Effect of foreign exchange on cash and cash equivalents	(12)	(14)	2
Net decrease in cash and cash equivalents	$(1)	$(286)	$285
Changes in Cash Flow
Operating Activities. Cash provided by operating activities increased $47 million during the fiscal year ended March 31, 2013 as compared to the fiscal year ended March 31, 2012, primarily due to (1) a decrease in prepaid royalty advances, (2) a decrease in royalty payments, and (3) a decrease in marketing and advertising spend as a result of a decrease in the number of titles released as compared to the prior year. These decreases in cash outflows were offset by an increase in personnel-related costs.
Investing Activities. Cash provided by investing activities increased $721 million during the fiscal year ended March 31, 2013, as compared to the fiscal year ended March 31, 2012, primarily driven by (1) a $666 million decrease in cash used for acquisitions, the majority of which was used to fund our acquisition of PopCap during the six months ended September 30, 2011, (2) proceeds of $72 million from the sale of our marketable equity securities, (3) a decrease of $66 million in capital expenditures, and (4) a $54 million decrease in the amount of short-term investments purchased in fiscal year 2013 as compared to fiscal year 2012. This was partially offset by a $67 million decrease in proceeds from maturities and sales of short-term investments in fiscal year 2013 as compared to fiscal year 2012.
Financing Activities. Cash used in financing activities increased $485 million during the fiscal year ended March 31, 2013, as compared to the fiscal year ended March 31, 2012 primarily due to (1) $617 million in proceeds received from the sale of our 0.75% Convertible Senior Notes due 2016, net of issuance costs that occurred in fiscal year 2012, (2) $65 million in proceeds received from the issuance of Warrants in connection with the Notes in the fiscal year 2012, and (3) a $23 million decrease in proceeds received from issuance of common stock in connection with our Employee Stock Purchase Plan during fiscal year 2013 as compared to fiscal year 2012. This was partially offset by (1) a $122 million decrease in the repurchase and retirement of common stock during fiscal year 2013 as compared to fiscal year 2012, and (2) $107 million paid for the purchase of the Convertible Note Hedge during fiscal year 2012.
Short-term Investments and Marketable Equity Securities
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of March 31, 2013, our short-term investments had gross unrealized gains of $1 million, or less than 1 percent of the total in short-term investments, and gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.
Our marketable equity securities as of March 31, 2012 consisted of common shares of Neowiz. The fair value of our marketable equity securities decreased by $119 million in fiscal year 2013. The decrease is attributed to the sale of our investment in Neowiz during fiscal year 2013. We received proceeds of $72 million and realized a gain of $39 million, net of costs to sell. The realized gain is included in gains on strategic investments, net, in our Consolidated Statements of Operations.
Contingent Consideration
As of March 31, 2013, primarily in connection with our acquisitions of PopCap, KlickNation, and Chillingo Limited (“Chillingo”), we may be required to pay an additional $566 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2015. As of March 31, 2013, we have accrued $43 million of contingent consideration on our Consolidated Balance Sheet representing the estimated fair value of the contingent consideration. We have not paid any earn-out to date for the PopCap acquisition.
Fiscal 2013 Restructuring
On May 7, 2012, we announced a restructuring plan to align our cost structure with our ongoing digital transformation. Under this plan, we reduced our workforce, terminated licensing agreements, and consolidated or closed various facilities. As of March 31, 2013, we have completed all actions under this restructuring plan.

Since the inception of the fiscal 2013 restructuring plan through March 31, 2013, we have incurred charges of $22 million, consisting of (1) $10 million in employee-related expenses, (2) $9 million related to license termination costs, and (3) $3 million related to the closure of certain of our facilities. Substantially all of these costs have been settled in cash as of March 31, 2013, with the exception of approximately $3 million of license and lease termination costs, which will be settled by August 2016. We expect to incur cash expenditures through August 2016 of approximately $2 million through fiscal year 2015 and less than $1 million thereafter.
Fiscal 2011 Restructuring
In connection with our fiscal 2011 restructuring plan, we expect to incur cash expenditures through June 2016 of approximately (1) $26 million in fiscal year 2014, (2) $18 million in fiscal year 2015, (3) $3 million in fiscal year 2016, and (4) $18 million in fiscal year 2017. The actual cash expenditures are variable as they will be dependent upon the actual revenue we generate from certain games.
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

In addition, in July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provide us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock at a strike price of $31.74, which corresponds to the conversion price of the Notes and is equal to the number of shares of our common stock that notionally underlie the Notes. As of March 31, 2013, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge.
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
See Note 11 to the Consolidated Financial Statements for additional information related to our 0.75% Convertible Senior Notes due 2016.
Credit Facility
On August 30, 2012, we entered into a $500 million senior unsecured revolving credit facility with a syndicate of banks.  The credit facility terminates on February 29, 2016 and contains an option to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $250 million in additional commitments for revolving loans.  Proceeds of loans made under the credit facility may be used for general corporate purposes.

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
As of March 31, 2013, no amounts were outstanding under the credit facility.
Financial Condition
We believe that our cash, cash equivalents, short-term investments, cash generated from operations and available financing facilities will be sufficient to meet our operating requirements for at least the next 12 months, including working capital requirements, capital expenditures, and potentially, future acquisitions, stock repurchases, or strategic investments. We may choose at any time to raise additional capital to strengthen our financial position, facilitate expansion, repurchase our stock, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.
As of March 31, 2013, approximately $993 million of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

In February 2011, our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the following 18 months. We completed our program in April 2012. We repurchased approximately 32 million shares in the open market since under that program, including pursuant to pre-arranged stock trading plans. During fiscal years 2013 and 2012, we repurchased and retired approximately 4 million and 25 million shares of our common stock for approximately $71 million and $471 million, respectively, under that plan.

In July 2012, our Board of Directors authorized a new program to repurchase up to $500 million of our common stock. Under this new program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans.  The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During fiscal year 2013, we repurchased and retired approximately 22 million shares of our common stock for approximately $278 million under this new program.

During fiscal years 2013 and 2012, we repurchased and retired approximately 26 million and 25 million shares of our common stock for approximately $(349) million and $(471) million, respectively, for both plans.
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

The following table summarizes our minimum contractual obligations as of March 31, 2013, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

		Fiscal Year Ending March 31,
	Total	2014	2015	2016	2017	2018	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,144	$158	$178	$228	$69	$53	$458
Marketing commitments	223	37	47	35	20	20	64
Operating leases	174	50	44	32	17	13	18
0.75% Convertible Senior Notes due 2016 interest (a)	17	5	5	5	2	—	—
Other purchase obligations	39	28	9	2	—	—	—
Total unrecognized commitments	1,597	278	283	302	108	86	540

Recognized commitments
0.75% Convertible Senior Notes due 2016 principal (a)	633	—	—	—	633	—	—
Licensing and lease obligations (b)	71	25	18	6	20	1	1
Total recognized commitments	704	25	18	6	653	1	1

Total Commitments	$2,301	$303	$301	$308	$761	$87	$541

(a)
Included in the $17 million coupon interest on the 0.75% Convertible Senior Notes due 2016 is $1 million of accrued interest recognized as of March 31, 2013. We will be obligated to pay the $632.5 million principal amount of the 0.75% Convertible Senior Notes due 2016 in cash and any excess conversion value in shares of our common stock upon redemption of the Notes at maturity on July 15, 2016 or upon earlier redemption. The $632.5 million principal amount excludes $(74) million of unamortized discount of the liability component. See Note 11 for additional information regarding our 0.75% Convertible Senior Notes due 2016.

(b)
See Note 7 for additional information regarding recognized commitments resulting from our restructuring plans. Lease commitments have not been reduced for approximately $6 million due in the future from third parties under non-cancelable sub-leases.

Subsequent to March 31, 2013, we entered into various licensor and development agreements with third parties, which contingently commits us to pay up to $163 million at various dates through fiscal year 2020.
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of March 31, 2013; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above, as of March 31, 2013, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $260 million, of which approximately $46 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Also, in addition to what is included in the table above as of March 31, 2013, primarily in connection with our PopCap, KlickNation, and Chillingo acquisitions, we may be required to pay an additional $566 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2015. As of March 31, 2013, we have accrued $43 million of contingent consideration on our Consolidated Balance Sheet representing the estimated fair value of the contingent consideration. We have not paid any earn-out to date for the PopCap acquisition.

OFF-BALANCE SHEET COMMITMENTS
Lease Commitments
As of March 31, 2013, we leased certain of our current facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

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
Foreign Currency Exchange Rate Risk
Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing foreign currency option contracts that generally have maturities of 12 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets on our Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income (expense), net, in our Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income (expense), net, in our Consolidated Statements of Operations. For the fiscal years ended March 31, 2013, 2012 and 2011, we reclassified an immaterial amount of losses into interest and other income (expense), net. Our hedging programs are designed to reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net revenue and research and development expenses. As of March 31, 2013, we had foreign currency option contracts to purchase approximately $84 million in foreign currency and to sell approximately $149 million of foreign currency. All of the foreign currency option contracts outstanding as of March 31, 2013 will mature in the next 12 months. As of March 31, 2012, we had foreign currency option contracts to purchase approximately $74 million in foreign currency and to sell approximately $78 million of foreign currencies. As of March 31, 2013 and 2012, these foreign currency option contracts outstanding had a total fair value of $6 million and $2 million, respectively, and are included in other current assets.
Balance Sheet Hedging Activities.    We use foreign currency forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts generally have a contractual term of three months or less and are transacted near month-end. Our foreign currency forward contracts are not designated as hedging instruments, and are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or accrued and other current liabilities on our Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income (expense), net, in our Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income (expense), net, in our Consolidated Statements of Operations. In certain cases, the amount of such gains and losses will significantly differ from the amount of gains and losses recognized on the underlying foreign-currency-denominated monetary asset or liability, in which case our results will be impacted. As of March 31, 2013, we had foreign currency forward contracts to purchase and sell approximately $306 million in foreign currencies. Of this amount, $213 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $87 million to purchase foreign currency in exchange for U.S. dollars, and $6 million to sell foreign currency in exchange for British pound sterling. As of March 31, 2012, we had foreign currency forward contracts to purchase and sell approximately $242 million in foreign currencies. Of this amount, $197 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $37 million to purchase foreign currency in exchange for U.S. dollars and $8 million to sell foreign currency in exchange for British pound sterling. The fair value of our foreign currency forward contracts was immaterial as of March 31, 2013 and 2012.
We believe the counterparties to these foreign currency forward and option contracts are creditworthy multinational commercial banks. While we believe the risk of counterparty nonperformance is not material, a sustained decline in the financial stability of financial institutions as a result of the disruption in the financial markets could affect our ability to secure credit-worthy counterparties for our foreign currency hedging programs.
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of March 31, 2013, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value of the premiums on our foreign currency option contracts used in cash flow hedging of $5 million and $6 million, respectively. As of March 31, 2013, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $30 million and $61 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.
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
As of March 31, 2013 and 2012, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of March 31, 2013 and 2012 (in millions):

	As of March 31,
	2013	2012
Corporate bonds	$178	$150
U.S. Treasury securities	85	166
U.S. agency securities	76	116
Commercial paper	49	5
Total short-term investments	$388	$437

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value in our short-term investment portfolio as of March 31, 2013, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of March 31, 2013	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$182	$181	$179	$178	$177	$175	$174
U.S. Treasury securities	87	87	86	85	85	84	84
U.S. agency securities	78	77	76	76	75	74	74
Commercial paper	49	49	49	49	49	49	49
Total short-term investments	$396	$394	$390	$388	$386	$382	$381

Item 8:     Financial Statements and Supplementary Data

Other financial statement schedules have been omitted because the information called for in them is not required or has already been included in either the Consolidated Financial Statements or the Notes thereto.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)	March 31, 2013	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,292	$1,293
Short-term investments	388	437
Marketable equity securities	—	119
Receivables, net of allowances of $200 and $252, respectively	312	366
Inventories	42	59
Deferred income taxes, net	52	67
Other current assets	239	268
Total current assets	2,325	2,609
Property and equipment, net	548	568
Goodwill	1,721	1,718
Acquisition-related intangibles, net	253	369
Deferred income taxes, net	53	42
Other assets	170	185
TOTAL ASSETS	$5,070	$5,491
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$136	$215
Accrued and other current liabilities	737	857
Deferred net revenue (online-enabled games)	1,044	1,048
Total current liabilities	1,917	2,120
0.75% convertible senior notes due 2016, net	559	539
Income tax obligations	205	189
Deferred income taxes, net	1	8
Other liabilities	121	177
Total liabilities	2,803	3,033
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 302 and 320 shares issued and outstanding, respectively	3	3
Paid-in capital	2,174	2,359
Retained earnings (accumulated deficit)	21	(77)
Accumulated other comprehensive income	69	173
Total stockholders’ equity	2,267	2,458
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,070	$5,491
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(In millions, except per share data)	2013	2012	2011
Net revenue:
Product	$2,738	$3,415	$3,181
Service and other	1,059	728	408
Total net revenue	3,797	4,143	3,589
Cost of revenue:
Product	1,085	1,374	1,407
Service and other	303	224	92
Total cost of revenue	1,388	1,598	1,499
Gross profit	2,409	2,545	2,090
Operating expenses:
Research and development	1,153	1,180	1,124
Marketing and sales	788	883	781
General and administrative	354	377	296
Acquisition-related contingent consideration	(64)	11	(17)
Amortization of intangibles	30	43	57
Restructuring and other charges	27	16	161
Total operating expenses	2,288	2,510	2,402
Operating income (loss)	121	35	(312)
Gains on strategic investments, net	39	—	23
Interest and other income (expense), net	(21)	(17)	10
Income (loss) before provision for (benefit from) income taxes	139	18	(279)
Provision for (benefit from) income taxes	41	(58)	(3)
Net income (loss)	$98	$76	$(276)
Net income (loss) per share:
Basic	$0.32	$0.23	$(0.84)
Diluted	$0.31	$0.23	$(0.84)
Number of shares used in computation:
Basic	310	331	330
Diluted	313	336	330
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
(In millions)	2013	2012	2011
Net income (loss)	$98	$76	$(276)
Other comprehensive loss, net of tax:
Change in unrealized gains on available-for-sale securities	(46)	(40)	(4)
Reclassification adjustment for realized gains on available-for-sale securities	(41)	(2)	(28)
Change in unrealized losses on derivative instruments	(2)	(4)	(7)
Reclassification adjustment for realized losses on derivative instruments	4	4	5
Foreign currency translation adjustments	(19)	(4)	25
Total other comprehensive loss, net of tax	(104)	(46)	(9)
Total comprehensive income (loss)	$(6)	$30	$(285)

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, share data in thousands)

	Common Stock		Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2010	329,587	$3	$2,375	$123	$228	$2,729
Total comprehensive loss	—	—	—	(276)	(9)	(285)
Issuance of common stock	6,081	—	4	—	—	4
Repurchase and retirement of common stock	(3,104)	—	(58)	—	—	(58)
Stock-based compensation	—	—	176	—	—	176
Tax costs from exercise of stock options	—	—	(2)	—	—	(2)
Balances as of March 31, 2011	332,564	3	2,495	(153)	219	2,564
Total comprehensive income	—	—	—	76	(46)	30
Issuance of common stock	7,850	—	12	—	—	12
Equity issued in connection with acquisition	4,356	—	87	—	—	87
Equity value of convertible note issuance, net	—	—	105	—	—	105
Purchase of convertible note hedge	—	—	(107)	—	—	(107)
Sale of common stock warrants	—	—	65	—	—	65
Repurchase and retirement of common stock	(24,547)	—	(471)	—	—	(471)
Stock-based compensation	—	—	170	—	—	170
Tax benefit from exercise of stock options	—	—	3	—	—	3
Balances as of March 31, 2012	320,223	3	2,359	(77)	173	2,458
Total comprehensive loss	—	—	—	98	(104)	(6)
Issuance of common stock	7,801	—	1	—	—	1
Repurchase and retirement of common stock	(25,860)	—	(349)	—	—	(349)
Stock-based compensation	—	—	164	—	—	164
Tax costs from exercise of stock options	—	—	(1)	—	—	(1)
Balances as of March 31, 2013	302,164	$3	$2,174	$21	$69	$2,267
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In millions)	2013	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$98	$76	$(276)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion, net	264	216	180
Stock-based compensation	164	170	176
Acquisition-related contingent consideration	(64)	11	(17)
Net gains on investments and sale of property and equipment	(37)	(12)	(25)
Non-cash restructuring charges	7	(6)	1
Change in assets and liabilities:
Receivables, net	56	(14)	(122)
Inventories	16	21	25
Other assets	15	(101)	5
Accounts payable	(78)	(50)	114
Accrued and other liabilities	(106)	13	(4)
Deferred income taxes, net	(7)	(90)	24
Deferred net revenue (online-enabled games)	(4)	43	239
Net cash provided by operating activities	324	277	320
INVESTING ACTIVITIES
Capital expenditures	(106)	(172)	(59)
Proceeds from sale of property and equipment	—	26	—
Proceeds from sale of marketable equity securities	72	—	132
Proceeds from maturities and sales of short-term investments	459	526	442
Purchase of short-term investments	(414)	(468)	(514)
Acquisition-related restricted cash	31	75	—
Acquisition of subsidiaries, net of cash acquired	(10)	(676)	(16)
Net cash provided by (used in) investing activities	32	(689)	(15)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	34	57	34
Proceeds from borrowings on convertible senior notes, net of issuance costs	—	617	—
Proceeds from issuance of warrants	—	65	—
Purchase of convertible note hedge	—	(107)	—
Payment of debt issuance costs	(2)	—	—
Excess tax benefit from stock-based compensation	—	4	1
Repurchase and retirement of common stock	(349)	(471)	(58)
Acquisition-related contingent consideration payment	(28)	(25)	—
Net cash provided by (used in) financing activities	(345)	140	(23)
Effect of foreign exchange on cash and cash equivalents	(12)	(14)	24
Increase (decrease) in cash and cash equivalents	(1)	(286)	306
Beginning cash and cash equivalents	1,293	1,579	1,273
Ending cash and cash equivalents	$1,292	$1,293	$1,579
Supplemental cash flow information:
Cash paid (refunded) during the year for income taxes, net	$26	$(4)	$21
Cash paid during the year for interest	$5	$2	$—
Non-cash investing activities:
Change in unrealized gains on available-for-sale securities, net of taxes	$(46)	$(40)	$(4)
Equity issued in connection with acquisition	$—	$87	$—
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We develop, market, publish and distribute game software content and services that can be played by consumers on a variety of platforms, including video game consoles (such as the Sony PLAYSTATION 3, Microsoft Xbox 360, and Nintendo WiiU), personal computers, mobile devices (such as the Apple iPhone and Google Android compatible phones), tablets and electronic readers (such as the Apple iPad and Amazon Kindle), and the Internet. Our ability to publish games across multiple platforms, through multiple distribution channels, and directly to consumers (online and wirelessly) has been, and will continue to be, a cornerstone of our product strategy. We have generated substantial growth in new business models and alternative revenue streams (such as subscription, micro-transactions, and advertising) based on the continued expansion of our online and wireless product and service offerings. Some of our games are based on our wholly-owned intellectual property (e.g., Battlefield, Mass Effect, Need for Speed, The Sims, Bejeweled, and Plants v. Zombies), and some of our games are based on content that we license from others (e.g., FIFA and Madden NFL). Our goal is to turn our core intellectual properties into year-round businesses available on a range of platforms. Our products and services may be purchased through physical and online retailers, platform providers such as console manufacturers and mobile carriers via digital downloads, as well as directly through our own online distribution platform Origin.
A summary of our significant accounting policies applied in the preparation of our Consolidated Financial Statements follows:
Consolidation
The accompanying Consolidated Financial Statements include the accounts of Electronic Arts Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ended March 31, 2013, 2012 and 2011 each contained 52 weeks and ended on March 30, 2013, March 31, 2012, and April 2, 2011, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month-end.
Reclassifications
During the fourth quarter of fiscal year 2013, we reviewed our operating expenses and reclassified certain amounts, primarily headcount and facilities costs, to align with our current operating structure. As a result, we also reclassified the related prior year amounts within our Consolidated Statements of Operations for comparability purposes. These reclassifications did not affect the Company’s consolidated net revenue, gross profit, operating income (loss), or net income (loss). The effect of the reclassifications on the previously-reported Consolidated Statement of Operations is reflected in the tables below:

	Year Ended March 31, 2012			Year Ended March 31, 2011
	As Previously Reported	Change	Reclassified Balance	As Previously Reported	Change	Reclassified Balance
Operating expenses:
Research and development	$1,212	$(32)	$1,180	$1,153	$(29)	$1,124
Marketing and sales	853	30	883	747	34	781
General and administrative	375	2	377	301	(5)	296
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. Such estimates include sales returns and allowances, provisions for doubtful accounts, accrued liabilities, offering periods for deferred net revenue, income taxes, losses on royalty commitments, estimates regarding the recoverability of prepaid royalties, inventories, long-lived assets, assets acquired and liabilities assumed in business combinations, certain estimates related to the measurement and recognition of costs resulting from our share-based payment awards, deferred income tax assets and associated valuation allowances as well as estimates used in our goodwill, intangibles, short-term investments, and marketable equity securities impairment tests. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and future trends, can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from our estimates.
Cash, Cash Equivalents, Short-Term Investments and Marketable Equity Securities
Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase.
Short-term investments consist of securities with original or remaining maturities of greater than three months at the time of purchase, are accounted for as available-for-sale securities and are recorded at fair value. Short-term investments are available for use in current operations or other activities such as capital expenditures and business combinations.
Marketable equity securities consist of investments in common stock of publicly-traded companies, are accounted for as available-for-sale securities and are recorded at fair value.
Unrealized gains and losses on our short-term investments and marketable equity securities are recorded as a component of accumulated other comprehensive income in stockholders’ equity, net of tax, until either (1) the security is sold, (2) the security has matured, or (3) we determine that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. Realized gains and losses on our short-term investments and marketable equity securities are calculated based on the specific identification method and are reclassified from accumulated other comprehensive income to interest and other income (expense), net, and gains on strategic investments, net, respectively. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold.
Our short-term investments and marketable equity securities are evaluated for impairment quarterly. We consider various factors in determining whether we should recognize an impairment charge, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and any contractual terms impacting the prepayment or settlement process. If we conclude that an investment is other-than-temporarily impaired, we recognize an impairment charge at that time in our Consolidated Statements of Operations.
Inventories
Inventories consist of materials (including manufacturing royalties paid to console manufacturers), labor and freight-in and are stated at the lower of cost (using the weighted average costing method) or market value. We regularly review inventory quantities on-hand. We write down inventory based on excess or obsolete inventories determined primarily by future anticipated demand for our products. Inventory write-downs are measured as the difference between the cost of the inventory and market value, based upon assumptions about future demand that are inherently difficult to assess. At the point of a loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established basis.
Property and Equipment, Net
Property and equipment, net, are stated at cost. Depreciation is calculated using the straight-line method over the following useful lives:

Buildings	20 to 25 years
Computer equipment and software	3 to 6 years
Furniture and equipment	3 to 5 years
Leasehold improvements	Lesser of the lease term or the estimated useful lives of the improvements, generally 1 to 10 years
We capitalize costs associated with internal-use software that have reached the application development stage and meet recoverability tests. Such capitalized costs include external direct costs utilized in developing or obtaining the software, and payroll and payroll-related expenses for employees who are directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. The net book value of capitalized costs associated with internal-use software was $81 million and $77 million as of March 31, 2013 and 2012, respectively. Once the internal-use software is ready for its intended use, the assets are depreciated on a straight-line basis over each asset’s estimated useful life, which is generally three years.

Acquisition-Related Intangibles and Other Long-Lived Assets
We record acquisition-related intangible assets that have finite useful lives, such as developed and core technology, in connection with business combinations. We amortize the cost of acquisition-related intangible assets on a straight-line basis over the lesser of their estimated useful lives or the agreement terms, typically from two to fourteen years. We evaluate acquisition-related intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. This includes assumptions about future prospects for the business that the asset relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our Consolidated Balance Sheets to reflect its estimated fair value. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including but not limited to, significant negative industry or economic trends, significant changes in the manner of our use of the assets or the strategy of our overall business and significant under-performance relative to projected future operating results. When we consider such assets to be impaired, the amount of impairment we recognize is measured by the amount by which the carrying amount of the asset exceeds its fair value. We recognized $39 million, $12 million, and $14 million in impairment charges in fiscal years 2013, 2012, and 2011, respectively. The impairment charges for fiscal year 2013 of $34 million and $5 million, are included in cost of revenue and amortization of intangibles, respectively, on our Consolidated Statement of Operations. The charges for fiscal year 2012 consist of $12 million included in cost of revenue on our Consolidated Statement of Operations. The charges for fiscal year 2011 of $14 million are included in restructuring and other charges and research and development expense in our Consolidated Statements of Operations.
Goodwill
In assessing impairment on our goodwill, we first analyze qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we conclude it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, we do not need to perform the two-step impairment test. If based on that assessment, we believe it is more likely than not that the fair value of the reporting unit is less than its carrying value, a two-step goodwill impairment test will be performed. The first step measures for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to the individual assets and liabilities within each reporting unit. Reporting units are determined by the components of operating segments that constitute a business for which (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component. We determined that it was more likely than not that the fair value of our reporting unit exceeded its carrying amount and, as such, we did not need to perform the two-step impairment test.
During the fiscal years ended March 31, 2013, 2012 and 2011, we completed our annual goodwill impairment testing in the fourth quarter of each year and did not recognize any impairment charges on goodwill in fiscal years 2013, 2012, and 2011.
Taxes Collected from Customers and Remitted to Governmental Authorities
Taxes assessed by a government authority that are both imposed on and concurrent with specific revenue transactions between us and our customers are presented on a net basis in our Consolidated Statements of Operations.
Concentration of Credit Risk, Significant Customers and Platform Partners
We extend credit to various companies in the retail and mass merchandising industries. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. Although we generally do not require collateral, we perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. Invoices are aged based on contractual terms with our customers. The provision for doubtful accounts is recorded as a charge to general and administrative expense when a potential loss is identified. Losses are written off against the allowance when the receivable is determined to be uncollectible. Worldwide, we had two customers who accounted for approximately 23 percent and one customer who accounted for 17 percent of our consolidated gross receivables as of March 31, 2013 and 2012, respectively. We did not have any additional customers that exceeded 10 percent of our consolidated gross receivables as of March 31, 2013 and 2012.

A majority of our sales are made to major retailers and distributors. During the fiscal year ended March 31, 2013, approximately 61 percent of our North America sales were made to our top ten customers. Though our products are available to consumers through a variety of retailers and directly through us, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products.

Currently, a majority of our revenue is derived through sales on two hardware consoles.  60 percent, 61 percent and 57 percent of our sales were for products and services on Sony’s PLAYSTATION 3 and Microsoft’s Xbox 360 consoles combined, for the fiscal years ended March 31, 2013, 2012 and 2011, respectively. These platform partners have significant influence over the products and services that we offer on their platform. Our agreements with Sony and Microsoft typically give significant control to them over the approval, manufacturing and distribution of our products and services, which could, in certain circumstances, leave us unable to get our products and services approved, manufactured and provided to customers.
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

Product revenue. Our product revenue includes revenue associated with the sale of software games or related content, whether delivered via a physical disc (e.g., packaged goods) or via the Internet (e.g., full-game downloads, micro-transactions), and licensing of game software to third-parties. Product revenue also includes revenue from mobile full game downloads that do not require our hosting support, and sales of tangible products such as hardware, peripherals, or collectors’ items.

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

With respect to the allocated service revenue from sales of software games with a matchmaking service mentioned above, our allocation of proceeds between product and service revenue for presentation purposes is based on management’s best estimate of the selling price of the matchmaking service with the residual value allocated to product revenue. Our estimate of the selling price of the matchmaking service is comprised of several factors including, but not limited to, prior selling prices for the matchmaking service, prices charged separately by other third party vendors for similar service offerings, and a cost-plus-margin approach. We review the estimated selling price of the online matchmaking service on a regular basis and use this methodology consistently to allocate revenue between product and service for software game sales with a matchmaking service.

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

Online-Enabled Games

The majority of our software games can be connected to the Internet whereby a consumer may be able to download unspecified content or updates on a when-and-if-available basis (“unspecified updates”) for use with the original game software. In addition, we may also offer an online matchmaking service that permits consumers to play against each other via the Internet without a separate fee. U.S. GAAP requires us to account for the consumer’s right to receive unspecified updates or the matchmaking service for no additional fee as a “bundled” sale, or multiple-element arrangement.

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

Determining the estimated offering period is inherently subjective and is subject to regular revision based on historical online usage. For example, in determining the estimated offering period for unspecified updates associated with our online-enabled games, we consider the period of time consumers are online as online connectivity is required. During the first quarter of each fiscal year, we review consumers’ online gameplay of all online-enabled games that have been released 12 to 24 months prior to the evaluation date. For example, if our evaluation date is April 1, 2013, we evaluate all online-enabled games released between April 1, 2011 and March 31, 2012. Based on this population of games, for all players that register the game online within the first six months of release of the game to the general public, we compute the weighted-average number of days for each online-enabled game, based on when a player initially registers the game online to when that player last plays the game online. We then compute the weighted-average number of days for all online-enabled games by multiplying the weighted-average number of days for each online-enabled game by its relative percentage of total units sold from these online-enabled games (i.e., a game with more units sold will have a higher weighting to the overall computation than a game with fewer units sold). Under a similar computation, we also consider the estimated period of time between the date a game unit is sold to a reseller and the date the reseller sells the game unit to an end consumer. Based on the sum of these two calculations, we then consider the results from prior years, known online gameplay trends, as well as disclosed service periods for competitors’ games to determine the estimated offering period for future sales. Similar computations are also made for the estimated service period related to our MMO games, which is generally estimated to be eighteen months.

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

Other Multiple-Element Arrangements

In some of our multiple element arrangements, we sell tangible products with software and/or software-related offerings. These tangible products are generally either peripherals or ancillary collectors’ items, such as figurines and comic books. Revenue for these arrangements is allocated to each separate unit of accounting for each deliverable using the relative selling prices of each deliverable in the arrangement based on the selling price hierarchy described below. If the arrangement contains more than one software deliverable, the arrangement consideration is allocated to the software deliverables as a group and then allocated to each software deliverable in accordance with ASC 985-605.

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

When evaluating the adequacy of sales returns and price protection allowances, we analyze the following: historical credit allowances, current sell-through of our channel partner’s inventory of our software products, current trends in retail and the video game industry, changes in customer demand, acceptance of our software products, and other related factors. In addition, we monitor the volume of sales to our channel partners and their inventories, as substantial overstocking in the distribution channel could result in high returns or higher price protection in subsequent periods.

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
Royalties and Licenses
Royalty-based obligations with content licensors and distribution affiliates are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of revenue generally at the greater of the contractual rate or an effective royalty rate based on the total projected net revenue for contracts with guaranteed minimums. Significant judgment is required to estimate the effective royalty rate for a particular contract. Because the computation of effective royalty rates requires us to project future revenue, it is inherently subjective as our future revenue projections must anticipate a number of factors, including (1) the total number of titles subject to the contract, (2) the timing of the release of these titles, (3) the number of software units we expect to sell, which can be impacted by a number of variables, including product quality, the timing of the title’s release and competition, and (4) future pricing. Determining the effective royalty rate for our titles is particularly challenging due to the inherent difficulty in predicting the popularity of entertainment products. Furthermore, if we conclude that we are unable to make a reasonably reliable forecast of projected net revenue, we recognize royalty expense at the greater of contract rate or on a straight-line basis over the term of the contract. Accordingly, if our future revenue projections change, our effective royalty rates would change, which could impact the amount and timing of royalty expenses that we recognize.
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
We are also reimbursed by our vendors for certain advertising costs incurred by us that benefit our vendors. Such amounts are recognized as a reduction of marketing and sales expense if the advertising (1) is specific to the vendor, (2) represents an identifiable benefit to us, and (3) represents an incremental cost to us. Otherwise, vendor reimbursements are recognized as a reduction of cost of revenue as the related revenue is recognized. Vendor reimbursements of advertising costs of $45 million, $39 million, and $31 million reduced marketing and sales expense for the fiscal years ended March 31, 2013, 2012 and 2011, respectively. For the fiscal years ended March 31, 2013, 2012 and 2011, advertising expense, net of vendor reimbursements, totaled approximately $240 million, $321 million, and $312 million, respectively.
Software Development Costs
Research and development costs, which consist primarily of software development costs, are expensed as incurred. We are required to capitalize software development costs incurred for computer software to be sold, leased or otherwise marketed after technological feasibility of the software is established or for development costs that have alternative future uses. Under our current practice of developing new games, the technological feasibility of the underlying software is not established until substantially all product development and testing is complete, which generally includes the development of a working model. The software development costs that have been capitalized to date have been insignificant.
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

•
Market-Based Restricted Stock Units. Market-based restricted stock units consist of grants of performance-based restricted stock units to certain members of executive management that vest contingent upon the achievement of pre-determined market and service conditions (referred to herein as “market-based restricted stock units”). The fair value of our market-based restricted stock units is determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient.

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
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Net foreign currency transaction gains (losses) of $2 million, $(29) million, and $12 million for the fiscal years ended March 31, 2013, 2012 and 2011, respectively, are included in interest and other income (expense), net, in our Consolidated Statements of Operations.
Impact of Recently Issued Accounting Standards
In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates new disclosure requirements about the nature of an entity's rights of offset and related arrangements associated with its financial instruments and derivative instruments. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, to address concerns expressed by preparers while still providing useful information about certain transactions involving master netting arrangements. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. We do not expect the adoption of ASU 2011-11 and ASU 2013-01 to have a material impact on our Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, effective prospectively for fiscal years beginning after December 15, 2012. The amendments of this ASU require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. We do not expect the adoption of ASU 2013-02 to have a material impact on our Consolidated Financial Statements.
(2)  FAIR VALUE MEASUREMENTS
There are various valuation techniques used to estimate fair value, the primary one being the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability. We measure certain financial and nonfinancial assets and liabilities at fair value on a recurring and nonrecurring basis.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2013 and 2012, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2013	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$469	$469	$—	$—	Cash equivalents
Available-for-sale securities:
Corporate bonds	178	—	178	—	Short-term investments
U.S. agency securities	91	—	91	—	Short-term investments and cash equivalents
U.S. Treasury securities	88	88	—	—	Short-term investments and cash equivalents
Commercial paper	73	—	73	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	11	11	—	—	Other assets
Foreign currency derivatives	6	—	6	—	Other current assets
Total assets at fair value	$916	$568	$348	$—
Liabilities
Contingent consideration (b)	$43	$—	$—	$43	Accrued and other current liabilities and other liabilities
Total liabilities at fair value	$43	$—	$—	$43

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2012	$112
Change in fair value (c)	(64)
Payments (d)	(5)
Balance as of March 31, 2013	$43

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2012	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$490	$490	$—	$—	Cash equivalents
Available-for-sale securities:
U.S. Treasury securities	170	170	—	—	Short-term investments and cash equivalents
Corporate bonds	150	—	150	—	Short-term investments
Marketable equity securities	119	119	—	—	Marketable equity securities
U.S. agency securities	116	—	116	—	Short-term investments
Commercial paper	16	—	16	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	11	11	—	—	Other assets
Foreign currency derivatives	2	—	2	—	Other current assets
Total assets at fair value	$1,074	$790	$284	$—
Liability
Contingent consideration (b)	$112	$—	$—	$112	Accrued and other current liabilities and other liabilities
Total liability at fair value	$112	$—	$—	$112

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2011	$51
Additions	100
Change in fair value (c)	11
Payments (d)	(25)
Reclassification (e)	(25)
Balance as of March 31, 2012	$112

(a)	The deferred compensation plan assets consist of various mutual funds.

(b)
The contingent consideration as of March 31, 2013 and 2012 represents the estimated fair value of the additional variable cash consideration payable primarily in connection with our acquisitions of PopCap Games, Inc. (“PopCap”), KlickNation Corporation (“KlickNation”), and Chillingo Limited (“Chillingo”) that is contingent upon the achievement of certain performance milestones. We estimated the fair value of the acquisition-related contingent consideration payable using probability-weighted discounted cash flow models, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligations. During fiscal year 2013, the discount rate used had a weighted average of 13 percent. During fiscal year 2012, the discount rate used had a weighted average of 12 percent. The significant unobservable input used in the fair value measurement of the acquisition-related contingent consideration payable is forecasted earnings. Significant changes in forecasted earnings would result in a significantly higher or lower fair value measurement. At March 31, 2013 and 2012, the fair market value of acquisition-related contingent consideration totaled $43 million and $112 million, respectively, compared to a maximum potential payout of $566 million and $572 million, respectively.

(c)	The change in fair value is reported as acquisition-related contingent consideration in our Consolidated Statements of Operations.

(d)
During the fiscal year 2013, we made payments totaling $5 million to settle certain performance milestones achieved in connection with two of our acquisitions. During the fourth quarter of fiscal year 2012, we made a payment of $25 million to settle certain performance milestones achieved through December 31, 2011 in connection with our acquisition of Playfish Limited (“Playfish”).

(e)
During the fourth quarter of fiscal year 2012, we reclassified $25 million of contingent consideration in connection with our acquisition of Playfish to other current liabilities in our Consolidated Balance Sheet as the contingency was settled. This amount was paid during the second quarter of fiscal 2013.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
During fiscal year 2013, our assets that were measured and recorded at fair value on a nonrecurring basis and the related impairments on those assets were as follows (in millions):

		Fair Value Measurements Using
	Net Carrying Value as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Impairments for the Fiscal Year Ended March 31, 2013
		(Level 1)	(Level 2)	(Level 3)
Assets
Acquisition-related intangible assets	$4	$—	$—	$4	$39
Total impairments recorded for non-recurring measurements on assets held as of March 31, 2013					$39
During fiscal year 2013, we became aware of facts and circumstances that indicated that the carrying value of some of our acquisition-related intangible assets were not recoverable. We recognized impairment charges of $34 million and $5 million in cost of revenue and amortization of intangibles, respectively, on our Consolidated Statement of Operations. These impairment charges are included in depreciation, amortization, and accretion, net on our Consolidated Statements of Cash Flows.
During fiscal year 2012, our assets that were measured and recorded at fair value on a nonrecurring basis and the related impairments on those assets were as follows (in millions):

		Fair Value Measurements Using
	Net Carrying Value as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Impairments for the Fiscal Year Ended March 31, 2012
		(Level 1)	(Level 2)	(Level 3)
Assets
Acquisition-related intangible assets	$—	$—	$—	$—	$12
Total impairments recorded for non-recurring measurements on assets held as of March 31, 2012					$12
During fiscal year 2012, we became aware of facts and circumstances that indicated that the carrying value of some of our acquisition-related intangible assets were not recoverable. We recognized impairment charges of $12 million in cost of revenue on our Consolidated Statement of Operations. These impairment charges are included in depreciation, amortization, and accretion, net on our Consolidated Statements of Cash Flows.
(3)  FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of March 31, 2013 and 2012, our cash and cash equivalents were $1,292 million and $1,293 million, respectively. Cash equivalents were valued at their carrying amounts as they approximate fair value due to the short maturities of these financial instruments.

Short-Term Investments
Short-term investments consisted of the following as of March 31, 2013 and 2012 (in millions):

	As of March 31, 2013				As of March 31, 2012
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$177	$1	$—	$178	$149	$1	$—	$150
U.S. Treasury securities	85	—	—	85	166	—	—	166
U.S. agency securities	76	—	—	76	116	—	—	116
Commercial paper	49	—	—	49	5	—	—	5
Short-term investments	$387	$1	$—	$388	$436	$1	$—	$437
We evaluate our investments for impairment quarterly. Factors considered in the review of investments with an unrealized loss include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and any contractual terms impacting the prepayment or settlement process. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of March 31, 2013 and 2012.
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of March 31, 2013 and 2012 (in millions):

	As of March 31, 2013		As of March 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$160	$160	$207	$207
Due in 1-2 years	126	127	123	124
Due in 2-3 years	101	101	106	106
Short-term investments	$387	$388	$436	$437
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
We had no marketable equity securities as of March 31, 2013. Marketable equity securities consisted of the following as of March 31, 2012 (in millions):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2012	$32	$87	$—	$119
Our marketable equity securities as of March 31, 2012 consisted of common shares of Neowiz Corporation and Neowiz Games, collectively referred to as “Neowiz.” During the fiscal year ended March 31, 2013, we sold our investment in Neowiz and received proceeds of $72 million and realized a gain of $39 million, net of costs to sell. The realized gain is included in gains on strategic investments, net, in our Consolidated Statements of Operations. We did not recognize any impairment charges on our marketable equity securities during the fiscal years 2013 and 2012.
During the fiscal year ended March 31, 2011, we sold our investments in Ubisoft Entertainment (“Ubisoft”) and The9 Limited (“The9”) and received proceeds of $121 million and $11 million, respectively, and realized a gain of $28 million and a loss of $3 million, respectively, net of costs to sell. The realized gain and loss are included in gains on strategic investments, net, in our Consolidated Statements of Operations.

Due to various factors, including but not limited to, the extent and duration during which the market prices of these securities had been below adjusted cost and our intent to hold certain securities, we recognized impairment charges attributed to unrealized losses on our investment in The9 that we concluded were other-than-temporary in the amount of $2 million during the fiscal year ended March 31, 2011. The impairment charges for the fiscal year ended March 31, 2011 are included in gains on strategic investments, net, in our Consolidated Statements of Operations.
0.75% Convertible Senior Notes Due 2016
The following table summarizes the carrying value and fair value of our 0.75% Convertible Senior Notes due 2016 as of March 31, 2013 and 2012 (in millions):

	As of March 31, 2013		As of March 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
0.75% Convertible Senior Notes due 2016	$559	$614	$539	$584
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
We transact business in various foreign currencies and have significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign currency option contracts, generally with maturities of 12 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in certain foreign currencies. Our cash flow risks are primarily related to fluctuations in the Euro, British pound sterling and Canadian dollar. In addition, we utilize foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts generally have a contractual term of approximately three months or less and are transacted near month-end. At each quarter-end, the fair value of the foreign currency forward contracts is generally not significant. We do not use foreign currency option or foreign currency forward contracts for speculative or trading purposes.
Cash Flow Hedging Activities
Our foreign currency option contracts are designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression analysis, as well as other timing and probability criteria. To qualify for hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income (expense), net, in our Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income (expense), net, in our Consolidated Statements of Operations. For the fiscal years ended March 31, 2013, 2012 and 2011, we reclassified an immaterial amount of losses into interest and other income (expense), net. As of March 31, 2013, we had foreign currency option contracts to purchase approximately $84 million in foreign currency and to sell approximately $149 million of foreign currencies. All of the foreign currency option contracts outstanding as of March 31, 2013 will mature in the next 12 months. As of March 31, 2012, we had foreign currency option contracts to purchase approximately $74 million in foreign currency and to sell approximately $78 million of foreign currencies. As of March 31, 2013 and 2012, these foreign currency option contracts outstanding had a total fair value of $6 million and $2 million, respectively, and are included in other current assets.

The net impact of the gains and losses from our foreign currency option contracts in our Consolidated Statements of Operations for the fiscal year ended March 31, 2013 was a loss of $5 million, and immaterial for the fiscal years ended March 31, 2012 and 2011.
Balance Sheet Hedging Activities
Our foreign currency forward contracts are not designated as hedging instruments, and are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or accrued and other current liabilities on our Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income (expense), net, in our Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses in the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income (expense), net, in our Consolidated Statements of Operations. As of March 31, 2013, we had foreign currency forward contracts to purchase and sell approximately $306 million in foreign currencies. Of this amount, $213 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $87 million to purchase foreign currency in exchange for U.S. dollars and $6 million to sell foreign currency in exchange for British pound sterling. As of March 31, 2012, we had foreign currency forward contracts to purchase and sell approximately $242 million in foreign currencies. Of this amount, $197 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $37 million to purchase foreign currencies in exchange for U.S. dollars and $8 million to sell foreign currencies in exchange for British pound sterling. The fair value of our foreign currency forward contracts was measured using Level 2 inputs and was immaterial as of March 31, 2013 and 2012.
The effect of foreign currency forward contracts in our Consolidated Statements of Operations for the fiscal years ended March 31, 2013, 2012 and 2011, was as follows (in millions):

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Year Ended March 31,
		2013	2012	2011
Foreign currency forward contracts not designated as hedging instruments	Interest and other income (expense), net	$(2)	$21	$(12)

(5)  BUSINESS COMBINATIONS
Fiscal Year 2013 Acquisitions
During the fiscal year ended March 31, 2013, we completed one acquisition that did not have a significant impact on our Consolidated Financial Statements.
Fiscal Year 2012 Acquisitions
PopCap Games Inc.
In August 2011, we acquired all of the outstanding shares of PopCap for an aggregate purchase price of approximately (1) $645 million in cash and (2) $87 million in privately-placed shares of our common stock to the founders and chief executive officer of PopCap. In addition, we agreed to grant over a four year period to PopCap’s employees up to $50 million in long-term equity retention arrangements in the form of restricted stock unit awards and options to acquire our common stock. These awards and options are accounted for as stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. PopCap is a leading developer of games for mobile phones, tablets, PCs, and social network sites. This acquisition strengthened our participation in casual gaming and contributed to the growth of our digital product offerings.
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

In addition, we may be required to pay additional variable cash consideration that is contingent upon the achievement of certain performance milestones through December 31, 2013 and is limited to a maximum of $550 million based on achievement of certain non-GAAP earnings targets before interest and tax. At the upper end of the earn-out, the performance targets for earnings before income and taxes (“EBIT”) are approximately $343 million in aggregate PopCap stand-alone EBIT generated over the two-year period ending December 31, 2013. We have not paid any earn-out to date. The estimated fair value of the contingent consideration arrangement at the acquisition date was $95 million. We estimated the fair value of the contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. The final allocation of the purchase price was completed during the third quarter of fiscal year 2012.

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
Finite-lived intangible assets acquired in this transaction were being amortized on a straight-line basis over their estimated lives ranging from three to nine years. The intangible assets as of the date of the acquisition include:

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
There were six in-process research and development projects acquired as of the acquisition date each with $4 million or less of assigned fair value and $15 million of aggregate fair value. Additionally, each project had less than $2 million of estimated costs to complete, and aggregate cost to complete was $5 million. As of the acquisition date, the weighted-average estimated percentage completion of all six projects combined was 36 percent. Certain development projects were completed beginning in the fourth quarter of fiscal year 2012 with the remaining projects scheduled to be completed in fiscal year 2014.
The results of operations of PopCap and the estimated fair market values of the assets acquired and liabilities assumed have been included in our Consolidated Financial Statements since the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our Consolidated Statements of Operations.
Other Fiscal 2012 Acquisitions
During the fiscal year ended March 31, 2012, we completed four other acquisitions. These business combinations were completed for total cash consideration of approximately $55 million. These acquisitions were not material to our Consolidated Balance Sheets and Statements of Operations. The results of operations and the estimated fair value of the acquired assets and assumed liabilities have been included in our Consolidated Financial Statements since the date of the acquisitions. See Note 6 for information regarding goodwill and acquisition-related intangible assets. Pro forma results of operations have not been presented because the effect of the acquisitions was not material to our Consolidated Statements of Operations.
Fiscal Year 2011 Acquisition
In October 2010, we acquired all of the outstanding shares of Chillingo in cash. Chillingo publishes games and software for various mobile platforms. This acquisition did not have a significant impact on our Consolidated Balance Sheets and Statements of Operations.
(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2013 are as follows (in millions):

	As of March 31, 2012	Activity	Effects of Foreign Currency Translation	As of March 31, 2013
Goodwill	$2,086	$3	$—	$2,089
Accumulated impairment	(368)	—	—	(368)
Total	$1,718	$3	$—	$1,721
The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2012 are as follows (in millions):

	As of March 31, 2011	Activity	Effects of Foreign Currency Translation	As of March 31, 2012
Goodwill	$1,478	$610	$(2)	$2,086
Accumulated impairment	(368)	—	—	(368)
Total	$1,110	$610	$(2)	$1,718
Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. The factors that contributed to the recognition of goodwill included securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, acquiring a talented workforce, and cost saving opportunities. Goodwill is not amortized, but rather subject to at least an annual assessment for impairment by applying a fair value-based test. Our goodwill is fully attributed to the EA Labels segment.
Acquisition-related intangibles, consisted of the following (in millions):

	As of March 31, 2013			As of March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$527	$(324)	$203	$518	$(229)	$289
Trade names and trademarks	130	(99)	31	131	(84)	47
Registered user base and other intangibles	87	(84)	3	90	(80)	10
Carrier contracts and related	85	(73)	12	85	(67)	18
In-process research and development	4	—	4	5	—	5
Total	$833	$(580)	$253	$829	$(460)	$369

Amortization of intangibles and impairment charges recognized for our acquisition-related intangible assets for the fiscal years ended March 31, 2013, 2012 and 2011 are classified in the Consolidated Statement of Operations as follows (in millions):

	Year Ended March 31,
	2013	2012	2011
Cost of product	$55	$35	$9
Cost of service and other	38	17	3
Operating expenses	30	43	57
Total	$123	$95	$69

Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from 2 to 14 years. As of March 31, 2013 and 2012, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 3.9 years and 5.7 years for each period, respectively.
As of March 31, 2013, future amortization of finite-lived intangibles that will be recorded in cost of revenue and operating expenses is estimated as follows (in millions):

Fiscal Year Ending March 31,
2014	$74
2015	66
2016	53
2017	32
2018	13
Thereafter	15
Total	$253

(7) RESTRUCTURING AND OTHER CHARGES
Restructuring and other restructuring plan-related information as of March 31, 2013 was as follows (in millions):

	Fiscal 2013 Restructuring			Fiscal 2011 Restructuring		Other Restructurings and Reorganization
	Workforce	Facilities- related	Other	Workforce	Other	Workforce	Facilities- related	Other	Total
Balances as of March 31, 2010	$—	$—	$—	$—	$—	$8	$14	$7	$29
Charges to operations	—	—	—	13	135	—	—	13	161
Charges settled in cash	—	—	—	(8)	(32)	(8)	(7)	(15)	(70)
Charges settled in non-cash	—	—	—	(2)	(2)	—	1	—	(3)
Balances as of March 31, 2011	—	—	—	3	101	—	8	5	117
Charges to operations	—	—	—	(1)	21	—	(12)	8	16
Charges settled in cash	—	—	—	(2)	(47)	—	7	(13)	(55)
Balances as of March 31, 2012	—	—	—	—	75	—	3	—	78
Charges to operations	10	3	9	—	6	—	(1)	—	27
Charges settled in cash	(10)	—	(1)	—	(24)	—	(1)	—	(36)
Charges settled in non-cash	—	(1)	(7)	—	—	—	1	—	(7)
Balances as of March 31, 2013	$—	$2	$1	$—	$57	$—	$2	$—	$62

Fiscal 2013 Restructuring

On May 7, 2012, we announced a restructuring plan to align our cost structure with our ongoing digital transformation. Under this plan, we reduced our workforce, terminated licensing agreements, and consolidated or closed various facilities. As of March 31, 2013, we have completed all actions under this restructuring plan.

Since the inception of the fiscal 2013 restructuring plan through March 31, 2013, we have incurred charges of $22 million, consisting of (1) $10 million in employee-related expenses, (2) $9 million related to license termination costs, and (3) $3 million related to the closure of certain of our facilities. Substantially all of these costs have been settled in cash by March 31, 2013, with the exception of approximately $3 million of license and lease termination costs, which will be settled by August 2016. We do not expect to incur any additional restructuring charges under this plan.
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
Since the inception of the fiscal 2011 restructuring plan through March 31, 2013, we have incurred charges of $174 million, consisting of (1) $131 million related to the amendment of certain licensing agreements and other intangible asset impairment costs, (2) $31 million related to the amendment of certain developer agreements, and (3) $12 million in employee-related expenses. The $57 million restructuring accrual as of March 31, 2013 related to the fiscal 2011 restructuring is expected to be settled by June 2016. We currently estimate recognizing in future periods through June 2016, approximately $8 million for the accretion of interest expense related to our amended licensing and developer agreements. This interest expense will be included in restructuring and other charges in our Consolidated Statement of Operations.
Overall, including $174 million in charges incurred through March 31, 2013, we expect to incur total cash and non-cash charges between $180 million and $185 million by June 2016. These charges will consist primarily of (1) charges, including accretion of interest expense, related to the amendment of certain licensing and developer agreements and other intangible asset impairment costs (approximately $170 million) and (2) employee-related costs ($12 million).
Other Restructurings and Reorganization
We also engaged in various other restructurings and a reorganization based on management decisions made prior to fiscal 2011. We do not expect to incur any additional restructuring charges under these plans. The $2 million restructuring accrual as of March 31, 2013 related to our other restructuring plans is expected to be settled by September 2016.
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
Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of revenue. We evaluate long-lived royalty-based assets for impairment generally using undiscounted cash flows when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts and, therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated. During fiscal year 2013, we recognized losses of $15 million on previously unrecognized royalty-based commitments, inclusive of $9 million in license termination costs related to our fiscal 2013 restructuring. During fiscal year 2012, we recognized losses of $21 million, representing an adjustment to our fiscal 2011 restructuring. During fiscal year 2011, we recognized losses of $85 million, inclusive of 75 million related to the fiscal 2011 restructuring, on previously unrecognized minimum royalty-based commitments. In addition, we recognized impairment charges of $40 million, inclusive of $27 million related to the fiscal 2011 restructuring, on royalty-based assets. The losses and impairment charges related to restructuring and other restructuring plan-related activities are presented in Note 7 of the Notes to Consolidated Financial Statements.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of March 31,
	2013	2012
Other current assets	$63	$85
Other assets	93	102
Royalty-related assets	$156	$187
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

	As of March 31,
	2013	2012
Accrued royalties	$103	$98
Other accrued expenses	21	23
Other liabilities	46	52
Royalty-related liabilities	$170	$173
As of March 31, 2013, $1 million of restructuring accruals related to the fiscal 2013 restructuring plan, and $57 million of restructuring accruals related to the fiscal 2011 restructuring plan is included in royalty-related liabilities in the table above. See Note 7 for details of restructuring and other restructuring plan-related activities and Note 9 for the details of our accrued and other current liabilities.
In addition, as of March 31, 2013, we were committed to pay approximately $1,144 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Consolidated Financial Statements.
(9)  BALANCE SHEET DETAILS
Inventories
Inventories as of March 31, 2013 and 2012 consisted of (in millions):

	As of March 31,
	2013	2012
Raw materials and work in process	$1	$—
Finished goods	41	59
Inventories	$42	$59

Property and Equipment, Net
Property and equipment, net, as of March 31, 2013 and 2012 consisted of (in millions):

	As of March 31,
	2013	2012
Computer equipment and software	$660	$575
Buildings	336	339
Leasehold improvements	129	121
Office equipment, furniture and fixtures	72	72
Land	64	64
Warehouse equipment and other	10	10
Construction in progress	8	38
	1,279	1,219
Less accumulated depreciation	(731)	(651)
Property and equipment, net	$548	$568
Depreciation expense associated with property and equipment was $118 million, $102 million and $104 million for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of March 31, 2013 and 2012 consisted of (in millions):

	As of March 31,
	2013	2012
Other accrued expenses	$338	$441
Accrued compensation and benefits	217	233
Accrued royalties	103	98
Deferred net revenue (other)	79	85
Accrued and other current liabilities	$737	$857

Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements and other revenue for which revenue recognition criteria has not been met.
Deferred Net Revenue (Online-Enabled Games)
Deferred net revenue (online-enabled games) was $1,044 million and $1,048 million as of March 31, 2013 and 2012, respectively. Deferred net revenue (online-enabled games) generally includes the unrecognized revenue from bundled sales of certain online-enabled games for which we do not have VSOE for the obligation to provide unspecified updates. We recognize revenue from the sales of online-enabled games for which we do not have VSOE for the unspecified updates on a straight-line basis, generally over an estimated six-month period beginning in the month after shipment. However, we expense the cost of revenue related to these transactions during the period in which the product is delivered (rather than on a deferred basis).
(10)  INCOME TAXES
The components of our income (loss) before provision for (benefit from) income taxes for the fiscal years ended March 31, 2013, 2012 and 2011 are as follows (in millions):

	Year Ended March 31,
	2013	2012	2011
Domestic	$(15)	$(51)	$(189)
Foreign	154	69	(90)
Income (loss) before provision for (benefit from) income taxes	$139	$18	$(279)

Provision for (benefit from) income taxes for the fiscal years ended March 31, 2013, 2012 and 2011 consisted of (in millions):

	Current	Deferred	Total
Year Ended March 31, 2013
Federal	$—	$5	$5
State	—	1	1
Foreign	39	(4)	35
	$39	$2	$41
Year Ended March 31, 2012
Federal	$36	$(89)	$(53)
State	3	(2)	1
Foreign	(11)	5	(6)
	$28	$(86)	$(58)
Year Ended March 31, 2011
Federal	$(23)	$2	$(21)
State	(6)	3	(3)
Foreign	23	(2)	21
	$(6)	$3	$(3)

The differences between the statutory tax expense (benefit) rate and our effective tax expense (benefit) rate, expressed as a percentage of income (loss) before provision for (benefit from) income taxes, for the fiscal years ended March 31, 2013, 2012 and 2011 were as follows:

	Year Ended March 31,
	2013	2012	2011
Statutory federal tax expense (benefit) rate	35.0%	35.0%	(35.0)%
State taxes, net of federal benefit	(5.0)%	(33.5)%	(5.8)%
Differences between statutory rate and foreign effective tax rate	(15.2)%	(33.5)%	12.3%
Valuation allowance	35.0%	(195.1)%	23.7%
Research and development credits	(8.6)%	(39.2)%	(2.4)%
Non-deductible acquisition-related costs and tax expense from integration restructurings	—	16.7%	—
Differences between book and tax on sale of strategic investments	(15.2)%	—	(8.6)%
Expiration of statutes of limitations	—	(266.8)%	—
Non-deductible stock-based compensation	21.5%	205.6%	12.1%
Acquisition-related contingent consideration	(16.5)%	—	—
Other	(1.5)%	(11.4)%	2.6%
Effective tax expense (benefit) rate	29.5%	(322.2)%	(1.1)%
Undistributed earnings of our foreign subsidiaries amounted to approximately $1,381 million as of March 31, 2013. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The components of net deferred tax assets, as of March 31, 2013 and 2012 consisted of (in millions):

	As of March 31,
	2013	2012
Deferred tax assets:
Accruals, reserves and other expenses	$179	$182
Tax credit carryforwards	214	201
Stock-based compensation	46	49
Unrealized gain on marketable equity securities	—	14
Net operating loss & capital loss carryforwards	286	273
Total	725	719
Valuation allowance	(510)	(487)
Deferred tax assets, net of valuation allowance	215	232
Deferred tax liabilities:
Depreciation	(16)	(19)
State effect on federal taxes	(56)	(52)
Amortization	(34)	(44)
Prepaids and other liabilities	(11)	(22)
Total	(117)	(137)
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$98	$95
The valuation allowance increased by $23 million in fiscal year 2013, primarily due to the increase in deferred tax assets for U.S. tax losses and tax credits that are not currently considered to be more likely than not to be realized.

As of March 31, 2013, we have federal net operating loss (“NOL”) carry forwards of approximately $588 million of which approximately $221 million is attributable to various acquired companies. These acquired net operating loss carry forwards are subject to an annual limitation under Internal Revenue Code Section 382. The federal NOL, if not fully realized, will begin to expire in 2029. Furthermore, we have state net loss carry forwards of approximately $799 million of which approximately $137 million is attributable to various acquired companies. The state NOL, if not fully realized, will begin to expire in 2016. We also have U.S. federal, California and Canada tax credit carry forwards of $119 million, $113 million and $26 million, respectively. The U.S. federal tax credit carry forwards will begin to expire in 2017. The California and Canada tax credit carry forwards can be carried forward indefinitely.
The total unrecognized tax benefits as of March 31, 2013 and 2012 were $297 million and $274 million, respectively. Of these amounts, $46 million and $43 million of liabilities would be offset by prior cash deposits to tax authorities for issues pending resolution as of March 31, 2013 and 2012, respectively. A reconciliation of the beginning and ending balance of unrecognized tax benefits is summarized as follows (in millions):

Balance as of March 31, 2011	$273
Increases in unrecognized tax benefits related to prior year tax positions	7
Decreases in unrecognized tax benefits related to prior year tax positions	(4)
Increases in unrecognized tax benefits related to current year tax positions	58
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(1)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(54)
Changes in unrecognized tax benefits due to foreign currency translation	(5)
Balance as of March 31, 2012	274
Increases in unrecognized tax benefits related to prior year tax positions	2
Decreases in unrecognized tax benefits related to prior year tax positions	(2)
Increases in unrecognized tax benefits related to current year tax positions	30
Decreases in unrecognized tax benefits related to settlements with taxing authorities	—
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(5)
Changes in unrecognized tax benefits due to foreign currency translation	(2)
Balance as of March 31, 2013	$297

A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of March 31, 2013, approximately $106 million of the unrecognized tax benefits would affect our effective tax rate and approximately $177 million would result in adjustments to deferred tax valuation allowance. As of March 31, 2012, approximately $98 million of the unrecognized tax benefits would affect our effective tax rate and approximately $163 million would result in corresponding adjustments to the deferred tax valuation allowance.
Interest and penalties related to estimated obligations for tax positions taken in our tax returns are recognized in income tax expense in our Consolidated Statements of Operations. The combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current other liabilities was approximately $23 million as of March 31, 2013, as compared to $21 million as of March 31, 2012. Accrued interest expense related to estimated obligations for unrecognized tax benefits increased by approximately $2 million during fiscal year 2013. There is no material change in accrued penalties during fiscal year 2013.
We file income tax returns in the United States, including various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions, including Canada, France, Germany, Switzerland and the United Kingdom. The IRS has completed its examination of our federal income tax returns through fiscal year 2008. As of March 31, 2013, the IRS had proposed certain adjustments to our tax returns. The effects of these adjustments have been considered in estimating our future obligations for unrecognized tax benefits and are not expected to have a material impact on our financial position or results of operations. Some of these proposed adjustments are pending resolution by the Appeals division of the IRS. Furthermore, the IRS is currently examining our returns for fiscal years 2009 through 2011. We are also currently under income tax examination in Canada for fiscal years 2004 and 2005, in Germany for fiscal years 2008 through 2011, and in Italy for fiscal years 2008 through 2011. We remain subject to income tax examination for several other jurisdictions including Canada for fiscal years after 2005, in France for fiscal years after 2011, in Germany for fiscal years after 2011, in the United Kingdom for fiscal years after 2011, and in Switzerland for fiscal years after 2007.
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
The Notes are convertible into cash and shares of our common stock based on an initial conversion value of 31.5075 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $31.74 per share). Upon conversion of the Notes, holders will receive cash up to the principal amount of each Note, and any excess conversion value will be delivered in shares of our common stock. Prior to April 15, 2016, the Notes are convertible only if (1) the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130 percent of the conversion price ($41.26 per share) on each applicable trading day; (2) during the 5 business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of notes falls below 98 percent of the last reported sale price of our common stock multiplied by the conversion rate on each trading day; or (3) specified corporate transactions, including a change in control, occur. On or after April 15, 2016 a holder may convert any of its Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate is subject to customary anti-dilution adjustments (for example, certain dividend distributions or tender or exchange offer of our common stock), but will not be adjusted for any accrued and unpaid interest. The Notes are not redeemable prior to maturity except for specified corporate transactions and events of default, and no sinking fund is provided for the Notes. The Notes do not contain any financial covenants.

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
The carrying values of the liability and equity components of the Notes are reflected in our Consolidated Balance Sheets as follows (in millions):

	As of March 31, 2013	As of March 31, 2012
Principal amount of Notes	$633	$633
Unamortized discount of the liability component	(74)	(94)
Net carrying amount of Notes	$559	$539
Equity component, net	$105	$105
As of March 31, 2013, the remaining life of the Notes is 3.3 years.
Convertible Note Hedge and Warrants Issuance
In July 2011, we entered into privately-negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provide us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock at a strike price of $31.74, which corresponds to the conversion price of the Notes and is equal to the number of shares of our common stock that notionally underlie the Notes. As of March 31, 2013, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge, which was recorded as an equity transaction.
Separately, in July 2011 we also entered into privately-negotiated warrant transactions with the certain counterparties whereby we sold to independent third parties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments that are substantially the same as the anti-dilution provisions contained in the Notes, up to 19.9 million shares of our common stock (which is also equal to the number of shares of our common stock that notionally underlie the Notes), with a strike price of $41.14. The Warrants could have a dilutive effect with respect to our common stock to the extent that the market price per share of its common stock exceeds $41.14 on or prior to the expiration date of the Warrants. We received proceeds of $65 million from the sale of the Warrants.
Credit Facility
On August 30, 2012, we entered into a $500 million senior unsecured revolving credit facility with a syndicate of banks. The credit facility terminates on February 29, 2016 and contains an option to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $250 million in additional commitments for revolving loans. Proceeds of loans made under the credit facility may be used for general corporate purposes.

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

As of March 31, 2013, no amounts were outstanding under the credit facility. During the three months ended September 30, 2012, we paid $2 million of debt issuance costs in connection with obtaining this credit facility. These costs are deferred and are being amortized to interest expense over the 3.5 years term of the credit facility.
The following table summarizes our interest expense recognized for fiscal years 2013, 2012, and 2011 that is included in interest and other income (expense), net on our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2013	2012	2011
Amortization of debt discount	$(20)	$(14)	$—
Amortization of debt issuance costs	(3)	(2)	—
Coupon interest expense	(5)	(3)	—
Other interest expense	(1)	(1)	(1)
Total interest expense	$(29)	$(20)	$(1)

(12)  COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of March 31, 2013, we leased certain of our current facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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
The following table summarizes our minimum contractual obligations as of March 31, 2013 (in millions):

		Fiscal Year Ending March 31,
	Total	2014	2015	2016	2017	2018	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,144	$158	$178	$228	$69	$53	$458
Marketing commitments	223	37	47	35	20	20	64
Operating leases	174	50	44	32	17	13	18
0.75% Convertible Senior Notes due 2016 interest (a)	17	5	5	5	2	—	—
Other purchase obligations	39	28	9	2	—	—	—
Total unrecognized commitments	1,597	278	283	302	108	86	540

Recognized commitments
0.75% Convertible Senior Notes due 2016 principal (a)	633	—	—	—	633	—	—
Licensing and lease obligations (b)	71	25	18	6	20	1	1
Total recognized commitments	704	25	18	6	653	1	1

Total Commitments	$2,301	$303	$301	$308	$761	$87	$541

(a)
Included in the $17 million coupon interest on the 0.75% Convertible Senior Notes due 2016 is $1 million of accrued interest recognized as of March 31, 2013. We will be obligated to pay the $632.5 million principal amount of the 0.75% Convertible Senior Notes due 2016 in cash and any excess conversion value in shares of our common stock upon redemption of the Notes at maturity on July 15, 2016 or upon earlier redemption. The $632.5 million principal amount excludes $74 million of unamortized discount of the liability component. See Note 11 for additional information regarding our 0.75% Convertible Senior Notes due 2016.

(b)
See Note 7 for additional information regarding recognized commitments resulting from our restructuring plans. Lease commitments have not been reduced for approximately $6 million due in the future from third parties under non-cancelable sub-leases.

Subsequent to March 31, 2013, we entered into various licensor and development agreements with third parties, which contingently commits us to pay up to $164 million at various dates through fiscal year 2020.
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of March 31, 2013; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above, as of March 31, 2013, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $260 million, of which approximately $46 million is offset by prior cash deposits to tax authorities for issues pending resolution. For the remaining liability, we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Also, in addition to what is included in the table above as of March 31, 2013, primarily in connection with our PopCap, KlickNation, and Chillingo acquisitions, we may be required to pay an additional $566 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2015. As of March 31, 2013, we have accrued $43 million of contingent consideration on our Consolidated Balance Sheet representing the estimated fair value of the contingent consideration. We have not paid any earn-out to date for the PopCap acquisition.
Total rent expense for all operating leases was $155 million, $139 million and $96 million, for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

Legal Proceedings
In June 2008, Geoffrey Pecover filed an antitrust class action in the United States District Court for the Northern District of California, alleging that EA obtained an illegal monopoly in a discreet antitrust market that consists of “league-branded football simulation video games” by bidding for, and winning, exclusive licenses with the NFL, Collegiate Licensing Company and Arena Football League. In December 2010, the district court granted the plaintiffs’ request to certify a class of plaintiffs consisting of all consumers who purchased EA’s Madden NFL, NCAA Football or Arena Football video games after 2005. In May 2012, the parties reached a settlement in principle to resolve all claims related to this action. As a result, we recognized a $27 million accrual in the fourth quarter of fiscal 2012 associated with the potential settlement. In July 2012, the plaintiffs filed a motion with the court to approve the settlement. On October 5, 2012, the court granted its preliminary approval of the settlement and held a hearing to consider the court's final approval of the settlement for February 7, 2013. As of the date of this filing, the Court has not issued an order granting its final approval of the settlement, although the Company expects that the Court will do so.
In March 2011, Robin Antonick filed a complaint in the United States District Court for the Northern District of California, alleging that he wrote the source code for the original John Madden Football game published by EA in 1988 and that EA used certain parts of that source code in later editions in the Madden franchise without compensating him.  Mr. Antonick seeks compensatory damages in the amount of almost $6 million, plus approximately $10 million in prejudgment interest, in addition to punitive damages and disgorgement of profits.  We believe that there is no merit to Mr. Antonick's claims.  We further believe the likelihood of a judgment against us that includes punitive damages or the disgorgement of profits is very remote.  The trial is scheduled to begin on June 17, 2013.
We are also subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our Consolidated Financial Statements.
(13)  PREFERRED STOCK
As of March 31, 2013 and 2012, we had 10,000,000 shares of preferred stock authorized but unissued. The rights, preferences, and restrictions of the preferred stock may be designated by our Board of Directors without further action by our stockholders.

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

•
Market-Based Restricted Stock Units. Market-based restricted stock units consist of grants of performance-based restricted stock units to certain members of executive management that vest contingent upon the achievement of pre-determined market and service conditions (referred to herein as “market-based restricted stock units”). The fair value of our market-based restricted stock units is determined using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient.

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
The estimated assumptions used in the Black-Scholes valuation model to value our stock option grants and ESPP were as follows:

	Stock Option Grants			ESPP
	Year Ended March 31,			Year Ended March 31,
	2013	2012	2011	2013	2012	2011
Risk-free interest rate	0.4 - 1.0%	0.4 - 1.8%	0.3 - 2.6%	0.1 - 0.2%	0.1 - 0.2%	0.2 - 0.3%
Expected volatility	40 - 46%	40 - 46%	39 - 45%	35 - 42%	39 - 41%	34 - 38%
Weighted-average volatility	43%	43%	42%	38%	41%	36%
Expected term	4.4 years	4.4 years	4.2 years	6 - 12 months	6 - 12 months	6 - 12 months
Expected dividends	None	None	None	None	None	None
The estimated assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Year Ended March 31, 2013	Year Ended March 31, 2012
Risk-free interest rate	0.2 - 0.4%	0.2 - 0.6%
Expected volatility	17 - 116%	14 - 83%
Weighted-average volatility	35%	35%
Expected dividends	None	None
There were no market-based restricted stock units granted during the fiscal year ended March 31, 2011.
Stock-Based Compensation Expense
Employee stock-based compensation expense recognized during the fiscal years ended March 31, 2013, 2012 and 2011 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and the ESPP included in our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2013	2012	2011
Cost of revenue	$2	$2	$2
Research and development (a)	94	103	107
Marketing and sales (a)	30	27	23
General and administrative (a)	38	38	42
Restructuring and other charges	—	—	2
Stock-based compensation expense	$164	$170	$176

(a)
During the fourth quarter of fiscal year 2013, we reviewed our operating expenses and reclassified certain amounts, primarily headcount and facilities costs, to align with our current operating structure.  As a result, we also reclassified the related prior year stock-based compensation expense amounts within our Consolidated Statements of Operations for comparability purposes. These reclassifications did not affect the Company's total stock-based compensation expense.

During the fiscal years ended March 31, 2013, 2012 and 2011, we did not recognize any provision for or benefit from income taxes related to our stock-based compensation expense.
As of March 31, 2013, our total unrecognized compensation cost related to stock options was $5 million and is expected to be recognized over a weighted-average service period of 2.1 years. As of March 31, 2013, our total unrecognized compensation cost related to restricted stock and restricted stock units (collectively referred to as “restricted stock rights”) was $221 million and is expected to be recognized over a weighted-average service period of 1.7 years. Of the $221 million of unrecognized compensation cost, $7 million relates to market-based restricted stock units.
For fiscal year ended March 31, 2013, we recognized $1 million of tax expense from the exercise of stock options, net of $1 million of deferred tax write-offs. There is no tax benefit related to stock-based compensation reported in the financing activities on our Consolidated Statements of Cash Flows. For the fiscal year ended March 31, 2012, we recognized $3 million of tax benefit from the exercise of stock options, net of $1 million of deferred tax write-offs; of this amount $4 million of excess tax benefit related to stock-based compensation was reported in the financing activities on our Consolidated Statements of Cash Flows. For the fiscal year ended March 31, 2011, we recognized $2 million of tax expense from the exercise of stock options, net of $3 million of deferred tax write-offs; of this amount $1 million of excess tax benefit related to stock-based compensation was reported in the financing activities on our Consolidated Statements of Cash Flows.
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
At our Annual Meeting of Stockholders, held on July 26, 2012, our stockholders approved amendments to our 2000 Equity Incentive Plan (the “Equity Plan”) to increase the number of shares of common stock authorized under the Equity Plan by 6,180,000 shares, and to increase the limit on the number of shares that may be covered by equity awards to eligible persons under the Equity Plan in a fiscal year. A total of 11.8 million options or 8.3 million restricted stock units were available for grant under our Equity Plan as of March 31, 2013.
Stock Options
The following table summarizes our stock option activity for the fiscal year ended March 31, 2013:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2012	9,774	$34.17
Granted	296	13.15
Exercised	(69)	15.17
Forfeited, cancelled or expired	(2,199)	32.02
Outstanding as of March 31, 2013	7,802	$34.17	4.54	$4
Vested and expected to vest	7,755	$34.28	4.50	$3
Exercisable	7,293	$35.38	4.29	$3
As of March 31, 2013, the weighted-average remaining contractual term for our stock options outstanding was 4.54 years and the aggregate intrinsic value of our stock options outstanding was $4 million. The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of March 31, 2013, which would have been received by the option holders had all the option holders exercised their options as of that date. The weighted-average grant date fair values of stock options granted during fiscal years 2013, 2012, and 2011 were $4.64, $7.27 and $6.03, respectively. The total intrinsic values of stock options exercised during fiscal years 2012 and 2011 were $4 million and $1 million, respectively. The total estimated fair values (determined as of the grant date) of stock options vested during fiscal years 2013, 2012, and 2011 were $11 million, $15 million and $24 million, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.

The following table summarizes outstanding and exercisable stock options as of March 31, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares (in thousands)	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Prices	Potential Dilution	Number of Shares (in thousands)	Weighted- Average Exercise Prices	Potential Dilution
$2.61 - $19.99	2,639	5.98	$16.79	0.9%	2,271	$17.04	0.8%
20.00 - 39.99	1,707	5.99	21.58	0.6%	1,566	21.66	0.5%
40.00 - 59.99	2,795	3.05	51.04	0.9%	2,795	51.04	0.9%
60.00 - 65.93	661	1.17	64.66	0.2%	661	64.66	0.2%
$2.61 - $65.93	7,802	4.54	34.17	2.6%	7,293	35.38	2.4%
Potential dilution is computed by dividing the options in the related range of exercise prices by 302 million shares of common stock, which were issued and outstanding as of March 31, 2013.
Restricted Stock Rights
We grant restricted stock rights under our Equity Plan to employees worldwide. Restricted stock units entitle holders to receive shares of common stock at the end of a specified period of time. Upon vesting, the equivalent number of common shares is typically issued net of required tax withholdings, if any. Restricted stock is issued and outstanding upon grant; however, restricted stock award holders are restricted from selling the shares until they vest. Upon granting or vesting of restricted stock, as the case may be, we will typically withhold shares to satisfy tax withholding requirements. Restricted stock rights are subject to forfeiture and transfer restrictions. Vesting for restricted stock rights is based on the holders’ continued employment with us. If the vesting conditions are not met, unvested restricted stock rights will be forfeited. Generally, our restricted stock rights vest according to one of the following vesting schedules:

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
Each restricted stock right granted reduces the number of shares available for grant by 1.43 shares under our Equity Plan. The following table summarizes our restricted stock rights activity, excluding performance-based restricted stock unit activity which is discussed below, for the fiscal year ended March 31, 2013:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Balance as of March 31, 2012	16,323	$20.73
Granted	9,151	12.85
Vested	(7,020)	20.32
Forfeited or cancelled	(2,536)	17.77
Balance as of March 31, 2013	15,918	16.85

The weighted-average grant date fair value of restricted stock rights is based on the quoted market price of our common stock on the date of grant. The weighted-average grant date fair values of restricted stock rights granted during fiscal years 2013, 2012, and 2011 were $12.85, $21.38 and $17.38, respectively. The total grant date fair values of restricted stock rights that vested during fiscal years 2013, 2012, and 2011 were $143 million, $165 million and $142 million, respectively.
Performance-Based Restricted Stock Units
Our performance-based restricted stock units vest contingent upon the achievement of pre-determined performance-based milestones. If these performance-based milestones are not met, the restricted stock units will not vest, in which case, any compensation expense we have recognized to date will be reversed.
The following table summarizes our performance-based restricted stock unit activity for the fiscal year ended March 31, 2013:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Balance as of March 31, 2012	1,421	$50.35
Vested	(19)	15.39
Forfeited or cancelled	(78)	38.67
Balance as of March 31, 2013	1,324	51.54
The weighted-average grant date fair value of performance-based restricted stock units is based on the quoted market price of our common stock on the date of grant. The weighted-average grant date fair values of performance-based restricted stock units granted during fiscal year 2011 was $15.39. The total grant date fair values of performance-based restricted stock units that vested during fiscal year 2013 was less than $1 million. No performance-based restricted stock units vested during fiscal years 2012 and 2011.
Market-Based Restricted Stock Units
Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be received at vesting will range from zero percent to 200 percent of the target number of stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period, generally over a three year period. We present shares granted at 100 percent of target of the number of stock units that may potentially vest. The maximum number of common shares that could vest is approximately 1.9 million for market-based restricted stock units granted in the fiscal year 2013. As of March 31, 2013, the maximum number of shares that could vest is approximately 1.9 million for market-based restricted stock units outstanding.
The following table summarizes our market-based restricted stock unit activity for the year ended March 31, 2013:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2012	520	$33.70
Granted	970	12.41
Vested	(111)	33.70
Forfeited or cancelled	(454)	17.83
Balance as of March 31, 2013	925	19.16
The weighted-average grant date fair values of market-based restricted stock units granted during fiscal years 2013 and 2012 were $12.41 and $33.70, respectively. The total grant date fair value of market-based restricted stock units that vested during fiscal year 2013 was $3.7 million. No market-based restricted stock units vested during fiscal years 2012 and 2011.

ESPP
Pursuant to our ESPP, eligible employees may authorize payroll deductions of between 2 percent and 10 percent of their compensation to purchase shares at 85 percent of the lower of the market price of our common stock on the date of commencement of the offering or on the last day of each six-month purchase period.
During fiscal year 2013, we issued approximately 3 million shares under the ESPP with exercise prices for purchase rights ranging from $11.05 to $11.33. During fiscal years 2013, 2012, and 2011, the estimated weighted-average fair values of purchase rights were $4.83, $4.98 and $4.67, respectively.
We issue new common stock out of the ESPP’s pool of authorized shares. The fair values above were estimated on the date of grant using the Black-Scholes option-pricing model assumptions.
Deferred Compensation Plan
We have a Deferred Compensation Plan (“DCP”) for the benefit of a select group of management or highly compensated employees and Directors, which is unfunded and intended to be a plan that is not qualified within the meaning section 401(a) of the Internal Revenue Code. The DCP permits the deferral of the annual base salary and/or Director fees up to a maximum amount. The deferrals are held in a separate trust, which has been established by us to administer the DCP. The trust is a grantor trust and the specific terms of the trust agreement provide that the assets of the trust are available to satisfy the claims of general creditors in the event of our insolvency. The assets held by the trust are classified as trading securities and are held at fair value on our Consolidated Balance Sheets. The assets and liabilities of the DCP are presented in other assets and other liabilities on our Consolidated Balance Sheets, respectively, with changes in the fair value of the assets and in the deferred compensation liability recognized as compensation expense. The estimated fair value of the assets was $11 million and $11 million as of March 31, 2013 and 2012, respectively. As of March 31, 2013 and 2012, $12 million was recorded to recognize undistributed deferred compensation due to employees.
401(k) Plan and Registered Retirement Savings Plan
We have a 401(k) plan covering substantially all of our U.S. employees, and a Registered Retirement Savings Plan covering substantially all of our Canadian employees. These plans permit us to make discretionary contributions to employees’ accounts based on our financial performance. We contributed an aggregate of $14 million, $13 million and $9 million to these plans in fiscal years 2013, 2012, and 2011, respectively.
Stock Repurchase Program
In February 2011, our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the following 18 months. We completed that program in April 2012. We repurchased approximately 32 million shares in the open market since under that program, including pursuant to pre-arranged stock trading plans. During fiscal years 2013 and 2012, we repurchased and retired approximately 4 million and 25 million shares of our common stock for approximately $71 million and $471 million, respectively, under that program.

In July 2012, our Board of Directors authorized a new program to repurchase up to $500 million of our common stock. Under this new program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans.  The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During fiscal year 2013, we repurchased and retired approximately 22 million shares of our common stock for approximately $278 million under this new program.

During fiscal years 2013 and 2012, we repurchased and retired approximately 26 million and 25 million shares of our common stock for approximately $349 million and $471 million, respectively, under both programs.
(15)  INTEREST AND OTHER INCOME (EXPENSE), NET
Interest and other income (expense), net, for the fiscal years ended March 31, 2013, 2012 and 2011 consisted of (in millions):

	Year Ended March 31,
	2013	2012	2011
Interest expense	$(29)	$(20)	$(1)
Interest income	6	9	9
Net gain (loss) on foreign currency transactions	2	(29)	12
Net gain (loss) on foreign currency forward contracts	(2)	21	(12)
Other income, net	2	2	2
Interest and other income (expense), net	$(21)	$(17)	$10

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

	Year Ended March 31,
(In millions, except per share amounts)	2013	2012	2011
Net income (loss)	$98	$76	$(276)
Shares used to compute net income (loss) per share:
Weighted-average common stock outstanding — basic	310	331	330
Dilutive potential common shares	3	5	—
Weighted-average common stock outstanding — diluted	313	336	330
Net income (loss) per share:
Basic	$0.32	$0.23	$(0.84)
Diluted	$0.31	$0.23	$(0.84)
As a result of our net loss for the fiscal year ended March 31, 2011, we have excluded all outstanding equity-based instruments from the diluted loss per share (“Diluted EPS”) calculation as their inclusion would have had an antidilutive effect. Had we reported net income for the period, an additional 4 million shares of common stock would have been included in the number of shares used to calculate Diluted EPS.
Potentially dilutive shares of common stock related to our 0.75% Convertible Senior Notes due 2016 issued during the year ended March 31, 2012, which have a conversion price of $31.74 per share and the associated Warrants, which have a conversion price of $41.14 per share, were excluded from the computation of Diluted EPS for the year ended March 31, 2013 and 2012 as their inclusion would have had an antidilutive effect resulting from the conversion price. The associated Convertible Note Hedge was excluded from the calculation of diluted shares as the impact is always considered antidilutive since the call option would be exercised by us when the exercise price is lower than the market price. See Note 11 for additional information related to our 0.75% Convertible Senior Notes due 2016 and related Convertible Note Hedge and Warrants.
(17)  SEGMENT INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Executive Chairman, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.

Our business is currently organized around our five labels, EA Games, EA SPORTS, Maxis, PopCap and All Play. During the year ended March 31, 2013, we renamed our Social/Mobile studios to All Play and integrated the social and mobile studios of our BioWare label into our All Play organization while the remaining studios of our BioWare label were integrated into our EA Games label. Our CODM regularly reviews the aggregated results of the five labels to assess overall performance and allocate resources. All five of the labels comprise our operating segment (the “EA Labels” segment) as shown below. To a lesser degree, our CODM also reviews results based on geographic performance.

The following table summarizes the financial performance of the EA Labels segment and a reconciliation of the EA Labels segment’s profit to our consolidated operating income (loss) for the fiscal years ended March 31, 2013, 2012 and 2011 (in millions):

	Year Ended March 31,
	2013	2012	2011
EA Labels segment:
Net revenue before revenue deferral	$3,715	$4,122	$3,716
Depreciation and amortization	(56)	(63)	(57)
Other expenses	(2,688)	(3,006)	(2,818)
EA Labels segment profit	971	1,053	841
Reconciliation to consolidated operating income (loss):
Other:
Revenue deferral	(3,022)	(3,142)	(2,769)
Recognition of revenue deferral	3,026	3,099	2,530
Other net revenue	78	64	112
Depreciation and amortization	(185)	(134)	(116)
Acquisition-related contingent consideration	64	(11)	17
Gain on strategic investments, net	39	—	23
Loss on licensed intellectual property commitment (COR)	—	—	1
Restructuring and other charges	(27)	(16)	(161)
Stock-based compensation	(164)	(170)	(174)
Other expenses	(659)	(708)	(616)
Consolidated operating income (loss)	$121	$35	$(312)
EA Labels segment profit differs from consolidated operating loss primarily due to the exclusion of (1) certain corporate and other functional costs that are not allocated to EA Labels, (2) the deferral of certain net revenue related to online-enabled games (see Note 9 for additional information regarding deferred net revenue (online-enabled games)), and (3) our Switzerland distribution revenue and expenses that is not allocated to EA Labels. Our CODM reviews assets on a consolidated basis and not on a segment basis.
As we continue to evolve our business and more of our products are delivered to consumers digitally via the Internet, management assesses its performance through a review of net revenue by revenue composition.
Information about our total net revenue by revenue composition for the fiscal years ended March 31, 2013, 2012 and 2011 is presented below (in millions):

	Year Ended March 31,
	2013	2012	2011
Publishing and other	$2,255	$2,761	$2,632
Wireless, Internet-derived, advertising (digital)	1,440	1,159	743
Distribution	102	223	214
Net revenue	$3,797	$4,143	$3,589
Information about our operations in North America, Europe and Asia as of and for the fiscal years ended March 31, 2013, 2012 and 2011 is presented below (in millions):

	Year Ended March 31,
	2013	2012	2011
Net revenue from unaffiliated customers
North America	$1,701	$1,991	$1,836
Europe	1,867	1,898	1,563
Asia	229	254	190
Total	$3,797	$4,143	$3,589

	As of March 31,
	2013	2012
Long-lived assets
North America	$2,024	$2,165
Europe	451	442
Asia	47	48
Total	$2,522	$2,655
The basis by which we attribute net revenue from external customers to individual countries is based on the location of the legal entity that sells the products and/or services. Revenue generated in the United States represents over 99 percent of our total North America net revenue. Revenue generated in Switzerland during fiscal years 2013 and 2012 represents $885 million and $589 million or 23 percent and 14 percent of our total net revenue, respectively. Revenue generated in Switzerland did not represent 10 percent or greater of our total net revenue during fiscal year 2011. Revenue generated in United Kingdom did not represent 10 percent or greater of our total net revenue during fiscal years 2013 and 2012. Revenue generated in United Kingdom during fiscal year 2011 represents $411 million, or 11 percent of our total net revenue. There were no other countries with net revenue greater than 10 percent.
Our direct sales to GameStop Corp. represented approximately 13 percent, 15 percent, and 16 percent of total net revenue in fiscal years 2013, 2012, and 2011, respectively. Our direct sales to Wal-Mart Stores, Inc. represented approximately 10 percent of total net revenue in fiscal year 2011. Our direct sales to Wal-Mart Stores, Inc. did not exceed 10 percent of net revenue for fiscal years 2013 and 2012.
(18)  QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)

	Quarter Ended								Year Ended
(In millions, except per share data)	June 30		September 30		December 31		March 31
Fiscal 2013 Consolidated
Net revenue	$955		$711		$922		$1,209		$3,797
Gross profit	750		266		493		900		2,409
Operating income (loss)	215		(364)		(39)		309		121
Net income (loss)	201	(a)	(381)	(b)	(45)	(c)	323	(d)	98
Common Stock
Net income (loss) per share — Basic	$0.63		$(1.21)		$(0.15)		$1.07		$0.32
Net income (loss) per share — Diluted	$0.63		$(1.21)		$(0.15)		$1.05		$0.31
Common stock price per share
High	$16.71		$14.50		$15.42		$19.34		$19.34
Low	$11.89		$10.94		$11.91		$13.70		$10.94
Fiscal 2012 Consolidated
Net revenue	$999		$715		$1,061		$1,368		$4,143
Gross profit	759		283		509		994		2,545
Operating income (loss)	227		(374)		(183)		365		35
Net income (loss)	221	(e)	(340)	(f)	(205)	(g)	400	(h)	76
Common Stock
Net income (loss) per share — Basic	$0.67		$(1.03)		$(0.62)		$1.22		$0.23
Net income (loss) per share — Diluted	$0.66		$(1.03)		$(0.62)		$1.20		$0.23
Common stock price per share
High	$24.42		$25.05		$25.20		$21.30		$25.20
Low	$19.69		$17.62		$19.76		$16.34		$16.34

(a)	Net income includes restructuring charges of $27 million and $(20) million of acquisition-related contingent consideration, both of which are pre-tax amounts.

(b)	Net loss includes pre-tax restructuring charges of $(2) million.

(c)
Net loss includes $(45) million of acquisition-related contingent consideration, $(14) million gain on strategic investments, net, $6 million of impairment charges on acquisition-related intangible assets, and restructuring charges of $2 million, all of which are pre-tax amounts.

(d)
Net income includes $31 million of impairment charges on acquisition-related intangible assets, $(25) million of gain on strategic investments, net, and $1 million of acquisition-related contingent consideration, both of which are pre-tax amounts.

(e)	Net income includes restructuring charges of $18 million and $2 million of acquisition-related contingent consideration, both of which are pre-tax amounts.

(f)	Net loss includes restructuring charges of $(1) million and $17 million of acquisition-related contingent consideration, both of which are pre-tax amounts.

(g)	Net loss includes $(11) million of pre-tax acquisition-related contingent consideration.

(h)
Net income includes $12 million of impairment charges on acquisition-related intangible assets, $3 million of acquisition-related contingent consideration, restructuring charges of $(1) million, and $27 million of litigation expenses, all of which are pre-tax amounts.

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
We have audited the accompanying consolidated balance sheets of Electronic Arts Inc. and subsidiaries (the Company) as of March 30, 2013 and March 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three‑year period ended March 30, 2013. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Arts Inc. and subsidiaries as of March 30, 2013 and March 31, 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended March 30, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Electronic Arts Inc.’s internal control over financial reporting as of March 30, 2013, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 22, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Santa Clara, California
May 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Electronic Arts Inc.:
We have audited Electronic Arts Inc.’s (the Company) internal control over financial reporting as of March 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Electronic Arts Inc. maintained, in all material respects, effective internal control over financial reporting as of March 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electronic Arts Inc. and subsidiaries as of March 30, 2013 and March 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended March 30, 2013. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. Our report dated May 22, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Santa Clara, California
May 22, 2013

Item 9:     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A:     Controls and Procedures
Definition and Limitations of Disclosure Controls
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Executive Chairman and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluates these controls and procedures on an ongoing basis.
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
Evaluation of Disclosure Controls and Procedures
Our Executive Chairman, who is our Principal Executive Officer, and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, believe that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing the requisite reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.
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
KPMG LLP, our independent registered public accounting firm, has issued an auditors’ report on the effectiveness of our internal control over financial reporting. That report appears on page 96.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal year ended March 31, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 9B:     Other Information
None.

PART III

Item 10:     Directors, Executive Officers and Corporate Governance
The information required by Item 10, other than the information regarding executive officers, which is included in Item 1 of this report, is incorporated herein by reference to the information to be included in our Proxy Statement for our 2013 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Proposal 1: Election of Directors,” “Global Code of Conduct,” and “Report of the Audit Committee of the Board of Directors.” The information regarding Section 16 compliance is incorporated herein by reference to the information to be included in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership reporting Compliance.”

Item 11:     Executive Compensation
The information required by Item 11 is incorporated herein by reference to the information to be included in the Proxy Statement, under the headings “Director Compensation and Stock Ownership Guidelines,” “Executive Compensation,” “Compensation and Committee report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

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

Item 13:     Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to the information to be included in the Proxy Statement under the headings “Director Independence,” “Board of Directors, Board Meetings and Committees” and “Certain Relationships and Related Person Transactions.”

Item 14:     Principal Accounting Fees and Services
The information required by Item 14 is incorporated herein by reference to the information to be included in the Proxy Statement under the heading “Ratification of the Appointment of KPMG LLP, Independent Registered Public Accounting Firm.”

PART IV
Item 15:     Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report
1.   Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 53 of this report.
2.   Financial Statement Schedule: See Schedule II on Page 100 of this report.
3.   Exhibits: The exhibits listed in the accompanying index to exhibits on Page 101 are filed or incorporated by reference as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC ARTS INC.

By:	/s/ Lawrence F. Probst III
Lawrence F. Probst III
Executive Chairman, Principle Executive Officer
Date: May 22, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 22nd of May 2013.

Name	Title

/s/ Lawrence F. Probst III	Executive Chairman,
Lawrence F. Probst III	Principle Executive Officer

/s/ Blake Jorgensen	Executive Vice President,
Blake Jorgensen	Chief Financial Officer

/s/ Kenneth A. Barker	Senior Vice President,
Kenneth A. Barker	Chief Accounting Officer
(Principle Accounting Officer)

Directors:
/s/ Lawrence F. Probst III	Executive Chairman
Lawrence F. Probst III

/s/ Leonard S. Coleman	Director
Leonard S. Coleman

/s/ Jay C. Hoag	Director
Jay C. Hoag

/s/ Jeffrey T. Huber	Director
Jeffrey T. Huber

/s/ Gregory B. Maffei	Director
Gregory B. Maffei

/s/ Vivek Paul	Director
Vivek Paul

/s/ Richard A. Simonson	Director
Richard A. Simonson

/s/ Luis A. Ubiñas	Director
Luis A. Ubiñas

ELECTRONIC ARTS INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2013, 2012 and 2011
(In millions)

Allowance for Doubtful Accounts, Price Protection and Returns	Balance at Beginning of Period	Charged to Revenue, Costs and Expenses	Charged (Credited) to Other Accounts(a)	Deductions(b)	Balance at End of Period
Year Ended March 31, 2013	$252	$371	$(4)	$(419)	$200
Year Ended March 31, 2012	$304	$463	$(13)	$(502)	$252
Year Ended March 31, 2011	$217	$565	$18	$(496)	$304

(a)
Primarily other reclassification adjustments and the translation effect of using the average exchange rate for expense items and the year-end exchange rate for the balance sheet item (allowance account).

(b)	Primarily the utilization of returns allowance and price protection reserves.

ELECTRONIC ARTS INC.
2013 FORM 10-K ANNUAL REPORT
EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
1.01	Purchase Agreement dated as of July 14, 2011 between EA and Morgan Stanley & Co. LLC	8-K	000-17948	7/20/2011

2.01
Agreement and Plan of Merger By and among EA, Plumpjack Acquisition Corporation, PopCap, David L. Roberts as earn-out representative, David L. Roberts, as shareholder representative, and with respect to Articles VII, VIII and IX only, U.S. Bank National Association, as escrow agent dated as of July 11, 2011
		8-K	000-17948	7/12/2011

3.01	Amended and Restated Certificate of Incorporation	10-Q	000-17948	11/3/2004

3.02	Amended and Restated Bylaws	8-K	000-17948	5/11/2009

4.01	Specimen Certificate of Registrant’s Common Stock	10-K	000-17948	5/22/2009

4.02	Indenture (including form of Notes) with respect to EA’s 0.75% Convertible Senior Notes due 2016 dated as of July 20, 2011 by and between EA and U.S. Bank National Association	8-K	000-17948	7/20/2011

10.01*	Registrant’s 1998 Directors’ Stock Option Plan and related documents, as amended	S-8	333-84215	7/30/1999

10.02*	Form of Indemnity Agreement with Directors	10-K	000-17948	6/4/2004

10.03*	Offer Letter for Employment at Electronic Arts Inc. to Peter Moore, dated June 5, 2007	8-K	000-17948	7/17/2007

10.04*	Electronic Arts Inc. Executive Bonus Plan	8-K	000-17948	7/27/2012

10.05*	Electronic Arts Deferred Compensation Plan	10-Q	000-17948	8/6/2007

10.06*	Electronic Arts Key Employee Continuity Plan	10-Q	000-17948	2/5/2013

10.07*	First Amendment to the Electronic Arts Deferred Compensation Plan, as amended and restated	10-K	000-17948	5/22/2009

10.08*	EA Bonus Plan	10-Q	000-17948	11/8/2010

10.09*	Form of 2011 Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	6/1/2011

10.10*	Form of 2012 Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/18/2012

10.11*	Form of 2013 Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/16/2013

10.12*	EA Bonus Plan Fiscal Year 2013 Addendum	8-K	000-17948	6/11/2012

10.13*	EA Bonus Plan Fiscal Year 2014 Addendum	8-K	000-17948	5/16/2013

10.14*	2000 Equity Incentive Plan, as amended, and related documents	8-K	000-17948	7/27/2012

10.15*	2000 Employee Stock Purchase Plan, as amended	8-K	000-17948	7/29/2011

10.16*	Offer Letter for Employment at Electronic Arts Inc. to Rajat Taneja, dated September 13, 2011	10-Q	000-17948	2/7/2012

10.17*	Offer Letter for Employment at Electronic Arts Inc. to Blake Jorgensen, dated July 25, 2012	8-K	000-17948	7/31/2012

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
10.18*	Separation Agreement dated as of March 25, 2013 between Electronic Arts Inc. and John Riccitiello				X

10.19	Lease Agreement by and between Registrant and Louisville Commerce Realty Corporation, dated April 1, 1999	10-K	000-17948	6/29/1999

10.20	First Amendment of Lease by and between Louisville Commerce Realty Corporation and Electronic Arts Inc., dated February 23, 2004	10-K	000-17948	6/4/2004

10.21	Lease agreement between ASP WT, L.L.C. and Tiburon Entertainment, Inc. for space at Summit Park I, dated June 15, 2004	10-Q	000-17948	8/3/2004

10.22
First amendment to lease, dated December 13, 2005, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts – Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.
		10-Q	000-17948	2/8/2006

10.23	Agreement for Underlease relating to Onslow House, Guildford, Surrey, dated 7 February 2006, by and between The Standard Life Assurance Company and Electronic Arts Limited and Electronic Arts Inc.	10-Q	000-17948	2/8/2006

10.24	Second Amendment of Lease Agreement by and between US Industrial REIT II and Electronic Arts Inc., dated April 1, 2009	10-Q	000-17948	8/10/2009

10.25
Second Amendment to Lease, dated May 8, 2009, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts – Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.
		10-Q	000-17948	8/10/2009

10.26
Third amendment to lease, dated December 24, 2009, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts – Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.
		10-Q	000-17948	2/9/2010

10.27**
First Amended North American Territory Rider to the Global PlayStation® 3 Format Licensed Publisher Agreement, dated September 11, 2008, by and between the Electronic Arts Inc. and Sony Computer Entertainment America Inc.
		10-Q	000-17948	11/10/2009

10.28**
Sony Computer Entertainment Europe Limited Regional Rider to the Global PlayStation® 3 Format Licensed Publisher Agreement, dated December 17, 2008, by and between EA International (Studio and Publishing) Limited and Sony Computer Entertainment Europe Limited
		10-Q	000-17948	11/10/2009

10.29**	Global PlayStation® 3 Format Licensed Publisher Agreement, dated September 11, 2008, by and between the Electronic Arts Inc. and Sony Computer Entertainment America Inc.	10-Q/A	000-17948	4/30/2010

10.30**	Global PlayStation® 3 Format Licensed Publisher Agreement, dated December 17, 2008, by and between EA International (Studio and Publishing) Limited and Sony Computer Entertainment Europe Limited	10-Q/A	000-17948	4/30/2010

10.31**	Xbox2 Publisher License Agreement, dated May 15, 2005, by and among Electronic Arts Inc., Electronic Arts C.V. and Microsoft Licensing, GP	10-Q/A	000-17948	4/30/2010

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
10.32	Form of Stock Consideration Agreement, dated July 11, 2011 between EA and each of the founders and the chief executive officer of PopCap	8-K	000-17948	7/12/2011

10.33	Form of Call Option Agreement dated as of July 14, 2011 between EA and each Option Counterparty	8-K	000-17948	7/20/2011

10.34	Form of Warrant Agreement dated July 14, 2011 between EA and each Option Counterparty	8-K	000-17948	7/20/2011

10.35	Form of Additional Call Option Agreement dated July 18, 2011 between EA and each Option Counterparty	8-K	000-17948	7/20/2011

10.36	Form of Additional Warrant Agreement dated July 18, 2011 between EA and each Option Counterparty	8-K	000-17948	7/20/2011

10.37	Credit Agreement, dated August 30, 2012, by and among Electronic Arts Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	000-17948	8/30/2012

21.01	Subsidiaries of the Registrant				X

23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

31.01	Certification of Principle Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.01	Certification of Principle Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS†	XBRL Instance Document				X

101.SCH†	XBRL Taxonomy Extension Schema Document				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Management contract or compensatory plan or arrangement.
**
Portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment that was granted in accordance with Exchange Act Rule 24b-2.

†
Attached as Exhibit 101 to this Annual Report on Form 10-K for the year ended March 31, 2013 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income (Loss), (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.