Form 10-Q
period 2013-06-30
ELECTRONIC ARTS INC.
filed 2013-08-02
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of July 30, 2013, there were 306,617,854 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	June 30, 2013	March 31, 2013 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,056	$1,292
Short-term investments	355	388
Receivables, net of allowances of $160 and $200, respectively	120	312
Inventories	41	42
Deferred income taxes, net	51	52
Other current assets	261	239
Total current assets	1,884	2,325
Property and equipment, net	537	548
Goodwill	1,722	1,721
Acquisition-related intangibles, net	234	253
Deferred income taxes, net	50	53
Other assets	178	170
TOTAL ASSETS	$4,605	$5,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48	$136
Accrued and other current liabilities	588	737
Deferred net revenue (online-enabled games)	590	1,044
Total current liabilities	1,226	1,917
0.75% convertible senior notes due 2016, net	564	559
Income tax obligations	201	205
Deferred income taxes, net	1	1
Other liabilities	121	121
Total liabilities	2,113	2,803
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 306 and 302 shares issued and outstanding, respectively	3	3
Paid-in capital	2,190	2,174
Retained earnings	243	21
Accumulated other comprehensive income	56	69
Total stockholders’ equity	2,492	2,267
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,605	$5,070
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

(a)	Derived from audited consolidated financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended June 30,
(In millions, except per share data)	2013	2012
Net revenue:
Product	$543	$702
Service and other	406	253
Total net revenue	949	955
Cost of revenue:
Product	130	132
Service and other	64	73
Total cost of revenue	194	205
Gross profit	755	750
Operating expenses:
Research and development	278	282
Marketing and sales	147	151
General and administrative	85	88
Acquisition-related contingent consideration	7	(20)
Amortization of intangibles	4	7
Restructuring and other charges	1	27
Total operating expenses	522	535
Operating income	233	215
Interest and other income (expense), net	(5)	(5)
Income before provision for income taxes	228	210
Provision for income taxes	6	9
Net income	$222	$201
Net income per share:
Basic	$0.73	$0.63
Diluted	$0.71	$0.63
Number of shares used in computation:
Basic	304	317
Diluted	312	320
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended June 30,
(In millions)	2013	2012
Net income	$222	$201
Other comprehensive income (loss), net of tax:
Change in unrealized gains and losses on available-for-sale securities	(1)	(42)
Change in unrealized losses on derivative instruments	(2)	—
Reclassification adjustment for realized losses on derivative instruments	2	1
Foreign currency translation adjustments	(12)	(17)
Total other comprehensive income (loss), net of tax	(13)	(58)
Total comprehensive income	$209	$143

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three Months Ended June 30,
(In millions)	2013	2012
OPERATING ACTIVITIES
Net income	$222	$201
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion, net	56	56
Stock-based compensation	33	39
Acquisition-related contingent consideration	7	(20)
Non-cash restructuring charges	—	7
Change in assets and liabilities:
Receivables, net	192	254
Inventories	1	(2)
Other assets	(30)	(29)
Accounts payable	(82)	(157)
Accrued and other liabilities	(195)	(119)
Deferred income taxes, net	2	(10)
Deferred net revenue (online-enabled games)	(454)	(464)
Net cash used in operating activities	(248)	(244)
INVESTING ACTIVITIES
Capital expenditures	(29)	(31)
Proceeds from maturities and sales of short-term investments	133	128
Purchase of short-term investments	(101)	(137)
Acquisition of subsidiaries, net of cash acquired	(5)	—
Net cash used in investing activities	(2)	(40)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	22	—
Repurchase and retirement of common stock	—	(71)
Acquisition-related contingent consideration payment	(1)	(1)
Net cash provided by (used in) financing activities	21	(72)
Effect of foreign exchange on cash and cash equivalents	(7)	(18)
Decrease in cash and cash equivalents	(236)	(374)
Beginning cash and cash equivalents	1,292	1,293
Ending cash and cash equivalents	$1,056	$919
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$6	$8
Non-cash investing activities:
Change in unrealized gains and losses on available-for-sale securities, net of taxes	$(1)	$(42)
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
We develop, market, publish and distribute game software content and services that can be played by consumers on a variety of platforms, including video game consoles (such as the Sony PLAYSTATION 3 and Microsoft Xbox 360), personal computers, mobile devices (such as the Apple iPhone and Google Android compatible phones), tablets and electronic readers (such as the Apple iPad and Amazon Kindle), and the Internet. Our ability to publish games across multiple platforms, through multiple distribution channels, and directly to consumers (online and wirelessly) has been, and will continue to be, a cornerstone of our product strategy. We have generated substantial growth in new business models and alternative revenue streams (such as subscription, micro-transactions, and advertising) based on the continued expansion of our online and wireless product and service offerings. Some of our games are based on our wholly-owned intellectual property (e.g., Battlefield, Mass Effect, Need for Speed, The Sims, Bejeweled, and Plants v. Zombies), and some of our games are based on content that we license from others (e.g., FIFA and Madden NFL). Our goal is to turn our core intellectual properties into year-round businesses available on a range of platforms. Our products and services may be purchased through physical and online retailers, platform providers such as console manufacturers and mobile carriers via digital downloads, as well as directly through our own online distribution platform Origin.
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2014 and 2013 contain 52 weeks each, and ends or ended, as the case may be, on March 29, 2014 and March 30, 2013, respectively. Our results of operations for the three months ended June 30, 2013 and 2012 contained 13 weeks each and ended on June 29, 2013 and June 30, 2012, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the United States Securities and Exchange Commission (“SEC”) on May 22, 2013.
Reclassifications
During the fourth quarter of fiscal year 2013, we reviewed our operating expenses and reclassified certain amounts, primarily headcount and facilities costs, to align with our current operating structure. As a result, we also reclassified the related prior year amounts within our Condensed Consolidated Statements of Operations for comparability purposes. These reclassifications did not affect the Company’s consolidated net revenue, gross profit, operating income, or net income. The effect of the reclassifications on the previously-reported Condensed Consolidated Statement of Operations is reflected in the table below:

	Three Months Ended June 30, 2012
	As Previously Reported	Change	Reclassified Balance
Operating expenses:
Research and development	$290	$(8)	$282
Marketing and sales	145	6	151
General and administrative	86	2	88

Recently Adopted Accounting Standards
In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, to address concerns expressed by preparers while still providing useful information about certain transactions involving master netting arrangements. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. There was no material impact on our Condensed Consolidated Financial Statements with the adoption of ASU 2011-11 and ASU 2013-01.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, effective prospectively for fiscal years beginning after December 15, 2012. The amendments of this ASU require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. There was no material impact on our Condensed Consolidated Financial Statements with the adoption of ASU 2013-02. See Note 5 for details of amounts reclassified out of accumulated other comprehensive income.
Impact of Recently Issued Accounting Standards
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 220): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments of this ASU require that entities that have an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law. The disclosure requirements will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2013, and will require prospective application. Early adoption is permitted. We expect to adopt this new standard in the first quarter of fiscal year 2015. While not yet quantified, we anticipate the adoption may have a material impact on the balance sheet only, resulting in equal reductions to both deferred tax assets and noncurrent income tax obligations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2013 and March 31, 2013, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of June 30, 2013	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$353	$353	$—	$—	Cash equivalents
Available-for-sale securities:
Corporate bonds	193	—	193	—	Short-term investments
U.S. agency securities	69	—	69	—	Short-term investments
Commercial paper	55	—	55	—	Short-term investments and cash equivalents
U.S. Treasury securities	53	53	—	—	Short-term investments
Deferred compensation plan assets (a)	11	11	—	—	Other assets
Foreign currency derivatives	5	—	5	—	Other current assets
Total assets at fair value	$739	$417	$322	$—
Liabilities
Contingent consideration (b)	$47	$—	$—	$47	Accrued and other current liabilities and other liabilities
Total liabilities at fair value	$47	$—	$—	$47

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2013	$43
Change in fair value (c)	7
Payments (d)	(3)
Balance as of June 30, 2013	$47

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of March 31, 2013	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$469	$469	$—	$—	Cash equivalents
Available-for-sale securities:
Corporate bonds	178	—	178	—	Short-term investments
U.S. agency securities	91	—	91	—	Short-term investments and cash equivalents
U.S. Treasury securities	88	88	—	—	Short-term investments and cash equivalents
Commercial paper	73	—	73	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	11	11	—	—	Other assets
Foreign currency derivatives	6	—	6	—	Other current assets
Total assets at fair value	$916	$568	$348	$—
Liabilities
Contingent consideration (b)	$43	$—	$—	$43	Accrued and other current liabilities and other liabilities
Total liabilities at fair value	$43	$—	$—	$43

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2012	$112
Change in fair value (c)	(64)
Payment (d)	(5)
Balance as of March 31, 2013	$43

(a)	The deferred compensation plan assets consist of various mutual funds.

(b)
The contingent consideration as of June 30, 2013 and March 31, 2013 represents the estimated fair value of the additional variable cash consideration payable primarily in connection with our acquisitions of PopCap Games, Inc. (“PopCap”), KlickNation Corporation (“KlickNation”), and Chillingo Limited (“Chillingo”) that are contingent upon the achievement of certain performance milestones. We estimated the fair value of the acquisition-related contingent consideration payable using probability-weighted discounted cash flow models, and applied a discount rate that appropriately captures the risk associated with the obligation. The weighted average of the discount rates used during the three months ended June 30, 2013 was 12 percent. The weighted average of the discount rates used during the fiscal year 2013, was 13 percent. The significant unobservable input used in the fair value measurement of the contingent consideration payable are forecasted earnings. Significant changes in forecasted earnings would result in a significantly higher or lower fair value measurement. At June 30, 2013 and March 31, 2013, the fair market value of acquisition-related contingent consideration totaled $47 million and $43 million, respectively, compared to a maximum potential payout of $560 million and $566 million, respectively.

(c)	The change in fair value is reported as acquisition-related contingent consideration in our Condensed Consolidated Statements of Operations.

(d)
During the three months ended June 30, 2013, we made payments totaling $3 million to settle certain performance milestones achieved in connection with one of our acquisitions. During fiscal year 2013, we made payments totaling $5 million to settle certain performance milestones achieved in connection with two of our acquisitions.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended June 30, 2013, our assets that were measured and recorded at fair value on a nonrecurring basis and the related impairments on those assets were as follows (in millions):

		Fair Value Measurements Using
	Net Carrying Value as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Impairments for the Three Months Ended June 30, 2013
		(Level 1)	(Level 2)	(Level 3)
Assets
Royalty-based asset	$—	$—	$—	$—	$17
Total impairments recorded for non-recurring measurements on assets held as of June 30, 2013					$17
During the three months ended June 30, 2013, we became aware of facts and circumstances that indicated that the carrying value of one of our royalty-based assets was not recoverable. The impairment charge is included in cost of revenue on our Condensed Consolidated Statements of Operations.
During the three months ended June 30, 2012, there were no material impairment charges for assets and liabilities measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of June 30, 2013 and March 31, 2013, our cash and cash equivalents were $1,056 million and $1,292 million, respectively. Cash equivalents were valued at their carrying amounts as they approximate fair value due to the short maturities of these financial instruments.
Short-Term Investments
Short-term investments consisted of the following as of June 30, 2013 and March 31, 2013 (in millions):

	As of June 30, 2013				As of March 31, 2013
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$194	$—	$1	$193	$177	$1	$—	$178
U.S. agency securities	69	—	—	69	76	—	—	76
U.S. Treasury securities	53	—	—	53	85	—	—	85
Commercial paper	40	—	—	40	49	—	—	49
Short-term investments	$356	$—	$1	$355	$387	$1	$—	$388
We evaluate our investments for impairment quarterly. Factors considered in the review of investments with an unrealized loss include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and any contractual terms impacting the prepayment or settlement process. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of June 30, 2013 and March 31, 2013.

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of June 30, 2013 and March 31, 2013 (in millions):

	As of June 30, 2013		As of March 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$147	$146	$160	$160
Due in 1-2 years	96	96	126	127
Due in 2-3 years	113	113	101	101
Short-term investments	$356	$355	$387	$388

0.75% Convertible Senior Notes Due 2016
The following table summarizes the carrying value and fair value of our 0.75% Convertible Senior Notes due 2016 as of June 30, 2013 and March 31, 2013 (in millions):

	As of June 30, 2013		As of March 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
0.75% Convertible Senior Notes due 2016	$564	$659	$559	$614
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
We transact business in various foreign currencies and have significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign currency forward and option contracts, generally with maturities of 12 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in certain foreign currencies. Our cash flow risks are primarily related to fluctuations in the Euro, British pound sterling and Canadian dollar. In addition, we utilize foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts generally have a contractual term of approximately three months or less and are transacted near month-end. At each quarter-end, the fair value of the foreign currency forward contracts generally is not significant. We do not use foreign currency option or foreign currency forward contracts for speculative or trading purposes.
Cash Flow Hedging Activities
Our foreign currency option and forward contracts are designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression analysis, as well as other timing and probability criteria. To qualify for hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. During the three months ended June 30, 2013 and 2012, we reclassified an immaterial amount of losses into interest and other income (expense), net. Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows:

	As of June 30, 2013			As of March 31, 2013
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Option contracts to purchase	$40	$—	$—	$84	$—	$—
Forward contracts to purchase	8	—	—	—	—	—
Total	$48	$—	$—	$84	$—	$—

Option contracts to sell	$184	$5	$—	$149	$6	$—
Forward contracts to sell	47	—	—	—	—	—
Total	$231	$5	$—	$149	$6	$—
The net impact of the gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations as of June 30, 2013 and June 30, 2012 was immaterial.
Balance Sheet Hedging Activities
Our foreign currency forward contracts that are not designated as hedging instruments are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or accrued and other current liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses in the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. As of June 30, 2013, we had foreign currency forward contracts to purchase and sell approximately $391 million in foreign currencies. Of this amount, $241 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $144 million to purchase foreign currency in exchange for U.S. dollars, and $6 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2013, we had foreign currency forward contracts to purchase and sell approximately $306 million in foreign currencies. Of this amount, $213 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $87 million to purchase foreign currency in exchange for U.S. dollars, and $6 million to sell foreign currency in exchange for British pounds sterling. The fair value of our foreign currency forward contracts was measured using Level 2 inputs and was immaterial as of June 30, 2013 and March 31, 2013.

For the three months ended June 30, 2013, the effect of our balance sheet hedging activities in our Condensed Consolidated Statements of Operations was immaterial, and is included in interest and other income (expense), net. For the three months ended June 30, 2012, the effect of our balance sheet hedging activities resulted in an $8 million gain in our Condensed Consolidated Statements of Operations included in interest and other income (expense), net.

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income by component, net of related tax effects for the three months ended June 30, 2013 are as follows (in millions):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2013	$(4)	$—	$73	$69
Other comprehensive income (loss) before reclassifications	(1)	(2)	(12)	(15)
Amounts reclassified from accumulated other comprehensive income	—	2	—	2
Net current-period other comprehensive income (loss)	(1)	—	(12)	(13)
Balances as of June 30, 2013	$(5)	$—	$61	$56
The effects on net income of amounts reclassified from accumulated other comprehensive income for the three months ended June 30, 2013 was immaterial and included in net revenue and research and development.

(6) BUSINESS COMBINATIONS
During the three months ended June 30, 2013, we completed one acquisition that did not have a significant impact on our Condensed Consolidated Financial Statements.
(7) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the three months ended June 30, 2013 are as follows (in millions):

	As of March 31, 2013	Activity	Effects of Foreign Currency Translation	As of June 30, 2013
Goodwill	$2,089	$5	$(4)	$2,090
Accumulated impairment	(368)	—	—	(368)
Total	$1,721	$5	$(4)	$1,722
Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. Goodwill is not amortized, but rather subject to at least an annual assessment for impairment by applying a fair value-based test. Our goodwill is fully attributed to the EA Labels segment.
Acquisition-related intangibles consisted of the following (in millions):

	As of June 30, 2013			As of March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$527	$(339)	$188	$527	$(324)	$203
Trade names and trademarks	130	(101)	29	130	(99)	31
Registered user base and other intangibles	87	(85)	2	87	(84)	3
Carrier contracts and related	85	(74)	11	85	(73)	12
In-process research and development	4	—	4	4	—	4
Total	$833	$(599)	$234	$833	$(580)	$253

Amortization of intangibles for the three months ended June 30, 2013 and 2012 are classified in the Condensed Consolidated Statement of Operations as follows (in millions):

	Three Months Ended June 30,
	2013	2012
Cost of product	$9	$9
Cost of service and other	6	6
Operating expenses	4	7
Total	$19	$22
Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to 14 years. As of June 30, 2013 and March 31, 2013, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 3.7 years and 3.9 years, respectively.
As of June 30, 2013, future amortization of acquisition-related intangibles that will be recorded in the Condensed Consolidated Statement of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2014 (remaining nine months)	$55
2015	66
2016	53
2017	32
2018	13
2019	8
Thereafter	7
Total	$234

(8) RESTRUCTURING AND OTHER CHARGES
Restructuring and other restructuring plan-related information as of June 30, 2013 was as follows (in millions):

	Fiscal 2013 Restructuring			Fiscal 2011 Restructuring	Other Restructurings and Reorganization
	Workforce	Facilities- related	Other	Other	Facilities- related	Total
Balances as of March 31, 2012	$—	$—	$—	$75	$3	$78
Charges to operations	10	3	9	6	(1)	27
Charges settled in cash	(10)	—	(1)	(24)	(1)	(36)
Changes settled in non-cash	—	(1)	(7)	—	1	(7)
Balances as of March 31, 2013	—	2	1	57	2	62
Charges to operations	—	—	—	1	—	1
Charges settled in cash	—	(1)	—	(1)	—	(2)
Balances as of June 30, 2013	$—	$1	$1	$57	$2	$61

Fiscal 2013 Restructuring

In fiscal year 2013, we announced a restructuring plan to align our cost structure with our ongoing digital transformation. Under this plan, we reduced our workforce, terminated licensing agreements, and consolidated or closed various facilities. We completed all actions under this restructuring plan during fiscal year 2013.

Since the inception of the fiscal 2013 restructuring plan through June 30, 2013, we have incurred charges of $22 million, consisting of (1) $10 million in employee-related expenses, (2) $9 million related to license termination costs, and (3) $3 million related to the closure of certain of our facilities. Substantially all of these costs were settled in cash by March 31, 2013, with the exception of approximately $2 million of license and lease termination costs, which will be settled by August 2016. We do not expect to incur any additional restructuring charges under this plan.

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
Since the inception of the fiscal 2011 restructuring plan through June 30, 2013, we have incurred charges of $175 million, consisting of (1) $132 million related to the amendment of certain licensing agreements and other intangible asset impairment costs, (2) $31 million related to the amendment of certain developer agreements, and (3) $12 million in employee-related expenses. The $57 million restructuring accrual as of June 30, 2013 related to the fiscal 2011 restructuring is expected to be settled by June 2016. We currently estimate recognizing in future periods through June 2016, approximately $7 million for the accretion of interest expense related to our amended licensing and developer agreements, of which $3 million will be recognized during the remainder of fiscal year 2014. This interest expense will be included in restructuring and other charges in our Condensed Consolidated Statement of Operations.
Overall, including $175 million in charges incurred through June 30, 2013, we expect to incur total cash and non-cash charges between $180 million and $185 million by June 2016. These charges will consist primarily of (1) charges, including accretion of interest expense, related to the amendment of certain licensing and developer agreements and other intangible asset impairment costs (approximately $170 million) and (2) employee-related costs ($12 million).
Other Restructurings and Reorganization
We also engaged in various other restructurings and a reorganization based on management decisions made prior to fiscal 2011. We do not expect to incur any additional restructuring charges under these plans. The $2 million restructuring accrual as of June 30, 2013 related to our other restructuring plans is expected to be settled by September 2016.

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
Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are charged to research and development expense. Impairments or losses determined post-launch are charged to cost of revenue. We evaluate long-lived royalty-based assets for impairment generally using undiscounted cash flows when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts, and therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated. During the three months ended June 30, 2013, we recognized impairment charges of $17 million on royalty-based assets. During the three months ended June 30, 2012, we recognized losses of $9 million on previously unrecognized minimum royalty-based commitments related to our fiscal 2013 restructuring. The losses related to restructuring and other plan-related activities are presented in Note 8.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of June 30, 2013	As of March 31, 2013
Other current assets	$102	$63
Other assets	95	93
Royalty-related assets	$197	$156
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

	As of June 30, 2013	As of March 31, 2013
Accrued royalties	$85	$103
Other accrued expenses	21	21
Other liabilities	46	46
Royalty-related liabilities	$152	$170
As of June 30, 2013, $1 million of restructuring accruals related to the fiscal 2013 restructuring plan, and $57 million of restructuring accruals related to the fiscal 2011 restructuring plan are included in royalty-related liabilities in the table above. See Note 8 for details of restructuring and other restructuring plan-related activities and Note 10 for the details of our accrued and other current liabilities.
In addition, as of June 30, 2013, we were committed to pay approximately $1,276 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 13 for further information on our developer and licensor commitments.

(10) BALANCE SHEET DETAILS
Inventories
Inventories as of June 30, 2013 and March 31, 2013 consisted of (in millions):

	As of June 30, 2013	As of March 31, 2013
Raw materials and work in process	$—	$1
Finished goods	41	41
Inventories	$41	$42

Property and Equipment, Net
Property and equipment, net, as of June 30, 2013 and March 31, 2013 consisted of (in millions):

	As of June 30, 2013	As of March 31, 2013
Computer equipment and software	$673	$660
Buildings	332	336
Leasehold improvements	130	129
Office equipment, furniture and fixtures	71	72
Land	63	64
Warehouse equipment and other	10	10
Construction in progress	9	8
	1,288	1,279
Less: accumulated depreciation	(751)	(731)
Property and equipment, net	$537	$548
Depreciation expense associated with property and equipment was $30 million and $28 million for the three months ended June 30, 2013 and 2012, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of June 30, 2013 and March 31, 2013 consisted of (in millions):

	As of June 30, 2013	As of March 31, 2013
Other accrued expenses	$257	$338
Accrued compensation and benefits	163	217
Accrued royalties	85	103
Deferred net revenue (other)	83	79
Accrued and other current liabilities	$588	$737
Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
Deferred Net Revenue (Online-Enabled Games)
Deferred net revenue (online-enabled games) was $590 million and $1,044 million as of June 30, 2013 and March 31, 2013, respectively. Deferred net revenue (online-enabled games) generally includes the unrecognized revenue from bundled sales of certain online-enabled games for which we do not have VSOE for the obligation to provide unspecified updates. We recognize revenue from the sales of online-enabled games for which we do not have VSOE for the unspecified updates on a straight-line basis, generally over an estimated six-month period beginning in the month after shipment. However, we expense the cost of revenue related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

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

The provision for income taxes reported for the three months ended June 30, 2013 is based on our projected annual effective tax rate for fiscal year 2014, and also includes certain discrete tax benefits recorded during the period. Our effective tax rate for the three months ended June 30, 2013 was a tax expense of 2.6 percent, as compared to a tax expense of 4.3 percent, for the same period in fiscal year 2013. The effective tax rate for the three months ended June 30, 2013 and June 30, 2012 differs from the statutory rate of 35.0 percent primarily due to the utilization of U.S. deferred tax assets which were subject to a valuation allowance and non-U.S. profits subject to a reduced or zero tax rate. The effective tax rate for the three months ended June 30, 2013 differs from the same period in fiscal year 2012 primarily due to tax benefits related to the expiration of statutes of limitation recorded during the three months ended June 30, 2013.
During the three months ended June 30, 2013, we recorded a net decrease of $2 million in gross unrecognized tax benefits. The total gross unrecognized tax benefits as of June 30, 2013 is $295 million, of which approximately $46 million is offset by prior cash deposits to tax authorities for issues pending resolution. A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of June 30, 2013, if recognized, approximately $102 million of the unrecognized tax benefits would affect our effective tax rate and approximately $180 million would result in adjustments to deferred tax assets with corresponding adjustments to the valuation allowance.
During the three months ended June 30, 2013, we recorded a net increase in taxes of $1 million for accrued interest and penalties related to tax positions taken on our tax returns. As of June 30, 2013, the combined amount of accrued interest and penalties related to uncertain tax positions included in income tax obligations on our Condensed Consolidated Balance Sheet was approximately $24 million.
The IRS has completed its examination of our federal income tax returns through fiscal year 2008. As of June 30, 2013, the IRS had proposed certain adjustments to our tax returns. The effects of these adjustments have been considered in estimating our future obligations for unrecognized tax benefits and are not expected to have a material impact on our financial position or results of operations. Some of these proposed adjustments are pending resolution by the Appeals division of the IRS. Furthermore, the IRS is currently examining our returns for fiscal years 2009 through 2011.
We are also currently under income tax examination in Canada for fiscal years 2004 and 2005, in Germany for fiscal years 2008 through 2012, and in Italy for fiscal years 2008 through 2011. We remain subject to income tax examination for several other jurisdictions including Canada for fiscal years after 2005, in France for fiscal years after 2011, in Germany for fiscal years after 2012, in the United Kingdom for fiscal years after 2011, and in Switzerland for fiscal years after 2007.
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $80 million of the reserves for unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect our income tax provision (benefit) and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

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
The carrying values of the liability and equity components of the Notes are reflected in our Condensed Consolidated Balance Sheet as follows (in millions):

	As of June 30, 2013	As of March 31, 2013
Principal amount of Notes	$633	$633
Unamortized discount of the liability component	(69)	(74)
Net carrying amount of Notes	$564	$559
Equity component, net	$105	$105

As of June 30, 2013, the remaining life of the Notes is 3.0 years.
Convertible Note Hedge and Warrants Issuance
In addition, in July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provides us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock at a strike price of $31.74, which corresponds to the conversion price of the Notes and is equal to the number of shares of our common stock that notionally underlie the Notes. As of June 30, 2013, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge, which was recorded as an equity transaction.
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

As of June 30, 2013, no amounts were outstanding under the credit facility. During the three months ended September 30, 2012, we paid $2 million of debt issuance costs in connection with obtaining this credit facility. These costs are deferred and are being amortized to interest expense over the 3.5 years term of the credit facility.

The following table summarizes our interest expense recognized for the three months ended June 30, 2013 and 2012 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,
	2013	2012
Amortization of debt discount	$5	$5
Amortization of debt issuance costs	1	1
Coupon interest expense	1	1
Total interest expense	$7	$7

(13) COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of June 30, 2013, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation, FAPL (Football Association Premier League Limited), and DFL Deutsche

Fußball Liga GmbH (German Soccer League) (professional soccer); National Basketball Association (professional basketball); PGA TOUR, Tiger Woods and Augusta National (professional golf); National Hockey League and NHL Players’ Association (professional hockey); National Football League Properties, PLAYERS Inc., and Red Bear Inc. (professional football); Collegiate Licensing Company (collegiate football); Zuffa, LLC (Ultimate Fighting Championship); ESPN (content in EA SPORTS games); Hasbro, Inc. (most of Hasbro’s toy and game intellectual properties); and Disney (Star Wars). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations as of June 30, 2013 (in millions):

		Fiscal Year Ending March 31,
		2014
		(Remaining
	Total	nine mos.)	2015	2016	2017	2018	2019	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,276	$114	$186	$280	$105	$93	$62	$436
Marketing commitments	219	29	50	35	20	20	21	44
Operating leases	161	38	43	33	18	12	8	9
0.75% Convertible Senior Notes due 2016 interest (a)	17	5	5	5	2	—	—	—
Other purchase obligations	32	20	10	2	—	—	—	—
Total unrecognized commitments	1,705	206	294	355	145	125	91	489

Recognized commitments
0.75% Convertible Senior Notes due 2016 principal (a)	633	—	—	—	633	—	—	—
Licensing and lease obligations (b)	67	21	17	5	22	1	1	—
Total recognized commitments	700	21	17	5	655	1	1	—

Total commitments	$2,405	$227	$311	$360	$800	$126	$92	$489

(a)
Included in the $17 million coupon interest on the 0.75% Convertible Senior Notes due 2016 is $2 million of accrued interest recognized as of June 30, 2013. We will be obligated to pay the $632.5 million principal amount of the 0.75% Convertible Senior Notes due 2016 in cash and any excess conversion value in shares of our common stock upon redemption of the Notes at maturity on July 15, 2016 or upon earlier redemption. The $632.5 million principal amount excludes $69 million of unamortized discount of the liability component. See Note 12 for additional information regarding our 0.75% Convertible Senior Notes due 2016.

(b)
See Note 8 for additional information regarding recognized commitments resulting from our restructuring plans. Lease commitments have not been reduced for approximately $7 million due in the future from third parties under non-cancelable sub-leases.

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of June 30, 2013; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above, as of June 30, 2013, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $256 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Also, in addition to what is included in the table above as of June 30, 2013, primarily in connection with our PopCap, KlickNation, and Chillingo acquisitions, we may be required to pay an additional $560 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2015. As of June 30, 2013, we have accrued $47 million of contingent consideration on our Condensed Consolidated Balance Sheet representing the estimated fair value of the contingent consideration.
Legal Proceedings
In June 2008, Geoffrey Pecover filed an antitrust class action in the United States District Court for the Northern District of California, alleging that EA obtained an illegal monopoly in a discreet antitrust market that consists of “league-branded football simulation video games” by bidding for, and winning, exclusive licenses with the NFL, Collegiate Licensing Company and Arena Football League. In December 2010, the district court granted the plaintiffs’ request to certify a class of plaintiffs consisting of all consumers who purchased EA’s Madden NFL, NCAA Football or Arena Football video games after 2005. In May 2012, the parties reached a settlement in principle to resolve all claims related to this action. As a result, we recognized a $27 million accrual for the fourth quarter of fiscal 2012 associated with the potential settlement. In May 2013, the district court granted its final approval of the settlement, following which we paid $27 million into a settlement fund. The district court's decision has been appealed by a class member. None of the $27 million paid into the settlement fund will be disbursed until this appeal is resolved.
In March 2011, Robin Antonick filed a complaint in the United States District Court for the Northern District of California, alleging that he wrote the source code for the original John Madden Football game published by EA in 1988 and that EA used certain parts of that source code in later editions in the Madden franchise without compensating him. On July 23, 2013, a jury found in favor of Mr. Antonick with respect to John Madden Football games released on the Sega Genesis platform between 1990 and 1996. Mr. Antonick seeks compensatory damages for those games in the amount of approximately $3.5 million, plus an additional $8 million in prejudgment interest. The district court will decide the amount of damages owed by EA to Mr. Antonick. We intend to appeal the verdict.
We are a defendant in several actions that allege we misappropriated the likenesses of various college athletes in certain of our college-themed sports games.

•
We are defending a putative class action lawsuit brought by Ryan Hart, a former college football player, in the United States District Court for the District of New Jersey in June 2009, which alleges that we misappropriated his likeness in our college-themed football game. The complaint seeks actual damages and other unspecified damages, which have not been quantified. In September 2011, the district court granted our motion to dismiss the complaint. On May 21, 2013, the Third Circuit Court of Appeal reversed the district court's decision and remanded the case back to the district court.

•
The In re NCAA Student-Athlete Name & Likeness Licensing litigation pending in United States District Court for the Northern District of California involves two groups of common claims brought by several different former collegiate student-athletes in 2009. These various actions were consolidated into one action in February 2010. The first group of claims is a class action against us, the NCAA and the Collegiate Licensing Company (CLC) alleging that our college-themed videogames misappropriated the likenesses of collegiate student-athletes without their authorization. This group of claims seeks actual damages, statutory damages and other unspecified damages, which have not been quantified. On July 31, 2013, the Ninth Circuit Court of Appeals affirmed the trial court’s denial of our motion to strike the complaint. We intend to appeal this decision. The second group of claims is a federal antitrust class action against us, the NCAA and the CLC that challenges NCAA/CLC licensing practices and the NCAA By-Laws and regulations. This group of claims seeks unspecified damages, which have not been quantified. In June 2013, the plaintiffs in this second group of claims have asked the district court to certify the case as a class action. The district court has not ruled on their request.

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
There were no significant stock options granted and no ESPP shares issued during the three months ended June 30, 2013.
The estimated assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Three Months Ended June 30,
	2013	2012
Risk-free interest rate	0.4%	0.2 - 0.4%
Expected volatility	16 - 58%	17 - 116%
Weighted-average volatility	31%	36%
Expected dividends	None	None
Stock-Based Compensation Expense
Employee stock-based compensation expense recognized during the three months ended June 30, 2013 and 2012 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and the ESPP included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,
	2013	2012
Cost of revenue	$—	$1
Research and development (a)	20	21
Marketing and sales (a)	7	7
General and administrative (a)	6	10
Stock-based compensation expense	$33	$39

(a)
During the fourth quarter of fiscal year 2013, we reviewed our operating expenses and reclassified certain amounts, primarily headcount and facilities costs, to align with our current operating structure.  As a result, we also reclassified the related prior year stock-based compensation expense amounts within our Condensed Consolidated Statements of Operations for comparability purposes. These reclassifications did not affect the Company’s total stock-based compensation expense.

During the three months ended June 30, 2013 and 2012, we did not recognize any provision for or benefit from income taxes related to our stock-based compensation expense.
As of June 30, 2013, our total unrecognized compensation cost related to stock options was $4 million and is expected to be recognized over a weighted-average service period of 2.1 years. As of June 30, 2013, our total unrecognized compensation cost related to restricted stock and restricted stock units (collectively referred to as “restricted stock rights”) was $330 million and is expected to be recognized over a weighted-average service period of 2.0 years. Of the $330 million of unrecognized compensation cost, $23 million relates to market-based restricted stock units.
Stock Options
The following table summarizes our stock option activity for the three months ended June 30, 2013:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2013	7,802	$34.17
Granted	4	17.30
Exercised	(1,227)	17.55
Forfeited, cancelled or expired	(383)	46.39
Outstanding as of June 30, 2013	6,196	36.70	4.11	$13
Vested and expected to vest	6,165	36.79	4.08	$12
Exercisable as of June 30, 2013	5,844	37.89	3.89	$10
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of June 30, 2013, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Rights
The following table summarizes our restricted stock rights activity, excluding performance-based and market-based restricted stock unit activity discussed below, for the three months ended June 30, 2013:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2013	15,918	$16.85
Granted	5,980	22.31
Vested	(4,424)	17.46
Forfeited or cancelled	(637)	16.90
Balance as of June 30, 2013	16,837	18.63
The weighted-average grant date fair values of restricted stock rights granted during the three months ended June 30, 2013 and 2012 were $22.31 and $12.53, respectively.
Performance-Based Restricted Stock Units
The following table summarizes our performance-based restricted stock unit activity for the three months ended June 30, 2013:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2013	1,324	$51.54
Vested	(36)	15.39
Forfeited or cancelled	(125)	49.60
Balance as of June 30, 2013	1,163	52.87

The performance period for substantially all of the performance-based restricted stock units ended on June 30, 2013. These awards were cancelled subsequent to quarter end.

Market-Based Restricted Stock Units
Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be received at vesting will range from zero percent to 200 percent of the target number of stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period, generally over a three year period. We present shares granted at 100 percent of target of the number of stock units that may potentially vest. The maximum number of common shares that could vest is approximately 1.1 million for market-based restricted stock units granted during the three months ended June 30, 2013. As of June 30, 2013, the maximum number of shares that could vest is approximately 2.1 million for market-based restricted stock units outstanding.
The following table summarizes our market-based restricted stock unit activity for the three months ended June 30, 2013.

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2013	925	$19.16
Granted	555	29.52
Vested	(304)	16.01
Forfeited or cancelled	(114)	24.93
Balance as of June 30, 2013	1,062	24.86
The weighted-average grant date fair values of market-based restricted stock units granted during the three months ended June 30, 2013 and 2012 were $29.52 and $10.45, respectively.
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

In July 2012, our Board of Directors authorized a program to repurchase up to $500 million of our common stock. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans.  The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During fiscal year 2013, we repurchased and retired approximately 22 million shares of our common stock for approximately $278 million under this program.
During the three months ended June 30, 2013, we did not repurchase any shares of our common stock.
Annual Meeting of Stockholders
At our Annual Meeting of Stockholders, held on July 31, 2013, our stockholders approved (a) amendments to our 2000 Equity Incentive Plan (the “Equity Plan”) to increase the number of shares of common stock authorized under the Equity Plan by 18 million shares, and to increase the limit on the number of shares that may be covered by equity awards to new employees under the Equity Plan from a maximum of 2 million shares in the fiscal year of hire to 4 million shares in the fiscal year of hire, and (b) an amendment to the ESPP to increase the number of shares authorized under the ESPP by 7 million shares.

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

	Three Months Ended June 30,
(In millions, except per share amounts)	2013	2012
Net income	$222	$201
Shares used to compute net income per share:
Weighted-average common stock outstanding - basic	304	317
Dilutive potential common shares	8	3
Weighted-average common stock outstanding - diluted	312	320
Net income per share:
Basic	$0.73	$0.63
Diluted	$0.71	$0.63

Potentially dilutive shares of common stock related to our 0.75% Convertible Senior Notes due 2016 issued during the fiscal year ended March 31, 2012, which have a conversion price of $31.74 per share and the associated Warrants, which have a conversion price of $41.14 per share were excluded from the computation of Diluted EPS for the three months ended June 30, 2013 and 2012 as their inclusion would have had an antidilutive effect resulting from the conversion price. The associated Convertible Note Hedge was excluded from the calculation of diluted shares as the impact is always considered antidilutive since the call option would be exercised by us when the exercise price is lower than the market price. See Note 12 for additional information related to our 0.75% Convertible Senior Notes due 2016 and related Convertible Note Hedge and Warrants.

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
The following table summarizes the financial performance of the EA Labels segment and a reconciliation of the EA Labels segment’s income to our consolidated operating loss for the three months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,
	2013	2012
EA Labels segment:
Net revenue before revenue deferral	$482	$467
Depreciation and amortization	(13)	(16)
Other expenses	(442)	(461)
EA Labels segment profit (loss)	27	(10)
Reconciliation to consolidated operating income:
Other:
Revenue deferral	(355)	(315)
Recognition of revenue deferral	809	779
Other net revenue	13	24
Depreciation and amortization	(36)	(34)
Acquisition-related contingent consideration	(7)	20
Restructuring and other charges	(1)	(27)
Stock-based compensation	(33)	(39)
Other expenses	(184)	(183)
Consolidated operating income	$233	$215

EA Labels segment profit (loss) differs from consolidated operating income primarily due to the exclusion of (1) certain corporate and other functional costs that are not allocated to EA Labels, (2) the deferral of certain net revenue related to online-enabled games (see Note 10 for additional information regarding deferred net revenue (online-enabled games)), and (3) our Switzerland distribution revenue and expenses that is not allocated to EA Labels. Our CODM reviews assets on a consolidated basis and not on a segment basis.
Information about our total net revenue by revenue composition for the three months ended June 30, 2013 and 2012 is presented below (in millions):

	Three Months Ended June 30,
	2013	2012
Publishing and other	$452	$592
Wireless, Internet-derived, advertising (digital)	482	342
Distribution	15	21
Net revenue	$949	$955
Information about our operations in North America and internationally as of and for the three months ended June 30, 2013 and 2012 is presented below (in millions):

	Three Months Ended June 30,
	2013	2012
Net revenue from unaffiliated customers
North America	$395	$450
International	554	505
Net revenue	$949	$955

	As of June 30,
	2013	2012
Long-lived assets
North America	$2,001	$2,123
International	492	498
Total	$2,493	$2,621
We attribute net revenue from external customers to individual countries based on the location of the legal entity that sells the products and/or services.  Note that revenue attributed to the legal entity that makes the sale is often not the country where the consumer resides. For example, revenue generated in Switzerland includes revenue derived from Internet game downloads by consumers who reside outside of Switzerland, and some of these consumers reside outside of Europe. Revenue generated in Switzerland during the three months ended June 30, 2013 and 2012 represented $403 million and $273 million, or 43 percent and 29 percent, of our total net revenue, respectively. Revenue generated in the United States represents over 99 percent of our total North America net revenue. There were no other countries with net revenue greater than 10 percent.
Our direct sales to GameStop Corp. represented approximately 11 percent of total net revenue for the three months ended June 30, 2012. Our direct sales to GameStop Corp. did not exceed 10 percent of total net revenue during the three months ended June 30, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Electronic Arts Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of June 29, 2013 and the related condensed consolidated statements of operations, comprehensive income, and cash flows for the three‑month period ended June 29, 2013 and June 30, 2012. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Electronic Arts Inc. and subsidiaries as of March 30, 2013, and the related consolidated statements of operations, comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated May 22, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 30, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Santa Clara, California
August 2, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, made in this Quarterly Report are forward looking. Examples of forward-looking statements include statements related to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, including our intended product releases, and may include certain assumptions that underlie the forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate” (and the negative of any of these terms), “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Our actual results could differ materially from those in the forward-looking statements. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed in this report under the heading “Risk Factors” in Part II, Item 1A, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 as filed with the Securities and Exchange Commission (“SEC”) on May 22, 2013 and in other documents we have filed with the SEC.

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three months ended June 30, 2013, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 as filed with the SEC on May 22, 2013 and in other documents we have filed with the SEC.
About Electronic Arts
We develop, market, publish and distribute game software content and services that can be played by consumers on a variety of platforms, including video game consoles (such as the Sony PLAYSTATION 3 and Microsoft Xbox 360), personal computers, mobile devices (such as the Apple iPhone and Google Android compatible phones), tablets and electronic readers (such as the Apple iPad and Amazon Kindle), and the Internet. Our ability to publish games across multiple platforms, through multiple distribution channels, and directly to consumers (online and wirelessly) has been, and will continue to be, a cornerstone of our product strategy. We have generated substantial growth in new business models and alternative revenue streams (such as subscription, micro-transactions, and advertising) based on the continued expansion of our online and wireless product and service offerings. Some of our games are based on our wholly-owned intellectual property (e.g., Battlefield, Mass Effect, Need for Speed, The Sims, Bejeweled, and Plants v. Zombies), and some of our games are based on content that we license from others (e.g., FIFA and Madden NFL). Our goal is to turn our core intellectual properties into year-round businesses available on a range of platforms. Our products and services may be purchased through physical and online retailers, platform providers such as console manufacturers and mobile carriers via digital downloads, as well as directly through our own distribution platform, including online portals such as Origin.
Financial Results
Total net revenue for the three months ended June 30, 2013 was $949 million, a decrease of $6 million, or 1 percent, as compared to the three months ended June 30, 2012. At June 30, 2013, deferred net revenue associated with sales of online-enabled games decreased by $454 million as compared to March 31, 2013, directly increasing the amount of reported net revenue during the three months ended June 30, 2013. At June 30, 2012, deferred net revenue associated with sales of online-enabled games decreased by $464 million as compared to March 31, 2012, directly increasing the amount of reported net revenue during the three months ended June 30, 2012. Without this change in deferred net revenue, reported net revenue would have increased by approximately $4 million, or 1 percent, during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Net revenue for the three months ended June 30, 2013 was driven by FIFA 2013, Battlefield 3, and Need for Speed Most Wanted.

Net income for the three months ended June 30, 2013 was $222 million as compared to $201 million for the three months ended June 30, 2012. Diluted earnings per share for the three months ended June 30, 2013 was $0.71 as compared to a diluted earnings per share of $0.63 for the three months ended June 30, 2012. Net income increased for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily as a result of (1) a $5 million increase in gross profit, (2) a $40 million decrease in operating expenses, excluding acquisition-related contingent consideration charges, and (3) a $3 million decrease in the provision for income taxes. This increase in net income was partially offset by an increase of $27 million of acquisition-related contingent consideration charges.
Trends in Our Business

Next-generation Console Systems. Both Microsoft and Sony have announced their plans to release new video game console systems in November 2013. EA is investing in products and services for these next-generation consoles. In the near term, we expect to continue to develop and market products and services for current-generation consoles including the Xbox 360 and PLAYSTATION 3 while also developing products and services for next-generation console systems. The success of our products and services for these next generation consoles depends in part on the commercial success and adequate supply of these new consoles, our ability to accurately predict which platforms will be successful in the marketplace, and our ability to develop commercially successful products and services for these platforms.
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
Evolving Sales Patterns.    Our business has evolved from a traditional packaged goods business model to one where our games are played on a variety of platforms including mobile devices and social networking sites. Our strategy is to transform our core intellectual properties into year-round businesses, with a steady flow of downloadable content and extensions on new platforms. Our increasingly digital, multi-platform business no longer reflects the retail sales patterns associated with traditional packaged goods launches. For example, we offer our consumers additional services and/or additional content available through online services to further enhance the gaming experience and extend the time that consumers play our games after their initial purchase. Our casual and mobile games offer free-to-play and micro-transaction models. The revenue we derive from these services has become increasingly more significant year-over-year. Our service revenue represented 24 percent, 13 percent, and 8 percent of total net revenue in fiscal years 2013, 2012, and 2011, respectively.

Recent Developments
Stock Repurchase Program.    In July 2012, our Board of Directors authorized a program to repurchase up to $500 million of our common stock. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During fiscal year 2013, we repurchased and retired approximately $22 million shares of our common stock for approximately $278 million under this program. During the three months ended June 30, 2013, we did not repurchase any shares of our common stock.

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
Revenue Recognition, Sales Returns and Allowances, and Bad Debt Reserves
We derive revenue principally from sales of interactive software games, and related content and services on (1) video game consoles (such as the PLAYSTATION 3 and Xbox 360) and PCs, (2) mobile devices (such as the Apple iPhone and Google Android compatible phones), and (3) tablets and electronic readers (such as the Apple iPad and Amazon Kindle). We evaluate revenue recognition based on the criteria set forth in FASB Accounting Standards Codification (“ASC”) 605, Revenue Recognition and ASC 985-605, Software: Revenue Recognition. We classify our revenue as either product revenue or service and other revenue.

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

We have an established historical pattern of providing unspecified updates to online-enabled games (e.g., player roster updates to Madden NFL 13) at no additional charge to the consumer. We do not have vendor-specific objective evidence of fair value (“VSOE”) for these unspecified updates, and thus, as required by U.S. GAAP, we recognize revenue from the sale of these online-enabled games over the period we expect to offer the unspecified updates to the consumer (“estimated offering period”).

Estimated Offering Period

The offering period is not an explicitly defined period and thus, we recognize revenue over an estimated offering period, which is generally estimated to be six months beginning in the month after delivery.

Determining the estimated offering period is inherently subjective and is subject to regular revision based on historical online usage. For example, in determining the estimated offering period for unspecified updates associated with our online-enabled games, we consider the period of time consumers are online as online connectivity is required. On an annual basis, we review consumers’ online gameplay of all online-enabled games that have been released 12 to 24 months prior to the evaluation date. For example, if our evaluation date is April 1, 2013, we evaluate all online-enabled games released between April 1, 2011 and March 31, 2012. Based on this population of games, for all players that register the game online within the first six months of release of the game to the general public, we compute the weighted-average number of days for each online-enabled game, based on when a player initially registers the game online to when that player last plays the game online. We then compute the weighted-average number of days for all online-enabled games by multiplying the weighted-average number of days for each online-enabled game by its relative percentage of total units sold from these online-enabled games (i.e., a game with more units sold will have a higher weighting to the overall computation than a game with fewer units sold). Under a similar computation, we also consider the estimated period of time between the date a game unit is sold to a reseller and the date the reseller sells the game unit to an end consumer. Based on the sum of these two calculations, we then consider the results from prior years, known online gameplay trends, as well as disclosed service periods for competitors’ games to determine the estimated offering period for future sales. Similar computations are also made for the estimated service period related to our MMO games, which is generally estimated to be eighteen months. While we have not yet completed our fiscal year 2014 evaluation of our estimated offering period, we anticipate our weighted-average estimated offering period for our products and services to be longer than our historical experience of generally six months as consumers are spending more time playing our games online. We expect the weighted-average estimated offering period to be between six to nine months for all new sales beginning in the second quarter of fiscal year 2014.

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
Other Multiple-Element Arrangements
In some of our multiple-element arrangements, we sell tangible products with software and/or software-related offerings. These tangible products are generally either peripherals or ancillary collectors’ items, such as figurines and comic books. Revenue for these arrangements is allocated to each separate unit of accounting for each deliverable using the relative selling prices of each deliverable in the arrangement based on the selling price hierarchy described below. If the arrangement contains more than one software deliverable, the arrangement consideration is allocated to the software deliverables as a group and then allocated to each software deliverable in accordance with ASC 985-605.

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
Income Taxes
We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statement amount and the tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. We record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. In making this determination, we are required to give significant weight to evidence that can be objectively verified. It is generally difficult to conclude that a valuation allowance is not needed when there is significant negative evidence, such as cumulative losses in recent years. Forecasts of future taxable income are considered to be less objective than past results, particularly in light of the economic environment. Therefore, cumulative losses weigh heavily in the overall assessment.
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
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 220): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments of this ASU require that entities that have an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law. The disclosure requirements will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2013, and will require prospective application.
Early adoption is permitted. We expect to adopt this new standard in the first quarter of fiscal year 2015. While not yet quantified, we anticipate the adoption may have a material impact on the balance sheet only, resulting in equal reductions to both deferred tax assets and noncurrent income tax obligations.
RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2014 and 2013 contain 52 weeks each and ends or ended, as the case may be, on March 29, 2014 and March 30, 2013, respectively. Our results of operations for the three months ended June

30, 2013 and 2012 contained 13 weeks each and ended on June 29, 2013 and June 30, 2012, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
Net Revenue
Net revenue consists of sales generated from (1) video games sold as packaged goods or as digital downloads and designed for play on video game consoles (such as the PLAYSTATION 3 and Xbox 360) and PCs, (2) video games for mobile devices (such as the Apple iPhone and Google Android compatible phones), (3) video games for tablets and electronic readers (such as the Apple iPad and Amazon Kindle), (4) separate software products and content and online game services associated with these products, (5) programming third-party websites with our game content, (6) allowing other companies to manufacture and sell our products in conjunction with other products, and (7) advertisements on our online web pages and in our games.

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

Management places a greater emphasis and focus on assessing our business through a review of the Net Revenue before Revenue Deferral by Revenue Composition than by Net Revenue by Product revenue and Service and other revenue. These two measures differ as (1) Net Revenue by Product revenue and Service and other revenue reflects the deferral and recognition of revenue in periods subsequent to the date of sale due to U.S. GAAP while Net Revenue before Revenue Deferral by Revenue Composition does not, and (2) both measures contain a different aggregation of sales from one another. For instance, Service and other revenue does not include a portion of our full-game digital download and mobile sales that are fully included in our Digital revenue. Further, Service and other revenue includes all of our revenue associated with MMO games while software sales associated with our MMOs are included in either Digital revenue or Publishing and other revenue depending on whether the sale was a full-game digital download or a packaged goods sale.

Net Revenue Quarterly Analysis

Net Revenue

For the three months ended June 30, 2013, Net Revenue was $949 million and decreased $6 million, or 1 percent, as compared to the three months ended June 30, 2012. This decrease was driven by a $296 million decrease in revenue primarily from the Battlefield, Mass Effect, and FIFA Street franchises. This decrease was partially offset by a $290 million increase in revenue primarily from the FIFA, SimCity, Crysis, and Dead Space franchises.

Net Revenue by Product Revenue and Service and Other Revenue

Our total net revenue by product revenue and service and other revenue for the three months ended June 30, 2013 and 2012 was as follows (in millions):

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Net revenue:
Product	$543	$702	$(159)	(23)%
Service and other	406	253	153	60%
Total net revenue	$949	$955	$(6)	(1)%

Product Revenue

For the three months ended June 30, 2013, product revenue was $543 million, primarily driven by FIFA 2013, Need for Speed Most Wanted, and Crysis 3. Product revenue for the three months ended June 30, 2013 decreased $159 million, or 23 percent, as compared to the three months ended June 30, 2012. This decrease was driven by a $328 million decrease primarily from the Battlefield, Mass Effect, and FIFA Street franchises. This decrease was partially offset by a $169 million increase primarily from the Crysis, Dead Space, and FIFA franchises.

Service and Other Revenue
For the three months ended June 30, 2013, service and other revenue was $406 million, primarily driven by FIFA 13 Ultimate Team and SimCity, as well as Battlefield 3 Premium subscriptions. Service and other revenue for the three months ended June 30, 2013 increased $153 million, or 60 percent, as compared to the three months ended June 30, 2012. This increase was driven by a $184 million increase primarily from the SimCity, Battlefield, and FIFA franchises. This increase was partially offset by a $31 million decrease primarily from lower subscription revenue from Star Wars: The Old Republic, as well as Pogo-branded online game services and The Sims franchise.

Net Revenue by Geography

We attribute net revenue from external customers to individual countries based on the location of the legal entity that sells the products and/or services.  Note that revenue attributed to the legal entity that makes the sale is often not the country where the consumer resides. For example, revenue generated in Switzerland includes revenue derived from Internet game downloads by consumers who reside outside of Switzerland, and some of these consumers reside outside of Europe. Revenue generated in Switzerland during the three months ended June 30, 2013 and 2012 represented $403 million and $273 million, or 43 percent and 29 percent, of our total net revenue, respectively. Revenue generated in the United States represents over 99 percent of our total North America net revenue. There were no other countries with net revenue greater than 10 percent.

	Three Months Ended June 30,
(In millions)	2013	2012	$ Change	% Change
North America	$395	$450	$(55)	(12)%
International	554	505	49	10%
Total net revenue	$949	$955	$(6)	(1)%

Net revenue in North America was $395 million, or 42 percent of total net revenue for the three months ended June 30, 2013, compared to $450 million, or 47 percent of total net revenue for the three months ended June 30, 2012, a decrease of $55 million, or 12 percent. Net revenue in North America decreased primarily due to decreased revenue in our Mass Effect, Battlefield and SSX franchises, partially offset by increased revenue in our Dead Space, Crysis, and SimCity franchises during the three months ended June 30, 2013. International net revenue was $554 million, or 58 percent of total net revenue during the three months ended June 30, 2013, compared to $505 million, or 53 percent of total net revenue during the three months ended June 30, 2012, an increase of $49 million, or 10 percent. We estimate that foreign exchange rates (primarily due to the Swiss Franc) decreased reported International net revenue by approximately $8 million, or 2 percent, for the three months ended June 30, 2013. Excluding the effect of foreign exchange rates from International net revenue, we estimate that International net revenue increased by approximately $57 million, or 11 percent, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. International net revenue increased primarily due to our FIFA, SimCity, and Crysis franchises, partially offset by decreased revenue in our Battlefield, Mass Effect, and FIFA Street franchises during the three months ended June 30, 2013.
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

Our total net revenue by revenue composition for the three months ended June 30, 2013 and 2012 was as follows (in millions):

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Publishing and other	$102	$146	$(44)	(30)%
Wireless, Internet-derived, and advertising (digital)	378	324	54	17%
Distribution	15	21	(6)	(29)%
Net Revenue before Revenue Deferral	495	491	4	1%

Revenue Deferral	(355)	(315)	(40)	13%
Recognition of Revenue Deferral	809	779	30	4%
Total net revenue	$949	$955	$(6)	(1)%

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

For the three months ended June 30, 2013, publishing and other Net Revenue before Revenue Deferral was $102 million, primarily driven by FIFA 2013, Battlefield 3, and Sims 3 Island Paradise. Publishing and other Net Revenue before Revenue Deferral for the three months ended June 30, 2013 decreased $44 million, or 30 percent, as compared to the three months ended June 30, 2012. This decrease was driven by a $74 million decrease in sales primarily from the FIFA Street, Battlefield and FIFA franchises. This decrease was partially offset by a $30 million increase in sales primarily from the Mass Effect and Army of Two franchises, as well as Star Wars: The Old Republic.

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

For the three months ended June 30, 2013, digital Net Revenue before Revenue Deferral was $378 million, an increase of $54 million, or 17 percent, as compared to the three months ended June 30, 2012. This increase is due to (1) a $46 million or 35 percent increase in extra content and free-to-play sales primarily driven by the FIFA franchise and Star Wars: The Old Republic, (2) a $24 million or 30 percent increase in mobile sales primarily driven by The Simpsons: Tapped Out, and (3) a $4 million or 12 percent increase in full-game download sales primarily driven by the Battlefield franchise. These increases were partially offset by a $20 million or 25 percent decrease in subscription and advertising sales primarily driven by Star Wars: The Old Republic.

Distribution Revenue

Distribution revenue includes (1) sales of game software developed by independent game developers that we distribute and (2) sales through our Switzerland distribution business. For the three months ended June 30, 2013, distribution net revenue was $15 million and decreased $6 million, or 29 percent, as compared to the three months ended June 30, 2012. This decrease was primarily driven by a decrease in sales from our Switzerland distribution business.

Revenue Deferral

Revenue Deferral for the three months ended June 30, 2013 increased $40 million, or 13 percent, as compared to the three months ended June 30, 2012. This increase was primarily due to a $54 million increase in Net Revenue before Revenue Deferral related to our digital sales, which is deferred and recognized over time, due in part to a $46 million increase in extra content and free-to-play sales and a $24 million increase in mobile sales, all of which contain an online service component which requires revenue recognition over the period of time that the service is delivered.

Recognition of Revenue Deferral

Our non-distribution sales are generally deferred and recognized over a weighted-average six-month period, and therefore, the related revenue recognized during the fiscal quarter ended June 30 is primarily due to sales that occurred during the respective three-month period ended March 31. The Recognition of Revenue Deferral for the three months ended June 30, 2013 increased $30 million, or 4 percent, as compared to the three months ended June 30, 2012. This increase was primarily due to higher sales during the quarter ended March 31, 2013 as compared to the same period in the prior year.

We anticipate that our fiscal year 2014 net revenue will be lower than our fiscal year 2013 net revenue as a result of a change in our estimated offering period, partially offset by an increase in sales. While we have not yet completed our fiscal year 2014 evaluation of our estimated offering period, we anticipate our weighted-average estimated offering period for our products and services to be longer than our historical experience of generally six months as consumers are spending more time playing our games online. We do not expect this change in estimated offering period to impact the amount of Net Revenue before Revenue Deferral or the operating cash flows that we report. We expect net revenue to be up to $500 million lower than Net Revenue Before Deferral in fiscal year 2014 due primarily to the change in our estimated offering period.

Product Revenue and Service and Other Revenue by Revenue Composition

Our product and service and other revenue by revenue composition for the three months ended June 30, 2013 and 2012 was as follows (in millions):

	Three Months Ended June 30,
	2013	2012
Product revenue:
Publishing and other	$394	$565
Wireless, Internet-derived, and advertising (digital)	134	116
Distribution	15	21
Total product revenue	543	702

Service and other revenue:
Publishing and other	58	27
Wireless, Internet-derived, and advertising (digital)	348	226
Total service and other revenue	406	253
Total net revenue	$949	$955

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

Cost of Revenue

Total cost of revenue for the three months ended June 30, 2013 and 2012 was as follows (in millions):

	June 30, 2013	% of Related Net Revenue	June 30, 2012	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$130	23.9%	$132	18.8%	(1.5)%	5.1%
Service and other	64	15.8%	73	28.9%	(12.3)%	(13.1)%
Total cost of revenue	$194	20.4%	$205	21.5%	(5.4)%	(1.1)%

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
During the three months ended June 30, 2013, cost of product revenue remained relatively consistent as compared to the three months ended June 30, 2012. Cost of product revenue as a percentage of related revenue increased to 23.9 percent primarily due to a $17 million impairment on royalty-based assets during the three months ended June 30, 2013.

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

Cost of service and other revenue decreased by $9 million, or 12.3 percent in the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The decrease was primarily due to a decrease in server and support costs related to Star Wars: The Old Republic, partially offset by an increase in royalties costs primarily associated with The Simpsons: Tapped Out.

Total Cost of Revenue as a Percentage of Total Net Revenue

During the three months ended June 30, 2013, total cost of revenue as a percentage of total net revenue decreased by 1.1 percent as compared to the three months ended June 30, 2012. This decrease as a percentage of net revenue was primarily due to (1) a 29 percent decrease in distribution revenue which has higher costs and (2) a 41 percent increase in net revenue from our digital products and services that have a lower cost than our publishing and other products.
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

Research and development expenses for the three months ended June 30, 2013 and 2012 were as follows (in millions):

June 30, 2013	% of Net Revenue	June 30, 2012	% of Net Revenue	$ Change	% Change
$278	29%	$282	30%	$(4)	(1)%

Research and development expenses decreased by $4 million, or 1 percent, during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to a $7 million decrease in contracted services and a $4 million decrease in personnel-related costs. This was partially offset by an $8 million increase in IT and facility-related costs.
Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three months ended June 30, 2013 and 2012 were as follows (in millions):

June 30, 2013	% of Net Revenue	June 30, 2012	% of Net Revenue	$ Change	% Change
$147	15%	$151	16%	$(4)	(3)%
Marketing and sales expenses decreased by $4 million, or 3 percent, during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to a $5 million decrease in contracted services.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three months ended June 30, 2013 and 2012 were as follows (in millions):

June 30, 2013	% of Net Revenue	June 30, 2012	% of Net Revenue	$ Change	% Change
$85	9%	$88	9%	$(3)	(3)%
General and administrative expenses decreased $3 million, or 3 percent, during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012 primarily due to an $8 million decrease in contracted services in connection with litigation matters and IT-related costs incurred in the prior year. This was partially offset by a $4 million increase in personnel-related costs including termination costs.

Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration for the three months ended June 30, 2013 and 2012 were as follows (in millions):

June 30, 2013	% of Net Revenue	June 30, 2012	% of Net Revenue	$ Change	% Change
$7	1%	$(20)	(2)%	$27	135%
During the three months ended June 30, 2013, acquisition-related contingent consideration increased by $27 million, or 135 percent, as compared to the three months ended June 30, 2012, primarily resulting from revisions in our accrual related to our PopCap acquisition.

Amortization of Intangibles
Amortization of intangibles for the three months ended June 30, 2013 and 2012 were as follows (in millions):

June 30, 2013	% of Net Revenue	June 30, 2012	% of Net Revenue	$ Change	% Change
$4	—%	$7	1%	$(3)	(43)%

During the three months ended June 30, 2013, amortization of intangibles decreased by $3 million, or 43 percent, as compared to the three months ended June 30, 2012, primarily due to certain intangible assets from our prior acquisitions being fully amortized during the first half of fiscal year 2013.
Restructuring and Other Charges
Restructuring and other charges for the three months ended June 30, 2013 and 2012 were as follows (in millions):

June 30, 2013	% of Net Revenue	June 30, 2012	% of Net Revenue	$ Change	% Change
$1	—%	$27	3%	$(26)	(96)%

During the three months ended June 30, 2013, restructuring and other charges decreased by $26 million, or 96 percent, as compared to the three months ended June 30, 2012, primarily due to no new restructuring initiatives occurring in the current fiscal year. See the “Liquidity and Capital Resources” section on page 45 for additional information regarding our previous restructuring plans.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, for the three months ended June 30, 2013 and 2012 were as follows (in millions):

June 30, 2013	% of Net Revenue	June 30, 2012	% of Net Revenue	$ Change	% Change
$(5)	(1)%	$(5)	(1)%	$—	—%
During the three months ended June 30, 2013, interest and other income (expense), net remained relatively consistent as compared to the three months ended June 30, 2012.

Income Taxes
Provisions for income taxes for the three months ended June 30, 2013 and 2012 were as follows (in millions):

June 30, 2013	Effective Tax Rate	June 30, 2012	Effective Tax Rate	% Change
$6	2.6%	$9	4.3%	(33%)
The provision for income taxes reported for the three months ended June 30, 2013 is based on our projected annual effective tax rate for fiscal year 2014, and also includes certain discrete tax benefits recorded during the period. Our effective tax rate for the three months ended June 30, 2013 was a tax expense of 2.6 percent, as compared to a tax expense of 4.3 percent, for the same period of fiscal 2013. The effective tax rate for the three months ended June 30, 2013 and June 30, 2012 differs from the statutory rate of 35.0 percent primarily due to the utilization of U.S. deferred tax assets which were subject to a valuation allowance and non-U.S. profits subject to a reduced or zero tax rate. The effective tax rate for the three months ended June 30, 2013 differs from the same period in fiscal year 2012 primarily due to tax benefits related to the expiration of statutes of limitation recorded during the three months ended June 30, 2013.
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
Certain taxable temporary differences that are not expected to reverse during the carryforward periods permitted by tax law cannot be considered as a source of future taxable income that may be available to realize the benefit of deferred tax assets.
We historically have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States, and accordingly, no U.S. taxes have been provided thereon. We currently intend to continue to indefinitely reinvest the undistributed earnings of our foreign subsidiaries outside of the United States.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of June 30, 2013	As of March 31, 2013	(Decrease)
Cash and cash equivalents	$1,056	$1,292	$(236)
Short-term investments	355	388	(33)
Total	$1,411	$1,680	$(269)
Percentage of total assets	31%	33%

	Three Months Ended June 30,
(In millions)	2013	2012	Change
Cash used in operating activities	$(248)	$(244)	$(4)
Cash used in investing activities	(2)	(40)	38
Cash provided by (used in) financing activities	21	(72)	93
Effect of foreign exchange on cash and cash equivalents	(7)	(18)	11
Net decrease in cash and cash equivalents	$(236)	$(374)	$138
Changes in Cash Flow
Operating Activities. Cash used in operating activities remained relatively consistent during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The change is primarily due to a payment for the settlement of the Pecover antitrust lawsuit, and an increase in prepaid royalties, partially offset by a decrease in incentive-based compensation payments.
Investing Activities. Cash used in investing activities decreased $38 million during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily driven by (1) a $36 million decrease in the amount of short-term investments purchased in the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, and (2) a $5 million increase in proceeds received from maturities and sales of short-term investments during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This was partially offset by a $5 million increase in cash used for an acquisition during the three months ended June 30, 2013.
Financing Activities. Cash provided by financing activities increased $93 million during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily due to (1) $71 million used to repurchase and retire common stock during the three months ended June 30, 2012 as compared to none in the three months ended June 30, 2013 and (2) $22 million in proceeds received from the exercise of stock options during the three months ended June 30, 2013 as compared to an immaterial amount during the three months ended June 30, 2012.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of June 30, 2013, our short-term investments had gross unrealized gains of less than $1 million, or less than 1 percent of the total in short-term investments, and gross unrealized losses of $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

Fiscal 2013 Restructuring
In fiscal year 2013, we announced a restructuring plan to align our cost structure with our ongoing digital transformation. Under this plan, we reduced our workforce, terminated licensing agreements, and consolidated or closed various facilities. We completed all actions under this restructuring plan during fiscal year 2013.

Since the inception of the fiscal 2013 restructuring plan through June 30, 2013, we have incurred charges of $22 million, consisting of (1) $10 million in employee-related expenses, (2) $9 million related to license termination costs, and (3) $3 million related to the closure of certain of our facilities. Substantially all of these costs were settled in cash by March 31, 2013, with the exception of approximately $2 million of license and lease termination costs, which will be settled by August 2016. We expect to incur cash expenditures of approximately $2 million through fiscal year 2015 and the remainder thereafter.

Fiscal 2011 Restructuring
In connection with our fiscal 2011 restructuring plan, we expect to incur cash expenditures through June 2016 of approximately (1) $19 million during the remainder of fiscal year 2014, (2) $15 million in fiscal year 2015, (3) $3 million in fiscal year 2016, and (4) $21 million in fiscal year 2017. The actual cash expenditures are variable as they will be dependent upon the actual revenue we generate from certain games.

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
In addition, in July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provides us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock at a strike price of $31.74, which corresponds to the conversion price of the Notes and is equal to the number of shares of our common stock that notionally underlie the Notes. As of June 30, 2013, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge.
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
As of June 30, 2013, no amounts were outstanding under the credit facility.

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
As of June 30, 2013, approximately $857 million of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
In July 2012, our Board of Directors authorized a program to repurchase up to $500 million of our common stock. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During fiscal year 2013, we repurchased and retired approximately $22 million shares of our common stock for approximately $278 million under this program. During the three months ended June 30, 2013, we did not repurchase any shares of our common stock.
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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include: FIFA, FIFPRO Foundation, FAPL (Football Association Premier League Limited), and DFL Deutsche Fußball Liga GmbH (German Soccer League) (professional soccer); National Basketball Association (professional basketball); PGA TOUR, Tiger Woods and Augusta National (professional golf); National Hockey League and NHL Players’ Association (professional hockey); National Football League Properties, PLAYERS Inc., and Red Bear Inc. (professional football); Collegiate Licensing Company (collegiate football); Zuffa, LLC (Ultimate Fighting Championship); ESPN (content in EA SPORTS games); Hasbro, Inc. (most of Hasbro’s toy and game intellectual properties); and Disney (Star Wars). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.
The following table summarizes our minimum contractual obligations as of June 30, 2013, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

		Fiscal Year Ending March 31,
		2014
		(Remaining
	Total	three mos.)	2015	2016	2017	2018	2019	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,276	$114	$186	$280	$105	$93	$62	$436
Marketing commitments	219	29	50	35	20	20	21	44
Operating leases	161	38	43	33	18	12	8	9
0.75% Convertible Senior Notes due 2016 interest (a)	17	5	5	5	2	—	—	—
Other purchase obligations	32	20	10	2	—	—	—	—
Total unrecognized commitments	1,705	206	294	355	145	125	91	489

Recognized commitments
0.75% Convertible Senior Notes due 2016 principal (a)	633	—	—	—	633	—	—	—
Licensing and lease obligations (b)	67	21	17	5	22	1	1	—
Total recognized commitments	700	21	17	5	655	1	1	—

Total commitments	$2,405	$227	$311	$360	$800	$126	$92	$489

(a)
Included in the $17 million coupon interest on the 0.75% Convertible Senior Notes due 2016 is $2 million of accrued interest recognized as of June 30, 2013. We will be obligated to pay the $632.5 million principal amount of the 0.75% Convertible Senior Notes due 2016 in cash and any excess conversion value in shares of our common stock upon redemption of the Notes at maturity on July 15, 2016 or upon earlier redemption. The $632.5 million principal amount excludes $69 million of unamortized discount of the liability component. See Note 12 for additional information regarding our 0.75% Convertible Senior Notes due 2016.

(b)
See Note 8 for additional information regarding recognized commitments resulting from our restructuring plans. Lease commitments have not been reduced for approximately $7 million due in the future from third parties under non-cancelable sub-leases.

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of June 30, 2013; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above as of June 30, 2013, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $256 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
In addition to what is included in the table above, as of June 30, 2013, primarily in connection with our PopCap, KlickNation, and Chillingo acquisitions, we may be required to pay an additional $560 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2015. As of June 30, 2013, we have accrued $47 million of contingent consideration on our Condensed Consolidated Balance Sheet representing the estimated fair value of the contingent consideration.
OFF-BALANCE SHEET COMMITMENTS
Lease Commitments
As of June 30, 2013, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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
Foreign Currency Exchange Rate Risk
Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing foreign currency forward and option contracts that generally have maturities of 12 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. During the three months ended June 30, 2013 and 2012, we reclassified an immaterial amount of losses into interest and other income (expense), net. Our hedging programs are designed to reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net revenue and research and development expenses. Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows:

	As of June 30, 2013			As of March 31, 2013
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Option contracts to purchase	$40	$—	$—	$84	$—	$—
Forward contracts to purchase	8	—	—	—	—	—
Total	$48	$—	$—	$84	$—	$—

Option contracts to sell	$184	$5	$—	$149	$6	$—
Forward contracts to sell	47	—	—	—	—	—
Total	$231	$5	$—	$149	$6	$—
Balance Sheet Hedging Activities. We use foreign currency forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts generally have a contractual term of three months or less and are transacted near month-end. Our foreign currency forward contracts that are not designated as hedging instruments are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or accrued and other current liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. In certain cases, the amount of such gains and losses will significantly differ from the amount of gains and losses recognized on the underlying foreign-currency-denominated monetary asset or liability, in which case our results will be impacted. As of June 30, 2013, we had foreign currency forward contracts to purchase and sell approximately $391 million in foreign currencies. Of this amount, $241 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $144 million to purchase foreign currency in exchange for U.S. dollars, and $6 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2013, we had foreign currency forward contracts to purchase and sell approximately $306 million in foreign currencies. Of this amount, $213 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $87 million to purchase foreign currency in exchange for U.S. dollars, and $6 million to sell foreign currency in exchange for British pounds sterling. The fair value of our foreign currency forward contracts was measured using Level 2 inputs and was immaterial as of June 30, 2013 and March 31, 2013.

We believe the counterparties to these foreign currency forward and option contracts are creditworthy multinational commercial banks. While we believe the risk of counterparty nonperformance is not material, a sustained decline in the financial stability of financial institutions as a result of disruption in the financial markets could affect our ability to secure credit-worthy counterparties for our foreign currency hedging programs.
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of June 30, 2013, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value of the premiums on our foreign currency forward and option contracts used in cash flow hedging of $10 million and $15 million, respectively. As of June 30, 2013, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $39 million and $78 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.
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
As of June 30, 2013 and March 31, 2013, our short-term investments were classified as available-for-sale securities, and consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of June 30, 2013 and March 31, 2013 (in millions):

	As of June 30, 2013	As of March 31, 2013
Corporate bonds	$193	$178
U.S. agency securities	69	76
U.S. Treasury securities	53	85
Commercial paper	40	49
Total short-term investments	$355	$388

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of June 30, 2013, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of June 30, 2013	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$197	$196	$195	$193	$192	$191	$190
U.S. agency securities	71	70	70	69	68	68	67
U.S. Treasury securities	54	54	53	53	52	52	51
Commercial paper	40	40	40	40	40	40	40
Total short-term investments	$362	$360	$358	$355	$352	$351	$348

Item 4.	Controls and Procedures
Definition and limitations of disclosure controls
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Principle Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluates these controls and procedures on an ongoing basis.
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
Evaluation of disclosure controls and procedures
Our Chief Principle Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, believe that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing the requisite reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Principle Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.
Changes in internal control over financial reporting
There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the three months ended June 30, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In June 2008, Geoffrey Pecover filed an antitrust class action in the United States District Court for the Northern District of California, alleging that EA obtained an illegal monopoly in a discreet antitrust market that consists of “league-branded football simulation video games” by bidding for, and winning, exclusive licenses with the NFL, Collegiate Licensing Company and Arena Football League. In December 2010, the district court granted the plaintiffs’ request to certify a class of plaintiffs consisting of all consumers who purchased EA’s Madden NFL, NCAA Football or Arena Football video games after 2005. In May 2012, the parties reached a settlement in principle to resolve all claims related to this action. As a result, we recognized a $27 million accrual for the fourth quarter of fiscal 2012 associated with the potential settlement. In May 2013, the district court granted its final approval of the settlement, following which we paid $27 million into a settlement fund. The district court’s decision has been appealed by a class member. None of the $27 million paid into the settlement fund will be disbursed until this appeal is resolved.
In March 2011, Robin Antonick filed a complaint in the United States District Court for the Northern District of California, alleging that he wrote the source code for the original John Madden Football game published by EA in 1988 and that EA used certain parts of that source code in later editions in the Madden franchise without compensating him. On July 23, 2013, a jury found in favor of Mr. Antonick with respect to John Madden Football games released on the Sega Genesis platform between 1990 and 1996. Mr. Antonick seeks compensatory damages for those games in the amount of approximately $3.5 million, plus an additional $8 million in prejudgment interest. The district court will decide the amount of damages owed by EA to Mr. Antonick. We intend to appeal the verdict.
We are a defendant in several actions that allege we misappropriated the likenesses of various college athletes in certain of our college-themed sports games.

•
We are defending a putative class action lawsuit brought by Ryan Hart, a former college football player, in the United States District Court for the District of New Jersey in June 2009, which alleges that we misappropriated his likeness in our college-themed football game. The complaint seeks actual damages and other unspecified damages, which have not been quantified. In September 2011, the district court granted our motion to dismiss the complaint. On May 21, 2013, the Third Circuit Court of Appeal reversed the district court's decision and remanded the case back to the district court.

•
The In re NCAA Student-Athlete Name & Likeness Licensing litigation pending in United States District Court for the Northern District of California involves two groups of common claims brought by several different former collegiate student-athletes in 2009. These various actions were consolidated into one action in February 2010. The first group of claims is a class action against us, the NCAA and the Collegiate Licensing Company (CLC) alleging that our college-themed videogames misappropriated the likenesses of collegiate student-athletes without their authorization. This group of claims seeks actual damages, statutory damages and other unspecified damages, which have not been quantified. On July 31, 2013, the Ninth Circuit Court of Appeals affirmed the trial court’s denial of our motion to strike the complaint. We intend to appeal this decision. The second group of claims is a federal antitrust class action against us, the NCAA and the CLC that challenges NCAA/CLC licensing practices and the NCAA By-Laws and regulations. This group of claims seeks unspecified damages, which have not been quantified. In June 2013, the plaintiffs in this second group of claims have asked the district court to certify the case as a class action. The district court has not ruled on their request.

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

In addition, both the online and mobile games marketplaces are characterized by frequent product introductions, relatively low barriers to entry, and new and evolving business methods, technologies and platforms for development. We expect competition in these markets to intensify. If our competitors develop and market more successful products or services, offer competitive products or services at lower price points or based on payment models perceived as offering a better value proposition, or if we do not continue to develop consistently high-quality and well-received products and services, our revenue, margins, and profitability will decline.

Our operating results will be adversely affected if we do not consistently meet our product development schedules or if key events or sports seasons that we tie our product release schedules to are delayed or cancelled.

Our business is highly seasonal with the highest levels of consumer demand and a significant percentage of our sales occurring in the holiday quarter ending in December and a seasonal low in sales volume in the quarter ending in June. If we miss these key selling periods for any reason, including product delays, product cancellations, or delayed introduction of a new platform for which we have developed products, our sales will suffer disproportionately. Additionally, macroeconomic conditions or the occurrence of unforeseen events that negatively impact retailer or consumer buying patterns during the holiday sales window are likely to affect us adversely. Our ability to meet product development schedules is affected by a number of factors, including the creative processes involved, the coordination of large and sometimes geographically dispersed development teams required by the increasing complexity of our products and the platforms for which they are developed, and the need to fine-tune our products prior to their release. We have experienced development delays for our products in the past, which caused us to push back or cancel release dates. We also seek to release certain products in conjunction with specific events, such as the beginning of a sports season or major sporting event, or the release of a related movie. If a key event or sports season to which our product release schedule is tied were to be delayed or cancelled, our sales would also suffer disproportionately. In the future, any failure to meet anticipated production or release schedules would likely result in a delay of revenue and/or possibly a significant shortfall in our revenue, increase our development expense, harm our profitability, and cause our operating results to be materially different than anticipated.

Our industry is cyclical, driven by the periodic introduction of new video game hardware systems. As consumers transition to new console platforms, our operating results may be more volatile.

New video game hardware systems have historically been developed and released every few years, which causes the video game software market to be cyclical as well. The current cycle began with Microsoft’s launch of the Xbox 360 in 2005, and continued in 2006 when Sony and Nintendo launched the PLAYSTATION 3 and the Wii, respectively. Recently, Microsoft and Sony have announced plans to release their next-generation console systems - the Microsoft Xbox One and the Sony PLAYSTATION 4 - in November 2013. In the meantime, sales of current-generation video game console systems and software continue to decline. We believe this trend is, in part, attributable to consumer purchasing behavior evolving in anticipation of the introduction of the new console systems. This trend may accelerate and put downward pressure on current-generation video game software pricing, which could negatively affect our operating results.

In the near term, we expect to continue to develop and market products and services for the Xbox 360 and PLAYSTATION 3, while also developing and marketing products and services for the Xbox One and PLAYSTATION 4. We do not control the introduction of these new console systems, nor can we predict with certainty the unit volumes of these new console systems that will be available at launch, the rate at which consumers will purchase these new console systems, or the pricing of competing video game software products published on these new consoles systems and the impact on our pricing. As a result, our operating results during this transitional period may be more volatile and will be difficult to predict.

Our business is dependent on the success and availability of video game hardware systems manufactured by third parties, as well as our ability to develop commercially successful products and services for these systems.

The success of our business is driven in part by the commercial success and adequate supply of these video game systems, personal computers and mobile phones/devices manufactured by third parties (which we refer to as “platforms”). Our success also depends on our ability to accurately predict which platforms will be successful in the marketplace and our ability to develop commercially successful products and services for these platforms. We must make product development decisions and commit significant resources well in advance of anticipated platform release dates. Additionally, we may enter into certain exclusive licensing arrangements that affect our ability to deliver or market products or content on certain platforms. A platform for which we are developing products and services may not succeed or may have a shorter life cycle than anticipated. If consumer demand for the platforms for which we are developing products and services is lower than our expectations, our revenue will suffer, we may be unable to fully recover the investments we have made in developing our products and services, and our financial performance will be harmed. Alternatively, a platform for which we have not devoted significant resources could be more successful than we had initially anticipated, causing us to miss out on meaningful revenue opportunities.

Our adoption of new business models could fail to produce our desired financial returns.

We are actively seeking to monetize game properties through a variety of new platforms and business models, including online distribution of full games and additional content, free-to-play games supported by advertising and/or micro-transactions and subscription services. Forecasting our revenues and profitability for these new business models is inherently uncertain and volatile. Our actual revenues and profits for these businesses may be significantly greater or less than our forecasts. Additionally, these new business models could fail for one or more of our titles, resulting in the loss of our investment in the development and infrastructure needed to support these new business models, and the opportunity cost of diverting management and financial resources away from more successful businesses.

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

We may experience outages and disruptions of our online services that harm our business.

We expect to continue to invest in technology, hardware and software to support our portfolio of online products and services.  Launching and operating online games and services, developing related technologies and implementing online business initiatives is expensive and complex. Execution of these initiatives could result in inefficiencies or operational failures, such as the significant user connectivity issues we experienced with our SimCity launch. These efforts, as well as the deepening integration of online features and functionality into our products and services generally, may also result in increased vulnerability to cyber attacks that attempt to damage, disrupt or gain unauthorized access to our networks, computer systems and supporting infrastructure, many of which may be difficult to detect. Operational failures or successful cyber attacks could lead to consumers being unable to use our products and services or other negative effects upon the products, services and user experience we offer, possibly resulting in damage to our reputation, the loss of current and potential customers and harm to our business. In addition, our online products and services could be adversely impacted by outages, disruptions and failures in basic network and electrical infrastructure, as well as in the online platforms of key business partners who offer or support our products and services.
Our business could be adversely affected if our consumer protection and data privacy practices are not seen as adequate or there are breaches of our security measures or unintended disclosures of our consumer data.
There are several inherent risks to engaging in business online and directly with end consumers of our products and services. As we conduct more transactions online directly with consumers, we may be the victim of fraudulent transactions, including credit card fraud, which presents a risk to our revenues and potentially disrupts service to our consumers. In addition, we are collecting and storing more consumer information, including personal information and credit card information. We take measures to protect our consumer data from unauthorized access or disclosure. However, it is possible that our security controls over consumer data may not prevent the improper access or disclosure of personally identifiable information. A security breach that leads to disclosure, access or acquisition of consumer account information (including personally identifiable information) could harm our reputation, compel us to comply with disparate breach notification laws in various jurisdictions and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. A resulting perception that our products or services do not adequately protect the privacy of personal information could result in a loss of current or potential consumers and business partners. Our key business partners also face these same risks and any security breaches of their systems could adversely impact our ability to offer our products and services through their platforms, resulting in a loss of meaningful revenues. In addition, the rate of privacy law-making is accelerating globally and the interpretation and application of consumer protection and data privacy laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. As business practices are being challenged by regulators, private litigants, and consumer protection agencies around the world, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data privacy, disclosure and/or consumer protection practices. If so, this could result in increased litigation, government or court-imposed fines, judgments or orders requiring that we change our practices, which could have an adverse effect on our business and reputation. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

The market for technical, creative, marketing and other personnel essential to the development and marketing of our products and management of our businesses is extremely competitive. Our leading position within the interactive entertainment industry makes us a prime target for recruiting of executives and key creative talent. We are currently engaged in a search process for a new Chief Executive Officer. This process may last longer than we anticipate and the transition to a new Chief Executive Officer may impact the retention of key employees. If we cannot successfully recruit and retain the employees we need, or replace key employees following their departure, our ability to develop and manage our business will be impaired.

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

During the three months ended June 30, 2013, approximately 37 percent of our North America sales were made to our top ten customers. In Europe, our top ten customers accounted for approximately 25 percent of our sales in that territory during the three months ended June 30, 2013. Though our products are available to consumers through a variety of retailers and directly through us, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

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

Outside of the financial arrangements, our agreements with our channel partners typically give them significant control over other aspects of the distribution of our products and services that we develop for their platform. For example, our agreements with Sony, Microsoft and Nintendo typically give significant control to them over the approval, manufacturing and distribution of our products and services, which could, in certain circumstances, leave us unable to get our products and services approved, manufactured and provided to customers. Currently, a majority of our revenue is derived through sales on two hardware consoles that are wholly owned by others. 52 percent and 59 percent of our net revenue were for products and services on Sony’s PLAYSTATION 3 and Microsoft’s Xbox 360 consoles combined, for the three months ended June 30, 2013 and 2012, respectively. For our digital products and services delivered direct to consumers via digital channels such as Sony’s PlayStation Network, Microsoft’s Xbox LIVE Marketplace, Apple’s App Store, the Google Play store and Facebook, the channel partner has policies and guidelines that control the promotion and distribution of these titles and the features and functionalities that we are permitted to offer through the channel.

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

Many of our products are based on or incorporate intellectual property owned by others. For example, our EA SPORTS products include rights licensed from major sports leagues and players’ associations. Similarly, other products are based on film and literary licenses and our Hasbro products are based on a license for certain of Hasbro’s toy and game properties. We also publish and distribute products developed and owned by third-parties under license agreements with these parties. Competition for these licenses and rights is intense. If we are unable to maintain these licenses and rights or obtain additional licenses or rights with significant commercial value, our revenues, profitability and cash flows may decline significantly. Competition for these licenses may also drive up the advances, guarantees and royalties that we must pay to licensors and developers, which could significantly increase our costs and reduce our profitability.

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

From time to time, third parties may assert claims against us relating to patents, copyrights, trademarks, personal publicity rights, or other intellectual property rights related to technologies, products, content or delivery/payment methods that are important to our business. Although we believe that we make reasonable efforts to ensure that our products do not violate the intellectual property rights of others, it is possible that third parties still may claim infringement. For example, we may be subject to intellectual property infringement claims from certain individuals and companies who have acquired patent portfolios for the sole purpose of asserting such claims against other companies. In addition, many of our products are highly realistic and feature materials that are based on real world examples, which may be the subject of intellectual property infringement claims of others. From time to time, we receive communications from third parties regarding such claims. Existing or future infringement claims against us, whether valid or not, may be time consuming and expensive to defend. Such claims or litigations could require us to pay damages and other costs, stop selling the affected products, redesign those products to avoid infringement, or obtain a license, all of which could be costly and harm our business. In addition, many patents have been issued that may apply to potential new modes of delivering, playing or monetizing game software products and services, such as those that we produce or would like to offer in the future. We may discover that future opportunities to provide new and innovative modes of game play and game delivery to consumers may be precluded by existing patents that we are unable to license on reasonable terms.

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

International sales are a fundamental part of our business. For the three months ended June 30, 2013, international net revenue comprised 58 percent of our total net revenue. We expect international sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. In addition, our foreign investments and our cash and cash equivalents denominated in foreign currencies are subject to currency fluctuations. We use foreign currency forward contracts to mitigate some foreign currency risk associated with foreign currency denominated monetary assets and liabilities (primarily certain intercompany receivables and payables) to a limited extent and foreign currency option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries). However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. In the past, the disruption in the global financial markets has impacted many of the financial institutions with which we do business, and we are subject to counterparty risk with respect to such institutions with whom we enter into hedging transactions. A sustained decline in the financial stability of financial institutions as a result of a disruption in the financial markets could negatively impact our treasury operations, including our ability to secure credit-worthy counterparties for our foreign currency hedging programs. Accordingly, our results of operations, including our reported net revenue, operating expenses and net income, and financial condition can be adversely affected by unfavorable foreign currency fluctuations, especially the Euro, British pound sterling and Canadian dollar.

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
In July 2012, our Board of Directors authorized a program to repurchase up to $500 million of our common stock. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During fiscal year 2013, we repurchased and retired approximately 22 million shares of our common stock for approximately $278 million under this program.
During the three months ended June 30, 2013, we did not repurchase any shares of our common stock.
The maximum dollar value of shares that may still be purchased under the program is $222 million.

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

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
August 2, 2013	Executive Vice President,
Chief Financial Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2013
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
3.1	Amended and Restated Bylaws	8-K	000-17948	8/1/2013

10.1*	2000 Equity Incentive Plan, as amended and related documents	8-K	000-17948	8/1/2013

10.2*	2000 Employee Stock Purchase Plan, as amended	8-K	000-17948	8/1/2013

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.				X

31.1	Certification of Principle Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Additional exhibits furnished with this report:

32.1	Certification of Principle Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS†	XBRL Instance Document.				X

101.SCH†	XBRL Taxonomy Extension Schema Document.				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	Management contract or compensatory plan or arrangement.

†
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.