Form 10-Q
period 2013-09-30
ELECTRONIC ARTS INC.
filed 2013-11-05
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of October 31, 2013, there were 309,122,532 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	September 30, 2013	March 31, 2013 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,090	$1,292
Short-term investments	328	388
Receivables, net of allowances of $117 and $200, respectively	594	312
Inventories	58	42
Deferred income taxes, net	51	52
Other current assets	219	239
Total current assets	2,340	2,325
Property and equipment, net	532	548
Goodwill	1,726	1,721
Acquisition-related intangibles, net	216	253
Deferred income taxes, net	48	53
Other assets	174	170
TOTAL ASSETS	$5,036	$5,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$208	$136
Accrued and other current liabilities	708	737
Deferred net revenue (online-enabled games)	935	1,044
Total current liabilities	1,851	1,917
0.75% convertible senior notes due 2016, net	570	559
Income tax obligations	207	205
Deferred income taxes, net	1	1
Other liabilities	121	121
Total liabilities	2,750	2,803
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 309 and 302 shares issued and outstanding, respectively	3	3
Paid-in capital	2,251	2,174
Retained earnings (accumulated deficit)	(30)	21
Accumulated other comprehensive income	62	69
Total stockholders’ equity	2,286	2,267
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,036	$5,070
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

(a)	Derived from audited consolidated financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share data)	2013	2012	2013	2012
Net revenue:
Product	$350	$481	$893	$1,183
Service and other	345	230	751	483
Total net revenue	695	711	1,644	1,666
Cost of revenue:
Product	341	371	471	503
Service and other	72	74	136	147
Total cost of revenue	413	445	607	650
Gross profit	282	266	1,037	1,016
Operating expenses:
Research and development	283	306	561	588
Marketing and sales	164	219	311	370
General and administrative	129	100	214	188
Acquisition-related contingent consideration	(44)	—	(37)	(20)
Amortization of intangibles	4	7	8	14
Restructuring and other charges	(2)	(2)	(1)	25
Total operating expenses	534	630	1,056	1,165
Operating loss	(252)	(364)	(19)	(149)
Interest and other income (expense), net	(8)	(4)	(13)	(9)
Loss before provision for income taxes	(260)	(368)	(32)	(158)
Provision for income taxes	13	13	19	22
Net loss	$(273)	$(381)	$(51)	$(180)
Net loss per share:
Basic and Diluted	$(0.89)	$(1.21)	$(0.17)	$(0.57)
Number of shares used in computation:
Basic and Diluted	308	316	306	317
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2013	2012	2013	2012
Net loss	$(273)	$(381)	$(51)	$(180)
Other comprehensive income (loss), net of tax:
Change in unrealized gains and losses on available-for-sale securities	1	17	—	(25)
Change in unrealized losses on derivative instruments	(9)	(3)	(11)	(2)
Reclassification adjustment for realized losses on derivative instruments	—	1	2	1
Foreign currency translation adjustments	14	19	2	2
Total other comprehensive income (loss), net of tax	6	34	(7)	(24)
Total comprehensive loss	$(267)	$(347)	$(58)	$(204)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six Months Ended September 30,
(In millions)	2013	2012
OPERATING ACTIVITIES
Net loss	$(51)	$(180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and accretion, net	112	112
Stock-based compensation	71	83
Acquisition-related contingent consideration	(37)	(20)
Non-cash restructuring charges	—	7
Change in assets and liabilities:
Receivables, net	(278)	(274)
Inventories	(15)	(13)
Other assets	8	—
Accounts payable	77	9
Accrued and other liabilities	(37)	109
Deferred income taxes, net	5	(10)
Deferred net revenue (online-enabled games)	(109)	(95)
Net cash used in operating activities	(254)	(272)
INVESTING ACTIVITIES
Capital expenditures	(53)	(56)
Proceeds from maturities and sales of short-term investments	250	280
Purchase of short-term investments	(191)	(197)
Acquisition-related restricted cash	—	25
Acquisition of subsidiaries, net of cash acquired	(5)	(10)
Net cash provided by investing activities	1	42
FINANCING ACTIVITIES
Proceeds from issuance of common stock	50	18
Payment of debt issuance costs	—	(2)
Repurchase and retirement of common stock	—	(179)
Acquisition-related contingent consideration payment	(1)	(26)
Net cash provided by (used in) financing activities	49	(189)
Effect of foreign exchange on cash and cash equivalents	2	(3)
Decrease in cash and cash equivalents	(202)	(422)
Beginning cash and cash equivalents	1,292	1,293
Ending cash and cash equivalents	$1,090	$871
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$15	$17
Cash paid during the period for interest	$3	$2
Non-cash investing activities:
Change in unrealized gains and losses on available-for-sale securities, net of taxes	$—	$(25)
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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2014 and 2013 contain 52 weeks each, and ends or ended, as the case may be, on March 29, 2014 and March 30, 2013, respectively. Our results of operations for the three and six months ended September 30, 2013 and 2012 contained 13 and 26 weeks each and ended on September 28, 2013 and September 29, 2012, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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

	Three Months Ended September 30, 2012			Six Months Ended September 30, 2012
	As Previously Reported	Change	Reclassified Balance	As Previously Reported	Change	Reclassified Balance
Operating expenses:
Research and development	$314	$(8)	$306	$604	$(16)	$588
Marketing and sales	212	7	219	357	13	370
General and administrative	99	1	100	185	3	188
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2013 and March 31, 2013, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of September 30, 2013	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$253	$253	$—	$—	Cash equivalents
Available-for-sale securities:
Corporate bonds	179	—	179	—	Short-term investments
U.S. agency securities	58	—	58	—	Short-term investments
U.S. Treasury securities	54	54	—	—	Short-term investments
Commercial paper	42	—	42	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	12	12	—	—	Other assets
Foreign currency derivatives	1	—	1	—	Other current assets
Total assets at fair value	$599	$319	$280	$—
Liabilities
Contingent consideration (b)	$2	$—	$—	$2	Accrued and other current liabilities and other liabilities
Foreign currency derivatives	4	—	4	—	Accrued and other current liabilities
Total liabilities at fair value	$6	$—	$4	$2

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2013	$43
Change in fair value (c)	(37)
Payments (d)	(4)
Balance as of September 30, 2013	$2

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of March 31, 2013	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$469	$469	$—	$—	Cash equivalents
Available-for-sale securities:
Corporate bonds	178	—	178	—	Short-term investments
U.S. agency securities	91	—	91	—	Short-term investments and cash equivalents
U.S. Treasury securities	88	88	—	—	Short-term investments and cash equivalents
Commercial paper	73	—	73	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	11	11	—	—	Other assets
Foreign currency derivatives	6	—	6	—	Other current assets
Total assets at fair value	$916	$568	$348	$—
Liabilities
Contingent consideration (b)	$43	$—	$—	$43	Accrued and other current liabilities and other liabilities
Total liabilities at fair value	$43	$—	$—	$43

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2012	$112
Change in fair value (c)	(64)
Payment (d)	(5)
Balance as of March 31, 2013	$43

(a)	The deferred compensation plan assets consist of various mutual funds.

(b)
The contingent consideration as of September 30, 2013 and March 31, 2013 represents the estimated fair value of the additional variable cash consideration payable primarily in connection with our acquisitions of PopCap Games, Inc. (“PopCap”), KlickNation Corporation (“KlickNation”), and Chillingo Limited (“Chillingo”) that are contingent upon the achievement of certain performance milestones. We estimated the fair value of the acquisition-related contingent consideration payable using probability-weighted discounted cash flow models, and applied a discount rate that appropriately captures the risk associated with the obligation. The weighted average of the discount rates used during the six months ended September 30, 2013 was 16 percent. The weighted average of the discount rates used during the fiscal year 2013 was 13 percent. The significant unobservable input used in the fair value measurement of the contingent consideration payable are forecasted earnings. Significant changes in forecasted earnings would result in a significantly higher or lower fair value measurement. At September 30, 2013 and March 31, 2013, the fair market value of acquisition-related contingent consideration totaled $2 million and $43 million, respectively, compared to a maximum potential payout of $560 million and $566 million, respectively.

(c)	The change in fair value is reported as acquisition-related contingent consideration in our Condensed Consolidated Statements of Operations.

(d)
During the six months ended September 30, 2013, we made payments totaling $4 million to settle certain performance milestones achieved in connection with one of our acquisitions. During fiscal year 2013, we made payments totaling $5 million to settle certain performance milestones achieved in connection with two of our acquisitions.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended September 30, 2013, our assets that were measured and recorded at fair value on a nonrecurring basis and the related impairments on those assets were as follows (in millions):

		Fair Value Measurements Using
	Net Carrying Value as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Impairments for the Three Months Ended September 30, 2013	Total Impairments for the Six Months Ended September 30, 2013
		(Level 1)	(Level 2)	(Level 3)
Assets
Royalty-based asset	$—	$—	$—	$—	$—	$17
Total impairments recorded for non-recurring measurements on assets held as of September 30, 2013					$—	$17
During the six months ended September 30, 2013, we became aware of facts and circumstances that indicated that the carrying value of one of our royalty-based assets was not recoverable. The impairment charge is included in cost of revenue on our Condensed Consolidated Statements of Operations.
During the three and six months ended September 30, 2012, there were no material impairment charges for assets and liabilities measured at fair value on a nonrecurring basis in periods subsequent to initial recognition.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of September 30, 2013 and March 31, 2013, our cash and cash equivalents were $1,090 million and $1,292 million, respectively. Cash equivalents were valued at their carrying amounts as they approximate fair value due to the short maturities of these financial instruments.
Short-Term Investments
Short-term investments consisted of the following as of September 30, 2013 and March 31, 2013 (in millions):

	As of September 30, 2013				As of March 31, 2013
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$178	$1	$—	$179	$177	$1	$—	$178
U.S. agency securities	58	—	—	58	76	—	—	76
U.S. Treasury securities	54	—	—	54	85	—	—	85
Commercial paper	37	—	—	37	49	—	—	49
Short-term investments	$327	$1	$—	$328	$387	$1	$—	$388
We evaluate our investments for impairment quarterly. Factors considered in the review of investments with an unrealized loss include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and any contractual terms impacting the prepayment or settlement process. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of September 30, 2013 and March 31, 2013.
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of September 30, 2013 and March 31, 2013 (in millions):

	As of September 30, 2013		As of March 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$114	$114	$160	$160
Due in 1-2 years	98	99	126	127
Due in 2-3 years	109	109	101	101
Due in 3-4 years	6	6	—	—
Short-term investments	$327	$328	$387	$388

0.75% Convertible Senior Notes Due 2016
The following table summarizes the carrying value and fair value of our 0.75% Convertible Senior Notes due 2016 as of September 30, 2013 and March 31, 2013 (in millions):

	As of September 30, 2013		As of March 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
0.75% Convertible Senior Notes due 2016	$570	$692	$559	$614
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
We transact business in various foreign currencies and have significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign currency forward and option contracts, generally with maturities of 12 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in certain foreign currencies. Our cash flow risks are primarily related to fluctuations in the Euro, British pound sterling and Canadian dollar. In addition, we utilize foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts not designated as hedging instruments generally have a contractual term of approximately 3 months or less and are transacted near month-end. At each quarter-end, the fair value of the foreign currency forward contracts generally is not significant. We do not use foreign currency option or foreign currency forward contracts for speculative or trading purposes.
Cash Flow Hedging Activities
Our foreign currency option and forward contracts are designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression analysis, as well as other timing and probability criteria. To qualify for hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. During the three and six months ended September 30, 2013 and 2012, we reclassified an immaterial amount of losses into interest and other income (expense), net. Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows:

	As of September 30, 2013			As of March 31, 2013
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Option contracts to purchase	$49	$—	$—	$84	$—	$—
Forward contracts to purchase	35	1	—	—	—	—
Total	$84	$1	$—	$84	$—	$—

Option contracts to sell	$115	$—	$—	$149	$6	$—
Forward contracts to sell	115	—	4	—	—	—
Total	$230	$—	$4	$149	$6	$—
The net impact of the gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2013 and 2012 was immaterial.
Balance Sheet Hedging Activities
Our foreign currency forward contracts that are not designated as hedging instruments are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or accrued and other current liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses in the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. As of September 30, 2013, we had foreign currency forward contracts to purchase and sell approximately $337 million in foreign currencies. Of this amount, $301 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $33 million to purchase foreign currency in exchange for U.S. dollars, and $3 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2013, we had foreign currency forward contracts to purchase and sell approximately $306 million in foreign currencies. Of this amount, $213 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $87 million to purchase foreign currency in exchange for U.S. dollars, and $6 million to sell foreign currency in exchange for British pounds sterling. The fair value of our foreign currency forward contracts was measured using Level 2 inputs and was immaterial as of September 30, 2013 and March 31, 2013.
The effect of foreign currency forward contracts in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2013 and 2012, was as follows (in millions):

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Six Months Ended September 30,
		2013	2012	2013	2012
Foreign currency forward contracts not designated as hedging instruments	Interest and other income (expense), net	$(5)	$(6)	$(5)	$1

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income by component, net of related tax effects for the three months ended September 30, 2013 are as follows (in millions):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of June 30, 2013	$(5)	$—	$61	$56
Other comprehensive income (loss) before reclassifications	1	(9)	14	6
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income (loss)	1	(9)	14	6
Balances as of September 30, 2013	$(4)	$(9)	$75	$62

The changes in accumulated other comprehensive income by component, net of related tax effects for the six months ended September 30, 2013 are as follows (in millions):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2013	$(4)	$—	$73	$69
Other comprehensive income (loss) before reclassifications	—	(11)	2	(9)
Amounts reclassified from accumulated other comprehensive income	—	2	—	2
Net current-period other comprehensive income (loss)	—	(9)	2	(7)
Balances as of September 30, 2013	$(4)	$(9)	$75	$62
The effects on net income of amounts reclassified from accumulated other comprehensive income for the three and six months ended September 30, 2013 was immaterial and included in net revenue and research and development.

(6) BUSINESS COMBINATIONS
During the six months ended September 30, 2013, we completed one acquisition that did not have a significant impact on our Condensed Consolidated Financial Statements.
(7) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the six months ended September 30, 2013 are as follows (in millions):

	As of March 31, 2013	Activity	Effects of Foreign Currency Translation	As of September 30, 2013
Goodwill	$2,089	$5	$—	$2,094
Accumulated impairment	(368)	—	—	(368)
Total	$1,721	$5	$—	$1,726
Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. Goodwill is not amortized, but rather subject to at least an annual assessment for impairment by applying a fair value-based test. Our goodwill is fully attributed to the EA Labels segment.

Acquisition-related intangibles consisted of the following (in millions):

	As of September 30, 2013			As of March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$531	$(354)	$177	$527	$(324)	$203
Trade names and trademarks	130	(102)	28	130	(99)	31
Registered user base and other intangibles	87	(86)	1	87	(84)	3
Carrier contracts and related	85	(75)	10	85	(73)	12
In-process research and development	—	—	—	4	—	4
Total	$833	$(617)	$216	$833	$(580)	$253
Amortization of intangibles for the three and six months ended September 30, 2013 and 2012 are classified in the Condensed Consolidated Statement of Operations as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Cost of product	$8	$8	$17	$17
Cost of service and other	6	6	12	12
Operating expenses	4	7	8	14
Total	$18	$21	$37	$43
Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to 14 years. As of September 30, 2013 and March 31, 2013, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 3.6 years and 3.9 years, respectively.
As of September 30, 2013, future amortization of acquisition-related intangibles that will be recorded in the Condensed Consolidated Statement of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2014 (remaining six months)	$37
2015	66
2016	53
2017	32
2018	13
2019	8
Thereafter	7
Total	$216

(8) RESTRUCTURING AND OTHER CHARGES
Restructuring and other restructuring plan-related information as of September 30, 2013 was as follows (in millions):

	Fiscal 2013 Restructuring			Fiscal 2011 Restructuring	Other Restructurings and Reorganization
	Workforce	Facilities- related	Other	Other	Facilities- related	Total
Balances as of March 31, 2012	$—	$—	$—	$75	$3	$78
Charges to operations	10	3	9	6	(1)	27
Charges settled in cash	(10)	—	(1)	(24)	(1)	(36)
Changes settled in non-cash	—	(1)	(7)	—	1	(7)
Balances as of March 31, 2013	—	2	1	57	2	62
Charges to operations	—	1	—	(2)	—	(1)
Charges settled in cash	—	(2)	—	(1)	—	(3)
Balances as of September 30, 2013	$—	$1	$1	$54	$2	$58

Fiscal 2013 Restructuring

In fiscal year 2013, we announced a restructuring plan to align our cost structure with our ongoing digital transformation. Under this plan, we reduced our workforce, terminated licensing agreements, and consolidated or closed various facilities. We completed all actions under this restructuring plan during fiscal year 2013.

Since the inception of the fiscal 2013 restructuring plan through September 30, 2013, we have incurred charges of $23 million, consisting of (1) $10 million in employee-related expenses, (2) $9 million related to license termination costs, and (3) $4 million related to the closure of certain of our facilities. Substantially all of these costs were settled in cash by March 31, 2013, with the exception of approximately $2 million of license and lease termination costs, which will be settled by August 2016. We do not expect to incur any additional restructuring charges under this plan.
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
Since the inception of the fiscal 2011 restructuring plan through September 30, 2013, we have incurred charges of $172 million, consisting of (1) $129 million related to the amendment of certain licensing agreements and other intangible asset impairment costs, (2) $31 million related to the amendment of certain developer agreements, and (3) $12 million in employee-related expenses. The $54 million restructuring accrual as of September 30, 2013 related to the fiscal 2011 restructuring is expected to be settled by June 2016. We currently estimate recognizing in future periods through June 2016, approximately $8 million for the accretion of interest expense related to our amended licensing and developer agreements, of which $2 million will be recognized during the remainder of fiscal year 2014. This interest expense will be included in restructuring and other charges in our Condensed Consolidated Statement of Operations.
Overall, including $172 million in charges incurred through September 30, 2013, we expect to incur total cash and non-cash charges between $180 million and $185 million by June 2016. These charges will consist primarily of (1) charges, including accretion of interest expense, related to the amendment of certain licensing and developer agreements and other intangible asset impairment costs (approximately $168 million) and (2) employee-related costs ($12 million).
Other Restructurings and Reorganization
We also engaged in various other restructurings and a reorganization based on management decisions made prior to fiscal 2011. We do not expect to incur any additional restructuring charges under these plans. The $2 million restructuring accrual as of September 30, 2013 related to our other restructuring plans is expected to be settled by September 2016.

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
Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are generally charged to research and development expense. Impairments or losses determined post-launch are charged to cost of revenue. We evaluate long-lived royalty-based assets for impairment generally using undiscounted cash flows when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts, and therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated. During the three months ended September 30, 2013 and 2012, we recognized losses of $10 million and $9 million, respectively, on previously unrecognized royalty-based commitments. During the six months ended September 30, 2013, we recognized total losses of $27 million, inclusive of impairment charges of $17 million on royalty-based assets recognized during the three months ended June 30, 2013. During the six months ended September 30, 2012, we recognized losses of $18 million on previously unrecognized royalty-based commitments, inclusive of $9 million in license termination costs related to our fiscal 2013 restructuring. The losses related to restructuring and other plan-related activities are presented in Note 8.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of September 30, 2013	As of March 31, 2013
Other current assets	$73	$63
Other assets	80	93
Royalty-related assets	$153	$156
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

	As of September 30, 2013	As of March 31, 2013
Accrued royalties	$102	$103
Other accrued expenses	18	21
Other liabilities	47	46
Royalty-related liabilities	$167	$170

As of September 30, 2013, $1 million of restructuring accruals related to the fiscal 2013 restructuring plan, and $54 million of restructuring accruals related to the fiscal 2011 restructuring plan are included in royalty-related liabilities in the table above. See Note 8 for details of restructuring and other restructuring plan-related activities and Note 10 for the details of our accrued and other current liabilities.
In addition, as of September 30, 2013, we were committed to pay approximately $1,199 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 13 for further information on our developer and licensor commitments.

(10) BALANCE SHEET DETAILS
Inventories
Inventories as of September 30, 2013 and March 31, 2013 consisted of (in millions):

	As of September 30, 2013	As of March 31, 2013
Finished Goods	$54	$41
Raw materials and work in process	4	1
Inventories	$58	$42
Property and Equipment, Net
Property and equipment, net, as of September 30, 2013 and March 31, 2013 consisted of (in millions):

	As of September 30, 2013	As of March 31, 2013
Computer equipment and software	$693	$660
Buildings	337	336
Leasehold improvements	129	129
Office equipment, furniture and fixtures	70	72
Land	63	64
Warehouse equipment and other	10	10
Construction in progress	9	8
	1,311	1,279
Less: accumulated depreciation	(779)	(731)
Property and equipment, net	$532	$548
Depreciation expense associated with property and equipment was $32 million and $62 million for three and six months ended September 30, 2013, respectively. Depreciation expense associated with property and equipment was $29 million and $57 million for the three and six months ended September 30, 2012, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities as of September 30, 2013 and March 31, 2013 consisted of (in millions):

	As of September 30, 2013	As of March 31, 2013
Other accrued expenses	$357	$338
Accrued compensation and benefits	167	217
Accrued royalties	102	103
Deferred net revenue (other)	82	79
Accrued and other current liabilities	$708	$737
Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
Deferred Net Revenue (Online-Enabled Games)
Deferred net revenue (online-enabled games) was $935 million and $1,044 million as of September 30, 2013 and March 31, 2013, respectively. Deferred net revenue (online-enabled games) generally includes the unrecognized revenue from bundled sales of certain online-enabled games for which we do not have VSOE for the obligation to provide unspecified updates. We recognize revenue from the sales of online-enabled games for which we do not have VSOE for the unspecified updates on a straight-line basis, generally over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally distributed games. However, we expense the cost of revenue related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

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

The provision for income taxes reported for the three and six months ended September 30, 2013 is based on our projected annual effective tax rate for fiscal year 2014, and also includes certain discrete items recorded during the period. Our effective tax rate for the three and six months ended September 30, 2013 was a tax expense of 5.0 percent and 59.4 percent, respectively, as compared to a tax expense of 3.5 percent and 13.9 percent, respectively, for the same periods of fiscal year 2013. The effective tax rate for the three and six months ended September 30, 2013 and 2012 differs from the statutory rate of 35.0 percent primarily due to the U.S. losses for which no benefit is recognized and non-U.S. losses with a reduced or zero tax rate. The effective tax rate for the three and six months ended September 30, 2013 differs from the same period in fiscal year 2013 primarily due to differences in pre-tax loss.
During the three and six months ended September 30, 2013, we recorded a net increase of $9 million and $7 million, respectively, in gross unrecognized tax benefits. The total gross unrecognized tax benefits as of September 30, 2013 is $304 million, of which approximately $46 million is offset by prior cash deposits to tax authorities for issues pending resolution. A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of September 30, 2013, if recognized, approximately $110 million of the unrecognized tax benefits would affect our effective tax rate and approximately $181 million would result in adjustments to deferred tax assets with corresponding adjustments to the valuation allowance.
During the three and six months ended September 30, 2013, we recorded a net increase in taxes of $1 million and $2 million, respectively, for accrued interest and penalties related to tax positions taken on our tax returns. As of September 30, 2013, the combined amount of accrued interest and penalties related to uncertain tax positions included in income tax obligations on our Condensed Consolidated Balance Sheet was approximately $25 million.
The IRS has completed its examination of our federal income tax returns through fiscal year 2008. As of September 30, 2013, the IRS had proposed certain adjustments to our tax returns. The effects of these adjustments have been considered in estimating our future obligations for unrecognized tax benefits and are not expected to have a material impact on our financial position or results of operations. Some of these proposed adjustments are pending resolution by the Appeals division of the IRS. Furthermore, the IRS is currently examining our returns for fiscal years 2009 through 2011.
We are also currently under income tax examination in Canada for fiscal years 2004 and 2005, in Germany for fiscal years 2008 through 2012, and in Italy for fiscal years 2009 through 2011. We remain subject to income tax examination for several other jurisdictions including Canada for fiscal years after 2005, in France for fiscal years after 2011, in Germany for fiscal years after 2012, in the United Kingdom for fiscal years after 2011, and in Switzerland for fiscal years after 2007.
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $82 million of the reserves for unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect our income tax provision (benefit) and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.
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
The carrying values of the liability and equity components of the Notes are reflected in our Condensed Consolidated Balance Sheet as follows (in millions):

	As of September 30, 2013	As of March 31, 2013
Principal amount of Notes	$633	$633
Unamortized discount of the liability component	(63)	(74)
Net carrying amount of Notes	$570	$559
Equity component, net	$105	$105

As of September 30, 2013, the remaining life of the Notes is 2.8 years.
Convertible Note Hedge and Warrants Issuance
In addition, in July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provides us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock at a strike price of $31.74, which corresponds to the conversion price of the Notes and is equal to the number of shares of our common stock that notionally underlie the Notes. As of September 30, 2013, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge, which was recorded as an equity transaction.
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

As of September 30, 2013, no amounts were outstanding under the credit facility. During the three months ended September 30, 2012, we paid $2 million of debt issuance costs in connection with obtaining this credit facility. These costs are deferred and are being amortized to interest expense over the 3.5 years term of the credit facility.

The following table summarizes our interest expense recognized for the three and six months ended September 30, 2013 and 2012 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Amortization of debt discount	$5	$5	$10	$10
Amortization of debt issuance costs	1	1	2	2
Coupon interest expense	1	1	2	2
Other interest expense	1	—	1	—
Total interest expense	$8	$7	$15	$14

(13) COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of September 30, 2013, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include, but are not limited to: FIFA (Fédération Internationale de Football Association), FIFPRO Foundation, FAPL (Football Association Premier League Limited), and DFL Deutsche Fußball Liga GmbH (German Soccer League) (professional soccer); Dr. Ing. h.c. F. Porsche AG, Ferrari S.p.A. (Need For Speed and Real Racing games); National Basketball Association (professional basketball); PGA TOUR (professional golf); National Hockey League and NHL Players’ Association (professional hockey); National Football League Properties, PLAYERS Inc., and Red Bear Inc. (professional football); Collegiate Licensing Company (collegiate football); Zuffa, LLC (Ultimate Fighting Championship); ESPN (content in EA SPORTS games); Hasbro, Inc. (certain of Hasbro’s board game intellectual properties); and Disney Interactive (Star Wars). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations as of September 30, 2013 (in millions):

		Fiscal Year Ending March 31,
		2014
		(Remaining
	Total	six mos.)	2015	2016	2017	2018	2019	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,199	$59	$180	$271	$99	$92	$62	$436
Marketing commitments	220	44	35	35	21	20	21	44
Operating leases	155	26	44	34	19	14	9	9
0.75% Convertible Senior Notes due 2016 interest (a)	14	2	5	5	2	—	—	—
Other purchase obligations	27	15	10	2	—	—	—	—
Total unrecognized commitments	1,615	146	274	347	141	126	92	489

Recognized commitments
0.75% Convertible Senior Notes due 2016 principal (a)	633	—	—	—	633	—	—	—
Licensing and lease obligations (b)	80	18	13	12	35	1	1	—
Total recognized commitments	713	18	13	12	668	1	1	—

Total commitments	$2,328	$164	$287	$359	$809	$127	$93	$489

(a)
Included in the $14 million coupon interest on the 0.75% Convertible Senior Notes due 2016 is $1 million of accrued interest recognized as of September 30, 2013. We will be obligated to pay the $632.5 million principal amount of the 0.75% Convertible Senior Notes due 2016 in cash and any excess conversion value in shares of our common stock upon redemption of the Notes at maturity on July 15, 2016 or upon earlier redemption. The $632.5 million principal amount excludes $63 million of unamortized discount of the liability component. See Note 12 for additional information regarding our 0.75% Convertible Senior Notes due 2016.

(b)
See Note 8 for additional information regarding recognized commitments resulting from our restructuring plans. Lease commitments have not been reduced for approximately $6 million due in the future from third parties under non-cancelable sub-leases.

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of September 30, 2013; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above, as of September 30, 2013, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $263 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Also, in addition to what is included in the table above as of September 30, 2013, primarily in connection with our PopCap, KlickNation, and Chillingo acquisitions, we may be required to pay an additional $560 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2015. As of September 30, 2013, we have accrued $2 million of contingent consideration on our Condensed Consolidated Balance Sheet representing the estimated fair value of the contingent consideration.
Legal Proceedings
In June 2008, Geoffrey Pecover filed an antitrust class action in the United States District Court for the Northern District of California, alleging that EA obtained an illegal monopoly in a discreet antitrust market that consists of “league-branded football simulation video games” by bidding for, and winning, exclusive licenses with the NFL, Collegiate Licensing Company and Arena Football League. In December 2010, the district court granted the plaintiffs’ request to certify a class of plaintiffs consisting of all consumers who purchased EA’s Madden NFL, NCAA Football or Arena Football video games after 2005. In May 2012, the parties reached a settlement in principle to resolve all claims related to this action. As a result, we recognized a $27 million accrual for the fourth quarter of fiscal 2012 associated with the potential settlement. In May 2013, the district court granted its final approval of the settlement, following which we paid $27 million into a settlement fund. A subsequent appeal of the district court's decision made by a class member was recently withdrawn. The $27 million paid into the settlement fund is in the process of being distributed to claimants.
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

•
The In re NCAA Student-Athlete Name & Likeness Licensing litigation pending in United States District Court for the Northern District of California involves two groups of common claims brought by several different former collegiate student-athletes in 2009. These various actions were consolidated into one action in February 2010. The first group of claims is a class action against us, the NCAA and the Collegiate Licensing Company (CLC) alleging that our college-themed video games misappropriated the likenesses of collegiate student-athletes without their authorization. This group of claims seeks actual damages, statutory damages and other unspecified damages, which have not been quantified. On July 31, 2013, the Ninth Circuit Court of Appeals affirmed the trial court’s denial of our motion to strike the complaint. The second group of claims is a federal antitrust class action against us, the NCAA and the CLC that challenges NCAA/CLC licensing practices and the NCAA By-Laws and regulations. This group of claims seeks unspecified damages, which have not been quantified. In June 2013, the plaintiffs in this second group of claims have asked the district court to certify the case as a class action. The district court has not ruled on their request.

In late September 2013, we reached an agreement to settle all actions brought by college athletes. We and counsel for plaintiffs are in the process of preparing a written settlement agreement and other documents necessary to present to the respective courts for approval of the settlement. We recognized a $30 million accrual during the second quarter of fiscal 2014 associated with the anticipated settlement. On November 4, 2013, the NCAA filed a complaint against the Company and CLC in the Superior Court of Fulton County, Georgia. The complaint seeks unspecified damages and alleges that the Company is contractually obligated to defend and indemnify the NCAA against claims asserted in In re NCAA Student-Athlete Name & Likeness Licensing concerning the alleged misappropriation of student-athletes’ publicity rights in EA’s collegiate video games.
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
There were no significant stock options granted during the three and six months ended September 30, 2013.
The estimated assumptions used in the Black-Scholes valuation model to value our ESPP were as follows:

	Three Months Ended September 30,
	2013	2012
Risk-free interest rate	0.1%	0.1 - 0.2%
Expected volatility	36 - 37%	41 - 42%
Weighted-average volatility	37%	41%
Expected term	6 - 12 months	6 - 12 months
Expected dividends	None	None
The estimated assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Six Months Ended September 30,
	2013	2012
Risk-free interest rate	0.4%	0.2 - 0.4%
Expected volatility	16 - 58%	17 - 116%
Weighted-average volatility	31%	36%
Expected dividends	None	None
Stock-Based Compensation Expense
Employee stock-based compensation expense recognized during the three and six months ended September 30, 2013 and 2012 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and the ESPP included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$1	$—	$1	$1
Research and development (a)	23	26	43	47
Marketing and sales (a)	6	9	13	16
General and administrative (a)	8	9	14	19
Stock-based compensation expense	$38	$44	$71	$83

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

During the three and six months ended September 30, 2013, we did not recognize any provision for or benefit from income taxes related to our stock-based compensation expense.
As of September 30, 2013, our total unrecognized compensation cost related to stock options was $2 million and is expected to be recognized over a weighted-average service period of 2.1 years. As of September 30, 2013, our total unrecognized compensation cost related to restricted stock and restricted stock units (collectively referred to as “restricted stock rights”) was $295 million and is expected to be recognized over a weighted-average service period of 1.9 years. Of the $295 million of unrecognized compensation cost, $20 million relates to market-based restricted stock units.
Stock Options
The following table summarizes our stock option activity for the six months ended September 30, 2013:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2013	7,802	$34.17
Granted	7	21.02
Exercised	(1,822)	17.98
Forfeited, cancelled or expired	(537)	45.90
Outstanding as of September 30, 2013	5,450	38.41	3.85	$17
Vested and expected to vest	5,430	38.49	3.83	$17
Exercisable as of September 30, 2013	5,204	39.46	3.66	$14
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of September 30, 2013, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Rights

The following table summarizes our restricted stock rights activity, excluding performance-based and market-based restricted stock unit activity discussed below, for the six months ended September 30, 2013:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2013	15,918	$16.85
Granted	6,491	22.64
Vested	(5,166)	17.29
Forfeited or cancelled	(1,267)	17.64
Balance as of September 30, 2013	15,976	19.00
The weighted-average grant date fair values of restricted stock rights granted during the three and six months ended September 30, 2013 were $26.43 and $22.64, respectively.
Performance-Based Restricted Stock Units
The following table summarizes our performance-based restricted stock unit activity for the six months ended September 30, 2013:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2013	1,324	$51.54
Vested	(36)	15.39
Forfeited or cancelled	(1,234)	54.17
Balance as of September 30, 2013	54	15.39
Market-Based Restricted Stock Units
Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be received at vesting will range from zero percent to 200 percent of the target number of stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period, generally over a three year period. We present shares granted at 100 percent of target of the number of stock units that may potentially vest. The maximum number of common shares that could vest is approximately 1.1 million for market-based restricted stock units granted during the six months ended September 30, 2013. As of September 30, 2013, the maximum number of shares that could vest is approximately 2.1 million for market-based restricted stock units outstanding.
The following table summarizes our market-based restricted stock unit activity for the six months ended September 30, 2013.

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2013	925	$19.16
Granted	555	29.52
Vested	(304)	16.01
Forfeited or cancelled	(114)	24.93
Balance as of September 30, 2013	1,062	24.86
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
During the three and six months ended September 30, 2013, we did not repurchase any shares of our common stock.
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
(15) NET LOSS PER SHARE

As a result of our net loss for the three and six months ended September 30, 2013, we have excluded all outstanding equity-based instruments from the diluted loss per share ("Diluted EPS") calculation as their inclusion would have had an antidilutive effect. Had we reported net income for these periods, an additional 8 million shares of common stock would have been included in the number of shares used to calculate Diluted EPS for both the three and six months ended September 30, 2013.

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

Potentially dilutive shares of common stock related to our 0.75% Convertible Senior Notes due 2016 issued during the fiscal year ended March 31, 2012, which have a conversion price of $31.74 per share and the associated Warrants, which have a conversion price of $41.14 per share were excluded from the computation of Diluted EPS for the three and six months ended September 30, 2013 and 2012 as their inclusion would have had an antidilutive effect resulting from the conversion price. The associated Convertible Note Hedge was excluded from the calculation of diluted shares as the impact is always considered antidilutive since the call option would be exercised by us when the exercise price is lower than the market price. See Note 12 for additional information related to our 0.75% Convertible Senior Notes due 2016 and related Convertible Note Hedge and Warrants.

(16) SEGMENT INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.

Our business is organized around our five labels, EA Games, EA SPORTS, Maxis, PopCap and All Play. Our CODM regularly reviews the aggregated results of the five labels to assess overall performance and allocate resources. All five of the labels comprise our operating segment (the “EA Labels” segment) as shown below. To a lesser degree, our CODM also reviews results based on geographic performance.

The following table summarizes the financial performance of the EA Labels segment and a reconciliation of the EA Labels segment’s income to our consolidated operating loss for the three and six months ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
EA Labels segment:
Net revenue before revenue deferral	$1,023	$1,059	$1,505	$1,526
Depreciation and amortization	(10)	(13)	(23)	(29)
Other expenses	(702)	(792)	(1,144)	(1,253)
EA Labels segment profit	311	254	338	244
Reconciliation to consolidated operating loss:
Other:
Revenue deferral	(879)	(880)	(1,234)	(1,195)
Recognition of revenue deferral	534	511	1,343	1,290
Other net revenue	17	21	30	45
Depreciation and amortization	(40)	(37)	(76)	(71)
Acquisition-related contingent consideration	44	—	37	20
Restructuring and other charges	2	2	1	(25)
Stock-based compensation	(38)	(44)	(71)	(83)
Other expenses	(203)	(191)	(387)	(374)
Consolidated operating loss	$(252)	$(364)	$(19)	$(149)
EA Labels segment profit differs from consolidated operating income primarily due to the exclusion of (1) certain corporate and other functional costs that are not allocated to EA Labels, (2) the deferral of certain net revenue related to online-enabled games (see Note 10 for additional information regarding deferred net revenue (online-enabled games)), and (3) our Switzerland distribution revenue and expenses that is not allocated to EA Labels. Our CODM reviews assets on a consolidated basis and not on a segment basis.
Information about our total net revenue by revenue composition for the three and six months ended September 30, 2013 and 2012 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Publishing and other	$223	$365	$675	$957
Wireless, Internet-derived, advertising (digital)	450	324	932	666
Distribution	22	22	37	43
Net revenue	$695	$711	$1,644	$1,666
Information about our operations in North America and internationally as of and for the three and six months ended September 30, 2013 and 2012 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net revenue from unaffiliated customers
North America	$303	$329	$698	$779
International	392	382	946	887
Net revenue	$695	$711	$1,644	$1,666

	As of September 30,
	2013	2012
Long-lived assets
North America	$1,981	$2,109
International	493	509
Total	$2,474	$2,618
We attribute net revenue from external customers to individual countries based on the location of the legal entity that sells the products and/or services. Note that revenue attributed to the legal entity that makes the sale is often not the country where the consumer resides. For example, revenue generated in Switzerland includes revenue derived from Internet game downloads by consumers who reside outside of Switzerland, and some of these consumers reside outside of Europe. Revenue generated in Switzerland during the three and six months ended September 30, 2013 represented $136 million and $539 million, or 20 percent and 33 percent, of our total net revenue, respectively. Revenue generated in Switzerland during the three and six months ended September 30, 2012 represented $92 million and $365 million, or 13 percent and 22 percent, of our total net revenue, respectively. Revenue generated in the United States represents over 99 percent of our total North America net revenue. There were no other countries with net revenue greater than 10 percent.
Our direct sales to GameStop Corp. represented approximately 16 percent and 12 percent of total net revenue during the three and six months ended September 30, 2013, respectively. Our direct sales to GameStop Corp. represented approximately 17 percent and 15 percent of total net revenue for the three and six months ended September 30, 2012, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Electronic Arts Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of September 28, 2013, and the related condensed consolidated statements of operations and comprehensive loss for the three-month and six-month periods ended September 28, 2013 and September 29, 2012 and the related condensed consolidated statements of cash flows for the six-month periods ended September 28, 2013 and September 29, 2012. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Electronic Arts Inc. and subsidiaries as of March 30, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated May 22, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 30, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Santa Clara, California
November 5, 2013

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

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three and six months ended September 30, 2013, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 as filed with the SEC on May 22, 2013 and in other documents we have filed with the SEC.
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
Financial Results
Total net revenue for the three months ended September 30, 2013 was $695 million, a decrease of $16 million, or 2 percent, as compared to the three months ended September 30, 2012. At September 30, 2013, deferred net revenue associated with sales of online-enabled games increased by $345 million as compared to June 30, 2013, directly decreasing the amount of reported net revenue during the three months ended September 30, 2013. At September 30, 2012, deferred net revenue associated with sales of online-enabled games increased by $369 million as compared to June 30, 2012, directly decreasing the amount of reported net revenue during the three months ended September 30, 2012. Without this change in deferred net revenue, reported net revenue would have decreased by approximately $40 million, or 4 percent, during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Net revenue for the three months ended September 30, 2013 was driven by FIFA 2013, SimCity, and Battlefield 3.

Net loss for the three months ended September 30, 2013 was $273 million as compared to $381 million for the three months ended September 30, 2012. Diluted loss per share for the three months ended September 30, 2013 was $0.89 as compared to a diluted loss per share of $1.21 for the three months ended September 30, 2012. Net loss decreased for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily as a result of (1) a $55 million decrease in marketing and sales expenses due to phasing of advertising costs and due to lower headcount, (2) a $44 million decrease in contingent acquisition-related consideration charges in connection with PopCap, (3) a $23 million decrease in research and development costs, and (4) a $16 million increase in gross profit due to a higher percentage of our revenues being derived digitally. These decreases in costs were partially offset by $40 million of college football settlement expenses.

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
Evolving Sales Patterns. Our business has evolved from a traditional packaged goods business model to one where our games are played on a variety of platforms including mobile devices and social networking sites. Our strategy is to transform our core intellectual properties into year-round businesses, with a steady flow of downloadable content and extensions on new platforms. Our increasingly digital, multi-platform business no longer reflects the retail sales patterns associated with traditional packaged goods launches. For example, we offer our consumers additional services and/or additional content available through online services to further enhance the gaming experience and extend the time that consumers play our games after their initial purchase. Our casual and mobile games offer free-to-play and micro-transaction models. The revenue we derive from these services has become increasingly significant year-over-year. Our service revenue represented 8 percent, 13 percent, and 24 percent of total net revenue in fiscal years 2011, 2012, and 2013, respectively.

Recent Developments
Stock Repurchase Program. In July 2012, our Board of Directors authorized a program to repurchase up to $500 million of our common stock. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During fiscal year 2013, we repurchased and retired approximately 22 million shares of our common stock for approximately $278 million under this program. During the six months ended September 30, 2013, we did not repurchase any shares of our common stock.

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

We have an established historical pattern of providing unspecified updates to online-enabled games (e.g., player roster updates to Madden NFL 25) at no additional charge to the consumer. We do not have vendor-specific objective evidence of fair value (“VSOE”) for these unspecified updates, and thus, as required by U.S. GAAP, we recognize revenue from the sale of these online-enabled games over the period we expect to offer the unspecified updates to the consumer (“estimated offering period”).

Estimated Offering Period

Because the offering period is not an explicitly defined period, we must make an estimate of the offering period. Determining the estimated offering period is inherently subjective and is subject to regular revision based on historical online usage. For example, in determining the estimated offering period for unspecified updates associated with our online-enabled games, we consider the period of time consumers are online as online connectivity is required. On an annual basis, we review consumers’ online gameplay of all online-enabled games that have been released 12 to 24 months prior to the evaluation date. For example, if our evaluation date is April 1, 2013, we evaluate all online-enabled games released between April 1, 2011 and March 31, 2012. Based on this population of games, for all players that register the game online within the first six months of release of the game to the general public, we compute the weighted-average number of days for each online-enabled game, based on when a player initially registers the game online to when that player last plays the game online. We then compute the weighted-average number of days for all online-enabled games by multiplying the weighted-average number of days for each online-enabled game by its relative percentage of total units sold from these online-enabled games (i.e., a game with more units sold will have a higher weighting to the overall computation than a game with fewer units sold). Under a similar computation, we also consider the estimated period of time between the date a game unit is sold to a reseller and the date the reseller sells the game unit to an end consumer (i.e., time in channel). Based on these two calculations we then consider the method of distribution. For example, physical software games sold at retail would have a composite offering period equal to the online gameplay plus time in channel as opposed to digitally distributed software games which are delivered immediately via digital download and thus have no concept of channel. Additionally, we consider, results from prior years, known online gameplay trends, as well as disclosed service periods for competitors’ games in determining the estimated offering period for future sales.

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

Prior to July 1, 2013, for most sales we estimated the offering period to be six months and recognized revenue over this period in the month after delivery. We recently completed our annual evaluation of the estimated offering period and concluded that for physical software sales made after June 30, 2013, the estimated offering period should be increased to nine months and will result in revenue being recognized over a longer period of time. The estimated offering period for digitally distributed software games continues to be six months. This change in estimate for physical software sales is due to our consumers playing our games online over a longer period of time. We expect net revenue to be up to $450 million lower than Net Revenue Before Revenue Deferral in fiscal year 2014 due primarily to this change in estimated offering period.

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

Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are generally charged to research and development expense. Impairments or losses determined post-launch are charged to cost of revenue. We evaluate long-lived royalty-based assets for impairment generally using undiscounted cash flows when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts, and therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated.
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
RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2014 and 2013 contain 52 weeks each and ends or ended, as the case may be, on March 29, 2014 and March 30, 2013, respectively. Our results of operations for the three months ended

September 30, 2013 and 2012 contained 13 weeks each and ended on September 28, 2013 and September 29, 2012, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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

Net Revenue Quarterly Analysis

Net Revenue

For the three months ended September 30, 2013, Net Revenue was $695 million and decreased $16 million, or 2 percent, as compared to the three months ended September 30, 2012. This decrease was driven by a $218 million decrease in revenue primarily from the Mass Effect, FIFA Street, and SSX franchises. This decrease was partially offset by a $202 million increase in revenue primarily from the SimCity, Crysis, and Dead Space franchises.

Net Revenue by Product Revenue and Service and Other Revenue

Our total net revenue by product revenue and service and other revenue for the three months ended September 30, 2013 and 2012 was as follows (in millions):

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Net revenue:
Product	$350	$481	$(131)	(27)%
Service and other	345	230	115	50%
Total net revenue	$695	$711	$(16)	(2)%

Product Revenue

For the three months ended September 30, 2013, product revenue was $350 million, primarily driven by Crysis 3, FIFA 2013, and Dead Space 3. Product revenue for the three months ended September 30, 2013 decreased $131 million, or 27 percent, as compared to the three months ended September 30, 2012. This decrease was driven by a $225 million decrease primarily from the Mass Effect, FIFA Street, and SSX franchises. This decrease was partially offset by a $94 million increase primarily from the Crysis, Dead Space, and Army of Two franchises.

Service and Other Revenue
For the three months ended September 30, 2013, service and other revenue was $345 million, primarily driven by FIFA 13 Ultimate Team and SimCity, as well as Star Wars: The Old Republic. Service and other revenue for the three months ended September 30, 2013 increased $115 million, or 50 percent, as compared to the three months ended September 30, 2012. This increase was driven by a $145 million increase primarily from the SimCity, FIFA and Battlefield franchises. This increase was partially offset by a $30 million decrease primarily from lower revenue from Sims Social, which shut down in June 2013, as well as Pogo-branded online game services.

Net Revenue by Geography

We attribute net revenue from external customers to individual countries based on the location of the legal entity that sells the products and/or services. Note that revenue attributed to the legal entity that makes the sale is often not the country where the consumer resides. For example, revenue generated in Switzerland includes revenue derived from Internet game downloads by consumers who reside outside of Switzerland, and some of these consumers reside outside of Europe. Revenue generated in Switzerland during the three months ended September 30, 2013 represented $136 million, or 20 percent, of our total net revenue. Revenue generated in Switzerland during the three months ended September 30, 2012 represented $92 million, or 13 percent, of our total net revenue. Revenue generated in the United States represents over 99 percent of our total North America net revenue. There were no other countries with net revenue greater than 10 percent.

	Three Months Ended September 30,
(In millions)	2013	2012	$ Change	% Change
North America	$303	$329	$(26)	(8)%
International	392	382	10	3%
Total net revenue	$695	$711	$(16)	(2)%

Net revenue in North America was $303 million, or 44 percent of total net revenue for the three months ended September 30, 2013, compared to $329 million, or 46 percent of total net revenue for the three months ended September 30, 2012, a decrease of $26 million, or 8 percent. Net revenue in North America decreased primarily due to decreased revenue in our Mass Effect and SSX franchises as well as Kingdom of Amalur: Reckoning, partially offset by increased revenue in our SimCity, Dead Space, and Crysis franchises during the three months ended September 30, 2013. International net revenue was $392 million, or 56 percent of total net revenue during the three months ended September 30, 2013, compared to $382 million, or 54 percent of total net revenue during the three months ended September 30, 2012, an increase of $10 million, or 3 percent. We estimate that foreign exchange rates (primarily due to the Euro) increased reported International net revenue by approximately $10 million, or 3 percent, for the three months ended September 30, 2013. Excluding the effect of foreign exchange rates from International net revenue, we estimate that International net revenue remained relatively consistent for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. International net revenue increased primarily due to our SimCity, FIFA, and Crysis franchises, offset by decreased revenue in our Mass Effect, FIFA Street, and SSX franchises during the three months ended September 30, 2013.
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

Our total net revenue by revenue composition for the three months ended September 30, 2013 and 2012 was as follows (in millions):

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Publishing and other	$670	$744	$(74)	(10)%
Wireless, Internet-derived, and advertising (digital)	348	314	34	11%
Distribution	22	22	—	—%
Net Revenue before Revenue Deferral	1,040	1,080	(40)	(4)%

Revenue Deferral	(879)	(880)	1	—%
Recognition of Revenue Deferral	534	511	23	5%
Total net revenue	$695	$711	$(16)	(2)%

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

For the three months ended September 30, 2013, publishing and other Net Revenue before Revenue Deferral was $670 million, primarily driven by FIFA 2014, Madden NFL 25, and NCAA Football 2014. Publishing and other Net Revenue before Revenue Deferral for the three months ended September 30, 2013 decreased $74 million, or 10 percent, as compared to the three months ended September 30, 2012. This decrease was driven by a $103 million decrease in sales primarily from the Madden, The Sims, and NCAA Football franchises. This decrease was partially offset by a $29 million increase in sales primarily from the FIFA, SimCity, and FIFA Street franchises.

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

For the three months ended September 30, 2013, digital Net Revenue before Revenue Deferral was $348 million, an increase of $34 million, or 11 percent, as compared to the three months ended September 30, 2012. This increase is due to (1) a $17 million or 19 percent increase in mobile sales primarily driven by The Simpsons: Tapped Out and Real Racing 3, (2) a $16 million or 42 percent increase in full-game download sales primarily driven by SimCity, and (3) a $13 million or 11 percent increase in extra content and free-to-play sales primarily driven by the FIFA Ultimate Team, FIFA Online 3, and Star Wars: The Old Republic. These increases were partially offset by a $12 million or 16 percent decrease in subscription and advertising sales primarily driven by Star Wars: The Old Republic. In the previous year, Star Wars: The Old Republic was a subscription-only based MMO. This year, some of the revenue from this title was recognized in the free-to-play category as we expanded this title to be both a subscription and free-to-play game.

Distribution Revenue

Distribution revenue includes (1) sales of game software developed by independent game developers that we distribute and (2) sales through our Switzerland distribution business. For the three months ended September 30, 2013, distribution net revenue was $22 million, which remained relatively consistent compared to the three months ended September 30, 2012.

Revenue Deferral

Revenue Deferral for the three months ended September 30, 2013 decreased $1 million, or less than 1 percent, as compared to the three months ended September 30, 2012.

Recognition of Revenue Deferral

Our non-distribution sales through the first quarter of fiscal 2014 were generally deferred and recognized over a weighted-average six-month period, and therefore, the related revenue recognized during the fiscal quarter ended September 30 is primarily due to sales that occurred during the preceding three-month period ended June 30. The Recognition of Revenue Deferral for the three months ended September 30, 2013 increased $23 million, or 5 percent, as compared to the three months ended September 30, 2012. This increase was primarily due to a 3 percent increase in non-distribution sales and a larger percentage of non-distribution sales being deferred and recognized during the three months ended June 30, 2013 as compared to the same period in the prior year.

We anticipate that our fiscal year 2014 net revenue will be lower than our fiscal year 2013 net revenue primarily as a result of a change in our estimated offering period for physical software games sold through retail, partially offset by an increase in sales. Prior to the second quarter of fiscal 2014, the estimated offering period for physical software games was six months; however, beginning in the second quarter of fiscal 2014, this estimated offering period is now nine months. Because we recognize our online-enabled games over an estimated offering period, this change in estimate has the effect of delaying the recognition of revenue to fiscal year 2015. We do not expect this change in estimated offering period to impact the amount of Net Revenue before Revenue Deferral or the operating cash flows that we report. We expect net revenue to be up to $450 million lower than Net Revenue Before Revenue Deferral in fiscal year 2014 due primarily to the change in our estimated offering period.

Product Revenue and Service and Other Revenue by Revenue Composition

Our product and service and other revenue by revenue composition for the three months ended September 30, 2013 and 2012 was as follows (in millions):

	Three Months Ended September 30,
	2013	2012
Product revenue:
Publishing and other	$198	$342
Wireless, Internet-derived, and advertising (digital)	130	117
Distribution	22	22
Total product revenue	350	481

Service and other revenue:
Publishing and other	25	23
Wireless, Internet-derived, and advertising (digital)	320	207
Total service and other revenue	345	230
Total net revenue	$695	$711

Net Revenue Year-to-Date Analysis

Net Revenue

For the six months ended September 30, 2013, Net Revenue was $1,644 million and decreased $22 million, or 1 percent, as compared to the six months ended September 30, 2012. This decrease was driven by a $494 million decrease in revenue primarily from the Mass Effect, Battlefield, and FIFA Street franchises. This decrease was partially offset by a $472 million increase in revenue primarily from the SimCity, Crysis, and Dead Space franchises.

Net Revenue by Product Revenue and Service and Other Revenue

Our total net revenue by product revenue and service and other revenue for the six months ended September 30, 2013 and 2012 was as follows (in millions):

	Six Months Ended September 30,
	2013	2012	$ Change	% Change
Net revenue:
Product	$893	$1,183	$(290)	(25)%
Service and other	$751	$483	$268	55%
Total net revenue	$1,644	$1,666	$(22)	(1)%

Product Revenue

For the six months ended September 30, 2013, product revenue was $893 million, primarily driven by FIFA 2013, Need for Speed Most Wanted, and Crysis 3. Product revenue for the six months ended September 30, 2013 decreased $290 million, or 25 percent, as compared to the six months ended September 30, 2012. This decrease was driven by a $540 million decrease primarily from the Mass Effect, Battlefield, and FIFA Street franchises. This decrease was partially offset by a $250 million increase primarily from the Crysis, Dead Space, and Army of Two franchises.
Service and Other Revenue
For the six months ended September 30, 2013, service and other revenue was $751 million, primarily driven by FIFA 13 Ultimate Team, SimCity, and Battlefield 3 Premium subscriptions. Service and other revenue for the six months ended September 30, 2013 increased $268 million, or 55 percent, as compared to the six months ended September 30, 2012. This increase was driven by a $329 million increase primarily from the SimCity, Battlefield, and FIFA franchises. This increase was partially offset by a $61 million decrease primarily from lower subscription revenue from Star Wars: The Old Republic, Sims Social, as well as Pogo-branded online game services.

Net Revenue by Geography

Revenue generated in Switzerland during the six months ended September 30, 2013 represented $539 million, or 33 percent, of our total net revenue. Revenue generated in Switzerland during the six months ended September 30, 2012 represented $365 million, or 22 percent, of our total net revenue. Revenue generated in the United States represents over 99 percent of our total North America net revenue. There were no other countries with net revenue greater than 10 percent.

	Six Months Ended September 30,
(In millions)	2013	2012	$ Change	% Change
North America	$698	$779	$(81)	(10)%
International	$946	$887	$59	7%
Total net revenue	$1,644	$1,666	$(22)	(1)%

Net revenue in North America was $698 million, or 42 percent of total net revenue for the six months ended September 30, 2013, compared to $779 million, or 47 percent of total net revenue for the six months ended September 30, 2012, a decrease of $81 million, or 10 percent. Net revenue in North America decreased primarily due to decreased revenue in our Mass Effect and Battlefield franchises as well as Kingdom of Amalur: Reckoning, partially offset by increased revenue in our Dead Space,

SimCity, and Crysis franchises during the six months ended September 30, 2013. International net revenue was $946 million, or 58 percent of total net revenue during the six months ended September 30, 2013, compared to $887 million, or 53 percent of total net revenue during the six months ended September 30, 2012, an increase of $59 million, or 7 percent. We estimate that foreign exchange rates (primarily due to the Euro) decreased reported International net revenue by approximately $21 million, or 2 percent, for the six months ended September 30, 2013. Excluding the effect of foreign exchange rates from International net revenue, we estimate that International net revenue increased by approximately $80 million, or 9 percent for the six months ended September 30, 2013 as compared to the six months ended September 30, 2012. International net revenue increased primarily due to our FIFA, SimCity, and Crysis franchises, partially offset by decreased revenue in our Mass Effect, FIFA Street, and Battlefield franchises during the six months ended September 30, 2013.
Supplemental Net Revenue by Revenue Composition

Our total net revenue by revenue composition for the six months ended September 30, 2013 and 2012 was as follows (in millions):

	Six Months Ended September 30,
	2013	2012	$ Change	% Change
Publishing and other	$772	$890	(118)	(13)%
Wireless, Internet-derived, and advertising (digital)	$726	$638	88	14%
Distribution	$37	$43	(6)	(14)%
Net Revenue before Revenue Deferral	$1,535	$1,571	(36)	(2)%

Revenue Deferral	$(1,234)	$(1,195)	$(39)	(3)%
Recognition of Revenue Deferral	$1,343	$1,290	$53	4%
Total net revenue	$1,644	$1,666	$(22)	(1)%

Net Revenue before Revenue Deferral

Publishing and Other Revenue

For the six months ended September 30, 2013, publishing and other Net Revenue before Revenue Deferral was $772 million, primarily driven by FIFA 2014, Madden NFL 25, and NCAA Football 2014. Publishing and other Net Revenue before Revenue Deferral for the six months ended September 30, 2013 decreased $118 million, or 13 percent, as compared to the six months ended September 30, 2012. This decrease was driven by a $152 million decrease in sales primarily from the Madden, Battlefield, and The Sims franchises. This decrease was partially offset by a $34 million increase in sales primarily from the SimCity, Army of Two and Need for Speed franchises.

Wireless, Internet-derived, and Advertising (Digital) Revenue

For the six months ended September 30, 2013, digital Net Revenue before Revenue Deferral was $726 million, an increase of $88 million, or 14 percent, as compared to the six months ended September 30, 2012. This increase is due to (1) a $59 million or 19 percent increase in extra content and free-to-play sales primarily driven by the FIFA franchise and Star Wars: The Old Republic, (2) a $41 million or 20 percent increase in mobile sales primarily driven by The Simpsons: Tapped Out and Real Racing 3, and (3) a $20 million or 22 percent increase in full-game download sales primarily driven by SimCity. These increases were partially offset by a $32 million or 26 percent decrease in subscription sales primarily driven by Star Wars: The Old Republic. In the previous year, Star Wars: The Old Republic was a subscription-only based MMO. This year, some of the revenue from this title was recognized in the free-to-play category as we expanded this title to be both a subscription and free-to-play game.

Distribution Revenue

For the six months ended September 30, 2013, distribution net revenue was $37 million and decreased $6 million, or 14 percent, compared to the six months ended September 30, 2012. This decrease was primarily driven by a decrease in sales from The Secret World and our Switzerland distribution business.

Revenue Deferral

Revenue Deferral for the six months ended September 30, 2013 increased $39 million, or 3 percent, as compared to the six months ended September 30, 2012. This increase was primarily due to an $88 million increase in Net Revenue before Revenue Deferral related to our digital sales during the six months ended September 30, 2013 as compared to the six months ended September 30, 2012, and a higher percentage of both our publishing and other and digital sales being deferred and recognized over time, which contain an online service component which requires revenue recognition over the period of time that the service is delivered.

Recognition of Revenue Deferral

The Recognition of Revenue Deferral for the six months ended September 30, 2013 increased $53 million, or 4 percent, as compared to the six months ended September 30, 2012. This increase was primarily due to a 5 percent increase in non-distribution sales and a larger percentage of non-distribution sales being deferred and recognized during the six months ended June 30, 2013 as compared to the same period in the prior year.

Product Revenue and Service and Other Revenue by Revenue Composition

Our product and service and other revenue by revenue composition for the six months ended September 30, 2013 and 2012 was as follows (in millions):

	Six Months Ended September 30,
	2013	2012
Product revenue:
Publishing and other	$592	$907
Wireless, Internet-derived, and advertising (digital)	264	233
Distribution	37	43
Total product revenue	893	1,183

Service and other revenue:
Publishing and other	83	50
Wireless, Internet-derived, and advertising (digital)	668	433
Total service and other revenue	751	483
Total net revenue	$1,644	$1,666

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

Cost of Revenue

Total cost of revenue for the three months ended September 30, 2013 and 2012 was as follows (in millions):

	September 30, 2013	% of Related Net Revenue	September 30, 2012	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$341	97.4%	$371	77.1%	(8.1)%	20.3%
Service and other	72	20.9%	74	32.2%	(2.7)%	(11.3)%
Total cost of revenue	$413	59.4%	$445	62.6%	(7.2)%	(3.2)%

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
Cost of product revenue decreased by $30 million, or 8.1 percent in the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The decrease was primarily due to a 42 percent decrease in publishing and other product revenue, which has higher costs, during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. As a percentage of related net revenue, cost of product revenue increased primarily due to the timing of the deferral of the related revenue.

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

Cost of service and other revenue decreased by $2 million, or 2.7 percent in the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The decrease was primarily due to a decrease in server and support costs related to FIFA World Class Soccer, Star Wars: The Old Republic, and Sims Social, which shut down in June 2013.

Total Cost of Revenue as a Percentage of Total Net Revenue

During the three months ended September 30, 2013, total cost of revenue as a percentage of total net revenue decreased by 3.2 percent as compared to the three months ended September 30, 2012. This decrease as a percentage of net revenue was primarily due to (1) a 39 percent decrease in publishing and other revenue which has higher costs and (2) a 39 percent increase in net revenue from our digital products and services that have a lower cost than our publishing and other products.
Total cost of revenue for the six months ended September 30, 2013 and 2012 was as follows (in millions):

	September 30, 2013	% of Related Net Revenue	September 30, 2012	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$471	52.7%	$503	42.5%	(6.4)%	10.2%
Service and other	136	18.1%	147	30.4%	(7.5)%	(12.3)%
Total cost of revenue	$607	36.9%	$650	39.0%	(6.6)%	(2.1)%

Cost of Product Revenue

Cost of product revenue decreased by $32 million, or 6.4 percent in the six months ended September 30, 2013, as compared to the six months ended September 30, 2012. The decrease was primarily due to a 35 percent decrease in publishing and other product revenue and a 14 percent decrease in distribution revenue, all of which have higher costs during the six months ended September 30, 2013.

Cost of Service and Other Revenue

Cost of service and other revenue decreased by $11 million, or 7.5 percent in the six months ended September 30, 2013, as compared to the six months ended September 30, 2012. The decrease was primarily due to a decrease in server and support costs related to FIFA World Class Soccer, Star Wars: The Old Republic, and Sims Social, which shut down in June 2013.

Total Cost of Revenue as a Percentage of Total Net Revenue

During the six months ended September 30, 2013, total cost of revenue as a percentage of total net revenue decreased by 2.1 percent as compared to the six months ended September 30, 2012. This decrease as a percentage of net revenue was primarily due to (1) a 29 percent decrease in in publishing and other revenue which has higher costs and (2) a 40 percent increase in net revenue from our digital products and services that have a lower cost than our publishing and other products. Both of these factors positively impacted gross profit as a percent of net revenue by 2.1 percent.

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
Research and development expenses for the three and six months ended September 30, 2013 and 2012 were as follows (in millions):

	September 30, 2013	% of Net Revenue	September 30, 2012	% of Net Revenue	$ Change	% Change
Three months ended	$283	41%	$306	43%	$(23)	(8)%
Six months ended	$561	34%	$588	35%	$(27)	(5)%

Research and development expenses decreased by $23 million, or 8 percent, during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to a $23 million decrease in contracted services and a $13 million decrease in personnel-related costs resulting from a decrease in headcount. This was partially offset by a $13 million increase in IT and facility-related costs.

Research and development expenses decreased by $27 million, or 5 percent, during the six months ended September 30, 2013, as compared to the six months ended September 30, 2012, primarily due to a $30 million decrease in contracted services and a $17 million decrease in personnel-related costs resulting from a decrease in headcount. This was partially offset by a $21 million increase in IT and facility-related costs.
Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three and six months ended September 30, 2013 and 2012 were as follows (in millions):

	September 30, 2013	% of Net Revenue	September 30, 2012	% of Net Revenue	$ Change	% Change
Three months ended	$164	24%	$219	31%	$(55)	(25)%
Six months ended	$311	19%	$370	22%	$(59)	(16)%

Marketing and sales expenses decreased by $55 million, or 25 percent, during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, primarily due to (1) a $24 million decrease in advertising and promotional spending on our franchises as compared to the prior year, (2) a $15 million decrease in personnel-related costs resulting from a decrease in headcount, and (3) a $7 million decrease in contracted services.
Marketing and sales expenses decreased by $59 million, or 16 percent, during the six months ended September 30, 2013, as compared to the six months ended September 30, 2012, primarily due to (1) a $22 million decrease in advertising and promotional spending on our franchises as compared to the prior year, (2) a $21 decrease in personnel-related costs resulting from a decrease in headcount, and (3) a $12 million decrease in contracted services.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three and six months ended September 30, 2013 and 2012 were as follows (in millions):

	September 30, 2013	% of Net Revenue	September 30, 2012	% of Net Revenue	$ Change	% Change
Three months ended	$129	19%	$100	14%	$29	29%
Six months ended	$214	13%	$188	11%	$26	14%
General and administrative expenses increased $29 million, or 29 percent, during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012 primarily due to a $30 million accrual related to the anticipated settlement of a litigation matter and a $10 million loss on a license, both related to our college football franchise. This was partially offset by a $7 million decrease in facility-related costs.
General and administrative expenses increased $26 million, or 14 percent, during the six months ended September 30, 2013, as compared to the six months ended September 30, 2012 primarily due to a $30 million accrual related to the anticipated settlement of a litigation matter and a $10 million loss on a license, both related to our college football franchise. This was partially offset by (1) a $5 million decrease in stock-based compensation expense, (2) a $4 million decrease in bad debt expense, (3) a $4 million decrease in contracted services, and (4) a $4 million decrease in facility-related costs.

Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration for the three and six months ended September 30, 2013 and 2012 were as follows (in millions):

	September 30, 2013	% of Net Revenue	September 30, 2012	% of Net Revenue	$ Change	% Change
Three months ended	$(44)	(6)%	$—	—%	$(44)	—%
Six months ended	$(37)	(2)%	$(20)	(1)%	$(17)	(85)%
During the three and six months ended September 30, 2013, acquisition-related contingent consideration decreased by $44 million and $17 million, respectively, as compared to the three and six months ended September 30, 2012, primarily resulting from revisions in our accrual related to our PopCap acquisition.

Amortization of Intangibles
Amortization of intangibles for the three and six months ended September 30, 2013 and 2012 were as follows (in millions):

	September 30, 2013	% of Net Revenue	September 30, 2012	% of Net Revenue	$ Change	% Change
Three months ended	$4	1%	$7	1%	$(3)	(43)%
Six months ended	$8	—%	$14	1%	$(6)	(43)%
During the three and six months ended September 30, 2013, amortization of intangibles decreased by $3 million, or 43 percent, and $6 million, or 43 percent as compared to the three and six months ended September 30, 2012, primarily due to certain intangible assets from our acquisitions being fully amortized during fiscal year 2013.

Restructuring and Other Charges
Restructuring and other charges for the three and six months ended September 30, 2013 and 2012 were as follows (in millions):

	September 30, 2013	% of Net Revenue	September 30, 2012	% of Net Revenue	$ Change	% Change
Three months ended	$(2)	—%	$(2)	—%	$—	—%
Six months ended	$(1)	—%	$25	2%	$(26)	(104)%

During the three months ended September 30, 2013, restructuring and other charges remained consistent as compared to the three months ended September 30, 2012.

During the six months ended September 30, 2013, restructuring and other charges decreased by $26 million, or 104 percent, as compared to the six months ended September 30, 2012, primarily due to no new restructuring initiatives in the current fiscal year. See the “Liquidity and Capital Resources” section on page 51 for additional information regarding our previous restructuring plans.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, for the three and six months ended September 30, 2013 and 2012 were as follows (in millions):

	September 30, 2013	% of Net Revenue	September 30, 2012	% of Net Revenue	$ Change	% Change
Three months ended	$(8)	(1)%	$(4)	(1)%	$(4)	(100)%
Six months ended	$(13)	(1)%	$(9)	(1)%	$(4)	(44)%
Interest and other income (expense), net increased $4 million, or 100 percent, during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012 primarily due to a $2 million decrease on foreign currency gains.
Interest and other income (expense), net increased $4 million, or 44 percent, during the six months ended September 30, 2013, as compared to the six months ended September 30, 2012 primarily due to a $2 million decrease in interest income and a $1 million decrease on foreign currency gains.
Income Taxes
Provisions for income taxes for the three months ended September 30, 2013 and 2012 were as follows (in millions):

	September 30, 2013	Effective Tax Rate	September 30, 2012	Effective Tax Rate	% Change
Three months ended	13	5.0%	$13	3.5%	—%
Six months ended	19	59.4%	$22	13.9%	(14)%
The provision for income taxes reported for the three and six months ended September 30, 2013 is based on our projected annual effective tax rate for fiscal year 2014, and also includes certain discrete items recorded during the period. Our effective tax rate for the three and six months ended September 30, 2013 was a tax expense of 5.0 percent and 59.4 percent, respectively, as compared to a tax expense of 3.5 percent and 13.9 percent, respectively, for the same periods of fiscal 2013. The effective tax rate for the three and six months ended September 30, 2013 and 2012 differs from the statutory rate of 35.0 percent primarily due to the U.S. losses for which no benefit is recognized and non-U.S. losses with a reduced or zero tax benefit. The effective tax rate for the three and six months ended September 30, 2013 differs from the same period in fiscal year 2013 primarily due to differences in pre-tax loss.
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

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of September 30, 2013	As of March 31, 2013	(Decrease)
Cash and cash equivalents	$1,090	$1,292	$(202)
Short-term investments	328	388	(60)
Total	$1,418	$1,680	$(262)
Percentage of total assets	28%	33%

	Six Months Ended September 30,
(In millions)	2013	2012	Change
Cash used in operating activities	$(254)	$(272)	$18
Cash provided by investing activities	1	42	(41)
Cash provided by (used in) financing activities	49	(189)	238
Effect of foreign exchange on cash and cash equivalents	2	(3)	5
Net decrease in cash and cash equivalents	$(202)	$(422)	$220
Changes in Cash Flow
Operating Activities. Cash used in operating activities decreased $18 million during the six months ended September 30, 2013 as compared to the six months ended September 30, 2012. The change is primarily due to cash favorable impacts of an increase of net income adjusted for the net effect of non-cash items of $93 million, and an increase in the change in accounts payable of $68 million. This is primarily offset by cash unfavorable impacts of a decrease in the change of accrued and other liabilities of $146 million.
Investing Activities. Cash provided by investing activities decreased $41 million during the six months ended September 30, 2013 as compared to the six months ended September 30, 2012 primarily driven by a $30 million decrease in proceeds received from maturities and sales of short-term investments during the six months ended September 30, 2013 as compared to the six months ended September 30, 2012, and a $25 million decrease in acquisition-related restricted cash. This was partially offset by a $6 million decrease in the amount of short-term investments purchased in the six months ended September 30, 2013, as compared to the six months ended September 30, 2012, and a $5 million decrease in cash used for an acquisition.
Financing Activities. Cash provided by financing activities increased $238 million during the six months ended September 30, 2013 as compared to the six months ended September 30, 2012 primarily due to (1) $179 million used to repurchase and retire common stock during the six months ended September 30, 2012 as compared to none repurchased during the six months ended September 30, 2013, (2) an increase of $32 million in proceeds received from the exercise of stock options during the six months ended September 30, 2013, and (3) a $25 million decrease in acquisition-related contingent consideration payments during the six months ended September 30, 2013 as compared to the six months ended September 30, 2012.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of September 30, 2013, our short-term investments had gross unrealized gains of less than $1 million, or less than 1 percent of the total in short-term investments, and gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

Fiscal 2013 Restructuring
In fiscal year 2013, we announced a restructuring plan to align our cost structure with our ongoing digital transformation. Under this plan, we reduced our workforce, terminated licensing agreements, and consolidated or closed various facilities. We completed all actions under this restructuring plan during fiscal year 2013.

Since the inception of the fiscal 2013 restructuring plan through September 30, 2013, we have incurred charges of $23 million, consisting of (1) $10 million in employee-related expenses, (2) $9 million related to license termination costs, and (3) $4 million related to the closure of certain of our facilities. Substantially all of these costs were settled in cash by March 31, 2013, with the exception of approximately $2 million of license and lease termination costs, which will be settled by August 2016. We expect to incur cash expenditures of approximately $2 million through fiscal year 2015 and the remainder thereafter.

Fiscal 2011 Restructuring
In connection with our fiscal 2011 restructuring plan, we expect to incur cash expenditures through June 2016 of approximately (1) $7 million during the remainder of fiscal year 2014, (2) $10 million in fiscal year 2015, (3) $10 million in fiscal year 2016, and (4) $35 million in fiscal year 2017. The actual cash expenditures are variable as they will be dependent upon the actual revenue we generate from certain games.

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
In addition, in July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provides us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock at a strike price of $31.74, which corresponds to the conversion price of the Notes and is equal to the number of shares of our common stock that notionally underlie the Notes. As of September 30, 2013, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge.
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
As of September 30, 2013, no amounts were outstanding under the credit facility.

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
As of September 30, 2013, approximately $808 million of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we would be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
In July 2012, our Board of Directors authorized a program to repurchase up to $500 million of our common stock. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During fiscal year 2013, we repurchased and retired approximately 22 million shares of our common stock for approximately $278 million under this program. During the three and six months ended September 30, 2013, we did not repurchase any shares of our common stock.
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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include, but are not limited to: FIFA (Fédération Internationale de Football Association), FIFPRO Foundation, FAPL (Football Association Premier League Limited), and DFL Deutsche Fußball Liga GmbH (German Soccer League) (professional soccer); Dr. Ing. h.c. F. Porsche AG, Ferrari S.p.A. (Need For Speed and Real Racing games); National Basketball Association (professional basketball); PGA TOUR (professional golf); National Hockey League and NHL Players’ Association (professional hockey); National Football League Properties, PLAYERS Inc., and Red Bear Inc. (professional football); Collegiate Licensing Company (collegiate football); Zuffa, LLC (Ultimate Fighting Championship); ESPN (content in EA SPORTS games); Hasbro, Inc. (certain of Hasbro’s board game intellectual properties); and Disney Interactive (Star Wars). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.
The following table summarizes our minimum contractual obligations as of September 30, 2013, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

		Fiscal Year Ending March 31,
		2014
		(Remaining
	Total	six mos.)	2015	2016	2017	2018	2019	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,199	$59	$180	$271	$99	$92	$62	$436
Marketing commitments	220	44	35	35	21	20	21	44
Operating leases	155	26	44	34	19	14	9	9
0.75% Convertible Senior Notes due 2016 interest (a)	14	2	5	5	2	—	—	—
Other purchase obligations	27	15	10	2	—	—	—	—
Total unrecognized commitments	1,615	146	274	347	141	126	92	489

Recognized commitments
0.75% Convertible Senior Notes due 2016 principal (a)	633	—	—	—	633	—	—	—
Licensing and lease obligations (b)	80	18	13	12	35	1	1	—
Total recognized commitments	713	18	13	12	668	1	1	—

Total commitments	$2,328	$164	$287	$359	$809	$127	$93	$489

(a)
Included in the $14 million coupon interest on the 0.75% Convertible Senior Notes due 2016 is $1 million of accrued interest recognized as of September 30, 2013. We will be obligated to pay the $632.5 million principal amount of the 0.75% Convertible Senior Notes due 2016 in cash and any excess conversion value in shares of our common stock upon redemption of the Notes at maturity on July 15, 2016 or upon earlier redemption. The $632.5 million principal amount excludes $63 million of unamortized discount of the liability component. See Note 12 for additional information regarding our 0.75% Convertible Senior Notes due 2016.

(b)
See Note 8 for additional information regarding recognized commitments resulting from our restructuring plans. Lease commitments have not been reduced for approximately $6 million due in the future from third parties under non-cancelable sub-leases.

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of September 30, 2013; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above, as of September 30, 2013, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $263 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
In addition to what is included in the table above, as of September 30, 2013, primarily in connection with our PopCap, KlickNation, and Chillingo acquisitions, we may be required to pay an additional $560 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2015. As of September 30, 2013, we have accrued $2 million of contingent consideration on our Condensed Consolidated Balance Sheet representing the estimated fair value of the contingent consideration.
OFF-BALANCE SHEET COMMITMENTS
Lease Commitments
As of September 30, 2013, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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
MARKET RISK
We are exposed to various market risks, including changes in foreign currency exchange rates, interest rates and market prices, which have experienced significant volatility in light of the global economic downturn. Market risk is the potential loss arising from changes in market rates and market prices. We employ established policies and practices to manage these risks. Foreign currency option and forward contracts are used to hedge anticipated exposures or mitigate some existing exposures subject to foreign exchange risk as discussed below. While we do not hedge our short-term investment portfolio, we protect our short-term investment portfolio against different market risks, including interest rate risk as discussed below. Our cash and cash equivalents portfolio consists of highly liquid investments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase. We do not enter into derivatives or other financial instruments for trading or speculative purposes and do not hedge our market price risk relating to marketable equity securities, if any.
Foreign Currency Exchange Rate Risk
Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing foreign currency forward and option contracts that generally have maturities of 12 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets associated with our hedging activities are recorded at fair value in other current assets on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. During the three and six months ended September 30, 2013 and 2012, we reclassified an immaterial amount of losses into interest and other income (expense), net. Our hedging programs are designed to reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net revenue and research and development expenses. Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows:

	As of September 30, 2013			As of March 31, 2013
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Option contracts to purchase	$49	$—	$—	$84	$—	$—
Forward contracts to purchase	35	1	—	—	—	—
Total	$84	$1	$—	$84	$—	$—

Option contracts to sell	$115	$—	$—	$149	$6	$—
Forward contracts to sell	115	—	4	—	—	—
Total	$230	$—	$4	$149	$6	$—
Balance Sheet Hedging Activities. We use foreign currency forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts generally have a contractual term of three months or less and are transacted near month-end. Our foreign currency forward contracts that are not designated as hedging instruments are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or accrued and other current liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. In certain cases, the amount of such gains and losses will significantly differ from the amount of gains and losses recognized on the underlying foreign-currency-denominated monetary asset or liability, in which case our results will be impacted. As of September 30, 2013, we had foreign currency forward contracts to purchase and sell approximately $337 million in foreign currencies. Of this amount, $301 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $33 million to purchase foreign currency in exchange for U.S. dollars, and $3 million to sell foreign currency in exchange for British pounds sterling. As of March 31, 2013, we had foreign currency forward contracts to purchase and sell approximately $306 million in foreign currencies. Of this amount, $213 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $87 million to purchase foreign currency in exchange for U.S. dollars, and $6 million to sell foreign currency in exchange for British pounds sterling. The fair value of our foreign currency forward contracts was measured using Level 2 inputs and was immaterial as of September 30, 2013 and March 31, 2013.
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
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of September 30, 2013, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value of the premiums on our foreign currency forward and option contracts used in cash flow hedging of $16 million and $31 million, respectively. As of September 30, 2013, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $34 million and $67 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.
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
As of September 30, 2013 and March 31, 2013, our short-term investments were classified as available-for-sale securities, and consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of September 30, 2013 and March 31, 2013 (in millions):

	As of September 30, 2013	As of March 31, 2013
Corporate bonds	$179	$178
U.S. agency securities	58	76
U.S. Treasury securities	54	85
Commercial paper	37	49
Total short-term investments	$328	$388

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of September 30, 2013, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of September 30, 2013	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$182	$181	$180	$179	$178	$177	$176
U.S. agency securities	60	59	58	58	57	57	56
U.S. Treasury securities	56	56	55	54	54	53	52
Commercial paper	37	37	37	37	37	37	37
Total short-term investments	$335	$333	$330	$328	$326	$324	$321

Item 4.	Controls and Procedures
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
Changes in internal control over financial reporting
There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the three months ended September 30, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
In June 2008, Geoffrey Pecover filed an antitrust class action in the United States District Court for the Northern District of California, alleging that EA obtained an illegal monopoly in a discreet antitrust market that consists of “league-branded football simulation video games” by bidding for, and winning, exclusive licenses with the NFL, Collegiate Licensing Company and Arena Football League. In December 2010, the district court granted the plaintiffs’ request to certify a class of plaintiffs consisting of all consumers who purchased EA’s Madden NFL, NCAA Football or Arena Football video games after 2005. In May 2012, the parties reached a settlement in principle to resolve all claims related to this action. As a result, we recognized a $27 million accrual for the fourth quarter of fiscal 2012 associated with the potential settlement. In May 2013, the district court granted its final approval of the settlement, following which we paid $27 million into a settlement fund. A subsequent appeal of the district court's decision made by a class member was recently withdrawn. The $27 million paid into the settlement fund is in the process of being distributed to claimants.
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

•
The In re NCAA Student-Athlete Name & Likeness Licensing litigation pending in United States District Court for the Northern District of California involves two groups of common claims brought by several different former collegiate student-athletes in 2009. These various actions were consolidated into one action in February 2010. The first group of claims is a class action against us, the NCAA and the Collegiate Licensing Company (CLC) alleging that our college-themed video games misappropriated the likenesses of collegiate student-athletes without their authorization. This group of claims seeks actual damages, statutory damages and other unspecified damages, which have not been quantified. On July 31, 2013, the Ninth Circuit Court of Appeals affirmed the trial court’s denial of our motion to strike the complaint. The second group of claims is a federal antitrust class action against us, the NCAA and the CLC that challenges NCAA/CLC licensing practices and the NCAA By-Laws and regulations. This group of claims seeks unspecified damages, which have not been quantified. In June 2013, the plaintiffs in this second group of claims have asked the district court to certify the case as a class action. The district court has not ruled on their request.

In late September 2013, we reached an agreement to settle all actions brought by college athletes. We and counsel for plaintiffs are in the process of preparing a written settlement agreement and other documents necessary to present to the respective courts for approval of the settlement. We recognized a $30 million accrual during the second quarter of fiscal 2014 associated with the anticipated settlement. On November 4, 2013, the NCAA filed a complaint against the Company and CLC in the Superior Court of Fulton County, Georgia. The complaint seeks unspecified damages and alleges that the Company is contractually obligated to defend and indemnify the NCAA against claims asserted in In re NCAA Student-Athlete Name & Likeness Licensing concerning the alleged misappropriation of student-athletes’ publicity rights in EA’s collegiate video games.
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

A significant portion of our sales are made to a relatively small number of key customers. If these customers reduce their purchases of our products or become unable to pay for them, our business could be harmed.

During the six months ended September 30, 2013, approximately 50 percent of our North America sales were made to our top ten customers. In Europe, our top ten customers accounted for approximately 34 percent of our sales in that territory during the six months ended September 30, 2013. Though our products are available to consumers through a variety of retailers and directly through us, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

Our channel partners have significant influence over the products and services that we offer on their platforms.

Our products and services are sold to customers, primarily through retailers and online through our channel partners, including Sony, Microsoft, Apple, Google and Facebook. In many cases, our channel partners set the rates that we must pay to provide our games and services through their online channels. These partners also have retained the flexibility to change their fee structures, or adopt different fee structures for their online channels, which could adversely impact our costs, profitability and margins.

Outside of the financial arrangements, our agreements with our channel partners typically give them significant control over other aspects of the distribution of our products and services that we develop for their platform. For example, our agreements with Sony and Microsoft typically give significant control to them over the approval, manufacturing and distribution of our products and services, which could, in certain circumstances, leave us unable to get our products and services approved, manufactured and provided to customers. Currently, a significant portion of our revenue is derived through sales on two hardware consoles that are wholly owned by others. 48 percent and 55 percent of our net revenue were for products and services on Sony’s PLAYSTATION 3 and Microsoft’s Xbox 360 consoles combined, for the six months ended September 30, 2013 and 2012, respectively. For our digital products and services delivered direct to consumers via digital channels such as Sony’s PlayStation Network, Microsoft’s Xbox LIVE Marketplace, Apple’s App Store, the Google Play store and Facebook, the channel partner has policies and guidelines that control the promotion and distribution of these titles and the features and functionalities that we are permitted to offer through the channel.

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

International sales are a fundamental part of our business. For the six months ended September 30, 2013, international net revenue comprised 58 percent of our total net revenue. We expect international sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. In addition, our foreign investments and our cash and cash equivalents denominated in foreign currencies are subject to currency fluctuations. We use foreign currency forward contracts to mitigate some foreign currency risk associated with foreign currency denominated monetary assets and liabilities (primarily certain intercompany receivables and payables) to a limited extent and foreign currency forward and option contracts to hedge foreign currency forecasted transactions (primarily related to a portion of the revenue and expenses denominated in foreign currency generated by our operational subsidiaries). However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. In the past, the disruption in the global financial markets has impacted many of the financial institutions with which we do business, and we are subject to counterparty risk with respect to such institutions with whom we enter into hedging transactions. A sustained decline in the financial stability of financial institutions as a result of a disruption in the financial markets could negatively impact our treasury operations, including our ability to secure credit-worthy counterparties for our foreign currency hedging programs. Accordingly, our results of operations, including our reported net revenue, operating expenses and net income, and financial condition can be adversely affected by unfavorable foreign currency fluctuations, especially the Euro, British pound sterling and Canadian dollar.

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
During the six months ended September 30, 2012, we did not repurchase any shares of our common stock.
The maximum dollar value of shares that may still be purchased under the program is $222 million.

Item 3.	Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The exhibits listed in the accompanying index to exhibits on Page 72 are filed or incorporated by reference as part of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
November 5, 2013	Executive Vice President,
Chief Financial Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2013
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
10.1*	Offer Letter for Employment at Electronic Arts Inc. to Andrew Wilson, dated September 15, 2013	8-K	000-17948	9/17/2013

10.2*	EA Bonus Plan Addendum, as amended September 17, 2013	8-K	000-17948	9/17/2013

10.3*	Employment Agreement - Patrick Söderlund, dated September 17, 2013				X

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS†	XBRL Instance Document.				X

101.SCH†	XBRL Taxonomy Extension Schema Document.				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.				X

*	Management contract or compensatory plan or arrangement.

†
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Loss, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.