Form 10-Q
period 2013-12-31
ELECTRONIC ARTS INC.
filed 2014-02-04
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of January 31, 2014, there were 309,590,213 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	December 31, 2013	March 31, 2013 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,746	$1,292
Short-term investments	324	388
Receivables, net of allowances of $268 and $200, respectively	526	312
Inventories	55	42
Deferred income taxes, net	51	52
Other current assets	219	239
Total current assets	2,921	2,325
Property and equipment, net	518	548
Goodwill	1,725	1,721
Acquisition-related intangibles, net	196	253
Deferred income taxes, net	46	53
Other assets	167	170
TOTAL ASSETS	$5,573	$5,070
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$137	$136
Accrued and other current liabilities	823	737
Deferred net revenue (online-enabled games)	1,699	1,044
Total current liabilities	2,659	1,917
0.75% convertible senior notes due 2016, net	575	559
Income tax obligations	210	205
Deferred income taxes, net	1	1
Other liabilities	124	121
Total liabilities	3,569	2,803
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 309 and 302 shares issued and outstanding, respectively	3	3
Paid-in capital	2,287	2,174
Retained earnings (accumulated deficit)	(338)	21
Accumulated other comprehensive income	52	69
Total stockholders’ equity	2,004	2,267
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,573	$5,070
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

(a)	Derived from audited consolidated financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share data)	2013	2012	2013	2012
Net revenue:
Product	$485	$703	$1,378	$1,886
Service and other	323	219	1,074	702
Total net revenue	808	922	2,452	2,588
Cost of revenue:
Product	438	363	909	866
Service and other	79	66	215	213
Total cost of revenue	517	429	1,124	1,079
Gross profit	291	493	1,328	1,509
Operating expenses:
Research and development	275	278	836	866
Marketing and sales	214	220	525	590
General and administrative	91	70	305	258
Acquisition-related contingent consideration	—	(45)	(37)	(65)
Amortization of intangibles	4	7	12	21
Restructuring and other charges	(1)	2	(2)	27
Total operating expenses	583	532	1,639	1,697
Operating loss	(292)	(39)	(311)	(188)
Gain on strategic investments, net	—	14	—	14
Interest and other income (expense), net	(6)	(8)	(19)	(17)
Loss before provision for income taxes	(298)	(33)	(330)	(191)
Provision for income taxes	10	12	29	34
Net loss	$(308)	$(45)	$(359)	$(225)
Net loss per share:
Basic and Diluted	$(1.00)	$(0.15)	$(1.17)	$(0.72)
Number of shares used in computation:
Basic and Diluted	309	304	307	313
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2013	2012	2013	2012
Net loss	$(308)	$(45)	$(359)	$(225)
Other comprehensive income (loss), net of tax:
Change in unrealized gains and losses on available-for-sale securities	—	(9)	—	(34)
Reclassification adjustment for realized gains on available-for-sale securities	—	(15)	—	(15)
Change in unrealized gains and losses on derivative instruments	(4)	(2)	(15)	(4)
Reclassification adjustment for net realized losses on derivative instruments	3	1	5	2
Foreign currency translation adjustments	(9)	(5)	(7)	(3)
Total other comprehensive income (loss), net of tax	(10)	(30)	(17)	(54)
Total comprehensive loss	$(318)	$(75)	$(376)	$(279)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended December 31,
(In millions)	2013	2012
OPERATING ACTIVITIES
Net loss	$(359)	$(225)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion, net	170	178
Stock-based compensation	111	122
Acquisition-related contingent consideration	(37)	(65)
Non-cash restructuring charges	—	7
Net (gains) losses on investments and disposal of property and equipment	1	(12)
Change in assets and liabilities:
Receivables, net	(210)	(18)
Inventories	(12)	—
Other assets	17	14
Accounts payable	13	(115)
Accrued and other liabilities	75	53
Deferred income taxes, net	7	(13)
Deferred net revenue (online-enabled games)	655	165
Net cash provided by operating activities	431	91
INVESTING ACTIVITIES
Capital expenditures	(81)	(81)
Proceeds from sale of marketable equity securities	—	25
Proceeds from maturities and sales of short-term investments	331	404
Purchase of short-term investments	(270)	(244)
Acquisition-related restricted cash	—	25
Acquisition of subsidiaries, net of cash acquired	(5)	(10)
Net cash provided by (used in) investing activities	(25)	119
FINANCING ACTIVITIES
Proceeds from issuance of common stock	51	19
Payment of debt issuance costs	—	(2)
Repurchase and retirement of common stock	—	(336)
Acquisition-related contingent consideration payment	(1)	(28)
Net cash provided by (used in) financing activities	50	(347)
Effect of foreign exchange on cash and cash equivalents	(2)	2
Increase (decrease) in cash and cash equivalents	454	(135)
Beginning cash and cash equivalents	1,292	1,293
Ending cash and cash equivalents	$1,746	$1,158
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$21	$21
Cash paid during the period for interest	$3	$2
Non-cash investing activities:
Change in unrealized gains and losses on available-for-sale securities, net of taxes	$—	$(34)
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
We develop, market, publish and distribute game software content and services that can be played by consumers on a variety of platforms, including video game consoles (such as Sony’s PLAYSTATION 3 and 4 and Microsoft’s Xbox 360 and One), personal computers, mobile devices (such as the Apple iPhone and Google Android compatible phones), tablets and electronic readers (such as the Apple iPad and Amazon Kindle), and the Internet. Our ability to publish games across multiple platforms, through multiple distribution channels, and directly to consumers (online and wirelessly) has been, and will continue to be, a cornerstone of our product strategy. We have generated substantial growth in new business models and alternative revenue streams (such as subscription, micro-transactions, and advertising) based on the continued expansion of our online and wireless product and service offerings. Some of our games are based on our wholly-owned intellectual property (e.g., Battlefield, Mass Effect, Need for Speed, The Sims, Bejeweled, and Plants vs. Zombies), and some of our games are based on content that we license from others (e.g., FIFA and Madden NFL). Our goal is to turn our core intellectual properties into year-round businesses available on a range of platforms. Our products and services may be purchased through physical and online retailers, platform providers such as console manufacturers and mobile carriers via digital downloads, as well as directly through our own online distribution platform Origin.
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2014 and 2013 contain 52 weeks each, and ends or ended, as the case may be, on March 29, 2014 and March 30, 2013, respectively. Our results of operations for the three and nine months ended December 31, 2013 and 2012 contained 13 and 39 weeks each and ended on December 28, 2013 and December 29, 2012, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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

	Three Months Ended December 31, 2012			Nine Months Ended December 31, 2012
	As Previously Reported	Change	Reclassified Balance	As Previously Reported	Change	Reclassified Balance
Operating expenses:
Research and development	$286	$(8)	$278	$890	$(24)	$866
Marketing and sales	214	6	220	571	19	590
General and administrative	68	2	70	253	5	258
Impact of Recently Issued Accounting Standards
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 220): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments of this ASU require that entities that have an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law. The disclosure requirements will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2013, and will require prospective application. Early adoption is permitted. The adoption will impact our balance sheet only, and we expect to adopt this new standard in the first quarter of fiscal year 2015. While we have not completed our analysis, we anticipate the adoption will result in equal reductions to both deferred tax assets and noncurrent income tax obligations between $50 million and $100 million.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2013 and March 31, 2013, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of December 31, 2013	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$415	$415	$—	$—	Cash equivalents
Available-for-sale securities:
Corporate bonds	168	—	168	—	Short-term investments
U.S. Treasury securities	64	64	—	—	Short-term investments
U.S. agency securities	51	—	51	—	Short-term investments
Commercial paper	49	—	49	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	13	13	—	—	Other assets
Foreign currency derivatives	3	—	3	—	Other current assets
Total assets at fair value	$763	$492	$271	$—
Liabilities
Contingent consideration (b)	$2	$—	$—	$2	Accrued and other current liabilities and other liabilities
Foreign currency derivatives	3	—	3	—	Accrued and other current liabilities
Total liabilities at fair value	$5	$—	$3	$2

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2013	$43
Change in fair value (c)	(37)
Payments (d)	(4)
Balance as of December 31, 2013	$2

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of March 31, 2013	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$469	$469	$—	$—	Cash equivalents
Available-for-sale securities:
Corporate bonds	178	—	178	—	Short-term investments
U.S. agency securities	91	—	91	—	Short-term investments and cash equivalents
U.S. Treasury securities	88	88	—	—	Short-term investments and cash equivalents
Commercial paper	73	—	73	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	11	11	—	—	Other assets
Foreign currency derivatives	6	—	6	—	Other current assets
Total assets at fair value	$916	$568	$348	$—
Liabilities
Contingent consideration (b)	$43	$—	$—	$43	Accrued and other current liabilities and other liabilities
Total liabilities at fair value	$43	$—	$—	$43

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2012	$112
Change in fair value (c)	(64)
Payment (d)	(5)
Balance as of March 31, 2013	$43

(a)	The deferred compensation plan assets consist of various mutual funds.

(b)
The contingent consideration as of March 31, 2013 represents the estimated fair value of the additional variable cash consideration payable in connection with our acquisitions of PopCap Games, Inc. (“PopCap”), KlickNation Corporation (“KlickNation”) and Chillingo Limited (“Chillingo”) that are contingent upon the achievement of certain performance milestones. The contingent consideration as of December 31, 2013 represents the estimated fair value of the additional variable cash consideration payable in connection with our acquisitions of KlickNation and Chillingo that are contingent upon the achievement of certain performance milestones. We estimated the fair value of the acquisition-related contingent consideration payable using probability-weighted discounted cash flow models, and applied a discount rate that appropriately captures the risk associated with the obligation. The weighted average of the discount rates used during the nine months ended December 31, 2013 was 17 percent. The weighted average of the discount rates used during the fiscal year 2013 was 13 percent. The significant unobservable input used in the fair value measurement of the contingent consideration payable are forecasted earnings. Significant changes in forecasted earnings would result in a significantly higher or lower fair value measurement. At December 31, 2013 and March 31, 2013, the fair market value of acquisition-related contingent consideration totaled $2 million and $43 million, respectively, compared to a maximum potential payout of $10 million and $566 million, respectively.

(c)	The change in fair value is reported as acquisition-related contingent consideration in our Condensed Consolidated Statements of Operations.

(d)
During the nine months ended December 31, 2013, we made payments totaling $4 million to settle certain performance milestones achieved in connection with one of our acquisitions. During fiscal year 2013, we made payments totaling $5 million to settle certain performance milestones achieved in connection with two of our acquisitions.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended December 31, 2013, our assets that were measured and recorded at fair value on a nonrecurring basis and the related impairments on those assets were as follows (in millions):

		Fair Value Measurements Using
	Net Carrying Value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Impairments for the Three Months Ended December 31, 2013	Total Impairments for the Nine Months Ended December 31, 2013
		(Level 1)	(Level 2)	(Level 3)
Assets
Royalty-based asset	$—	$—	$—	$—	$—	$17
Total impairments recorded for non-recurring measurements on assets held as of December 31, 2013					$—	$17
During the nine months ended December 31, 2013, we became aware of facts and circumstances that indicated that the carrying value of one of our royalty-based assets was not recoverable. The impairment charge is included in cost of revenue on our Condensed Consolidated Statements of Operations.

		Fair Value Measurements Using
	Net Carrying Value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Impairments for the Three Months Ended December 31, 2012	Total Impairments for the Nine Months Ended December 31, 2012
		(Level 1)	(Level 2)	(Level 3)
Assets
Acquisition-related intangible assets	$15	$—	$—	$15	$6	$8
Total impairments recorded for non-recurring measurements on assets held as of December 31, 2012					$6	$8
During the three and nine months ended December 31, 2012, we became aware of facts and circumstances that indicated that the carrying value of some of our acquisition-related intangible assets were not recoverable. This impairment is included in cost of product revenue on our Condensed Consolidated Statement of Operations.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of December 31, 2013 and March 31, 2013, our cash and cash equivalents were $1,746 million and $1,292 million, respectively. Cash equivalents were valued at their carrying amounts as they approximate fair value due to the short maturities of these financial instruments.
Short-Term Investments
Short-term investments consisted of the following as of December 31, 2013 and March 31, 2013 (in millions):

	As of December 31, 2013				As of March 31, 2013
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$168	$—	$—	$168	$177	$1	$—	$178
U.S. agency securities	51	—	—	51	76	—	—	76
U.S. Treasury securities	64	—	—	64	85	—	—	85
Commercial paper	41	—	—	41	49	—	—	49
Short-term investments	$324	$—	$—	$324	$387	$1	$—	$388
We evaluate our investments for impairment quarterly. Factors considered in the review of investments with an unrealized loss include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and any contractual terms impacting the prepayment or settlement process. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of December 31, 2013 and March 31, 2013.
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of December 31, 2013 and March 31, 2013 (in millions):

	As of December 31, 2013		As of March 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$106	$106	$160	$160
Due in 1-2 years	106	106	126	127
Due in 2-3 years	107	107	101	101
Due in 3-4 years	5	5	—	—
Short-term investments	$324	$324	$387	$388

0.75% Convertible Senior Notes Due 2016
The following table summarizes the carrying value and fair value of our 0.75% Convertible Senior Notes due 2016 as of December 31, 2013 and March 31, 2013 (in millions):

	As of December 31, 2013		As of March 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
0.75% Convertible Senior Notes due 2016	$575	$682	$559	$614
The carrying value of the 0.75% Convertible Senior Notes due 2016 excludes the fair value of the equity conversion feature, which was classified as equity upon issuance, while the fair value is based on quoted market prices for the 0.75% Convertible Senior Notes due 2016, and includes the equity conversion feature. The fair value of the 0.75% Convertible Senior Notes due 2016 is classified as Level 2 within the fair value hierarchy. See Note 12 for additional information related to our 0.75% Convertible Senior Notes due 2016.

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
Cash Flow Hedging Activities
Our foreign currency option and forward contracts are designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression analysis, as well as other timing and probability criteria. To qualify for hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The derivative assets or liabilities associated with our hedging activities are recorded at fair value in other current assets or accrued and other liabilities on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. During the three and nine months ended December 31, 2013 and 2012, we reclassified an immaterial amount of losses into interest and other income (expense), net. Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows:

	As of December 31, 2013			As of March 31, 2013
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Option contracts to purchase	$22	$—	$—	$84	$—	$—
Forward contracts to purchase	73	—	1	—	—	—
Total	$95	$—	$1	$84	$—	$—

Option contracts to sell	$36	$—	$—	$149	$6	$—
Forward contracts to sell	92	—	1	—	—	—
Total	$128	$—	$1	$149	$6	$—
The net impact of the gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations for the nine months ended December 31, 2013 was a loss of $5 million and $2 million for the nine months ended December 31, 2012.
The net impact of the gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations for three months ended December 31, 2013 and 2012 was immaterial.

Balance Sheet Hedging Activities
Our foreign currency forward contracts that are not designated as hedging instruments are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or accrued and other current liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses in the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. As of December 31, 2013, we had foreign currency forward contracts to purchase and sell approximately $713 million in foreign currencies. Of this amount, $601 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $101 million to purchase foreign currency in exchange for U.S. dollars, and $10 million to sell foreign currency in exchange for British pounds sterling, and $1 million to purchase foreign currency in exchange for British pounds sterling. As of March 31, 2013, we had foreign currency forward contracts to purchase and sell approximately $306 million in foreign currencies. Of this amount, $213 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $87 million to purchase foreign currency in exchange for U.S. dollars, and $6 million to sell foreign currency in exchange for British pounds sterling. The fair value of our foreign currency forward contracts was measured using Level 2 inputs. $3 million was reported as other current assets and $1 million was reported as accrued and other current liabilities as of December 31, 2013. The fair value of our foreign currency forward contracts was measured using Level 2 inputs and was immaterial as of March 31, 2013.
The effect of foreign currency forward contracts in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2013 and 2012, was as follows (in millions):

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended December 31,		Nine Months Ended December 31,
		2013	2012	2013	2012
Foreign currency forward contracts not designated as hedging instruments	Interest and other income (expense), net	$1	$(10)	$(4)	$(9)

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended December 31, 2013 are as follows (in millions):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of September 30, 2013	$(4)	$(9)	$75	$62
Other comprehensive loss before reclassifications	—	(4)	(9)	(13)
Amounts reclassified from accumulated other comprehensive income	—	3	—	3
Net current-period other comprehensive loss	—	(1)	(9)	(10)
Balances as of December 31, 2013	$(4)	$(10)	$66	$52

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended December 31, 2013 are as follows (in millions):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2013	$(4)	$—	$73	$69
Other comprehensive loss before reclassifications	—	(15)	(7)	(22)
Amounts reclassified from accumulated other comprehensive income	—	5	—	5
Net current-period other comprehensive loss	—	(10)	(7)	(17)
Balances as of December 31, 2013	$(4)	$(10)	$66	$52
The effects on net loss of amounts reclassified from accumulated other comprehensive income (loss) for the three and nine months ended December 31, 2013 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended December 31, 2013	Nine Months Ended December 31, 2013	Statement of Operations Classification
Reclassification adjustment for net realized losses on derivative instruments
	$2	$4	Net revenue
	1	1	Research and development
Total amount reclassified, net of tax	$3	$5

(6) BUSINESS COMBINATIONS
During the nine months ended December 31, 2013, we completed one acquisition that did not have a significant impact on our Condensed Consolidated Financial Statements.

(7) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the nine months ended December 31, 2013 are as follows (in millions):

	As of March 31, 2013	Activity	Effects of Foreign Currency Translation	As of December 31, 2013
Goodwill	$2,089	$5	$(1)	$2,093
Accumulated impairment	(368)	—	—	(368)
Total	$1,721	$5	$(1)	$1,725
Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. Goodwill is not amortized, but rather subject to at least an annual assessment for impairment by applying a fair value-based test. Our goodwill is fully attributed to our operating segment. See note 16 for additional information regarding our segment information.
Acquisition-related intangibles consisted of the following (in millions):

	As of December 31, 2013			As of March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$531	$(370)	$161	$527	$(324)	$203
Trade names and trademarks	130	(104)	26	130	(99)	31
Registered user base and other intangibles	87	(86)	1	87	(84)	3
Carrier contracts and related	85	(77)	8	85	(73)	12
In-process research and development	—	—	—	4	—	4
Total	$833	$(637)	$196	$833	$(580)	$253
Amortization of intangibles for the three and nine months ended December 31, 2013 and 2012 are classified in the Condensed Consolidated Statement of Operations as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Cost of product	$10	$15	$27	$32
Cost of service and other	6	8	18	20
Operating expenses	4	7	12	21
Total	$20	$30	$57	$73
Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from two to 14 years. As of December 31, 2013 and March 31, 2013, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 3.3 years and 3.9 years, respectively.
As of December 31, 2013, future amortization of acquisition-related intangibles that will be recorded in the Condensed Consolidated Statement of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2014 (remaining three months)	$19
2015	65
2016	53
2017	32
2018	12
2019	8
Thereafter	7
Total	$196

(8) RESTRUCTURING AND OTHER CHARGES
Restructuring and other restructuring plan-related information as of December 31, 2013 was as follows (in millions):

	Fiscal 2013 Restructuring			Fiscal 2011 Restructuring	Other Restructurings and Reorganization
	Workforce	Facilities- related	Other	Other	Facilities- related	Total
Balances as of March 31, 2012	$—	$—	$—	$75	$3	$78
Charges to operations	10	3	9	6	(1)	27
Charges settled in cash	(10)	—	(1)	(24)	(1)	(36)
Changes settled in non-cash	—	(1)	(7)	—	1	(7)
Balances as of March 31, 2013	—	2	1	57	2	62
Charges to operations	—	1	—	(3)	—	(2)
Charges settled in cash	—	(2)	—	(1)	(1)	(4)
Balances as of December 31, 2013	$—	$1	$1	$53	$1	$56

Fiscal 2013 Restructuring

In fiscal year 2013, we announced a restructuring plan to align our cost structure with our ongoing digital transformation. Under this plan, we reduced our workforce, terminated licensing agreements, and consolidated or closed various facilities. We completed all actions under this restructuring plan during fiscal year 2013.

Since the inception of the fiscal 2013 restructuring plan through December 31, 2013, we have incurred charges of $23 million, consisting of (1) $10 million in employee-related expenses, (2) $9 million related to license termination costs, and (3) $4 million related to the closure of certain of our facilities. Substantially all of these costs were settled in cash by March 31, 2013, with the exception of approximately $2 million of license and lease termination costs, which will be settled by August 2016. We do not expect to incur any additional restructuring charges under this plan.
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
Since the inception of the fiscal 2011 restructuring plan through December 31, 2013, we have incurred charges of $171 million, consisting of (1) $128 million related to the amendment of certain licensing agreements and other intangible asset impairment costs, (2) $31 million related to the amendment of certain developer agreements, and (3) $12 million in employee-related expenses. The $53 million restructuring accrual as of December 31, 2013 related to the fiscal 2011 restructuring is expected to be settled by June 2016. We currently estimate recognizing in future periods through June 2016, approximately $7 million for the accretion of interest expense related to our amended licensing and developer agreements, of which $1 million will be recognized during the remainder of fiscal year 2014. This interest expense will be included in restructuring and other charges in our Condensed Consolidated Statement of Operations.
Overall, including $171 million in charges incurred through December 31, 2013, we expect to incur total cash and non-cash charges between $175 million and $180 million by June 2016. These charges will consist primarily of (1) charges, including accretion of interest expense, related to the amendment of certain licensing and developer agreements and other intangible asset impairment costs (approximately $166 million) and (2) employee-related costs ($12 million).
Other Restructurings and Reorganization
We also engaged in various other restructurings and a reorganization based on management decisions made prior to fiscal 2011. We do not expect to incur any additional restructuring charges under these plans. The $1 million restructuring accrual as of December 31, 2013 related to our other restructuring plans is expected to be settled by September 2016.

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
Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are generally charged to research and development expense. Impairments or losses determined post-launch are charged to cost of revenue. We evaluate long-lived royalty-based assets for impairment generally using undiscounted cash flows when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts, and therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated. During the three months ended December 31, 2013, we did not recognize any losses or impairment charges on previously unrecognized royalty-based commitments. During the nine months ended December 31, 2013, we recognized total losses of $27 million. During the nine months ended December 31, 2012, we recognized losses of $15 million on previously unrecognized royalty-based commitments, inclusive of $9 million in license termination costs related to our fiscal 2013 restructuring. The losses related to restructuring and other plan-related activities are presented in Note 8.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of December 31, 2013	As of March 31, 2013
Other current assets	$56	$63
Other assets	66	93
Royalty-related assets	$122	$156
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

	As of December 31, 2013	As of March 31, 2013
Accrued royalties	$105	$103
Other accrued expenses	14	21
Other liabilities	52	46
Royalty-related liabilities	$171	$170

As of December 31, 2013, $1 million of restructuring accruals related to the fiscal 2013 restructuring plan, and $53 million of restructuring accruals related to the fiscal 2011 restructuring plan are included in royalty-related liabilities in the table above. See Note 8 for details of restructuring and other restructuring plan-related activities and Note 10 for the details of our accrued and other current liabilities.
In addition, as of December 31, 2013, we were committed to pay approximately $1,147 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 13 for further information on our developer and licensor commitments.

(10) BALANCE SHEET DETAILS
Inventories
Inventories as of December 31, 2013 and March 31, 2013 consisted of (in millions):

	As of December 31, 2013	As of March 31, 2013
Finished Goods	$55	$41
Raw materials and work in process	—	1
Inventories	$55	$42
Property and Equipment, Net
Property and equipment, net, as of December 31, 2013 and March 31, 2013 consisted of (in millions):

	As of December 31, 2013	As of March 31, 2013
Computer equipment and software	$704	$660
Buildings	334	336
Leasehold improvements	129	129
Office equipment, furniture and fixtures	70	72
Land	63	64
Warehouse equipment and other	10	10
Construction in progress	8	8
	1,318	1,279
Less: accumulated depreciation	(800)	(731)
Property and equipment, net	$518	$548
Depreciation expense associated with property and equipment was $33 million and $95 million for three and nine months ended December 31, 2013, respectively. Depreciation expense associated with property and equipment was $30 million and $87 million for the three and nine months ended December 31, 2012, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities as of December 31, 2013 and March 31, 2013 consisted of (in millions):

	As of December 31, 2013	As of March 31, 2013
Other accrued expenses	$373	$338
Accrued compensation and benefits	210	217
Accrued royalties	105	103
Deferred net revenue (other)	135	79
Accrued and other current liabilities	$823	$737
Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
Deferred Net Revenue (Online-Enabled Games)
Deferred net revenue (online-enabled games) was $1,699 million and $1,044 million as of December 31, 2013 and March 31, 2013, respectively. Deferred net revenue (online-enabled games) generally includes the unrecognized revenue from bundled sales of certain online-enabled games for which we do not have VSOE for the obligation to provide unspecified updates. We recognize revenue from the sale of online-enabled games for which we do not have VSOE for the unspecified updates on a straight-line basis, generally over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally distributed games. However, we expense the cost of revenue related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

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

The provision for income taxes reported for the three and nine months ended December 31, 2013 is based on our projected annual effective tax rate for fiscal year 2014, and also includes certain discrete items recorded during the period. Our effective tax rate for the three and nine months ended December 31, 2013 was a tax expense of 3.4 percent and 8.8 percent, respectively, as compared to a tax expense of 36.4 percent and 17.8 percent, respectively, for the same periods of fiscal year 2013. The effective tax rate for the three and nine months ended December 31, 2013 and 2012 differs from the statutory rate of 35.0 percent primarily due to the U.S. losses for which no benefit is recognized and non-U.S. losses with a reduced or zero tax rate. The effective tax rate for the three and nine months ended December 31, 2013 differs from the same period in fiscal year 2013 primarily due to differences in pre-tax loss.
During the three and nine months ended December 31, 2013, we recorded a net increase of $5 million and $12 million, respectively, in gross unrecognized tax benefits. The total gross unrecognized tax benefits as of December 31, 2013 is $309 million, of which approximately $46 million is offset by prior cash deposits to tax authorities for issues pending resolution. A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of December 31, 2013, if recognized, approximately $111 million of the unrecognized tax benefits would affect our effective tax rate and approximately $184 million would result in adjustments to deferred tax assets with corresponding adjustments to the valuation allowance.
During the three and nine months ended December 31, 2013, we recorded a net increase in taxes of $1 million and $3 million, respectively, for accrued interest and penalties related to tax positions taken on our tax returns. As of December 31, 2013, the combined amount of accrued interest and penalties related to uncertain tax positions included in income tax obligations on our Condensed Consolidated Balance Sheet was approximately $26 million.
The IRS has completed its examination of our federal income tax returns through fiscal year 2008. As of December 31, 2013, the IRS had proposed certain adjustments to our tax returns. The effects of these adjustments have been considered in estimating our future obligations for unrecognized tax benefits and are not expected to have a material impact on our financial position or results of operations. Some of these proposed adjustments are pending resolution by the Appeals division of the IRS. Furthermore, the IRS is currently examining our returns for fiscal years 2009 through 2011.
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
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $120 million of the reserves for unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect our income tax provision (benefit) and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.
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
The carrying values of the liability and equity components of the Notes are reflected in our Condensed Consolidated Balance Sheet as follows (in millions):

	As of December 31, 2013	As of March 31, 2013
Principal amount of Notes	$633	$633
Unamortized discount of the liability component	(58)	(74)
Net carrying amount of Notes	$575	$559
Equity component, net	$105	$105

As of December 31, 2013, the remaining life of the Notes is approximately 2.5 years.
Convertible Note Hedge and Warrants Issuance
In addition, in July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provides us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock at a strike price of $31.74, which corresponds to the conversion price of the Notes and is equal to the number of shares of our common stock that notionally underlie the Notes. As of December 31, 2013, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge, which was recorded as an equity transaction.
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

As of December 31, 2013, no amounts were outstanding under the credit facility. During the three months ended September 30, 2012, we paid $2 million of debt issuance costs in connection with obtaining this credit facility. These costs are deferred and are being amortized to interest expense over the 3.5 years term of the credit facility.

The following table summarizes our interest expense recognized for the three and nine months ended December 31, 2013 and 2012 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Amortization of debt discount	$6	$5	$16	$15
Amortization of debt issuance costs	1	—	3	2
Coupon interest expense	1	1	3	3
Other interest expense	—	1	1	1
Total interest expense	$8	$7	$23	$21

(13) COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of December 31, 2013, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include, but are not limited to: FIFA (Fédération Internationale de Football Association), FIFPRO Foundation, FAPL (Football Association Premier League Limited), and DFL Deutsche Fußball Liga GmbH (German Soccer League) (professional soccer); Dr. Ing. h.c. F. Porsche AG, Ferrari S.p.A. (Need For Speed and Real Racing games); National Basketball Association (professional basketball); PGA TOUR (professional golf); National Hockey League and NHL Players’ Association (professional hockey); National Football League Properties, PLAYERS Inc., and Red Bear Inc. (professional football); Collegiate Licensing Company (collegiate football); Zuffa, LLC (Ultimate Fighting Championship); ESPN (content in EA SPORTS games); Hasbro, Inc. (certain of Hasbro’s board game intellectual properties); Disney Interactive (Star Wars); and Fox Digital Entertainment, Inc. (The Simpsons). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations as of December 31, 2013 (in millions):

		Fiscal Year Ending March 31,
		2014
		(Remaining
	Total	three mos.)	2015	2016	2017	2018	2019	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,147	$6	$174	$273	$102	$93	$62	$437
Marketing commitments	180	5	35	35	20	20	21	44
Operating leases	157	12	46	37	22	17	13	10
0.75% Convertible Senior Notes due 2016 interest (a)	14	2	5	5	2	—	—	—
Other purchase obligations	25	11	11	3	—	—	—	—
Total unrecognized commitments	1,523	36	271	353	146	130	96	491

Recognized commitments
0.75% Convertible Senior Notes due 2016 principal (a)	633	—	—	—	633	—	—	—
Licensing and lease obligations (b)	61	1	13	12	33	1	1	—
Total recognized commitments	694	1	13	12	666	1	1	—

Total commitments	$2,217	$37	$284	$365	$812	$131	$97	$491

(a)
Included in the $14 million coupon interest on the 0.75% Convertible Senior Notes due 2016 is $2 million of accrued interest recognized as of December 31, 2013. We will be obligated to pay the $632.5 million principal amount of the 0.75% Convertible Senior Notes due 2016 in cash and any excess conversion value in shares of our common stock upon redemption of the Notes at maturity on July 15, 2016 or upon earlier redemption. The $632.5 million principal amount excludes $58 million of unamortized discount of the liability component. See Note 12 for additional information regarding our 0.75% Convertible Senior Notes due 2016.

(b)
See Note 8 for additional information regarding recognized commitments resulting from our restructuring plans. Lease commitments have not been reduced for approximately $6 million due in the future from third parties under non-cancelable sub-leases.

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of December 31, 2013; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above, as of December 31, 2013, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $265 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Subsequent to December 31, 2013, we entered into various licensor, sponsorship and development agreements with third parties, which contingently commits us to pay an additional approximately $100 million at various dates through fiscal year 2019.
Also, in addition to what is included in the table above as of December 31, 2013, in connection with our KlickNation and Chillingo acquisitions, we may be required to pay an additional $10 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2015. As of December 31, 2013, we have accrued $2 million of contingent consideration on our Condensed Consolidated Balance Sheet representing the estimated fair value of the contingent consideration.
Legal Proceedings
In March 2011, Robin Antonick filed a complaint in the United States District Court for the Northern District of California, alleging that he wrote the source code for the original John Madden Football game published by EA in 1988 and that EA used certain parts of that source code in later editions in the Madden franchise without compensating him. On July 23, 2013, a jury found in favor of Mr. Antonick with respect to John Madden Football games released on the Sega Genesis platform between 1990 and 1996. Mr. Antonick seeks compensatory damages for those games in the amount of approximately $3.5 million, plus an additional $8 million in prejudgment interest. On January 22, 2014, the district court overturned the jury’s verdict and entered judgment in the case in favor of EA as a matter of law. Mr. Antonick has the right to appeal.
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

•
The In re NCAA Student-Athlete Name & Likeness Licensing litigation pending in the United States District Court for the Northern District of California involves two groups of common claims brought by several different former collegiate student-athletes in 2009. These various actions were consolidated into one action in February 2010. The first group of claims is a class action against us, the NCAA and the Collegiate Licensing Company (CLC) alleging that our college-themed video games misappropriated the likenesses of collegiate student-athletes without their authorization. This group of claims seeks actual damages, statutory damages and other unspecified damages, which have not been quantified. On July 31, 2013, the Ninth Circuit Court of Appeals affirmed the trial court’s denial of our motion to strike the complaint. The second group of claims is a federal antitrust class action against us, the NCAA and the CLC that challenges NCAA/CLC licensing practices and the NCAA By-Laws and regulations. This group of claims seeks unspecified damages, which have not been quantified.

In September 2013, we reached an agreement to settle all actions brought by college athletes. We and counsel for plaintiffs are in the process of preparing a written settlement agreement and other documents to present to the respective courts for approval of the settlement. We recognized a $30 million accrual during the second quarter of fiscal 2014 associated with the anticipated settlement. On November 4, 2013, the NCAA filed a complaint against the Company and CLC in the Superior Court of Fulton County, Georgia. The complaint seeks unspecified damages and alleges that the Company is contractually obligated to defend and indemnify the NCAA against claims asserted in In re NCAA Student-Athlete Name & Likeness Licensing concerning the alleged misappropriation of student-athletes’ publicity rights in EA’s collegiate video games. We have not yet responded to the NCAA’s complaint.
On December 17, 2013, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers by an individual purporting to represent a class of purchasers of EA common stock. A second purported shareholder class action lawsuit alleging substantially similar claims was subsequently filed in the same court. The Company anticipates consolidation of these lawsuits. The lawsuits, which assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, allege, among other things, that the Company and certain of its officers issued materially false and misleading statements regarding the rollout of the Company’s Battlefield 4 game. The lawsuits seek unspecified damages, which have not been quantified. We have not yet responded to the complaints.
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
The estimated assumptions used in the Black-Scholes valuation model to value our stock option grants and ESPP were as follows:

	Stock Option Grants				ESPP
	Three Months Ended December 31,		Nine Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012	2013	2012
Risk-free interest rate	1.6%	0.4 - 1.0%	1.6%	0.4 - 1.0%	0.1%	0.1 - 0.2%
Expected volatility	37 - 42%	40 - 45%	37 - 42%	40 - 46%	36 - 37%	41 - 42%
Weighted-average volatility	37%	41%	37%	43%	37%	41%
Expected term	4.5 years	4.3 years	4.5 years	4.4 years	6 - 12 months	6 - 12 months
Expected dividends	None	None	None	None	None	None
The estimated assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Three Months Ended December 31,	Nine Months Ended December 31,
	2012	2013	2012
Risk-free interest rate	0.3%	0.4%	0.2 - 0.4%
Expected volatility	33%	16 - 58%	17 - 116%
Weighted-average volatility	33%	31%	35%
Expected dividends	None	None	None

There were no market-based restricted stock units granted during the three months ended December 31, 2013.
Stock-Based Compensation Expense
Employee stock-based compensation expense recognized during the three and nine months ended December 31, 2013 and 2012 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units and the ESPP included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Cost of revenue	$—	$—	$1	$1
Research and development (a)	25	25	68	72
Marketing and sales (a)	7	7	20	23
General and administrative (a)	8	7	22	26
Stock-based compensation expense	$40	$39	$111	$122

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

During the three and nine months ended December 31, 2013, we did not recognize any provision for or benefit from income taxes related to our stock-based compensation expense.
As of December 31, 2013, our total unrecognized compensation cost related to stock options was $10 million and is expected to be recognized over a weighted-average service period of 3.7 years. As of December 31, 2013, our total unrecognized compensation cost related to restricted stock and restricted stock units (collectively referred to as “restricted stock rights”) was $255 million and is expected to be recognized over a weighted-average service period of 1.7 years. Of the $255 million of unrecognized compensation cost, $16 million relates to market-based restricted stock units.
Stock Options
The following table summarizes our stock option activity for the nine months ended December 31, 2013:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2013	7,802	$34.17
Granted	1,010	26.21
Exercised	(1,926)	17.95
Forfeited, cancelled or expired	(976)	48.48
Outstanding as of December 31, 2013	5,910	35.72	4.83	$10
Vested and expected to vest	5,663	36.16	4.62	$10
Exercisable as of December 31, 2013	4,727	38.49	3.69	$8
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of December 31, 2013, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.

Restricted Stock Rights
The following table summarizes our restricted stock rights activity, excluding performance-based and market-based restricted stock unit activity discussed below, for the nine months ended December 31, 2013:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2013	15,918	$16.85
Granted	6,853	22.67
Vested	(5,743)	17.30
Forfeited or cancelled	(2,280)	17.63
Balance as of December 31, 2013	14,748	19.26
The weighted-average grant date fair values of restricted stock rights granted during the three and nine months ended December 31, 2013 were $23.22 and $22.67, respectively.
Performance-Based Restricted Stock Units
The following table summarizes our performance-based restricted stock unit activity for the nine months ended December 31, 2013:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2013	1,324	$51.54
Vested	(36)	15.39
Forfeited or cancelled	(1,234)	48.32
Balance as of December 31, 2013	54	15.39
Market-Based Restricted Stock Units
Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be received at vesting will range from zero percent to 200 percent of the target number of stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period, generally over a three year period. We present shares granted at 100 percent of target of the number of stock units that may potentially vest. The maximum number of common shares that could vest is approximately 1.1 million for market-based restricted stock units granted during the nine months ended December 31, 2013. As of December 31, 2013, the maximum number of shares that could vest is approximately 1.9 million for market-based restricted stock units outstanding.
The following table summarizes our market-based restricted stock unit activity for the nine months ended December 31, 2013.

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2013	925	$19.16
Granted	555	29.52
Vested	(304)	16.01
Forfeited or cancelled	(222)	23.47
Balance as of December 31, 2013	954	25.19
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
During the three and nine months ended December 31, 2013, we did not repurchase any shares of our common stock.
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
(15) NET LOSS PER SHARE

As a result of our net loss for the three and nine months ended December 31, 2013, we have excluded all outstanding equity-based instruments from the diluted loss per share ("Diluted EPS") calculation as their inclusion would have had an antidilutive effect. Had we reported net income for these periods, an additional 8 million shares of common stock would have been included in the number of shares used to calculate Diluted EPS for both the three and nine months ended December 31, 2013.

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

Potentially dilutive shares of common stock related to our 0.75% Convertible Senior Notes due 2016 issued during the fiscal year ended March 31, 2012, which have a conversion price of $31.74 per share and the associated Warrants, which have a conversion price of $41.14 per share were excluded from the computation of Diluted EPS for the three and nine months ended December 31, 2013 and 2012 as their inclusion would have had an antidilutive effect resulting from the conversion price. The associated Convertible Note Hedge was excluded from the calculation of diluted shares as the impact is always considered antidilutive since the call option would be exercised by us when the exercise price is lower than the market price. See Note 12 for additional information related to our 0.75% Convertible Senior Notes due 2016 and related Convertible Note Hedge and Warrants.

(16) SEGMENT INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations.
Prior to the third quarter of fiscal 2014, our “EA Labels” operating segment was comprised of our five labels: EA Games, EA SPORTS, Maxis, PopCap and All Play. Our CODM regularly reviewed the aggregated results of the five labels to assess overall performance and allocate resources.
In September 2013, we announced the appointment of a new Chief Executive Officer. Our new Chief Executive Officer subsequently made a number of changes to our internal organizational structure and the manner in which our operations are managed. In addition, we are redefining our definition of segment profit for management reporting. As we are in the process of updating our financial systems to provide the relevant reporting to reflect these changes, our CODM currently reviews total company operating results to assess overall performance and allocate resources. We expect to complete our update to our financial systems during the fourth quarter of fiscal 2014.

The following table summarizes the financial performance of our current segment operating profit and a reconciliation to our consolidated operating loss for the three and nine months ended December 31, 2013 and 2012. Our current segment operating profit differs from the prior “EA Labels” segment profit primarily due to the inclusion of (1) our Switzerland distribution revenues and expenses and (2) certain corporate and other functional costs such as our Global Publishing Organization expenses, which were previously not allocated to the EA Labels. Prior periods below have been restated to reflect our current reporting segment structure (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Segment:
Net revenue before revenue deferral	$1,572	$1,182	$3,107	$2,753
Other expenses	(1,041)	(935)	(2,594)	(2,619)
Segment operating profit	$531	$247	$513	$134
Reconciliation to consolidated operating loss:
Other:
Revenue deferral	(1,388)	(971)	(2,622)	(2,166)
Recognition of revenue deferral	624	711	1,967	2,001
Amortization of intangibles	(20)	(30)	(57)	(73)
Acquisition-related contingent consideration	—	45	37	65
Restructuring and other charges	1	(2)	2	(27)
Stock-based compensation	(40)	(39)	(111)	(122)
Other expenses	—	—	(40)	—
Consolidated operating loss	$(292)	$(39)	$(311)	$(188)

Our segment profit differs from consolidated operating loss primarily due to the exclusion of (1) the deferral of certain net revenue related to online-enabled games (see Note 10 for additional information regarding deferred net revenue (online-enabled games)), (2) certain non-cash costs such amortization of intangibles and stock-based compensation, (3) acquisition-related expenses such as amortization of intangibles and acquisition-related contingent consideration, and (4) other significant non-recurring costs that may not be indicative of the company’s core business, operating results or future outlook. Our CODM reviews assets on a consolidated basis and not on a segment basis.
Information about our total net revenue by revenue composition for the three and nine months ended December 31, 2013 and 2012 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Publishing and other	$370	$568	$1,045	$1,525
Wireless, Internet-derived, and advertising (digital)	410	321	1,342	987
Distribution	28	33	65	76
Net revenue	$808	$922	$2,452	$2,588
Information about our operations in North America and internationally as of and for the three and nine months ended December 31, 2013 and 2012 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net revenue from unaffiliated customers
North America	$338	$409	$1,036	$1,188
International	470	513	1,416	1,400
Net revenue	$808	$922	$2,452	$2,588

	As of December 31,
	2013	2012
Long-lived assets
North America	$1,949	$2,073
International	490	505
Total	$2,439	$2,578
We attribute net revenue from external customers to individual countries based on the location of the legal entity that sells the products and/or services. Note that revenue attributed to the legal entity that makes the sale is often not the country where the consumer resides. For example, revenue generated by our Swiss legal entities includes wireless, Internet-derived, and advertising (digital) revenue from consumers who reside outside of Switzerland, including consumers who reside outside of Europe. Revenue generated by our Swiss legal entities during the three and nine months ended December 31, 2013 represented $194 million and $733 million, or 24 percent and 30 percent, of our total net revenue, respectively. Revenue generated by our Swiss legal entities during the three and nine months ended December 31, 2012 represented $196 million and $561 million, or 21 percent and 22 percent, of our total net revenue, respectively. Revenue generated in the United States represents over 99 percent of our total North America net revenue. There were no other countries with net revenue greater than 10 percent.
Our direct sales to GameStop Corp. represented approximately 15 percent and 14 percent of total net revenue during the three and nine months ended December 31, 2013, respectively. Our direct sales to GameStop Corp. represented approximately 14 percent and 15 percent of total net revenue for the three and nine months ended December 31, 2012, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Electronic Arts Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of December 28, 2013, and the related condensed consolidated statements of operations and comprehensive loss for the three-month and nine-month periods ended December 28, 2013 and December 29, 2012 and the related condensed consolidated statements of cash flows for the nine-month periods ended December 28, 2013 and December 29, 2012. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
February 4, 2014

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

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three and nine months ended December 31, 2013, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 as filed with the SEC on May 22, 2013 and in other documents we have filed with the SEC.
About Electronic Arts
We develop, market, publish and distribute game software content and services that can be played by consumers on a variety of platforms, including video game consoles (such as Sony’s PLAYSTATION 3 and 4 and Microsoft’s Xbox 360 and One), personal computers, mobile devices (such as the Apple iPhone and Google Android compatible phones), tablets and electronic readers (such as the Apple iPad and Amazon Kindle), and the Internet. Our ability to publish games across multiple platforms, through multiple distribution channels, and directly to consumers (online and wirelessly) has been, and will continue to be, a cornerstone of our product strategy. We have generated substantial growth in new business models and alternative revenue streams (such as subscription, micro-transactions, and advertising) based on the continued expansion of our online and wireless product and service offerings. Some of our games are based on our wholly-owned intellectual property (e.g., Battlefield, Mass Effect, Need for Speed, The Sims, Bejeweled, and Plants vs. Zombies), and some of our games are based on content that we license from others (e.g., FIFA and Madden NFL). Our goal is to turn our core intellectual properties into year-round businesses available on a range of platforms. Our products and services may be purchased through physical and online retailers, platform providers such as console manufacturers and mobile carriers via digital downloads, as well as directly through our own distribution platform, including online portals such as Origin.
Financial Results
Total net revenue for the three months ended December 31, 2013 was $808 million, a decrease of $114 million, or 12 percent, as compared to the three months ended December 31, 2012. At December 31, 2013, deferred net revenue associated with sales of online-enabled games increased by $764 million as compared to September 30, 2013, directly decreasing the amount of reported net revenue during the three months ended December 31, 2013. At December 31, 2012, deferred net revenue associated with sales of online-enabled games increased by $260 million as compared to September 30, 2012, directly decreasing the amount of reported net revenue during the three months ended December 31, 2012. Disregarding the impact of the deferred net revenue, reported net revenue would have increased by approximately $390 million, or 33 percent, during the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. Net revenue for the three months ended December 31, 2013 was driven by FIFA 2014, Battlefield 4, and Madden NFL 25.

Net loss for the three months ended December 31, 2013 was $308 million as compared to $45 million for the three months ended December 31, 2012. Diluted loss per share for the three months ended December 31, 2013 was $1.00 as compared to a diluted loss per share of $0.15 for the three months ended December 31, 2012. Net loss increased for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 primarily as a result of (1) a $202 million decrease in gross profit due to an increase in our estimated offering period for physical games sold through retail after July 1, 2013 and a higher percentage of our sales being subject to deferral, which further delayed the recognition of revenue, (2) a $45 million benefit from a reversal of acquisition-related contingent consideration charges primarily in connection with PopCap that occurred during the three months ended December 31, 2012 that didn’t exist in the current quarter, and (3) a $21 million increase in general and administrative costs. These increases in costs were partially offset by a (1) $6 million decrease in marketing and sales expenses primarily due to a decrease in headcount and (2) $3 million decrease in research and development costs.

Trends in Our Business

Next-generation Console Systems. Both Microsoft and Sony released new video game console systems in November 2013. EA is continuing to invest in products and services for these next-generation consoles. In the near term, we expect to continue to develop and market products and services for current-generation consoles including the Xbox 360 and PLAYSTATION 3 while also developing products and services for the Xbox One and PLAYSTATION 4. In the quarter ended December, 31, 2013, industry sales of major games for current-generation consoles declined at a faster-than-anticipated rate.  During this period, the adoption of next-generation consoles has been faster than we expected but not enough to offset the decline in sales of our current-generation console games. The success of our products and services for next generation consoles depends in part on the commercial success and adequate supply of these new consoles, our ability to accurately predict which platforms will be successful in the marketplace, and our ability to develop commercially successful products and services for these platforms.
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
We significantly increased the revenue that we derive from wireless, Internet-derived and advertising (digital) products and services from $1,159 million in fiscal year 2012 to $1,440 million in fiscal year 2013. During the nine months ended December 31, 2013, digital revenue was $1,342 million and we expect this portion of our business to continue to grow in the fourth quarter of fiscal 2014 and beyond.
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
Evolving Sales Patterns. Our business has evolved from a traditional packaged goods business model to one where our games are played on a variety of platforms including mobile devices. Our strategy is to transform our core intellectual properties into year-round businesses, with a steady flow of downloadable content and extensions on new platforms. Our increasingly digital, multi-platform business no longer reflects the retail sales patterns associated with traditional packaged goods launches. For example, we offer our consumers additional services and/or additional content available through online services to further enhance the gaming experience and extend the time that consumers play our games after their initial purchase. Our casual and mobile games offer free-to-play and micro-transaction models. The revenue we derive from these services has become increasingly significant year-over-year. Our service revenue represented 8 percent, 13 percent, and 24 percent of total net revenue in fiscal years 2011, 2012, and 2013, respectively.

Recent Developments
Stock Repurchase Program. In July 2012, our Board of Directors authorized a program to repurchase up to $500 million of our common stock. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During fiscal year 2013, we repurchased and retired approximately 22 million shares of our common stock for approximately $278 million under this program. During the nine months ended December 31, 2013, we did not repurchase any shares of our common stock.

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
Revenue Recognition, Sales Returns and Allowances, and Bad Debt Reserves
We derive revenue principally from sales of interactive software games, and related content and services on (1) video game consoles (such as Sony’s PLAYSTATION 3 and 4 and Microsoft’s Xbox 360 and One) and PCs, (2) mobile devices (such as the Apple iPhone and Google Android compatible phones), and (3) tablets and electronic readers (such as the Apple iPad and Amazon Kindle). We evaluate revenue recognition based on the criteria set forth in FASB Accounting Standards Codification (“ASC”) 605, Revenue Recognition and ASC 985-605, Software: Revenue Recognition. We classify our revenue as either product revenue or service and other revenue.

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

Prior to July 1, 2013, for most sales we estimated the offering period to be six months and recognized revenue over this period in the month after delivery. We completed our annual evaluation of the estimated offering period and concluded that for physical software sales made after June 30, 2013, the estimated offering period should be increased to nine months, resulting in revenue being recognized over a longer period of time. The estimated offering period for digitally distributed software games is six months. This change in estimate for physical software sales is due to our consumers playing our games online over a longer period of time. We expect net revenue to be up to $385 million lower than Net Revenue before Revenue Deferral in fiscal year 2014 primarily due to this change in estimated offering period.

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

In assessing impairment on our goodwill, we first analyze qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The qualitative factors we assess include long-term prospects of our performance, share price trends, and Company specific events. If we conclude it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, we do not need to perform the two-step impairment test. If based on that assessment, we believe it is more likely than not that the fair value of the reporting unit is less than its carrying value, a two-step goodwill impairment test will be performed. The first step measures for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to the individual assets and liabilities within each reporting unit. Reporting units are determined by the components of operating segments that constitute a business for which (1) discrete financial information is available, (2) segment management regularly reviews the operating results of that component, and (3) whether the component has similar economic characteristics to other components.

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
In the ordinary course of our business, there are many transactions and calculations where the tax law and ultimate tax determination is uncertain. As part of the process of preparing our Condensed Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our uncertain tax positions in each jurisdiction where we operate. These estimates involve complex issues and require us to make judgments about the likely application of the tax law to our situation, as well as with respect to other matters, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns and the outcomes of disputes with tax authorities. The ultimate resolution of these issues may take extended periods of time due to examinations by tax authorities and statutes of limitations. In addition, changes in our business, including acquisitions, changes in our international corporate structure, changes in the geographic location of business functions or assets, changes in the geographic mix and amount of income, as well as changes in our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income can affect the overall effective income tax rate. In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 220): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments of this ASU require that entities that have an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law. The disclosure requirements will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2013, and will require prospective application. Early adoption is permitted. The adoption will impact our balance sheet only, and we expect to adopt this new standard in the first quarter of fiscal year 2015. While we have not completed our analysis, we anticipate the adoption will result in equal reductions to both deferred tax assets and noncurrent income tax obligations between $50 million and $100 million.

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2014 and 2013 contain 52 weeks each and ends or ended, as the case may be, on March 29, 2014 and March 30, 2013, respectively. Our results of operations for the three and nine months ended December 31, 2013 and 2012 contained 13 and 39 weeks each, respectively, and ended on December 28, 2013 and December 29, 2012, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

Net Revenue
Net revenue consists of sales generated from (1) video games sold as packaged goods or as digital downloads and designed for play on video game consoles (such as the PLAYSTATION 3 and 4 and Xbox 360 and One) and PCs, (2) video games for mobile devices (such as the Apple iPhone and Google Android compatible phones), (3) video games for tablets and electronic readers (such as the Apple iPad and Amazon Kindle), (4) separate software products and content and online game services associated with these products, (5) licensing our game software to third parties, (6) allowing other companies to manufacture and sell our products in conjunction with other products, and (7) advertisements on our online web pages and in our games.

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

Net Revenue Quarterly Analysis

Net Revenue

For the three months ended December 31, 2013, Net Revenue was $808 million and decreased $114 million, or 12 percent, as compared to the three months ended December 31, 2012. This decrease was driven by a $208 million decrease in revenue primarily from the Medal of Honor, Madden, and FIFA franchises. This decrease was partially offset by a $94 million increase in revenue primarily from the Battlefield and Real Racing franchises, as well as Star Wars: The Old Republic.

Net Revenue by Product Revenue and Service and Other Revenue

Our total net revenue by product revenue and service and other revenue for the three months ended December 31, 2013 and 2012 was as follows (in millions):

	Three Months Ended December 31,
	2013	2012	$ Change	% Change
Net revenue:
Product	$485	$703	$(218)	(31)%
Service and other	323	219	104	47%
Total net revenue	$808	$922	$(114)	(12)%

Product Revenue

For the three months ended December 31, 2013, product revenue was $485 million, primarily driven by FIFA 2014, Madden NFL 25, and Battlefield 4. Product revenue for the three months ended December 31, 2013 decreased $218 million, or 31 percent, as compared to the three months ended December 31, 2012. This decrease was driven by a $261 million decrease primarily from the FIFA, Madden, and Medal of Honor franchises. This decrease was partially offset by a $43 million increase primarily from the Battlefield franchise.

Service and Other Revenue
For the three months ended December 31, 2013, service and other revenue was $323 million, primarily driven by FIFA Ultimate Team and Star Wars: The Old Republic. Service and other revenue for the three months ended December 31, 2013 increased $104 million, or 47 percent, as compared to the three months ended December 31, 2012. This increase was driven by a $120 million increase primarily from the FIFA, Madden and Real Racing franchises, as well as Star Wars: The Old Republic. This increase was partially offset by a $16 million decrease primarily from lower revenue from Sims Social, which shut down in June 2013, the Mass Effect franchise, and Pogo-branded online game services.

Net Revenue by Geography

We attribute net revenue from external customers to individual countries based on the location of the legal entity that sells the products and/or services. Note that revenue attributed to the legal entity that makes the sale is often not the country where the consumer resides. For example, revenue generated by our Swiss legal entities includes wireless, Internet-derived, and advertising (digital) revenue from consumers who reside outside of Switzerland, including consumers who reside outside of Europe. Revenue generated by our Swiss legal entities during the three months ended December 31, 2013 represented $194 million, or 24 percent, of our total net revenue. Revenue generated by our Swiss legal entities during the three months ended December 31, 2012 represented $196 million, or 21 percent, of our total net revenue. Revenue generated in the United States represents over 99 percent of our total North America net revenue. There were no other countries with net revenue greater than 10 percent.

	Three Months Ended December 31,
(In millions)	2013	2012	$ Change	% Change
North America	$338	$409	$(71)	(17)%
International	470	513	(43)	(8)%
Total net revenue	$808	$922	$(114)	(12)%

Net revenue in North America was $338 million, or 42 percent of total net revenue for the three months ended December 31, 2013, compared to $409 million, or 44 percent of total net revenue for the three months ended December 31, 2012, a decrease of $71 million, or 17 percent. Net revenue in North America decreased primarily due to decreased revenue in our Madden, Medal of Honor and NCAA Football franchises, partially offset by increased revenue in our Battlefield and SimCity franchises, as well as Star Wars: The Old Republic, during the three months ended December 31, 2013. International net revenue was $470 million, or 58 percent of total net revenue during the three months ended December 31, 2013, compared to $513 million, or 56 percent of total net revenue during the three months ended December 31, 2012, a decrease of $43 million, or 8 percent. We estimate that foreign exchange rates (primarily due to the Euro) increased reported International net revenue by approximately $11 million, or 2 percent, for the three months ended December 31, 2013 as compared to the exchange rates in effect for the three months ended December 31, 2012. Excluding the effect of foreign exchange rates from International net revenue, we estimate that International net revenue decreased by $54 million, or 10 percent for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. International net revenue decreased primarily due to our FIFA, Medal of Honor and The Sims franchises, offset by increased revenue in our Battlefield, Plants vs. Zombies, and Real Racing franchises during the three months ended December 31, 2013.
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

“Revenue Deferral” in this “Net Revenue” section generally includes the unrecognized revenue from bundled sales of certain online-enabled games for which we do not have VSOE for the unspecified updates. Fluctuations in the Revenue Deferral are largely dependent upon the amounts of products that we sell with the online features and services previously discussed, while the Recognition of Revenue Deferral for a period is also dependent upon (1) the amount deferred, (2) the period of time the software-related offerings are to be provided, and (3) the timing of the sale. For example, most Revenue Deferrals incurred in the first quarter of a fiscal year are recognized within the same fiscal year; however, substantially all of the Revenue Deferrals incurred in the last month of a fiscal year will be recognized in the subsequent fiscal year.

Our total net revenue by revenue composition for the three months ended December 31, 2013 and 2012 was as follows (in millions):

	Three Months Ended December 31,
	2013	2012	$ Change	% Change
Publishing and other	$1,027	$742	$285	38%
Wireless, Internet-derived, and advertising (digital)	517	407	110	27%
Distribution	28	33	(5)	(15)%
Net Revenue before Revenue Deferral	1,572	1,182	390	33%

Revenue Deferral	(1,388)	(971)	(417)	(43)%
Recognition of Revenue Deferral	624	711	(87)	(12)%
Total net revenue	$808	$922	$(114)	(12)%

Net Revenue before Revenue Deferral

Publishing and Other Revenue

Publishing revenue includes sales of software that is distributed physically. This includes (1) sales of our internally-developed and co-published game software distributed physically through traditional channels such as brick and mortar retailers, and (2) our software licensing revenue from third parties (for example, makers of personal computers or computer accessories) who include certain of our products for sale with their products (“OEM bundles”). Other revenue includes our non-software licensing revenue.

For the three months ended December 31, 2013, publishing and other Net Revenue before Revenue Deferral was $1,027 million, primarily driven by Battlefield 4, FIFA 2014, and Need for Speed: Rivals. Publishing and other Net Revenue before Revenue Deferral for the three months ended December 31, 2013 increased $285 million, or 38 percent, as compared to the three months ended December 31, 2012. This increase was driven by a $492 million increase in sales primarily from the Battlefield and FIFA franchises. This increase was partially offset by a $207 million decrease in sales primarily from the Medal of Honor, The Sims, and Need for Speed franchises.

Wireless, Internet-derived, and Advertising (Digital) Revenue

Digital revenue includes sales of software distributed through direct download through the Internet. This includes internally-developed and co-published game software distributed through our direct-to-consumer platform Origin, distributed wirelessly through mobile carriers, or licensed to our third-party publishing partners who distribute our games digitally. This includes our full-game downloads, mobile and tablet revenue (each of which are generally classified as product revenue with the exception of our MMO game downloads and freemium mobile games which are classified as service revenue) as well as subscription services, micro-transactions, and advertising revenues (each of which is generally classified as service and other revenue).

For the three months ended December 31, 2013, digital Net Revenue before Revenue Deferral was $517 million, an increase of $110 million, or 27 percent, as compared to the three months ended December 31, 2012. This increase is due to (1) a $69 million or 157 percent increase in full-game downloads primarily from the launch of Battlefield 4 this quarter, (2) a $28 million or 15 percent increase in extra content and free-to-play sales primarily driven by FIFA Ultimate Team, FIFA Online 3, and Star Wars: The Old Republic, and (3) a $26 million or 26 percent increase in mobile sales primarily driven by Real Racing 3, Plants vs. Zombies 2, and The Simpsons: Tapped Out. These increases were partially offset by a $13 million or 16 percent decrease in subscription and advertising sales primarily driven by a slight decline in our Pogo-branded online game services and Star Wars: The Old Republic.

Distribution Revenue

Distribution revenue includes (1) sales of game software developed by independent game developers that we distribute and (2) sales through our Switzerland distribution business. For the three months ended December 31, 2013, distribution net revenue decreased $5 million, or 15 percent, as compared to the three months ended December 31, 2012. This decrease was primarily driven by a decrease in our Switzerland distribution business.

Revenue Deferral

Revenue Deferral for the three months ended December 31, 2013 increased $417 million, or 43 percent, as compared to the three months ended December 31, 2012. Substantially all of this increase was due to a $395 million increase in Net Revenue before Revenue Deferral related to our publishing and other and digital sales.

Recognition of Revenue Deferral

Our non-distribution sales are generally deferred and recognized over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally distributed games, and therefore, the related revenue recognized during the fiscal quarter ended December 31 is primarily due to sales that occurred during the preceding three-month period ended September 30 for digitally distributed games and the preceding six-month period for physical games sold through retail. The Recognition of Revenue Deferral for the three months ended December 31, 2013 decreased $87 million, or 12 percent, as compared to the three months ended December 31, 2012. This decrease was primarily due to the change in our estimated offering period during the second quarter of fiscal 2014 for physical games sold through retail.

We anticipate that our fiscal year 2014 net revenue will be lower than our fiscal year 2013 net revenue primarily as a result of a change in our estimated offering period for physical software games sold through retail, partially offset by an increase in sales. Prior to the second quarter of fiscal 2014, the estimated offering period for physical software games was six months; however, beginning in the second quarter of fiscal 2014, this estimated offering period was increased to nine months. Because we recognize our online-enabled games over an estimated offering period, this change in estimate has the effect of delaying the recognition of revenue to fiscal year 2015. We do not expect this change in estimated offering period to impact the amount of Net Revenue before Revenue Deferral or the operating cash flows that we report. We expect net revenue to be up to $385 million lower than Net Revenue before Revenue Deferral in fiscal year 2014 primarily due to the change in our estimated offering period.

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

Product Revenue and Service and Other Revenue by Revenue Composition

Our product and service and other revenue by revenue composition for the three months ended December 31, 2013 and 2012 was as follows (in millions):

	Three Months Ended December 31,
	2013	2012
Product revenue:
Publishing and other	$337	$554
Wireless, Internet-derived, and advertising (digital)	120	116
Distribution	28	33
Total product revenue	485	703

Service and other revenue:
Publishing and other	33	14
Wireless, Internet-derived, and advertising (digital)	290	205
Total service and other revenue	323	219
Total net revenue	$808	$922

Net Revenue Year-to-Date Analysis

Net Revenue

For the nine months ended December 31, 2013, Net Revenue was $2,452 million and decreased $136 million, or 5 percent, as compared to the nine months ended December 31, 2012. This decrease was driven by a $570 million decrease in revenue primarily from the Mass Effect, FIFA Street, and Madden franchises. This decrease was partially offset by a $434 million increase in revenue primarily from the SimCity, Crysis, and Dead Space franchises.

Net Revenue by Product Revenue and Service and Other Revenue

Our total net revenue by product revenue and service and other revenue for the nine months ended December 31, 2013 and 2012 was as follows (in millions):

	Nine Months Ended December 31,
	2013	2012	$ Change	% Change
Net revenue:
Product	$1,378	$1,886	$(508)	(27)%
Service and other	$1,074	$702	$372	53%
Total net revenue	$2,452	$2,588	$(136)	(5)%

Product Revenue

For the nine months ended December 31, 2013, product revenue was $1,378 million, primarily driven by FIFA 2014, FIFA 2013, and Need for Speed: Most Wanted. Product revenue for the nine months ended December 31, 2013 decreased $508 million, or 27 percent, as compared to the nine months ended December 31, 2012. This decrease was driven by a $678 million decrease primarily from the Mass Effect, Battlefield, FIFA Street and Madden franchises. This decrease was partially offset by a $170 million increase primarily from the Crysis, Dead Space, and Army of Two franchises.

Service and Other Revenue
For the nine months ended December 31, 2013, service and other revenue was $1,074 million, primarily driven by FIFA Ultimate Team, SimCity, and Star Wars: The Old Republic. Service and other revenue for the nine months ended December 31, 2013 increased $372 million, or 53 percent, as compared to the nine months ended December 31, 2012. This increase was driven by a $434 million increase primarily from the SimCity, FIFA, and Battlefield franchises. This increase was partially offset by a $62 million decrease primarily from lower subscription revenue from Star Wars: The Old Republic, Sims Social, which shut down in June 2013, and Pogo-branded online game services.

Net Revenue by Geography

Revenue generated by our Swiss legal entities during the nine months ended December 31, 2013 represented $733 million, or 30 percent, of our total net revenue. Revenue generated by our Swiss legal entities during the nine months ended December 31, 2012 represented $561 million, or 22 percent, of our total net revenue. Revenue generated in the United States represents over 99 percent of our total North America net revenue. There were no other countries with net revenue greater than 10 percent.

	Nine Months Ended December 31,
(In millions)	2013	2012	$ Change	% Change
North America	$1,036	$1,188	$(152)	(13)%
International	$1,416	$1,400	$16	1%
Total net revenue	$2,452	$2,588	$(136)	(5)%

Net revenue in North America was $1,036 million, or 42 percent of total net revenue for the nine months ended December 31, 2013, compared to $1,188 million, or 46 percent of total net revenue for the nine months ended December 31, 2012, a decrease of $152 million, or 13 percent. Net revenue in North America decreased primarily due to decreased revenue in our Mass Effect and Madden franchises as well as Kingdom of Amalur: Reckoning, partially offset by increased revenue in our SimCity, Dead Space and Crysis franchises during the nine months ended December 31, 2013. International net revenue was $1,416 million, or 58 percent of total net revenue during the nine months ended December 31, 2013, compared to $1,400 million, or 54 percent of total net revenue during the nine months ended December 31, 2012, an increase of $16 million, or 1 percent. We estimate that foreign exchange rates (primarily due to the Euro) decreased reported International net revenue by approximately $65 million, or 5 percent, for the nine months ended December 31, 2013 as compared to the exchange rates in effect for the nine months ended December 31, 2012. Excluding the effect of foreign exchange rates from International net revenue, we estimate that International net revenue increased by approximately $81 million, or 6 percent for the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012. International net revenue increased primarily due to our FIFA, SimCity, and Crysis franchises, partially offset by decreased revenue in our Mass Effect, FIFA Street, and Battlefield franchises during the nine months ended December 31, 2013.
Supplemental Net Revenue by Revenue Composition

Our total net revenue by revenue composition for the nine months ended December 31, 2013 and 2012 was as follows (in millions):

	Nine Months Ended December 31,
	2013	2012	$ Change	% Change
Publishing and other	$1,799	$1,632	167	10%
Wireless, Internet-derived, and advertising (digital)	$1,243	$1,045	198	19%
Distribution	$65	$76	(11)	(14)%
Net Revenue before Revenue Deferral	$3,107	$2,753	354	13%

Revenue Deferral	$(2,622)	$(2,166)	$(456)	(21)%
Recognition of Revenue Deferral	$1,967	$2,001	$(34)	(2)%
Total net revenue	$2,452	$2,588	$(136)	(5)%

Net Revenue before Revenue Deferral

Publishing and Other Revenue

For the nine months ended December 31, 2013, publishing and other Net Revenue before Revenue Deferral was $1,799 million, primarily driven by FIFA 2014, Battlefield 4, and Madden NFL 25. Publishing and other Net Revenue before Revenue Deferral for the nine months ended December 31, 2013 increased $167 million, or 10 percent, as compared to the nine months ended December 31, 2012. This increase was driven by a $471 million increase in sales primarily from the Battlefield and FIFA franchises. This increase was partially offset by a $304 million decrease in sales primarily from the Medal of Honor, The Sims and Madden franchises.

Wireless, Internet-derived, and Advertising (Digital) Revenue

For the nine months ended December 31, 2013, digital Net Revenue before Revenue Deferral was $1,243 million, an increase of $198 million, or 19 percent, as compared to the nine months ended December 31, 2012. This increase is due to (1) a $90 million or 78 percent increase in full-game download primarily driven by Battlefield 4 and SimCity, (2) an $88 million or 21 percent increase in extra content and free-to-play sales primarily driven by FIFA Ultimate Team, FIFA Online 3, and Star Wars: The Old Republic, and (3) a $65 million or 24 percent increase in mobile sales primarily driven by The Simpsons: Tapped Out, Real Racing 3, and Plants vs. Zombies 2. These increases were partially offset by a $45 million or 19 percent decrease in subscription sales primarily driven by Star Wars: The Old Republic. In the previous year, Star Wars: The Old Republic was a subscription-only based MMO. This year, some of the revenue from this title was recognized in the free-to-play category as we expanded this title to be both a subscription and free-to-play game.

Distribution Revenue

For the nine months ended December 31, 2013, distribution net revenue was $65 million and decreased $11 million, or 14 percent, compared to the nine months ended December 31, 2012. This decrease was primarily driven by a decrease in sales from The Secret World and our Switzerland distribution business.

Revenue Deferral

Revenue Deferral for the nine months ended December 31, 2013 increased $456 million, or 21 percent, as compared to the nine months ended December 31, 2012. Substantially all of this increase was due to a $383 million increase in Net Revenue before Revenue Deferral related to our Publishing and other and digital sales during the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012, and a higher percentage of both our publishing and other and digital sales being deferred and recognized over time.

Recognition of Revenue Deferral

The Recognition of Revenue Deferral for the nine months ended December 31, 2013 decreased $34 million, or 2 percent, as compared to the nine months ended December 31, 2012, primarily due to the change in our estimated offering period during the second quarter of fiscal 2014 for physical games sold through retail.

Product Revenue and Service and Other Revenue by Revenue Composition

Our product and service and other revenue by revenue composition for the nine months ended December 31, 2013 and 2012 was as follows (in millions):

	Nine Months Ended December 31,
	2013	2012
Product revenue:
Publishing and other	$929	$1,461
Wireless, Internet-derived, and advertising (digital)	384	349
Distribution	65	76
Total product revenue	1,378	1,886

Service and other revenue:
Publishing and other	116	64
Wireless, Internet-derived, and advertising (digital)	958	638
Total service and other revenue	1,074	702
Total net revenue	$2,452	$2,588

Cost of Revenue

Total cost of revenue for the three months ended December 31, 2013 and 2012 was as follows (in millions):

	December 31, 2013	% of Related Net Revenue	December 31, 2012	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$438	90.3%	$363	51.6%	20.7%	38.7%
Service and other	79	24.5%	66	30.1%	19.7%	(5.7)%
Total cost of revenue	$517	64.0%	$429	46.5%	20.5%	17.5%

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
Cost of product revenue increased by $75 million, or 20.7 percent in the three months ended December 31, 2013, as compared to the three months ended December 31, 2012. The increase was primarily due to a $390 million increase in Net Revenue before Revenue Deferral during the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, as well as royalties-related costs associated with FIFA 2014 and Madden NFL 25, during the three months ended December 31, 2013, as compared to the three months ended December 31, 2012. As a percentage of related net revenue, cost of product revenue increased primarily due to the timing of the deferral of the related revenue.

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

Cost of service and other revenue increased by $13 million, or 19.7 percent in the three months ended December 31, 2013, as compared to the three months ended December 31, 2012. The increase was primarily due to an increase in royalties-related costs associated with FIFA Ultimate Team, Madden NFL Ultimate Team and FIFA World Class Soccer.

Total Cost of Revenue as a Percentage of Total Net Revenue

During the three months ended December 31, 2013, total cost of revenue as a percentage of total net revenue increased by 17.5 percent as compared to the three months ended December 31, 2012. This increase as a percentage of net revenue was primarily due to an increase in server and support costs associated with Battlefield 4, FIFA 2014 and Madden NFL 25, as well as royalties-related costs associated with FIFA 2014 and Madden NFL 25.
Total cost of revenue for the nine months ended December 31, 2013 and 2012 was as follows (in millions):

	December 31, 2013	% of Related Net Revenue	December 31, 2012	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$909	66.0%	$866	45.9%	5.0%	20.0%
Service and other	215	20.0%	213	30.3%	0.9%	(10.3)%
Total cost of revenue	$1,124	45.8%	$1,079	41.7%	4.2%	4.1%

Cost of Product Revenue

Cost of product revenue increased by $43 million, or 5.0 percent in the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012. The increase was primarily due to a $354 million increase in Net Revenue before Revenue Deferral during the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012, as well as royalties-related costs associated with FIFA 2014 and Madden NFL 25, during the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012.

Cost of Service and Other Revenue

Cost of service and other revenue remained relatively consistent during the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012.

Total Cost of Revenue as a Percentage of Total Net Revenue

During the nine months ended December 31, 2013, total cost of revenue as a percentage of total net revenue increased by 4.1 percent as compared to the nine months ended December 31, 2012. This increase as a percentage of net revenue was primarily due to an increase in server and support costs associated with Battlefield 4, FIFA 2014 and Madden NFL 25, as well as royalties-related costs associated with FIFA 2014 and Madden NFL 25.
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
Research and development expenses for the three and nine months ended December 31, 2013 and 2012 were as follows (in millions):

	December 31, 2013	% of Net Revenue	December 31, 2012	% of Net Revenue	$ Change	% Change
Three months ended	$275	34%	$278	30%	$(3)	(1)%
Nine months ended	$836	34%	$866	33%	$(30)	(3)%

Research and development expenses decreased by $3 million, or 1 percent, during the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, primarily due to a $9 million decrease in contracted services due to a decrease in development advances as a result of fewer titles released this fiscal year as compared to the prior fiscal year. This was partially offset primarily by a $5 million increase in personnel-related costs.

Research and development expenses decreased by $30 million, or 3 percent, during the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012, primarily due to a $39 million decrease in contracted services due to a decrease in development advances as a result of fewer titles released this fiscal year as compared to the prior fiscal year, an $8 million decrease in personnel-related costs resulting from a decrease in headcount, and a $5 million decrease in stock-based compensation expense. This was partially offset by a $23 million increase in facility-related costs.
Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three and nine months ended December 31, 2013 and 2012 were as follows (in millions):

	December 31, 2013	% of Net Revenue	December 31, 2012	% of Net Revenue	$ Change	% Change
Three months ended	$214	26%	$220	24%	$(6)	(3)%
Nine months ended	$525	21%	$590	23%	$(65)	(11)%
Marketing and sales expenses decreased by $6 million, or 3 percent, during the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, primarily due to a $15 million decrease in personnel-related costs resulting from a decrease in headcount and a $9 million decrease in contracted services. This was partially offset by a $17 million increase in advertising and promotional spending on our franchises.
Marketing and sales expenses decreased by $65 million, or 11 percent, during the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012, primarily due to (1) a $37 million decrease in personnel-related costs resulting from a decrease in headcount, (2) a $21 million decrease in contracted services, and (3) a $5 million decrease in advertising and promotional spending on our franchises as compared to the prior year.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three and nine months ended December 31, 2013 and 2012 were as follows (in millions):

	December 31, 2013	% of Net Revenue	December 31, 2012	% of Net Revenue	$ Change	% Change
Three months ended	$91	11%	$70	8%	$21	30%
Nine months ended	$305	12%	$258	10%	$47	18%
General and administrative expenses increased $21 million, or 30 percent, during the three months ended December 31, 2013, as compared to the three months ended December 31, 2012 primarily due to (1) a $10 million increase in contracted services, (2) $5 million increase in bad debt expense, and (3) a $4 million increase in personnel-related costs.
General and administrative expenses increased $47 million, or 18 percent, during the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012 primarily due to (1) a $30 million accrual related to the anticipated settlement of a litigation matter related to our college football franchise, (2) a $10 million loss on a license related to our college football franchise, and (3) a $6 million increase in contracted services.

Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration for the three and nine months ended December 31, 2013 and 2012 were as follows (in millions):

	December 31, 2013	% of Net Revenue	December 31, 2012	% of Net Revenue	$ Change	% Change
Three months ended	$—	—%	$(45)	(5)%	$45	100%
Nine months ended	$(37)	(2)%	$(65)	(3)%	$28	43%
During the three and nine months ended December 31, 2013, acquisition-related contingent consideration decreased by $45 million and $28 million, respectively, as compared to the three and nine months ended December 31, 2012, primarily resulting from a change in our earn-out estimates related to our PopCap acquisition.

Amortization of Intangibles
Amortization of intangibles for the three and nine months ended December 31, 2013 and 2012 were as follows (in millions):

	December 31, 2013	% of Net Revenue	December 31, 2012	% of Net Revenue	$ Change	% Change
Three months ended	$4	—%	$7	1%	$(3)	(43)%
Nine months ended	$12	—%	$21	1%	$(9)	(43)%
During the three and nine months ended December 31, 2013, amortization of intangibles decreased by $3 million, or 43 percent, and $9 million, or 43 percent, respectively, as compared to the three and nine months ended December 31, 2012, primarily due to certain intangible assets from our acquisitions being fully amortized during fiscal year 2013.
Restructuring and Other Charges
Restructuring and other charges for the three and nine months ended December 31, 2013 and 2012 were as follows (in millions):

	December 31, 2013	% of Net Revenue	December 31, 2012	% of Net Revenue	$ Change	% Change
Three months ended	$(1)	—%	$2	—%	$(3)	(150)%
Nine months ended	$(2)	—%	$27	1%	$(29)	(107)%

During the three months ended December 31, 2013, restructuring and other charges remained consistent as compared to the three months ended December 31, 2012.

During the nine months ended December 31, 2013, restructuring and other charges decreased by $29 million, or 107 percent, as compared to the nine months ended December 31, 2012, as there were no new restructuring initiatives in the current fiscal year. See the “Liquidity and Capital Resources” section on page 52 for additional information regarding our previous restructuring plans.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, for the three and nine months ended December 31, 2013 and 2012 were as follows (in millions):

	December 31, 2013	% of Net Revenue	December 31, 2012	% of Net Revenue	$ Change	% Change
Three months ended	$(6)	(1)%	$(8)	(1)%	$2	25%
Nine months ended	$(19)	(1)%	$(17)	(1)%	$(2)	(12)%
Interest and other income (expense), net, decreased $2 million, or 25 percent, during the three months ended December 31, 2013, as compared to the three months ended December 31, 2012 primarily due to a $2 million decrease on foreign currency losses.

Interest and other income (expense), net, increased $2 million, or 12 percent, during the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012 primarily due to a $2 million decrease in interest income and a $1 million decrease on foreign currency gains.
Income Taxes
Provisions for income taxes for the three months ended December 31, 2013 and 2012 were as follows (in millions):

	December 31, 2013	Effective Tax Rate	December 31, 2012	Effective Tax Rate	% Change
Three months ended	10	3.4%	$12	36.4%	(17)%
Nine months ended	29	8.8%	$34	17.8%	(15)%
The provision for income taxes reported for the three and nine months ended December 31, 2013 is based on our projected annual effective tax rate for fiscal year 2014, and also includes certain discrete items recorded during the period. Our effective tax rate for the three and nine months ended December 31, 2013 was a tax expense of 3.4 percent and 8.8 percent, respectively, as compared to a tax expense of 36.4 percent and 17.8 percent, respectively, for the same periods of fiscal 2013. The effective tax rate for the three and nine months ended December 31, 2013 and 2012 differs from the statutory rate of 35.0 percent primarily due to the U.S. losses for which no benefit is recognized and non-U.S. losses with a reduced or zero tax benefit. The effective tax rate for the three and nine months ended December 31, 2013 differs from the same period in fiscal year 2013 primarily due to differences in pre-tax loss.
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
We historically have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States, and accordingly, no U.S. taxes have been provided thereon. We are evaluating a possible one-time repatriation of undistributed earnings from certain of our wholly-owned subsidiaries. If we decide to repatriate some or all of our foreign earnings from these subsidiaries, our financial statements would not be materially different due to the effect of the deferred tax valuation allowance. In addition, we believe we have sufficient net operating loss carryforwards to materially offset any tax liability created by this potential decision.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of December 31, 2013	As of March 31, 2013	Increase/(Decrease)
Cash and cash equivalents	$1,746	$1,292	$454
Short-term investments	324	388	(64)
Total	$2,070	$1,680	$390
Percentage of total assets	37%	33%

	Nine Months Ended December 31,
(In millions)	2013	2012	Change
Cash provided by operating activities	$431	$91	$340
Cash provided by (used in) investing activities	(25)	119	(144)
Cash provided by (used in) financing activities	50	(347)	397
Effect of foreign exchange on cash and cash equivalents	(2)	2	(4)
Net increase (decrease) in cash and cash equivalents	$454	$(135)	$589
Changes in Cash Flow
Operating Activities. Cash provided by operating activities increased $340 million during the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012. The change is primarily due to a $354 million increase in Net Revenue before Revenue Deferral during the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012, and $48 million of lower operating expenses during the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012. These increases to operating cash flows were partially offset by a change in net receivables of $192 million.
Investing Activities. Cash provided by investing activities decreased $144 million during the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012 primarily driven by (1) a $73 million decrease in proceeds received from maturities and sales of short-term investments during the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012, (2) a $26 million increase in purchases of short-term investments during the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012, (3) a $25 million decrease in proceeds from the sales of marketable equity securities during the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012, and (4) a $25 million decrease in acquisition-related restricted cash during the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012.
Financing Activities. Cash used in financing activities decreased $397 million during the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012 primarily due to (1) $336 million used to repurchase and retire common stock during the nine months ended December 31, 2012 as compared to no stock repurchases during the nine months ended December 31, 2013, (2) an increase of $32 million in proceeds received from the exercise of stock options during the nine months ended December 31, 2013, and (3) a $27 million decrease in acquisition-related contingent consideration payments during the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of December 31, 2013, our short-term investments had gross unrealized gains of less than $1 million, or less than 1 percent of the total in short-term investments, and gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

Fiscal 2011 Restructuring
In connection with our fiscal 2011 restructuring plan, we expect to incur cash expenditures through June 2016 of approximately (1) $7 million during the remainder of fiscal year 2014, (2) $10 million in fiscal year 2015, (3) $10 million in fiscal year 2016, and (4) $33 million in fiscal year 2017. The actual cash expenditures are variable as they will be dependent upon the actual revenue we generate from certain games.

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
In addition, in July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provides us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock at a strike price of $31.74, which corresponds to the conversion price of the Notes and is equal to the number of shares of our common stock that notionally underlie the Notes. As of December 31, 2013, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge.
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

As of December 31, 2013, no amounts were outstanding under the credit facility.

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
As of December 31, 2013, approximately $1,188 million of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions. We historically have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States, and accordingly, no U.S. taxes have been provided thereon. We are evaluating a possible one-time repatriation of undistributed earnings from certain of our wholly-owned subsidiaries. If we decide to repatriate some or all of our foreign earnings from these subsidiaries, our financial statements would not be materially different due to the effect of the deferred tax valuation allowance. In addition, we believe we have sufficient net operating loss carryforwards to materially offset any tax liability created by this potential decision.

In July 2012, our Board of Directors authorized a program to repurchase up to $500 million of our common stock. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During fiscal year 2013, we repurchased and retired approximately 22 million shares of our common stock for approximately $278 million under this program. During the nine months ended December 31, 2013, we did not repurchase any shares of our common stock.
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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include, but are not limited to: FIFA (Fédération Internationale de Football Association), FIFPRO Foundation, FAPL (Football Association Premier League Limited), and DFL Deutsche Fußball Liga GmbH (German Soccer League) (professional soccer); Dr. Ing. h.c. F. Porsche AG, Ferrari S.p.A. (Need For Speed and Real Racing games); National Basketball Association (professional basketball); PGA TOUR (professional golf); National Hockey League and NHL Players’ Association (professional hockey); National Football League Properties, PLAYERS Inc., and Red Bear Inc. (professional football); Collegiate Licensing Company (collegiate football); Zuffa, LLC (Ultimate Fighting Championship); ESPN (content in EA SPORTS games); Hasbro, Inc. (certain of Hasbro’s board game intellectual properties); Disney Interactive (Star Wars); and Fox Digital Entertainment, Inc. (The Simpsons). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.
The following table summarizes our minimum contractual obligations as of December 31, 2013, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

		Fiscal Year Ending March 31,
		2014
		(Remaining
	Total	three mos.)	2015	2016	2017	2018	2019	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,147	$6	$174	$273	$102	$93	$62	$437
Marketing commitments	180	5	35	35	20	20	21	44
Operating leases	157	12	46	37	22	17	13	10
0.75% Convertible Senior Notes due 2016 interest (a)	14	2	5	5	2	—	—	—
Other purchase obligations	25	11	11	3	—	—	—	—
Total unrecognized commitments	1,523	36	271	353	146	130	96	491

Recognized commitments
0.75% Convertible Senior Notes due 2016 principal (a)	633	—	—	—	633	—	—	—
Licensing and lease obligations (b)	61	1	13	12	33	1	1	—
Total recognized commitments	694	1	13	12	666	1	1	—

Total commitments	$2,217	$37	$284	$365	$812	$131	$97	$491

(a)
Included in the $14 million coupon interest on the 0.75% Convertible Senior Notes due 2016 is $2 million of accrued interest recognized as of December 31, 2013. We will be obligated to pay the $632.5 million principal amount of the 0.75% Convertible Senior Notes due 2016 in cash and any excess conversion value in shares of our common stock upon redemption of the Notes at maturity on July 15, 2016 or upon earlier redemption. The $632.5 million principal amount excludes $58 million of unamortized discount of the liability component. See Note 12 for additional information regarding our 0.75% Convertible Senior Notes due 2016.

(b)
See Note 8 for additional information regarding recognized commitments resulting from our restructuring plans. Lease commitments have not been reduced for approximately $6 million due in the future from third parties under non-cancelable sub-leases.

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of December 31, 2013; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above, as of December 31, 2013, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $265 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Subsequent to December 31, 2013, we entered into various licensor, sponsorship and development agreements with third parties, which contingently commits us to pay an additional approximately $100 million at various dates through fiscal year 2019.
Also, in addition to what is included in the table above as of December 31, 2013, in connection with our KlickNation and Chillingo acquisitions, we may be required to pay an additional $10 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2015. As of December 31, 2013, we have accrued $2 million of contingent consideration on our Condensed Consolidated Balance Sheet representing the estimated fair value of the contingent consideration.

OFF-BALANCE SHEET COMMITMENTS
Lease Commitments
As of December 31, 2013, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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
Foreign Currency Exchange Rate Risk
Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing foreign currency forward and option contracts that generally have maturities of 12 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets or liabilities associated with our hedging activities are recorded at fair value in other current assets or accrued and other liabilities on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. During the three and nine months ended December 31, 2013 and 2012, we reclassified an immaterial amount of losses into interest and other income (expense), net. Our hedging programs are designed to reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net revenue and research and development expenses. Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows:

	As of December 31, 2013			As of March 31, 2013
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Option contracts to purchase	$22	$—	$—	$84	$—	$—
Forward contracts to purchase	73	—	1	—	—	—
Total	$95	$—	$1	$84	$—	$—

Option contracts to sell	$36	$—	$—	$149	$6	$—
Forward contracts to sell	92	—	1	—	—	—
Total	$128	$—	$1	$149	$6	$—
Balance Sheet Hedging Activities. We use foreign currency forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts generally have a contractual term of three months or less and are transacted near month-end. Our foreign currency forward contracts that are not designated as hedging instruments are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or accrued and other current liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. In certain cases, the amount of such gains and losses will significantly differ from the amount of gains and losses recognized on the underlying foreign-currency-denominated monetary asset or liability, in which case our results will be impacted. As of December 31, 2013, we had foreign currency forward contracts to purchase and sell approximately $713 million in foreign currencies. Of this amount, $601 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $101 million to purchase foreign currency in exchange for U.S. dollars, and $10 million to sell foreign currency in exchange for British pounds sterling, and $1 million to purchase foreign currency in exchange for British pounds sterling. As of March 31, 2013, we had foreign currency forward contracts to purchase and sell approximately $306 million in foreign currencies. Of this amount, $213 million represented contracts to sell foreign currencies in exchange for U.S. dollars, $87 million to purchase foreign currency in exchange for U.S. dollars, and $6 million to sell foreign currency in exchange for British pounds sterling. The fair value of our foreign currency forward contracts was measured using Level 2 inputs and was immaterial as of December 31, 2013 and March 31, 2013.
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
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of December 31, 2013, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value of the premiums on our foreign currency forward and option contracts used in cash flow hedging of $16 million and $33 million, respectively. As of December 31, 2013, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $71 million and $141 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.
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
As of December 31, 2013 and March 31, 2013, our short-term investments were classified as available-for-sale securities, and consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of December 31, 2013 and March 31, 2013 (in millions):

	As of December 31, 2013	As of March 31, 2013
Corporate bonds	$168	$178
U.S. agency securities	51	76
U.S. Treasury securities	64	85
Commercial paper	41	49
Total short-term investments	$324	$388

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of December 31, 2013, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of December 31, 2013	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$171	$170	$169	$168	$167	$166	$165
U.S. agency securities	53	52	52	51	51	50	50
U.S. Treasury securities	66	65	64	64	63	63	62
Commercial paper	41	41	41	41	41	41	41
Total short-term investments	$331	$328	$326	$324	$322	$320	$318

Item 4.	Controls and Procedures
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
Changes in internal control over financial reporting
There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the three months ended December 31, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
In March 2011, Robin Antonick filed a complaint in the United States District Court for the Northern District of California, alleging that he wrote the source code for the original John Madden Football game published by EA in 1988 and that EA used certain parts of that source code in later editions in the Madden franchise without compensating him. On July 23, 2013, a jury found in favor of Mr. Antonick with respect to John Madden Football games released on the Sega Genesis platform between 1990 and 1996. Mr. Antonick seeks compensatory damages for those games in the amount of approximately $3.5 million, plus an additional $8 million in prejudgment interest. On January 22, 2014, the district court overturned the jury’s verdict and entered judgment in the case in favor of EA as a matter of law. Mr. Antonick has the right to appeal.
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

•
The In re NCAA Student-Athlete Name & Likeness Licensing litigation pending in the United States District Court for the Northern District of California involves two groups of common claims brought by several different former collegiate student-athletes in 2009. These various actions were consolidated into one action in February 2010. The first group of claims is a class action against us, the NCAA and the Collegiate Licensing Company (CLC) alleging that our college-themed video games misappropriated the likenesses of collegiate student-athletes without their authorization. This group of claims seeks actual damages, statutory damages and other unspecified damages, which have not been quantified. On July 31, 2013, the Ninth Circuit Court of Appeals affirmed the trial court’s denial of our motion to strike the complaint. The second group of claims is a federal antitrust class action against us, the NCAA and the CLC that challenges NCAA/CLC licensing practices and the NCAA By-Laws and regulations. This group of claims seeks unspecified damages, which have not been quantified.

In September 2013, we reached an agreement to settle all actions brought by college athletes. We and counsel for plaintiffs are in the process of preparing a written settlement agreement and other documents to present to the respective courts for approval of the settlement. We recognized a $30 million accrual during the second quarter of fiscal 2014 associated with the anticipated settlement. On November 4, 2013, the NCAA filed a complaint against the Company and CLC in the Superior Court of Fulton County, Georgia. The complaint seeks unspecified damages and alleges that the Company is contractually obligated to defend and indemnify the NCAA against claims asserted in In re NCAA Student-Athlete Name & Likeness Licensing concerning the alleged misappropriation of student-athletes’ publicity rights in EA’s collegiate video games. We have not yet responded to the NCAA’s complaint.
On December 17, 2013, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers by an individual purporting to represent a class of purchasers of EA common stock. A second purported shareholder class action lawsuit alleging substantially similar claims was subsequently filed in the same court. The Company anticipates consolidation of these lawsuits. The lawsuits, which assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, allege, among other things, that the Company and certain of its officers issued materially false and misleading statements regarding the rollout of the Company’s Battlefield 4 game. The lawsuits seek unspecified damages, which have not been quantified. We have not yet responded to the complaints.
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

New video game hardware systems have historically been developed and released every few years, which causes the video game software market to be cyclical as well. The current-generation hardware cycle began with Microsoft’s launch of the Xbox 360 in 2005, and continued in 2006 when Sony and Nintendo launched the PLAYSTATION 3 and the Wii, respectively. In November 2013, the Microsoft Xbox One and the Sony PLAYSTATION 4 next-generation console systems were released. We expect that sales of current-generation video game console systems and software will continue to decline in response to the introduction of the new console systems. This trend may accelerate faster than we anticipate, putting downward pressure on current-generation video game software pricing and sales, which could negatively affect our operating results.

In the near term, we expect to continue to develop and market products and services for the Xbox 360 and PLAYSTATION 3, while also developing and marketing products and services for the Xbox One and PLAYSTATION 4. We do not control the unit volumes of these new console systems made available for sale, the rates at which consumers purchase these new console systems, or pricing of competing video game software and services for these new consoles systems. As a result, our operating results during this transitional period may be more volatile and will be difficult to predict.

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

We expect to continue to invest in technology, hardware and software to support our portfolio of online products and services. Launching and operating online games and services, developing related technologies and implementing online business initiatives is expensive and complex. Execution of these initiatives could result in inefficiencies or operational failures, such as significant user connectivity issues. These efforts, as well as the deepening integration of online features and functionality into our products and services generally, may also result in increased vulnerability to cyber attacks that attempt to damage, disrupt or gain unauthorized access to our networks, computer systems and supporting infrastructure, many of which may be difficult to detect. Operational failures or successful cyber attacks could lead to consumers being unable to use our products and services or other negative effects upon the products, services and user experience we offer, possibly resulting in damage to our reputation, the loss of current and potential customers and harm to our business. In addition, our online products and services could be adversely impacted by outages, disruptions and failures in basic network and electrical infrastructure, as well as in the online platforms of key business partners who offer or support our products and services.
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

During the nine months ended December 31, 2013, approximately 58 percent of our North America sales were made to our top ten customers. Though our products are available to consumers through a variety of retailers and directly through us, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

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

Outside of the financial arrangements, our agreements with our channel partners typically give them significant control over other aspects of the distribution of our products and services that we develop for their platform. For example, our agreements with Sony and Microsoft typically give significant control to them over the approval, manufacturing and distribution of our products and services, which could, in certain circumstances, leave us unable to get our products and services approved, manufactured and provided to customers. Currently, a significant portion of our revenue is derived through sales on two hardware consoles that are wholly owned by others. 51 percent and 57 percent of our net revenue were for products and services on Sony’s PLAYSTATION 3 and 4 and Microsoft’s Xbox 360 and One consoles combined, for the nine months ended December 31, 2013 and 2012, respectively. For our digital products and services delivered direct to consumers via digital channels such as Sony’s PlayStation Network, Microsoft’s Xbox LIVE Marketplace, Apple’s App Store, the Google Play store and Facebook, the channel partner has policies and guidelines that control the promotion and distribution of these titles and the features and functionalities that we are permitted to offer through the channel.

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

If we are unable to maintain or acquire licenses to include intellectual property owned by others in our games, or to maintain or acquire the rights to publish or distribute games developed by others, our business may be harmed.

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

International sales are a fundamental part of our business. For the nine months ended December 31, 2013, international net revenue comprised 58 percent of our total net revenue. We expect international sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. In addition, our foreign investments and our cash and cash equivalents denominated in foreign currencies are subject to currency fluctuations. We use foreign currency hedging contracts to mitigate some foreign currency risk. However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. In the past, the disruption in the global financial markets has impacted many of the financial institutions with which we do business, and we are subject to counterparty risk with respect to such institutions with whom we enter into hedging transactions. A sustained decline in the financial stability of financial institutions as a result of a disruption in the financial markets could negatively impact our treasury operations, including our ability to secure credit-worthy counterparties for our foreign currency hedging programs. Accordingly, our results of operations, including our reported net revenue, operating expenses and net income, and financial condition can be adversely affected by unfavorable foreign currency fluctuations, especially the Euro, British pound sterling and Canadian dollar.

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

We may not have enough available cash or be able to arrange for financing to pay such principal amount at the time we are required to make purchases of the Notes or convert the Notes. In addition, we may be required to use funds that are domiciled in foreign tax jurisdictions in order to make the cash payments upon any purchase or conversion of the Notes. If we were to choose to use such funds, we would be required to accrue any additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
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
We are subject to taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision and accruals for other taxes, and there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective income tax rate could be adversely affected by our profit levels, by changes in our business, reorganization of our business and operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in applicable tax laws, or changes in the valuation allowance for deferred tax assets, as well as other factors. Also, we incur certain income tax expenses that do not decline proportionately with declines in our consolidated pre-tax income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective income tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective income tax rate will be more volatile. We are also required to pay taxes other than income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and foreign jurisdictions. Furthermore, we are regularly subject to audit by tax authorities with respect to both income and such other non-income taxes. Adverse changes in our effective income tax rate, unfavorable audit results or tax rulings, or other changes resulting in significant additional tax liabilities could have material adverse effects upon our earnings, cash flows, and financial condition.
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
During the nine months ended December 31, 2012, we did not repurchase any shares of our common stock.
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

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
February 4, 2014	Executive Vice President,
Chief Financial Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2013
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

†
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Loss, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.