Form 10-K
period 2014-03-31
ELECTRONIC ARTS INC.
filed 2014-05-21
CIK 712515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐        No ☑
The aggregate market value of the registrant’s common stock, $0.01 par value, held by non-affiliates of the registrant as of September 27, 2013, the last business day of our second fiscal quarter, was $5,271 million.
As of May 19, 2014 there were 314,539,637 shares of the registrant’s common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ELECTRONIC ARTS INC.
2014 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, made in this Report are forward looking. Examples of forward-looking statements include statements related to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, including our intended product releases, and may include certain assumptions that underlie the forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate” (and the negative of any of these terms), “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Our actual results could differ materially from those in the forward-looking statements. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors,” beginning on page 11.

PART I

Item 1:    Business

Overview

We develop, market, publish and distribute game software content and services that can be played by consumers on a variety of video game machines and electronic devices (which we call “platforms”). These platforms include video game consoles (such as the Microsoft Xbox 360 and One and the Sony PlayStation 3 and 4), personal computers (“PCs”), and mobile phones and tablets.

Our Strategy
Leverage Core Intellectual Properties
A cornerstone of our strategy is to leverage established intellectual properties (which we call “brands”) to create year-round gaming experiences on multiple platforms, each capable of delivering additional content and revenue over extended periods of time. As an example, in recent years we have released yearly iterations of our FIFA-branded soccer products for console, PC and mobile platforms; by providing additional content and services for these products, we are able to extend the period of time over which consumers engage with these products. We also seek to create and similarly leverage new intellectual properties with the potential to become established franchises, such as the EA SPORTS UFC mixed-martial arts product expected to be released in June 2014.

Our portfolio of brands spans a diverse range of categories (including action-adventure, casual, family, fantasy, first-person shooter, horror, science fiction, role-playing, racing, simulation, sports, and strategy) and includes wholly-owned brands such as Battlefield, Mass Effect, Need for Speed, Dragon Age, The Sims, Bejeweled and Plants v. Zombies, as well as brands based on licensed intellectual property such as FIFA, Madden NFL and Star Wars.

In our experience, leveraging strong brands with mass consumer appeal allows us to create iterative brand-based products and services (e.g., sequels, prequels, spinoffs and installments) that can be sold across a range of platforms to an established consumer base over extended periods of time.
Focused Product Portfolio
In recent years, we have narrowed our product portfolio to reduce costs and to focus on developing products with the potential to become hit products. For example, in fiscal year 2011, we published over 30 titles for console and PC, while in fiscal year 2014 we published 11; in fiscal year 2015, we expect to release 10 titles for console and PC. We have similarly reduced the number of major mobile titles we publish.

Publish on Multiple Platforms
Our ability to deliver our products and services across multiple platforms has been, and will continue to be, another cornerstone of our business strategy. We believe the ability to successfully publish across multiple platforms is critical to maintaining and growing our overall consumer base, which continues to evolve in response to the introduction of new platforms and platform business models.

•
New Consoles. We are highly focused on developing games and services for Xbox One and PlayStation 4, which were each released in November 2013. The rates at which consumers purchase these new consoles and our ability to release commercially successful products on them will be critical to our success.

•
Legacy Consoles. Though industry sales of major games for Xbox 360 and PlayStation 3 declined significantly during our 2014 fiscal year, these legacy platforms maintain a sizeable user base and we expect to continue to develop and market products for each of them in the near term.

•
Mobile. We develop and publish games for mobile phones and tablets (“mobile games”). The market for mobile games addresses a significantly wider demographic than that of games traditionally played on consoles and PCs, has low barriers to entry and is crowded with thousands of product offerings. We believe the consumer recognition associated with our wholly-owned and licensed brands helps to differentiate our offerings in order to acquire customers in this crowded market. In addition, our free-to-play, micro-transaction mobile game offerings allow consumers to try and play our games with no up-front cost, reducing a major barrier to initial customer acquisition.

•
PC Free-to-Play. We publish, directly and through publishing partners, free-to-play, micro-transaction-based games that can be played on PCs directly over the Internet such as FIFA Online. The mass introduction and wide consumer acceptance of free-to-play, micro-transaction-based PC games has created a large addressable market.

•
PC & Origin. We digitally distribute PC downloadable games directly to consumers via our online Origin portal. The Origin portal, as well as the Origin client application integrated into our PC games, provide opportunities to acquire and maintain direct on-going relationships with consumers.

New online-enabled gaming platforms, such as “micro-consoles” offered in entertainment set-top boxes, have emerged and are expected to continue to emerge in the future. We intend to evaluate new platform publishing opportunities on a case-by-case basis as they emerge.
Digital Revenue Growth
We are investing in strategies and capabilities that will allow us to enhance our digitally delivered and online-enabled product and service offerings. Historically, our revenue came mainly from selling disc-based video game products through retailers (we call these “packaged goods” products). Now, we also derive significant and increasing revenue from the delivery of games, additional content and services through online and wireless networks, which we refer to as “digital revenue.” For example:

•	Consumers can purchase and download our PC games (and those of other publishers) directly through our Origin online platform, as well as through third-party online download stores and services;

•	Consumers can purchase and acquire digitally-delivered console games, additional content and enhanced online services directly through Sony’s PlayStation Network and Microsoft’s Xbox LIVE Marketplace;

•	Our mobile and PC free-to-play games, which are monetized through discrete digital micro-transactions, are available only through wireless and online delivery; and

•	We offer large-scale, massively multi-player online games and game services on a free-to-play and subscription basis.

We believe that digital revenue, which is frequently higher-margin relative to packaged goods sales revenue, will continue to increase in relative and absolute terms.
Direct Consumer Relationship; Games-as-a-Service
We believe establishing and maintaining direct relationships with our consumers and supporting the evolution of a games-as-a-service business model are strategic priorities.
By acquiring direct relationships with consumers, we are able to market products and services in a direct, targeted manner, often in response to purchasing history or playing behavior. We believe this reduces overall customer acquisition and marketing costs.

With network-connected gameplay and digitally-delivered content, features and services, which have become core elements of the experience we offer to consumers, we are able to update, evolve and refresh our product offerings over extended periods, increasing both consumer engagement and product life. Additionally, many of our brands offer different products and services on various respective platforms, offering consumers the opportunity to engage with their favorite brands more frequently and at different points in time (e.g., on a console in the home, with a mobile device on the go, and on a PC at work). As a result, we can offer consumers an always-on, multi-platform, live service organized around one of their favorite brands.
Global Operations
We were initially incorporated in California in 1982. In September 1991, we were reincorporated under the laws of Delaware. Our principal executive offices are located at 209 Redwood Shores Parkway, Redwood City, California 94065 and our telephone number is (650) 628-1500.
We operate development studios in North America, Europe, Asia and Australia. We also engage third parties to assist with the development of our games at their own development and production studios. Internationally, we conduct business through our international headquarters in Switzerland and have wholly-owned subsidiaries throughout the world, including offices in Europe, Australia, Asia and Latin America.
Our North America net revenue was $1,510 million in fiscal year 2014, as compared to $1,701 million in fiscal year 2013 and $1,991 million in fiscal year 2012. International net revenue (revenue derived from countries other than Canada and the United States) decreased by 1 percent to $2,065 million, or 58 percent of total net revenue in fiscal year 2014, as compared to $2,096 million, or 55 percent of total net revenue in fiscal year 2013 and as compared to $2,152 million, or 52 percent of total net revenue in fiscal year 2012. We attribute net revenue from external customers to individual countries based on the location of the legal entity that sells the products and/or services. Note that revenue attributed to the legal entity that makes the sale is often not the country where the consumer resides. For example, revenue generated by our Swiss legal entities includes digital revenue from consumers who reside outside of Switzerland, including consumers who reside outside of Europe. Revenue generated by our Swiss legal entities during fiscal years 2014, 2013, and 2012 represents $1,171 million, $885 million and $589 million or 33 percent, 23 percent and 14 percent of our total net revenue, respectively. Revenue generated in the United States represents over 99 percent of our total North America net revenue. There were no other countries with net revenue greater than 10 percent. The amounts of net revenue and long-lived assets attributable to each of our geographic regions for each of the last three fiscal years are set forth in Note 18 of the Notes to Consolidated Financial Statements included in Item 8 of this report.
In fiscal year 2014, revenue from sales of FIFA 14 represented approximately 15 percent of our total net revenue. In fiscal year 2013, revenue from sales of FIFA 13 represented approximately 17 percent of our total net revenue. In fiscal year 2012, revenue from sales of FIFA 12 and Battlefield 3 represented approximately 13 percent and 11 percent, respectively of our total net revenue.
For the fiscal years ended March 31, 2014, 2013 and 2012, research and development expenses were $1,125 million, $1,153 million and $1,180 million, respectively.
Our Operating Structure
Our studios and development teams are organized around three divisions: EA Studios, Maxis, and EA Mobile. Each division operates globally with support from our Global Publishing and Marketing organization.
EA Studios
EA Studios is home to the largest number of our studios and development teams and responsible for developing games and related content and services across an expansive range of game categories. The FIFA, Madden NFL, Need for Speed, Battlefield, Mass Effect and Dragon Age franchises fall within the EA Studios organization. The largest studios within the EA Studios organization include:

•	DICE (Sweden)

•	EA Canada (Canada)

•	Tiburon (United States)

•	BioWare (Canada and United States)

•	Visceral (United States)

The diverse studios within the EA Studios organization have the goal of operating as one collaborative organization through the use of common technologies and shared development frameworks. We may also contract with external game developers for development services or to establish publishing and distribution relationships, such as the one we have with Respawn Entertainment related to Titanfall.
Maxis
Our Maxis organization focuses on creating compelling games and related content and services that engage player creativity. Maxis products include the wholly-owned franchises The Sims and SimCity. Maxis games are primarily developed at studios in the United States.
EA Mobile
Our EA Mobile organization develops and publishes interactive games for play on mobile phones and tablets, as well as certain casual games for the PC. The Mobile organization’s brand portfolio includes wholly owned properties such as Plants vs. Zombies, Real Racing, Bejeweled and Dungeon Keeper, as well licensed intellectual properties such as Tetris, The Simpsons and various intellectual properties owned by Hasbro. The EA Mobile organization also manages our Pogo online service, through which we offer casual games such as card, puzzle and word games on www.pogo.com, as well as on other platforms. Pogo generates revenue through paid subscriptions, Internet-based advertising and sales of digital content. The EA Mobile organization has studios located in the United States, Canada, China, Australia and India. Certain mobile games, such as those related to our EA SPORTS franchises, are developed primarily by the EA Studios organization.
Global Publishing and Marketing
Our Global Publishing and Marketing organization is responsible for the distribution, sales, and marketing of our products, including strategic planning, operations, and manufacturing functions. The organization also manages our global media advertising sales business and customer support teams. Mobile game publishing is overseen by our EA Mobile organization.
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
Competition in Games for Console Devices and PCs
We compete directly with Sony and Microsoft, each of which develops and publishes software for its respective console platform. We also compete with numerous companies which, like us, develop and publish premium video games that operate on these consoles and on PCs. These competitors include Activision Blizzard, Take-Two Interactive, and Ubisoft. Diversified media companies such as Disney are also involved in software game development and publishing.
Competition in Games for Mobile Devices
The marketplace for mobile games is characterized by frequent product introductions, rapidly emerging new mobile platforms, new technologies, new mobile application storefronts and thousands of game offerings. As the penetration of mobile devices that feature fully-functional browsers and additional gaming capabilities continues to deepen, the demand for applications continues to increase and there are more mobile application storefronts through which developers can offer products. Mobile game applications are currently being offered by a wide range of competitors, including King, Supercell, DeNA, Gameloft and Zynga, and hundreds of smaller companies. We expect new competitors to enter the market and existing competitors to allocate more resources to develop and market competing applications. As a result, we expect competition in the mobile entertainment market to continue to intensify.

Competition in PC Free-to-Play Online Gaming Services
The PC free-to-play games market is characterized by frequent product introductions. We expect new competitors to enter the market and existing competitors to allocate more resources toward developing PC free-to-play online game services. As a result, we expect competition in this market to intensify. Our competitors in this market include major media companies, traditional video game publishing companies, and companies that specialize in online games such as Tencent and Nexon.
Intellectual Property
Like other entertainment companies, our business is based on the creation, acquisition, exploitation and protection of intellectual property. Some of this intellectual property is in the form of software code, patented technology, and other technology and trade secrets that we use to develop our games and to make them run properly. Other intellectual property is in the form of audio-visual elements that consumers can see, hear and interact with when they are playing our games - we call this form of intellectual property “content.”
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
Significant Relationships
Channel Partners
Sony. Under the terms of agreements we have entered into with Sony Computer Entertainment Inc. and its affiliates, we are authorized to develop and distribute disc-based and digitally-delivered software products and services compatible with PlayStation 3 and 4. As of the date of this filing, we have not entered into a new licensed publisher agreement with Sony for PlayStation 4, and the parties currently operate under the terms of existing agreements subject to a new pricing structure with respect to PlayStation 4.
Microsoft. Under the terms of agreements we have entered into with Microsoft Corporation and its affiliates, we are authorized to develop and distribute disc-based and digitally-delivered software products and services compatible with Xbox 360 and Xbox One. Our publisher license agreement with Microsoft to publish our products for Xbox One is included in Exhibit 10.27 of this Form 10-K.
Under the agreements with Sony and Microsoft, we are provided with the non-exclusive right to use, for a fixed term and in a designated territory, technology that is owned or licensed by the console manufacturer in order to publish our games on such platform. Our transactions for disc-based products are made pursuant to individual purchase orders, which are accepted on a case-by case basis by Sony or Microsoft (or their designated replicators), as the case may be. Many key commercial terms of our relationships with Sony and Microsoft - such as manufacturing terms, delivery times, platform policies and approval conditions - are determined unilaterally, and are subject to change by the console manufacturers. For packaged goods products, we pay the console manufacturers a per-unit royalty for each unit manufactured. With respect to digitally-delivered products, other online content and services sold by the console manufacturers, the console manufacturers pay us either a wholesale price or a percentage royalty on the revenue they derive from their sales.
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
Apple, Google and Other App Stores. We have agreements to distribute our mobile applications through distribution partners worldwide, including Apple and Google. Consumers download our applications for their mobile devices from third party-application storefronts. The distributor invoices the consumers a one-time fee if there is a cost to download the application. If the application is a “free-to-download” application, the distributor invoices the consumer for micro-transactions that are purchased by the consumer within the application. Our distribution agreements establish the fees to be retained by the distributor for distributing our applications. These arrangements are typically terminable on short notice. The agreements generally do not obligate the distributors to market or distribute any of our applications.
Retailers
In North America and Europe, our largest markets, we sell packaged goods products to retailers, including mass market retailers (such as Walmart), electronics specialty stores (such as Best Buy) or game software specialty stores (such as GameStop).
Our direct sales to GameStop Corp. represented approximately 13 percent, 13 percent and 15 percent of total net revenue in fiscal years 2014, 2013, and 2012, respectively. Our direct sales to Walmart Stores, Inc. represented approximately 10 percent of total net revenue in fiscal year 2012. Our direct sales to Wal-Mart Stores, Inc. did not exceed 10 percent of net revenue for the fiscal years ended March 31, 2014 and 2013. We sell our products to GameStop Corp. and Wal-Mart Stores, Inc. pursuant to numerous and frequent individual purchase orders, which contain delivery and pricing terms. There are no minimum sales or purchase commitments between us and either GameStop or Wal-Mart.
As our business becomes increasingly digital, more of our products and services are purchased from a digital retailer and delivered via a network connection. Our digital retail outlets include Origin (our direct-to-consumer platform), mobile application storefronts, the digital marketplaces operated by Sony for PlayStation 3 and PlayStation 4 and Microsoft for Xbox 360 and Xbox One, and various third party retailers offering digital game downloads.
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
Employees
As of March 31, 2014, we had approximately 8,300 regular, full-time employees, over 4,800 of whom were outside the United States. We believe that our ability to attract and retain qualified employees is a critical factor in the successful development of our products and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. Approximately 7 percent of our employees, all of whom work for DICE, our Swedish development studio, are represented by a union.

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

Executive Officers
The following table sets forth information regarding our executive officers as of May 21, 2014:

Name	Age	Position
Lawrence F. Probst III	63	Executive Chairman
Andrew Wilson	39	Chief Executive Officer
Blake Jorgensen	54	Executive Vice President, Chief Financial Officer
Peter R. Moore	59	Chief Operating Officer
Patrick Söderlund	40	Executive Vice President, EA Studios
Frank D. Gibeau	45	Executive Vice President, EA Mobile
Joel Linzner	62	Executive Vice President, Business and Legal Affairs
Gabrielle Toledano	47	Executive Vice President, Chief Talent Officer
Lucy Bradshaw	51	Senior Vice President, EA Maxis
Kenneth A. Barker	47	Senior Vice President, Chief Accounting Officer
Stephen G. Bené	50	Senior Vice President, General Counsel and Corporate Secretary
Mr. Probst has been our Executive Chairman since March 18, 2013. He was employed by EA previously from 1984 to September 2008. He has served as Chairman of the Board of Directors since July 1994 and, from May 1991 until April 2007, also served as our Chief Executive Officer. Previously, Mr. Probst served as President from 1991 until 1998. Mr. Probst serves as the Chairman of the Board of Directors of the U.S. Olympic Committee and is a member of the International Olympic Committee. Mr. Probst is also a director of Blackhawk Network Holdings, Inc. Mr. Probst holds a B.S. degree from the University of Delaware.

Mr. Wilson was named Chief Executive Officer and appointed to the Board of Directors in September 2013. From August 2011 to September 2013, he served as Executive Vice President, EA SPORTS. From March 2010 to August 2011, Mr. Wilson served as Senior Vice President, EA SPORTS. Prior to that, he held the position of Senior Vice President Online from July 2009 to September 2010 and Vice President, EA SPORTS from June 2008 to September 2009. Prior to this, Mr. Wilson held various positions within the Company since joining Electronic Arts in May 2000.

Mr. Jorgensen has served as Executive Vice President, Chief Financial Officer since September 2012. Prior to joining EA, he served as Executive Vice President, Chief Financial Officer of Levi Strauss & Co. from July 2009 to August 2012. From June 2007 to June 2009, Mr. Jorgensen served as Executive Vice President, Chief Financial Officer of Yahoo! Inc. Mr. Jorgensen earned his M.B.A. from Harvard Business School and his Economics degree from Stanford University.

Mr. Moore was named Chief Operating Officer in August 2011. Prior to that time, he served as President, EA SPORTS, from September 2007. From January 2003 until he joined EA, Mr. Moore was with Microsoft where he served as head of Xbox marketing and was later named as Corporate Vice President, Interactive Entertainment Business, Entertainment and Devices Division, a position in which he led both the Xbox and Games for Windows businesses. Mr. Moore holds a bachelor's degree from Keele University, United Kingdom, and a Master's degree from California State University, Long Beach.

Mr. Söderlund was named Executive Vice President, EA Studios in September 2013. Prior to that time, he served as Executive Vice President, EA Games Label from August 2011. From December 2010 to July 2011, he served as Executive Vice President, Group General Manager - FPS/Driving. Prior to that, Mr. Söderlund held the position of Senior Vice President, EA Games Europe from September 2007 to December 2010 and the Chief Executive Officer of DICE until September 2007. Mr. Söderlund joined DICE in 2000. The studio was sold to EA in October 2006.

Mr. Gibeau was named Executive Vice President, EA Mobile in September 2013. Prior to that time, he served as President, EA Labels from August 2011. From June 2007 until August 2011, he served as President, EA Games Label. From September 2005 until June 2007, he was Executive Vice President, General Manager, North America Publishing. Mr. Gibeau has held various positions since joining the Company in 1991. Mr. Gibeau holds a B.S. degree from the University of Southern California and an M.B.A. from Santa Clara University.

Mr. Linzner has served as Executive Vice President, Business and Legal Affairs since March 2005. Prior to joining EA in July 1999, Mr. Linzner served as outside litigation counsel to EA and several other companies in the video game industry. Mr. Linzner earned his J.D. from Boalt Hall at the University of California, Berkeley, after graduating from Brandeis University. He is a member of the Bar of the State of California and is admitted to practice in the United States Supreme Court, the Ninth Circuit Court of Appeals and several United States District Courts.

Ms. Toledano, our Chief Talent Officer, was named Executive Vice President, Human Resources and Facilities on April 1, 2007. From February 2006 until March 2007, Ms. Toledano served as Senior Vice President, Human Resources & Facilities. Ms. Toledano also serves on the Board of Directors of Big City Mountaineers.  Ms. Toledano earned both her undergraduate degree in Humanities and her graduate degree in Education from Stanford University.

Ms. Bradshaw was named Senior Vice President, EA Maxis in June 2013. Prior to that time, she held various titles within the Maxis Studio since 1997 including Senior Vice President from February 2011 to June 2013 and Vice President from January 2001 to February 2011. Ms. Bradshaw received her B.A. degree from the University of Michigan.

Mr. Barker has served as Senior Vice President, Chief Accounting Officer since April 2006. From February 2012 to August 2012, he also served as Interim Chief Financial Officer. From June 2003 to April 2006, Mr. Barker held the position of Vice President, Chief Accounting Officer. Prior to joining EA, Mr. Barker was employed at Sun Microsystems, Inc., as Vice President and Corporate Controller from October 2002 to June 2003 and Assistant Corporate Controller from April 2000 to September 2002. Prior to that, he was an audit partner at Deloitte & Touche. Mr. Barker graduated from the University of Notre Dame with a B.A. degree in Accounting.

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

Competition in our industry is intense. Many new products and services are regularly introduced in each major industry segment (console, mobile and PC free-to-play), but only a relatively small number of “hit” titles account for a significant portion of total revenue in each segment. Our competitors range from large established companies to emerging start-ups, and we expect new competitors to continue to emerge throughout the world. If our competitors develop and market more successful products or services, offer competitive products or services at lower price points or based on payment models perceived as offering a better value proposition, or if we do not continue to develop consistently high-quality and well-received products and services, our revenue, margins, and profitability will decline.

In recent years, we have narrowed our product portfolio in an effort to focus on developing high-quality products with the potential to become “hits”. High-quality titles, even if highly-reviewed, may not turn into “hit” products. Many “hit” products within our industry are iterations of prior hit products with large established consumer bases and significant brand recognition, which makes competing in certain product categories challenging. In addition, hit products or services of our competitors may take a larger share of consumer spending than we anticipate, which could cause our products and services to underperform relative to revenue expectations. Publishing fewer major titles also concentrates risk in a smaller number of titles and means each major title has greater associated risk. The underperformance of a single major title may have a large adverse impact on our financial results.

Our operating results will be adversely affected if we do not consistently meet our product development schedules or if key events or sports seasons that we tie our product release schedules to are delayed or cancelled.

Our business is highly seasonal with the highest levels of consumer demand and a significant percentage of our sales occurring in the quarter ending in December and a seasonal low in sales volume in the quarter ending in June. While our sales generally follow this seasonal trend, there can be no assurance that this trend will continue. If we miss key selling periods for products, for any reason, including product delays, product cancellations, or delayed introduction of a new platform for which we have developed products, our sales are likely to suffer significantly. Additionally, macroeconomic conditions or the occurrence of unforeseen events that negatively impact retailer or consumer buying patterns during the quarter ending in December are likely to affect us disproportionately. Our ability to meet product development schedules is affected by a number of factors both within and outside our control, including the creative processes involved, the coordination of large and sometimes geographically dispersed development teams, the increasing complexity of our products and the platforms for which they are developed, and the need to fine-tune our products prior to their release. We have experienced development delays for our products in the past, which caused us to push back or cancel release dates. We also seek to release certain products in conjunction with key events, such as the beginning of a sports season or major sporting event, or the release of a related movie. If a key event or sports season to which our product release schedule is tied were to be delayed or cancelled, our sales would likely suffer disproportionately. In the future, any failure to meet anticipated production or release schedules would likely result in a delay of revenue and/or possibly a significant shortfall in our revenue, increase our development and/or marketing expenses, harm our profitability, and cause our operating results to be materially different than anticipated.

The console segment of the entertainment software industry is cyclical, driven by the periodic introduction of new console systems. As new console systems are introduced, our operating results may be more volatile.

New video game console systems have historically been developed and released every few years, which causes the video game software market to be cyclical as well. In periods of transition from legacy generation consoles to new generation consoles, sales of software for legacy generation console systems typically slow or decline in response to the anticipated and actual introduction of new consoles, and new generation console software sales typically stabilize after new consoles are widely-established with the consumer base.

During fiscal year 2014, consumers responded to the introduction of new consoles-the PlayStation 4 from Sony and Xbox One from Microsoft-by purchasing fewer software products for the Sony PlayStation 3 and Microsoft Xbox 360 legacy generation consoles. We expect this trend to continue. This trend could also accelerate faster than anticipated and may put downward pressure on legacy generation video game software pricing, which could negatively affect our operating results. Our revenues from new generation software sales may not offset the negative effects of this trend on our operating results. In the near term, we expect to continue to develop and market products and services for the Xbox 360 and PlayStation 3, while also developing and marketing products and services for the Xbox One and PlayStation 4. We do not control the unit volumes of the new generation console systems made available for sale or the rates at which consumers purchase these consoles. As a result, our operating results during this transitional period may be more volatile and difficult to predict.

Our business is dependent on the success and availability of video game hardware systems and devices manufactured by third parties, as well as our ability to develop commercially successful products and services for these systems and devices.

The success of our business is driven in part by the commercial success and adequate supply of video game console systems, PCs, mobile phones and tablets manufactured by third parties. Our success also depends on our ability to accurately predict which platforms will be successful in the marketplace and our ability to develop commercially successful products and services for these platforms. We must make product development decisions and commit significant resources well in advance of anticipated platform release dates and may incur significant expense to adjust our product portfolio and development efforts in response to changing consumer platform preferences. Additionally, we may enter into certain exclusive licensing arrangements that affect our ability to deliver or market products or services on certain platforms. A platform for which we are developing products and services may not succeed to the extent expected or new platforms may take market share and game software consumers away from platforms for which we have devoted significant resources. If consumer demand for the platforms for which we are developing products and services is lower than our expectations, we may be unable to fully recover the investments we have made in developing our products and services, and our financial performance will be harmed. Alternatively, a platform for which we have not devoted significant resources could be more successful than we had initially anticipated, causing us to miss out on meaningful revenue opportunities.

Our adoption of new business models could fail to produce our desired financial returns.

We are actively seeking to monetize game properties through a variety of new business models, including online distribution of full games and additional content, free-to-play games supported by advertising and/or micro-transactions and subscription services. Forecasting our revenues and profitability for these new business models is inherently uncertain and volatile. Our actual revenues and profits for these businesses may be significantly greater or less than our forecasts. Additionally, these new business models could fail for one or more of our titles, resulting in the loss of our investment in the development and infrastructure needed to support these new business models, and the opportunity cost of diverting management and financial resources away from more successful businesses.

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

Our product development usually starts with particular platforms and distribution methods in mind, and a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly and effectively than we can. In either case, our products and services may be technologically inferior to our competitors’, less appealing to consumers, or both. If we cannot achieve our technology goals within the original development schedule for our products and services, then we may delay their release until these technology goals can be achieved, which may delay or reduce revenue and increase our development expenses. Alternatively, we may increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our product or service launch schedule or to keep up with our competition, which would increase our development expenses. We may also miss opportunities to adopt technology, or develop products and services for new platforms or services that become popular with consumers, which could adversely affect our revenues. It may take significant time and resources to shift our focus to such technologies or platforms, putting us at a competitive disadvantage.

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

Our business could be adversely affected if our consumer protection, data privacy and security practices are not adequate, or perceived as being inadequate, to prevent data breaches, or by the application of consumer protection and data privacy laws generally.

In the course of our business, we collect, process, store and use consumer information, including personal information, passwords and credit card information. Although we take measures to protect consumer information from unauthorized access, acquisition, disclosure and misuse, our security controls may not be able to prevent the improper or unauthorized access, acquisition or disclosure of such consumer information. In addition, third party vendors and business partners which in the course of our business receive access to consumer information that we collect also may not be able to prevent data security breaches with respect to the consumer information we provide them. The unauthorized access, acquisition or disclosure of consumer information could significantly harm our reputation, compel us to comply with disparate breach notification laws and otherwise subject us to substantial legal liability. A perception that we do not adequately secure consumer information could result in a loss of current or potential consumers and business partners, as well as a loss of anticipated revenues. Our key business partners also face these same risks with respect to consumer information they collect and data security breaches with respect to such information could cause reputational harm to them and negatively impact our ability to offer our products and services through their platforms.

In addition, the rate of privacy law-making is accelerating globally, and the interpretation and application of consumer protection and data privacy laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted or applied in a manner that is adverse to us or otherwise inconsistent with our practices, which could result in litigation, potential legal liability or require us to change our practices in a manner adverse to our business. As a result, our reputation may be harmed, we could incur substantial costs, and we could lose both customers and revenues.

Our reputation with consumers is critical to our success as a company. Negative consumer perceptions about our brands, products, services and/or business practices may damage our business and the costs incurred in addressing consumer concerns may increase our operating expenses.

Individual consumers form our ultimate customer base, and consumer expectations regarding the quality, performance and integrity of our products and services are high. Consumers may be critical of our brands, products, services and/or business practices for a wide variety of reasons. These negative consumer reactions may not be foreseeable or within our control to manage effectively, including perceptions about gameplay fairness, negative player reactions to game content, components and services, or objections to certain of our business practices. We value our consumers and expect to take actions to address consumer concerns as appropriate, including actions that may result in additional expenditures and the loss of revenue. Negative consumer sentiment about our business practices can also result in investigations from regulatory agencies and consumer groups, as well as litigation, which, regardless of their outcome, may be damaging to our reputation and harm our business.

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

The market for technical, creative, marketing and other personnel essential to the development and marketing of our products and management of our businesses is extremely competitive. Our leading position within the interactive entertainment industry makes us a prime target for recruiting of executives and key creative and technical talent. If we cannot successfully recruit and retain the employees we need, or replace key employees following their departure, our ability to develop and manage our business will be impaired.

If our marketing and advertising efforts fail to resonate with our customers, our business and operating results could be adversely affected.

Our products are marketed worldwide through a diverse spectrum of advertising and promotional programs such as television and online advertising, print advertising, retail merchandising, website development, event sponsorship and direct communications with our consumers. Our ability to sell our products and services is dependent in part upon the success of these programs. If the marketing for our products and services fail to resonate with our customers, particularly during the critical holiday season or during other key selling periods, or if advertising rates or other media placement costs increase, these factors could have a material adverse impact on our business and operating results.

A significant portion of our sales are made to a relatively small number of key customers. If these customers reduce their purchases of our products or become unable to pay for them, our business could be harmed.

During the fiscal year ended March 31, 2014, approximately 68 percent of our North America net revenue was derived from our top ten customers. Though our products are available to consumers through a variety of retailers and directly through us, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

Our channel partners have significant influence over the products and services that we offer on their platforms.

Our products and services are sold to customers, primarily through retailers and online through our channel partners, including Sony, Microsoft, Apple and Google. In many cases, our channel partners set the rates that we must pay to provide our games and services through their online channels. In certain cases, our channel partners retain flexibility to change their fee structures or adopt different fee structures for their online channels, which could adversely impact our costs, profitability and margins.

Outside of the financial arrangements, our agreements with our channel partners typically give them significant control over other aspects of the distribution of the products and services that we develop for their platform. For example, our agreements with Sony and Microsoft typically give significant control to them over the approval, manufacturing and distribution of our products and services, which could, in certain circumstances, leave us unable to get our products and services approved, manufactured and distributed to customers. For the fiscal year ended March 31, 2014, 55 percent of our net revenue was derived from products and services for Sony’s PlayStation 3 and 4 and Microsoft’s Xbox 360 and One consoles (combined across all four platforms). For our digital products and services delivered direct to consumers via digital channels such as Sony’s PlayStation Network, Microsoft’s Xbox LIVE Marketplace, Apple’s App Store and the Google Play store, the channel partner has policies and guidelines that control the promotion and distribution of these titles and the features and functionalities that we are permitted to offer through the channel.

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

We rely on business partners in many areas of our business and our business may be harmed if they are unable to honor their obligations to us or their actions may put us at risk.

We rely on various business partners, including third-party service providers, vendors, licensing partners, development partners, and licensees, among others, in many areas of our business. The actions of our business partners may put our business and our reputation at risk. In many cases, these third parties are given access to sensitive and proprietary information in order to provide services and support to our teams. These third parties may misappropriate our information and engage in unauthorized use of it. The failure of these third parties to provide adequate services and technologies, or the failure of the third parties to adequately maintain or update their services and technologies, could result in a disruption to our business operations. Further, disruptions in the financial markets and economic downturns may adversely affect our business partners and they may not be able to continue honoring their obligations to us. Alternative arrangements and services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner or vendor. If we lose one or more significant business partners, our business could be harmed.

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

Further, entertainment software piracy is a persistent problem in our industry. The growth in peer-to-peer networks and other channels to download pirated copies of our products, the increasing availability of broadband access to the Internet and the proliferation of technology designed to circumvent the protection measures used with our products all have contributed to an expansion in piracy. Though we take technical steps to make the unauthorized copying of our products more difficult, as do the providers of the video game systems, personal computers, mobile phones and tablets on which our games are played, these efforts may not be successful in controlling the piracy of our products.

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

International sales are a fundamental part of our business. For the fiscal year ended March 31, 2014, international net revenue comprised 58 percent of our total net revenue. We expect international sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. In addition, our foreign investments and our cash and cash equivalents denominated in foreign currencies are subject to currency fluctuations. We use foreign currency hedging contracts to mitigate some foreign currency risk. However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. In the past, the disruption in the global financial markets has impacted many of the financial institutions with which we do business, and we are subject to counterparty risk with respect to such institutions with whom we enter into hedging transactions. A sustained decline in the financial stability of financial institutions as a result of a disruption in the financial markets could negatively impact our treasury operations, including our ability to secure credit-worthy counterparties for our foreign currency hedging programs. Accordingly, our results of operations, including our reported net revenue, operating expenses and net income, and financial condition can be adversely affected by unfavorable foreign currency fluctuations, especially the Euro, British pound sterling, Canadian dollar and Swedish Krona.

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

Item 1B:     Unresolved Staff Comments
None.
Item 2:     Properties
We own our 660,000-square-foot Redwood Shores headquarters facilities located in Redwood City, California, which includes a product development studio and administrative and sales functions. We also own a 418,000-square-foot product development studio facility in Burnaby, Canada. In addition to the properties we own, we lease approximately 1.2 million square feet in North America and 0.9 million square feet in Europe and Asia at various research and development, sales and administration and distribution facilities, including leases for our development studios in Orlando, Florida and Stockholm, Sweden.
While we continually evaluate our facility requirements, we believe that suitable additional or substitute space will be available as needed to accommodate our future needs. For information regarding our lease commitments, see Note 13 of the Notes to Consolidated Financial Statements, included in Item 8 in this report. For information on long-lived assets by geography, see Note 18 of the Notes to Consolidated Financial Statements, included in Item 8 in this report.

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

In September 2013, we reached an agreement to settle all actions brought by college athletes. We and counsel for plaintiffs are in the process of preparing a written settlement agreement and other documents to present to the respective courts for approval of the settlement. We recognized a $30 million accrual during the second quarter of fiscal 2014 associated with the anticipated settlement. On November 4, 2013, the NCAA filed a complaint against the Company and the CLC in the Superior Court of Fulton County, Georgia. The complaint seeks unspecified damages and alleges that the Company is contractually obligated to defend and indemnify the NCAA against claims asserted in In re NCAA Student-Athlete Name & Likeness Licensing concerning the alleged misappropriation of student-athletes’ publicity rights in EA’s collegiate video games. We have not yet responded to the NCAA’s complaint.
On December 17, 2013, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers by an individual purporting to represent a class of purchasers of EA common stock. A second purported shareholder class action lawsuit alleging substantially similar claims was subsequently filed in the same court. These lawsuits have been consolidated into one action. The lawsuits, which assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, allege, among other things, that the Company and certain of its officers issued materially false and misleading statements regarding the rollout of the Company’s Battlefield 4 game. The lawsuits seek unspecified damages, which have not been quantified. We have not yet responded to the complaints.
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
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “EA”. The following table sets forth the quarterly high and low closing sales price per share of our common stock from April 1, 2012 through March 31, 2014.

	Prices
	High	Low
Fiscal Year Ended March 31, 2013:
First Quarter	$16.71	$11.89
Second Quarter	14.50	10.94
Third Quarter	15.42	11.91
Fourth Quarter	19.34	13.70
Fiscal Year Ended March 31, 2014:
First Quarter	23.61	16.91
Second Quarter	27.99	23.18
Third Quarter	26.44	20.97
Fourth Quarter	30.25	21.54
Holders
There were approximately 1,356 holders of record of our common stock as of May 19, 2014, and the closing price of our common stock was $34.57 per share as reported by the NASDAQ Global Select Market. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.
Dividends
We have not paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
Stock Repurchase Plan. In July 2012, our Board of Directors authorized a program to repurchase up to $500 million of our common stock. During fiscal year 2013, we repurchased and retired a total of approximately 26 million shares of our common stock for approximately $349 million, of which approximately 22 million shares, or $278 million, was repurchased under this program. During fiscal year 2014, we did not repurchase any shares of our common stock.

In May 2014, a special committee of our Board of Directors, on behalf of the full Board of Directors, authorized a new program to repurchase up to $750 million of our common stock. This new stock repurchase program, which expires on May 31, 2016, supersedes and replaces the stock repurchase authorization approved by our Board of Directors in July 2012. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time.

Stock Performance Graph
The following information shall not be deemed to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into a filing.
The following graph shows a five-year comparison of cumulative total returns during the period from March 31, 2009 through March 31, 2014, for our common stock, the S&P 500 Index (to which EA was added in July 2002), the NASDAQ Composite Index, and the RDG Technology Composite Index, each of which assumes an initial value of $100. Each measurement point is as of the end of each fiscal year ended March 31. The performance of our stock depicted in the following graph is not necessarily indicative of the future performance of our stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Electronic Arts Inc., the S&P 500 Index, the NASDAQ Composite Index,
and the RDG Technology Composite Index

*	Based on $100 invested on March 31, 2009 in stock or index, including reinvestment of dividends.

	March 31,
	2009	2010	2011	2012	2013	2014
Electronic Arts Inc.	$100	$103	$107	$91	$97	$159
S&P 500 Index	100	150	173	188	214	261
NASDAQ Composite Index	100	158	185	210	226	296
RDG Technology Composite Index	100	160	184	214	213	272

Item 6:     Selected Financial Data
ELECTRONIC ARTS INC. AND SUBSIDIARIES
SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA
(In millions, except per share data)

	Year Ended March 31,
STATEMENTS OF OPERATIONS DATA	2014	2013	2012	2011	2010
Net revenue	$3,575	$3,797	$4,143	$3,589	$3,654
Cost of revenue	1,347	1,388	1,598	1,499	1,866
Gross profit	2,228	2,409	2,545	2,090	1,788
Total operating expenses	2,195	2,288	2,510	2,402	2,474
Operating income (loss)	33	121	35	(312)	(686)
Gains (losses) on strategic investments, net	—	39	—	23	(26)
Interest and other income (expense), net	(26)	(21)	(17)	10	6
Income (loss) before provision for (benefit from) income taxes	7	139	18	(279)	(706)
Provision for (benefit from) income taxes	(1)	41	(58)	(3)	(29)
Net income (loss)	$8	$98	$76	$(276)	$(677)
Net income (loss) per share:
Basic	$0.03	$0.32	$0.23	$(0.84)	$(2.08)
Diluted	$0.03	$0.31	$0.23	$(0.84)	$(2.08)
Number of shares used in computation:
Basic	308	310	331	330	325
Diluted	316	313	336	330	325
	As of March 31,
BALANCE SHEETS DATA	2014	2013	2012	2011	2010
Cash and cash equivalents	$1,782	$1,292	$1,293	$1,579	$1,273
Short-term investments	583	388	437	497	432
Marketable equity securities	—	—	119	161	291
Working capital	748	408	489	1,031	1,011
Total assets	5,716	5,070	5,491	4,928	4,646
0.75% convertible senior notes due 2016, net	580	559	539	—	—
Other long-term liabilities	324	327	374	363	343
Total liabilities	3,294	2,803	3,033	2,364	1,917
Total stockholders’ equity	2,422	2,267	2,458	2,564	2,729

Item 7:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the fiscal year ended March 31, 2014, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K, including in the “Business” section and the “Risk Factors” above, the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)”, and the Consolidated Financial Statements and related Notes.
About Electronic Arts
We develop, market, publish and distribute game software content and services that can be played by consumers on a variety of platforms, including video game consoles (such as PlayStation 3 and 4 from Sony and Xbox 360 and Xbox One from Microsoft), personal computers, mobile phones and tablets. Our ability to deliver games and services across multiple platforms, through multiple distribution channels, and directly to consumers (online and wirelessly) has been, and will continue to be, a cornerstone of our product strategy. We have adopted new business models and alternative revenue streams (such as subscription, micro-transactions, and advertising) in connection with our online and wireless product and service offerings. Some of our games are based on our wholly-owned intellectual property (e.g., Battlefield, Mass Effect, Need for Speed, Dragon Age, The Sims, Bejeweled, and Plants vs. Zombies), and some of our games are based on content that we license from others (e.g., FIFA, Madden NFL and Star Wars). Our goal is to turn our intellectual properties into year-round businesses available on a range of platforms. Our products and services may be purchased through physical and online retailers, platform providers such as console manufacturers and mobile carriers via digital downloads, as well as directly through our own distribution platform, including online portals such as Origin.
Financial Results
Total net revenue for the fiscal year ended March 31, 2014 was $3,575 million, a decrease of $222 million, or 6 percent, as compared to the fiscal year ended March 31, 2013, primarily due to an increase in our estimated offering period for physical games sold through retail from six to nine months, partially offset by an increase in net revenue before revenue deferral. At March 31, 2014, deferred net revenue associated with sales of online-enabled games increased by $446 million as compared to March 31, 2013, directly decreasing the amount of reported net revenue during the fiscal year ended March 31, 2014. At March 31, 2013, deferred net revenue associated with sales of online-enabled games decreased by $4 million as compared to March 31, 2012, directly increasing the amount of reported net revenue during the fiscal year ended March 31, 2013. Disregarding the impact of the deferred net revenue, reported net revenue would have increased by approximately $228 million, or 6%, during fiscal year 2014 as compared to the fiscal year 2013. Net revenue for fiscal year 2014 was driven by FIFA 14, FIFA 13 and Battlefield 4. Battlefield 4, which delivers 60 frames-per-second gameplay for 64 players, two commanders on tablets and other innovative features, was launched on five gaming platforms, including two new consoles. It has performed well in the fiscal year despite unanticipated launch issues.

Net income for the fiscal year ended March 31, 2014 was $8 million as compared to $98 million for the fiscal year ended March 31, 2013. Diluted earnings per share for the fiscal year ended March 31, 2014 was $0.03 as compared to a diluted earnings per share of $0.31 for the fiscal year ended March 31, 2013. Net income decreased for fiscal year 2014 as compared to the fiscal year 2013 primarily as a result of (1) a $181 million decrease in gross profit due to an increase in our estimated offering period for physical games sold through retail after July 1, 2013 and a higher percentage of our sales being subject to deferral, which further delayed the recognition of revenue, (2) a $56 million increase in general and administrative costs, and (3) a $39 million decrease in our gains on strategic investments due to the sale of our investment in Neowiz during fiscal year 2013. These increases in costs were partially offset by (1) a $108 million decrease in marketing and sales expenses primarily due to a decrease in headcount and reduced advertising and promotional spending on our franchises, (2) a $28 million decrease in research and development costs, and (3) a $28 million decrease in restructuring and other charges as a result of the fiscal 2013 restructuring plan in fiscal year 2013 as compared to none in fiscal year 2014.

Trends in Our Business

Console System Transition. In November 2013, the PlayStation 4 from Sony and Xbox One from Microsoft were released. EA delivered five major products for each of these new-generation console systems around the time of their launch, and we are continuing to make significant investments in products and services for these new consoles. We also expect to continue to develop and market products and services for the Microsoft Xbox 360 and the Sony PlayStation 3. Industry sales of major games for these legacy consoles declined significantly during our 2014 fiscal year. This sales decline trend is likely to continue and may accelerate. The success of our products and services for the new-generation consoles depends in part on the commercial success and adequate supply of, as well as our ability to develop commercially successful products and services for, these consoles.

Digital Transformation. Our business continues to transform from a traditional packaged goods business model to one in which our games and services are sold and delivered via a network connection, with digitally-delivered content, features and services helping to extend the life of the respective game offering. For example, many of our products that traditionally have been sold only as packaged goods products can now also be purchased and downloaded via a network connection. We also include digitally-delivered content, features and services as part of the product offering, either made available for free or at additional cost. Additionally, our mobile and PC free-to-play games are available solely via digital delivery and are typically monetized through a micro-transaction business model through which we sell incremental content and/or features in discrete transactions.
We significantly increased the digital revenue that we derive from wireless, Internet-derived and advertising products and services from $1,159 million in fiscal year 2012 to $1,440 million in fiscal year 2013. During fiscal year 2014, digital revenue was $1,833 million and we expect this portion of our business to continue to grow in fiscal 2015 and beyond.

Mobile and PC Free-to-Play Games. The proliferation of mobile phones and tablets has significantly increased the consumer base for mobile games. The broad consumer acceptance of free-to-play business models, which allow consumers to try new games with no up-front cost and pay for additional content or in-game items through micro-transactions, has led to growth in the mobile gaming industry. Likewise, the mass introduction and wide consumer acceptance of free-to-play, micro-transaction-based PC games played over the Internet has also broadened our consumer base. We expect revenue generated from mobile and PC free-to-play games to remain an important part of our business.

Concentration of Sales Among the Most Popular Games. In all major segments of our industry, we see a larger portion of games sales concentrated on the most popular titles, and many of those titles are sequels of prior games. We have responded to this trend by significantly reducing the number of games that we produce to provide greater focus on our most promising intellectual properties. For example, in fiscal year 2011, we published over 30 titles for consoles and PC, while in fiscal year 2014 we published 11; in fiscal year 2015, we expect to release 10 titles for console and PC. We have similarly reduced the number of major mobile titles that we publish.

Recent Developments
Stock Repurchase Program. In May 2014, a special committee of our Board of Directors, on behalf of the full Board of Directors, authorized a new program to repurchase up to $750 million of our common stock. This new stock repurchase program, which expires on May 31, 2016, supersedes and replaces the stock repurchase authorization approved by our Board of Directors in July 2012. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time.

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
Revenue Recognition, Sales Returns and Allowances, and Bad Debt Reserves
We derive revenue principally from sales of interactive software games, and related content and services on (1) video game consoles (such as Playstation 3 and 4 from Sony and Xbox 360 and Xbox One from Microsoft) and PCs, and (2) mobile phones and tablets. We evaluate revenue recognition based on the criteria set forth in FASB Accounting Standards Codification (“ASC”) 605, Revenue Recognition and ASC 985-605, Software: Revenue Recognition. We classify our revenue as either product revenue or service and other revenue.

Product revenue. Our product revenue includes revenue associated with the sale of software games or related content, whether delivered via a physical disc (e.g., packaged goods) or delivered digitally via the Internet (e.g., full-game downloads, micro-transactions), and licensing of game software to third-parties. Product revenue also includes revenue from mobile full game downloads that do not require our hosting support, and sales of tangible products such as hardware, peripherals, or collectors’ items.

Service and other revenue. Our service revenue includes revenue recognized from time-based subscriptions and games or related content that requires our hosting support in order to utilize the game or related content (i.e., can only be played with an Internet connection). This includes (1) entitlements to content that are accessed through hosting services (e.g., micro-transactions for Internet-based, social network and mobile games), (2) massively multi-player online (“MMO”) games (both software game and subscription sales), (3) subscriptions for our Battlefield Premium and Pogo-branded online game services, and (4) allocated service revenue from sales of software games with an online service element (i.e., “matchmaking” service). Our other revenue includes advertising and non-software licensing revenue.

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

Estimated Offering Period

Because the offering period is not an explicitly defined period, we must make an estimate of the offering period. Determining the estimated offering period is inherently subjective and is subject to regular revision based on historical online usage. For example, in determining the estimated offering period for unspecified updates associated with our online-enabled games, we consider the period of time consumers are online as online connectivity is required. On an annual basis, we review consumers’ online gameplay of all online-enabled games that have been released 12 to 24 months prior to the evaluation date. For example, if our evaluation date is April 1, 2013, we evaluate all online-enabled games released between April 1, 2011 and March 31, 2012. Based on this population of games, for all players that register the game online within the first six months of release of the game to the general public, we compute the weighted-average number of days for each online-enabled game, based on when a player initially registers the game online to when that player last plays the game online. We then compute the weighted-average number of days for all online-enabled games by multiplying the weighted-average number of days for each online-enabled game by its relative percentage of total units sold from these online-enabled games (i.e., a game with more units sold will have a higher weighting to the overall computation than a game with fewer units sold). Under a similar computation, we also consider the estimated period of time between the date a game unit is sold to a reseller and the date the reseller sells the game unit to an end consumer (i.e., time in channel). Based on these two calculations we then consider the method of distribution. For example, physical software games sold at retail would have a composite offering period equal to the online gameplay plus time in channel as opposed to digitally distributed software games which are delivered immediately via digital download and thus have no concept of channel. Additionally, we consider results from prior years, known online gameplay trends, as well as disclosed service periods for competitors’ games in determining the estimated offering period for future sales.

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

Prior to July 1, 2013, for most sales, we estimated the offering period to be six months and recognized revenue over this period in the month after delivery. During the three months ended June 30, 2013, we completed our annual evaluation of the estimated offering period and noted that generally, consumers are playing our games online over a longer period of time. Based on this, we concluded that for physical software sales made after June 30, 2013, the estimated offering period should be increased to nine months, resulting in revenue being recognized over a longer period of time. The estimated offering period for digitally distributed software games is six months.
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

Principal Agent Considerations
In accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, we evaluate sales of our interactive software games via third party storefronts, including digital storefronts such as Xbox Live Marketplace, Sony PSN, Apple AppStore, Google Play, in order to determine whether or not we are acting as the principal or as an agent, which we consider in determining if revenue should be reported gross or net of fees retained by the storefront. Key indicators that we evaluate in determining gross versus net treatment include but are not limited to the following:

•	The party responsible for delivery/fulfillment of the product or service to the end consumer

•	The party responsible for the billing, collection of fees and refunds to the consumer

•	The storefront and Terms of Sale that govern the consumer’s purchase of the product or service

•	The party that sets the pricing with the consumer and has credit risk
Based on the evaluation of the above indicators, we have determined that we are generally acting as an agent and are not considered the primary obligor to consumers for our interactive software games distributed through third party digital storefronts. We therefore recognize revenue related to these arrangements on a net basis.

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

When evaluating the adequacy of sales returns and price protection allowances, we analyze the following: historical credit allowances, current sell-through of our channel partners’ inventory of our software products, current trends in retail and the video game industry, changes in customer demand, acceptance of our software products, and other related factors. In addition, we monitor the volume of sales to our channel partners and their inventories, as substantial overstocking in the distribution channel could result in high returns or higher price protection in subsequent periods.

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

While we are required to make certain fair value assessments associated with the accounting for several types of transactions, the following areas are the most sensitive to these assessments:

Business Combinations. We must estimate the fair value of assets acquired, liabilities and contingencies assumed, acquired in-process technology, and contingent consideration issued in a business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various estimated useful lives. Furthermore, the estimated fair value assigned to an acquired asset or liability has a direct impact on the amount we recognize as goodwill, which is an asset that is not amortized. Determining the fair value of assets acquired requires an assessment of the highest and best use or the expected price to sell the asset and the related expected future cash flows. Determining the fair value of acquired in-process technology also requires an assessment of our expectations related to the use of that technology. Determining the fair value of an assumed liability requires an assessment of the expected cost to transfer the liability. Determining the fair value of contingent consideration requires an assessment of the probability-weighted expected future cash flows over the period in which the obligation is expected to be settled, and applying a discount rate that appropriately captures the risk associated with the obligation. The significant unobservable inputs used in the fair value measurement of the contingent consideration payable are forecasted earnings. Significant changes in forecasted earnings would result in significantly higher or lower fair value measurement. This fair value assessment is also required in periods subsequent to a business combination. Such estimates are inherently difficult and subjective and can have a material impact on our Consolidated Financial Statements.

Assessment of Impairment of Goodwill, Intangibles, and Other Long-Lived Assets. Current accounting standards require that we assess the recoverability of our finite lived acquisition-related intangible assets and other long-lived assets whenever events or changes in circumstances indicate the remaining value of the assets recorded on our Consolidated Balance Sheets is potentially impaired. In order to determine if a potential impairment has occurred, management must make various assumptions about the estimated fair value of the asset by evaluating future business prospects and estimated future cash flows. For some assets, our estimated fair value is dependent upon predicting which of our products will be successful. This success is dependent upon several factors, such as which operating platforms will be successful in the marketplace. Also, our revenue and earnings are dependent on our ability to meet our product release schedules. Judgments and assumptions about future cash flows and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including but not limited to, significant negative industry or economic trends, significant changes in the manner of our use of the assets or the strategy of our overall business and significant under-performance relative to projected future operating results. When we consider such assets to be impaired, the amount of impairment we recognize is measured by the amount by which the carrying amount of the asset exceeds its fair value.

In assessing impairment on our goodwill, we first analyze qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The qualitative factors we assess include long-term prospects of our performance, share price trends and market capitalization, and Company specific events. If we conclude it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, we do not need to perform the two-step impairment test. If based on that assessment, we believe it is more likely than not that the fair value of the reporting unit is less than its carrying value, a two-step goodwill impairment test will be performed. The first step measures for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to the individual assets and liabilities within each reporting unit. Reporting units are determined by the components of operating segments that constitute a business for which (1) discrete financial information is available, (2) segment management regularly reviews the operating results of that component, and (3) whether the component has dissimilar economic characteristics to other components.

As of our last annual assessment of goodwill in the fourth quarter of fiscal year 2014, we determined that it was more likely than not that the fair value of our reporting unit exceeded its carrying amount and, as such, we did not need to perform the two-step impairment test. We have not identified any indicators of impairment since that assessment.

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

Royalty-based obligations with content licensors and distribution affiliates are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of revenue generally at the greater of the contractual rate or an effective royalty rate based on the total projected net revenue for contracts with guaranteed minimums. Significant judgment is required to estimate the effective royalty rate for a particular contract. Because the computation of effective royalty rates requires us to project future revenue, it is inherently subjective as our future revenue projections must anticipate a number of factors, including (1) the total number of titles subject to the contract, (2) the timing of the release of these titles, (3) the number of software units we expect to sell, which can be impacted by a number of variables, including product quality, number of platforms we release on, the timing of the title’s release and competition, and (4) future pricing. Determining the effective royalty rate for our titles is particularly challenging due to the inherent difficulty in predicting the popularity of entertainment products. Furthermore, if we conclude that we are unable to make a reasonably reliable forecast of projected net revenue, we recognize royalty expense at the greater of contract rate or on a straight-line basis over the term of the contract. Accordingly, if our future revenue projections change, our effective royalty rates would change, which could impact the amount and timing of royalty expense we recognize.

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
Based on the assumptions and requirements noted above, we have recorded a valuation allowance against most of our U.S. deferred tax assets. In addition, we expect to provide a valuation allowance on future U.S. tax benefits until we can sustain a level of profitability in the U.S., or until other significant positive evidence arises that suggest that these benefits are more likely than not to be realized.
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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ended March 31, 2014, 2013 and 2012 each contained 52 weeks and ended on March 29, 2014, March 30, 2013, and March 31, 2012, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month-end.

Net Revenue
Net revenue consists of sales generated from (1) video games sold as packaged goods or as digital downloads and designed for play on video game consoles (such as the PlayStation 3 and 4 from Sony and Xbox 360 and One from Microsoft) and PCs, (2) video games for mobile phones and tablets , (3) separate software products and content and online game services associated with these products, (4) licensing our game software to third parties, (5) allowing other companies to manufacture and sell our products in conjunction with other products, and (6) advertisements on our online web pages and in our games.

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

Management places a greater emphasis and focus on assessing our business through a review of the Net Revenue before Revenue Deferral by Revenue Composition than by Net Revenue by Product revenue and Service and other revenue. These two measures differ as (1) Net Revenue by Product revenue and Service and other revenue reflects the deferral and recognition of revenue in periods subsequent to the date of sale due to U.S. GAAP while Net Revenue before Revenue Deferral by Revenue Composition does not, and (2) both measures contain a different aggregation of sales from one another. For instance, Service and other revenue does not include a portion of our full-game digital download and mobile sales that are fully included in our Digital revenue. Further, Service and other revenue includes all of our revenue associated with MMO games while software sales associated with our MMOs are included in either Digital revenue or Packaged goods and other revenue depending on whether the sale was a full-game digital download or a packaged goods sale.

Comparison of Fiscal Year 2014 to Fiscal Year 2013
Net Revenue
For fiscal year 2014, Net Revenue was $3,575 million and decreased $222 million, or 6 percent, as compared to fiscal year 2013. This decrease was driven by a $745 million decrease in revenue primarily from the Mass Effect, Madden NFL, Medal of Honor, The Sims, and FIFA Street franchises. This decrease was partially offset by a $523 million increase in revenue primarily from the Battlefield, SimCity, Crysis franchises, and The Simpsons: Tapped Out.

Net Revenue by Product Revenue and Service and Other Revenue

Our total net revenue by product revenue and service and other revenue for fiscal years 2014 and 2013 was as follows (in millions):

	Year Ended March 31,
	2014	2013	$ Change	% Change
Net revenue:
Product	$2,134	$2,738	$(604)	(22)%
Service and other	$1,441	$1,059	$382	36%
Total net revenue	$3,575	$3,797	$(222)	(6)%

Product Revenue

For fiscal year 2014, product revenue was $2,134 million, primarily driven by FIFA 14, Battlefield 4, and FIFA 13. Product revenue decreased $604 million, or 22 percent, as compared to fiscal year 2013. This decrease was driven by an $842 million decrease primarily from the Mass Effect, Madden NFL, FIFA, Medal of Honor, and FIFA Street franchises. This decrease was partially offset by a $238 million increase primarily from the Battlefield, Dead Space, and Crysis franchises.

Service and Other Revenue

For fiscal year 2014, service and other revenue was $1,441 million, primarily driven by FIFA Ultimate Team, Star Wars: The Old Republic, and SimCity. Service and other revenue for fiscal year 2014 increased $382 million, or 36 percent, as compared to fiscal year 2013. This increase was driven by a $468 million increase primarily from the FIFA and SimCity franchises, and The Simpsons: Tapped Out. This increase was partially offset by an $86 million decrease primarily from lower revenue from The Sims Social, which shut down in June 2013, Star Wars: The Old Republic, as well as Pogo-branded online game services.

Net Revenue by Geography

We attribute net revenue from external customers to individual countries based on the location of the legal entity that sells the products and/or services. Note that revenue attributed to the legal entity that makes the sale is often not the country where the consumer resides. For example, revenue generated by our Swiss legal entities includes digital revenue from consumers who reside outside of Switzerland, including consumers who reside outside of Europe. Revenue generated by our Swiss legal entities during fiscal year 2014 represented $1,171 million, or 33 percent, of our total net revenue. Revenue generated by our Swiss legal entities during fiscal year 2013 represented $885 million, or 23 percent, of our total net revenue. Revenue generated in the United States represents over 99 percent of our total North America net revenue. No other country represented greater than 10 percent of total net revenue.

	Year Ended March 31,
(In millions)	2014	2013	$ Change	% Change
North America	$1,510	$1,701	$(191)	(11)%
International	2,065	2,096	$(31)	(1)%
Total net revenue	$3,575	$3,797	$(222)	(6)%

Net revenue in North America was $1,510 million, or 42 percent of total net revenue for fiscal year 2014, compared to $1,701 million, or 45 percent of total net revenue for fiscal year 2013, a decrease of $191 million, or 11 percent. Net revenue in North

America decreased primarily due to decreased revenue in our Mass Effect, Madden NFL, Medal of Honor, FIFA franchises, and Kingdoms of Amalur: Reckoning, partially offset by increased revenue in our Battlefield, SimCity, Dead Space franchises, and The Simpsons: Tapped Out during fiscal year 2014. International net revenue was $2,065 million, or 58 percent of total net revenue during fiscal year 2014, compared to $2,096 million, or 55 percent of total net revenue during fiscal year 2013, a decrease of $31 million, or 1 percent. We estimate that foreign exchange rates (primarily due to the Euro) decreased reported International net revenue by approximately $61 million, or 3 percent, for fiscal year 2014 as compared to the exchange rates in effect for the fiscal year 2013. Excluding the effect of foreign exchange rates from International net revenue, we estimate that International net revenue increased by approximately $30 million, or 1 percent for fiscal year 2014 as compared to fiscal year 2013. This increase is primarily due to our Battlefield, SimCity, FIFA, and Crysis franchises, partially offset by decreased revenue in our Mass Effect, FIFA Street, The Sims, and Medal of Honor franchises during fiscal year 2014.

Supplemental Net Revenue by Revenue Composition
As we continue to evolve our business and more of our products are delivered to consumers digitally via the Internet, we place a greater emphasis and focus on assessing our business through a review of net revenue by revenue composition.

Net Revenue before Revenue Deferral, a non-GAAP financial measure, is provided in this section of MD&A, including a discussion of the components of this measure: (1) packaged goods and other, (2) digital, and (3) distribution. See “Non-GAAP Financial Measures” below for an explanation of our use of this non-GAAP financial measure. A reconciliation to the corresponding measure calculated in accordance with U.S. GAAP is provided in the discussion below.

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

Our total net revenue by revenue composition for fiscal years 2014 and 2013 was as follows (in millions):

	Year Ended March 31,
	2014	2013	$ Change	% Change
Packaged goods and other	$2,149	$2,028	$121	6%
Digital	1,793	1,663	130	8%
Distribution	79	102	(23)	(23)%
Net Revenue before Revenue Deferral	4,021	3,793	228	6%

Revenue Deferral	(3,350)	(3,022)	(328)	(11)%
Recognition of Revenue Deferral	2,904	3,026	(122)	(4)%
Total net revenue	$3,575	$3,797	$(222)	(6)%

Net Revenue before Revenue Deferral

Packaged goods and other Revenue

Packaged goods revenue (previously disclosed as “publishing revenue”) includes sales of software that is distributed physically. This includes (1) sales of our internally-developed and co-published game software distributed physically through traditional channels such as brick and mortar retailers, and (2) our software licensing revenue from third parties (for example, makers of personal computers or computer accessories) who include certain of our products for sale with their products (“OEM bundles”). Other revenue includes our non-software licensing revenue.

For fiscal year 2014, packaged goods and other Net Revenue before Revenue Deferral was $2,149 million, primarily driven by FIFA 14, Battlefield 4, and Madden NFL 25. Packaged goods and other Net Revenue before Revenue Deferral for fiscal year 2014 increased $121 million, or 6 percent, as compared to fiscal year 2013. This increase was driven by a $652 million increase in sales primarily from the Battlefield and FIFA franchises, and Titanfall. This increase was partially offset by a $532 million decrease in sales primarily from the Medal of Honor, The Sims, Crysis, and Dead Space franchises.

Digital Revenue

Digital revenue (previously disclosed as “wireless, Internet-derived, and advertising (digital) revenue”) includes sales of software distributed through direct download via the Internet. This includes internally-developed and co-published game software distributed through our direct-to-consumer platform Origin, distributed wirelessly through mobile carriers, or licensed to our third-party publishing partners who distribute our games digitally. This includes our full-game downloads, mobile and tablet revenue (each of which are generally classified as product revenue with the exception of our MMO game downloads and freemium mobile games, which are classified as service revenue), as well as subscription services, micro-transactions, and advertising revenues (each of which is generally classified as service and other revenue).

For fiscal year 2014, digital Net Revenue before Revenue Deferral was $1,793 million, an increase of $130 million, or 8%, as compared to fiscal year 2013. This increase is due to (1) a $297 million or 24 percent increase in full-game download, extra content and free-to-play sales primarily driven by FIFA 14, Battlefield 4, and FIFA Online 3. These increases were partially offset by a $167 million or 39 percent decrease in subscription sales primarily driven by Battlefield 3 Premium subscription, Star Wars: The Old Republic and FIFA 13. In the previous year, Star Wars: The Old Republic was a subscription-only based MMO. This year, some of the revenue from this title was recognized in the free-to-play category as we expanded this title to be both a subscription and free-to-play game.

Distribution Revenue

For fiscal year 2014, distribution net revenue was $79 million and decreased $23 million, or 23 percent, compared to fiscal year 2013. This decrease was primarily driven by decreases in sales from The Secret World and our Switzerland distribution business.

Revenue Deferral

Revenue Deferral for fiscal year 2014 increased $328 million, or 11 percent, as compared to fiscal year 2013. Substantially all of this increase was due to a $251 million increase in Net Revenue before Revenue Deferral related to our Packaged goods and other and digital sales during fiscal year 2014 as compared to fiscal year 2013, and a slightly higher percentage of both our packaged goods and other and digital sales being deferred and recognized over time.

Recognition of Revenue Deferral

The Recognition of Revenue Deferral for fiscal year 2014 decreased $122 million, or 4 percent, as compared to fiscal year 2013, primarily due to the increase in our estimated offering period, which commenced during the second quarter of fiscal 2014 for physical games sold through retail from six to nine months.

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

Product Revenue and Service and Other Revenue by Revenue Composition

Our product and service and other revenue by revenue composition for fiscal years 2014 and 2013 was as follows (in millions):

	Year Ended March 31
	2014	2013
Product revenue:
Packaged goods and other	$1,512	$2,164
Digital	543	472
Distribution	79	102
Total product revenue	2,134	2,738

Service and other revenue:
Packaged goods and other	151	91
Digital	1,290	968
Total service and other revenue	1,441	1,059
Total net revenue	$3,575	$3,797

Cost of Revenue

Total cost of revenue for fiscal years 2014 and 2013 was as follows (in millions):

	March 31, 2014	% of Related Net Revenue	March 31, 2013	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$1,032	48.4%	$1,085	39.6%	(4.9)%	8.8%
Service and other	315	21.9%	303	28.6%	4.0%	(6.7)%
Total cost of revenue	$1,347	37.7%	$1,388	36.6%	(3.0)%	1.1%

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

Cost of product revenue decreased by $53 million, or 4.9 percent in fiscal year 2014, as compared to fiscal year 2013. The decrease was primarily due to intangible impairment charges incurred in fiscal year 2013 compared to an immaterial amount of such charges incurred during fiscal year 2014, and a decrease in royalty costs due to fewer royalty-bearing products released during fiscal year 2014, as compared to fiscal year 2013.

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

Cost of service and other revenue increased by $12 million, or 4.0 percent in fiscal year 2014, as compared to fiscal year 2013. The increase was primarily due to an increase in product costs due to the release of Titanfall and an increase in royalty costs due to more royalty-bearing services released during fiscal year 2014, as compared to fiscal year 2013.

Total Cost of Revenue as a Percentage of Total Net Revenue

Total cost of revenue as a percentage of total net revenue remained relatively consistent during fiscal year 2014 as compared to fiscal year 2013.
Research and Development
Research and development expenses consist of expenses incurred by our production studios for personnel-related costs, related overhead costs, contracted services, depreciation and any impairment of prepaid royalties for pre-launch products. Research and development expenses for our online products include expenses incurred by our studios consisting of direct development and related overhead costs in connection with the development and production of our online games. Research and development expenses also include expenses associated with the development of network infrastructure, software licenses and maintenance, and management overhead.
Research and development expenses for fiscal years 2014 and 2013 were as follows (in millions):

March 31, 2014	% of Net Revenue	March 31, 2013	% of Net Revenue	$ Change	% Change
$1,125	31%	$1,153	30%	$(28)	(2)%
Research and development expenses decreased by $28 million, or 2 percent, in fiscal year 2014, as compared to fiscal year 2013. This decrease was primarily due to a $49 million decrease in contracted services as a result of fewer titles released this fiscal year as compared to the prior fiscal year. This was partially offset by a $25 million increase in facility-related costs related to higher rent and depreciation expenses.
Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for fiscal years 2014 and 2013 were as follows (in millions):

March 31, 2014	% of Net Revenue	March 31, 2013	% of Net Revenue	$ Change	% Change
$680	19%	$788	21%	$(108)	(14)%
Marketing and sales expenses decreased by $108 million, or 14 percent, in fiscal year 2014, as compared to fiscal year 2013. The decrease was primarily due to (1) a $54 million decrease in personnel-related costs resulting from a decrease in headcount, (2) a $29 million decrease in advertising and promotional spending on our franchises as compared to the prior year, and (3) a $24 million decrease in contracted services.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance and human resources, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for fiscal years 2014 and 2013 were as follows (in millions):

March 31, 2014	% of Net Revenue	March 31, 2013	% of Net Revenue	$ Change	% Change
$410	11%	$354	9%	$56	16%
General and administrative expenses increased by $56 million, or 16 percent, in fiscal year 2014, as compared to fiscal year 2013. The increase was primarily due to (1) a $30 million accrual related to the anticipated settlement of a litigation matter related to our college football franchise, (2) an $18 million loss on a license related to our college football franchise, and (3) a $13 million increase in incentive-based compensation expense. This was partially offset by a $7 million decrease in facility-related costs.

Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration for fiscal years 2014 and 2013 were as follows (in millions):

March 31, 2014	% of Net Revenue	March 31, 2013	% of Net Revenue	$ Change	% Change
$(35)	(1)%	$(64)	(2)%	$29	45%
During fiscal year 2014, acquisition-related contingent consideration credits decreased by $29 million, or 45 percent, as compared to fiscal year 2013, primarily resulting from changes in our earn-out estimates related to our PopCap acquisition. The PopCap earn-out expired on December 31, 2013. No payments were made under this earn-out.
Amortization of Intangibles
Amortization of intangibles for fiscal years 2014 and 2013 were as follows (in millions):

March 31, 2014	% of Net Revenue	March 31, 2013	% of Net Revenue	$ Change	% Change
$16	—%	$30	1%	$(14)	(47)%
Amortization of intangibles decreased by $14 million, or 47 percent, in fiscal year 2014, as compared to fiscal year 2013, primarily due to certain intangible assets from our acquisitions being fully amortized and impairment charges incurred during fiscal year 2013.
Restructuring and Other Charges
Restructuring and other charges for fiscal years 2014 and 2013 were as follows (in millions):

March 31, 2014	% of Net Revenue	March 31, 2013	% of Net Revenue	$ Change	% Change
$(1)	—%	$27	1%	$(28)	(104)%
Restructuring and other charges decreased as compared to fiscal year 2013, as there were no new restructuring initiatives in fiscal year 2014. See the “Liquidity and Capital Resources” section on page 46 for additional information regarding our previous restructuring plans.
Interest and Other Income (Expense), Net
Interest and other income (expense), net, for fiscal years 2014 and 2013 were as follows (in millions):

March 31, 2014	% of Net Revenue	March 31, 2013	% of Net Revenue	$ Change	% Change
$(26)	(1)%	$(21)	(1)%	$(5)	(24)%
Interest and other income (expense), net, remained relatively consistent, as compared to fiscal year 2013.
Income Taxes
Provision for (benefit from) income taxes for fiscal years 2014 and 2013 was as follows (in millions):

March 31, 2014	Effective Tax Rate	March 31, 2013	Effective Tax Rate
$(1)	(14.3)%	$41	29.5%
Our effective tax rate for the fiscal year 2014 was a tax benefit of 14.3%. The fiscal year 2014 effective tax rate differs from the statutory rate of 35.0 percent as a result of the utilization of U.S. deferred tax assets subject to a valuation allowance and tax benefits related to the expiration of statutes of limitations and the resolution of examinations by taxing authorities.
Our effective tax rate for the fiscal year 2013 differs from the statutory rate of 35.0 percent primarily due to the U.S. losses for which no benefit is recognized and non-deductible stock-based compensation, offset by non-U.S. profits subject to reduced or zero tax rates and the nontaxable change in the estimated fair value of acquisition-related contingent consideration.
Our effective income tax rates for fiscal year 2015 and future periods will depend on a variety of factors, including changes in the deferred tax valuation allowance, changes in our business such as acquisitions and intercompany transactions, changes in our international structure, changes in the geographic location of business functions or assets, changes in the geographic mix of income, changes in or termination of our agreements with tax authorities, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-

tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile.
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
Historically, we have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. taxes have been provided thereon. In connection with a review of our cash position including potential future cash needs for stock repurchases and debt retirement, we made a one-time repatriation of $700 million from certain of our wholly-owned subsidiaries during the three months ended March 31, 2014. This repatriation did not have a material impact on our effective tax rate for fiscal 2014 due to the deferred tax valuation allowance.
The remaining undistributed foreign earnings of approximately $150 million, principally related to Electronic Arts (Canada), will continue to be indefinitely reinvested going forward. If these earnings were to be repatriated in the future, they may be subject to additional U.S. income taxes.

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

Net Revenue by Geography

	Year Ended March 31,
(In millions)	2013	2012	$ Change	% Change
North America	$1,701	$1,991	$(290)	(15)%
International	2,096	2,152	(56)	(3)%
Total net revenue	$3,797	$4,143	$(346)	(8)%

Net revenue in North America was $1,701 million, or 45 percent of total net revenue for fiscal year 2013, compared to $1,991 million, or 48 percent of total net revenue for fiscal year 2012, a decrease of $290 million, or 15 percent. This decrease was driven by a $657 million decrease from certain franchises including Battlefield, Dragon Age, Portal, Crysis, and Need for Speed franchises. This decrease was offset by a $367 million increase primarily from the Mass Effect franchise, as well as Star Wars: The Old Republic and Kingdoms of Amalur: Reckoning. International net revenue was $2,096 million, or 55 percent of total net revenue during fiscal year 2013, compared to $2,152 million, or 52 percent of total net revenue during fiscal year 2012, a decrease of $56 million, or 3 percent. We estimate that foreign exchange rates (primarily due to the Euro and Swiss Franc) decreased reported International net revenue by approximately $127 million, or 6 percent, for fiscal year 2013. Excluding the effect of foreign exchange rates from International net revenue, we estimate that International net revenue increased by approximately $71 million, or 3 percent, for fiscal year 2013 as compared to fiscal year 2012. This increase is primarily due to greater revenue from our Battlefield, Crysis, Need for Speed, Dragon Age, and The Sims franchises, partially offset by decreased revenue in our FIFA, Mass Effect, and FIFA Street franchises during fiscal year 2013.

Supplemental Net Revenue by Revenue Composition

Our total net revenue by revenue composition for fiscal years 2013 and 2012 was as follows (in millions):

	Year Ended March 31,
	2013	2012	$ Change	% Change
Packaged goods and other	$2,028	$2,736	$(708)	(26)%
Digital	1,663	1,227	436	36%
Distribution	102	223	(121)	(54)%
Net Revenue before Revenue Deferral	3,793	4,186	(393)	(9)%

Revenue Deferral	(3,022)	(3,142)	120	4%
Recognition of Revenue Deferral	3,026	3,099	(73)	(2)%
Total net revenue	$3,797	$4,143	$(346)	(8)%

Net Revenue before Revenue Deferral

Packaged goods and Other Revenue

Packaged goods and other revenue includes (1) sales of our internally-developed and co-published game software distributed physically through traditional channels such as brick and mortar retailers, (2) our non-software licensing revenue, and (3) our software licensing revenue from third parties (for example, makers of personal computers or computer accessories) who include certain of our products for sale with their products (“OEM bundles”).

For fiscal year 2013, packaged goods and other Net Revenue before Revenue Deferral was $2,028 million, primarily driven by FIFA 13, Madden NFL 13, and Need for Speed Most Wanted. Packaged goods and other Net Revenue before Revenue Deferral for fiscal year 2013 decreased $708 million, or 26 percent, as compared to fiscal year 2012. This decrease was driven by a $1,130 million decrease in sales primarily from the Battlefield and Mass Effect franchises, as well as Star Wars: The Old Republic. This decrease was partially offset by a $422 million increase in sales primarily from the FIFA, Medal of Honor, and Dead Space franchises.

Digital Revenue

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

Revenue Deferral

Revenue Deferral for fiscal year 2013 decreased $120 million, or 4 percent, as compared to fiscal year 2012. This decrease was primarily due to a $708 million decrease in Net Revenue before Revenue Deferral related to our packaged goods and other sales, which was partially offset by a higher percentage of digital sales being deferred and recognized over time, due in part to a 51 percent increase in extra content and free-to-play sales, a 47 percent increase in subscription and advertising revenue, a 30 percent increase in mobile sales, all of which contain an online service component requiring revenue recognition over the period of time that the service is delivered.

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

Product Revenue and Service and Other Revenue by Revenue Composition

Our product and service and other revenue by revenue composition for fiscal years 2013 and 2012 was as follows (in millions):

	Year Ended March 31
	2013	2012
Product revenue:
Packaged goods and other	$2,164	$2,674
Digital	472	518
Distribution	102	223
Total product revenue	2,738	3,415

Service and other revenue:
Packaged goods and other	91	87
Digital	968	641
Total service and other revenue	1,059	728
Total net revenue	$3,797	$4,143

Cost of Revenue

Total cost of revenue for fiscal years 2013 and 2012 was as follows (in millions):

	March 31, 2013	% of Related Net Revenue	March 31, 2012	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$1,085	39.6%	$1,374	40.2%	(21.0)%	(0.6)%
Service and other	303	28.6%	224	30.8%	35.3%	(2.2)%
Total cost of revenue	$1,388	36.6%	$1,598	38.6%	(13.1)%	(2.0)%

Cost of Product Revenue

Cost of product revenue decreased by $289 million, or 21.0 percent in fiscal year 2013, as compared to fiscal year 2012. The decrease was primarily due to a decrease in the number of titles released, which led to a 19 percent decrease in packaged goods and other revenue and a 54 percent decrease in distribution revenue, during fiscal year 2013, as compared to fiscal year 2012.

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

Total Cost of Revenue as a Percentage of Total Net Revenue

During fiscal year 2013, total cost of revenue as a percentage of total net revenue decreased by 2.0 percent as compared to fiscal year 2012. This decrease as a percentage of net revenue is primarily due to (1) a 54 percent decrease in distribution revenue which has higher costs and (2) a greater percentage of net revenue from our digital products and services that have a lower cost than our packaged goods and other products.

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

Impact of Recently Issued Accounting Standards
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). The amendments of this ASU require that only the disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. The disclosure requirements will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2014, and will require prospective application. Early adoption is permitted. We expect to adopt this new standard in the first quarter of fiscal year 2016. We do not expect the adoption to have a material impact on our Consolidated Financial Statements.
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 220): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments of this ASU require that entities that have an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law. The disclosure requirements will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2013, and will require prospective application. Early adoption is permitted. The adoption will impact our balance sheet only, and we expect to adopt this new standard in the first quarter of fiscal year 2015. While we have not completed our analysis, we anticipate the adoption will result in equal reductions to both deferred tax assets and noncurrent income tax obligations between $80 million and $90 million.

LIQUIDITY AND CAPITAL RESOURCES

	As of March 31,		Increase
(In millions)	2014	2013
Cash and cash equivalents	$1,782	$1,292	$490
Short-term investments	583	388	195
Total	$2,365	$1,680	$685
Percentage of total assets	41%	33%
	Year Ended March 31,		Change
(In millions)	2014	2013
Cash provided by operating activities	$712	$324	$388
Cash provided by (used in) investing activities	(301)	32	(333)
Cash provided by (used in) financing activities	89	(345)	434
Effect of foreign exchange on cash and cash equivalents	(10)	(12)	2
Net increase (decrease) in cash and cash equivalents	$490	$(1)	$491
Changes in Cash Flow
Operating Activities. Cash provided by operating activities increased $388 million during fiscal year 2014 as compared to fiscal year 2013. The change is primarily due to (1) a $228 million increase in Net Revenue before Revenue Deferral during fiscal year 2014 as compared to fiscal year 2013, (2) a $108 million decrease in marketing and sales expenses during fiscal year 2014 as compared to fiscal year 2013, (3) a $28 million decrease in research and development expenses during fiscal year 2014 as compared to fiscal year 2013, and (4) $25 million of lower payments made under our restructuring plans during fiscal year 2014 as compared to fiscal year 2013. These increases were partially offset by (1) an $80 million increase in royalty-related payments during fiscal year 2014 as compared to fiscal year 2013, and (2) a $56 million increase in general and administrative expenses during fiscal year 2014 as compared to fiscal year 2013.
Investing Activities. Cash provided by investing activities decreased $333 million during fiscal year 2014 as compared to fiscal year 2013 primarily driven by (1) a $186 million increase in purchases of short-term investments during fiscal year 2014 as compared to fiscal year 2013, (2) a $72 million decrease in proceeds from the sales of marketable equity securities during fiscal year 2014 as compared to fiscal year 2013, (3) a $58 million decrease in proceeds received from maturities and sales of short-term investments during fiscal year 2014 as compared to fiscal year 2013, and (4) a $31 million release of acquisition-related cash that was no longer restricted during fiscal year 2014 as compared to the fiscal year 2013.
Financing Activities. Cash used in financing activities decreased $434 million during fiscal year 2014 as compared to fiscal year 2013 primarily due to (1) $349 million used to repurchase and retire common stock during fiscal year 2013 as compared to no stock repurchases during fiscal year 2014, (2) an increase of $43 million in proceeds received from the exercise of stock options during fiscal year 2014, (3) a $27 million decrease in acquisition-related contingent consideration payments during fiscal year 2014 as compared to fiscal year 2013 and (4) a $13 million excess tax benefit recognized during fiscal year 2014 as compared to no benefit recognized during fiscal year 2013.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of March 31, 2014, our short-term investments had gross unrealized gains of less than $1 million, or less than 1 percent of the total in short-term investments, and gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

Fiscal 2011 Restructuring
In connection with our fiscal 2011 restructuring plan, we expect to incur cash expenditures through June 2016 of approximately (1) $10 million in fiscal year 2015, (2) $9 million in fiscal year 2016, and (3) $34 million in fiscal year 2017. The actual cash expenditures are variable as they will be dependent upon the actual revenue we generate from certain games.

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
In addition, in July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provides us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock at a strike price of $31.74, which corresponds to the conversion price of the Notes and is equal to the number of shares of our common stock that notionally underlie the Notes. As of March 31, 2014, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge.
Separately, we have also entered into privately negotiated warrant transactions with certain counterparties whereby we sold to independent third parties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments that are substantially the same as the anti-dilution provisions contained in the Notes, up to 19.9 million shares of our common stock (which is also equal to the number of shares of our common stock that notionally underlie the Notes), with a strike price of $41.14. The Warrants could have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock exceeds $41.14 on or prior to the expiration date of the Warrants. We received proceeds of $65 million from the sale of the Warrants.
See Note 12 to the Consolidated Financial Statements for additional information related to our 0.75% Convertible Senior Notes due 2016.
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

As of March 31, 2014, no amounts were outstanding under the credit facility.

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
As of March 31, 2014, approximately $762 million of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we may be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided. We made a one-time repatriation of $700 million from certain of our wholly-owned subsidiaries during the three months ended March 31, 2014.  This repatriation did not have a material impact on our effective tax rate for fiscal 2014 due to the deferred tax valuation allowance.

In July 2012, our Board of Directors authorized a program to repurchase up to $500 million of our common stock. During fiscal year 2013, we repurchased and retired approximately 26 million shares of our common stock for approximately $349 million, of which approximately 22 million shares, or $278 million, was repurchased under this program. The remainder of the shares repurchased and retired during fiscal year 2013 were repurchased pursuant to a stock repurchase program approved by our Board of Directors in February 2011.

In May 2014, a special committee of our Board of Directors, on behalf of the full Board of Directors, authorized a new program to repurchase up to $750 million of our common stock. This new stock repurchase program, which expires on May 31, 2016, supersedes and replaces the stock repurchase authorization approved by our Board of Directors in July 2012. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time.
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
The following table summarizes our minimum contractual obligations as of March 31, 2014, and the effect we expect them to have on our liquidity and cash flow in future periods (in millions):

		Fiscal Year Ending March 31,
	Total	2015	2016	2017	2018	2019	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,301	$132	$288	$212	$129	$98	$442
Marketing commitments	254	48	41	62	24	24	55
Operating leases	148	46	39	23	17	13	10
0.75% Convertible Senior Notes due 2016 interest (a)	12	5	5	2	—	—	—
Other purchase obligations	19	17	2	—	—	—	—
Total unrecognized commitments	1,734	248	375	299	170	135	507

Recognized commitments
0.75% Convertible Senior Notes due 2016 principal (a)	633	—	—	633	—	—	—
Licensing and lease obligations (b)	59	12	11	34	1	1	—
Total recognized commitments	692	12	11	667	1	1	—

Total Commitments	$2,426	$260	$386	$966	$171	$136	$507

(a)
Included in the $12 million coupon interest on the 0.75% Convertible Senior Notes due 2016 is $1 million of accrued interest recognized as of March 31, 2014. We will be obligated to pay the $632.5 million principal amount of the 0.75% Convertible Senior Notes due 2016 in cash and any excess conversion value in shares of our common stock upon redemption of the Notes at maturity on July 15, 2016 or upon earlier redemption. The $632.5 million principal amount excludes $53 million of unamortized discount of the liability component. See Note 12 to the Consolidated Financial Statements for additional information regarding our 0.75% Convertible Senior Notes due 2016.

(b)
See Note 8 to the Consolidated Financial Statements for additional information regarding recognized commitments resulting from our restructuring plans. Lease commitments have not been reduced for approximately $6 million due in the future from third parties under non-cancelable sub-leases.

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of March 31, 2014; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above, as of March 31, 2014, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $188 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Subsequent to March 31, 2014, we entered into or amended various licensor and lease agreements with third parties, which contingently commits us to pay an additional approximately $110 million at various dates through fiscal year 2025.
Also, in addition to what is included in the table above as of March 31, 2014, in connection with our KlickNation and Chillingo acquisitions, we may be required to pay an additional $10 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2015. As of March 31, 2014, we have accrued $4 million of contingent consideration on our Consolidated Balance Sheet representing the estimated fair value of the contingent consideration.

OFF-BALANCE SHEET COMMITMENTS
Lease Commitments
As of March 31, 2014, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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
Foreign Currency Exchange Rate Risk
Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing foreign currency forward and option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets or liabilities associated with our hedging activities are recorded at fair value in other current assets or accrued and other current liabilities on our Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income (expense), net, in our Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income (expense), net, in our Consolidated Statements of Operations. Our hedging programs are designed to reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net revenue and research and development expenses. Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows:

	As of March 31, 2014			As of March 31, 2013
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Option contracts to purchase	$—	$—	$—	$84	$—	$—
Forward contracts to purchase	179	—	3	—	—	—
Total	$179	$—	$3	$84	$—	$—

Option contracts to sell	$—	$—	$—	$149	$6	$—
Forward contracts to sell	363	—	2	—	—	—
Total	$363	$—	$2	$149	$6	$—
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Consolidated Statements of Operations for the fiscal years ended March 31, 2014, 2013 and 2012 was a loss of $9 million, $4 million, and $4 million respectively. During the fiscal years ended March 31, 2014, 2013 and 2012, we reclassified an immaterial amount of the ineffective portion of gains or losses resulting from changes in fair value into interest and other income (expense), net.
Balance Sheet Hedging Activities. We use foreign currency forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts generally have a contractual term of three months or less and are transacted near month-end. Our foreign currency forward contracts that are not designated as hedging instruments are accounted for as derivatives whereby the fair value of the contracts is reported as other current assets or accrued and other current liabilities on our Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income (expense), net, in our Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income (expense), net, in our Consolidated Statements of Operations. In certain cases, the amount of such gains and losses will significantly differ from the amount of gains and losses recognized on the underlying foreign-currency-denominated monetary asset or liability, in which case our results will be impacted. Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows:

	As of March 31, 2014			As of March 31, 2013
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase in exchange for USD	$140	$—	$1	$87	$—	$—
Total	$140	$—	$1	$87	$—	$—

Forward contracts to sell in exchange for USD	$232	$—	$—	$213	$—	$—
Forward contracts to sell in exchange for GBP	—	—	—	6	—	—
Total	$232	$—	$—	$219	$—	$—
The effect of foreign currency forward contracts not designated as hedging instruments in our Consolidated Statements of Operations for the fiscal years ended March 31, 2014, 2013 and 2012 was a loss of $5 million, a loss of $2 million, and a gain of $21 million, respectively.

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
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of March 31, 2014, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value of the premiums on our foreign currency forward and option contracts used in cash flow hedging of $54 million and $108 million, respectively. As of March 31, 2014, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $37 million and $74 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.
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
As of March 31, 2014 and 2013, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of March 31, 2014 and 2013 (in millions):

	As of March 31,
	2014	2013
Corporate bonds	$279	$178
U.S. Treasury securities	114	85
Commercial paper	110	49
U.S. agency securities	80	76
Total short-term investments	$583	$388

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of March 31, 2014, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of March 31, 2014	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$285	$283	$282	$279	$278	$276	$275
U.S. Treasury securities	116	115	114	114	113	112	112
Commercial paper	110	110	110	110	110	110	109
U.S. agency securities	81	81	80	80	79	79	78
Total short-term investments	$592	$589	$586	$583	$580	$577	$574

Item 8:     Financial Statements and Supplementary Data

Other financial statement schedules have been omitted because the information called for in them is not required or has already been included in either the Consolidated Financial Statements or the Notes thereto.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)	March 31, 2014	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,782	$1,292
Short-term investments	583	388
Receivables, net of allowances of $186 and $200, respectively	327	312
Inventories	56	42
Deferred income taxes, net	74	52
Other current assets	316	239
Total current assets	3,138	2,325
Property and equipment, net	510	548
Goodwill	1,723	1,721
Acquisition-related intangibles, net	177	253
Deferred income taxes, net	28	53
Other assets	140	170
TOTAL ASSETS	$5,716	$5,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119	$136
Accrued and other current liabilities	781	737
Deferred net revenue (online-enabled games)	1,490	1,044
Total current liabilities	2,390	1,917
0.75% convertible senior notes due 2016, net	580	559
Income tax obligations	189	205
Deferred income taxes, net	18	1
Other liabilities	117	121
Total liabilities	3,294	2,803
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 311 and 302 shares issued and outstanding, respectively	3	3
Paid-in capital	2,353	2,174
Retained earnings	29	21
Accumulated other comprehensive income	37	69
Total stockholders’ equity	2,422	2,267
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,716	$5,070
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(In millions, except per share data)	2014	2013	2012
Net revenue:
Product	$2,134	$2,738	$3,415
Service and other	1,441	1,059	728
Total net revenue	3,575	3,797	4,143
Cost of revenue:
Product	1,032	1,085	1,374
Service and other	315	303	224
Total cost of revenue	1,347	1,388	1,598
Gross profit	2,228	2,409	2,545
Operating expenses:
Research and development	1,125	1,153	1,180
Marketing and sales	680	788	883
General and administrative	410	354	377
Acquisition-related contingent consideration	(35)	(64)	11
Amortization of intangibles	16	30	43
Restructuring and other charges	(1)	27	16
Total operating expenses	2,195	2,288	2,510
Operating income	33	121	35
Gains on strategic investments, net	—	39	—
Interest and other income (expense), net	(26)	(21)	(17)
Income before provision for (benefit from) income taxes	7	139	18
Provision for (benefit from) income taxes	(1)	41	(58)
Net income	$8	$98	$76
Net income per share:
Basic	$0.03	$0.32	$0.23
Diluted	$0.03	$0.31	$0.23
Number of shares used in computation:
Basic	308	310	331
Diluted	316	313	336
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
(In millions)	2014	2013	2012
Net income	$8	$98	$76
Other comprehensive income (loss), net of tax:
Change in unrealized net gains and losses on available-for-sale securities	—	(46)	(40)
Reclassification adjustment for net realized gains on available-for-sale securities	—	(41)	(2)
Change in unrealized net gains and losses on derivative instruments	(19)	(2)	(4)
Reclassification adjustment for net realized losses on derivative instruments	9	4	4
Foreign currency translation adjustments	(22)	(19)	(4)
Total other comprehensive income (loss), net of tax	(32)	(104)	(46)
Total comprehensive income (loss)	$(24)	$(6)	$30

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, share data in thousands)

	Common Stock		Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2011	332,564	$3	$2,495	$(153)	$219	$2,564
Total comprehensive income	—	—	—	76	(46)	30
Issuance of common stock	7,850	—	12	—	—	12
Equity issued in connection with acquisition	4,356	—	87	—	—	87
Equity value of convertible note issuance, net	—	—	105	—	—	105
Purchase of convertible note hedge	—	—	(107)	—	—	(107)
Sale of common stock warrants	—	—	65	—	—	65
Repurchase and retirement of common stock	(24,547)	—	(471)	—	—	(471)
Stock-based compensation	—	—	170	—	—	170
Tax benefit from exercise of stock options	—	—	3	—	—	3
Balances as of March 31, 2012	320,223	3	2,359	(77)	173	2,458
Total comprehensive loss	—	—	—	98	(104)	(6)
Issuance of common stock	7,801	—	1	—	—	1
Repurchase and retirement of common stock	(25,860)	—	(349)	—	—	(349)
Stock-based compensation	—	—	164	—	—	164
Tax costs from exercise of stock options	—	—	(1)	—	—	(1)
Balances as of March 31, 2013	302,164	3	2,174	21	69	2,267
Total comprehensive loss	—	—	—	8	(32)	(24)
Issuance of common stock	9,278	—	16	—	—	16
Stock-based compensation	—	—	150	—	—	150
Tax benefit from exercise of stock options	—	—	13	—	—	13
Balances as of March 31, 2014	311,442	$3	$2,353	$29	$37	$2,422
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In millions)	2014	2013	2012
OPERATING ACTIVITIES
Net income	$8	$98	$76
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	227	264	216
Stock-based compensation	150	164	170
Acquisition-related contingent consideration	(35)	(64)	11
Net (gains) losses on investments and disposal of property and equipment	2	(37)	(12)
Non-cash restructuring charges	—	7	(6)
Change in assets and liabilities:
Receivables, net	(12)	56	(14)
Inventories	(13)	16	21
Other assets	(56)	15	(101)
Accounts payable	(18)	(78)	(50)
Accrued and other liabilities	(3)	(106)	13
Deferred income taxes, net	16	(7)	(90)
Deferred net revenue (online-enabled games)	446	(4)	43
Net cash provided by operating activities	712	324	277
INVESTING ACTIVITIES
Capital expenditures	(97)	(106)	(172)
Proceeds from sale of property and equipment	—	—	26
Proceeds from sale of marketable equity securities	—	72	—
Proceeds from maturities and sales of short-term investments	401	459	526
Purchase of short-term investments	(600)	(414)	(468)
Acquisition-related restricted cash	—	31	75
Acquisition of subsidiaries, net of cash acquired	(5)	(10)	(676)
Net cash provided by (used in) investing activities	(301)	32	(689)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	77	34	57
Proceeds from borrowings on convertible senior notes, net of issuance costs	—	—	617
Proceeds from issuance of warrants	—	—	65
Purchase of convertible note hedge	—	—	(107)
Payment of debt issuance costs	—	(2)	—
Excess tax benefit from stock-based compensation	13	—	4
Repurchase and retirement of common stock	—	(349)	(471)
Acquisition-related contingent consideration payment	(1)	(28)	(25)
Net cash provided by (used in) financing activities	89	(345)	140
Effect of foreign exchange on cash and cash equivalents	(10)	(12)	(14)
Increase (decrease) in cash and cash equivalents	490	(1)	(286)
Beginning cash and cash equivalents	1,292	1,293	1,579
Ending cash and cash equivalents	$1,782	$1,292	$1,293
Supplemental cash flow information:
Cash paid (refunded) during the year for income taxes, net	$29	$26	$(4)
Cash paid during the year for interest	$6	$5	$2
Non-cash investing activities:
Change in unrealized net gains on available-for-sale securities	$—	$(46)	$(40)
Equity issued in connection with acquisition	$—	$—	$87
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We develop, market, publish and distribute game software content and services that can be played by consumers on a variety of platforms, including video game consoles (such as PlayStation 3 and 4 from Sony and Xbox 360 and Xbox One from Microsoft), personal computers, mobile phones and tablets. Our ability to deliver games and services across multiple platforms, through multiple distribution channels, and directly to consumers (online and wirelessly) has been, and will continue to be, a cornerstone of our product strategy. We have adopted new business models and alternative revenue streams (such as subscription, micro-transactions, and advertising) in connection with our online and wireless product and service offerings. Some of our games are based on our wholly-owned intellectual property (e.g., Battlefield, Mass Effect, Need for Speed, Dragon Age, The Sims, Bejeweled, and Plants vs. Zombies), and some of our games are based on content that we license from others (e.g., FIFA, Madden NFL and Star Wars). Our goal is to turn our intellectual properties into year-round businesses available on a range of platforms. Our products and services may be purchased through physical and online retailers, platform providers such as console manufacturers and mobile carriers via digital downloads, as well as directly through our own distribution platform, including online portals such as Origin.
A summary of our significant accounting policies applied in the preparation of our Consolidated Financial Statements follows:
Consolidation
The accompanying Consolidated Financial Statements include the accounts of Electronic Arts Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ended March 31, 2014, 2013 and 2012 each contained 52 weeks and ended on March 29, 2014, March 30, 2013, and March 31, 2012, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month-end.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. Such estimates include sales returns and allowances, provisions for doubtful accounts, accrued liabilities, offering periods for deferred net revenue, multiple-element arrangements, income taxes, losses on royalty commitments, estimates regarding the recoverability of prepaid royalties, inventories, long-lived assets, assets acquired and liabilities assumed in business combinations, certain estimates related to the measurement and recognition of costs resulting from our share-based payment awards, deferred income tax assets and associated valuation allowances, as well as estimates used in our goodwill, intangibles and short-term investment impairment tests. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and future trends, can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from our estimates.
Cash, Cash Equivalents, and Short-Term Investments
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
Unrealized gains and losses on our short-term investments are recorded as a component of accumulated other comprehensive income in stockholders’ equity, net of tax, until either (1) the security is sold, (2) the security has matured, or (3) we determine that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. Realized gains and losses on our short-term investments are calculated based on the specific identification method and are reclassified from accumulated other comprehensive income to interest and other income (expense), net, and gains on strategic investments, net, respectively. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold.
Our short-term investments are evaluated for impairment quarterly. We consider various factors in determining whether we should recognize an impairment charge, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and any contractual terms impacting the prepayment or settlement process. If we conclude that an investment is other-than-temporarily impaired, we recognize an impairment charge at that time in our Consolidated Statements of Operations.
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
Property and Equipment, Net
Property and equipment, net, are stated at cost. Depreciation is calculated using the straight-line method over the following useful lives:

Buildings	20 to 25 years
Computer equipment and software	3 to 6 years
Office equipment, furniture and fixtures	3 to 5 years
Warehouse equipment and other	5 years
Leasehold improvements	Lesser of the lease term or the estimated useful lives of the improvements, generally 1 to 10 years
We capitalize costs associated with internal-use software that have reached the application development stage and meet recoverability tests. Such capitalized costs include external direct costs utilized in developing or obtaining the software, and payroll and payroll-related expenses for employees who are directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. The net book value of capitalized costs associated with internal-use software was $74 million and $81 million as of March 31, 2014 and 2013, respectively. Once the internal-use software is ready for its intended use, the assets are depreciated on a straight-line basis over each asset’s estimated useful life, which is generally three years.
Acquisition-Related Intangibles and Other Long-Lived Assets
We record acquisition-related intangible assets that have finite useful lives, such as developed and core technology, in connection with business combinations. We amortize the cost of acquisition-related intangible assets on a straight-line basis over the lesser of their estimated useful lives or the agreement terms, typically from two to fourteen years. We evaluate acquisition-related intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. This includes assumptions about future prospects for the business that the asset relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our Consolidated Balance Sheets to reflect its estimated fair value. When we consider such assets to be impaired, the amount of impairment we recognize is measured by the amount by which the carrying amount of the asset exceeds its fair value. There were no material impairments in fiscal year 2014. We recognized $39 million and $12 million in impairment charges in fiscal years 2013 and 2012, respectively. The charges for fiscal year 2013 consist of $34 million and $5 million that were recognized in cost of revenue and amortization of intangibles, respectively, on our Consolidated Statement of Operations. The charges for fiscal year 2012 of $12 million were included in cost of revenue on our Consolidated Statements of Operations.

Goodwill
In assessing impairment on our goodwill, we first analyze qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The qualitative factors we assess include long-term prospects of our performance, share price trends, market capitalization, and Company specific events. If we conclude it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, we do not need to perform the two-step impairment test. If based on that assessment, we believe it is more likely than not that the fair value of the reporting unit is less than its carrying value, a two-step goodwill impairment test will be performed. The first step measures for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to the individual assets and liabilities within each reporting unit. Reporting units are determined by the components of operating segments that constitute a business for which (1) discrete financial information is available, (2) segment management regularly reviews the operating results of that component, and (3) whether the component has dissimilar economic characteristics to other components. We determined that it was more likely than not that the fair value of our reporting unit exceeded its carrying amount and, as such, we did not need to perform the two-step impairment test.
During the fiscal years ended March 31, 2014, 2013 and 2012, we completed our annual goodwill impairment testing in the fourth quarter of each year and did not recognize any impairment charges on goodwill in fiscal years 2014, 2013, and 2012.
Revenue Recognition, Sales Returns and Allowances, and Bad Debt Reserves
We derive revenue principally from sales of interactive software games, and related content and services on (1) video game consoles (such as PlayStation 3 and 4 from Sony and Xbox 360 and Xbox One from Microsoft) and PCs, and (2) mobile phones and tablets. We evaluate revenue recognition based on the criteria set forth in FASB Accounting Standards Codification (“ASC”) 605, Revenue Recognition and ASC 985-605, Software: Revenue Recognition. We classify our revenue as either product revenue or service and other revenue.

Product revenue. Our product revenue includes revenue associated with the sale of software games or related content, whether delivered via a physical disc (e.g., packaged goods) or delivered digitally via the Internet (e.g., full-game downloads, micro-transactions), and licensing of game software to third-parties. Product revenue also includes revenue from mobile full game downloads that do not require our hosting support, and sales of tangible products such as hardware, peripherals, or collectors’ items.

Service and other revenue. Our service revenue includes revenue recognized from time-based subscriptions and games or related content that requires our hosting support in order to utilize the game or related content (i.e., can only be played with an Internet connection). This includes (1) entitlements to content that are accessed through hosting services (e.g., micro-transactions for Internet-based, social network and mobile games), (2) massively multi-player online (“MMO”) games (both software game and subscription sales), (3) subscriptions for our Battlefield Premium and Pogo-branded online game services, and (4) allocated service revenue from sales of software games with an online service element (i.e., “matchmaking” service). Our other revenue includes advertising and non-software licensing revenue.

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

Prior to July 1, 2013, for most sales we estimated the offering period to be six months and recognized revenue over this period in the month after delivery. During the three month ended June 30, 2013, we completed our annual evaluation of the estimated offering period and noted that generally, consumers are playing our games online over a larger period of time. Based on this, we concluded that for physical software sales made after June 30, 2013, the estimated offering period should be increased to nine months, resulting in revenue being recognized over a longer period of time. The estimated offering period for digitally distributed software games is six months.
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

Principal Agent Considerations
In accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, we evaluate sales of our interactive software games via third party storefronts, including digital storefronts such as Xbox Live Marketplace, Sony PSN, Apple AppStore, Google Play) in order to determine whether or not we are acting as the principal or as an agent, which we consider in determining if revenue should be reported gross or net of fees retained by the storefront. Key indicators that we evaluate in determining gross versus net treatment include but are not limited to the following:

•	The party responsible for delivery/fulfillment of the product or service to the end consumer

•	The party responsible for the billing, collection of fees and refunds to the consumer

•	The storefront and Terms of Sale that govern the consumer’s purchase of the product or service

•	The party that sets the pricing with the consumer and has credit risk

Based on the evaluation of the above indicators, we have determined that we are generally acting as an agent and are not considered the primary obligor to consumers for our interactive software games distributed through third party digital storefronts. We therefore recognize revenue related to these arrangements on a net basis.

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
Concentration of Credit Risk, Significant Customers and Channel Partners
We extend credit to various retailers and channel partners. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. Although we generally do not require collateral, we perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. Invoices are aged based on contractual terms with our customers. The provision for doubtful accounts is recorded as a charge to general and administrative expense when a potential loss is identified. Losses are written off against the allowance when the receivable is determined to be uncollectible. Worldwide, we had three customers who accounted for approximately 17 percent, 15 percent, and 11 percent and two customers who accounted for 13 percent and 10 percent of our consolidated gross receivables as of March 31, 2014 and 2013, respectively. We did not have any additional customers that exceeded 10 percent of our consolidated gross receivables as of March 31, 2014 and 2013.

A majority of our sales are made to major retailers and distributors. During the fiscal year ended March 31, 2014, approximately 68 percent of our North America net revenue was derived from our top ten customers. Though our products are available to consumers through a variety of retailers and directly through us, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products.

Currently, a majority of our revenue is derived through sales of products and services on hardware consoles from Sony and Microsoft. For the fiscal year ended March 31, 2014 (the fiscal year in which the PlayStation 4 and Xbox One were released), 55 percent of our net revenue was for products and services on Sony’s PlayStation 3 and 4 and Microsoft’s Xbox 360 and One consoles (combined across all four platforms). In the fiscal years ended March 31, 2013 and 2012, 60 percent and 61 percent of our net revenue was for products and services on the PlayStation 3 and Xbox 360 combined. These platform partners have significant influence over the products and services that we offer on their platform. Our agreements with Sony and Microsoft typically give significant control to them over the approval, manufacturing and distribution of our products and services, which could, in certain circumstances, leave us unable to get our products and services approved, manufactured and provided to customers.
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
We are also reimbursed by our vendors for certain advertising costs incurred by us that benefit our vendors. Such amounts are recognized as a reduction of marketing and sales expense if the advertising (1) is specific to the vendor, (2) represents an identifiable benefit to us, and (3) represents an incremental cost to us. Otherwise, vendor reimbursements are recognized as a reduction of cost of revenue as the related revenue is recognized. Vendor reimbursements of advertising costs of $66 million, $45 million, and $39 million reduced marketing and sales expense for the fiscal years ended March 31, 2014, 2013 and 2012, respectively. For the fiscal years ended March 31, 2014, 2013 and 2012, advertising expense, net of vendor reimbursements, totaled approximately $217 million, $240 million, and $321 million, respectively.
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
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Net foreign currency transaction gains (losses) of $4 million, $2 million, and $(29) million for the fiscal years ended March 31, 2014, 2013 and 2012, respectively, are included in interest and other income (expense), net, in our Consolidated Statements of Operations.
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

Based on the assumptions and requirements noted above, we have recorded a valuation allowance against most of our U.S. deferred tax assets. In addition, we expect to provide a valuation allowance on future U.S. tax benefits until we can sustain a level of profitability in the U.S., or until other significant positive evidence arises that suggest that these benefits are more likely than not to be realized.
Impact of Recently Issued Accounting Standards
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). The amendments of this ASU require that only the disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. The disclosure requirements will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2014, and will require prospective application. Early adoption is permitted. We expect to adopt this new standard in the first quarter of fiscal year 2016. We do not expect the adoption to have a material impact on our Consolidated Financial Statements.
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 220): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments of this ASU require that entities that have an unrecognized tax benefit and a net operating loss carryforward or similar tax loss or tax credit carryforward in the same jurisdiction as the uncertain tax position present the unrecognized tax benefit as a reduction of the deferred tax asset for the loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the loss or tax credit carryforward under the tax law. The disclosure requirements will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2013, and will require prospective application. Early adoption is permitted. The adoption will impact our balance sheet only, and we expect to adopt this new standard in the first quarter of fiscal year 2015. While we have not completed our analysis, we anticipate the adoption will result in equal reductions to both deferred tax assets and noncurrent income tax obligations between $80 million and $90 million.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2014 and 2013, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2014	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$588	$588	$—	$—	Cash equivalents
Available-for-sale securities:
Corporate bonds	279	—	279	—	Short-term investments
Commercial paper	146		146		Short-term investments and cash equivalents
U.S. Treasury securities	118	118	—	—	Short-term investments and cash equivalents
U.S. agency securities	89	—	89	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	9	9	—	—	Other assets
Total assets at fair value	$1,229	$715	$514	$—
Liabilities
Contingent consideration (b)	$4	$—	$—	$4	Accrued and other current liabilities and other liabilities
Foreign currency derivatives	6	—	6	—	Accrued and other current liabilities
Deferred compensation plan liabilities (a)	9	9	—	—	Other liabilities
Total liabilities at fair value	$19	$9	$6	$4

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2013	$43
Change in fair value (c)	(35)
Payments (d)	(4)
Balance as of March 31, 2014	$4

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2013	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$469	$469	$—	$—	Cash equivalents
Available-for-sale securities:
Corporate bonds	178	—	178	—	Short-term investments
U.S. agency securities	91	—	91	—	Short-term investments and cash equivalents
U.S. Treasury securities	88	88	—	—	Short-term investments and cash equivalents
Commercial paper	73	—	73	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	11	11	—	—	Other assets
Foreign currency derivatives	6	—	6	—	Other current assets
Total assets at fair value	$916	$568	$348	$—
Liabilities
Contingent consideration (b)	$43	$—	$—	$43	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	12	12	—	—	Other liabilities
Total liabilities at fair value	$55	$12	$—	$43

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2012	$112
Change in fair value (c)	(64)
Payments (d)	(5)
Balance as of March 31, 2013	$43

(a)	The Deferred Compensation Plan assets consist of various mutual funds. See Note 15 for additional information regarding our Deferred Compensation Plan.

(b)
The contingent consideration as of March 31, 2014 represents the estimated fair value of the additional variable cash consideration payable in connection with our acquisitions of KlickNation Corporation (“KlickNation”) and Chillingo Limited (“Chillingo”) that are contingent upon the achievement of certain performance milestones. The contingent consideration as of March 31, 2013 represents the estimated fair value of the additional variable cash consideration payable in connection with our acquisitions of PopCap Games, Inc. (“PopCap”), KlickNation and Chillingo that are contingent upon the achievement of certain performance milestones. We estimated the fair value of the acquisition-related contingent consideration payable using probability-weighted discounted cash flow models, and applied a discount rate that appropriately captures the risk associated with the obligation. The weighted average of the discount rates used during the fiscal year 2014 was 18 percent. The weighted average of the discount rates used during the fiscal year 2013 was 13 percent. The significant unobservable input used in the fair value measurement of the contingent consideration payable are forecasted earnings. Significant changes in forecasted earnings would result in a significantly higher or lower fair value measurement. At March 31, 2014 and March 31, 2013, the fair market value of acquisition-related contingent consideration totaled $4 million and $43 million, respectively, compared to a maximum potential payout of $10 million and $566 million, respectively.

(c)	The change in fair value is reported as acquisition-related contingent consideration in our Consolidated Statements of Operations.

(d)
During fiscal year 2014, we made payments totaling $4 million to settle certain performance milestones achieved in connection with one of our acquisitions. During fiscal year 2013, we made payments totaling $5 million to settle certain performance milestones achieved in connection with two of our acquisitions.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
During fiscal year 2014, our assets that were measured and recorded at fair value on a nonrecurring basis and the related impairments on those assets were as follows (in millions):

		Fair Value Measurements Using
	Net Carrying Value as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Impairments for the Fiscal Year Ended March 31, 2014
		(Level 1)	(Level 2)	(Level 3)
Assets
Royalty-based asset	$—	$—	$—	$—	$17
Total impairments recorded for non-recurring measurements on assets held as of March 31, 2014					$17
During fiscal year 2014, we became aware of facts and circumstances that indicated that the carrying value of one of our royalty-based assets was not recoverable. The impairment charges are included in cost of revenue on our Consolidated Statements of Operations.
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
During fiscal year 2013, we became aware of facts and circumstances that indicated that the carrying value of some of our acquisition-related intangible assets were not recoverable. We recognized impairment charges of $34 million and $5 million in cost of revenue and amortization of intangibles, respectively, on our Consolidated Statements of Operations.
(3)  FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of March 31, 2014 and 2013, our cash and cash equivalents were $1,782 million and $1,292 million, respectively. Cash equivalents were valued at their carrying amounts as they approximate fair value due to the short maturities of these financial instruments.
Short-Term Investments
Short-term investments consisted of the following as of March 31, 2014 and 2013 (in millions):

	As of March 31, 2014				As of March 31, 2013
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$279	$—	$—	$279	$177	$1	$—	$178
U.S. Treasury securities	114	—	—	114	85	—	—	85
Commercial paper	110	—	—	110	49	—	—	49
U.S. agency securities	80	—	—	80	76	—	—	76
Short-term investments	$583	$—	$—	$583	$387	$1	$—	$388

We evaluate our investments for impairment quarterly. Factors considered in the review of investments with an unrealized loss include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and any contractual terms impacting the prepayment or settlement process. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of March 31, 2014 and 2013.
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of March 31, 2014 and 2013 (in millions):

	As of March 31, 2014		As of March 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$318	$318	$160	$160
Due in 1-2 years	156	156	126	127
Due in 2-3 years	104	104	101	101
Due in 3-4 years	5	5	—	—
Short-term investments	$583	$583	$387	$388
0.75% Convertible Senior Notes Due 2016
The following table summarizes the carrying value and fair value of our 0.75% Convertible Senior Notes due 2016 as of March 31, 2014 and 2013 (in millions):

	As of March 31, 2014		As of March 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
0.75% Convertible Senior Notes due 2016	$580	$731	$559	$614
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
We transact business in various foreign currencies and have significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign currency forward and option contracts, generally with maturities of 15 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in certain foreign currencies. Our cash flow risks are primarily related to fluctuations in the Euro, British pound sterling, Canadian dollar, and Swedish Krona. In addition, we utilize foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts not designated as hedging instruments generally have a contractual term of approximately 3 months or less and are transacted near month-end. At each quarter-end, the fair value of the foreign currency forward contracts is generally not significant. We do not use foreign currency option or foreign currency forward contracts for speculative or trading purposes.

Cash Flow Hedging Activities
Our foreign currency option and certain of our forward contracts are designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression analysis, as well as other timing and probability criteria. To qualify for hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The derivative assets or liabilities associated with our hedging activities are recorded at fair value in other current assets or accrued and other liabilities on our Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income (expense), net, in our Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income (expense), net, in our Consolidated Statements of Operations.
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows:

	As of March 31, 2014			As of March 31, 2013
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Option contracts to purchase	$—	$—	$—	$84	$—	$—
Forward contracts to purchase	179	—	3	—	—	—
Total	$179	$—	$3	$84	$—	$—

Option contracts to sell	$—	$—	$—	$149	$6	$—
Forward contracts to sell	363	—	2	—	—	—
Total	$363	$—	$2	$149	$6	$—
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Consolidated Statements of Operations for the fiscal years ended March 31, 2014, 2013 and 2012 was a loss of $9 million, $4 million, and $4 million respectively. During the fiscal years ended March 31, 2014, 2013 and 2012, we reclassified an immaterial amount of the ineffective portion of gains or losses resulting from changes in fair value into interest and other income (expense), net.
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

Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows:

	As of March 31, 2014			As of March 31, 2013
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase in exchange for USD	$140	$—	$1	$87	$—	$—
Total	$140	$—	$1	$87	$—	$—

Forward contracts to sell in exchange for USD	$232	$—	$—	$213	$—	$—
Forward contracts to sell in exchange for GBP	—	—	—	6	—	—
Total	$232	$—	$—	$219	$—	$—
The effect of foreign currency forward contracts not designated as hedging instruments in our Consolidated Statements of Operations for the fiscal years ended March 31, 2014, 2013 and 2012, was as follows (in millions):

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Year Ended March 31,
		2014	2013	2012
Foreign currency forward contracts not designated as hedging instruments	Interest and other income (expense), net	$(5)	$(2)	$21

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the fiscal years ended March 31, 2014, 2013 and 2012 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2011	$125	$(2)	$96	$219
Other comprehensive loss before reclassifications	(40)	(4)	(4)	(48)
Amounts reclassified from accumulated other comprehensive income	(2)	4	—	2
Net current-period other comprehensive income (loss)	(42)	—	(4)	(46)
Balances as of March 31, 2012	$83	$(2)	$92	$173
Other comprehensive loss before reclassifications	$(46)	$(2)	$(19)	$(67)
Amounts reclassified from accumulated other comprehensive income	(41)	4	—	(37)
Net current-period other comprehensive income (loss)	(87)	2	(19)	(104)
Balances as of March 31, 2013	(4)	—	73	69
Other comprehensive loss before reclassifications	$—	$(19)	$(22)	$(41)
Amounts reclassified from accumulated other comprehensive income	—	9	—	9
Net current-period other comprehensive income (loss)	—	(10)	(22)	(32)
Balances as of March 31, 2014	(4)	(10)	51	37

The effects on net loss of amounts reclassified from accumulated other comprehensive income (loss) for the fiscal years ended March 31, 2014, 2013 and 2012 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (loss)
Details about Accumulated Other Comprehensive Income (Loss) Components	Year Ended March 31, 2014	Year Ended March 31, 2013	Year Ended March 31, 2012	Statement of Operations Classification
Reclassification adjustment for realized gains on available-for-sale securities
	$—	$(39)	$—	Gains on strategic investments
	—	(2)	(2)	Interest and other income (expense)
	—	(41)	(2)	Net of tax

Reclassification adjustment for net realized losses on derivative instruments
	7	3	3	Net revenue
	2	1	1	Research and development
	9	4	4	Net of tax

Total amount reclassified, net of tax	$9	$(37)	$2

(6)  BUSINESS COMBINATIONS
Fiscal Year 2014 Acquisitions
During the fiscal year ended March 31, 2014, we completed one acquisition that did not have a significant impact on our Consolidated Financial Statements.
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
In addition, we were required to pay additional variable cash consideration that was contingent upon the achievement of certain performance milestones through December 31, 2013 and was limited to a maximum of $550 million based on achievement of certain non-GAAP earnings targets before interest and tax. As of December 31, 2013, performance milestones were not met, resulting in the expiration of the earn-out. No payments were made under this earn-out.

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
All of the goodwill was initially assigned to our EA Labels operating segment and subsequently assigned to our operating segment. None of the goodwill recognized upon acquisition is deductible for tax purposes. See Note 7 for additional information related to the changes in the carrying amount of goodwill and Note 18 for segment information.
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
There were six in-process research and development projects acquired as of the acquisition date each with $4 million or less of assigned fair value and $15 million of aggregate fair value. Additionally, each project had less than $2 million of estimated costs to complete, and aggregate cost to complete was $5 million. As of the acquisition date, the weighted-average estimated percentage completion of all six projects combined was 36 percent. Certain development projects were completed beginning in the fourth quarter of fiscal year 2012 with the remaining projects completed in fiscal year 2014.
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

(7) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2014 are as follows (in millions):

	As of March 31, 2013	Activity	Effects of Foreign Currency Translation	As of March 31, 2014
Goodwill	$2,089	$5	$(3)	$2,091
Accumulated impairment	(368)	—	—	(368)
Total	$1,721	$5	$(3)	$1,723
The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2013 are as follows (in millions):

	As of March 31, 2012	Activity	Effects of Foreign Currency Translation	As of March 31, 2013
Goodwill	$2,086	$3	$—	$2,089
Accumulated impairment	(368)	—	—	(368)
Total	$1,718	$3	$—	$1,721
Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. Goodwill is not amortized, but rather subject to at least an annual assessment for impairment by applying a fair value-based test. Our goodwill is fully attributed to our operating segment. See Note 18 for additional information regarding our segment information.
Acquisition-related intangibles, consisted of the following (in millions):

	As of March 31, 2014			As of March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$531	$(385)	$146	$527	$(324)	$203
Trade names and trademarks	130	(105)	25	130	(99)	31
Registered user base and other intangibles	87	(87)	—	87	(84)	3
Carrier contracts and related	85	(79)	6	85	(73)	12
In-process research and development	—	—	—	4	—	4
Total	$833	$(656)	$177	$833	$(580)	$253

Amortization of intangibles and impairment charges recognized for our acquisition-related intangible assets for the fiscal years ended March 31, 2014, 2013 and 2012 are classified in the Consolidated Statement of Operations as follows (in millions):

	Year Ended March 31,
	2014	2013	2012
Cost of product	$33	$55	$35
Cost of service and other	27	38	17
Operating expenses	16	30	43
Total	$76	$123	$95
Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from 2 to 14 years. As of March 31, 2014 and 2013, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 3.2 years and 3.9 years for each period, respectively.

As of March 31, 2014, future amortization of acquisition-related intangibles that will be recorded in the Consolidated Statement of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2015	$65
2016	53
2017	32
2018	12
2019	8
Thereafter	7
Total	$177

(8) RESTRUCTURING AND OTHER CHARGES
Restructuring and other restructuring plan-related information as of March 31, 2014 was as follows (in millions):

	Fiscal 2013 Restructuring			Fiscal 2011 Restructuring		Other Restructurings and Reorganization
	Workforce	Facilities- related	Other	Workforce	Other	Facilities- related	Other	Total
Balances as of March 31, 2011	$—	$—	$—	$3	$101	$8	$5	$117
Charges to operations	—	—	—	(1)	21	(12)	8	16
Charges settled in cash	—	—	—	(2)	(47)	7	(13)	(55)
Balances as of March 31, 2012	—	—	—	—	75	3	—	78
Charges to operations	10	3	9	—	6	(1)	—	27
Charges settled in cash	(10)	—	(1)	—	(24)	(1)	—	(36)
Charges settled in non-cash	—	(1)	(7)	—	—	1	—	(7)
Balances as of March 31, 2013	—	2	1	—	57	2	—	62
Charges to operations	—	1	—	—	(2)	—	—	(1)
Charges settled in cash	—	(2)	—	—	(8)	(1)	—	(11)
Balances as of March 31, 2014	$—	$1	$1	$—	$47	$1	$—	$50

Fiscal 2013 Restructuring

In fiscal year 2013, we announced a restructuring plan to align our cost structure with our ongoing digital transformation. Under this plan, we reduced our workforce, terminated licensing agreements, and consolidated or closed various facilities. We completed all actions under this restructuring plan during fiscal year 2013.

Since the inception of the fiscal 2013 restructuring plan through March 31, 2014, we have incurred charges of $23 million, consisting of (1) $10 million in employee-related expenses, (2) $9 million related to license termination costs, and (3) $4 million related to the closure of certain of our facilities. Substantially all of these costs were settled in cash by March 31, 2013, with the exception of approximately $2 million of license and lease termination costs, which will be settled by August 2016. We do not expect to incur any additional restructuring charges under this plan.
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
Since the inception of the fiscal 2011 restructuring plan through March 31, 2014, we have incurred charges of $172 million, consisting of (1) $129 million related to the amendment of certain licensing agreements and other intangible asset impairment costs, (2) $31 million related to the amendment of certain developer agreements, and (3) $12 million in employee-related expenses. The $47 million restructuring accrual as of March 31, 2014 related to the fiscal 2011 restructuring is expected to be settled by June 2016. We currently estimate recognizing in future periods through June 2016, approximately $7 million for the accretion of interest expense related to our amended licensing and developer agreements. This interest expense will be included in restructuring and other charges in our Consolidated Statement of Operations.

Overall, including $172 million in charges incurred through March 31, 2014, we expect to incur total cash and non-cash charges between $175 million and $180 million by June 2016. These charges will consist primarily of (1) charges, including accretion of interest expense, related to the amendment of certain licensing and developer agreements and other intangible asset impairment costs (approximately $167 million) and (2) employee-related costs ($12 million).
Other Restructurings and Reorganization
We also engaged in various other restructurings and a reorganization based on management decisions made prior to fiscal 2011. We do not expect to incur any additional restructuring charges under these plans. The $1 million restructuring accrual as of March 31, 2014 related to our other restructuring plans is expected to be settled by September 2016.

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
Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product sales. Any impairments or losses determined before the launch of a product are generally charged to research and development expense. Impairments or losses determined post-launch are charged to cost of revenue. We evaluate long-lived royalty-based assets for impairment generally using undiscounted cash flows when impairment indicators exist. Unrecognized minimum royalty-based commitments are accounted for as executory contracts, and therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated. During fiscal year 2014, we recognized losses of $35 million, inclusive of impairment charges of $17 million on royalty-based assets and $18 million of losses on previously unrecognized royalty-based commitments. During fiscal year 2013, we recognized losses of $15 million on previously unrecognized royalty-based commitments, inclusive of $9 million in license termination costs related to our fiscal 2013 restructuring. The losses related to restructuring and other plan-related activities are presented in Note 8.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of March 31,
	2014	2013
Other current assets	$97	$63
Other assets	58	93
Royalty-related assets	$155	$156

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

	As of March 31,
	2014	2013
Accrued royalties	$73	$103
Other accrued expenses	7	21
Other liabilities	53	46
Royalty-related liabilities	$133	$170
As of March 31, 2014, $1 million of restructuring accruals related to the fiscal 2013 restructuring plan, and $47 million of restructuring accruals related to the fiscal 2011 restructuring plan is included in royalty-related liabilities in the table above. See Note 8 for details of restructuring and other restructuring plan-related activities and Note 10 for the details of our accrued and other current liabilities.
In addition, as of March 31, 2014, we were committed to pay approximately $1,301 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Consolidated Financial Statements.
(10)  BALANCE SHEET DETAILS
Inventories
Inventories as of March 31, 2014 and 2013 consisted of (in millions):

	As of March 31,
	2014	2013
Finished goods	$55	$41
Raw materials and work in process	1	1
Inventories	$56	$42

Property and Equipment, Net
Property and equipment, net, as of March 31, 2014 and 2013 consisted of (in millions):

	As of March 31,
	2014	2013
Computer equipment and software	$718	$660
Buildings	327	336
Leasehold improvements	129	129
Office equipment, furniture and fixtures	67	72
Land	63	64
Warehouse equipment and other	10	10
Construction in progress	5	8
	1,319	1,279
Less accumulated depreciation	(809)	(731)
Property and equipment, net	$510	$548
Depreciation expense associated with property and equipment was $126 million, $118 million and $102 million for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities as of March 31, 2014 and 2013 consisted of (in millions):

	As of March 31,
	2014	2013
Other accrued expenses	$328	$338
Accrued compensation and benefits	259	217
Accrued royalties	73	103
Deferred net revenue (other)	121	79
Accrued and other current liabilities	$781	$737

Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements and other revenue for which revenue recognition criteria has not been met.
Deferred Net Revenue (Online-Enabled Games)
Deferred net revenue (online-enabled games) was $1,490 million and $1,044 million as of March 31, 2014 and 2013, respectively. Deferred net revenue (online-enabled games) generally includes the unrecognized revenue from bundled sales of certain online-enabled games for which we do not have VSOE for the obligation to provide unspecified updates. We recognize revenue from the sale of online-enabled games for which we do not have VSOE for the unspecified updates on a straight-line basis, generally over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally-distributed games. However, we expense the cost of revenue related to these transactions during the period in which the product is delivered (rather than on a deferred basis).
(11)  INCOME TAXES
The components of our income before provision for (benefit from) income taxes for the fiscal years ended March 31, 2014, 2013 and 2012 are as follows (in millions):

	Year Ended March 31,
	2014	2013	2012
Domestic	$(146)	$(15)	$(51)
Foreign	153	154	69
Income before provision for (benefit from) income taxes	$7	$139	$18

Provision for (benefit from) income taxes for the fiscal years ended March 31, 2014, 2013 and 2012 consisted of (in millions):

	Current	Deferred	Total
Year Ended March 31, 2014
Federal	$(2)	$(9)	$(11)
State	1	(2)	(1)
Foreign	8	3	11
	$7	$(8)	$(1)
Year Ended March 31, 2013
Federal	$—	$5	$5
State	—	1	1
Foreign	39	(4)	35
	$39	$2	$41
Year Ended March 31, 2012
Federal	$36	$(89)	$(53)
State	3	(2)	1
Foreign	(11)	5	(6)
	$28	$(86)	$(58)

Current income tax provision includes tax benefits allocated directly to contributed capital of $12 million and $4 million for fiscal years 2014 and 2012, respectively, and none for fiscal year 2013.

The differences between the statutory tax expense rate and our effective tax expense (benefit) rate, expressed as a percentage of income before provision for (benefit from) income taxes, for the fiscal years ended March 31, 2014, 2013 and 2012 were as follows:

	Year Ended March 31,
	2014	2013	2012
Statutory federal tax expense rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(242.9)%	(5.0)%	(33.5)%
Differences between statutory rate and foreign effective tax rate	(142.9)%	(15.2)%	(33.5)%
Valuation allowance	936.5%	35.0%	(195.1)%
Research and development credits	(128.6)%	(8.6)%	(39.2)%
Non-deductible acquisition-related costs and tax expense from integration restructurings	—	—	16.7%
Differences between book and tax on sale of strategic investments	—	(15.2)%	—
Resolution of tax matters with authorities	(657.1)%	—	—
Expiration of statutes of limitations	—	—	(266.8)%
Non-deductible stock-based compensation	385.7%	21.5%	205.6%
Acquisition-related contingent consideration	(185.7)%	(16.5)%	—
Other	(14.3)%	(1.5)%	(11.4)%
Effective tax expense (benefit) rate	(14.3)%	29.5%	(322.2)%
In connection with a review of our cash position including potential future cash needs for stock repurchases and debt retirement, we made a one-time repatriation of $700 million from certain of our wholly-owned subsidiaries during the three months ended March 31, 2014. This repatriation did not have a material impact on our effective tax rate for fiscal 2014 due to the deferred tax valuation allowance.
Undistributed earnings of our foreign subsidiaries amounted to approximately $150 million as of March 31, 2014, principally related to Electronic Arts (Canada). Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The components of net deferred tax assets, as of March 31, 2014 and 2013 consisted of (in millions):

	As of March 31,
	2014	2013
Deferred tax assets:
Accruals, reserves and other expenses	$163	$179
Tax credit carryforwards	462	214
Stock-based compensation	43	46
Net operating loss & capital loss carryforwards	199	286
Total	867	725
Valuation allowance	(675)	(510)
Deferred tax assets, net of valuation allowance	192	215
Deferred tax liabilities:
Depreciation	(12)	(16)
State effect on federal taxes	(63)	(56)
Amortization	(28)	(34)
Prepaids and other liabilities	(9)	(11)
Total	(112)	(117)
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$80	$98
The valuation allowance increased by $165 million in fiscal year 2014, primarily due to the increase in deferred tax assets for U.S. tax credits that are not currently considered to be more likely than not to be realized.

As of March 31, 2014, we have federal net operating loss (“NOL”) carry forwards of approximately $402 million of which approximately $48 million is attributable to various acquired companies. These acquired net operating loss carry forwards are subject to an annual limitation under Internal Revenue Code Section 382. The federal NOL, if not fully realized, will begin to expire in 2032. Furthermore, we have state net loss carry forwards of approximately $932 million of which approximately $137 million is attributable to various acquired companies. The state NOL, if not fully realized, will begin to expire in 2016. We also have U.S. federal, California and Canada tax credit carry forwards of $365 million, $121 million and $14 million, respectively. The U.S. federal tax credit carry forwards will begin to expire in 2019. The California and Canada tax credit carry forwards can be carried forward indefinitely.
The total unrecognized tax benefits as of March 31, 2014 and 2013 were $232 million and $297 million, respectively. As of March 31, 2014, no prior cash deposits to tax authorities for issues pending resolution as of March 31, 2014 were available to offset tax liabilities. As of March 31, 2013, prior cash deposits to tax authorities for issues pending resolution as of March 31, 2013 were available to offset $46 million of liabilities. A reconciliation of the beginning and ending balance of unrecognized tax benefits is summarized as follows (in millions):

Balance as of March 31, 2012	$274
Increases in unrecognized tax benefits related to prior year tax positions	2
Decreases in unrecognized tax benefits related to prior year tax positions	(2)
Increases in unrecognized tax benefits related to current year tax positions	30
Decreases in unrecognized tax benefits related to settlements with taxing authorities	—
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(5)
Changes in unrecognized tax benefits due to foreign currency translation	(2)
Balance as of March 31, 2013	297
Increases in unrecognized tax benefits related to prior year tax positions	10
Decreases in unrecognized tax benefits related to prior year tax positions	(79)
Increases in unrecognized tax benefits related to current year tax positions	44
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(29)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(9)
Changes in unrecognized tax benefits due to foreign currency translation	(2)
Balance as of March 31, 2014	$232

A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of March 31, 2014, approximately $84 million of the unrecognized tax benefits would affect our effective tax rate and approximately $148 million would result in adjustments to deferred tax valuation allowance. As of March 31, 2013, approximately $106 million of the unrecognized tax benefits would affect our effective tax rate and approximately $177 million would result in corresponding adjustments to the deferred tax valuation allowance.
Interest and penalties related to estimated obligations for tax positions taken in our tax returns are recognized in income tax expense in our Consolidated Statements of Operations. The combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current other liabilities was approximately $16 million as of March 31, 2014, as compared to $23 million as of March 31, 2013. Accrued interest expense related to estimated obligations for unrecognized tax benefits decreased by approximately $7 million during fiscal year 2014. There is no material change in accrued penalties during fiscal year 2014.
We file income tax returns in the United States, including various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions, including Canada, France, Germany, Switzerland and the United Kingdom. During the fourth quarter of the fiscal year ended March 31, 2014 we reached a final settlement with the Internal Revenue Service (“IRS”) for the fiscal years 2006 through 2008. As a result, we recorded approximately $73 million of previously unrecognized tax benefits and reduced our accrual for interest by approximately $6 million. The recognition of approximately $19 million of these previously unrecognized tax benefits resulted in a reduction to our effective tax rate. The remainder, approximately $54 million, resulted in a corresponding adjustment to the deferred tax valuation allowance. The IRS is currently examining our returns for fiscal years 2009 through 2011, and we remain subject to income tax examination by the IRS for fiscal years after 2011.
On January 18, 2011, we received a Corporation Notice of Reassessment (the “Notice”) from the Canada Revenue Agency (“CRA”) claiming that we owe additional taxes, plus interest and penalties, for the 2004 and 2005 tax years. During the fourth quarter of the fiscal year ended March 31, 2014, we reached a final settlement with the CRA for the 2004 and 2005 tax years. In addition, we reached agreement on the major terms of a bilateral Advance Pricing Agreement (“APA”) with the IRS and the CRA for fiscal years 2006 through 2016. As a result, we recorded approximately $17 million of previously unrecognized tax benefits and reduced our accrual for interest by approximately $3 million. The recognition of these previously unrecognized tax benefits resulted in a reduction to our effective rate.
We are also currently under income tax examination in the United Kingdom for fiscal years 2010 through 2012, in Germany for fiscal years 2008 through 2012, in Spain for fiscal years 2010 through 2013, and in Italy for fiscal years 2009 through 2011. We remain subject to income tax examination for several other jurisdictions including in France for fiscal years after 2011, in Germany for fiscal years after 2012, in the United Kingdom for fiscal years after 2012, and in Switzerland for fiscal years after 2007.
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $11 million of unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect the Company’s income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.
(12)  FINANCING ARRANGEMENT
0.75% Convertible Senior Notes Due 2016
In July 2011, we issued $632.5 million aggregate principal amount of 0.75% Convertible Senior Notes due 2016 (the “Notes”). The Notes are senior unsecured obligations which pay interest semiannually in arrears at a rate of 0.75% per annum on January 15 and July 15 of each year, beginning on January 15, 2012 and will mature on July 15, 2016, unless earlier purchased or converted in accordance with their terms prior to such date. The Notes are senior in right of payment to any unsecured indebtedness that is expressly subordinated in right of payment to the Notes.

The Notes are convertible into cash and shares of our common stock based on an initial conversion value of 31.5075 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately 31.74 per share). Upon conversion of the Notes, holders will receive cash up to the principal amount of each Note, and any excess conversion value will be delivered in shares of our common stock. Prior to April 15, 2016, the Notes are convertible only if (1) the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130 percent of the conversion price ($41.26 per share) on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of notes falls below 98 percent of the last reported sale price of our common stock multiplied by the conversion rate on each trading day; or (3) specified corporate transactions, including a change in control, occur. On or after April 15, 2016, a holder may convert any of its Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate is subject to customary anti-dilution adjustments (for example, certain dividend distributions or tender or exchange offer of our common stock), but will not be adjusted for any accrued and unpaid interest. The Notes are not redeemable prior to maturity except for specified corporate transactions and events of default, and no sinking fund is provided for the Notes. The Notes do not contain any financial covenants.
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
In accounting for $15 million of issuance costs paid in July 2011 related to the Notes issuance, we allocated $13 million to the liability component and $2 million to the equity component. Debt issuance costs attributable to the liability component are being amortized to interest expense over the term of the Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.
The carrying values of the liability and equity components of the Notes are reflected in our Consolidated Balance Sheets as follows (in millions):

	As of March 31, 2014	As of March 31, 2013
Principal amount of Notes	$633	$633
Unamortized discount of the liability component	(53)	(74)
Net carrying amount of Notes	$580	$559
Equity component, net	$105	$105
As of March 31, 2014, the remaining life of the Notes is 2.2 years.
Convertible Note Hedge and Warrants Issuance
In July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provides us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock at a strike price of $31.74, which corresponds to the conversion price of the Notes and is equal to the number of shares of our common stock that notionally underlie the Notes. As of March 31, 2014, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge, which was recorded as an equity transaction.
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

As of March 31, 2014, no amounts were outstanding under the credit facility. During the three months ended September 30, 2012, we paid $2 million of debt issuance costs in connection with obtaining this credit facility. These costs are deferred and are being amortized to interest expense over the 3.5 years term of the credit facility.
The following table summarizes our interest expense recognized for fiscal years 2014, 2013, and 2012 that is included in interest and other income (expense), net on our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2014	2013	2012
Amortization of debt discount	$(21)	$(20)	$(14)
Amortization of debt issuance costs	(3)	(3)	(2)
Coupon interest expense	(5)	(5)	(3)
Other interest expense	(1)	(1)	(1)
Total interest expense	$(30)	$(29)	$(20)

(13)  COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of March 31, 2014, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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
The following table summarizes our minimum contractual obligations as of March 31, 2014 (in millions):

		Fiscal Year Ending March 31,
	Total	2015	2016	2017	2018	2019	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,301	$132	$288	$212	$129	$98	$442
Marketing commitments	254	48	41	62	24	24	55
Operating leases	148	46	39	23	17	13	10
0.75% Convertible Senior Notes due 2016 interest (a)	12	5	5	2	—	—	—
Other purchase obligations	19	17	2	—	—	—	—
Total unrecognized commitments	1,734	248	375	299	170	135	507

Recognized commitments
0.75% Convertible Senior Notes due 2016 principal (a)	633	—	—	633	—	—	—
Licensing and lease obligations (b)	59	12	11	34	1	1	—
Total recognized commitments	692	12	11	667	1	1	—

Total Commitments	$2,426	$260	$386	$966	$171	$136	$507

(a)
Included in the $12 million coupon interest on the 0.75% Convertible Senior Notes due 2016 is $1 million of accrued interest recognized as of March 31, 2014. We will be obligated to pay the $632.5 million principal amount of the 0.75% Convertible Senior Notes due 2016 in cash and any excess conversion value in shares of our common stock upon redemption of the Notes at maturity on July 15, 2016 or upon earlier redemption. The $632.5 million principal amount excludes $53 million of unamortized discount of the liability component. See Note 12 for additional information regarding our 0.75% Convertible Senior Notes due 2016.

(b)
See Note 8 for additional information regarding recognized commitments resulting from our restructuring plans. Lease commitments have not been reduced for approximately $6 million due in the future from third parties under non-cancelable sub-leases.

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of March 31, 2014; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above, as of March 31, 2014, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $188 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Subsequent to March 31, 2014, we entered into or amended various licensor and lease agreements with third parties, which contingently commits us to pay an additional approximately $110 million at various dates through fiscal year 2025.
Also, in addition to what is included in the table above as of March 31, 2014, in connection with our KlickNation and Chillingo acquisitions, we may be required to pay an additional $10 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2015. As of March 31, 2014, we have accrued $4 million of contingent consideration on our Consolidated Balance Sheet representing the estimated fair value of the contingent consideration.

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
On December 17, 2013, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers by an individual purporting to represent a class of purchasers of EA common stock. A second purported shareholder class action lawsuit alleging substantially similar claims was subsequently filed in the same court. These lawsuits have been consolidated into one action. The lawsuits, which assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, allege, among other things, that the Company and certain of its officers issued materially false and misleading statements regarding the rollout of the Company’s Battlefield 4 game. The lawsuits seek unspecified damages, which have not been quantified. We have not yet responded to the complaints.
We are also subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our Consolidated Financial Statements.
(14)  PREFERRED STOCK
As of March 31, 2014 and 2013, we had 10,000,000 shares of preferred stock authorized but unissued. The rights, preferences, and restrictions of the preferred stock may be designated by our Board of Directors without further action by our stockholders.

(15)  STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
Valuation Assumptions
We estimate the fair value of share-based payment awards on the date of grant. We recognize compensation costs for stock-based payment awards to employees based on the grant-date fair value using a straight-line approach over the service period for which such awards are expected to vest. For awards with only service conditions that has a graded vesting schedule, we recognize compensation costs on a straight-line basis over the requisite service period for the entire award.

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
The estimated assumptions used in the Black-Scholes valuation model to value our stock option grants and ESPP were as follows:

	Stock Option Grants			ESPP
	Year Ended March 31,			Year Ended March 31,
	2014	2013	2012	2014	2013	2012
Risk-free interest rate	1.6%	0.4 - 1.0%	0.4 - 1.8%	0.1%	0.1 - 0.2%	0.1 - 0.2%
Expected volatility	37 - 42%	40 - 46%	40 - 46%	36 - 38%	35 - 42%	39 - 41%
Weighted-average volatility	37%	43%	43%	38%	38%	41%
Expected term	4.5 years	4.4 years	4.4 years	6 - 12 months	6 - 12 months	6 - 12 months
Expected dividends	None	None	None	None	None	None
The estimated assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Year Ended March 31, 2014	Year Ended March 31, 2013	Year Ended March 31, 2012
Risk-free interest rate	0.4%	0.2 - 0.4%	0.2 -0.6%
Expected volatility	16 - 58%	17 - 116%	14 - 83%
Weighted-average volatility	31%	35%	35%
Expected dividends	None	None	None
Stock-Based Compensation Expense
Employee stock-based compensation expense recognized during the fiscal years ended March 31, 2014, 2013 and 2012 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units, performance-based restricted stock units, market-based restricted stock units, and the ESPP included in our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2014	2013	2012
Cost of revenue	$2	$2	$2
Research and development	90	94	103
Marketing and sales	26	30	27
General and administrative	32	38	38
Stock-based compensation expense	$150	$164	$170
During the fiscal years ended March 31, 2014, 2013 and 2012, we did not recognize any benefit from income taxes related to our stock-based compensation expense.
As of March 31, 2014, our total unrecognized compensation cost related to stock options was $9 million and is expected to be recognized over a weighted-average service period of 3.6 years. As of March 31, 2014, our total unrecognized compensation cost related to restricted stock and restricted stock units (collectively referred to as “restricted stock rights”) was $220 million and is expected to be recognized over a weighted-average service period of 1.6 years. Of the $220 million of unrecognized compensation cost, $14 million relates to market-based restricted stock units.
For fiscal year ended March 31, 2014, we recognized $13 million of tax benefit from the exercise of stock options; this amount is reported in the financing activities on our Consolidated Statements of Cash Flows. For the fiscal year ended March 31, 2013, we recognized $1 million of tax expense from the exercise of stock options, net of $1 million of deferred tax write-offs. There was no tax benefit related to stock-based compensation reported in the financing activities on our Consolidated Statements of Cash Flows. For the fiscal year ended March 31, 2012, we recognized $3 million of tax benefit from the exercise of stock options, net of $1 million of deferred tax write-offs; of this amount $4 million of excess tax benefit related to stock-based compensation was reported in the financing activities on our Consolidated Statements of Cash Flows.
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
At our Annual Meeting of Stockholders, held on July 31, 2013, our stockholders approved (a) amendments to our 2000 Equity Incentive Plan (the “Equity Plan”) to increase the number of shares of common stock authorized under the Equity Plan by 18 million shares, and to increase the limit on the number of shares that may be covered by equity awards to new employees under the Equity Plan from a maximum of 2 million shares in the fiscal year of hire to 4 million shares in the fiscal year of hire, and (b) an amendment to the ESPP to increase the number of shares authorized under the ESPP by 7 million shares. A total of 24.2 million options or 17.0 million restricted stock units were available for grant under our Equity Plan as of March 31, 2014.

Stock Options
The following table summarizes our stock option activity for the fiscal year ended March 31, 2014:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2013	7,802	$34.17
Granted	1,013	26.21
Exercised	(2,445)	18.09
Forfeited, cancelled or expired	(1,059)	47.31
Outstanding as of March 31, 2014	5,311	$37.43	4.59	$18
Vested and expected to vest	5,096	$37.92	4.38	$17
Exercisable as of March 31, 2014	4,191	$40.70	3.31	$14

As of March 31, 2014, the weighted-average remaining contractual term for our stock options outstanding was 4.59 years and the aggregate intrinsic value of our stock options outstanding was $18 million. The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of March 31, 2014, which would have been received by the option holders had all the option holders exercised their options as of that date. The weighted-average grant date fair values of stock options granted during fiscal years 2014, 2013, and 2012 were $8.61, $4.64 and $7.27, respectively. The total intrinsic values of stock options exercised during fiscal years 2014 and 2012 were $16 million and $4 million, respectively, and immaterial for fiscal year 2013. The total estimated fair values (determined as of the grant date) of stock options vested during fiscal years 2014, 2013 and 2012 were $2 million, $11 million and $15 million, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.

The following table summarizes outstanding and exercisable stock options as of March 31, 2014:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares (in thousands)	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Prices	Potential Dilution	Number of Shares (in thousands)	Weighted- Average Exercise Prices	Potential Dilution
$11.53 - $19.99	911	4.90	$17.40	0.3%	845	$17.69	0.3%
20.00 - 29.99	1,752	7.76	24.03	0.6%	697	21.16	0.2%
30.00 - 39.99	8	4.50	36.00	—%	8	36.00	—%
40.00 - 59.99	2,271	2.63	51.34	0.7%	2,272	51.34	0.7%
60.00 - 64.92	369	0.83	64.85	0.1%	369	64.85	0.1%
$11.53 - $64.92	5,311	4.59	$37.43	1.7%	4,191	$40.70	1.3%
Potential dilution is computed by dividing the options in the related range of exercise prices by 311 million shares of common stock, which were issued and outstanding as of March 31, 2014.
Restricted Stock Rights
We grant restricted stock rights under our Equity Plan to employees worldwide. Restricted stock units entitle holders to receive shares of common stock at the end of a specified period of time. Upon vesting, the equivalent number of common shares is typically issued net of required tax withholdings, if any. Restricted stock is issued and outstanding upon grant; however, restricted stock award holders are restricted from selling the shares until they vest. Upon granting or vesting of restricted stock, as the case may be, we will typically withhold shares to satisfy tax withholding requirements. Restricted stock rights are subject to forfeiture and transfer restrictions. Vesting for restricted stock rights is based on the holders’ continued employment with us. If the vesting conditions are not met, unvested restricted stock rights will be forfeited. Generally, our restricted stock rights vest according to one of the following vesting schedules:

•	Three-year vesting with 1/3 cliff vesting at the end of each year;

•	Three-year vesting with 100% cliff vesting at the end of year three;

•	Four-year vesting with 1/4 cliff vesting at the end of each year;

•	Five-year vesting with 1/9, 2/9, 3/9, 2/9 and 1/9 of the shares cliff vesting respectively at the end of each of the 1st, 2nd, 3rd, 4th, and 5th years;

•	Three-year vesting with 1/2 cliff vesting after 18 and 36 months;

•	35 month vesting with 1/3 cliff vesting after 11, 23 and 35 months or;

•	One-year vesting with 100% cliff vesting at the end of one year.
Each restricted stock right granted reduces the number of shares available for grant by 1.43 shares under our Equity Plan. The following table summarizes our restricted stock rights activity, excluding performance-based restricted stock unit activity which is discussed below, for the fiscal year ended March 31, 2014:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Balance as of March 31, 2013	15,918	$16.85
Granted	7,364	23.01
Vested	(6,893)	17.37
Forfeited or cancelled	(2,853)	17.99
Balance as of March 31, 2014	13,536	$19.70

The grant date fair value of restricted stock rights is based on the quoted market price of our common stock on the date of grant. The weighted-average grant date fair values of restricted stock rights granted during fiscal years 2014, 2013, and 2012 were $23.01, $12.85 and $21.38, respectively. The total grant date fair values of restricted stock rights that vested during fiscal years 2014, 2013, and 2012 were $120 million, $143 million and $165 million, respectively.
Performance-Based Restricted Stock Units
Our performance-based restricted stock units vest contingent upon the achievement of pre-determined performance-based milestones. If these performance-based milestones are not met, the restricted stock units will not vest, in which case, any compensation expense we have recognized to date will be reversed.
The following table summarizes our performance-based restricted stock unit activity for the fiscal year ended March 31, 2014:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Balance as of March 31, 2013	1,324	$51.54
Vested	(36)	15.39
Forfeited or cancelled	(1,234)	48.32
Balance as of March 31, 2014	54	$15.39
The grant date fair value of performance-based restricted stock units is based on the quoted market price of our common stock on the date of grant. There were no performance-based restricted stock units granted during fiscal years 2014, 2013, and 2012. The total grant date fair values of performance-based restricted stock units that vested during fiscal years 2014 and 2013 was less than $1 million. No performance-based restricted stock units vested during fiscal year 2012.
Market-Based Restricted Stock Units
Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be received at vesting will range from zero percent to 200 percent of the target number of stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period, generally over a three year period. We present shares granted at 100 percent of target of the number of stock units that may potentially vest. The maximum number of common shares that could vest is approximately 1.1 million for market-based restricted stock units granted in the fiscal year 2014. As of March 31, 2014, the maximum number of shares that could vest is approximately 2.0 million for market-based restricted stock units outstanding.

The following table summarizes our market-based restricted stock unit activity for the year ended March 31, 2014:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2013	925	$19.16
Granted	555	29.52
Vested	(304)	16.01
Vested above target	24	10.45
Forfeited or cancelled	(222)	23.47
Balance as of March 31, 2014	978	$24.83
The weighted-average grant date fair values of market-based restricted stock units granted during fiscal years 2014, 2013, and 2012 were $29.52, $12.41, and $33.70 respectively. The total grant date fair value of market-based restricted stock units that vested during fiscal years 2014 and 2013 were $4.9 million and $3.7 million, respectively. No market-based restricted stock units vested during fiscal year 2012.

ESPP
Pursuant to our ESPP, eligible employees may authorize payroll deductions of between 2 percent and 10 percent of their compensation to purchase shares at 85 percent of the lower of the market price of our common stock on the date of commencement of the offering or on the last day of each six-month purchase period.
During fiscal year 2014, we issued approximately 2 million shares under the ESPP with exercise prices for purchase rights ranging from $11.33 to $22.64. During fiscal years 2014, 2013, and 2012, the estimated weighted-average fair values of purchase rights were $4.67, $4.83 and $4.98, respectively.
We issue new common stock out of the ESPP’s pool of authorized shares. The fair values above were estimated on the date of grant using the Black-Scholes option-pricing model assumptions.
Deferred Compensation Plan
We have a Deferred Compensation Plan (“DCP”) for the benefit of a select group of management or highly compensated employees and Directors, which is unfunded and intended to be a plan that is not qualified within the meaning section 401(a) of the Internal Revenue Code. The DCP permits the deferral of the annual base salary and/or Director fees up to a maximum amount. The deferrals are held in a separate trust, which has been established by us to administer the DCP. The trust is a grantor trust and the specific terms of the trust agreement provide that the assets of the trust are available to satisfy the claims of general creditors in the event of our insolvency. The assets held by the trust are classified as trading securities and are held at fair value on our Consolidated Balance Sheets. The assets and liabilities of the DCP are presented in other assets and other liabilities on our Consolidated Balance Sheets, respectively, with changes in the fair value of the assets and in the deferred compensation liability recognized as compensation expense. The estimated fair value of the assets was $9 million and $11 million as of March 31, 2014 and 2013, respectively. As of March 31, 2014 and 2013, $9 million and $12 million were recorded respectively to recognize undistributed deferred compensation due to employees.
401(k) Plan and Registered Retirement Savings Plan
We have a 401(k) plan covering substantially all of our U.S. employees, and a Registered Retirement Savings Plan covering substantially all of our Canadian employees. These plans permit us to make discretionary contributions to employees’ accounts based on our financial performance. We contributed an aggregate of $9 million, $14 million and $13 million to these plans in fiscal years 2014, 2013, and 2012, respectively.
Stock Repurchase Program
In February 2011, our Board of Directors authorized a program to repurchase up to $600 million of our common stock over the following 18 months. We completed that program in April 2012. We repurchased approximately 32 million shares in the open market under this program, including pursuant to pre-arranged stock trading plans.

In July 2012, our Board of Directors authorized a program to repurchase up to $500 million of our common stock. We repurchased approximately 22 million shares in the open market under this program, including pursuant to pre-arranged stock trading plans.

The following table summarizes total shares repurchased and retired during fiscal years 2013 and 2012:

	February 2011 Program		July 2012 Program		Total
(In millions)	Shares	Amount	Shares	Amount	Shares	Amount
Fiscal Year 2012	25	$471	—	$—	25	$471
Fiscal Year 2013	4	$71	22	$278	26	$349

During fiscal year 2014, we did not repurchase any shares of our common stock.
In May 2014, a special committee of our Board of Directors, on behalf of the full Board of Directors, authorized a new program to repurchase up to $750 million of our common stock. This new stock repurchase program, which expires on May 31, 2016, supersedes and replaces the stock repurchase authorization approved by our Board of Directors in July 2012. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time.

(16)  INTEREST AND OTHER INCOME (EXPENSE), NET
Interest and other income (expense), net, for the fiscal years ended March 31, 2014, 2013 and 2012 consisted of (in millions):

	Year Ended March 31,
	2014	2013	2012
Interest expense	$(30)	$(29)	$(20)
Interest income	5	6	9
Net gain (loss) on foreign currency transactions	4	2	(29)
Net gain (loss) on foreign currency forward contracts	(5)	(2)	21
Other income, net	—	2	2
Interest and other income (expense), net	$(26)	$(21)	$(17)

(17)  NET INCOME PER SHARE
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

	Year Ended March 31,
(In millions, except per share amounts)	2014	2013	2012
Net income	$8	$98	$76
Shares used to compute net income per share:
Weighted-average common stock outstanding — basic	308	310	331
Dilutive potential common shares	8	3	5
Weighted-average common stock outstanding — diluted	316	313	336
Net income per share:
Basic	$0.03	$0.32	$0.23
Diluted	$0.03	$0.31	$0.23

For the fiscal years ended March 31, 2014, 2013 and 2012, options to purchase, restricted stock units and restricted stock to be released in the amount of $4 million shares, $15 million shares and $10 million shares of common stock, respectively, were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect.
Potentially dilutive shares of common stock related to our 0.75% Convertible Senior Notes due 2016 issued during the fiscal year ended March 31, 2012, which have a conversion price of $31.74 per share and the associated Warrants, which have a conversion price of $41.14 per share, were excluded from the computation of Diluted EPS for the fiscal years ended March 31, 2014, 2013 and 2012 as their inclusion would have had an antidilutive effect resulting from the conversion price. The associated Convertible Note Hedge was excluded from the calculation of diluted shares as the impact is always considered antidilutive since the call option would be exercised by us when the exercise price is lower than the market price. See Note 12 for additional information related to our 0.75% Convertible Senior Notes due 2016 and related Convertible Note Hedge and Warrants.
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
In September 2013, we announced the appointment of a new Chief Executive Officer. Our new Chief Executive Officer subsequently made a number of changes to our internal organizational structure and the manner in which our operations are managed. In addition, we redefined our definition of segment profit for management reporting. Our CODM currently reviews total company operating results to assess overall performance and allocate resources.
The following table summarizes the financial performance of our current segment operating profit and a reconciliation to our consolidated operating income for the fiscal years ended March 31, 2014, 2013 and 2012. Our current segment operating profit differs from the prior “EA Labels” segment profit primarily due to the inclusion of (1) our Switzerland distribution revenues and expenses and (2) certain corporate and other functional costs such as our Global Publishing and Marketing organization expenses, which were previously not allocated to the EA Labels. Prior periods below have been restated to reflect our current reporting segment structure (in millions):

	Year Ended March 31,
	2014	2013	2012
Segment:
Net revenue before revenue deferral	$4,021	$3,793	$4,186
Depreciation	(126)	(118)	(102)
Other expenses	(3,178)	(3,308)	(3,687)
Segment operating profit	717	367	397
Reconciliation to consolidated operating income:
Other:
Revenue deferral	(3,350)	(3,022)	(3,142)
Recognition of revenue deferral	2,904	3,026	3,099
Amortization of intangibles	(76)	(123)	(95)
Acquisition-related contingent consideration	35	64	(11)
Restructuring and other charges	1	(27)	(16)
Stock-based compensation	(150)	(164)	(170)
Other expenses	(48)	—	(27)
Consolidated operating income	$33	$121	$35

Our segment profit differs from consolidated operating income primarily due to the exclusion of (1) the deferral of certain net revenue related to online-enabled games (see Note 10 for additional information regarding deferred net revenue (online-enabled games)), (2) certain non-cash costs such as stock-based compensation, (3) acquisition-related expenses such as amortization of intangibles and acquisition-related contingent consideration, and (4) other significant non-recurring costs that may not be indicative of the company’s core business, operating results or future outlook. Our CODM reviews assets on a consolidated basis and not on a segment basis.
Information about our total net revenue by revenue composition for the fiscal years ended March 31, 2014, 2013 and 2012 is presented below (in millions):

	Year Ended March 31,
	2014	2013	2012
Packaged goods and other	$1,663	$2,255	$2,761
Digital	1,833	1,440	1,159
Distribution	79	102	223
Net revenue	$3,575	$3,797	$4,143
Information about our operations in North America and internationally as of and for the fiscal years ended March 31, 2014, 2013 and 2012 is presented below (in millions):

	Year Ended March 31,
	2014	2013	2012
Net revenue from unaffiliated customers
North America	$1,510	$1,701	$1,991
International	2,065	2,096	2,152
Total	$3,575	$3,797	$4,143

	As of March 31,
	2014	2013
Long-lived assets
North America	$1,940	$2,024
International	470	498
Total	$2,410	$2,522
We attribute net revenue from external customers to individual countries based on the location of the legal entity that sells the products and/or services. Note that revenue attributed to the legal entity that makes the sale is often not the country where the consumer resides. For example, revenue generated by our Swiss legal entities includes digital revenue from consumers who reside outside of Switzerland, including consumers who reside outside of Europe. Revenue generated by our Swiss legal entities during fiscal years 2014, 2013, and 2012 represents $1,171 million, $885 million and $589 million or 33 percent, 23 percent and 14 percent of our total net revenue, respectively. Revenue generated in the United States represents over 99 percent of our total North America net revenue. There were no other countries with net revenue greater than 10 percent.
Our direct sales to GameStop Corp. represented approximately 13 percent, 13 percent, and 15 percent of total net revenue in fiscal years 2014, 2013, and 2012, respectively.

(19)  QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)

	Quarter Ended								Year Ended
(In millions, except per share data)	June 30		September 30		December 31		March 31
Fiscal 2014 Consolidated
Net revenue	$949		$695		$808		$1,123		$3,575
Gross profit	755		282		291		900		2,228
Operating income (loss)	233		(252)		(292)		344		33
Net income (loss)	222	(a)	(273)	(b)	(308)	(c)	367	(d)	8
Common Stock
Net income (loss) per share — Basic	$0.73		$(0.89)		$(1.00)		$1.18		$0.03
Net income (loss) per share — Diluted	$0.71		$(0.89)		$(1.00)		$1.15		$0.03
Common stock price per share
High	$23.61		$27.99		$26.44		$30.25		$30.25
Low	$16.91		$23.18		$20.97		$21.54		$16.91
Fiscal 2013 Consolidated
Net revenue	$955		$711		$922		$1,209		$3,797
Gross profit	750		266		493		900		2,409
Operating income (loss)	215		(364)		(39)		309		121
Net income (loss)	201	(e)	(381)	(f)	(45)	(g)	323	(h)	98
Common Stock
Net income (loss) per share — Basic	$0.63		$(1.21)		$(0.15)		$1.07		$0.32
Net income (loss) per share — Diluted	$0.63		$(1.21)		$(0.15)		$1.05		$0.31
Common stock price per share
High	$16.71		$14.50		$15.42		$19.34		$19.34
Low	$11.89		$10.94		$11.91		$13.70		$10.94

(a)	Net income includes restructuring charges of $1 million and $7 million of acquisition-related contingent consideration, both of which are pre-tax amounts.

(b)	Net loss includes restructuring charges of $(2) million and $(44) million of acquisition-related contingent consideration, both of which are pre-tax amounts.

(c)	Net loss includes pre-tax restructuring charges of $(1) million.

(d)	Net income includes restructuring charges of $1 million and $2 million of acquisition-related contingent consideration, both of which are pre-tax amounts.

(e)	Net income includes restructuring charges of $27 million and $(20) million of acquisition-related contingent consideration, both of which are pre-tax amounts.

(f)	Net loss includes pre-tax restructuring charges of $(2) million.

(g)
Net loss includes $(45) million of acquisition-related contingent consideration, $(14) million gain on strategic investments, net, $6 million of impairment charges on acquisition-related intangible assets, and restructuring charges of $2 million, all of which are pre-tax amounts.

(h)
Net income includes $31 million of impairment charges on acquisition-related intangible assets, $(25) million of gain on strategic investments, net, and $1 million of acquisition-related contingent consideration, both of which are pre-tax amounts.

Our common stock is traded on the NASDAQ Global Select Market under the symbol “EA”. The prices for the common stock in the table above represent the high and low closing sales prices as reported on the NASDAQ Global Select Market.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Electronic Arts Inc.:
We have audited the accompanying consolidated balance sheets of Electronic Arts Inc. and subsidiaries (the Company) as of March 29, 2014 and March 30, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended March 29, 2014. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Arts Inc. and subsidiaries as of March 29, 2014 and March 30, 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended March 29, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Electronic Arts Inc.’s internal control over financial reporting as of March 29, 2014, based on criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 21, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Santa Clara, California
May 21, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Electronic Arts Inc.:
We have audited Electronic Arts Inc.’s (the Company) internal control over financial reporting as of March 29, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Electronic Arts Inc. maintained, in all material respects, effective internal control over financial reporting as of March 29, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electronic Arts Inc. and subsidiaries as of March 29, 2014 and March 30, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended March 29, 2014. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. Our report dated May 21, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Santa Clara, California
May 21, 2014

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal year ended March 31, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 9B:     Other Information
None.

PART III

Item 10:     Directors, Executive Officers and Corporate Governance
The information required by Item 10, other than the information regarding executive officers, which is included in Item 1 of this report, is incorporated herein by reference to the information to be included in our Proxy Statement for our 2014 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Proposal 1: Election of Directors,” “Global Code of Conduct,” and “Report of the Audit Committee of the Board of Directors.” The information regarding Section 16 compliance is incorporated herein by reference to the information to be included in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11:     Executive Compensation
The information required by Item 11 is incorporated herein by reference to the information to be included in the Proxy Statement, under the headings “Director Compensation and Stock Ownership Guidelines,” “Executive Compensation,” “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12:     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference to the information to be included in the Proxy Statement under the headings “Equity Compensation Plan Information” and “Principal Stockholders.”

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

Item 14:     Principal Accounting Fees and Services
The information required by Item 14 is incorporated herein by reference to the information to be included in the Proxy Statement under the heading “Proposal 3: Ratification of the Appointment of KPMG LLP, Independent Registered Public Accounting Firm.”

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

ELECTRONIC ARTS INC.

By:	/s/ Andrew Wilson
Andrew Wilson
Chief Executive Officer
Date: May 21, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 21st of May 2014.

Name	Title

/s/ Andrew Wilson	Chief Executive Officer
Andrew Wilson

/s/ Blake Jorgensen	Executive Vice President,
Blake Jorgensen	Chief Financial Officer

/s/ Kenneth A. Barker	Senior Vice President,
Kenneth A. Barker	Chief Accounting Officer
(Principle Accounting Officer)

Directors:
/s/ Lawrence F. Probst III	Executive Chairman
Lawrence F. Probst III

/s/ Jay C. Hoag	Director
Jay C. Hoag

/s/ Jeffrey T. Huber	Director
Jeffrey T. Huber

/s/ Vivek Paul	Director
Vivek Paul

/s/ Richard A. Simonson	Director
Richard A. Simonson

/s/ Luis A. Ubiñas	Director
Luis A. Ubiñas

/s/ Andrew Wilson	Director
Andrew Wilson

ELECTRONIC ARTS INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2014, 2013 and 2012
(In millions)

Allowance for Doubtful Accounts, Price Protection and Returns	Balance at Beginning of Period	Charged to Revenue, Costs and Expenses	Charged (Credited) to Other Accounts(a)	Deductions(b)	Balance at End of Period
Year Ended March 31, 2014	200	355	3	(372)	186
Year Ended March 31, 2013	252	371	(4)	(419)	200
Year Ended March 31, 2012	304	463	(13)	(502)	252

(a)
Primarily other reclassification adjustments and the translation effect of using the average exchange rate for expense items and the year-end exchange rate for the balance sheet item (allowance account).

(b)	Primarily the utilization of returns allowance and price protection reserves.

ELECTRONIC ARTS INC.
2014 FORM 10-K ANNUAL REPORT
EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
3.01	Amended and Restated Certificate of Incorporation	10-Q	000-17948	11/3/2004

3.02	Amended and Restated Bylaws	8-K	000-17948	8/1/2013

4.01	Specimen Certificate of Registrant’s Common Stock	10-K	000-17948	5/22/2009

4.02	Indenture (including form of Notes) with respect to EA’s 0.75% Convertible Senior Notes due 2016 dated as of July 20, 2011 by and between EA and U.S. Bank National Association	8-K	000-17948	7/20/2011

10.01*	Form of Indemnity Agreement with Directors	10-K	000-17948	6/4/2004

10.02*	Electronic Arts Inc. Executive Bonus Plan	8-K	000-17948	7/27/2012

10.03*	Electronic Arts Deferred Compensation Plan	10-Q	000-17948	8/6/2007

10.04*	Electronic Arts Key Employee Continuity Plan	10-Q	000-17948	2/5/2013

10.05*	First Amendment to the Electronic Arts Deferred Compensation Plan, as amended and restated	10-K	000-17948	5/22/2009

10.06*	EA Bonus Plan	10-Q	000-17948	11/8/2010

10.07*	Form of 2012 Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/18/2012

10.08*	Form of 2013 Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/16/2013

10.09*	Form of 2014 Performance-Based Restricted Stock Unit Agreement				X

10.10*	EA Bonus Plan Fiscal Year 2014 Addendum	8-K	000-17948	5/16/2013

10.11*	2000 Equity Incentive Plan, as amended, and related documents	8-K	000-17948	8/1/2013

10.12*	2000 Employee Stock Purchase Plan, as amended	8-K	000-17948	8/1/2013

10.13*	Offer Letter for Employment at Electronic Arts Inc. to Andrew Wilson, dated September 15, 2013	8-K	000-17948	9/17/2013

10.14*	Offer Letter for Employment at Electronic Arts Inc. to Blake Jorgensen, dated July 25, 2012	8-K	000-17948	7/31/2012

10.15*	Employment Agreement for Patrick Söderlund, dated September 17, 2013	10-Q	000-17948	11/5/2013

10.16*	Separation Agreement dated as of March 25, 2013 between Electronic Arts Inc. and John Riccitiello	10-K	000-17948	5/22/2013

10.17	Lease agreement between ASP WT, L.L.C. and Tiburon Entertainment, Inc. for space at Summit Park I, dated June 15, 2004	10-Q	000-17948	8/3/2004

10.18
First amendment to lease, dated December 13, 2005, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts - Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.
		10-Q	000-17948	2/8/2006

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
10.19
Second Amendment to Lease, dated May 8, 2009, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts - Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.
		10-Q	000-17948	8/10/2009

10.20
Third amendment to lease, dated December 24, 2009, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts - Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.
		10-Q	000-17948	2/9/2010

10.21
Fourth Amendment to lease, dated May 16, 2014, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts - Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.
X

10.22**
First Amended North American Territory Rider to the Global PlayStation® 3 Format Licensed Publisher Agreement, dated September 11, 2008, by and between the Electronic Arts Inc. and Sony Computer Entertainment America Inc.
		10-Q	000-17948	11/10/2009

10.23**
Sony Computer Entertainment Europe Limited Regional Rider to the Global PlayStation® 3 Format Licensed Publisher Agreement, dated December 17, 2008, by and between EA International (Studio and Publishing) Limited and Sony Computer Entertainment Europe Limited
		10-Q	000-17948	11/10/2009

10.24**	Global PlayStation® 3 Format Licensed Publisher Agreement, dated September 11, 2008, by and between the Electronic Arts Inc. and Sony Computer Entertainment America Inc.	10-Q/A	000-17948	4/30/2010

10.25**	Global PlayStation® 3 Format Licensed Publisher Agreement, dated December 17, 2008, by and between EA International (Studio and Publishing) Limited and Sony Computer Entertainment Europe Limited	10-Q/A	000-17948	4/30/2010

10.26**	Xbox2 Publisher License Agreement, dated May 15, 2005, by and among Electronic Arts Inc., Electronic Arts C.V. and Microsoft Licensing, GP	10-Q/A	000-17948	4/30/2010

10.27***	Durango Publisher License Agreement, dated June 29, 2012, by and among Electronic Arts Inc., EA International (Studio & Publishing) Ltd., Microsoft Licensing, GP and Microsoft Corporation				X

10.28	Form of Call Option Agreement dated as of July 14, 2011 between EA and each Option Counterparty	8-K	000-17948	7/20/2011

10.29	Form of Warrant Agreement dated July 14, 2011 between EA and each Option Counterparty	8-K	000-17948	7/20/2011

10.30	Form of Additional Call Option Agreement dated July 18, 2011 between EA and each Option Counterparty	8-K	000-17948	7/20/2011

10.31	Form of Additional Warrant Agreement dated July 18, 2011 between EA and each Option Counterparty	8-K	000-17948	7/20/2011

10.32	Credit Agreement, dated August 30, 2012, by and among Electronic Arts Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	000-17948	8/30/2012

21.01	Subsidiaries of the Registrant				X

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS†	XBRL Instance Document				X

101.SCH†	XBRL Taxonomy Extension Schema Document				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Management contract or compensatory plan or arrangement.
**
Confidential portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment that was granted in accordance with Exchange Act Rule 24b-2.

***	Confidential portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
†
Attached as Exhibit 101 to this Annual Report on Form 10-K for the year ended March 31, 2014 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income (Loss), (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.