Form 10-Q
period 2014-06-30
ELECTRONIC ARTS INC.
filed 2014-08-05
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of July 31, 2014, there were 312,613,101 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	June 30, 2014	March 31, 2014 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,554	$1,782
Short-term investments	762	583
Receivables, net of allowances of $177 and $186, respectively	219	327
Inventories	37	56
Deferred income taxes, net	58	74
Other current assets	300	316
Total current assets	2,930	3,138
Property and equipment, net	503	510
Goodwill	1,726	1,723
Acquisition-related intangibles, net	160	177
Deferred income taxes, net	15	28
Other assets	142	140
TOTAL ASSETS	$5,476	$5,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69	$119
Accrued and other current liabilities	666	781
Deferred net revenue (online-enabled games)	1,051	1,490
Total current liabilities	1,786	2,390
0.75% convertible senior notes due 2016, net	586	580
Income tax obligations	90	189
Deferred income taxes, net	85	18
Other liabilities	216	117
Total liabilities	2,763	3,294
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 313 and 311 shares issued and outstanding, respectively	3	3
Paid-in capital	2,285	2,353
Retained earnings	364	29
Accumulated other comprehensive income	61	37
Total stockholders’ equity	2,713	2,422
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,476	$5,716
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

(a)	Derived from audited consolidated financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended June 30,
(In millions, except per share data)	2014	2013
Net revenue:
Product	$757	$543
Service and other	457	406
Total net revenue	1,214	949
Cost of revenue:
Product	252	130
Service and other	115	64
Total cost of revenue	367	194
Gross profit	847	755
Operating expenses:
Research and development	265	278
Marketing and sales	130	147
General and administrative	88	85
Acquisition-related contingent consideration	(1)	7
Amortization of intangibles	3	4
Restructuring and other charges	—	1
Total operating expenses	485	522
Operating income	362	233
Interest and other income (expense), net	(8)	(5)
Income before provision for income taxes	354	228
Provision for income taxes	19	6
Net income	$335	$222
Net income per share:
Basic	$1.07	$0.73
Diluted	$1.04	$0.71
Number of shares used in computation:
Basic	313	304
Diluted	322	312
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended June 30,
(In millions)	2014	2013
Net income	$335	$222
Other comprehensive income (loss), net of tax:
Change in unrealized net gains and losses on available-for-sale securities	—	(1)
Change in unrealized net gains and losses on derivative instruments	(1)	(2)
Reclassification adjustment for net realized losses on derivative instruments	5	2
Foreign currency translation adjustments	20	(12)
Total other comprehensive income (loss), net of tax	24	(13)
Total comprehensive income	$359	$209

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three Months Ended June 30,
(In millions)	2014	2013
OPERATING ACTIVITIES
Net income	$335	$222
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	56	56
Stock-based compensation	29	33
Acquisition-related contingent consideration	(1)	7
Change in assets and liabilities:
Receivables, net	110	192
Inventories	19	1
Other assets	21	(30)
Accounts payable	(43)	(82)
Accrued and other liabilities	(84)	(195)
Deferred income taxes, net	1	2
Deferred net revenue (online-enabled games)	(439)	(454)
Net cash provided by (used in) operating activities	4	(248)
INVESTING ACTIVITIES
Capital expenditures	(27)	(29)
Proceeds from maturities and sales of short-term investments	155	133
Purchase of short-term investments	(335)	(101)
Acquisition of subsidiaries, net of cash acquired	—	(5)
Net cash used in investing activities	(207)	(2)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	5	22
Excess tax benefit from stock-based compensation	12	—
Repurchase and retirement of common stock	(50)	—
Acquisition-related contingent consideration payment	—	(1)
Net cash provided by (used in) financing activities	(33)	21
Effect of foreign exchange on cash and cash equivalents	8	(7)
Decrease in cash and cash equivalents	(228)	(236)
Beginning cash and cash equivalents	1,782	1,292
Ending cash and cash equivalents	$1,554	$1,056
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$8	$6
Non-cash investing activities:
Change in unrealized net gains (losses) on available-for-sale securities	$—	$(1)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
We develop, market, publish and distribute game software content and services that can be played by consumers on a variety of platforms, including video game consoles (such as PlayStation 3 and 4 from Sony and Xbox 360 and Xbox One from Microsoft), personal computers (“PCs”), mobile phones and tablets. Our ability to deliver games and services across multiple platforms, through multiple distribution channels, and directly to consumers (online and wirelessly) has been, and will continue to be, a cornerstone of our product strategy. We have adopted new business models and alternative revenue streams (such as subscription, micro-transactions, and advertising) in connection with our online and wireless product and service offerings. Some of our games are based on our wholly-owned intellectual property (e.g., Battlefield, Mass Effect, Need for Speed, Dragon Age, The Sims, Bejeweled, and Plants vs. Zombies), and some of our games are based on content that we license from others (e.g., FIFA, Madden NFL and Star Wars). Our goal is to turn our intellectual properties into year-round businesses available on a range of platforms. Our products and services may be purchased through physical and online retailers, platform providers such as console manufacturers and mobile carriers via digital downloads, as well as directly through our own distribution platform, including online portals such as Origin.
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2015 and 2014 contain 52 weeks each, and ends or ended, as the case may be, on March 28, 2015 and March 29, 2014, respectively. Our results of operations for the three months ended June 30, 2014 and 2013 contained 13 weeks each and ended on June 28, 2014 and June 29, 2013, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, as filed with the United States Securities and Exchange Commission (“SEC”) on May 21, 2014.
Change in Estimated Offering Period
Prior to July 1, 2013, for most sales, we estimated the offering period to be six months and recognized revenue over this period in the month after delivery. During the three months ended September 30, 2013, we completed our annual evaluation of the estimated offering period and noted that generally, consumers were playing our games online over a longer period of time. Based on this, we concluded that for physical software sales made after June 30, 2013, the estimated offering period should be increased to nine months, resulting in revenue being recognized over a longer period of time. This change in estimate resulted in an estimated increase to net revenue and net income of $105 million and an increase of $0.33 of diluted earnings per share for the three months ended June 30, 2014. The estimated offering period for digitally distributed software games is six months. We have not yet completed our fiscal year 2015 evaluation of our estimated offering period.
Recently Adopted Accounting Standards
On April 1, 2014, we adopted ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under the new accounting standard, an unrecognized tax benefit is required to be presented as a reduction to a deferred tax asset if the disallowance of the uncertain tax position would reduce an available tax loss or tax credit carryforward instead of resulting in a cash tax liability. The ASU applies prospectively to all unrecognized tax benefits that exist as of the adoption date. As a result of the adoption, we reduced: (a) noncurrent income tax obligations by $96 million; (b) current deferred income tax assets by $18 million; and (c) noncurrent deferred income tax assets by $11 million. We increased noncurrent deferred income tax liabilities by $67 million. As the new accounting standard only impacted presentation, it did not have an impact on the Company’s net financial position, results of operations, or cash flows.

Impact of Recently Issued Accounting Standards
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). The amendments of this ASU require that only the disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. The disclosure requirements will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2014, and will require prospective application. Early adoption is permitted. We expect to adopt this new standard in the first quarter of fiscal year 2016. We do not expect the adoption to have a material impact on our Condensed Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments of this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2015. We expect to adopt this new standard in the first quarter of fiscal year 2017. We do not expect the adoption to have a material impact on our Condensed Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its Condensed Consolidated Financial Statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. We expect to adopt this new standard in the first quarter of fiscal year 2018.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2014 and March 31, 2014, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of June 30, 2014	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$202	$202	$—	$—	Cash equivalents
Available-for-sale securities:
Corporate bonds	378	—	378	—	Short-term investments
U.S. Treasury securities	195	195	—	—	Short-term investments
Commercial paper	131	—	131	—	Short-term investments and cash equivalents
U.S. agency securities	100	—	100	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	9	9	—	—	Other assets
Foreign currency derivatives	5	—	5	—	Other current assets
Total assets at fair value	$1,020	$406	$614	$—
Liabilities
Contingent consideration (b)	$2	$—	$—	$2	Accrued and other current liabilities
Foreign currency derivatives	7	—	7	—	Accrued and other current liabilities
Deferred compensation plan liabilities	9	9	—	—	Other liabilities
Total liabilities at fair value	$18	$9	$7	$2

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2014	$4
Change in fair value (c)	(1)
Payments (d)	(1)
Balance as of June 30, 2014	$2

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of March 31, 2014	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$588	$588	$—	$—	Cash equivalents
Available-for-sale securities:
Corporate bonds	279	—	279	—	Short-term investments
Commercial paper	146	—	146	—	Short-term investments and cash equivalents
U.S. Treasury securities	118	118	—	—	Short-term investments and cash equivalents
U.S. agency securities	89	—	89	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	9	9	—	—	Other assets
Total assets at fair value	$1,229	$715	$514	$—
Liabilities
Contingent consideration (b)	$4	$—	$—	$4	Accrued and other current liabilities and other liabilities
Foreign currency derivatives	6	—	6	$—	Accrued and other current liabilities
Deferred compensation plan liabilities	9	9	$—	$—	Other liabilities
Total liabilities at fair value	$19	$9	$6	$4

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2013	$43
Change in fair value (c)	(35)
Payment (d)	(4)
Balance as of March 31, 2014	$4

(a)
The Deferred Compensation Plan assets consist of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, for additional information regarding our Deferred Compensation Plan.

(b)
The contingent consideration as of June 30, 2014 represents the estimated fair value of the additional variable cash consideration payable in connection with our acquisition of KlickNation Corporation (“KlickNation”) that is contingent upon the achievement of certain performance milestones. The contingent consideration as of March 31, 2014 represents the estimated fair value of the additional variable cash consideration payable in connection with our acquisitions of KlickNation and Chillingo Limited (“Chillingo”) that are contingent upon the achievement of certain performance milestones. We estimated the fair value of the acquisition-related contingent consideration payable using probability-weighted discounted cash flow models, and applied a discount rate that appropriately captures the risk associated with the obligation. The weighted average of the discount rates used during the three months ended June 30, 2014 was 13 percent. The weighted average of the discount rates used during the fiscal year 2014 was 18 percent. The significant unobservable input used in the fair value measurement of the contingent consideration payable are forecasted earnings. Significant changes in forecasted earnings would result in a significantly higher or lower fair value measurement. At June 30, 2014 and March 31, 2014, the fair market value of acquisition-related contingent consideration totaled $2 million and $4 million, respectively, compared to a maximum potential payout of $3 million and $10 million, respectively.

(c)	The change in fair value is reported as acquisition-related contingent consideration in our Condensed Consolidated Statements of Operations.

(d)
During the three months ended June 30, 2014, we made payments totaling $1 million to settle certain performance milestones achieved in connection with one of our acquisitions. During fiscal year 2014, we made payments totaling $4 million to settle certain performance milestones achieved in connection with two of our acquisitions.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of June 30, 2014 and March 31, 2014, our cash and cash equivalents were $1,554 million and $1,782 million, respectively. Cash equivalents were valued at their carrying amounts as they approximate fair value due to the short maturities of these financial instruments.
Short-Term Investments
Short-term investments consisted of the following as of June 30, 2014 and March 31, 2014 (in millions):

	As of June 30, 2014				As of March 31, 2014
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$378	$—	$—	$378	$279	$—	$—	$279
U.S. Treasury securities	195	—	—	195	114	—	—	114
Commercial paper	101	—	—	101	110	—	—	110
U.S. agency securities	88	—	—	88	80	—	—	80
Short-term investments	$762	$—	$—	$762	$583	$—	$—	$583
We evaluate our investments for impairment quarterly. Factors considered in the review of investments with an unrealized loss include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and any contractual terms impacting the prepayment or settlement process. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of June 30, 2014 and March 31, 2014.
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of June 30, 2014 and March 31, 2014 (in millions):

	As of June 30, 2014		As of March 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$338	$338	$318	$318
Due in 1-2 years	223	223	156	156
Due in 2-3 years	195	195	104	104
Due in 3-4 years	6	6	5	5
Short-term investments	$762	$762	$583	$583

0.75% Convertible Senior Notes Due 2016
The following table summarizes the carrying value and fair value of our 0.75% Convertible Senior Notes due 2016 as of June 30, 2014 and March 31, 2014 (in millions):

	As of June 30, 2014		As of March 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
0.75% Convertible Senior Notes due 2016	$586	$801	$580	$731

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows:

	As of June 30, 2014			As of March 31, 2014
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	98	2	2	179	—	3
Forward contracts to sell	311	1	5	363	—	2
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations for three months ended June 30, 2014 and 2013 was a loss of $5 million and $2 million, respectively. During the three months ended June 30, 2014 and 2013, we reclassified an immaterial amount of the ineffective portion of gains or losses resulting from changes in fair value into interest and other income (expense), net.

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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows:

	As of June 30, 2014			As of March 31, 2014
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$111	$2	$—	$140	$—	$1
Forward contracts to sell	$252	$—	$—	$232	$—	$—
The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2014 and 2013 was immaterial, and is included in interest and other income (expense), net.

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended June 30, 2014 and 2013 are as follows (in millions):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2014	$(4)	$(10)	$51	$37
Other comprehensive income before reclassifications	—	(1)	20	19
Amounts reclassified from accumulated other comprehensive income	—	5	—	5
Net current-period other comprehensive income	—	4	20	24
Balance as of June 30, 2014	$(4)	$(6)	$71	$61

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2013	$(4)	$—	$73	$69
Other comprehensive loss before reclassifications	(1)	(2)	(12)	(15)
Amounts reclassified from accumulated other comprehensive income	—	2	—	2
Net current-period other comprehensive loss	(1)	—	(12)	(13)
Balances as of June 30, 2013	$(5)	$—	$61	$56
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2014 and 2013 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (loss)
Statement of Operations Classification	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Net revenue	$3	$1
Research and development	2	1
Total amount reclassified, net of tax	$5	$2

(6) BUSINESS COMBINATIONS
During the three months ended June 30, 2014, there were no acquisitions. During the three months ended June 30, 2013, we completed one acquisition that did not have a significant impact on our Condensed Consolidated Financial Statements.
(7) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the three months ended June 30, 2014 are as follows (in millions):

	As of March 31, 2014	Activity	Effects of Foreign Currency Translation	As of June 30, 2014
Goodwill	$2,091	$—	$3	$2,094
Accumulated impairment	(368)	—	—	(368)
Total	$1,723	$—	$3	$1,726
Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. Goodwill is not amortized, but rather subject to at least an annual assessment for impairment by applying a fair value-based test. Our goodwill is fully attributed to our operating segment. See note 16 for additional information regarding our segment.

Acquisition-related intangibles consisted of the following (in millions):

	As of June 30, 2014			As of March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$531	$(399)	$132	$531	$(385)	$146
Trade names and trademarks	130	(107)	23	130	(105)	25
Registered user base and other intangibles	87	(87)	—	87	(87)	—
Carrier contracts and related	85	(80)	5	85	(79)	6
Total	$833	$(673)	$160	$833	$(656)	$177
Amortization of intangibles for the three months ended June 30, 2014 and 2013 are classified in the Condensed Consolidated Statement of Operations as follows (in millions):

	Three Months Ended June 30,
	2014	2013
Cost of service and other	$10	$6
Cost of product	4	9
Operating expenses	3	4
Total	$17	$19
Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from 2 to 14 years. As of June 30, 2014 and March 31, 2014, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 3.2 years and 3.4 years, respectively.
As of June 30, 2014, future amortization of acquisition-related intangibles that will be recorded in the Condensed Consolidated Statement of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2015 (remaining nine months)	$48
2016	53
2017	32
2018	12
2019	8
2020	6
Thereafter	1
Total	$160

(8) RESTRUCTURING AND OTHER CHARGES
Restructuring and other restructuring plan-related information as of June 30, 2014 was as follows (in millions):

	Fiscal 2011 Restructuring	Other Restructurings and Reorganization
	Other	Facilities- related	Other	Total
Balances as of March 31, 2013	$57	$4	$1	$62
Charges to operations	(2)	1	—	(1)
Charges settled in cash	(8)	(3)	—	(11)
Balances as of March 31, 2014	47	2	1	50
Charges to operations	—	—	—	—
Charges settled in cash	(7)	—	—	(7)
Balances as of June 30, 2014	$40	$2	$1	$43

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
Since the inception of the fiscal 2011 restructuring plan through June 30, 2014, we have incurred charges of $172 million, consisting of (1) $129 million related to the amendment of certain licensing agreements and other intangible asset impairment costs, (2) $31 million related to the amendment of certain developer agreements, and (3) $12 million in employee-related expenses. The $40 million restructuring accrual as of June 30, 2014 is expected to be settled by December 2015. We do not expect to incur any additional restructuring charges under this plan.
Other Restructurings and Reorganization
We also engaged in various other restructurings and a reorganization based on management decisions made in fiscal years 2013 and 2009. We do not expect to incur any additional restructuring charges under these plans. The $3 million restructuring accrual as of June 30, 2014 related to our other restructuring plans is expected to be settled by April 2020.

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
Royalty-based obligations with content licensors and distribution affiliates are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of revenue at the greater of the contractual rate or an effective royalty rate based on the total projected net revenue for contracts with guaranteed minimums. Prepayments made to thinly capitalized independent software developers and co-publishing affiliates are generally made in connection with the development of a particular product, and therefore, we are generally subject to development risk prior to the release of the product. Accordingly, payments that are due prior to completion of a product are generally expensed to research and development over the development period as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of revenue.

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
During the three months ended June 30, 2014, we recognized a loss of $122 million on a previously unrecognized licensed intellectual property commitment. During the three months ended June 30, 2013, we recognized impairment charges of $17 million on royalty-based assets. These losses were recognized in cost of revenue. The $122 million loss recognized during the three months ended June 30, 2014 relate to the termination of certain rights we previously had to use a licensor’s intellectual property. In addition, because the loss will be paid in installments through March 2022, our accrued loss was computed using the effective interest method. We currently estimate recognizing in future periods through March 2022, approximately $36 million for the accretion of interest expense related to this obligation. This interest expense will be included in cost of revenue in our Condensed Consolidated Statement of Operations.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of June 30, 2014	As of March 31, 2014
Other current assets	$76	$97
Other assets	52	58
Royalty-related assets	$128	$155
At any given time, depending on the timing of our payments to our co-publishing and/or distribution affiliates, content licensors, and/or independent software developers, we classify any recognized unpaid royalty amounts due to these parties as accrued liabilities. The current and long-term portions of accrued royalties, included in accrued and other current liabilities and other liabilities, consisted of (in millions):

	As of June 30, 2014	As of March 31, 2014
Accrued royalties	$114	$73
Other accrued expenses	—	7
Other liabilities	153	53
Royalty-related liabilities	$267	$133
In addition, as of June 30, 2014, we were committed to pay approximately $1,092 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 13 for further information on our developer and licensor commitments.

(10) BALANCE SHEET DETAILS
Inventories
Inventories as of June 30, 2014 and March 31, 2014 consisted of (in millions):

	As of June 30, 2014	As of March 31, 2014
Finished goods	$36	$55
Raw materials and work in process	1	1
Inventories	$37	$56
Property and Equipment, Net
Property and equipment, net, as of June 30, 2014 and March 31, 2014 consisted of (in millions):

	As of June 30, 2014	As of March 31, 2014
Computer, equipment and software	$736	$718
Buildings	333	327
Leasehold improvements	134	129
Office equipment, furniture and fixtures	67	67
Land	63	63
Warehouse, equipment and other	9	10
Construction in progress	7	5
	1,349	1,319
Less: accumulated depreciation	(846)	(809)
Property and equipment, net	$503	$510
During the three months ended June 30, 2014 and 2013, depreciation expense associated with property and equipment was $31 million and $30 million, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities as of June 30, 2014 and March 31, 2014 consisted of (in millions):

	As of June 30, 2014	As of March 31, 2014
Other accrued expenses	$270	$328
Accrued compensation and benefits	168	259
Accrued royalties	114	73
Deferred net revenue (other)	114	121
Accrued and other current liabilities	$666	$781
Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
Deferred Net Revenue (Online-Enabled Games)
Deferred net revenue (online-enabled games) was $1,051 million and $1,490 million as of June 30, 2014 and March 31, 2014, respectively. Deferred net revenue (online-enabled games) generally includes the unrecognized revenue from bundled sales of certain online-enabled games for which we do not have vendor-specific objective evidence of fair value (“VSOE”) for the obligation to provide unspecified updates. We recognize revenue from the sale of online-enabled games for which we do not have VSOE for the unspecified updates on a straight-line basis, generally over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally-distributed games. However, we expense the cost of revenue related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

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

The provision for income taxes reported for the three months ended June 30, 2014 is based on our projected annual effective tax rate for fiscal year 2015, and also includes certain discrete items recorded during the period. Our effective tax rate for the three months ended June 30, 2014 was 5.4 percent as compared to 2.6 percent for the same period of fiscal year 2014. The effective tax rate for the three months ended June 30, 2014 and June 30, 2013 differs from the statutory rate of 35.0 percent primarily due to the utilization of U.S. deferred tax assets which were subject to a valuation allowance and non-U.S. profits subject to a reduced or zero tax rate. The effective tax rate for the three months ended June 30, 2014 differs from the same period in fiscal year 2014 primarily due to a discrete expense of $12 million recorded in the three months ended June 30, 2014 for excess tax benefits from stock-based compensation deductions allocated directly to contributed capital.

During the three months ended June 30, 2014, we recorded a net decrease of $1 million in gross unrecognized tax benefits. The total gross unrecognized tax benefits as of June 30, 2014 is $231 million. A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of June 30, 2014, if recognized, approximately $81 million of the unrecognized tax benefits would affect our effective tax rate and approximately $150 million would result in adjustments to deferred tax assets with corresponding adjustments to the valuation allowance.

During the three months ended June 30, 2014, we recorded a net increase of $1 million for accrued interest and penalties related to tax positions taken on our tax returns. As of June 30, 2014, the combined amount of accrued interest and penalties related to uncertain tax positions included in income tax obligations on our Condensed Consolidated Balance Sheet was approximately $17 million.
We file income tax returns in the United States, including various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions, including Canada, France, Germany, Switzerland and the United Kingdom. The IRS is currently examining our returns for fiscal years 2009 through 2011, and we remain subject to income tax examination by the IRS for fiscal years after 2011. We are also currently under income tax examination in the United Kingdom for fiscal years 2010 and 2012, in Germany for fiscal years 2008 through 2012, in Spain for fiscal years 2010 through 2013. We remain subject to income tax examination for several other jurisdictions including in Canada for fiscal years after 2005, in France for fiscal years after 2011, in Germany for fiscal years after 2012, in the United Kingdom for fiscal years 2011 and after 2012, and in Switzerland for fiscal years after 2007.
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

(12) FINANCING ARRANGEMENTS
0.75% Convertible Senior Notes Due 2016
In July 2011, we issued $632.5 million aggregate principal amount of 0.75% Convertible Senior Notes due 2016 (the “Notes”). The Notes are senior unsecured obligations which pay interest semiannually in arrears at a rate of 0.75% per annum on January 15 and July 15 of each year, beginning on January 15, 2012 and will mature on July 15, 2016, unless purchased earlier or converted in accordance with their terms prior to such date. The Notes are senior in right of payment to any unsecured indebtedness that is expressly subordinated in right of payment to the Notes.

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
The carrying values of the liability and equity components of the Notes are reflected in our Condensed Consolidated Balance Sheet as follows (in millions):

	As of June 30, 2014	As of March 31, 2014
Principal amount of Notes	$633	$633
Unamortized debt discount of the liability component	(47)	(53)
Net carrying amount of Notes	$586	$580
Equity component, net	$105	$105

As of June 30, 2014, the remaining life of the Notes is approximately 2.0 years.
Convertible Note Hedge and Warrants Issuance
In July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provides us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock at a strike price of $31.74, which corresponds to the conversion price of the Notes and is equal to the number of shares of our common stock that notionally underlie the Notes. As of June 30, 2014, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge, which was recorded as an equity transaction.
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
Effect of conversion on earning per share (“EPS”)
The Notes have no impact on diluted EPS until the average quarterly price of our common stock exceeds the conversion price of $31.74 per share. Prior to conversion, we will include the effect of the additional shares that may be issued if our common stock price exceeds $31.74 per share using the treasury stock method. If the average price of our common stock exceeds $41.14 per share for a quarterly period, we will also include the effect of the additional potential shares that may be issued related to the Warrants using the treasury stock method. Prior to conversion, the Convertible Note Hedge is not considered for purposes of the EPS calculation, as its effect would be anti-dilutive. Upon conversion, the Convertible Note Hedge is expected to offset the dilutive effect of the Notes when the stock price is above $31.74 per share. See Note 15 for additional information related to our EPS.
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

As of June 30, 2014, no amounts were outstanding under the credit facility. During the three months ended September 30, 2012, we paid $2 million of debt issuance costs in connection with obtaining this credit facility. These costs are deferred and are being amortized to interest expense over the 3.5 years term of the credit facility.

The following table summarizes our interest expense recognized for the three months ended June 30, 2014 and 2013 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,
	2014	2013
Amortization of debt discount	$(5)	$(5)
Amortization of debt issuance costs	(1)	—
Coupon interest expense	(1)	(1)
Other interest expense	(1)	(1)
Total interest expense	$(8)	$(7)

(13) COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of June 30, 2014, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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

The following table summarizes our minimum contractual obligations as of June 30, 2014 (in millions):

		Fiscal Years Ending March 31,
		2015
		(Remaining
	Total	nine mos.)	2016	2017	2018	2019	2020	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,092	$126	$258	$248	$137	$104	$76	$143
Marketing commitments	245	38	39	62	21	21	21	43
Operating leases	175	34	46	31	21	16	8	19
0.75% Convertible Senior Notes due 2016 interest (a)	12	5	5	2	—	—	—	—
Other purchase obligations	94	18	30	20	13	12	1	—
Total unrecognized commitments	1,618	221	378	363	192	153	106	205

Recognized commitments
0.75% Convertible Senior Notes due 2016 principal (a)	633	—	—	633	—	—	—	—
Licensing and lease obligations (b)	186	16	22	23	23	24	25	53
Total recognized commitments	819	16	22	656	23	24	25	53

Total commitments	$2,437	$237	$400	$1,019	$215	$177	$131	$258

(a)
Included in the $12 million coupon interest on the 0.75% Convertible Senior Notes due 2016 is $2 million of accrued interest recognized as of June 30, 2014. We will be obligated to pay the $632.5 million principal amount of the 0.75% Convertible Senior Notes due 2016 in cash and any excess conversion value in shares of our common stock upon redemption of the Notes at maturity on July 15, 2016 or upon earlier redemption. The $632.5 million principal amount excludes $47 million of unamortized discount of the liability component. See Note 12 for additional information regarding our 0.75% Convertible Senior Notes due 2016.

(b)
See Note 8 for additional information regarding recognized commitments resulting from our restructuring plans. Lease commitments have not been reduced for approximately $7 million due in the future from third parties under non-cancelable sub-leases. See Note 9 for additional information regarding recognized obligations from our licensing-related commitments.

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of June 30, 2014; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above, as of June 30, 2014, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $89 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Also, in addition to what is included in the table above as of June 30, 2014, in connection with our KlickNation acquisition, we may be required to pay an additional $3 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2015. As of June 30, 2014, we have accrued $2 million of contingent consideration on our Condensed Consolidated Balance Sheet representing the estimated fair value of the contingent consideration.

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

In September 2013, we reached an agreement to settle all actions brought by college athletes. On May 30, 2014, counsel for plaintiffs filed a motion for the court to approve the settlement of all actions. The court has not yet ruled on plaintiffs’ motion. We recognized a $30 million accrual during the second quarter of fiscal 2014 associated with the anticipated settlement. On November 4, 2013, the NCAA filed a complaint against the Company and CLC in the Superior Court of Fulton County, Georgia that alleged that the Company is contractually obligated to defend and indemnify the NCAA against claims asserted in In re NCAA Student-Athlete Name & Likeness Licensing concerning the alleged misappropriation of student-athletes’ publicity rights in EA’s collegiate video games. On June 9, 2014, the NCAA dismissed its complaint without prejudice.
On December 17, 2013, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers by an individual purporting to represent a class of purchasers of EA common stock. A second purported shareholder class action lawsuit alleging substantially similar claims was subsequently filed in the same court. These lawsuits have been consolidated into one action. The lawsuits, which assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, allege, among other things, that the Company and certain of its officers issued materially false and misleading statements regarding the rollout of the Company’s Battlefield 4 game. The lawsuits seek unspecified damages, which have not been quantified. On June 9, 2014, we filed a motion asking the court to dismiss all claims. The court has not yet ruled on our motion.
We are also subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our Condensed Consolidated Financial Statements.
(14)  STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
Valuation Assumptions
We estimate the fair value of share-based payment awards on the date of grant. We recognize compensation costs for stock-based payment awards to employees based on the grant-date fair value using a straight-line approach over the service period for which such awards are expected to vest. For awards with only service conditions that have a graded vesting schedule, we recognize compensation costs on a straight-line basis over the requisite service period for the entire award.
We determine the fair value of our share-based payment awards as follows:

•
Restricted Stock Units, Restricted Stock, and Performance-Based Restricted Stock Units. The fair value of restricted stock units, restricted stock, and performance-based restricted stock units (other than market-based restricted stock units) is determined based on the quoted market price of our common stock on the date of grant. Performance-based restricted stock units include grants made in connection with certain acquisitions.

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
There were no ESPP shares issued during the three months ended June 30, 2014 and 2013. There were no significant stock options granted during the three months ended June 30, 2013.
The estimated assumptions used in the Black-Scholes valuation model to value our stock option grants were as follows:

Three Months Ended June 30,
2014
Risk-free interest rate	1.1 - 1.8%
Expected volatility	37 - 40%
Weighted-average volatility	38%
Expected term	4.5 years
Expected dividends	None
The estimated assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Three Months Ended June 30,
	2014	2013
Risk-free interest rate	0.9%	0.4%
Expected volatility	16 - 79%	16 - 58%
Weighted-average volatility	30%	31%
Expected dividends	None	None
Stock-Based Compensation Expense
Employee stock-based compensation expense recognized during the three months ended June 30, 2014 and 2013 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units, performance-based restricted stock units, market-based restricted stock units, and the ESPP included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,
	2014	2013
Research and development	$16	$20
Marketing and sales	4	7
General and administrative	9	$6
Stock-based compensation expense	$29	$33
We did not recognize any benefit from income taxes related to our stock-based compensation expense recognized during the three months ended June 30, 2014 and 2013.

As of June 30, 2014, our total unrecognized compensation cost related to stock options was $20 million and is expected to be recognized over a weighted-average service period of 3.1 years. As of June 30, 2014, our total unrecognized compensation cost related to restricted stock and restricted stock units (collectively referred to as “restricted stock rights”) was $307 million and is expected to be recognized over a weighted-average service period of 1.9 years. Of the $307 million of unrecognized compensation cost, $19 million relates to market-based restricted stock units.
During the three months ended June 30, 2014, we recognized $12 million of tax expense for the excess tax benefits resulting from stock-based compensation deductions; this amount is allocated directly to contributed capital and reported in the financing activities on our Condensed Consolidated Statement of Cash Flows.
Stock Options
The following table summarizes our stock option activity for the fiscal year ended June 30, 2014:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2014	5,311	$37.43
Granted	940	35.68
Exercised	(224)	20.40
Forfeited, cancelled or expired	(141)	51.58
Outstanding as of June 30, 2014	5,886	$37.46	5.30	$34
Vested and expected to vest	5,503	$37.91	5.00	$32
Exercisable as of June 30, 2014	3,853	$41.32	5.08	$22
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of June 30, 2014, which would have been received by the option holders had all the option holders exercised their options as of that date. The weighted-average grant date fair values of stock options granted during the three months ended June 30, 2014 was $12.00. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Rights
The following table summarizes our restricted stock rights activity, excluding performance-based restricted stock unit activity which is discussed below, for the fiscal year ended June 30, 2014:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Balance as of March 31, 2014	13,536	$19.70
Granted	3,265	35.49
Vested	(4,211)	19.40
Forfeited or cancelled	(442)	20.50
Balance as of June 30, 2014	12,148	$24.02

The weighted-average grant date fair values of restricted stock rights granted during the three months ended June 30, 2014 and 2013 were $35.49 and $22.31, respectively.

Performance-Based Restricted Stock Units
The following table summarizes our performance-based restricted stock unit activity for the fiscal year ended three months ended June 30, 2014:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Balance as of March 31, 2014	54	$15.39
Vested	(49)	15.39
Forfeited or cancelled	(5)	15.39
Balance as of June 30, 2014	—	$—
Market-Based Restricted Stock Units
Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be received at vesting will range from zero percent to 200 percent of the target number of stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period, generally over a three year period. We present shares granted at 100 percent of target of the number of stock units that may potentially vest. The maximum number of common shares that could vest is approximately 0.4 million for market-based restricted stock units granted during the three months ended June 30, 2014. As of June 30, 2014, the maximum number of shares that could vest is approximately 1.3 million for market-based restricted stock units outstanding.
The following table summarizes our market-based restricted stock unit activity for the year ended June 30, 2014:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2014	978	$24.83
Granted	193	46.96
Vested	(671)	21.45
Vested above target	192	16.80
Forfeited or cancelled	(29)	33.70
Balance as of June 30, 2014	663	$31.97
The weighted-average grant date fair values of market-based restricted stock units granted during the three months ended June 30, 2014 and 2013 were $46.96 and $29.52, respectively.
Stock Repurchase Program
In May 2014, a special committee of our Board of Directors, on behalf of the full Board of Directors, authorized a new program to repurchase up to $750 million of our common stock. This new stock repurchase program, which expires on May 31, 2016, supersedes and replaces the stock repurchase authorization approved by our Board of Directors in July 2012. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended June 30, 2014, we repurchased approximately 1.4 million shares of our common stock for approximately $50 million.

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

	Three Months Ended June 30,
(In millions, except per share amounts)	2014	2013
Net income	$335	$222
Shares used to compute net income per share:
Weighted-average common stock outstanding — basic	313	304
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	8	8
Dilutive potential common shares related to the Notes	1	—
Weighted-average common stock outstanding — diluted	322	312
Net income per share:
Basic	$1.07	$0.73
Diluted	$1.04	$0.71

For the three months ended June 30, 2014 and 2013, options to purchase, restricted stock units and restricted stock to be released in the amount of 4 million shares and 6 million shares of common stock, respectively, were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect.

For the three months ended June 30, 2013, potentially dilutive shares of common stock related to our 0.75% Convertible Senior Notes due 2016 issued during fiscal year 2012, which have a conversion price of $31.74 per share and the associated Warrants, which have a conversion price of $41.14 per share, were excluded from the computation of Diluted EPS as their inclusion would have had an antidilutive effect resulting from the conversion price. The associated Convertible Note Hedge was excluded from the computation of diluted shares as the impact is always considered antidilutive. See Note 12 for additional information related to our 0.75% Convertible Senior Notes due 2016 and related Convertible Note Hedge and Warrants.

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

The following table summarizes the financial performance of our current segment operating profit and a reconciliation to our consolidated operating income for the three months ended June 30, 2014 and 2013. Our current segment operating profit differs from the prior “EA Labels” segment profit primarily due to the inclusion of (1) our Switzerland distribution revenues and expenses and (2) certain corporate and other functional costs such as our Global Publishing and Marketing organization expenses, which were previously not allocated to the EA Labels. Prior periods below have been restated to reflect our current reporting segment structure (in millions):

	Three Months Ended June 30,
	2014	2013
Segment:
Net revenue before revenue deferral	$775	$495
Depreciation	(31)	(30)
Other expenses	(659)	(626)
Segment operating profit	85	(161)
Reconciliation to consolidated operating income:
Other:
Revenue deferral	(623)	(355)
Recognition of revenue deferral	1,062	809
Amortization of intangibles	(17)	(19)
Acquisition-related contingent consideration	1	(7)
Restructuring and other charges	—	(1)
Stock-based compensation	(29)	(33)
Loss on licensed intellectual property commitment	(122)	—
Other expenses	5	—
Consolidated operating income	$362	$233

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
Information about our total net revenue by revenue composition for the three months ended June 30, 2014 and 2013 is presented below (in millions):

	Three Months Ended June 30,
	2014	2013
Packaged goods and other	$678	$467
Digital	536	482
Net revenue	$1,214	$949
Information about our operations in North America and internationally as of and for the three months ended June 30, 2014 and 2013 is presented below (in millions):

	Three Months Ended June 30,
	2014	2013
Net revenue from unaffiliated customers
North America	$522	$395
International	692	554
Net revenue	$1,214	$949

	As of June 30,
	2014	2013
Long-lived assets
North America	$1,919	$2,001
International	470	492
Total	$2,389	$2,493
We attribute net revenue from external customers to individual countries based on the location of the legal entity that sells the products and/or services. Note that revenue attributed to the legal entity that makes the sale is often not the country where the consumer resides. For example, revenue generated by our Swiss legal entities includes digital revenue from consumers who reside outside of Switzerland, including consumers who reside outside of Europe. Revenue generated by our Swiss legal entities during the three months ended June 30, 2014 represented $440 million, or 36 percent, of our total net revenue. Revenue generated by our Swiss legal entities during the three months ended June 30, 2013 represented $403 million, or 43 percent, of our total net revenue. Revenue generated in the United States represents over 99 percent of our total North America net revenue. There were no other countries with net revenue greater than 10 percent.
Our direct sales to Microsoft, Sony and GameStop Corp. represented approximately 11 percent, 11 percent and 10 percent of total net revenue, respectively, during the three months ended June 30, 2014. Our direct sales to GameStop Corp. represented approximately 11 percent of total net revenue for the three months ended June 30, 2013.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Electronic Arts Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of June 28, 2014, and the related condensed consolidated statements of operations, comprehensive income, and cash flows for the three-month periods ended June 28, 2014 and June 29, 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Electronic Arts Inc. and subsidiaries as of March 29, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 21, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 28, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Santa Clara, California
August 5, 2014

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, made in this Quarterly Report are forward looking. Examples of forward-looking statements include statements related to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, including our intended product releases, and may include certain assumptions that underlie the forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate” (and the negative of any of these terms), “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Our actual results could differ materially from those in the forward-looking statements. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed in this report under the heading “Risk Factors” in Part II, Item 1A, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 as filed with the Securities and Exchange Commission (“SEC”) on May 21, 2014 and in other documents we have filed with the SEC.

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three months ended June 30, 2014, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 as filed with the SEC on May 21, 2014 and in other documents we have filed with the SEC.
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
Financial Results
Total net revenue for the three months ended June 30, 2014 was $1,214 million, an increase of $265 million, or 28 percent, as compared to the three months ended June 30, 2013. At June 30, 2014, deferred net revenue associated with sales of online-enabled games decreased by $439 million as compared to March 31, 2014, directly increasing the amount of reported net revenue during the three months ended June 30, 2014. At June 30, 2013, deferred net revenue associated with sales of online-enabled games decreased by $454 million as compared to March 31, 2013, directly increasing the amount of reported net revenue during the three months ended June 30, 2013. Disregarding the impact of the deferred net revenue, reported net revenue would have increased by approximately $280 million, or 57 percent, during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Net revenue for the three months ended June 30, 2014 was driven by FIFA 2014, Battlefield 4, and Madden NFL 25.

Net income for the three months ended June 30, 2014 was $335 million as compared to $222 million for the three months ended June 30, 2013. Diluted earnings per share for the three months ended June 30, 2014 was $1.04 as compared to a diluted earnings per share of $0.71 for the three months ended June 30, 2013. Net income increased for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily as a result of a $92 million increase in gross profit and a $37 million decrease in operating expenses primarily due to personnel-related costs, resulting from a decrease in headcount and continued cost discipline.

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
During the three months ended June 30, 2014, we repurchased and retired approximately 1.4 million shares of our common stock for approximately $50 million. We continue to actively repurchase shares under this program.

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

•
Delivery. For packaged goods, delivery is considered to occur when a product is shipped and the risk of loss and rewards of ownership have transferred to the customer. For digital downloads, delivery is considered to occur when the software is made available to the customer for download. For services and other, delivery is generally considered to occur as the service is delivered, which is determined based on the underlying service obligation.

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

Prior to July 1, 2013, for most sales, we estimated the offering period to be six months and recognized revenue over this period in the month after delivery. During the three months ended September 30, 2013, we completed our annual evaluation of the estimated offering period and noted that generally, consumers were playing our games online over a longer period of time. Based on this, we concluded that for physical software sales made after June 30, 2013, the estimated offering period should be increased to nine months, resulting in revenue being recognized over a longer period of time. This change in estimate resulted in an estimated decrease to net revenue and net income of $474 million and a decrease of $1.50 of diluted earnings per share for fiscal year 2014. The estimated offering period for digitally distributed software games is six months. We have not yet completed our fiscal year 2015 evaluation of our estimated offering period.
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its Condensed Consolidated Financial Statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. We expect to adopt this new standard in the first quarter of fiscal year 2018.
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

Our business consists of developing, marketing and distributing video game software content and services using both established and emerging intellectual properties and our forecasts for emerging intellectual properties are based upon internal estimates and external sources rather than historical information and have an inherently higher risk of inaccuracy. If future forecasts are revised, they may indicate or require future impairment charges. We base our fair value estimates on assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2015 and 2014 contain 52 weeks each and ends or ended, as the case may be, on March 28, 2015 and March 29, 2014, respectively. Our results of operations for the three months ended June 30, 2014 and 2013 contained 13 weeks each and ended on June 28, 2014 and June 29, 2013, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

Net Revenue
Net revenue consists of sales generated from (1) video games sold as packaged goods or as digital downloads and designed for play on video game consoles (such as the PlayStation 3 and 4 from Sony and Xbox 360 and One from Microsoft) and PCs, (2) video games for mobile phones and tablets, (3) separate software products and content and online game services associated with these products, (4) licensing our game software to third parties, (5) allowing other companies to manufacture and sell our products in conjunction with other products, and (6) advertisements on our online web pages and in our games.

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

Net Revenue Quarterly Analysis

Net Revenue

For the three months ended June 30, 2014, net revenue was $1,214 million and increased $265 million, or 28 percent, as compared to the three months ended June 30, 2013. This increase was driven by a $517 million increase in revenue primarily from the FIFA and Battlefield franchises, and Titanfall. This increase was partially offset by a $252 million decrease in revenue primarily from the Crysis, Dead Space, SimCity, The Sims franchises, and Star Wars: The Old Republic.

Net Revenue by Product Revenue and Service and Other Revenue

Our total net revenue by product revenue and service and other revenue for the three months ended June 30, 2014 and 2013 was as follows (in millions):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Net revenue:
Product	$757	$543	$214	39%
Service and other	457	406	51	13%
Total net revenue	$1,214	$949	$265	28%

Product Revenue

For the three months ended June 30, 2014, product revenue was $757 million, primarily driven by FIFA 14, Battlefield 4, and Madden NFL 25. Product revenue for the three months ended June 30, 2014 increased $214 million, or 39 percent, as compared to the three months ended June 30, 2013. This increase was driven by a $413 million increase primarily from the Battlefield, FIFA, and Madden NFL franchises. This increase was partially offset by a $199 million decrease primarily from the Crysis, Dead Space, and The Sims franchises.

Service and Other Revenue
For the three months ended June 30, 2014, service and other revenue was $457 million, primarily driven by FIFA Ultimate Team, Titanfall, and Battlefield 4 Premium. Service and other revenue for the three months ended June 30, 2014 increased $51 million, or 13 percent, as compared to the three months ended June 30, 2013. This increase was driven by a $153 million increase primarily from Titanfall and the FIFA and Plants vs Zombies franchises. This increase was partially offset by a $102 million decrease primarily from the Battlefield and SimCity franchises and Star Wars: The Old Republic.

Net Revenue by Geography

We attribute net revenue from external customers to individual countries based on the location of the legal entity that sells the products and/or services. Note that revenue attributed to the legal entity that makes the sale is often not the country where the consumer resides. For example, revenue generated by our Swiss legal entities includes digital revenue from consumers who reside outside of Switzerland, including consumers who reside outside of Europe. Revenue generated by our Swiss legal entities during three months ended June 30, 2014 represented $440 million, or 36 percent, of our total net revenue. Revenue generated by our Swiss legal entities during three months ended June 30, 2013 represented $403 million, or 43 percent, of our total net revenue. Revenue generated in the United States represents over 99 percent of our total North America net revenue. No other country represented greater than 10 percent of total net revenue.

	Three Months Ended June 30,
(In millions)	2014	2013	$ Change	% Change
North America	$522	$395	$127	32%
International	692	554	138	25%
Total net revenue	$1,214	$949	$265	28%

Net revenue in North America was $522 million, or 43 percent of total net revenue for the three months ended June 30, 2014, compared to $395 million, or 42 percent of total net revenue for the three months ended June 30, 2013, an increase of $127 million, or 32 percent. Net revenue in North America increased primarily due to increased revenue in our Battlefield and Madden NFL franchises and Titanfall, partially offset by decreased revenue in our Dead Space, Crysis, and SimCity franchises. International net revenue was $692 million, or 57 percent of total net revenue during the three months ended June 30, 2014, compared to $554 million, or 58 percent of total net revenue during the three months ended June 30, 2013, an increase of $138 million, or 25 percent. We estimate that foreign exchange rates (primarily due to the British pound sterling and Euro) increased reported International net revenue by approximately $11 million, or 2 percent, for the three months ended June 30, 2014 as compared to the exchange rates in effect for the three months ended June 30, 2013. Excluding the effect of foreign exchange rates from International net revenue, we estimate that International net revenue increased by approximately $127 million, or 23 percent for three months ended June 30, 2014 as compared to three months ended June 30, 2013. This increase is primarily due to our FIFA and Battlefield franchises, and Titanfall, partially offset by decreased revenue in our Crysis, SimCity, and The Sims franchises.
Supplemental Net Revenue by Revenue Composition
As we continue to evolve our business and more of our products are delivered to consumers digitally via the Internet, we place a greater emphasis and focus on assessing our business through a review of net revenue by revenue composition.

Net Revenue before Revenue Deferral, a non-GAAP financial measure, is provided in this section of MD&A, including a discussion of the components of this measure: (1) packaged goods and other and (2) digital. See “Non-GAAP Financial Measures” below for an explanation of our use of this non-GAAP financial measure. A reconciliation to the corresponding measure calculated in accordance with U.S. GAAP is provided in the discussion below.

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

Our total net revenue by revenue composition for the three months ended June 30, 2014 and 2013 was as follows (in millions):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Packaged goods and other	$293	$117	$176	150%
Digital	482	378	104	28%
Net Revenue before Revenue Deferral	775	495	280	57%

Revenue Deferral	(623)	(355)	(268)	(75)%
Recognition of Revenue Deferral	1,062	809	253	31%
Total net revenue	$1,214	$949	$265	28%

Net Revenue before Revenue Deferral

Packaged Goods and Other Revenue

Packaged goods revenue (previously disclosed as “publishing revenue”) includes sales of software that is distributed physically. This includes (1) sales of our internally-developed and co-published game software distributed physically through traditional channels such as brick and mortar retailers, (2) our software licensing revenue from third parties (for example, makers of personal computers or computer accessories) who include certain of our products for sale with their products (“OEM bundles”), and (3) sales through our Switzerland distribution business. Other revenue includes our non-software licensing revenue.

For the three months ended June 30, 2014, packaged goods and other Net Revenue before Revenue Deferral was $293 million, primarily driven by Titanfall, FIFA World Cup 2014, FIFA 14, and EA SPORTS UFC. Packaged goods and other Net Revenue before Revenue Deferral for the three months ended June 30, 2014 increased $176 million, or 150 percent, as compared to the three months ended June 30, 2013. This increase was driven by a $221 million increase in sales primarily from Titanfall and the UFC and FIFA World Cup franchises. This increase was partially offset by a $45 million decrease in sales primarily from the The Sims franchise and Fuse.

Digital Revenue

Digital revenue (previously disclosed as “wireless, Internet-derived, and advertising (digital) revenue”) includes sales of software distributed through direct download via the Internet. This includes internally-developed and co-published game software distributed through our direct-to-consumer platform Origin, distributed wirelessly through mobile carriers, or licensed to our third-party publishing partners who distribute our games digitally. Digital revenue also includes our full-game downloads, mobile and tablet revenue (each of which are generally classified as product revenue with the exception of our MMO game downloads and freemium mobile games, which are classified as service revenue), as well as subscription services, micro-transactions, and advertising revenues (each of which is generally classified as service and other revenue).

For the three months ended June 30, 2014, digital Net Revenue before Revenue Deferral was $482 million, an increase of $104 million, or 28 percent, as compared to the three months ended June 30, 2013. This increase is due to (1) a $34 million or 33 percent increase in extra content and free-to-play sales primarily driven by FIFA Ultimate Team and Madden Ultimate Team, (2) a $33 million or 32 percent increase in full-game download sales primarily driven by Titanfall, FIFA 14, and Battlefield 4, (3) a $19 million or 19 percent increase in subscription sales primarily driven by Battlefield 4 Premium, and (4) an $18 million or 17 percent increase in mobile revenue primarily driven by Plant vs. Zombies 2 and FIFA 14.

Revenue Deferral

Revenue Deferral for the three months ended June 30, 2014 increased $268 million, or 75 percent, as compared to the three months ended June 30, 2013. Substantially all of this increase was due to a $280 million increase in Net Revenue before Revenue Deferral related to our packaged goods and other and digital sales during the three months ended June 30, 2014 as compared to three months ended June 30, 2013.

Recognition of Revenue Deferral

Our sales are generally deferred and recognized over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally distributed games, and therefore, the related revenue recognized during the fiscal quarter ended June 30 is primarily due to sales that occurred during the preceding six-month period for digitally distributed games and the preceding nine-month period for physical games sold through retail. The Recognition of Revenue Deferral for the three months ended June 30, 2014 increased $253 million, or 31 percent, as compared to the three months ended June 30, 2013. This increase was primarily due to (1) an increase in digital and physical games sold through retail during the preceding six and nine-month period, and (2) the increase in our estimated offering period, which was implemented during the second quarter of fiscal 2014 for physical games sold through retail from six to nine months. This change in estimate resulted in an estimated increase to net revenue and net income of $105 million and an increase of $0.33 of diluted earnings per share for the three months ended June 30, 2014.

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

Product Revenue and Service and Other Revenue by Revenue Composition

Our product and service and other revenue by revenue composition for the three months ended June 30, 2014 and 2013 was as follows (in millions):

	Three Months Ended June 30,
	2014	2013
Product revenue:
Packaged goods and other	$598	$409
Digital	159	134
Total product revenue	757	543

Service and other revenue:
Packaged goods and other	80	58
Digital	377	348
Total service and other revenue	457	406
Total net revenue	$1,214	$949

Cost of Revenue

Total cost of revenue for the three months ended June 30, 2014 and 2013 was as follows (in millions):

	June 30, 2014	% of Related Net Revenue	June 30, 2013	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$252	33.3%	$130	23.9%	94%	9.4%
Service and other	115	25.2%	64	15.8%	80%	9.4%
Total cost of revenue	$367	30.2%	$194	20.4%	89%	9.8%

Cost of Product Revenue
Cost of product revenue consists of (1) product costs, (2) certain royalty expenses for celebrities, professional sports and other organizations, and independent software developers, (3) manufacturing royalties, net of volume discounts and other vendor reimbursements, (4) expenses for defective products, (5) write-offs of post launch prepaid royalty costs and losses on previously unrecognized licensed intellectual property commitments, (6) amortization of certain intangible assets, (7) personnel-related costs, and (8) warehousing and distribution costs. We generally recognize volume discounts when they are earned from the manufacturer (typically in connection with the achievement of unit-based milestones); whereas other vendor reimbursements are generally recognized as the related revenue is recognized.
Cost of product revenue increased by $122 million, or 93.8 percent in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. Cost of product revenue increased primarily due to a loss of $122 million on a previously unrecognized licensed intellectual property commitment during the three months ended June 30, 2014.

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

Cost of service and other revenue increased by $51 million, or 79.7 percent in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The increase was primarily due to an increase in product and royalty-related costs due to Titanfall, which launched in the fourth quarter of fiscal year 2014.

Total Cost of Revenue as a Percentage of Total Net Revenue
During the three months ended June 30, 2014, total cost of revenue as a percentage of total net revenue increased by 9.8 percent as compared to the three months ended June 30, 2013. This increase as a percentage of net revenue was primarily due to a loss of $122 million on a previously unrecognized licensed intellectual property commitment during the three months ended June 30, 2014. Excluding the effect of the loss, total cost of revenue as a percentage of total net revenue remained relatively consistent.
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
Research and development expenses for the three months ended June 30, 2014 and 2013 were as follows (in millions):

	June 30, 2014	% of Net Revenue	June 30, 2013	% of Net Revenue	$ Change	% Change
Three months ended	265	22%	278	29%	(13)	(5)%

Research and development expenses decreased by $13 million, or 5 percent, during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to (1) an $11 million decrease in contracted services as a result of higher development advances in fiscal year 2014 due to Titanfall, (2) an $8 million decrease in personnel-related costs resulting from a decrease in headcount. This was partially offset by a $6 million increase in facility-related costs related to higher rent and depreciation expenses.
Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three months ended June 30, 2014 and 2013 were as follows (in millions):

	June 30, 2014	% of Net Revenue	June 30, 2013	% of Net Revenue	$ Change	% Change
Three months ended	130	11%	147	15%	(17)	(12)%
Marketing and sales expenses decreased by $17 million, or 12 percent, during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily due to (1) a $15 million decrease in personnel-related costs resulting from a decrease in headcount, (2) a $5 million decrease in facility-related costs, and (3) a $5 million decrease in contracted services. This was partially offset by an $8 million increase in advertising and promotional spending due to three title launches during the first quarter of 2015 as compared to only one during the same period in the prior year.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance and human resources, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three months ended June 30, 2014 and 2013 were as follows (in millions):

	June 30, 2014	% of Net Revenue	June 30, 2013	% of Net Revenue	$ Change	% Change
Three months ended	$88	7%	85	9%	3	4%
During the three months ended June 30, 2014, general and administrative expenses, remained relatively consistent, as compared to the three months ended June 30, 2013.

Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration for the three months ended June 30, 2014 were as follows (in millions):

	June 30, 2014	% of Net Revenue	June 30, 2013	% of Net Revenue	$ Change	% Change
Three months ended	(1)	—%	7	1%	(8)	(114)%
During the three months ended June 30, 2014, acquisition-related contingent consideration decreased by $8 million, or 114 percent, as compared to the three months ended June 30, 2013, primarily resulting from changes in the fair market value of the acquisition-related contingent consideration of our PopCap acquisition during the prior year. The PopCap earn-out expired on December 31, 2013. No payments were made under this earn-out.
Amortization of Intangibles
Amortization of intangibles for the three months ended June 30, 2014 were as follows (in millions):

	June 30, 2014	% of Net Revenue	June 30, 2013	% of Net Revenue	$ Change	% Change
Three months ended	$3	—%	$4	—%	(1)	(25)%
During the three months ended June 30, 2014, amortization of intangibles, remained relatively consistent, as compared to the three months ended June 30, 2013.

Restructuring and Other Charges
Restructuring and other charges for the three months ended June 30, 2014 were as follows (in millions):

	June 30, 2014	% of Net Revenue	June 30, 2013	% of Net Revenue	$ Change	% Change
Three months ended	$—	—%	$1	—%	(1)	(100)%
During the three months ended June 30, 2014, restructuring and other charges, remained relatively consistent, as compared to the three months ended June 30, 2013.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, for the three months ended June 30, 2014 were as follows (in millions):

	June 30, 2014	% of Net Revenue	June 30, 2013	% of Net Revenue	$ Change	% Change
Three months ended	$(8)	(1)%	$(5)	(1)%	$(3)	(60)%
During the three months ended June 30, 2014, interest and other expense, net, remained relatively consistent, as compared to the three months ended June 30, 2013.

Income Taxes
Provision for income taxes for the three months ended June 30, 2014 and 2013 were as follows (in millions):

	June 30, 2014	Effective Tax Rate	June 30, 2013	Effective Tax Rate
Three months ended	$19	5.4%	$6	2.6%
Our effective tax rate for three months ended June 30, 2014 was 5.4 percent as compared to 2.6 percent for the same period of fiscal year 2014. The effective tax rate for the three months ended June 30, 2014 and June 30, 2013 differs from the statutory rate of 35.0 percent primarily due to the utilization of U.S. deferred tax assets, which were subject to a valuation allowance and non-U.S. profits subject to a reduced or zero tax rate. The effective tax rate for the three months ended June 30, 2014 differs from the same period in fiscal year 2014 primarily due to a discrete expense of $12 million recorded in the three months ended June 30, 2014 for excess tax benefits from stock-based compensation deductions.
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
We currently intend to continue to indefinitely reinvest the undistributed earnings of our foreign subsidiaries outside of the United States.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of June 30, 2014	As of March 31, 2014	Increase/(Decrease)
Cash and cash equivalents	$1,554	$1,782	$(228)
Short-term investments	762	583	179
Total	$2,316	$2,365	$(49)
Percentage of total assets	42%	41%

	Three Months Ended June 30,
(In millions)	2014	2013	Change
Cash provided by (used in) operating activities	$4	$(248)	$252
Cash used in investing activities	(207)	(2)	(205)
Cash provided by (used in) financing activities	(33)	21	(54)
Effect of foreign exchange on cash and cash equivalents	8	(7)	15
Net decrease in cash and cash equivalents	$(228)	$(236)	$8
Changes in Cash Flow
Operating Activities. Cash provided by operating activities increased $252 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The change is primarily due to a $280 million increase in Net Revenue before Revenue Deferral during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This was partially offset by an increase in incentive-based compensation payments.
Investing Activities. Cash used in investing activities increased $205 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily driven by a $234 million increase in purchases of short-term investments during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.
Financing Activities. Cash used in financing activities increased $54 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily due to (1) $50 million used to repurchase and retire common stock during the three months ended June 30, 2014 as compared to no stock repurchases during the three months ended June 30, 2013, and (2) a decrease of $17 million in proceeds received from the exercise of stock options during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This was offset by a $12 million excess tax benefit from stock compensation recognized during the three months ended June 30, 2014 compared to no benefit recognized during the three months ended June 30, 2013.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of June 30, 2014, our short-term investments had gross unrealized gains of less than $1 million, or less than 1 percent of the total in short-term investments, and gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

Fiscal 2011 Restructuring
In connection with our fiscal 2011 restructuring plan, we expect to incur cash expenditures through December 2015 of approximately $22 million during the remainder of fiscal year 2015 and $18 million in fiscal year 2016.

Financing Arrangement
In July 2011, we issued $632.5 million aggregate principal amount of 0.75% Convertible Senior Notes due 2016 (the “Notes”). The Notes are senior unsecured obligations which pay interest semiannually in arrears at a rate of 0.75 percent per annum on January 15 and July 15 of each year, beginning on January 15, 2012 and will mature on July 15, 2016, unless purchased earlier or converted in accordance with their terms prior to such date. The Notes are convertible into cash and shares of our common stock based on an initial conversion value of 31.5075 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $31.74 per share). Upon conversion of the Notes, holders will receive cash up to the principal amount of each Note, and any excess conversion value will be delivered in shares of our common stock. We used the net proceeds of the Notes to finance the cash consideration of our acquisition of PopCap, which closed in August 2011.
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
In addition, in July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provides us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock at a strike price of $31.74, which corresponds to the conversion price of the Notes and is equal to the number of shares of our common stock that notionally underlie the Notes. As of June 30, 2014, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge. Separately, we have also entered into privately negotiated warrant transactions with certain counterparties whereby we sold to independent third parties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments that are substantially the same as the anti-dilution provisions contained in the Notes, up to 19.9 million shares of our common stock (which is also equal to the number of shares of our common stock that notionally underlie the Notes), with a strike price of $41.14. The Warrants could have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock exceeds $41.14 on or prior to the expiration date of the Warrants. We received proceeds of $65 million from the sale of the Warrants.
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
As of June 30, 2014, no amounts were outstanding under the credit facility.
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
As of June 30, 2014, approximately $738 million of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we may be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided. We made a one-time repatriation of $700 million from certain of our wholly-owned subsidiaries during the three months ended March 31, 2014.  This repatriation did not have a material impact on our effective tax rate for fiscal year 2014 due to the deferred tax valuation allowance.

In May 2014, a special committee of our Board of Directors, on behalf of the full Board of Directors, authorized a new program to repurchase up to $750 million of our common stock. This new stock repurchase program, which expires on May 31, 2016, supersedes and replaces the stock repurchase authorization approved by our Board of Directors in July 2012. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended June 30, 2014, we repurchased approximately 1.4 million shares of our common stock for approximately $50 million.
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
The following table summarizes our minimum contractual obligations as of June 30, 2014, and the effect we expect them to have on our liquidity and cash flow in future fiscal periods ending March 31 (in millions):

		Fiscal Years Ending March 31,
		2015
		(Remaining
	Total	nine mos.)	2016	2017	2018	2019	2020	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,092	$126	$258	$248	$137	$104	$76	$143
Marketing commitments	245	38	39	62	21	21	21	43
Operating leases	175	34	46	31	21	16	8	19
0.75% Convertible Senior Notes due 2016 interest (a)	12	5	5	2	—	—	—	—
Other purchase obligations	94	18	30	20	13	12	1	—
Total unrecognized commitments	1,618	221	378	363	192	153	106	205

Recognized commitments
0.75% Convertible Senior Notes due 2016 principal (a)	633	—	—	633	—	—	—	—
Licensing and lease obligations (b)	186	16	22	23	23	24	25	53
Total recognized commitments	819	16	22	656	23	24	25	53

Total commitments	$2,437	$237	$400	$1,019	$215	$177	$131	$258

(a)
Included in the $12 million coupon interest on the 0.75% Convertible Senior Notes due 2016 is $2 million of accrued interest recognized as of June 30, 2014. We will be obligated to pay the $632.5 million principal amount of the 0.75% Convertible Senior Notes due 2016 in cash and any excess conversion value in shares of our common stock upon redemption of the Notes at maturity on July 15, 2016 or upon earlier redemption. The $632.5 million principal amount excludes $47 million of unamortized discount of the liability component. See Note 12 for additional information regarding our 0.75% Convertible Senior Notes due 2016.

(b)
See Note 8 for additional information regarding recognized commitments resulting from our restructuring plans. Lease commitments have not been reduced for approximately $7 million due in the future from third parties under non-cancelable sub-leases. See Note 9 for additional information regarding recognized obligations from our licensing-related commitments.

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of June 30, 2014; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above, as of June 30, 2014, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $89 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Also, in addition to what is included in the table above as of June 30, 2014, in connection with our KlickNation acquisition, we may be required to pay an additional $3 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2015. As of June 30, 2014, we have accrued $2 million of contingent consideration on our Condensed Consolidated Balance Sheet representing the estimated fair value of the contingent consideration.

OFF-BALANCE SHEET COMMITMENTS
Lease Commitments
As of June 30, 2014, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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
Foreign Currency Exchange Rate Risk
Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing foreign currency forward and option contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets or liabilities associated with our hedging activities are recorded at fair value in other current assets or accrued and other current liabilities on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. Our hedging programs are designed to reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net revenue and research and development expenses. Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows:

	As of June 30, 2014			As of March 31, 2014
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	98	2	2	179	—	3
Forward contracts to sell	311	1	5	363	—	2
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations for three months ended June 30, 2014 and 2013 was a loss of $5 million and $2 million, respectively. During the three months ended June 30, 2014 and 2013, we reclassified an immaterial amount of the ineffective portion of gains or losses resulting from changes in fair value into interest and other income (expense), net.
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

	As of June 30, 2014			As of March 31, 2014
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$111	$2	$—	$140	$—	$1
Forward contracts to sell	$252	$—	$—	$232	$—	$—
The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2014 and 2013 was immaterial, and is included in interest and other income (expense), net.
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
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of June 30, 2014, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $41 million and $83 million, respectively. As of June 30, 2014, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $22 million and $43 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.
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
As of June 30, 2014 and March 31, 2014, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of June 30, 2014 and March 31, 2014 (in millions):

	As of June 30, 2014	As of March 31, 2014
Corporate bonds	$378	$279
U.S. Treasury securities	195	114
Commercial paper	101	110
U.S. agency securities	88	80
Total short-term investments	$762	$583

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of June 30, 2014, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of June 30, 2014	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$383	$382	$380	$378	$376	$373	$372
U.S. Treasury securities	200	198	197	195	193	192	190
Commercial paper	101	101	101	101	101	101	101
U.S. agency securities	91	90	89	88	88	87	86
Total short-term investments	$775	$771	$767	$762	$758	$753	$749

Item 4.	Controls and Procedures
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
Changes in internal control over financial reporting
There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the three months ended June 30, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

In September 2013, we reached an agreement to settle all actions brought by college athletes. On May 30, 2014, counsel for plaintiffs filed a motion for the court to approve the settlement of all actions. The court has not yet ruled on plaintiffs’ motion. We recognized a $30 million accrual during the second quarter of fiscal 2014 associated with the anticipated settlement. On November 4, 2013, the NCAA filed a complaint against the Company and CLC in the Superior Court of Fulton County, Georgia that alleged that the Company is contractually obligated to defend and indemnify the NCAA against claims asserted in In re NCAA Student-Athlete Name & Likeness Licensing concerning the alleged misappropriation of student-athletes’ publicity rights in EA’s collegiate video games. On June 9, 2014, the NCAA dismissed its complaint without prejudice.
On December 17, 2013, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers by an individual purporting to represent a class of purchasers of EA common stock. A second purported shareholder class action lawsuit alleging substantially similar claims was subsequently filed in the same court. These lawsuits have been consolidated into one action. The lawsuits, which assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, allege, among other things, that the Company and certain of its officers issued materially false and misleading statements regarding the rollout of the Company’s Battlefield 4 game. The lawsuits seek unspecified damages, which have not been quantified. On June 9, 2014, we filed a motion asking the court to dismiss all claims. The court has not yet ruled on our motion.
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

The console segment of the entertainment software industry is cyclical, driven by the periodic introduction of new console systems. During the transition period to new console systems, our operating results may be more volatile.

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

The market for technical, creative, marketing and other personnel essential to the development and marketing of our products and services and management of our businesses is extremely competitive. Our leading position within the interactive entertainment industry makes us a prime target for recruiting of executives and key creative and technical talent. If we cannot successfully recruit and retain the employees we need, or replace key employees following their departure, our ability to develop and manage our business will be impaired.

If our marketing and advertising efforts fail to resonate with our customers, our business and operating results could be adversely affected.

Our products and services are marketed worldwide through a diverse spectrum of advertising and promotional programs such as television and online advertising, print advertising, retail merchandising, website development, event sponsorship and direct communications with our consumers. Our ability to sell our products and services is dependent in part upon the success of these programs. If the marketing for our products and services fail to resonate with our customers, particularly during the critical holiday season or during other key selling periods, or if advertising rates or other media placement costs increase, these factors could have a material adverse impact on our business and operating results.

A significant portion of our sales are made to a relatively small number of key customers. If these customers reduce their purchases of our products and services or become unable to pay for them, our business could be harmed.

During the three months ended June 30, 2014, approximately 65 percent of our North America net revenue was derived from our top ten customers. Though our products are available to consumers through a variety of retailers and directly through us, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products and services, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers generally increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

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

Outside of the financial arrangements, our agreements with our channel partners typically give them significant control over other aspects of the distribution of the products and services that we develop for their platform. For example, our agreements with Sony and Microsoft typically give significant control to them over the approval, manufacturing and distribution of our products and services, which could, in certain circumstances, leave us unable to get our products and services approved, manufactured and distributed to customers. For the three months ended June 30, 2014, 69 percent of our net revenue was derived from products and services for Sony’s PlayStation 3 and 4 and Microsoft’s Xbox 360 and One consoles (combined across all four platforms). For our digital products and services delivered direct to consumers via digital channels such as Sony’s PlayStation Network, Microsoft’s Xbox LIVE Marketplace, Apple’s App Store and the Google Play store, the channel partner has policies and guidelines that control the promotion and distribution of these titles and the features and functionalities that we are permitted to offer through the channel.

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

Many of our products and services are based on or incorporate intellectual property owned by others. For example, our EA SPORTS products include rights licensed from major sports leagues and players’ associations. Similarly, other products are based on film and literary licenses and our Hasbro products are based on a license for certain of Hasbro’s toy and game properties. We also publish and distribute products developed and owned by third-parties under license agreements with these parties. Competition for these licenses and rights is intense. If we are unable to maintain these licenses and rights or obtain additional licenses or rights with significant commercial value, our revenues, profitability and cash flows may decline significantly. Competition for these licenses may also drive up the advances, guarantees and royalties that we must pay to licensors and developers, which could significantly increase our costs and reduce our profitability.

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

International sales are a fundamental part of our business. For the three months ended June 30, 2014, international net revenue comprised 57 percent of our total net revenue. We expect international sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. In addition, our foreign investments and our cash and cash equivalents denominated in foreign currencies are subject to currency fluctuations. We use foreign currency hedging contracts to mitigate some foreign currency risk. However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. In the past, the disruption in the global financial markets has impacted many of the financial institutions with which we do business, and we are subject to counterparty risk with respect to such institutions with whom we enter into hedging transactions. A sustained decline in the financial stability of financial institutions as a result of a disruption in the financial markets could negatively impact our treasury operations, including our ability to secure credit-worthy counterparties for our foreign currency hedging programs. Accordingly, our results of operations, including our reported net revenue, operating expenses and net income, and financial condition can be adversely affected by unfavorable foreign currency fluctuations, especially the Euro, British pound sterling, Canadian dollar and Swedish Krona.

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

Our reported financial results are impacted by the accounting standards promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. For example, accounting standards affecting software revenue recognition have affected and could continue to significantly affect the way we account for revenue related to our products and services. We recognize all of the revenue from bundled sales (i.e., online-enabled games that include updates on a when-and-if-available basis or a matchmaking service) on a deferred basis over an estimated offering period. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. While we have not yet determined the effect of the new standard on our Condensed Consolidated Financial Statements, we believe the new standard would require us to materially change the way we account for revenue by requiring us to recognize more revenue upon delivery of the primary product than we currently do under current accounting standards.

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
During the three months ended June 30, 2014, we repurchased and retired approximately 1.4 million shares of our common stock for approximately $50 million. We continue to actively repurchase shares under this program.
The following table summarizes the number of shares repurchased during the three months ended June 30, 2014:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Still Be Purchased Under the Program (in millions)
April	—	$—	—	$750
May	404,857	$34.57	404,857	$736
June	1,004,469	$35.35	1,004,469	$700
	1,409,326	$35.13	1,409,326

Item 3.	Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The exhibits listed in the accompanying index to exhibits on Page 66 are filed or incorporated by reference as part of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
August 5, 2014	Executive Vice President,
Chief Financial Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2014
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
10.1	EA Bonus Plan Fiscal Year 2015 Addendum	8 - K	000-17948	7/22/2014

10.2	Offer Letter for Employment at Electronic Arts Inc. to Ken Moss, dated June 6, 2014.				X

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS†	XBRL Instance Document.				X

101.SCH†	XBRL Taxonomy Extension Schema Document.				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Loss, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.