Form 10-K/A
period 2014-03-31
ELECTRONIC ARTS INC.
filed 2014-10-03
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K/A
(Amendment No. 1)

☑         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 000-17948

 ELECTRONIC ARTS INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-2838567
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

209 Redwood Shores Parkway Redwood City, California	94065
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:
(650) 628-1500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	NASDAQ Global Select Market

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
Large accelerated filer ☑     Accelerated filer ☐        Non-accelerated filer ☐    Small reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐        No ☑
The aggregate market value of the registrant’s common stock, $0.01 par value, held by non-affiliates of the registrant as of September 26, 2014, the last business day of our second fiscal quarter, was $10,798 million.
As of October 1, 2014, there were 311,844,447 shares of the registrant’s common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference
None

ELECTRONIC ARTS INC.
FORM 10-K/A
FOR THE PERIOD ENDED MARCH 31, 2014

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-K/A amends our annual report on Form 10-K for the period ended March 31, 2014 (“Form 10-K”) as filed with the Securities and Exchange Commission on May 21, 2014. No revisions are being made to the Company’s financial statements and except as described below, this Amendment does not reflect events occurring after the filing of the Form 10-K and no other changes are being made to any other disclosure contained in the Form 10-K.

This Amendment is an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.27 originally filed with the Form 10-K. This Amendment is being filed solely to re-file Exhibit 10.27. Except for the changes to Exhibit 10.27, this Amendment does not otherwise update any exhibits as originally filed. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

The following exhibits (other than exhibits 32.01 and 32.02, which are furnished with this report) are filed as part of, or incorporated by reference into, this report:

Item 6.    Exhibits.

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
3.01	Amended and Restated Certificate of Incorporation	10-Q	000-17948	11/3/2004

3.02	Amended and Restated Bylaws	8-K	000-17948	8/1/2013

4.01	Specimen Certificate of Registrant’s Common Stock	10-K	000-17948	5/22/2009

4.02	Indenture (including form of Notes) with respect to EA’s 0.75% Convertible Senior Notes due 2016 dated as of July 20, 2011 by and between EA and U.S. Bank National Association	8-K	000-17948	7/20/2011

10.01*	Form of Indemnity Agreement with Directors	10-K	000-17948	6/4/2004

10.02*	Electronic Arts Inc. Executive Bonus Plan	8-K	000-17948	7/27/2012

10.03*	Electronic Arts Deferred Compensation Plan	10-Q	000-17948	8/6/2007

10.04*	Electronic Arts Key Employee Continuity Plan	10-Q	000-17948	2/5/2013

10.05*	First Amendment to the Electronic Arts Deferred Compensation Plan, as amended and restated	10-K	000-17948	5/22/2009

10.06*	EA Bonus Plan	10-Q	000-17948	11/8/2010

10.07*	Form of 2012 Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/18/2012

10.08*	Form of 2013 Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/16/2013

10.09*	Form of 2014 Performance-Based Restricted Stock Unit Agreement	10-K	000-17948	5/21/2014

10.10*	EA Bonus Plan Fiscal Year 2014 Addendum	8-K	000-17948	5/16/2013

10.11*	2000 Equity Incentive Plan, as amended, and related documents	8-K	000-17948	8/1/2013

10.12*	2000 Employee Stock Purchase Plan, as amended	8-K	000-17948	8/1/2013

10.13*	Offer Letter for Employment at Electronic Arts Inc. to Andrew Wilson, dated September 15, 2013	8-K	000-17948	9/17/2013

10.14*	Offer Letter for Employment at Electronic Arts Inc. to Blake Jorgensen, dated July 25, 2012	8-K	000-17948	7/31/2012

10.15*	Employment Agreement for Patrick Söderlund, dated September 17, 2013	10-Q	000-17948	11/5/2013

10.16*	Separation Agreement dated as of March 25, 2013 between Electronic Arts Inc. and John Riccitiello	10-K	000-17948	5/22/2013

10.17	Lease agreement between ASP WT, L.L.C. and Tiburon Entertainment, Inc. for space at Summit Park I, dated June 15, 2004	10-Q	000-17948	8/3/2004

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
		10-K	000-17948	5/21/2014

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
		10-Q	000-17948	11/10/2009

10.24**	Global PlayStation® 3 Format Licensed Publisher Agreement, dated September 11, 2008, by and between the Electronic Arts Inc. and Sony Computer Entertainment America Inc.	10-Q/A	000-17948	4/30/2010

10.25**	Global PlayStation® 3 Format Licensed Publisher Agreement, dated December 17, 2008, by and between EA International (Studio and Publishing) Limited and Sony Computer Entertainment Europe Limited	10-Q/A	000-17948	4/30/2010

10.26**	Xbox2 Publisher License Agreement, dated May 15, 2005, by and among Electronic Arts Inc., Electronic Arts C.V. and Microsoft Licensing, GP	10-Q/A	000-17948	4/30/2010

10.27***	Durango Publisher License Agreement, dated June 29, 2012, by and among Electronic Arts Inc., EA International (Studio & Publishing) Ltd., Microsoft Licensing, GP and Microsoft Corporation				X

10.28	Form of Call Option Agreement dated as of July 14, 2011 between EA and each Option Counterparty	8-K	000-17948	7/20/2011

10.29	Form of Warrant Agreement dated July 14, 2011 between EA and each Option Counterparty	8-K	000-17948	7/20/2011

10.30	Form of Additional Call Option Agreement dated July 18, 2011 between EA and each Option Counterparty	8-K	000-17948	7/20/2011

10.31	Form of Additional Warrant Agreement dated July 18, 2011 between EA and each Option Counterparty	8-K	000-17948	7/20/2011

10.32	Credit Agreement, dated August 30, 2012, by and among Electronic Arts Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	000-17948	8/30/2012

21.01	Subsidiaries of the Registrant	10-K	000-17948	5/21/2014

23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm	10-K	000-17948	5/21/2014

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	000-17948	5/21/2014

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	000-17948	5/21/2014

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
31.03	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.04	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	000-17948	5/21/2014

32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	000-17948	5/21/2014

101.INS†	XBRL Instance Document	10-K	000-17948	5/21/2014

101.SCH†	XBRL Taxonomy Extension Schema Document	10-K	000-17948	5/21/2014

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	000-17948	5/21/2014

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document	10-K	000-17948	5/21/2014

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document	10-K	000-17948	5/21/2014

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	000-17948	5/21/2014

*	Management contract or compensatory plan or arrangement.
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
†
Attached as Exhibit 101 to the Annual Report on Form 10-K for the year ended March 31, 2014 filed on May 21, 2014 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income (Loss), (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ELECTRONIC ARTS INC.

Dated:	October 3, 2014	By:	/s/ Jacob J. Schatz
Jacob J. Schatz
Senior Vice President, General Counsel and Corporate Secretary

INDEX TO EXHIBITS

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
3.01	Amended and Restated Certificate of Incorporation	10-Q	000-17948	11/3/2004

3.02	Amended and Restated Bylaws	8-K	000-17948	8/1/2013

4.01	Specimen Certificate of Registrant’s Common Stock	10-K	000-17948	5/22/2009

4.02	Indenture (including form of Notes) with respect to EA’s 0.75% Convertible Senior Notes due 2016 dated as of July 20, 2011 by and between EA and U.S. Bank National Association	8-K	000-17948	7/20/2011

10.01*	Form of Indemnity Agreement with Directors	10-K	000-17948	6/4/2004

10.02*	Electronic Arts Inc. Executive Bonus Plan	8-K	000-17948	7/27/2012

10.03*	Electronic Arts Deferred Compensation Plan	10-Q	000-17948	8/6/2007

10.04*	Electronic Arts Key Employee Continuity Plan	10-Q	000-17948	2/5/2013

10.05*	First Amendment to the Electronic Arts Deferred Compensation Plan, as amended and restated	10-K	000-17948	5/22/2009

10.06*	EA Bonus Plan	10-Q	000-17948	11/8/2010

10.07*	Form of 2012 Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/18/2012

10.08*	Form of 2013 Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/16/2013

10.09*	Form of 2014 Performance-Based Restricted Stock Unit Agreement	10-K	000-17948	5/21/2014

10.10*	EA Bonus Plan Fiscal Year 2014 Addendum	8-K	000-17948	5/16/2013

10.11*	2000 Equity Incentive Plan, as amended, and related documents	8-K	000-17948	8/1/2013

10.12*	2000 Employee Stock Purchase Plan, as amended	8-K	000-17948	8/1/2013

10.13*	Offer Letter for Employment at Electronic Arts Inc. to Andrew Wilson, dated September 15, 2013	8-K	000-17948	9/17/2013

10.14*	Offer Letter for Employment at Electronic Arts Inc. to Blake Jorgensen, dated July 25, 2012	8-K	000-17948	7/31/2012

10.15*	Employment Agreement for Patrick Söderlund, dated September 17, 2013	10-Q	000-17948	11/5/2013

10.16*	Separation Agreement dated as of March 25, 2013 between Electronic Arts Inc. and John Riccitiello	10-K	000-17948	5/22/2013

10.17	Lease agreement between ASP WT, L.L.C. and Tiburon Entertainment, Inc. for space at Summit Park I, dated June 15, 2004	10-Q	000-17948	8/3/2004

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
		10-K	000-17948	5/21/2014

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
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
		10-Q	000-17948	11/10/2009

10.24**	Global PlayStation® 3 Format Licensed Publisher Agreement, dated September 11, 2008, by and between the Electronic Arts Inc. and Sony Computer Entertainment America Inc.	10-Q/A	000-17948	4/30/2010

10.25**	Global PlayStation® 3 Format Licensed Publisher Agreement, dated December 17, 2008, by and between EA International (Studio and Publishing) Limited and Sony Computer Entertainment Europe Limited	10-Q/A	000-17948	4/30/2010

10.26**	Xbox2 Publisher License Agreement, dated May 15, 2005, by and among Electronic Arts Inc., Electronic Arts C.V. and Microsoft Licensing, GP	10-Q/A	000-17948	4/30/2010

10.27***	Durango Publisher License Agreement, dated June 29, 2012, by and among Electronic Arts Inc., EA International (Studio & Publishing) Ltd., Microsoft Licensing, GP and Microsoft Corporation				X

10.28	Form of Call Option Agreement dated as of July 14, 2011 between EA and each Option Counterparty	8-K	000-17948	7/20/2011

10.29	Form of Warrant Agreement dated July 14, 2011 between EA and each Option Counterparty	8-K	000-17948	7/20/2011

10.30	Form of Additional Call Option Agreement dated July 18, 2011 between EA and each Option Counterparty	8-K	000-17948	7/20/2011

10.31	Form of Additional Warrant Agreement dated July 18, 2011 between EA and each Option Counterparty	8-K	000-17948	7/20/2011

10.32	Credit Agreement, dated August 30, 2012, by and among Electronic Arts Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	000-17948	8/30/2012

21.01	Subsidiaries of the Registrant	10-K	000-17948	5/21/2014

23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm	10-K	000-17948	5/21/2014

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	000-17948	5/21/2014

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	000-17948	5/21/2014

31.03	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.04	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	000-17948	5/21/2014

32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	000-17948	5/21/2014
101.INS†	XBRL Instance Document	10-K	000-17948	5/21/2014

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
101.SCH†	XBRL Taxonomy Extension Schema Document	10-K	000-17948	5/21/2014

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	000-17948	5/21/2014

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document	10-K	000-17948	5/21/2014

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document	10-K	000-17948	5/21/2014

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	000-17948	5/21/2014

*	Management contract or compensatory plan or arrangement.
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
†
Attached as Exhibit 101 to the Annual Report on Form 10-K for the year ended March 31, 2014 filed on May 21, 2014 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income (Loss), (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.