Form 10-Q
period 2014-09-30
ELECTRONIC ARTS INC.
filed 2014-11-04
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of October 31, 2014, there were 310,936,350 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	September 30, 2014	March 31, 2014 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,624	$1,782
Short-term investments	764	583
Receivables, net of allowances of $141 and $186, respectively	829	327
Inventories	67	56
Deferred income taxes, net	58	74
Other current assets	190	316
Total current assets	3,532	3,138
Property and equipment, net	483	510
Goodwill	1,723	1,723
Acquisition-related intangibles, net	143	177
Deferred income taxes, net	9	28
Other assets	141	140
TOTAL ASSETS	$6,031	$5,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191	$119
Accrued and other current liabilities	915	781
Deferred net revenue (online-enabled games)	1,281	1,490
Total current liabilities	2,387	2,390
0.75% convertible senior notes due 2016, net	591	580
Income tax obligations	89	189
Deferred income taxes, net	85	18
Other liabilities	209	117
Total liabilities	3,361	3,294
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 312 and 311 shares issued and outstanding, respectively	3	3
Paid-in capital	2,247	2,353
Retained earnings	367	29
Accumulated other comprehensive income	53	37
Total stockholders’ equity	2,670	2,422
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,031	$5,716
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

(a)	Derived from audited consolidated financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share data)	2014	2013	2014	2013
Net revenue:
Product	$536	$350	1,293	893
Service and other	454	345	911	751
Total net revenue	990	695	$2,204	$1,644
Cost of revenue:
Product	347	341	599	471
Service and other	80	72	195	136
Total cost of revenue	427	413	794	607
Gross profit	563	282	1,410	1,037
Operating expenses:
Research and development	261	283	526	561
Marketing and sales	183	164	313	311
General and administrative	92	129	180	214
Acquisition-related contingent consideration	(1)	(44)	(2)	(37)
Amortization of intangibles	4	4	7	8
Restructuring and other charges	—	(2)	—	(1)
Total operating expenses	539	534	1,024	1,056
Operating income (loss)	24	(252)	386	(19)
Interest and other income (expense), net	(6)	(8)	(14)	(13)
Income (loss) before provision for income taxes	18	(260)	372	(32)
Provision for income taxes	15	13	34	19
Net income (loss)	$3	$(273)	$338	$(51)
Net income (loss) per share:
Basic	$0.01	$(0.89)	$1.08	$(0.17)
Diluted	$0.01	$(0.89)	$1.05	$(0.17)
Number of shares used in computation:
Basic	313	308	312	306
Diluted	322	308	322	306
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2014	2013	2014	2013
Net income (loss)	$3	$(273)	$338	$(51)
Other comprehensive income (loss), net of tax:
Change in unrealized net gains and losses on available-for-sale securities	—	1	—	—
Change in unrealized net gains and losses on derivative instruments	11	(9)	10	(11)
Reclassification adjustment for net realized losses on derivative instruments	2	—	7	2
Foreign currency translation adjustments	(21)	14	(1)	2
Total other comprehensive income (loss), net of tax	(8)	6	16	(7)
Total comprehensive income (loss)	$(5)	$(267)	$354	$(58)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six Months Ended September 30,
(In millions)	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$338	$(51)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	112	112
Stock-based compensation	69	71
Acquisition-related contingent consideration	(2)	(37)
Change in assets and liabilities:
Receivables, net	(508)	(278)
Inventories	(11)	(15)
Other assets	138	8
Accounts payable	83	77
Accrued and other liabilities	173	(37)
Deferred income taxes, net	4	5
Deferred net revenue (online-enabled games)	(209)	(109)
Net cash provided by (used in) operating activities	187	(254)
INVESTING ACTIVITIES
Capital expenditures	(48)	(53)
Proceeds from maturities and sales of short-term investments	352	250
Purchase of short-term investments	(537)	(191)
Acquisition of subsidiaries, net of cash acquired	—	(5)
Net cash provided by (used in) investing activities	(233)	1
FINANCING ACTIVITIES
Proceeds from issuance of common stock	26	50
Excess tax benefit from stock-based compensation	14	—
Repurchase and retirement of common stock	(145)	—
Acquisition-related contingent consideration payment	—	(1)
Net cash provided by (used in) financing activities	(105)	49
Effect of foreign exchange on cash and cash equivalents	(7)	2
Decrease in cash and cash equivalents	(158)	(202)
Beginning cash and cash equivalents	1,782	1,292
Ending cash and cash equivalents	$1,624	$1,090
Supplemental cash flow information:
Cash paid (refunded) during the period for income taxes, net	$(11)	$15
Cash paid during the period for interest	$3	$3

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
We develop, market, publish and distribute game software content and services that can be played by consumers on a variety of platforms, including video game consoles (such as PlayStation 3 and 4 from Sony and Xbox 360 and Xbox One from Microsoft), personal computers (“PCs”), mobile phones and tablets. Our ability to deliver games and services across multiple platforms, through multiple distribution channels, and directly to consumers (online and wirelessly) has been, and will continue to be, a cornerstone of our product strategy. We have adopted new business models and alternative revenue streams (such as subscription, micro-transactions, and advertising) in connection with our online and wireless product and service offerings. Some of our games are based on our wholly-owned intellectual property (e.g., Battlefield, Mass Effect, Need for Speed, Dragon Age, The Sims, Bejeweled, and Plants vs. Zombies), and some of our games leverage content that we license from others (e.g., FIFA, Madden NFL and Star Wars). We also publish and distribute games developed by third parties (e.g., Titanfall). Our goal is to turn our intellectual properties into year-round businesses available on a range of platforms. Our products and services may be purchased through physical and online retailers, platform providers such as console manufacturers and mobile carriers via digital downloads, as well as directly through our own distribution platform, including online portals such as Origin.
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2015 and 2014 contain 52 weeks each, and ends or ended, as the case may be, on March 28, 2015 and March 29, 2014, respectively. Our results of operations for the three and six months ended September 30, 2014 and 2013 contained 13 and 26 weeks each and ended on September 27, 2014 and September 28, 2013, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
Change in Estimated Offering Period
Prior to July 1, 2013, for most sales, we estimated the offering period to be six months and recognized revenue over this period in the month after delivery. During the three months ended September 30, 2013, we completed our fiscal 2014 annual evaluation of the estimated offering period and noted that generally, consumers were playing our games online over a longer period of time. Based on this, we concluded that for physical software sales made after June 30, 2013, the estimated offering period should be increased to nine months, resulting in revenue being recognized over a longer period of time. This change in estimate resulted in an estimated decrease to net revenue and net income of $474 million and a decrease of $1.50 of diluted earnings per share for fiscal year 2014. During the three months ended September 30, 2014, this change in estimate resulted in an estimated increase to net revenue and net income of $181 million and an increase of $0.56 of diluted earnings per share. During the six months ended September 30, 2014, this change in estimate resulted in an estimated increase to net revenue and net income of $286 million and an increase of $0.89 of diluted earnings per share. The estimated offering period for digitally distributed software games did not change and is six months. We completed our fiscal 2015 annual evaluation during the second quarter and determined that the estimated offering period for physical software sales and digital sales continues to be nine months and six months, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2014 and March 31, 2014, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of September 30, 2014	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$6	$6	$—	$—	Cash equivalents
Available-for-sale securities:
Corporate bonds	389	—	389	—	Short-term investments
U.S. Treasury securities	165	165	—	—	Short-term investments
U.S. agency securities	146	—	146	—	Short-term investments and cash equivalents
Commercial paper	99	—	99	—	Short-term investments and cash equivalents
Foreign currency derivatives	12	—	12	—	Other current assets
Deferred compensation plan assets (a)	10	10	—	—	Other assets
Total assets at fair value	$827	$181	$646	$—
Liabilities
Foreign currency derivatives	$6	$—	$6	$—	Accrued and other current liabilities
Deferred compensation plan liabilities	10	10	—	—	Other liabilities
Total liabilities at fair value	$16	$10	$6	$—

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2014	$4
Change in fair value (c)	(2)
Payments (d)	(2)
Balance as of September 30, 2014 (b)	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of March 31, 2014	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$588	$588	$—	$—	Cash equivalents
Available-for-sale securities:
Corporate bonds	279	—	279	—	Short-term investments
Commercial paper	146	—	146	—	Short-term investments and cash equivalents
U.S. Treasury securities	118	118	—	—	Short-term investments and cash equivalents
U.S. agency securities	89	—	89	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	9	9	—	—	Other assets
Total assets at fair value	$1,229	$715	$514	$—
Liabilities
Contingent consideration (b)	$4	$—	$—	$4	Accrued and other current liabilities and other liabilities
Foreign currency derivatives	6	—	6	—	Accrued and other current liabilities
Deferred compensation plan liabilities	9	9	—	—	Other liabilities
Total liabilities at fair value	$19	$9	$6	$4

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2013	$43
Change in fair value (c)	(35)
Payment (d)	(4)
Balance as of March 31, 2014 (b)	$4

(a)
The Deferred Compensation Plan assets consist of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, for additional information regarding our Deferred Compensation Plan.

(b)
The immaterial contingent consideration as of September 30, 2014 represents the estimated fair value of the additional variable cash consideration payable in connection with our acquisition of KlickNation Corporation (“KlickNation”) that is contingent upon the achievement of certain performance milestones. The $4 million contingent consideration as of March 31, 2014 represents the estimated fair value of the additional variable cash consideration payable in connection with our acquisitions of KlickNation and Chillingo Limited (“Chillingo”) that are contingent upon the achievement of certain performance milestones. We estimated the fair value of the acquisition-related contingent consideration payable using probability-weighted discounted cash flow models, and applied a discount rate that appropriately captures the risk associated with the obligation. The weighted average of the discount rates used during the six months ended September 30, 2014 was 17 percent. The weighted average of the discount rates used during the fiscal year 2014 was 18 percent. The significant unobservable input used in the fair value measurement of the contingent consideration payable are forecasted earnings. Significant changes in forecasted earnings would result in a significantly higher or lower fair value measurement. At September 30, 2014 and March 31, 2014, the fair market value of acquisition-related contingent consideration was immaterial and $4 million, respectively, compared to a maximum potential payout of $3 million and $10 million, respectively.

(c)	The change in fair value is reported as acquisition-related contingent consideration in our Condensed Consolidated Statements of Operations.

(d)
During the six months ended September 30, 2014, we made payments totaling $2 million to settle certain performance milestones achieved in connection with one of our acquisitions. During fiscal year 2014, we made payments of $4 million to settle certain performance milestones achieved in connection with two of our acquisitions.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of September 30, 2014 and March 31, 2014, our cash and cash equivalents were $1,624 million and $1,782 million, respectively. Cash equivalents were valued at their carrying amounts as they approximate fair value due to the short maturities of these financial instruments.
Short-Term Investments
Short-term investments consisted of the following as of September 30, 2014 and March 31, 2014 (in millions):

	As of September 30, 2014				As of March 31, 2014
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$389	$—	$—	$389	$279	$—	$—	$279
U.S. Treasury securities	165	—	—	165	114	—	—	114
U.S. agency securities	141	—	—	141	80	—	—	80
Commercial paper	69	—	—	69	110	—	—	110
Short-term investments	$764	$—	$—	$764	$583	$—	$—	$583
We evaluate our investments for impairment quarterly. Factors considered in the review of investments with an unrealized loss include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and any contractual terms impacting the prepayment or settlement process. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of September 30, 2014 and March 31, 2014.
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of September 30, 2014 and March 31, 2014 (in millions):

	As of September 30, 2014		As of March 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$345	$345	$318	$318
Due in 1-2 years	203	203	156	156
Due in 2-3 years	209	209	104	104
Due in 3-4 years	7	7	5	5
Short-term investments	$764	$764	$583	$583

0.75% Convertible Senior Notes Due 2016
The following table summarizes the carrying value and fair value of our 0.75% Convertible Senior Notes due 2016 as of September 30, 2014 and March 31, 2014 (in millions):

	As of September 30, 2014		As of March 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
0.75% Convertible Senior Notes due 2016	$591	$787	$580	$731

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
We transact business in various foreign currencies and have significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign currency forward contracts, generally with maturities of 15 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in certain foreign currencies. Our cash flow risks are primarily related to fluctuations in the Euro, British pound sterling, Canadian dollar, and Swedish Krona. In addition, we utilize foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts not designated as hedging instruments generally have a contractual term of approximately 3 months or less and are transacted near month-end. We do not use foreign currency forward contracts for speculative or trading purposes.
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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows:

	As of September 30, 2014			As of March 31, 2014
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$121	—	5	$179	—	3
Forward contracts to sell	$246	11	—	$363	—	2
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations for three months ended September 30, 2014 and 2013 was immaterial.
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations was a loss of $7 million for the six months ended September 30, 2014 and immaterial for the six months ended September 30, 2013.
During the three and six months ended September 30, 2014, we reclassified an immaterial amount of the ineffective portion of gains or losses resulting from changes in fair value into interest and other income (expense), net.

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

	As of September 30, 2014			As of March 31, 2014
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$77	$—	$1	$140	$—	$1
Forward contracts to sell	$444	$1	$—	$232	$—	$—
The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2014 and 2013, was as follows (in millions):

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Six Months Ended September 30,
		2014	2013	2014	2013
Foreign currency forward contracts not designated as hedging instruments	Interest and other income (expense), net	$18	$(5)	$19	$(5)

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended September 30, 2014 and 2013 are as follows (in millions):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of June 30, 2014	$(4)	$(6)	$71	$61
Other comprehensive income (loss) before reclassifications	—	11	(21)	(10)
Amounts reclassified from accumulated other comprehensive income	—	2	—	2
Net current-period other comprehensive income (loss)	—	13	(21)	(8)
Balance as of September 30, 2014	$(4)	$7	$50	$53

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of June 30, 2013	$(5)	$—	$61	$56
Other comprehensive income (loss) before reclassifications	1	(9)	14	6
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income (loss)	1	(9)	14	6
Balance as of September 30, 2013	$(4)	$(9)	$75	$62

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended September 30, 2014 and 2013 are as follows (in millions):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2014	$(4)	$(10)	$51	$37
Other comprehensive income (loss) before reclassifications	—	10	(1)	9
Amounts reclassified from accumulated other comprehensive income	—	7	—	7
Net current-period other comprehensive income (loss)	—	17	(1)	16
Balances as of September 30, 2014	$(4)	$7	$50	$53

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2013	$(4)	$—	$73	$69
Other comprehensive income (loss) before reclassifications	—	(11)	2	(9)
Amounts reclassified from accumulated other comprehensive income	—	2	—	2
Net current-period other comprehensive income (loss)	—	(9)	2	(7)
Balances as of September 30, 2013	$(4)	$(9)	$75	$62

The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and six months ended September 30, 2014 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (loss)
Statement of Operations Classification	Three Months Ended September 30, 2014	Six Months Ended September 30, 2014
Net revenue	$2	$5
Research and development	—	2
Total amount reclassified, net of tax	$2	$7

The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and six months ended September 30, 2013 was immaterial and included in net revenue and research and development.

(6) BUSINESS COMBINATIONS
During the six months ended September 30, 2014, there were no acquisitions. During the six months ended September 30, 2013, we completed one acquisition that did not have a significant impact on our Condensed Consolidated Financial Statements.
(7) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the six months ended September 30, 2014 are as follows (in millions):

	As of March 31, 2014	Activity	Effects of Foreign Currency Translation	As of September 30, 2014
Goodwill	$2,091	$—	$—	$2,091
Accumulated impairment	(368)	—	—	(368)
Total	$1,723	$—	$—	$1,723
Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. Goodwill is not amortized, but rather subject to at least an annual assessment for impairment by applying a fair value-based test.
Acquisition-related intangibles consisted of the following (in millions):

	As of September 30, 2014			As of March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$531	$(413)	$118	$531	$(385)	$146
Trade names and trademarks	130	(108)	22	130	(105)	25
Registered user base and other intangibles	87	(87)	—	87	(87)	—
Carrier contracts and related	85	(82)	3	85	(79)	6
Total	$833	$(690)	$143	$833	$(656)	$177
Amortization of intangibles for the three and six months ended September 30, 2014 and 2013 are classified in the Condensed Consolidated Statement of Operations as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Cost of service and other	$9	$6	19	12
Cost of product	3	8	7	17
Operating expenses	4	4	7	8
Total	$16	$18	$33	$37

Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from 2 to 14 years. As of September 30, 2014 and March 31, 2014, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 3.1 years and 3.4 years, respectively.
As of September 30, 2014, future amortization of acquisition-related intangibles that will be recorded in the Condensed Consolidated Statement of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2015 (remaining six months)	$32
2016	53
2017	32
2018	12
2019	8
2020	6
Thereafter	—
Total	$143

(8) RESTRUCTURING AND OTHER CHARGES
Restructuring and other restructuring plan-related information as of September 30, 2014 was as follows (in millions):

	Fiscal 2011 Restructuring	Other Restructurings and Reorganization
	Other	Facilities- related	Other	Total
Balances as of March 31, 2013	$57	$4	$1	$62
Charges to operations	(2)	1	—	(1)
Charges settled in cash	(8)	(3)	—	(11)
Balances as of March 31, 2014	47	2	1	50
Charges to operations	—	—	—	—
Charges settled in cash	(15)	—	—	(15)
Balances as of September 30, 2014	$32	$2	$1	$35
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
Since the inception of the fiscal 2011 restructuring plan through September 30, 2014, we have incurred charges of $172 million, consisting of (1) $129 million related to the amendment of certain licensing agreements and other intangible asset impairment costs, (2) $31 million related to the amendment of certain developer agreements, and (3) $12 million in employee-related expenses. The $32 million restructuring accrual as of September 30, 2014 is expected to be settled by December 2015. We do not expect to incur any additional restructuring charges under this plan.
Other Restructurings and Reorganization
We also engaged in various other restructurings and a reorganization based on management decisions made in fiscal years 2013 and 2009. We do not expect to incur any additional restructuring charges under these plans. The $3 million restructuring accrual as of September 30, 2014 related to our other restructuring plans is expected to be settled by April 2020.

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
During the three months ended September 30, 2014, we did not recognize any losses or impairment charges on royalty-based commitments. During the six months ended September 30, 2014, we recognized a loss of $122 million on a previously unrecognized licensed intellectual property commitment. The $122 million loss relates to the termination of certain rights we previously had to use a licensor’s intellectual property. In addition, because the loss will be paid in installments through March 2022, our accrued loss was computed using the effective interest method. We currently estimate recognizing in future periods through March 2022, approximately $33 million for the accretion of interest expense related to this obligation. This interest expense will be included in cost of revenue in our Condensed Consolidated Statement of Operations. During the three months ended September 30, 2013, we recognized losses of $10 million on previously unrecognized royalty-based commitments. During the six months ended September 30, 2013, we recognized total losses of $27 million, inclusive of impairment charges of $17 million on royalty-based assets recognized during the three months ended June 30, 2013.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of September 30, 2014	As of March 31, 2014
Other current assets	$57	$97
Other assets	37	58
Royalty-related assets	$94	$155

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

	As of September 30, 2014	As of March 31, 2014
Accrued royalties	$148	$73
Other accrued expenses	—	7
Other liabilities	149	53
Royalty-related liabilities	$297	$133
In addition, as of September 30, 2014, we were committed to pay approximately $1,066 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 13 for further information on our developer and licensor commitments.

(10) BALANCE SHEET DETAILS
Inventories
Inventories as of September 30, 2014 and March 31, 2014 consisted of (in millions):

	As of September 30, 2014	As of March 31, 2014
Finished goods	$64	$55
Raw materials and work in process	3	1
Inventories	$67	$56
Property and Equipment, Net
Property and equipment, net, as of September 30, 2014 and March 31, 2014 consisted of (in millions):

	As of September 30, 2014	As of March 31, 2014
Computer, equipment and software	$733	$718
Buildings	329	327
Leasehold improvements	131	129
Office equipment, furniture and fixtures	66	67
Land	63	63
Warehouse, equipment and other	9	10
Construction in progress	5	5
	1,336	1,319
Less: accumulated depreciation	(853)	(809)
Property and equipment, net	$483	$510
During the three and six months ended September 30, 2014, depreciation expense associated with property and equipment was $33 million and $64 million, respectively. During the three and six months ended September 30, 2013, depreciation expense associated with property and equipment was $32 million and $62 million, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities as of September 30, 2014 and March 31, 2014 consisted of (in millions):

	As of September 30, 2014	As of March 31, 2014
Other accrued expenses	$386	$328
Accrued compensation and benefits	161	259
Accrued royalties	148	73
Deferred net revenue (other)	220	121
Accrued and other current liabilities	$915	$781
Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
Deferred Net Revenue (Online-Enabled Games)
Deferred net revenue (online-enabled games) was $1,281 million and $1,490 million as of September 30, 2014 and March 31, 2014, respectively. Deferred net revenue (online-enabled games) generally includes the unrecognized revenue from bundled sales of certain online-enabled games for which we do not have vendor-specific objective evidence of fair value (“VSOE”) for the obligation to provide unspecified updates. We recognize revenue from the sale of online-enabled games for which we do not have VSOE for the unspecified updates on a straight-line basis, generally over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally-distributed games. However, we expense the cost of revenue related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

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

The provision for income taxes reported for the three and six months ended September 30, 2014 is based on our projected annual effective tax rate for fiscal year 2015, and also includes certain discrete items recorded during the period. Our effective tax rate for the three and six months ended September 30, 2014 was a tax expense of 83.3 percent and 9.1 percent, respectively, as compared to a tax expense of 5.0 percent and 59.4 percent, respectively, for the same period of fiscal year 2014. The effective tax rate for the three and six months ended September 30, 2014 and 2013 differs from the statutory rate of 35.0 percent primarily due to the utilization of U.S. deferred tax assets which were subject to a valuation allowance and non-U.S. profits subject to a reduced or zero tax rate. The effective tax rate for the three and six months ended September 30, 2014 differs from the same period in fiscal year 2014 primarily due to differences in the pre-tax income or loss. In addition, the effective tax rate for the six months ended September 30, 2014 differs from the same period in fiscal year 2014 primarily due to a discrete expense of $14 million recorded in the six months ended September 30, 2014 for excess tax benefits from stock-based compensation deductions allocated directly to contributed capital.

During the three and six months ended September 30, 2014, we recorded a net decrease of $1 million and $2 million in gross unrecognized tax benefits. The total gross unrecognized tax benefits as of September 30, 2014 is $230 million. A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of September 30, 2014, if recognized, approximately $73 million of the unrecognized tax benefits would affect our effective tax rate and approximately $157 million would result in adjustments to deferred tax assets with corresponding adjustments to the valuation allowance.

During the three months ended September 30, 2014, we recorded a net decrease of $1 million for accrued interest and penalties related to tax positions taken on our tax returns and an immaterial amount for the six months ended September 30, 2014. As of September 30, 2014, the combined amount of accrued interest and penalties related to uncertain tax positions included in income tax obligations on our Condensed Consolidated Balance Sheet was approximately $16 million.
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
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $8 million of unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect the Company’s income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

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
The carrying values of the liability and equity components of the Notes are reflected in our Condensed Consolidated Balance Sheet as follows (in millions):

	As of September 30, 2014	As of March 31, 2014
Principal amount of Notes	$633	$633
Unamortized debt discount of the liability component	(42)	(53)
Net carrying amount of Notes	$591	$580
Equity component, net	$105	$105

As of September 30, 2014, the remaining life of the Notes is approximately 1.8 years.
Convertible Note Hedge and Warrants Issuance
In July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provides us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock at a strike price of $31.74, which corresponds to the conversion price of the Notes and is equal to the number of shares of our common stock that notionally underlie the Notes. As of September 30, 2014, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge, which was recorded as an equity transaction.
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

As of September 30, 2014, no amounts were outstanding under the credit facility. During the three months ended September 30, 2012, we paid $2 million of debt issuance costs in connection with obtaining this credit facility. These costs are deferred and are being amortized to interest expense over the 3.5 years term of the credit facility.

The following table summarizes our interest expense recognized for the three and six months ended September 30, 2014 and 2013 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Amortization of debt discount	$(6)	$(5)	$(11)	$(10)
Amortization of debt issuance costs	(1)	(1)	(2)	(2)
Coupon interest expense	(1)	(1)	(2)	(2)
Other interest expense	—	(1)	(1)	(1)
Total interest expense	$(8)	$(8)	$(16)	$(15)

(13) COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of September 30, 2014, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include, but are not limited to: FIFA (Fédération Internationale de Football Association), FIFPRO Foundation, FAPL (Football Association Premier League Limited), and DFL Deutsche Fußball Liga GmbH (German Soccer League) (professional soccer); Dr. Ing. h.c. F. Porsche AG, Ferrari S.p.A. (Need For Speed and Real Racing games); National Basketball Association (professional basketball); PGA TOUR (professional golf); National Hockey League and NHL Players’ Association (professional hockey); National Football League Properties, PLAYERS Inc., and Red Bear Inc. (professional football); Zuffa, LLC (Ultimate Fighting Championship); ESPN (content in EA SPORTS games); Hasbro, Inc. (certain of Hasbro’s board game intellectual properties); Disney Interactive (Star Wars); Fox Digital Entertainment, Inc. (The Simpsons); and Universal Studios Inc. These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations as of September 30, 2014 (in millions):

		Fiscal Years Ending March 31,
		2015
		(Remaining
	Total	six mos.)	2016	2017	2018	2019	2020	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,066	$51	$263	$274	$147	$112	$76	$143
Marketing commitments	239	30	39	64	21	21	21	43
Operating leases	167	24	46	32	22	16	9	18
0.75% Convertible Senior Notes due 2016 interest (a)	9	2	5	2	—	—	—	—
Other purchase obligations	96	16	35	20	13	11	1	—
Total unrecognized commitments	1,577	123	388	392	203	160	107	204

Recognized commitments
0.75% Convertible Senior Notes due 2016 principal (a)	633	—	—	633	—	—	—	—
Licensing and lease obligations (b)	181	11	22	23	23	24	25	53
Total recognized commitments	814	11	22	656	23	24	25	53

Total commitments	$2,391	$134	$410	$1,048	$226	$184	$132	$257

(a)
Included in the $9 million coupon interest on the 0.75% Convertible Senior Notes due 2016 is $1 million of accrued interest recognized as of September 30, 2014. We will be obligated to pay the $632.5 million principal amount of the 0.75% Convertible Senior Notes due 2016 in cash and any excess conversion value in shares of our common stock upon redemption of the Notes at maturity on July 15, 2016 or upon earlier redemption. The $632.5 million principal amount excludes $42 million of unamortized discount of the liability component. See Note 12 for additional information regarding our 0.75% Convertible Senior Notes due 2016.

(b)
See Note 8 for additional information regarding recognized commitments resulting from our restructuring plans. Lease commitments have not been reduced for approximately $6 million due in the future from third parties under non-cancelable sub-leases. See Note 9 for additional information regarding recognized obligations from our licensing-related commitments.

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of September 30, 2014; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above, as of September 30, 2014, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $89 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Also, in addition to what is included in the table above as of September 30, 2014, in connection with our KlickNation acquisition, we may be required to pay an additional $3 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2015. As of September 30, 2014, the accrued contingent consideration on our Condensed Consolidated Balance Sheet representing the estimated fair value of the contingent consideration was immaterial.

Legal Proceedings
We are a defendant in several actions that allege we misappropriated the likenesses of various college athletes in certain of our college-themed sports games. In September 2013, we reached an agreement to settle all actions brought by college athletes against us. We recognized a $30 million accrual during the second quarter of fiscal year 2014 associated with the anticipated settlement. On September 3, 2014, the United States District Court for the Northern District of California granted preliminary approval of the settlement and set a hearing for May 14, 2015, to determine whether to grant its final approval of the settlement.
On December 17, 2013, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers by an individual purporting to represent a class of purchasers of EA common stock. A second purported shareholder class action lawsuit alleging substantially similar claims was subsequently filed in the same court. These lawsuits have been consolidated into one action. The lawsuits, which assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, allege, among other things, that the Company and certain of its officers issued materially false and misleading statements regarding the rollout of the Company’s Battlefield 4 game. On October 20, 2014, the court granted our motion to dismiss all claims with leave for the plaintiffs to amend their complaint. As of the date of this filing, no amended complaint has been filed.
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
There were no significant stock options granted during the three and six months ended September 30, 2013.

The estimated assumptions used in the Black-Scholes valuation model to value our stock option grants and ESPP were as follows:

	Stock Option Grants		ESPP
	Three Months Ended September 30,	Six Months Ended September 30,	Three Months Ended September 30,
	2014	2014	2014	2013
Risk-free interest rate	1.2 - 1.9%	1.1 - 1.9%	0.04 - 0.1%	0.1%
Expected volatility	36 - 38%	36 - 40%	34 - 35%	36 - 37%
Weighted-average volatility	37%	38%	35%	37%
Expected term	4.5	4.5	6 - 12 months	6 - 12 months
Expected dividends	None	None	None	None
There were no market-based restricted stock units granted during the three months ended September 30, 2014 and 2013.

Stock-Based Compensation Expense
Employee stock-based compensation expense recognized during the three and six months ended September 30, 2014 and 2013 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units, performance-based restricted stock units, market-based restricted stock units, and the ESPP included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$1	$1	$1	$1
Research and development	23	23	39	43
Marketing and sales	6	6	10	13
General and administrative	10	8	19	14
Stock-based compensation expense	$40	$38	$69	$71
We did not recognize any benefit from income taxes related to our stock-based compensation expense recognized during the three and six months ended September 30, 2014 and 2013.
As of September 30, 2014, our total unrecognized compensation cost related to stock options was $21 million and is expected to be recognized over a weighted-average service period of 2.8 years. As of September 30, 2014, our total unrecognized compensation cost related to restricted stock and restricted stock units (collectively referred to as “restricted stock rights”) was $283 million and is expected to be recognized over a weighted-average service period of 1.7 years. Of the $283 million of unrecognized compensation cost, $17 million relates to market-based restricted stock units.
During the three and six months ended September 30, 2014, we recognized $2 million and $14 million, respectively, of tax expense for the excess tax benefits resulting from stock-based compensation deductions; this amount is allocated directly to contributed capital and reported in the financing activities on our Condensed Consolidated Statement of Cash Flows.

Stock Options
The following table summarizes our stock option activity for the six months ended September 30, 2014:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2014	5,311	$37.43
Granted	1,244	35.75
Exercised	(291)	20.51
Forfeited, cancelled or expired	(210)	49.83
Outstanding as of September 30, 2014	6,054	$37.47	5.35	$34
Vested and expected to vest	5,671	$37.85	5.07	$32
Exercisable as of September 30, 2014	3,744	$41.43	2.85	$22
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of September 30, 2014, which would have been received by the option holders had all the option holders exercised their options as of that date. The weighted-average grant date fair values of stock options granted during the three and six months ended September 30, 2014 were $12.06 and $12.01, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Rights
The following table summarizes our restricted stock rights activity, excluding performance-based restricted stock unit activity which is discussed below, for the six months ended September 30, 2014:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Balance as of March 31, 2014	13,536	$19.70
Granted	3,893	35.70
Vested	(4,705)	19.63
Forfeited or cancelled	(930)	22.53
Balance as of September 30, 2014	11,794	$24.79

The weighted-average grant date fair values of restricted stock rights granted during the three and six months ended September 30, 2014 were $36.79 and $35.70 respectively.

Performance-Based Restricted Stock Units
The following table summarizes our performance-based restricted stock unit activity for the six months ended September 30, 2014:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Balance as of March 31, 2014	54	$15.39
Vested	(49)	15.39
Forfeited or cancelled	(5)	15.39
Balance as of September 30, 2014	—	—

Market-Based Restricted Stock Units
Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be received at vesting will range from zero percent to 200 percent of the target number of stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period, generally over a three year period. In the table below, we present shares granted at 100 percent of target of the number of stock units that may potentially vest. The maximum number of common shares that could vest is approximately 0.4 million for market-based restricted stock units granted during the six months ended September 30, 2014. As of September 30, 2014, the maximum number of shares that could vest is approximately 1.3 million for market-based restricted stock units outstanding.
The following table summarizes our market-based restricted stock unit activity for the six months ended September 30, 2014:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2014	978	$24.83
Granted	193	46.96
Vested	(671)	21.45
Vested above target	192	16.80
Forfeited or cancelled	(29)	33.70
Balance as of September 30, 2014	663	$31.97
Stock Repurchase Program
In May 2014, a special committee of our Board of Directors, on behalf of the full Board of Directors, authorized a new program to repurchase up to $750 million of our common stock. This new stock repurchase program, which expires on May 31, 2016, supersedes and replaces the stock repurchase authorization approved by our Board of Directors in July 2012. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and six months ended September 30, 2014, we repurchased approximately 2.6 million and 4.0 million shares of our common stock for approximately $95 million and $145 million, respectively. During the three and six months ended September 30, 2013, we did not repurchase any shares of our common stock.

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

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2014	2013	2014	2013
Net income (loss)	$3	$(273)	$338	$(51)
Shares used to compute net income (loss) per share:
Weighted-average common stock outstanding — basic	313	308	312	306
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	6	—	8	—
Dilutive potential common shares related to the Notes	3	—	2	—
Weighted-average common stock outstanding — diluted	322	308	322	306
Net income (loss) per share:
Basic	$0.01	$(0.89)	$1.08	$(0.17)
Diluted	$0.01	$(0.89)	$1.05	$(0.17)

For the three and six months ended September 30, 2014, options to purchase, restricted stock units and restricted stock to be released in the amount of 4 million shares were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect.

As a result of our net loss for the three and six months ended September 30, 2013, we have excluded all outstanding equity-based instruments from the diluted loss per share calculation as their inclusion would have had an antidilutive effect. Had we reported net income for these periods, an additional 8 million shares of common stock would have been included in the number of shares to calculated Diluted EPS for both the three and six months ended September 30, 2013.

For the three and six months ended September 30, 2013, potentially dilutive shares of common stock related to our 0.75% Convertible Senior Notes due 2016 issued during fiscal year 2012, which have a conversion price of $31.74 per share and the associated Warrants, which have a conversion price of $41.14 per share, were excluded from the computation of Diluted EPS as their inclusion would have had an antidilutive effect resulting from the conversion price. The associated Convertible Note Hedge was excluded from the computation of diluted shares as the impact is always considered antidilutive. See Note 12 for additional information related to our 0.75% Convertible Senior Notes due 2016 and related Convertible Note Hedge and Warrants.

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

The following table summarizes the financial performance of our current segment operating profit and a reconciliation to our consolidated operating income for the three and six months ended September 30, 2014 and 2013. Our current segment operating profit differs from the prior “EA Labels” segment profit primarily due to the inclusion of (1) our Switzerland distribution revenues and expenses and (2) certain corporate and other functional costs such as our Global Publishing and Marketing organization expenses, which were previously not allocated to the EA Labels. Prior periods below have been restated to reflect our current reporting segment structure (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Segment:
Net revenue before revenue deferral	$1,220	$1,040	$1,995	$1,535
Depreciation	(33)	(32)	(64)	(62)
Other expenses	(878)	(865)	(1,537)	(1,491)
Segment operating profit (loss)	309	143	394	(18)
Reconciliation to consolidated operating income:
Other:
Revenue deferral	(1,035)	(879)	(1,658)	(1,234)
Recognition of revenue deferral	805	534	1,867	1,343
Amortization of intangibles	(16)	(18)	(33)	(37)
Acquisition-related contingent consideration	1	44	2	37
Restructuring and other charges	—	2	—	1
Stock-based compensation	(40)	(38)	(69)	(71)
Loss on licensed intellectual property commitment	—	—	(122)	—
Other expenses	—	(40)	5	(40)
Consolidated operating income (loss)	$24	$(252)	$386	$(19)

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

Information about our total net revenue by revenue composition and by platform for the three and six months ended September 30, 2014 and 2013 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Packaged goods and other	$482	$245	$1,160	$712
Digital	508	450	1,044	932
Net revenue	$990	$695	$2,204	$1,644

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Platform net revenue
Xbox One, PlayStation 4	$317	$—	$610	$—
Xbox 360, PlayStation 3	308	298	851	792
Other consoles	6	11	9	15
Total consoles	631	309	1,470	807
PC / Browser	208	274	439	572
Mobile	123	75	246	188
Other	28	37	49	77
Net revenue	$990	$695	$2,204	$1,644

Information about our operations in North America and internationally as of and for the three and six months ended September 30, 2014 and 2013 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net revenue from unaffiliated customers
North America	$433	$303	$955	$698
International	557	392	1,249	946
Net revenue	$990	$695	$2,204	$1,644

	As of September 30,
	2014	2013
Long-lived assets
North America	$1,886	$1,981
International	463	493
Total	$2,349	$2,474
We attribute net revenue from external customers to individual countries based on the location of the legal entity that sells the products and/or services. Note that revenue attributed to the legal entity that makes the sale is often not the country where the consumer resides. For example, revenue generated by our Swiss legal entities includes digital revenue from consumers who reside outside of Switzerland, including consumers who reside outside of Europe. Revenue generated by our Swiss legal entities during the three and six months ended September 30, 2014 represented $195 million and $635 million, or 20 percent and 29 percent, of our total net revenue, respectively. Revenue generated by our Swiss legal entities during the three and six months ended September 30, 2013 represented $136 million and $539 million, or 20 percent and 33 percent, of our total net revenue, respectively. Revenue generated in the United States represents over 99 percent of our total North America net revenue. There were no other countries with net revenue greater than 10 percent.
Our direct sales to GameStop Corp. represented approximately 16 percent and 14 percent of total net revenue, respectively, during the three and six months ended September 30, 2014. Our direct sales to GameStop Corp. represented approximately 16 percent and 12 percent of total net revenue for the three and six months ended September 30, 2013, respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Electronic Arts Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of September 27, 2014, and the related condensed consolidated statements of operations and comprehensive income (loss), for the three-month and six-month periods ended September 27, 2014 and September 28, 2013, and the related condensed consolidated statements of cash flows for the six-month periods ended September 27, 2014 and September 28, 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Electronic Arts Inc. and subsidiaries as of March 29, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 21, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 29, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/   KPMG LLP

Santa Clara, California
November 4, 2014

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

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three and six months ended September 30, 2014, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 as filed with the SEC on May 21, 2014 and in other documents we have filed with the SEC.
About Electronic Arts
We develop, market, publish and distribute game software content and services that can be played by consumers on a variety of platforms, including video game consoles (such as PlayStation 3 and 4 from Sony and Xbox 360 and Xbox One from Microsoft), personal computers, mobile phones and tablets. Our ability to deliver games and services across multiple platforms, through multiple distribution channels, and directly to consumers (online and wirelessly) has been, and will continue to be, a cornerstone of our product strategy. We have adopted new business models and alternative revenue streams (such as subscription, micro-transactions, and advertising) in connection with our online and wireless product and service offerings. Some of our games are based on our wholly-owned intellectual property (e.g., Battlefield, Mass Effect, Need for Speed, Dragon Age, The Sims, Bejeweled, and Plants vs. Zombies), and some of our games leverage content that we license from others (e.g., FIFA, Madden NFL and Star Wars). We also publish and distribute games developed by third parties (e.g., Titanfall). Our goal is to turn our intellectual properties into year-round businesses available on a range of platforms. Our products and services may be purchased through physical and online retailers, platform providers such as console manufacturers and mobile carriers via digital downloads, as well as directly through our own distribution platform, including online portals such as Origin.
Financial Results
Total net revenue for the three months ended September 30, 2014 was $990 million, an increase of $295 million, or 42 percent, as compared to the three months ended September 30, 2013. Net revenue for the three months ended September 30, 2014 was driven by FIFA 14, Battlefield 4, and Titanfall. At September 30, 2014, deferred net revenue associated with sales of online-enabled games increased by $230 million as compared to June 30, 2014, directly decreasing the amount of reported net revenue during the three months ended September 30, 2014. At September 30, 2013, deferred net revenue associated with sales of online-enabled games increased by $345 million as compared to June 30, 2013, directly decreasing the amount of reported net revenue during the three months ended September 30, 2013. Disregarding the impact of the deferred net revenue, reported net revenue would have increased by approximately $180 million, or 17 percent, during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

International net revenue was $557 million, or 56 percent of total net revenue during the three months ended September 30, 2014, compared to $392 million, or 56 percent of total net revenue during the three months ended September 30, 2013, an increase of $165 million, or 42 percent. We estimate that foreign exchange rates (primarily due to the British pound sterling) increased reported International net revenue by approximately $9 million, or 2 percent, for the three months ended September 30, 2014 as compared to the exchange rates in effect for the three months ended September 30, 2013. Excluding the effect of foreign exchange rates from International net revenue, we estimate that International net revenue increased by approximately $156 million, or 40 percent for three months ended September 30, 2014 as compared to three months ended September 30, 2013. This increase is primarily due to our FIFA and Battlefield franchises, and Titanfall, partially offset by decreased revenue in our SimCity, Crysis, and Dead Space franchises.

Net income for the three months ended September 30, 2014 was $3 million as compared to a net loss of $273 million for the three months ended September 30, 2013. Diluted earnings per share for the three months ended September 30, 2014 was $0.01 as compared to a diluted loss per share of $0.89 for the three months ended September 30, 2013. Net income increased for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily as a result of a $295 million increase in net revenue and a 16.3 percent increase in gross profit percentage, partially offset by a $5 million increase in operating expenses.

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

Digital Transformation. Our business continues to transform from a traditional packaged goods business model to one in which our games and services are sold and delivered via a network connection, with digitally-delivered content, features and services helping to extend the life of the respective game offering. For example, many of our products that traditionally have been sold only as packaged goods products can now also be purchased and downloaded via a network connection. We also include digitally-delivered content, features and services as part of the product offering, either made available for free or at additional cost. Additionally, our mobile and PC free-to-play games are available solely via digital delivery and are typically monetized through a micro-transaction business model through which we sell incremental content and/or features in discrete transactions. In addition, our EA Access for the Xbox One is a subscription service that offers players access to a selection of EA games and other benefits for a monthly or annual fee.
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
We track an estimate of monthly active users (“MAUs”) for our mobile business, which we believe is a useful indicator of player engagement trends. For the three months ended September 30, 2014, we had average MAUs of over 155 million. MAUs are the aggregate number of individuals who accessed a particular game on a particular device in the last 30 days as of the measurement date. Average MAUs for a particular period is the average of the MAUs at each month-end during that period. We include in this calculation data provided by our third party publishing partners for certain games that we develop but we exclude information from third party titles that we publish. Our methodology for calculating MAU may differ from the methodology used by other companies to calculate this metric.

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
During the three and six months ended September 30, 2014, we repurchased and retired approximately 2.6 million and 4.0 million shares of our common stock for approximately $95 million and $145 million, respectively. We continue to actively repurchase shares under this program.

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

Product revenue. Our product revenue includes revenue associated with the sale of software games or related content, whether delivered via a physical disc (e.g., packaged goods) or delivered digitally via the Internet (e.g., full-game downloads, micro-transactions), and licensing of game software to third-parties. Product revenue also includes revenue from mobile full game downloads that do not require our hosting support (e.g., premium mobile games), and sales of tangible products such as hardware, peripherals, or collectors’ items.

Service and other revenue. Our service revenue includes revenue recognized from time-based subscriptions and games or related content that requires our hosting support in order to utilize the game or related content (i.e., can only be played with an Internet connection). This includes (1) entitlements to content that are accessed through hosting services (e.g., micro-transactions for Internet-based, social network and freemium mobile games), (2) massively multi-player online (“MMO”) games (both software game and subscription sales), (3) subscriptions for our Battlefield Premium and Pogo-branded online game services, and (4) allocated service revenue from sales of software games with an online service element (i.e., “matchmaking” service). Our other revenue includes advertising and non-software licensing revenue.

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

Estimated Offering Period

Because the offering period is not an explicitly defined period, we must make an estimate of the offering period. Determining the estimated offering period is inherently subjective and is subject to regular revision based on historical online usage. For example, in determining the estimated offering period for unspecified updates associated with our online-enabled games, we consider the period of time consumers are online as online connectivity is required. On an annual basis, we review consumers’ online gameplay of all online-enabled games that have been released 12 to 24 months prior to the evaluation date. For example, if our evaluation date is April 1, 2014, we evaluate all online-enabled games released between April 1, 2012 and March 31, 2013. Based on this population of games, for all players that register the game online within the first six months of release of the game to the general public, we compute the weighted-average number of days for each online-enabled game, based on when a player initially registers the game online to when that player last plays the game online. We then compute the weighted-average number of days for all online-enabled games by multiplying the weighted-average number of days for each online-enabled game by its relative percentage of total units sold from these online-enabled games (i.e., a game with more units sold will have a higher weighting to the overall computation than a game with fewer units sold). Under a similar computation, we also consider the estimated period of time between the date a game unit is sold to a reseller and the date the reseller sells the game unit to an end consumer (i.e., time in channel). Based on these two calculations we then consider the method of distribution. For example, physical software games sold at retail would have a composite offering period equal to the online gameplay plus time in channel as opposed to digitally distributed software games which are delivered immediately via digital download and thus have no concept of channel. Additionally, we consider results from prior years, known online gameplay trends, as well as disclosed service periods for competitors’ games in determining the estimated offering period for future sales.

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

Prior to July 1, 2013, for most sales, we estimated the offering period to be six months and recognized revenue over this period in the month after delivery. During the three months ended September 30, 2013, we completed our fiscal 2014 annual evaluation of the estimated offering period and noted that generally, consumers were playing our games online over a longer period of time. Based on this, we concluded that for physical software sales made after June 30, 2013, the estimated offering period should be increased to nine months, resulting in revenue being recognized over a longer period of time. This change in estimate resulted in an estimated decrease to net revenue and net income of $474 million and a decrease of $1.50 of diluted earnings per share for fiscal year 2014. During the three months ended September 30, 2014, this change in estimate resulted in an estimated increase to net revenue and net income of $181 million and an increase of $0.56 of diluted earnings per share. During the six months ended September 30, 2014, this change in estimate resulted in an estimated increase to net revenue and net income of $286 million and an increase of $0.89 of diluted earnings per share. The estimated offering period for digitally distributed games did not change and is six months. We completed our fiscal 2015 annual evaluation during the second quarter and determined that the estimated offering period for physical software sales and digital sales continues to be nine months and six months, respectively.
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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2015 and 2014 contain 52 weeks each and ends or ended, as the case may be, on March 28, 2015 and March 29, 2014, respectively. Our results of operations for the three months ended September 30, 2014 and 2013 contained 13 weeks each and ended on September 27, 2014 and September 28, 2013, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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

We provide two different measures of our Net Revenue. One of these measures is presented in accordance with U.S. GAAP - Net Revenue by Product revenue and Service and other revenue. The second measure is a non-GAAP financial measure - Net Revenue before Revenue Deferral by Revenue Composition, which is primarily based on method of distribution. We use this second non-GAAP financial measure internally to evaluate our operating performance, when planning, forecasting and analyzing future periods, and when assessing the performance of our management team.

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

Net Revenue Quarterly Analysis

Net Revenue

For the three months ended September 30, 2014, net revenue was $990 million and increased $295 million, or 42 percent, as compared to the three months ended September 30, 2013. This increase was driven by a $476 million increase in revenue primarily from the FIFA and Battlefield franchises, and Titanfall. This increase was partially offset by a $181 million decrease in revenue primarily from the SimCity, Crysis and Dead Space franchises, and Star Wars: The Old Republic.

Net Revenue by Product Revenue and Service and Other Revenue

Our total net revenue by product revenue and service and other revenue for the three months ended September 30, 2014 and 2013 was as follows (in millions):

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Net revenue:
Product	$536	$350	$186	53%
Service and other	454	345	109	32%
Total net revenue	$990	$695	$295	42%

Product Revenue

For the three months ended September 30, 2014, product revenue was $536 million, primarily driven by Battlefield 4, FIFA 14, and Need for Speed: Rivals. Product revenue for the three months ended September 30, 2014 increased $186 million, or 53 percent and was driven by a $331 million increase primarily from the Battlefield, FIFA, and Need for Speed franchises. This increase was partially offset by a $145 million decrease primarily from the Crysis, Dead Space, and Army of Two franchises.
Service and Other Revenue
For the three months ended September 30, 2014, service and other revenue was $454 million, primarily driven by FIFA Ultimate Team, Titanfall, and Battlefield 4 Premium. Service and other revenue for the three months ended September 30, 2014 increased $109 million, or 32 percent, and was driven by a $171 million increase primarily from Titanfall and the FIFA and Plants vs Zombies franchises. This increase was partially offset by a $62 million decrease primarily from the SimCity franchise and Star Wars: The Old Republic.
Supplemental Non-GAAP Net Revenue by Revenue Composition
As we continue to evolve our business and more of our products are delivered to consumers digitally via the Internet, we place a greater emphasis and focus on assessing our business through a review of net revenue by revenue composition.

Net Revenue before Revenue Deferral, a non-GAAP financial measure that excludes the impact of Revenue Deferral and the Recognition of Revenue Deferral on Net Revenue related to sales of online-enabled games and content, is provided in this section of MD&A, including a discussion of the components of this measure: (1) packaged goods and other and (2) the components that comprise our digital revenue. A reconciliation to the corresponding measure calculated in accordance with U.S. GAAP is provided in the discussion below.

“Revenue Deferral” in this “Net Revenue” section generally relates to sales of certain online-enabled games and content for which we do not have VSOE for unspecified updates to be delivered after the initial sale or for which we have a continuing service obligation. Fluctuations in the Revenue Deferral are largely dependent upon the amounts of products that we sell with the online features and services previously discussed, while the Recognition of Revenue Deferral for a period is also dependent upon (1) the amount deferred, (2) the period of time the software-related offerings are to be provided, and (3) the timing of the sale.

Our sales are generally deferred and recognized over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally delivered games and content, and therefore, the related revenue recognized during the fiscal quarter ended September 30 is primarily due to sales that occurred during the preceding six-month period for digitally delivered games and content, and the preceding nine-month period for physical games sold through retail. Consequently, most Revenue Deferrals incurred in the first quarter of a fiscal year are recognized within the same fiscal year; however, substantially all of the Revenue Deferrals incurred in the last month of a fiscal year will be recognized in the subsequent fiscal year.

We believe that excluding the impact of Revenue Deferral and the Recognition of Revenue Deferral related to online-enabled games and content from our operating results is important to facilitate comparisons between periods in understanding our underlying sales performance for the period, and understanding our operations because all related costs of revenues are expensed as incurred instead of deferred and recognized ratably. We use this non-GAAP financial measure internally to evaluate our operating performance, when planning, forecasting and analyzing future periods, and when assessing the performance of our management team. While we believe that this non-GAAP financial measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant to be considered in isolation from or as a substitute for the related financial information prepared in accordance with GAAP. In addition, this non-GAAP financial measure may not be the same as non-GAAP financial measures presented by other companies.

Our total non-GAAP net revenue by revenue composition and the reconciliation to net revenue for the three months ended September 30, 2014 and 2013 was as follows (in millions):

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Packaged goods and other	$767	$692	$75	11%

Full game downloads	94	55	39	71%
Extra content	153	127	26	20%
Subscriptions, advertising, and other	91	62	29	47%
Mobile	115	104	11	11%
Total Digital	453	348	105	30%

Net Revenue before Revenue Deferral (Non-GAAP Net Revenue)	$1,220	$1,040	$180	17%

Revenue Deferral	(1,035)	(879)	(156)	(18)%
Recognition of Revenue Deferral	805	534	271	51%
Total net revenue	$990	$695	$295	42%

Net Revenue before Revenue Deferral

Packaged Goods and Other

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

For the three months ended September 30, 2014, packaged goods and other was $767 million, primarily driven by FIFA 15, Madden NFL 15, and The Sims 4. Packaged goods and other for the three months ended September 30, 2014 increased $75 million, or 11 percent, as compared to the three months ended September 30, 2013. This increase was driven by a $171 million increase in sales primarily from The Sims, FIFA, and Plants vs. Zombies franchises. This increase was partially offset by a $96 million decrease in sales primarily from the NCAA Football and NHL franchises.

Digital

Digital revenue (previously disclosed as “wireless, Internet-derived, and advertising (digital) revenue”) includes sales of software distributed through direct download via the Internet. This includes full-game downloads, extra content, subscriptions, advertising and other, and mobile revenue. Digital revenue includes internally-developed and co-published game software distributed through our direct-to-consumer platform Origin, distributed wirelessly through mobile carriers, or licensed to our third-party publishing partners who distribute our games digitally. Full-game downloads are generally classified as product revenue with the exception of our MMO and full game downloads related to games that require our hosting support in order to utilize the game or related content (i.e. Titanfall and Plants vs. Zombies: Garden Warfare), which are classified as service revenue. Subscriptions, advertising and other revenue and freemium mobile games are each generally classified as service and other revenue.

For the three months ended September 30, 2014, Digital was $453 million, an increase of $105 million, or 30 percent, as compared to the three months ended September 30, 2013. This increase is due to (1) a $39 million or 71 percent increase in full-game download sales primarily driven by The Sims 4, Madden NFL 15, and Plants vs. Zombies: Garden Warfare, (2) a $26

million or 20 percent increase in extra content and free-to-play sales primarily driven by FIFA Ultimate Team, FIFA Online 3, and Madden Ultimate Team, (3) a $29 million or 47 percent increase in subscription sales primarily driven by Battlefield 4 Premium, and (4) an $11 million or 11 percent increase in mobile revenue primarily driven by FIFA 14, The Sims Free Play, and FIFA Online 3.

Revenue Deferral

Revenue Deferral for the three months ended September 30, 2014 increased $156 million, or 18 percent, as compared to the three months ended September 30, 2013. This increase was due to a $180 million increase in Net Revenue before Revenue Deferral related to our packaged goods and other and digital sales during the three months ended September 30, 2014 as compared to three months ended September 30, 2013.

Recognition of Revenue Deferral

Our sales are generally deferred and recognized over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally delivered games and content, and therefore, the related revenue recognized during the fiscal quarter ended September 30 is primarily due to sales that occurred during the preceding six-month period for digitally delivered games and content, and the preceding nine-month period for physical games sold through retail. The Recognition of Revenue Deferral for the three months ended September 30, 2014 increased $271 million, or 51 percent, as compared to the three months ended September 30, 2013. This increase was primarily due to (1) an increase in digital and physical games sold through retail during the preceding six and nine-month period, and (2) the increase in our estimated offering period, which was implemented during the second quarter of fiscal 2014 for physical games sold through retail from six to nine months. This change in estimate resulted in an estimated increase to net revenue and net income of $181 million and an increase of $0.56 of diluted earnings per share for the three months ended September 30, 2014.

Net Revenue Year-to-Date Analysis

Net Revenue

For the six months ended September 30, 2014, Net Revenue was $2,204 million and increased $560 million, or 34%, as compared to the six months ended September 30, 2013. This increase was driven by a $973 million increase in revenue primarily from the FIFA and Battlefield franchises, and Titanfall. This increase was partially offset by a $413 million decrease in revenue primarily from the SimCity, Crysis, Dead Space, and The Sims franchises, and Star Wars: The Old Republic.

Net Revenue by Product Revenue and Service and Other Revenue

Our total net revenue by product revenue and service and other revenue for the six months ended September 30, 2014 and 2013 was as follows (in millions):

	Six Months Ended September 30,
	2014	2013	$ Change	% Change
Net revenue:
Product	$1,293	$893	$400	45%
Service and other	911	751	160	21%
Total net revenue	$2,204	$1,644	$560	34%

Product Revenue

For the six months ended September 30, 2014, product revenue was $1,293 million, primarily driven by FIFA 14, Battlefield 4, and Madden NFL 25. Product revenue for the six months ended September 30, 2014 increased $400 million, or 45%, and was driven by a $732 million increase primarily from the Battlefield, FIFA, and Madden NFL franchises. This increase was partially offset by a $332 million decrease primarily from the Crysis, Dead Space and The Sims franchises.

Service and Other Revenue
For the six months ended September 30, 2014, service and other revenue was $911 million, primarily driven by FIFA Ultimate Team, Titanfall, and Battlefield 4 Premium. Service and other revenue for the six months ended September 30, 2014 increased $160 million, or 21%, and was driven by a $314 million increase primarily from Titanfall and the FIFA and Plants vs Zombies franchises. This increase was partially offset by a $154 million decrease primarily from the SimCity franchise and Star Wars: The Old Republic.
Supplemental Non-GAAP Net Revenue by Revenue Composition

Our total non-GAAP net revenue by revenue composition and the reconciliation to net revenue for the six months ended September 30, 2014 and 2013 was as follows (in millions):

	Six Months Ended September 30,
	2014	2013	$ Change	% Change
Packaged goods and other	$1,060	$809	$251	31%

Full game downloads	165	93	72	77%
Extra content	364	304	60	20%
Subscriptions, advertising, and other	171	123	48	39%
Mobile	235	206	29	14%
Total Digital	935	726	209	29%

Net Revenue before Revenue Deferral (Non-GAAP Net Revenue)	$1,995	$1,535	$460	30%

Revenue Deferral	(1,658)	(1,234)	(424)	(34)%
Recognition of Revenue Deferral	1,867	1,343	524	39%
Total net revenue	$2,204	$1,644	$560	34%

Net Revenue before Revenue Deferral

Packaged Goods and Other

For the six months ended September 30, 2014, packaged goods and other was $1,060 million, primarily driven by FIFA 15, Madden NFL 15, and FIFA 14. Packaged goods and other for the six months ended September 30, 2014 increased $251 million, or 31 percent, as compared to the six months ended September 30, 2013. This increase was driven by a $374 million increase in sales primarily from the FIFA, FIFA World Cup and The Sims franchises, and Titanfall. This increase was partially offset by a $123 million decrease in sales primarily from the NCAA Football and NHL franchises, and Fuse.

Digital

For the six months ended September 30, 2014, digital was $935 million, an increase of $209 million, or 29 percent, as compared to the six months ended September 30, 2013. This increase is due to (1) a $72 million or 77 percent increase in full-game download sales primarily driven by The Sims 4, Battlefield 4, and Titanfall, (2) a $60 million or 20 percent increase in extra content and free-to-play sales primarily driven by FIFA Ultimate Team, FIFA Online 3, Battlefield 4, and Madden Ultimate Team, (3) a $48 million or 39 percent increase in subscription sales primarily driven by Battlefield 4 Premium, and (4) a $29 million or 14 percent increase in mobile revenue primarily driven by FIFA 14 and The Sims Free Play.

Revenue Deferral

Revenue Deferral for the six months ended September 30, 2014 increased $424 million, or 34 percent, as compared to the six months ended September 30, 2013. This increase was primarily due to a $460 million increase in Net Revenue before Revenue Deferral related to our packaged goods and other and digital sales during the six months ended September 30, 2014 as compared to the six months ended September 30, 2013.

Recognition of Revenue Deferral

The Recognition of Revenue Deferral for the six months ended September 30, 2014 increased $524 million, or 39 percent, as compared to the six months ended September 30, 2013. This increase was primarily due to (1) an increase in digital and packaged goods sold through retail during the preceding six and nine-month period, and (2) the increase in our estimated offering period, which was implemented during the second quarter of fiscal 2014 for packaged goods sold through retail from six to nine months. This change in estimate resulted in an estimated increase to net revenue and net income of $286 million and an increase of $0.89 of diluted earnings per share for the six months ended September 30, 2014.

Cost of Revenue

Cost of Revenue Quarterly Analysis

Total cost of revenue for the three months ended September 30, 2014 and 2013 was as follows (in millions):

	September 30, 2014	% of Related Net Revenue	September 30, 2013	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$347	64.7%	$341	97.4%	1.8%	(32.7)%
Service and other	80	17.6%	72	20.9%	11.1%	(3.3)%
Total cost of revenue	$427	43.1%	$413	59.4%	3.4%	(16.3)%

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
Cost of product revenue increased by $6 million, or 1.8 percent in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Cost of product revenue increased primarily due to an increase in royalty-related costs primarily driven by FIFA 15.

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

Cost of service and other revenue increased by $8 million, or 11.1 percent in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The increase was due to an increase in royalty-related costs primarily driven by FIFA Ultimate Team.

Total Cost of Revenue as a Percentage of Total Net Revenue
During the three months ended September 30, 2014, total cost of revenue as a percentage of total net revenue decreased by 16.3 percent as compared to the three months ended September 30, 2013. This decrease as a percentage of net revenue was primarily due to a 30 percent increase in net revenue from our digital products and services that generally have lower costs than our publishing and other products.

Cost of Revenue Year-to-Date Analysis

Total cost of revenue for the six months ended September 30, 2014 and 2013 was as follows (in millions):

	September 30, 2014	% of Related Net Revenue	September 30, 2013	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$599	46.3%	$471	52.7%	27.2%	(6.4)%
Service and other	195	21.4%	136	18.1%	43.4%	3.3%
Total cost of revenue	$794	36.0%	$607	36.9%	30.8%	(0.9)%

Cost of Product Revenue
Cost of product revenue increased by $128 million, or 27.2 percent in the six months ended September 30, 2014, as compared to the six months ended September 30, 2013. Cost of product revenue increased primarily due to a loss of $122 million on a previously unrecognized licensed intellectual property commitment during the three months ended June 30, 2014.

Cost of Service and Other Revenue
Cost of service and other revenue increased by $59 million, or 43.4 percent in the six months ended September 30, 2014, as compared to the six months ended September 30, 2013. The increase was primarily due to an increase in product and royalty-related costs due to Titanfall, which launched in the fourth quarter of fiscal year 2014.

Total Cost of Revenue as a Percentage of Total Net Revenue
During the six months ended September 30, 2014, total cost of revenue as a percentage of total net revenue decreased by 0.9 percent as compared to the six months ended September 30, 2013. Excluding the loss of $122 million on previously unrecognized license intellectual property, total cost of revenue as a percentage of total net revenue decreased 6.4 percent as a result of an increase in our digital products and services that generally have a lower cost than our packaged goods and other products.
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
Research and development expenses for the three and six months ended September 30, 2014 and 2013 were as follows (in millions):

	September 30, 2014	% of Net Revenue	September 30, 2013	% of Net Revenue	$ Change	% Change
Three months ended	$261	26%	$283	41%	$(22)	(8)%
Six months ended	$526	24%	$561	34%	$(35)	(6)%

Research and development expenses decreased by $22 million, or 8 percent, during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to (1) a $17 million decrease in personnel-related costs resulting from a decrease in headcount and (2) a $7 million decrease in contracted services as a result of higher development contracted services during the three months ended September 30, 2013 due to Battlefield 4 and EA Sports UFC as compared to the three months ended September 30, 2014.

Research and development expenses decreased by $35 million or 6 percent, during the six months ended September 30, 2014, as compared to the six months ended September 30, 2013, primarily due to (1) a $25 million decrease in personnel-related costs resulting from a decrease in headcount and (2) an $18 million decrease in contracted services as a result of higher development contracted services in fiscal year 2014 due to Titanfall, Battlefield 4, and EA Sports UFC as compared to the current fiscal year. This was partially offset by an $8 million increase in facility-related costs related to higher rent and depreciation expenses.

Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three and six months ended September 30, 2014 and 2013 were as follows (in millions):

	September 30, 2014	% of Net Revenue	September 30, 2013	% of Net Revenue	$ Change	% Change
Three months ended	$183	18%	$164	24%	$19	12%
Six months ended	$313	14%	$311	19%	$2	1%
Marketing and sales expenses increased by $19 million, or 12 percent, during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to a $17 million increase in advertising and promotional spending for The Sims 4, EA Sports UFC, The Simpsons: Tapped Out, and The Sims Free Play,
Marketing and sales expenses increased by $2 million, or 1 percent, during the six months ended September 30, 2014, as compared to the six months ended September 30, 2013, primarily due to a $25 million increase in advertising and promotional spending for 2014 FIFA World Cup Brazil, The Sims 4, and EA Sports UFC. This was partially offset by (1) a $13 million decrease in personnel-related costs resulting from a decrease in headcount, (2) a $5 million decrease in facility-related costs, and (3) a $5 million decrease in contracted services.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance and human resources, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three and six months ended September 30, 2014 and 2013 were as follows (in millions):

	September 30, 2014	% of Net Revenue	September 30, 2013	% of Net Revenue	$ Change	% Change
Three months ended	$92	9%	$129	19%	$(37)	(29)%
Six months ended	$180	8%	$214	13%	$(34)	(16)%
General and administrative expenses decreased $37 million, or 29 percent, primarily due to a $30 million accrual related to the anticipated settlement of legal proceedings and a $10 million loss on a license, both related to our college football franchise, incurred during the three months ended September 30, 2013.

General and administrative expenses decreased $34 million, or 16 percent, primarily due to a $30 million accrual related to the anticipated settlement of legal proceedings and a $10 million loss on a license, both related to our college football franchise, incurred during the six months ended September 30, 2013. This was partially offset by an $8 million increase in personnel-related costs.

Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration for the three and six months ended September 30, 2014 and 2013 were as follows (in millions):

	September 30, 2014	% of Net Revenue	September 30, 2013	% of Net Revenue	$ Change	% Change
Three months ended	$(1)	—%	$(44)	(6)%	$43	98%
Six months ended	$(2)	—%	$(37)	(2)%	$35	95%
During the three and six months ended September 30, 2014, acquisition-related contingent consideration increased by $43 million, or 98 percent, and $35 million, or 95 percent, respectively, as compared to the three and six months ended September 30, 2013, primarily resulting from changes in the fair market value of the acquisition-related contingent consideration of our PopCap acquisition during the prior year. The PopCap earn-out expired on December 31, 2013. No payments were made under this earn-out.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, for the three and six months ended September 30, 2014 and 2013 were as follows (in millions):

	September 30, 2014	% of Net Revenue	September 30, 2013	% of Net Revenue	$ Change	% Change
Three months ended	$(6)	(1)%	$(8)	(1)%	$2	25%
Six months ended	$(14)	(1)%	$(13)	(1)%	$(1)	(8)%
During the three and six months ended September 30, 2014, interest and other expense, net, remained relatively consistent, as compared to the three and six months ended September 30, 2013.

Income Taxes
Provision for income taxes for the three and six months ended September 30, 2014 and 2013 were as follows (in millions):

	September 30, 2014	Effective Tax Rate	September 30, 2013	Effective Tax Rate
Three months ended	15	83.3%	13	5.0%
Six months ended	34	9.1%	19	59.4%
Our effective tax rate for the three and six months ended September 30, 2014 was 83.3 percent and 9.1 percent, respectively, as compared to 5.0 percent and 59.4 percent, respectively, for the same periods of fiscal year 2014. The effective tax rate for the three and six months ended September 30, 2014 and 2013 differs from the statutory rate of 35.0 percent primarily due to the utilization of U.S. deferred tax assets, which were subject to a valuation allowance and non-U.S. profits subject to a reduced or zero tax rate. The effective tax rate for the three and six months ended September 30, 2014 differs from the same period in fiscal year 2014 primarily due to differences in the pre-tax income or loss. In addition, the effective tax rate for the six months ended September 30, 2014 differs from the same period in fiscal year 2014 primarily due to a discrete expense of $14 million recorded in the six months ended September 30, 2014 for excess tax benefits from stock-based compensation deductions allocated directly to contributed capital.
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
We currently intend to continue to indefinitely reinvest the undistributed earnings of our foreign subsidiaries outside of the United States.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of September 30, 2014	As of March 31, 2014	Increase/(Decrease)
Cash and cash equivalents	$1,624	$1,782	$(158)
Short-term investments	764	583	181
Total	$2,388	$2,365	$23
Percentage of total assets	40%	41%

	Six Months Ended September 30,
(In millions)	2014	2013	Change
Cash provided by (used in) operating activities	$187	$(254)	$441
Cash provided by (used in) investing activities	(233)	1	(234)
Cash provided by (used in) financing activities	(105)	49	(154)
Effect of foreign exchange on cash and cash equivalents	(7)	2	(9)
Net decrease in cash and cash equivalents	$(158)	$(202)	$44
Changes in Cash Flow
Operating Activities. Cash provided by operating activities increased $441 million during the six months ended September 30, 2014 as compared to the six months ended September 30, 2013. The change is primarily due to a $460 million increase in Net Revenue before Revenue Deferral during the six months ended September 30, 2014 as compared to the six months ended September 30, 2013. This was partially offset by an increase in incentive-based compensation payments.
Investing Activities. Cash used in investing activities increased $234 million during the six months ended September 30, 2014 as compared to the six months ended September 30, 2013 primarily driven by a $346 million increase in purchases of short-term investments. This was partially offset by a $102 million increase in proceeds from the sales and maturities of short-term investments during the six months ended September 30, 2014 as compared to the six months ended September 30, 2013.
Financing Activities. Cash used in financing activities increased $154 million during the six months ended September 30, 2014 as compared to the six months ended September 30, 2013 primarily due to (1) $145 million used to repurchase and retire common stock during the six months ended September 30, 2014 as compared to no stock repurchases during the six months ended September 30, 2013, and (2) a decrease of $24 million in proceeds received from the exercise of stock options during the six months ended September 30, 2014 as compared to the six months ended September 30, 2013. This was offset by a $14 million excess tax benefit from stock compensation recognized during the six months ended September 30, 2014 compared to no benefit recognized during the six months ended September 30, 2013.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of September 30, 2014, our short-term investments had gross unrealized gains of less than $1 million, or less than 1 percent of the total in short-term investments, and gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

Fiscal 2011 Restructuring
In connection with our fiscal 2011 restructuring plan, we expect to incur cash expenditures through December 2015 of approximately $14 million during the remainder of fiscal year 2015 and $18 million in fiscal year 2016.

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
In addition, in July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provides us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock at a strike price of $31.74, which corresponds to the conversion price of the Notes and is equal to the number of shares of our common stock that notionally underlie the Notes. As of September 30, 2014, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge. Separately, we have also entered into privately negotiated warrant transactions with certain counterparties whereby we sold to independent third parties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments that are substantially the same as the anti-dilution provisions contained in the Notes, up to 19.9 million shares of our common stock (which is also equal to the number of shares of our common stock that notionally underlie the Notes), with a strike price of $41.14. The Warrants could have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock exceeds $41.14 on or prior to the expiration date of the Warrants. We received proceeds of $65 million from the sale of the Warrants.
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
As of September 30, 2014, no amounts were outstanding under the credit facility.
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
As of September 30, 2014, approximately $788 million of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we may be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided. We made a one-time repatriation of $700 million from certain of our wholly-owned subsidiaries during the three months ended March 31, 2014. This repatriation did not have a material impact on our effective tax rate for fiscal year 2014 due to the deferred tax valuation allowance.

In May 2014, a special committee of our Board of Directors, on behalf of the full Board of Directors, authorized a new program to repurchase up to $750 million of our common stock. This new stock repurchase program, which expires on May 31, 2016, supersedes and replaces the stock repurchase authorization approved by our Board of Directors in July 2012. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and six months ended September 30, 2014, we repurchased approximately 2.6 million and 4.0 million shares of our common stock for approximately $95 million and $145 million, respectively.
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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include, but are not limited to: FIFA (Fédération Internationale de Football Association), FIFPRO Foundation, FAPL (Football Association Premier League Limited), and DFL Deutsche Fußball Liga GmbH (German Soccer League) (professional soccer); Dr. Ing. h.c. F. Porsche AG, Ferrari S.p.A. (Need For Speed and Real Racing games); National Basketball Association (professional basketball); PGA TOUR (professional golf); National Hockey League and NHL Players’ Association (professional hockey); National Football League Properties, PLAYERS Inc., and Red Bear Inc. (professional football); Zuffa, LLC (Ultimate Fighting Championship); ESPN (content in EA SPORTS games); Hasbro, Inc. (certain of Hasbro’s board game intellectual properties); Disney Interactive (Star Wars); Fox Digital Entertainment, Inc. (The Simpsons); and Universal Studios Inc. These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.
The following table summarizes our minimum contractual obligations as of September 30, 2014, and the effect we expect them to have on our liquidity and cash flow in future fiscal periods ending March 31 (in millions):

		Fiscal Years Ending March 31,
		2015
		(Remaining
	Total	six mos.)	2016	2017	2018	2019	2020	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,066	$51	$263	$274	$147	$112	$76	$143
Marketing commitments	239	30	39	64	21	21	21	43
Operating leases	167	24	46	32	22	16	9	18
0.75% Convertible Senior Notes due 2016 interest (a)	9	2	5	2	—	—	—	—
Other purchase obligations	96	16	35	20	13	11	1	—
Total unrecognized commitments	1,577	123	388	392	203	160	107	204

Recognized commitments
0.75% Convertible Senior Notes due 2016 principal (a)	633	—	—	633	—	—	—	—
Licensing and lease obligations (b)	181	11	22	23	23	24	25	53
Total recognized commitments	814	11	22	656	23	24	25	53

Total commitments	$2,391	$134	$410	$1,048	$226	$184	$132	$257

(a)
Included in the $9 million coupon interest on the 0.75% Convertible Senior Notes due 2016 is $1 million of accrued interest recognized as of September 30, 2014. We will be obligated to pay the $632.5 million principal amount of the 0.75% Convertible Senior Notes due 2016 in cash and any excess conversion value in shares of our common stock upon redemption of the Notes at maturity on July 15, 2016 or upon earlier redemption. The $632.5 million principal amount excludes $42 million of unamortized discount of the liability component. See Note 12 for additional information regarding our 0.75% Convertible Senior Notes due 2016.

(b)
See Note 8 for additional information regarding recognized commitments resulting from our restructuring plans. Lease commitments have not been reduced for approximately $6 million due in the future from third parties under non-cancelable sub-leases. See Note 9 for additional information regarding recognized obligations from our licensing-related commitments.

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of September 30, 2014; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above, as of September 30, 2014, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $89 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Also, in addition to what is included in the table above as of September 30, 2014, in connection with our KlickNation acquisition, we may be required to pay an additional $3 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2015. As of September 30, 2014, the accrued contingent consideration on our Condensed Consolidated Balance Sheet representing the estimated fair value of the contingent consideration was immaterial.

OFF-BALANCE SHEET COMMITMENTS
Lease Commitments
As of September 30, 2014, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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

Item 3:     Quantitative and Qualitative Disclosures About Market Risk
MARKET RISK
We are exposed to various market risks, including changes in foreign currency exchange rates, interest rates and market prices, which have experienced significant volatility in light of the global economic downturn. Market risk is the potential loss arising from changes in market rates and market prices. We employ established policies and practices to manage these risks. Foreign currency forward contracts are used to hedge anticipated exposures or mitigate some existing exposures subject to foreign exchange risk as discussed below. While we do not hedge our short-term investment portfolio, we protect our short-term investment portfolio against different market risks, including interest rate risk as discussed below. Our cash and cash equivalents portfolio consists of highly liquid investments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase. We do not enter into derivatives or other financial instruments for trading or speculative purposes and do not hedge our market price risk relating to marketable equity securities, if any.
Foreign Currency Exchange Rate Risk
Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing foreign currency forward contracts that generally have maturities of 15 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets or liabilities associated with our hedging activities are recorded at fair value in other current assets or accrued and other current liabilities on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. Our hedging programs are designed to reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net revenue and research and development expenses.
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows:

	As of September 30, 2014			As of March 31, 2014
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$121	$—	$5	$179	$—	$3
Forward contracts to sell	$246	$11	$—	$363	$—	$2
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations for three months ended September 30, 2014 and 2013 was immaterial.
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations was a loss of $7 million for the six months ended September 30, 2014 and immaterial for the six months ended September 30, 2013.
During the three and six months ended September 30, 2014, we reclassified an immaterial amount of the ineffective portion of gains or losses resulting from changes in fair value into interest and other income (expense), net.
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows:

	As of September 30, 2014			As of March 31, 2014
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$77	$—	$1	$140	$—	$1
Forward contracts to sell	$444	$1	$—	$232	$—	$—
The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2014 and 2013, was as follows (in millions):

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Six Months Ended September 30,
		2014	2013	2014	2013
Foreign currency forward contracts not designated as hedging instruments	Interest and other income (expense), net	$18	$(5)	$19	$(5)
We believe the counterparties to these foreign currency forward contracts are creditworthy multinational commercial banks. While we believe the risk of counterparty nonperformance is not material, a sustained decline in the financial stability of financial institutions as a result of disruption in the financial markets could affect our ability to secure credit-worthy counterparties for our foreign currency hedging programs.
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of September 30, 2014, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $35 million and $70 million, respectively. As of September 30, 2014, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $50 million and $100 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially.
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

As of September 30, 2014 and March 31, 2014, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity. Our portfolio of short-term investments consisted of the following investment categories, summarized by fair value as of September 30, 2014 and March 31, 2014 (in millions):

	As of September 30, 2014	As of March 31, 2014
Corporate bonds	$389	$279
U.S. treasury securities	165	114
U.S. agency securities	141	80
Commercial paper	69	110
Total short-term investments	$764	$583

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of September 30, 2014, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of September 30, 2014	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$396	$393	$391	$389	$387	$385	$383
U.S. Treasury securities	168	167	166	165	163	162	161
U.S. agency securities	144	143	142	141	140	139	137
Commercial paper	70	70	69	69	69	69	69
Total short-term investments	$778	$773	$768	$764	$759	$755	$750

Item 4.	Controls and Procedures
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
Changes in internal control over financial reporting
There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the three months ended September 30, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
We are a defendant in several actions that allege we misappropriated the likenesses of various college athletes in certain of our college-themed sports games. In September 2013, we reached an agreement to settle all actions brought by college athletes against us. We recognized a $30 million accrual during the second quarter of fiscal year 2014 associated with the anticipated settlement. On September 3, 2014, the United States District Court for the Northern District of California granted preliminary approval of the settlement and set a hearing for May 14, 2015, to determine whether to grant its final approval of the settlement.
On December 17, 2013, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers by an individual purporting to represent a class of purchasers of EA common stock. A second purported shareholder class action lawsuit alleging substantially similar claims was subsequently filed in the same court. These lawsuits have been consolidated into one action. The lawsuits, which assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, allege, among other things, that the Company and certain of its officers issued materially false and misleading statements regarding the rollout of the Company’s Battlefield 4 game. On October 20, 2014, the court granted our motion to dismiss all claims with leave for the plaintiffs to amend their complaint. As of the date of this filing, no amended complaint has been filed.
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

During the six months ended September 30, 2014, approximately 72 percent of our North America net revenue was derived from our top ten customers. Though our products are available to consumers through a variety of retailers and directly through us, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products and services, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers generally increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

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

Outside of the financial arrangements, our agreements with our channel partners typically give them significant control over other aspects of the distribution of the products and services that we develop for their platform. For example, our agreements with Sony and Microsoft typically give significant control to them over the approval, manufacturing and distribution of our products and services, which could, in certain circumstances, leave us unable to get our products and services approved, manufactured and distributed to customers. For the six months ended September 30, 2014, 66 percent of our net revenue was derived from products and services for Sony’s PlayStation 3 and 4 and Microsoft’s Xbox 360 and One consoles (combined across all four platforms). For our digital products and services delivered direct to consumers via digital channels such as Sony’s PlayStation Network, Microsoft’s Xbox LIVE Marketplace, Apple’s App Store and the Google Play store, the channel partner has policies and guidelines that control the promotion and distribution of these titles and the features and functionalities that we are permitted to offer through the channel.

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

International sales are a fundamental part of our business. For the six months ended September 30, 2014, international net revenue comprised 57 percent of our total net revenue. We expect international sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. In addition, our foreign investments and our cash and cash equivalents denominated in foreign currencies are subject to currency fluctuations. We use foreign currency hedging contracts to mitigate some foreign currency risk. However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. In the past, the disruption in the global financial markets has impacted many of the financial institutions with which we do business, and we are subject to counterparty risk with respect to such institutions with whom we enter into hedging transactions. A sustained decline in the financial stability of financial institutions as a result of a disruption in the financial markets could negatively impact our treasury operations, including our ability to secure credit-worthy counterparties for our foreign currency hedging programs. Accordingly, our results of operations, including our reported net revenue, operating expenses and net income, and financial condition can be adversely affected by unfavorable foreign currency fluctuations, especially the Euro, British pound sterling, Canadian dollar and Swedish Krona.

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
During the three and six months ended September 30, 2014, we repurchased and retired approximately 2.6 million and 4.0 million shares of our common stock for approximately $95 million and $145 million, respectively. We continue to actively repurchase shares under this program.
The following table summarizes the number of shares repurchased during the three months ended September 30, 2014:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Still Be Purchased Under the Program (in millions)
June 29 - July 26, 2014	700,508	$36.50	700,508	$674
July 27 - August 23, 2014	887,075	$35.14	887,075	$643
August 24 - September 27, 2014	1,026,646	$37.36	1,026,646	$605
	2,614,229	$36.38	2,614,229

Item 3.	Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The exhibits listed in the accompanying index to exhibits on Page 69 are filed or incorporated by reference as part of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
November 4, 2014	Executive Vice President,
Chief Financial Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2014
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
10.1	Offer Letter for Employment at Electronic Arts Inc. to Chris Bruzzo, dated July 21, 2014.				X

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS†	XBRL Instance Document.				X

101.SCH†	XBRL Taxonomy Extension Schema Document.				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Loss, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.