Form 10-Q
period 2014-12-31
ELECTRONIC ARTS INC.
filed 2015-02-04
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of January 30, 2015, there were 310,035,894 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	December 31, 2014	March 31, 2014 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,166	$1,782
Short-term investments	774	583
Receivables, net of allowances of $189 and $186, respectively	488	327
Inventories	39	56
Deferred income taxes, net	57	74
Other current assets	230	316
Total current assets	3,754	3,138
Property and equipment, net	461	510
Goodwill	1,718	1,723
Acquisition-related intangibles, net	127	177
Deferred income taxes, net	6	28
Other assets	101	140
TOTAL ASSETS	$6,167	$5,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77	$119
Accrued and other current liabilities	813	781
Deferred net revenue (online-enabled games)	1,583	1,490
0.75% convertible senior notes due 2016, net	596	—
Total current liabilities	3,069	2,390
0.75% convertible senior notes due 2016, net	—	580
Income tax obligations	88	189
Deferred income taxes, net	85	18
Other liabilities	201	117
Total liabilities	3,443	3,294
Commitments and contingencies (See Note 13)
0.75% convertible senior notes due 2016 (See Note 12)	37	—
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 310 and 311 shares issued and outstanding, respectively	3	3
Paid-in capital	2,152	2,353
Retained earnings	509	29
Accumulated other comprehensive income	23	37
Total stockholders’ equity	2,687	2,422
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,167	$5,716
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited consolidated financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share data)	2014	2013	2014	2013
Net revenue:
Product	$606	$485	$1,899	$1,378
Service and other	520	323	1,431	1,074
Total net revenue	1,126	808	3,330	2,452
Cost of revenue:
Product	300	438	899	909
Service and other	101	79	296	215
Total cost of revenue	401	517	1,195	1,124
Gross profit	725	291	2,135	1,328
Operating expenses:
Research and development	283	275	809	836
Marketing and sales	169	214	482	525
General and administrative	107	91	287	305
Acquisition-related contingent consideration	—	—	(2)	(37)
Amortization of intangibles	4	4	11	12
Restructuring and other charges	—	(1)	—	(2)
Total operating expenses	563	583	1,587	1,639
Operating income (loss)	162	(292)	548	(311)
Interest and other income (expense), net	(6)	(6)	(20)	(19)
Income (loss) before provision for income taxes	156	(298)	528	(330)
Provision for income taxes	14	10	48	29
Net income (loss)	$142	$(308)	$480	$(359)
Net income (loss) per share:
Basic	$0.46	$(1.00)	$1.54	$(1.17)
Diluted	$0.44	$(1.00)	$1.49	$(1.17)
Number of shares used in computation:
Basic	311	309	312	307
Diluted	323	309	322	307
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2014	2013	2014	2013
Net income (loss)	$142	$(308)	$480	$(359)
Other comprehensive income (loss), net of tax:
Change in unrealized net gains and losses on available-for-sale securities	(1)	—	(1)	—
Reclassification adjustment for net realized gains on available-for-sale securities	(1)	—	(1)	—
Change in unrealized net gains and losses on derivative instruments	1	(4)	11	(15)
Reclassification adjustment for net realized losses on derivative instruments	1	3	8	5
Foreign currency translation adjustments	(30)	(9)	(31)	(7)
Total other comprehensive loss, net of tax	(30)	(10)	(14)	(17)
Total comprehensive income (loss)	$112	$(318)	$466	$(376)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended December 31,
(In millions)	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$480	$(359)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	165	170
Stock-based compensation	108	111
Acquisition-related contingent consideration	(2)	(37)
Net loss on investments	—	1
Change in assets and liabilities:
Receivables, net	(176)	(210)
Inventories	16	(12)
Other assets	137	17
Accounts payable	(29)	13
Accrued and other liabilities	68	75
Deferred income taxes, net	9	7
Deferred net revenue (online-enabled games)	93	655
Net cash provided by operating activities	869	431
INVESTING ACTIVITIES
Capital expenditures	(63)	(81)
Proceeds from maturities and sales of short-term investments	520	331
Purchase of short-term investments	(717)	(270)
Acquisition of subsidiaries, net of cash acquired	—	(5)
Net cash used in investing activities	(260)	(25)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	31	51
Excess tax benefit from stock-based compensation	16	—
Repurchase and retirement of common stock	(242)	—
Acquisition-related contingent consideration payment	—	(1)
Net cash provided by (used in) financing activities	(195)	50
Effect of foreign exchange on cash and cash equivalents	(30)	(2)
Increase in cash and cash equivalents	384	454
Beginning cash and cash equivalents	1,782	1,292
Ending cash and cash equivalents	$2,166	$1,746
Supplemental cash flow information:
Cash paid (refunded) during the period for income taxes, net	$(8)	$21
Cash paid during the period for interest	$3	$3

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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2015 and 2014 contain 52 weeks each, and ends or ended, as the case may be, on March 28, 2015 and March 29, 2014, respectively. Our results of operations for the three and nine months ended December 31, 2014 and 2013 contained 13 and 39 weeks each and ended on December 27, 2014 and December 28, 2013, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
Change in Estimated Offering Period
Prior to July 1, 2013, for most sales, we estimated the offering period to be six months and recognized revenue over this period in the month after delivery. During the three months ended September 30, 2013, we completed our fiscal 2014 annual evaluation of the estimated offering period and noted that generally, consumers were playing our games online over a longer period of time. Based on this, we concluded that for physical software sales made after June 30, 2013, the estimated offering period should be increased to nine months, resulting in revenue being recognized over a longer period of time. This change in estimate resulted in an estimated decrease to net revenue and net income of $474 million and a decrease of $1.50 of diluted earnings per share for fiscal year 2014. During the three months ended December 31, 2014, this change in estimate resulted in an estimated increase to net revenue and net income of $180 million and an increase of $0.56 of diluted earnings per share. During the nine months ended December 31, 2014, this change in estimate resulted in an estimated increase to net revenue and net income of $466 million and an increase of $1.45 of diluted earnings per share. The estimated offering period for digitally distributed software games did not change and is six months. We completed our fiscal 2015 annual evaluation during the second quarter and determined that the estimated offering period for physical software sales and digital sales continues to be nine months and six months, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2014 and March 31, 2014, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of December 31, 2014	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$98	$98	$—	$—	Cash equivalents
Money market funds	2	2	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	398	—	398	—	Short-term investments
U.S. Treasury securities	170	170	—	—	Short-term investments and cash equivalents
U.S. agency securities	126	—	126	—	Short-term investments
Commercial paper	108	—	108	—	Short-term investments and cash equivalents
Foreign currency derivatives	15	—	15	—	Other current assets
Deferred compensation plan assets (a)	10	10	—	—	Other assets
Total assets at fair value	$927	$280	$647	$—
Liabilities
Contingent consideration (b)	$—	$—	$—	$—	Accrued and other current liabilities
Foreign currency derivatives	9	—	9	—	Accrued and other current liabilities
Deferred compensation plan liabilities	10	10	—	—	Other liabilities
Total liabilities at fair value	$19	$10	$9	$—

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2014	$4
Change in fair value (c)	(2)
Payments (d)	(2)
Balance as of December 31, 2014 (b)	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of March 31, 2014	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$588	$588	$—	$—	Cash equivalents
Available-for-sale securities:
Corporate bonds	279	—	279	—	Short-term investments
Commercial paper	146	—	146	—	Short-term investments and cash equivalents
U.S. Treasury securities	118	118	—	—	Short-term investments and cash equivalents
U.S. agency securities	89	—	89	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	9	9	—	—	Other assets
Total assets at fair value	$1,229	$715	$514	$—
Liabilities
Contingent consideration (b)	$4	$—	$—	$4	Accrued and other current liabilities and other liabilities
Foreign currency derivatives	6	—	6	—	Accrued and other current liabilities
Deferred compensation plan liabilities	9	9	—	—	Other liabilities
Total liabilities at fair value	$19	$9	$6	$4

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2013	$43
Change in fair value (c)	(35)
Payment (d)	(4)
Balance as of March 31, 2014 (b)	$4

(a)
The Deferred Compensation Plan assets consist of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, for additional information regarding our Deferred Compensation Plan.

(b)
The immaterial contingent consideration as of December 31, 2014 represents the estimated fair value of the additional variable cash consideration payable in connection with our acquisition of KlickNation Corporation (“KlickNation”) that is contingent upon the achievement of certain performance milestones. The $4 million contingent consideration as of March 31, 2014 represents the estimated fair value of the additional variable cash consideration payable in connection with our acquisitions of KlickNation and Chillingo Limited (“Chillingo”) that are contingent upon the achievement of certain performance milestones. We estimated the fair value of the acquisition-related contingent consideration payable using probability-weighted discounted cash flow models, and applied a discount rate that appropriately captures the risk associated with the obligation. The weighted average of the discount rates used during the nine months ended December 31, 2014 was 17 percent. The weighted average of the discount rates used during the fiscal year 2014 was 18 percent. The significant unobservable input used in the fair value measurement of the contingent consideration payable are forecasted earnings. Significant changes in forecasted earnings would result in a significantly higher or lower fair value measurement. At December 31, 2014 and March 31, 2014, the fair market value of acquisition-related contingent consideration was immaterial and $4 million, respectively, compared to a maximum potential payout of $3 million and $10 million, respectively.

(c)	The change in fair value is reported as acquisition-related contingent consideration in our Condensed Consolidated Statements of Operations.

(d)
During the nine months ended December 31, 2014, we made payments totaling $2 million to settle certain performance milestones achieved in connection with one of our acquisitions. During fiscal year 2014, we made payments of $4 million to settle certain performance milestones achieved in connection with two of our acquisitions.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of December 31, 2014 and March 31, 2014, our cash and cash equivalents were $2,166 million and $1,782 million, respectively. Cash equivalents were valued at their carrying amounts as they approximate fair value due to the short maturities of these financial instruments.
Short-Term Investments
Short-term investments consisted of the following as of December 31, 2014 and March 31, 2014 (in millions):

	As of December 31, 2014				As of March 31, 2014
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$399	$—	$(1)	$398	$279	$—	$—	$279
U.S. Treasury securities	168	—	—	168	114	—	—	114
U.S. agency securities	126	—	—	126	80	—	—	80
Commercial paper	82	—	—	82	110	—	—	110
Short-term investments	$775	$—	$(1)	$774	$583	$—	$—	$583
We evaluate our investments for impairment quarterly. Factors considered in the review of investments with an unrealized loss include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and any contractual terms impacting the prepayment or settlement process. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of December 31, 2014 and March 31, 2014.
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of December 31, 2014 and March 31, 2014 (in millions):

	As of December 31, 2014		As of March 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$363	$363	$318	$318
Due in 1-2 years	208	208	156	156
Due in 2-3 years	201	200	104	104
Due in 3-4 years	3	3	5	5
Short-term investments	$775	$774	$583	$583

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows:

	As of December 31, 2014			As of March 31, 2014
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$132	$—	$9	$179	$—	$3
Forward contracts to sell	$164	$11	$—	$363	$—	$2
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations for three months ended December 31, 2014 and 2013 was immaterial.
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations was a loss of $8 million for the nine months ended December 31, 2014 and a loss of $5 million for the nine months ended December 31, 2013.
During the three and nine months ended December 31, 2014, we reclassified an immaterial amount of the ineffective portion of gains or losses resulting from changes in fair value into interest and other income (expense), net.

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

	As of December 31, 2014			As of March 31, 2014
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$58	$—	$—	$140	$—	$1
Forward contracts to sell	$361	$4	$—	$232	$—	$—
The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2014 and 2013, was as follows (in millions):

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended December 31,		Nine Months Ended December 31,
		2014	2013	2014	2013
Foreign currency forward contracts not designated as hedging instruments	Interest and other income (expense), net	$19	$1	$38	$(4)

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended December 31, 2014 and 2013 are as follows (in millions):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of September 30, 2014	$(4)	$7	$50	$53
Other comprehensive income (loss) before reclassifications	(1)	1	(30)	(30)
Amounts reclassified from accumulated other comprehensive income	(1)	1	—	—
Net current-period other comprehensive income (loss)	(2)	2	(30)	(30)
Balance as of December 31, 2014	$(6)	$9	$20	$23

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of September 30, 2013	$(4)	$(9)	$75	$62
Other comprehensive loss before reclassifications	—	(4)	(9)	(13)
Amounts reclassified from accumulated other comprehensive income	—	3	—	3
Net current-period other comprehensive loss	—	(1)	(9)	(10)
Balance as of December 31, 2013	$(4)	$(10)	$66	$52

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended December 31, 2014 and 2013 are as follows (in millions):

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2014	$(4)	$(10)	$51	$37
Other comprehensive income (loss) before reclassifications	(1)	11	(31)	(21)
Amounts reclassified from accumulated other comprehensive income	(1)	8	—	7
Net current-period other comprehensive income (loss)	(2)	19	(31)	(14)
Balances as of December 31, 2014	$(6)	$9	$20	$23

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2013	$(4)	$—	$73	$69
Other comprehensive loss before reclassifications	—	(15)	(7)	(22)
Amounts reclassified from accumulated other comprehensive income	—	5	—	5
Net current-period other comprehensive loss	—	(10)	(7)	(17)
Balances as of December 31, 2013	$(4)	$(10)	$66	$52

The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and nine months ended December 31, 2014 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (loss)
Statement of Operations Classification	Three Months Ended December 31, 2014	Nine Months Ended December 30, 2014
Gains and losses on available-for-sale securities
Interest and other income (expense), net	(1)	(1)
Net of tax	$(1)	$(1)

Gains and losses on cash flow hedges from forward contracts
Net revenue	$(2)	$3
Research and development	3	5
Net of tax	$1	$8

Total amount reclassified, net of tax	$—	$7

The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and nine months ended December 31, 2013 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (loss)
Statement of Operations Classification	Three Months Ended December 31, 2013	Nine Months Ended December 30, 2013
Gains and losses on cash flow hedges from forward contracts
Net revenue	2	4
Research and development	1	1
Total amount reclassified, net of tax	$3	$5

(6) BUSINESS COMBINATIONS
During the nine months ended December 31, 2014, there were no acquisitions. During the nine months ended December 31, 2013, we completed one acquisition that did not have a significant impact on our Condensed Consolidated Financial Statements.
(7) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the nine months ended December 31, 2014 are as follows (in millions):

	As of March 31, 2014	Activity	Effects of Foreign Currency Translation	As of December 31, 2014
Goodwill	$2,091	$—	$(5)	$2,086
Accumulated impairment	(368)	—	—	(368)
Total	$1,723	$—	$(5)	$1,718
Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. Goodwill is not amortized, but rather subject to at least an annual assessment for impairment by applying a fair value-based test.

Acquisition-related intangibles consisted of the following (in millions):

	As of December 31, 2014			As of March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$531	$(426)	$105	$531	$(385)	$146
Trade names and trademarks	130	(110)	20	130	(105)	25
Registered user base and other intangibles	87	(87)	—	87	(87)	—
Carrier contracts and related	85	(83)	2	85	(79)	6
Total	$833	$(706)	$127	$833	$(656)	$177
Amortization of intangibles for the three and nine months ended December 31, 2014 and 2013 are classified in the Condensed Consolidated Statement of Operations as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Cost of service and other	$8	$6	27	18
Cost of product	4	10	11	27
Operating expenses	4	4	11	12
Total	$16	$20	$49	$57
Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from 2 to 14 years. As of December 31, 2014 and March 31, 2014, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 2.9 years and 3.4 years, respectively.
As of December 31, 2014, future amortization of acquisition-related intangibles that will be recorded in the Condensed Consolidated Statement of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2015 (remaining three months)	$16
2016	53
2017	32
2018	12
2019	8
2020	6
Thereafter	—
Total	$127

(8) RESTRUCTURING AND OTHER CHARGES
Restructuring and other restructuring plan-related information as of December 31, 2014 was as follows (in millions):

	Fiscal 2011 Restructuring	Other Restructurings and Reorganization
	Other	Facilities- related	Other	Total
Balances as of March 31, 2013	$57	$4	$1	$62
Charges to operations	(2)	1	—	(1)
Charges settled in cash	(8)	(3)	—	(11)
Balances as of March 31, 2014	47	2	1	50
Charges to operations	—	—	—	—
Charges settled in cash	(22)	—	(1)	(23)
Balances as of December 31, 2014	$25	$2	$—	$27

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
Since the inception of the fiscal 2011 restructuring plan through December 31, 2014, we have incurred charges of $172 million, consisting of (1) $129 million related to the amendment of certain licensing agreements and other intangible asset impairment costs, (2) $31 million related to the amendment of certain developer agreements, and (3) $12 million in employee-related expenses. The $25 million restructuring accrual as of December 31, 2014 is expected to be settled by December 2015. We do not expect to incur any additional restructuring charges under this plan.
Other Restructurings and Reorganization
We also engaged in various other restructurings and a reorganization based on management decisions made in fiscal years 2013 and 2009. We do not expect to incur any additional restructuring charges under these plans. The $2 million restructuring accrual as of December 31, 2014 related to our other restructuring plans is expected to be settled by April 2020.

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
During the three months ended December 31, 2014, we did not recognize any losses or impairment charges on royalty-based commitments. During the nine months ended December 31, 2014, we recognized a loss of $122 million on a previously unrecognized licensed intellectual property commitment. The $122 million loss relates to the termination of certain rights we previously had to use a licensor’s intellectual property. In addition, because the loss will be paid in installments through March 2022, our accrued loss was computed using the effective interest method. We currently estimate recognizing in future periods through March 2022, approximately $31 million for the accretion of interest expense related to this obligation. This interest expense will be included in cost of revenue in our Condensed Consolidated Statement of Operations. During the three months ended December 31, 2013, we did not recognize any losses or impairment charges on previously unrecognized royalty-based commitments. During the nine months ended December 31, 2013, we recognized total losses of $27 million, inclusive of impairment charges of $17 million on royalty-based assets recognized during the three months ended June 30, 2013.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of December 31, 2014	As of March 31, 2014
Other current assets	$53	$97
Other assets	16	58
Royalty-related assets	$69	$155
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

	As of December 31, 2014	As of March 31, 2014
Accrued royalties	$162	$73
Other accrued expenses	—	7
Other liabilities	143	53
Royalty-related liabilities	$305	$133
In addition, as of December 31, 2014, we were committed to pay approximately $973 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 13 for further information on our developer and licensor commitments.

(10) BALANCE SHEET DETAILS
Inventories
Inventories as of December 31, 2014 and March 31, 2014 consisted of (in millions):

	As of December 31, 2014	As of March 31, 2014
Finished goods	$38	$55
Raw materials and work in process	1	1
Inventories	$39	$56
Property and Equipment, Net
Property and equipment, net, as of December 31, 2014 and March 31, 2014 consisted of (in millions):

	As of December 31, 2014	As of March 31, 2014
Computer, equipment and software	$699	$718
Buildings	321	327
Leasehold improvements	127	129
Office equipment, furniture and fixtures	64	67
Land	62	63
Warehouse, equipment and other	9	10
Construction in progress	7	5
	1,289	1,319
Less: accumulated depreciation	(828)	(809)
Property and equipment, net	$461	$510

During the three and nine months ended December 31, 2014, depreciation expense associated with property and equipment was $32 million and $96 million, respectively. During the three and nine months ended December 31, 2013, depreciation expense associated with property and equipment was $33 million and $95 million, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of December 31, 2014 and March 31, 2014 consisted of (in millions):

	As of December 31, 2014	As of March 31, 2014
Other accrued expenses	$304	$328
Accrued compensation and benefits	226	259
Accrued royalties	162	73
Deferred net revenue (other)	121	121
Accrued and other current liabilities	$813	$781
Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
Deferred Net Revenue (Online-Enabled Games)
Deferred net revenue (online-enabled games) was $1,583 million and $1,490 million as of December 31, 2014 and March 31, 2014, respectively. Deferred net revenue (online-enabled games) generally includes the unrecognized revenue from bundled sales of online-enabled games for which we do not have vendor-specific objective evidence of fair value (“VSOE”) for the obligation to provide unspecified updates. We recognize revenue from the sale of online-enabled games for which we do not have VSOE for the unspecified updates on a straight-line basis, generally over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally-distributed games. However, we expense the cost of revenue related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

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
We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statement amount and the tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards. We record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. In making this determination, we are required to give significant weight to evidence that can be objectively verified. It is generally difficult to conclude that a valuation allowance is not needed when there is significant negative evidence, such as cumulative losses in recent years. Forecasts of future taxable income are considered to be less objective than past results, particularly in light of the previous years’ economic environment. Therefore, cumulative losses weigh heavily in the overall assessment. Based on the assumptions and requirements noted above, we have recorded a valuation allowance against most of our U.S. deferred tax assets. In addition, we expect to provide a valuation allowance on future U.S. tax benefits until we can sustain a level of profitability in the U.S. or until other significant positive evidence arises that suggest that these benefits are more likely than not to be realized.

The provision for income taxes reported for the three and nine months ended December 31, 2014 is based on our projected annual effective tax rate for fiscal year 2015, and also includes certain discrete items recorded during the period. Our effective tax rate for the three and nine months ended December 31, 2014 was a tax expense of 9.0 percent and 9.1 percent, respectively, as compared to a tax expense of 3.4 percent and 8.8 percent, respectively, for the same period of fiscal year 2014. The effective tax rate for the three and nine months ended December 31, 2014 and 2013 differs from the statutory rate of 35.0 percent primarily due to the utilization of U.S. deferred tax assets which were subject to a valuation allowance and non-U.S. profits subject to a reduced or zero tax rate. The effective tax rate for the three and nine months ended December 31, 2014 differs from the same period in fiscal year 2014 primarily due to differences in the pre-tax income or loss. In addition, the effective tax rate for the nine months ended December 31, 2014 differs from the same period in fiscal year 2014 primarily due to a discrete expense of $16 million recorded in the nine months ended December 31, 2014 for excess tax benefits from stock-based compensation deductions allocated directly to contributed capital.

During the three and nine months ended December 31, 2014, we recorded a net increase of $1 million and decrease of $1 million in gross unrecognized tax benefits. The total gross unrecognized tax benefits as of December 31, 2014 is $231 million. A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of December 31, 2014, if recognized, approximately $71 million of the unrecognized tax benefits would affect our effective tax rate and approximately $160 million would result in adjustments to deferred tax assets with corresponding adjustments to the valuation allowance.

During the three and nine months ended December 31, 2014, we recorded a net increase of $1 million for accrued interest and penalties related to tax positions taken on our tax returns. As of December 31, 2014, the combined amount of accrued interest and penalties related to uncertain tax positions included in income tax obligations on our Condensed Consolidated Balance Sheet was approximately $17 million.
We file income tax returns in the United States, including various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions, including Canada, France, Germany, Switzerland and the United Kingdom. The IRS is currently examining our returns for fiscal years 2009 through 2011, and we remain subject to income tax examination by the IRS for fiscal years after 2011. We are also currently under income tax examination in the United Kingdom for fiscal years 2010 and 2012, in Germany for fiscal years 2008 through 2012, and in Spain for fiscal years 2010 through 2013. We remain subject to income tax examination for several other jurisdictions including in Canada for fiscal years after 2005, in France for fiscal years after 2011, in Germany for fiscal years after 2012, in the United Kingdom for fiscal years 2011 and after 2012, and in Switzerland for fiscal years after 2007.

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

The Notes are convertible into cash and shares of our common stock based on an initial conversion value of 31.5075 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $31.74 per share). Upon conversion of the Notes, holders will receive cash up to the principal amount of each Note, and any excess conversion value will be delivered in shares of our common stock. Prior to April 15, 2016, the Notes are convertible only if (1) the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130 percent of the conversion price ($41.26 per share) on each applicable trading day (the “Sales Price Condition”); (2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of notes falls below 98 percent of the last reported sale price of our common stock multiplied by the conversion rate on each trading day; or (3) specified corporate transactions, including a change in control, occur. On or after April 15, 2016, a holder may convert any of its Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate is subject to customary anti-dilution adjustments (for example, certain dividend distributions or tender or exchange offer of our common stock), but will not be adjusted for any accrued and unpaid interest. The Notes are not redeemable prior to maturity except for specified corporate transactions and events of default, and no sinking fund is provided for the Notes. The Notes do not contain any financial covenants.
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
During the quarter ended December 31, 2014, the Sales Price Condition was met. As a result, the Notes are convertible at the option of the holder through March 27, 2015, and the carrying value of the Notes was reclassified as a current liability and the excess of the principal amount over the carrying value of the Notes was reclassified from permanent equity to temporary equity in the Condensed Consolidated Balance Sheets as of December 31, 2014. The determination of whether or not the Notes are convertible is performed on a quarterly basis. If this threshold is not met next quarter, the Notes will be reclassified back to long-term debt and the temporary equity will be reclassified back to permanent equity.

Upon conversion of any Notes, we will deliver cash up to the principal amount of the Notes and any excess conversion value will be delivered in shares of our common stock. As of December 31, 2014, there were no shares issued related to the Notes. Based on the closing price of our common stock of $48.33 at the end of the quarter ended December 31, 2014, the if-converted value of our Notes exceeded their principal amount by $331 million.
We separately account for the liability and equity components of the Notes. The initial carrying amount of the equity component representing the conversion option is equal to the fair value of the Convertible Note Hedge, as described below, which is a substantially identical instrument and was purchased on the same day as the Notes. The initial carrying amount of the liability component was determined by deducting the fair value of the equity component from the par value of the Notes as a whole, and represents the fair value of a similar liability that does not have an associated convertible feature. A liability of $525 million as of the initial date of issuance was recognized for the principal amount of the Notes representing the present value of the Notes’ cash flows using a discount rate of 4.54 percent. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the term of the Notes using the effective interest method. The equity component on the date of issuance was $107 million.
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
The carrying and fair values of the Notes are as follows (in millions):

	As of December 31, 2014	As of March 31, 2014
Principal amount of Notes	$633	$633
Unamortized debt discount of the liability component	(37)	(53)
Net carrying value of Notes	$596	$580

Fair value of Notes	$972	731

The fair value of the 0.75% Convertible Senior Notes due 2016 is classified as Level 2 within the fair value hierarchy. As of December 31, 2014, the remaining life of the Notes is approximately 1.5 years.
Convertible Note Hedge and Warrants Issuance
In July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provides us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock at a strike price of $31.74, which corresponds to the conversion price of the Notes and is equal to the number of shares of our common stock that notionally underlie the Notes. As of December 31, 2014, we have not purchased any shares under the Convertible Note Hedge. We paid $107 million for the Convertible Note Hedge, which was recorded as an equity transaction.
Separately, in July 2011 we also entered into privately negotiated warrant transactions with certain counterparties whereby we sold to independent third parties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments that are substantially the same as the anti-dilution provisions contained in the Notes, up to 19.9 million shares of our common stock (which is also equal to the number of shares of our common stock that notionally underlie the Notes), with a strike price of $41.14. The Warrants could have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock exceeds $41.14 on or prior to the expiration date of the Warrants. We received proceeds of $65 million from the sale of the Warrants.
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

As of December 31, 2014, no amounts were outstanding under the credit facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 3.5 years term of the credit facility.

The following table summarizes our interest expense recognized for the three and nine months ended December 31, 2014 and 2013 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Amortization of debt discount	$(5)	$(6)	$(16)	$(16)
Amortization of debt issuance costs	—	(1)	(2)	(3)
Coupon interest expense	(2)	(1)	(4)	(3)
Other interest expense	(1)	—	(2)	(1)
Total interest expense	$(8)	$(8)	$(24)	$(23)

(13) COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of December 31, 2014, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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

The following table summarizes our minimum contractual obligations as of December 31, 2014 (in millions):

		Fiscal Years Ending March 31,
		2015
		(Remaining
	Total	three mos.)	2016	2017	2018	2019	2020	Thereafter
Unrecognized commitments
Developer/licensor commitments	$973	$18	$221	$259	$154	$102	$76	$143
Marketing commitments	214	3	39	64	21	21	21	45
Operating leases	195	10	45	33	25	20	14	48
0.75% Convertible Senior Notes due 2016 interest (a)	9	2	5	2	—	—	—	—
Other purchase obligations	47	13	23	10	1	—	—	—
Total unrecognized commitments	1,438	46	333	368	201	143	111	236

Recognized commitments
0.75% Convertible Senior Notes due 2016 principal (a)	633	633	—	—	—	—	—	—
Licensing and lease obligations (b)	175	5	22	22	24	24	25	53
Total recognized commitments	808	638	22	22	24	24	25	53

Total commitments	$2,246	$684	$355	$390	$225	$167	$136	$289

(a)
Included in the $9 million coupon interest on the 0.75% Convertible Senior Notes due 2016 is $2 million of accrued interest recognized as of December 31, 2014. We will be obligated to pay the $632.5 million principal amount of the 0.75% Convertible Senior Notes due 2016 in cash and any excess conversion value in shares of our common stock upon redemption of the Notes at maturity on July 15, 2016, or upon earlier conversion. During the quarter ended December 31, 2014, the Sales Price Condition was met and as a result, the Notes are currently convertible at the option of the holder though March 27, 2015. See Note 12 for additional information regarding our 0.75% Convertible Senior Notes due 2016.

(b)
See Note 8 for additional information regarding recognized commitments resulting from our restructuring plans. Lease commitments have not been reduced for approximately $5 million due in the future from third parties under non-cancelable sub-leases. See Note 9 for additional information regarding recognized obligations from our licensing-related commitments.

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of December 31, 2014; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above, as of December 31, 2014, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $87 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Also, in addition to what is included in the table above, as of December 31, 2014, in connection with our KlickNation acquisition, we may be required to pay an additional $3 million of cash consideration based upon the achievement of certain performance milestones through March 31, 2015. As of December 31, 2014, the accrued contingent consideration on our Condensed Consolidated Balance Sheet representing the estimated fair value of the contingent consideration was immaterial.
Subsequent to December 31, 2014, we entered into various licensor agreements with third parties which contingently commits us to pay an additional approximately $780 million at various dates through fiscal year 2022.

Legal Proceedings
We are a defendant in several actions that allege we misappropriated the likenesses of various college athletes in certain of our college-themed sports games. In September 2013, we reached an agreement to settle all actions brought by college athletes against us. We recognized a $30 million accrual during the three months ended September 30, 2013 associated with the anticipated settlement. On September 3, 2014, the United States District Court for the Northern District of California granted preliminary approval of the settlement and set a hearing for May 14, 2015, to determine whether to grant its final approval of the settlement.
On December 17, 2013, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers by an individual purporting to represent a class of purchasers of EA common stock. A second purported shareholder class action lawsuit alleging substantially similar claims was subsequently filed in the same court. These lawsuits have been consolidated into one action. The lawsuits, which assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, allege, among other things, that the Company and certain of its officers issued materially false and misleading statements regarding the rollout of the Company’s Battlefield 4 game. On October 20, 2014, the court granted our motion to dismiss all claims with leave for the plaintiffs to amend their complaint. On November 18, 2014, the plaintiffs filed an amended complaint, and we filed a motion seeking dismissal of all claims on January 15, 2015. The court has not yet ruled on our motion.
On July 29, 2010, Michael Davis, a former NFL running back, filed a putative class action in the United States District Court for the Northern District of California against the Company, alleging that certain past versions of Madden NFL included the images of certain retired NFL players without their permission. In March 2012, the trial court denied the Company’s request to dismiss the complaint on First Amendment grounds. In January 2015, that trial court decision was affirmed by the Ninth Circuit Court of Appeals and the case was remanded back to the district court. The Company intends to seek further court review.
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
There were an insignificant number of stock options granted during the three months ended December 31, 2014.
The estimated assumptions used in the Black-Scholes valuation model to value our stock option grants and ESPP were as follows:

	Stock Option Grants			ESPP
	Three Months Ended December 31,	Nine Months Ended December 31,		Nine Months Ended December 31,
	2013	2014	2013	2014	2013
Risk-free interest rate	1.6%	1.1 - 1.9%	1.6%	0.04 - 0.1%	0.1%
Expected volatility	37 - 42%	36 - 40%	37 - 42%	34 - 35%	36 - 37%
Weighted-average volatility	37%	38%	37%	35%	37%
Expected term	4.5 years	4.5 years	4.5 years	6 - 12 months	6 - 12 months
Expected dividends	None	None	None	None	None
There were no market-based restricted stock units granted during the three months ended December 31, 2014 and 2013.

Stock-Based Compensation Expense
Employee stock-based compensation expense recognized during the three and nine months ended December 31, 2014 and 2013 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units, performance-based restricted stock units, market-based restricted stock units, and the ESPP included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Cost of revenue	$1	$—	$2	$1
Research and development	22	25	61	68
Marketing and sales	6	7	16	20
General and administrative	10	8	29	22
Stock-based compensation expense	$39	$40	$108	$111
We did not recognize any benefit from income taxes related to our stock-based compensation expense recognized during the three and nine months ended December 31, 2014 and 2013.
As of December 31, 2014, our total unrecognized compensation cost related to stock options was $19 million and is expected to be recognized over a weighted-average service period of 2.5 years. As of December 31, 2014, our total unrecognized compensation cost related to restricted stock and restricted stock units (collectively referred to as “restricted stock rights”) was $249 million and is expected to be recognized over a weighted-average service period of 1.4 years. Of the $249 million of unrecognized compensation cost, $15 million relates to market-based restricted stock units.
During the three and nine months ended December 31, 2014, we recognized $2 million and $16 million, respectively, of tax expense for the excess tax benefits resulting from stock-based compensation deductions; this amount is allocated directly to contributed capital and reported in the financing activities on our Condensed Consolidated Statement of Cash Flows.

Stock Options
The following table summarizes our stock option activity for the nine months ended December 31, 2014:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2014	5,311	$37.43
Granted	1,246	35.76
Exercised	(575)	19.22
Forfeited, cancelled or expired	(259)	48.28
Outstanding as of December 31, 2014	5,723	$38.41	5.11	$69
Vested and expected to vest	5,438	$38.72	4.89	$65
Exercisable as of December 31, 2014	3,718	$42.01	2.94	$36
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of December 31, 2014, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Rights
The following table summarizes our restricted stock rights activity, excluding performance-based restricted stock unit activity which is discussed below, for the nine months ended December 31, 2014:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Balance as of March 31, 2014	13,536	$19.70
Granted	4,169	35.93
Vested	(5,405)	19.85
Forfeited or cancelled	(1,191)	23.18
Balance as of December 31, 2014	11,109	$25.34

The weighted-average grant date fair values of restricted stock rights granted during the three and nine months ended December 31, 2014 were $39.16 and $35.93 respectively.

Performance-Based Restricted Stock Units
The following table summarizes our performance-based restricted stock unit activity for the nine months ended December 31, 2014:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Balance as of March 31, 2014	54	$15.39
Vested	(49)	15.39
Forfeited or cancelled	(5)	15.39
Balance as of December 31, 2014	—	$—

Market-Based Restricted Stock Units
Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be received at vesting will range from zero percent to 200 percent of the target number of stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period, generally over a three year period. In the table below, we present shares granted at 100 percent of target of the number of stock units that may potentially vest. The maximum number of common shares that could vest is approximately 0.4 million for market-based restricted stock units granted during the nine months ended December 31, 2014. As of December 31, 2014, the maximum number of shares that could vest is approximately 1.3 million for market-based restricted stock units outstanding.
The following table summarizes our market-based restricted stock unit activity for the nine months ended December 31, 2014:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2014	978	$24.83
Granted	193	46.96
Vested	(671)	21.45
Vested above target	192	16.80
Forfeited or cancelled	(29)	33.70
Balance as of December 31, 2014	663	$31.97
Stock Repurchase Program
In May 2014, a special committee of our Board of Directors, on behalf of the full Board of Directors, authorized a new program to repurchase up to $750 million of our common stock. This new stock repurchase program, which expires on May 31, 2016, supersedes and replaces the stock repurchase authorization approved by our Board of Directors in July 2012. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and nine months ended December 31, 2014, we repurchased approximately 2.5 million and 6.5 million shares of our common stock for approximately $97 million and $242 million, respectively. We continue to actively repurchase shares under this program. During the three and nine months ended December 31, 2013, we did not repurchase any shares of our common stock.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2014	2013	2014	2013
Net income (loss)	$142	$(308)	$480	$(359)
Shares used to compute net income (loss) per share:
Weighted-average common stock outstanding — basic	311	309	312	307
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	8	—	8	—
Dilutive potential common shares related to the Notes	4	—	2	—
Weighted-average common stock outstanding — diluted	323	309	322	307
Net income (loss) per share:
Basic	$0.46	$(1.00)	$1.54	$(1.17)
Diluted	$0.44	$(1.00)	$1.49	$(1.17)

For the three and nine months ended December 31, 2014, options to purchase, restricted stock units and restricted stock to be released in the amount of 4 million shares were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect.

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

For the three and nine months ended December 31, 2013, potentially dilutive shares of common stock related to our 0.75% Convertible Senior Notes due 2016 issued during fiscal year 2012, which have a conversion price of $31.74 per share and the associated Warrants, which have a conversion price of $41.14 per share, were excluded from the computation of Diluted EPS as their inclusion would have had an antidilutive effect resulting from the conversion price. The associated Convertible Note Hedge was excluded from the computation of diluted shares as the impact is always considered antidilutive. See Note 12 for additional information related to our 0.75% Convertible Senior Notes due 2016 and related Convertible Note Hedge and Warrants.

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

The following table summarizes the financial performance of our current segment operating profit and a reconciliation to our consolidated operating income (loss) for the three and nine months ended December 31, 2014 and 2013.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Segment:
Net revenue before revenue deferral	$1,428	$1,572	$3,423	$3,107
Depreciation	(32)	(33)	(96)	(95)
Other expenses	(877)	(1,008)	(2,414)	(2,499)
Segment operating profit	519	531	913	513
Reconciliation to consolidated operating income:
Other:
Revenue deferral	(1,171)	(1,388)	(2,829)	(2,622)
Recognition of revenue deferral	869	624	2,736	1,967
Amortization of intangibles	(16)	(20)	(49)	(57)
Acquisition-related contingent consideration	—	—	2	37
Restructuring and other charges	—	1	—	2
Stock-based compensation	(39)	(40)	(108)	(111)
Loss on licensed intellectual property commitment	—	—	(122)	—
Other expenses	—	—	5	(40)
Consolidated operating income (loss)	$162	$(292)	$548	$(311)

Our segment profit differs from consolidated operating income (loss) primarily due to the exclusion of (1) the deferral of net revenue related to online-enabled games (see Note 10 for additional information regarding deferred net revenue (online-enabled games)), (2) certain non-cash costs such as stock-based compensation, (3) acquisition-related expenses such as amortization of intangibles and acquisition-related contingent consideration, and (4) other significant non-recurring costs that may not be indicative of the company’s core business, operating results or future outlook. Our CODM reviews assets on a consolidated basis and not on a segment basis.
Information about our total net revenue by revenue composition and by platform for the three and nine months ended December 31, 2014 and 2013 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Packaged goods and other	$585	$398	$1,745	$1,110
Digital	541	410	1,585	1,342
Net revenue	$1,126	$808	$3,330	$2,452

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Platform net revenue
Xbox One, PlayStation 4	$427	$24	$1,037	$24
Xbox 360, PlayStation 3	306	425	1,157	1,217
Other consoles	9	10	18	25
Total consoles	742	459	2,212	1,266
PC / Browser	218	210	657	782
Mobile	122	97	368	285
Other	44	42	93	119
Net revenue	$1,126	$808	$3,330	$2,452

Information about our operations in North America and internationally as of and for the three and nine months ended December 31, 2014 and 2013 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net revenue from unaffiliated customers
North America	$473	$338	$1,428	$1,036
International	653	470	1,902	1,416
Net revenue	$1,126	$808	$3,330	$2,452

	As of December 31,
	2014	2013
Long-lived assets
North America	$1,831	$1,949
International	475	490
Total	$2,306	$2,439
We attribute net revenue from external customers to individual countries based on the location of the legal entity that sells the products and/or services. Note that revenue attributed to the legal entity that makes the sale is often not the country where the consumer resides. For example, revenue generated by our Swiss legal entities includes digital revenue from consumers who reside outside of Switzerland, including consumers who reside outside of Europe. Revenue generated by our Swiss legal entities during the three and nine months ended December 31, 2014 represented $377 million and $1,012 million, or 33 percent and 30 percent, of our total net revenue, respectively. Revenue generated by our Swiss legal entities during the three and nine months ended December 31, 2013 represented $194 million and $733 million, or 24 percent and 30 percent, of our total net revenue, respectively. Revenue generated in the United States represents over 99 percent of our total North America net revenue. There were no other countries with net revenue greater than 10 percent.
Our direct sales to Sony and Microsoft represented approximately 11 percent and 10 percent of total net revenue, respectively, during the three months ended December 31, 2014. Our direct sales to GameStop Corp. represented approximately 12 percent of total net revenue for the nine months ended December 31, 2014. Our direct sales to GameStop Corp. represented approximately 15 percent and 14 percent of total net revenue during the three and nine months ended December 31, 2013, respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Electronic Arts Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of December 27, 2014, and the related condensed consolidated statements of operations and comprehensive income (loss), for the three-month and nine-month periods ended December 27, 2014 and December 28, 2013, and the related condensed consolidated statements of cash flows for the nine-month periods ended December 27, 2014 and December 28, 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
February 4, 2015

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

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers is important in order to understand our results for the three and nine months ended December 31, 2014, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 as filed with the SEC on May 21, 2014 and in other documents we have filed with the SEC.
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
Financial Results
Total net revenue for the three months ended December 31, 2014 was $1,126 million, an increase of $318 million, or 39 percent, as compared to the three months ended December 31, 2013. Net revenue for the three months ended December 31, 2014 was driven by FIFA 15, FIFA 14, and Madden NFL 15. At December 31, 2014, deferred net revenue associated with sales of online-enabled games increased by $302 million as compared to September 30, 2014, directly decreasing the amount of reported net revenue during the three months ended December 31, 2014. At December 31, 2013, deferred net revenue associated with sales of online-enabled games increased by $764 million as compared to September 30, 2013, directly decreasing the amount of reported net revenue during the three months ended December 31, 2013. Disregarding the impact of the deferred net revenue, reported net revenue would have decreased by approximately $144 million, or 9 percent, during the three months ended December 31, 2014 as compared to the three months ended December 31, 2013.

International Operations and Foreign Currency Exchange Impact. International sales are a fundamental part of our business. International net revenue was $653 million, or 58 percent of total net revenue during the three months ended December 31,

2014, compared to $470 million, or 58 percent of total net revenue during the three months ended December 31, 2013, an increase of $183 million, or 39 percent. We estimate that foreign exchange rates (primarily due to the Euro) decreased reported International net revenue by approximately $16 million, or 3 percent, for the three months ended December 31, 2014 as compared to the exchange rates in effect for the three months ended December 31, 2013. Excluding the effect of foreign exchange rates from International net revenue, we estimate that International net revenue increased by approximately $199 million, or 42 percent for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013. This increase is primarily due to our FIFA and The Sims franchises, and Titanfall, partially offset by decreased revenue in our Battlefield franchise and Star Wars: The Old Republic. In addition, our international investments and our cash and cash equivalents denominated in foreign currencies are subject to fluctuations in foreign currency exchange rates. If the U.S. dollar strengthens against these currencies, then foreign exchange rates may have an unfavorable impact on our results of operations and our financial condition.

Net income for the three months ended December 31, 2014 was $142 million as compared to a net loss of $308 million for the three months ended December 31, 2013. Diluted earnings per share for the three months ended December 31, 2014 was $0.44 as compared to a diluted loss per share of $1.00 for the three months ended December 31, 2013. Net income increased for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013 primarily as a result of a $318 million increase in net revenue, a $116 million decrease in cost of revenue, and a $20 million decrease in operating expenses.

Trends in Our Business

Console System Transition. In November 2013, the PlayStation 4 from Sony and Xbox One from Microsoft were released. EA delivered five major products for each of these new-generation console systems around the time of their launch, and we are continuing to make significant investments in products and services for these new consoles. We also expect to continue to develop and market products and services for the Microsoft Xbox 360 and the Sony PlayStation 3. Industry sales of major games for these legacy consoles declined significantly during our 2014 fiscal year. Although sales for legacy consoles were stronger than we anticipated for the three months ended December 31, 2014, we think that this sales decline trend is likely to continue. The success of our products and services for the new-generation consoles depends in part on the commercial success and adequate supply of, as well as our ability to develop commercially successful products and services for, these consoles.

Digital Transformation. Our business continues to transform from a traditional packaged goods business model to one in which our games and services are sold and delivered via a network connection, with digitally-delivered content, features and services helping to extend the life of the respective game offering. For example, many of our products that traditionally have been sold only as packaged goods products can now also be purchased and downloaded via a network connection. We also include digitally-delivered content, features and services as part of the product offering, either made available for free or at additional cost. Additionally, our mobile and PC free-to-download games are available solely via digital delivery and are typically monetized through a micro-transaction business model through which we sell incremental content and/or features in discrete transactions. In addition, our EA Access for the Xbox One is a subscription service that offers players access to a selection of EA games and other benefits for a monthly or annual fee.
We significantly increased the digital revenue that we derive from wireless, Internet-derived and advertising products and services from $1,159 million in fiscal year 2012 to $1,440 million in fiscal year 2013. During fiscal year 2014, digital revenue was $1,833 million and was $1,585 million for the first three fiscal quarters of fiscal 2015. We expect this portion of our business to continue to grow through the remainder of fiscal 2015 and beyond.

Mobile and PC Free-to-Download Games. The proliferation of mobile phones and tablets has significantly increased the consumer base for mobile games. The broad consumer acceptance of free-to-download business models, which allow consumers to try new games with no up-front cost and pay for additional content or in-game items through micro-transactions, has led to growth in the mobile gaming industry. Likewise, the mass introduction and wide consumer acceptance of free-to-download, micro-transaction-based PC games played over the Internet has also broadened our consumer base. We expect revenue generated from mobile and PC free-to-download games to remain an important part of our business.
We track an estimate of monthly active users (“MAUs”) for our mobile business, which we believe is a useful indicator of player engagement trends. For the three months ended December 31, 2014, we had average MAUs of over 160 million. MAUs are the aggregate number of individuals who accessed a particular game on a particular device in the last 30 days as of the measurement date. Average MAUs for a particular period is the average of the MAUs at each month-end during that period. We include in this calculation data provided by our third party publishing partners for certain games that we develop but we exclude information from third party titles that we publish. Our methodology for calculating MAU may differ from the methodology used by other companies to calculate this metric.

Concentration of Sales Among the Most Popular Games. In all major segments of our industry, we see a larger portion of games sales concentrated on the most popular titles, and many of those titles are sequels of prior games. We have responded to this trend by significantly reducing the number of games that we produce to provide greater focus on our most promising intellectual properties. For example, in fiscal year 2011, we published over 30 titles for consoles and PC, while in fiscal year 2014 we published 11; in fiscal year 2015, we expect to release 9 titles for console and PC. We have similarly reduced the number of major mobile titles that we publish.

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

Service and other revenue. Our service revenue includes revenue recognized from time-based subscriptions and games or related content that requires our hosting support in order to utilize the game or related content (i.e., can only be played with an Internet connection). This includes (1) entitlements to content that are accessed through hosting services (e.g., micro-transactions for Internet-based, social network and free-to-play mobile games), (2) massively multi-player online (“MMO”) games (both software game and subscription sales), (3) subscriptions for our Battlefield Premium and Pogo-branded online game services, and (4) allocated service revenue from sales of software games with an online service element (i.e., “matchmaking” service). Our other revenue includes advertising and non-software licensing revenue.

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

Prior to July 1, 2013, for most sales, we estimated the offering period to be six months and recognized revenue over this period in the month after delivery. During the three months ended September 30, 2013, we completed our fiscal 2014 annual evaluation of the estimated offering period and noted that generally, consumers were playing our games online over a longer period of time. Based on this, we concluded that for physical software sales made after June 30, 2013, the estimated offering period should be increased to nine months, resulting in revenue being recognized over a longer period of time. This change in estimate resulted in an estimated decrease to net revenue and net income of $474 million and a decrease of $1.50 of diluted earnings per share for fiscal year 2014. During the three months ended December 31, 2014, this change in estimate resulted in an estimated increase to net revenue and net income of $180 million and an increase of $0.56 of diluted earnings per share. During the nine months ended December 31, 2014, this change in estimate resulted in an estimated increase to net revenue and net income of $466 million and an increase of $1.45 of diluted earnings per share. The estimated offering period for digitally distributed games did not change and is six months. We completed our fiscal 2015 annual evaluation during the second quarter and determined that the estimated offering period for physical software sales and digital sales continues to be nine months and six months, respectively.

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
Income Taxes
We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statement amount and the tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. We record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. In making this determination, we are required to give significant weight to evidence that can be objectively verified. It is generally difficult to conclude that a valuation allowance is not needed when there is significant negative evidence, such as cumulative losses in recent years. Forecasts of future taxable income are considered to be less objective than past results, particularly in light of the previous years’ economic environment. Therefore, cumulative losses weigh heavily in the overall assessment.
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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ending or ended, as the case may be, March 31, 2015 and 2014 contain 52 weeks each and ends or ended, as the case may be, on March 28, 2015 and March 29, 2014, respectively. Our results of operations for the three months ended December 31, 2014 and 2013 contained 13 weeks each and ended on December 27, 2014 and December 28, 2013, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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

Net Revenue Quarterly Analysis

Net Revenue

For the three months ended December 31, 2014, net revenue was $1,126 million and increased $318 million, or 39 percent, as compared to the three months ended December 31, 2013. This increase was driven by a $408 million increase in revenue primarily from the FIFA and Madden franchises, and Titanfall. This increase was partially offset by a $90 million decrease in revenue primarily from the NCAA Football, Battlefield, and SimCity franchises, Star Wars: The Old Republic, and Pogo-branded online game services.

Net Revenue by Product Revenue and Service and Other Revenue

Our total net revenue by product revenue and service and other revenue for the three months ended December 31, 2014 and 2013 was as follows (in millions):

	Three Months Ended December 31,
	2014	2013	$ Change	% Change
Net revenue:
Product	$606	$485	$121	25%
Service and other	520	323	197	61%
Total net revenue	$1,126	$808	$318	39%

Product Revenue

For the three months ended December 31, 2014, product revenue was $606 million, primarily driven by FIFA 15, Madden NFL 15, and FIFA 14. Product revenue for the three months ended December 31, 2014 increased $121 million, or 25 percent, as compared to the three months ended December 31, 2013, and was driven by a $203 million increase primarily from the FIFA, The Sims, and Dragon Age franchises. This increase was partially offset by a $82 million decrease primarily from the Battlefield, NCAA Football, and SimCity franchises.
Service and Other Revenue
For the three months ended December 31, 2014, service and other revenue was $520 million, primarily driven by FIFA Ultimate Team, Titanfall, and Battlefield 4 Premium. Service and other revenue for the three months ended December 31, 2014 increased $197 million, or 61 percent, as compared to the three months ended December 31, 2013, and was driven by a $239 million increase primarily from Titanfall and the FIFA and Plants vs Zombies franchises. This increase was partially offset by a $42 million decrease primarily from Star Wars: The Old Republic, Need for Speed World, and Pogo-branded online game services.
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

“Revenue Deferral” in this “Net Revenue” section generally relates to sales of online-enabled games and content for which we do not have VSOE for unspecified updates to be delivered after the initial sale or for which we have a continuing service obligation. Fluctuations in the Revenue Deferral are largely dependent upon the amounts of products that we sell with the online features and services previously discussed, while the Recognition of Revenue Deferral for a period is also dependent upon (1) the amount deferred, (2) the period of time the software-related offerings and service obligations are to be provided, and (3) the timing of the sale.

Our sales are generally deferred and recognized over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally delivered games and content, and therefore, the related revenue recognized during the fiscal quarter ended December 31 is primarily due to sales that occurred during the preceding six-month period for digitally delivered games and content, and the preceding nine-month period for physical games sold through retail. Consequently, most Revenue Deferrals incurred in the first quarter of a fiscal year are recognized within the same fiscal year; however, substantially all of the Revenue Deferrals incurred in the last month of a fiscal year will be recognized in the subsequent fiscal year.

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

Our total non-GAAP net revenue by revenue composition and the reconciliation to net revenue for the three months ended December 31, 2014 and 2013 was as follows (in millions):

	Three Months Ended December 31,
	2014	2013	$ Change	% Change
Packaged goods and other	$735	$1,055	$(320)	(30)%

Full game downloads	140	115	25	22%
Extra content	314	213	101	47%
Subscriptions, advertising, and other	100	66	34	52%
Mobile	139	123	16	13%
Total Digital	693	517	176	34%

Net Revenue before Revenue Deferral (Non-GAAP Net Revenue)	$1,428	$1,572	$(144)	(9)%

Revenue Deferral	(1,171)	(1,388)	217	16%
Recognition of Revenue Deferral	869	624	245	39%
Change in deferred net revenue (online-enabled games)	(302)	(764)	462	(60)%
Total net revenue	$1,126	$808	$318	39%

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

For the three months ended December 31, 2014, packaged goods and other was $735 million, primarily driven by FIFA 15, Dragon Age: Inquisition and Madden NFL 15. Packaged goods and other for the three months ended December 31, 2014 decreased $320 million, or 30 percent, as compared to the three months ended December 31, 2013. This decrease was driven by a $584 million decrease in sales primarily from the Battlefield, Need for Speed and NCAA Football franchises. This decrease was partially offset by a $264 million increase in sales primarily from the Dragon Age, NHL, and FIFA franchises.

Digital

Digital revenue (previously disclosed as “wireless, Internet-derived, and advertising (digital) revenue”) includes sales of software distributed through direct download via the Internet. This includes full-game downloads, extra content, subscriptions, advertising and other, and mobile revenue. Digital revenue includes internally-developed and co-published game software distributed through our direct-to-consumer platform Origin, distributed wirelessly through mobile carriers, or licensed to our third-party publishing partners who distribute our games digitally. Full-game downloads are generally classified as product revenue with the exception of our MMO and full game downloads related to games that require our hosting support in order to utilize the game or related content (i.e. Titanfall and Plants vs. Zombies: Garden Warfare), which are classified as service revenue. Subscriptions, advertising and other revenue and free-to-download mobile games are each generally classified as service and other revenue.

For the three months ended December 31, 2014, digital was $693 million, an increase of $176 million, or 34 percent, as compared to the three months ended December 31, 2013. This increase is due to (1) a $25 million or 22 percent increase in full-game download sales primarily driven by Dragon Age Inquisition, FIFA 15 and The Sims 4, (2) a $101 million or 47 percent increase in extra content and free-to-download sales primarily driven by FIFA Ultimate Team and Madden Ultimate Team, (3) a $34 million or 52 percent increase in subscription sales primarily driven by Battlefield 4 Premium, and (4) a $16 million or 13 percent increase in mobile revenue primarily driven by FIFA 15 Mobile, Madden NFL Mobile, and FIFA Online 3.

Revenue Deferral

Revenue Deferral for the three months ended December 31, 2014 decreased $217 million, or 16 percent, as compared to the three months ended December 31, 2013. This decrease was primarily due to a $144 million decrease in Net Revenue before Revenue Deferral related to our packaged goods and other and digital sales during the three months ended December 31, 2014 as compared to three months ended December 31, 2013.

Recognition of Revenue Deferral

Our sales are generally deferred and recognized over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally delivered games and content, and therefore, the related revenue recognized during the fiscal quarter ended December 31 is primarily due to sales that occurred during the preceding six-month period for digitally delivered games and content, and the preceding nine-month period for physical games sold through retail. The Recognition of Revenue Deferral for the three months ended December 31, 2014 increased $245 million, or 39 percent, as compared to the three months ended December 31, 2013. This increase was primarily due to (1) an increase in digital and physical games sold through retail during the preceding six and nine-month period, and (2) the increase in our estimated offering period, which was implemented during the second quarter of fiscal 2014 for physical games sold through retail from six to nine months. This change in estimate resulted in an estimated increase to net revenue and net income of $180 million and an increase of $0.56 of diluted earnings per share for the three months ended December 31, 2014.

Net Revenue Year-to-Date Analysis

Net Revenue

For the nine months ended December 31, 2014, Net Revenue was $3,330 million and increased $878 million, or 36 percent, as compared to the nine months ended December 31, 2013. This increase was driven by a $1,340 million increase in revenue primarily from the FIFA and Battlefield franchises, and Titanfall. This increase was partially offset by a $462 million decrease in revenue primarily from the SimCity, Crysis, Dead Space, and Mass Effect franchises, and Star Wars: The Old Republic.

Net Revenue by Product Revenue and Service and Other Revenue

Our total net revenue by product revenue and service and other revenue for the nine months ended December 31, 2014 and 2013 was as follows (in millions):

	Nine Months Ended December 31,
	2014	2013	$ Change	% Change
Net revenue:
Product	$1,899	$1,378	$521	38%
Service and other	1,431	1,074	357	33%
Total net revenue	$3,330	$2,452	$878	36%

Product Revenue

For the nine months ended December 31, 2014, product revenue was $1,899 million, primarily driven by FIFA 14, Battlefield 4, and FIFA 15. Product revenue for the nine months ended December 31, 2014 increased $521 million, or 38 percent, as compared to the nine months ended December 31, 2013, and was driven by an $876 million increase primarily from the FIFA, Battlefield, and Madden NFL franchises. This increase was partially offset by a $355 million decrease primarily from the Crysis, Dead Space, Army of Two, and Mass Effect franchises.

Service and Other Revenue
For the nine months ended December 31, 2014, service and other revenue was $1,431 million, primarily driven by FIFA Ultimate Team, Titanfall, and Battlefield 4 Premium. Service and other revenue for the nine months ended December 31, 2014 increased $357 million, or 33 percent, as compared to the nine months ended December 31, 2013, and was driven by a $519 million increase primarily from Titanfall and the FIFA and Plants vs Zombies franchises. This increase was partially offset by a $162 million decrease primarily from the SimCity franchise, Star Wars: The Old Republic, and Pogo-branded online games services.
Supplemental Non-GAAP Net Revenue by Revenue Composition

Our total non-GAAP net revenue by revenue composition and the reconciliation to net revenue for the nine months ended December 31, 2014 and 2013 was as follows (in millions):

	Nine Months Ended December 31,
	2014	2013	$ Change	% Change
Packaged goods and other	$1,795	$1,864	$(69)	(4)%

Full game downloads	305	208	97	47%
Extra content	678	517	161	31%
Subscriptions, advertising, and other	271	189	82	43%
Mobile	374	329	45	14%
Total Digital	1,628	1,243	385	31%

Net Revenue before Revenue Deferral (Non-GAAP Net Revenue)	$3,423	$3,107	$316	10%

Revenue Deferral	(2,829)	(2,622)	(207)	(8)%
Recognition of Revenue Deferral	2,736	1,967	769	39%
Change in deferred net revenue (online-enabled games)	(93)	(655)	562	(86)%
Total net revenue	$3,330	$2,452	$878	36%

Net Revenue before Revenue Deferral

Packaged Goods and Other

For the nine months ended December 31, 2014, packaged goods and other was $1,795 million, primarily driven by FIFA 15, Madden NFL 15, and Dragon Age: Inquisition. Packaged goods and other for the nine months ended December 31, 2014 decreased $69 million, or 4 percent, as compared to the nine months ended December 31, 2013. This decrease was driven by a $654 million decrease in sales primarily from the Battlefield, Need for Speed, and NCAA Football franchises. This decrease was partially offset by a $585 million increase in sales primarily from the Dragon Age, FIFA, and FIFA World Cup franchises, and Titanfall.

Digital

For the nine months ended December 31, 2014, digital was $1,628 million, an increase of $385 million, or 31 percent, as compared to the nine months ended December 31, 2013. This increase is due to (1) a $97 million or 47 percent increase in full-game download sales primarily driven by FIFA 15, Dragon Age: Inquisition, The Sims 4, and Titanfall, (2) a $161 million or 31 percent increase in extra content and free-to-download sales primarily driven by FIFA Ultimate Team and Madden Ultimate Team, (3) an $82 million or 43 percent increase in subscription sales primarily driven by Battlefield 4 Premium, and (4) a $45 million or 14 percent increase in mobile revenue primarily driven by FIFA Online 3, FIFA 15 Mobile, The Sims Free Play, and Madden NFL Mobile.

Revenue Deferral

Revenue Deferral for the nine months ended December 31, 2014 increased $207 million, or 8 percent, as compared to the nine months ended December 31, 2013. This increase was primarily due to a $316 million increase in Net Revenue before Revenue Deferral related to our packaged goods and other and digital sales during the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013.

Recognition of Revenue Deferral

The Recognition of Revenue Deferral for the nine months ended December 31, 2014 increased $769 million, or 39 percent, as compared to the nine months ended December 31, 2013. This increase was primarily due to (1) an increase in digital and packaged goods sold through retail during the preceding six and nine-month period, and (2) the increase in our estimated offering period, which was implemented during the second quarter of fiscal 2014 for packaged goods sold through retail from six to nine months. This change in estimate resulted in an estimated increase to net revenue and net income of $466 million and an increase of $1.45 of diluted earnings per share for the nine months ended December 31, 2014.

Cost of Revenue

Cost of Revenue Quarterly Analysis

Total cost of revenue for the three months ended December 31, 2014 and 2013 was as follows (in millions):

	December 31, 2014	% of Related Net Revenue	December 31, 2013	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$300	49.5%	$438	90.3%	(31.5)%	(40.8)%
Service and other	101	19.4%	79	24.5%	27.8%	(5.1)%
Total cost of revenue	$401	35.6%	$517	64.0%	(22.4)%	(28.4)%

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
Cost of product revenue decreased by $138 million, or 31.5 percent in the three months ended December 31, 2014, as compared to the three months ended December 31, 2013. Cost of product revenue decreased primarily due to volume, as Net Revenue before Revenue Deferral from our product sales decreased during the three months ended December 31, 2014, as compared to the three months ended December 31, 2013.

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

Cost of service and other revenue increased by $22 million, or 27.8 percent in the three months ended December 31, 2014, as compared to the three months ended December 31, 2013. The increase was due to an increase in royalty-related costs primarily driven by FIFA Ultimate Team and Madden Ultimate Team.

Total Cost of Revenue as a Percentage of Total Net Revenue
During the three months ended December 31, 2014, total cost of revenue as a percentage of total net revenue decreased by 28.4 percent as compared to the three months ended December 31, 2013. This decrease as a percentage of net revenue was primarily due to a 34 percent increase in net revenue from our digital products and services that generally have lower costs than our packaged goods and other products.
Cost of Revenue Year-to-Date Analysis

Total cost of revenue for the nine months ended December 31, 2014 and 2013 was as follows (in millions):

	December 31, 2014	% of Related Net Revenue	December 31, 2013	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$899	47.3%	$909	66.0%	(1.1)%	(18.7)%
Service and other	296	20.7%	215	20.0%	37.7%	0.7%
Total cost of revenue	$1,195	35.9%	$1,124	45.8%	6.3%	(9.9)%

Cost of Product Revenue
Cost of product revenue decreased by $10 million, or 1.1 percent in the nine months ended December 31, 2014, as compared to the nine months ended December 31, 2013. Cost of product revenue decreased primarily due to an increase in net revenue before revenue deferral from our digital product sales that generally have lower costs than our packaged goods and other product sales in the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, partially offset by a loss of $122 million on a previously unrecognized licensed intellectual property commitment during the three months ended June 30, 2014.

Cost of Service and Other Revenue
Cost of service and other revenue increased by $81 million, or 37.7 percent in the nine months ended December 31, 2014, as compared to the nine months ended December 31, 2013. The increase was primarily due to an increase in product and royalty-related costs due to Titanfall, which launched in the fourth quarter of fiscal year 2014.

Total Cost of Revenue as a Percentage of Total Net Revenue
During the nine months ended December 31, 2014, total cost of revenue as a percentage of total net revenue decreased by 9.9 percent as compared to the nine months ended December 31, 2013. Excluding the loss of $122 million on previously unrecognized license intellectual property, total cost of revenue as a percentage of total net revenue decreased 13.6 percent as a result of an increase in our digital products and services that generally have a lower cost than our packaged goods and other products.
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
Research and development expenses for the three and nine months ended December 31, 2014 and 2013 were as follows (in millions):

	December 31, 2014	% of Net Revenue	December 31, 2013	% of Net Revenue	$ Change	% Change
Three months ended	$283	25%	$275	34%	$8	3%
Nine months ended	$809	24%	$836	34%	$(27)	(3)%

Research and development expenses increased by $8 million, or 3 percent, during the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, primarily due to an $8 million increase in incentive-based compensation and a loss of $3 million primarily from our cash flow hedging activities during the three months ended December 31, 2014. This was partially offset by a $7 million decrease in contracted services as a result of higher development contracted services in fiscal year 2014 due to Titanfall, as compared to the current fiscal year.

Research and development expenses decreased by $27 million or 3 percent, during the nine months ended December 31, 2014, as compared to the nine months ended December 31, 2013, primarily due to a $17 million decrease in personnel-related costs resulting from a decrease in headcount and a $25 million decrease in contracted services as a result of higher development contracted services in fiscal year 2014 due to Titanfall, Battlefield 4, and EA Sports UFC as compared to the current fiscal year. This was partially offset by a $10 million increase in facility-related costs related to higher rent and a loss of $5 million primarily from our cash flow hedging activities incurred during the nine months ended December 31, 2014.
Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three and nine months ended December 31, 2014 and 2013 were as follows (in millions):

	December 31, 2014	% of Net Revenue	December 31, 2013	% of Net Revenue	$ Change	% Change
Three months ended	$169	15%	$214	26%	$(45)	(21)%
Nine months ended	$482	14%	$525	21%	$(43)	(8)%
Marketing and sales expenses decreased by $45 million, or 21 percent, during the three months ended December 31, 2014, as compared to the three months ended December 31, 2013, primarily due to a $42 million decrease in advertising and promotional spending on our franchises due to fewer frontline title releases as compared to the prior year, and changes in the way we advertise.
Marketing and sales expenses decreased by $43 million, or 8 percent, during the nine months ended December 31, 2014, as compared to the nine months ended December 31, 2013, primarily due to (1) a $17 million decrease in advertising and promotional spending on our franchises and (2) a $7 million decrease in contracted services due to fewer frontline title releases in the current year as compared to the prior year, (3) an $11 million decrease in personnel-related costs resulting from a decrease in headcount, (4) an $8 million decrease in facility-related costs, during the nine months ended December 31, 2014.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance and human resources, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three and nine months ended December 31, 2014 and 2013 were as follows (in millions):

	December 31, 2014	% of Net Revenue	December 31, 2013	% of Net Revenue	$ Change	% Change
Three months ended	$107	10%	$91	11%	$16	18%
Nine months ended	$287	9%	$305	12%	$(18)	(6)%
General and administrative expenses increased $16 million, or 18 percent, primarily due to an $8 million increase in personnel-related costs and incentive-based compensation and a $9 million increase primarily related to litigation matters during the three months ended December 31, 2014.

General and administrative expenses decreased $18 million, or 6 percent, primarily due to a $30 million accrual related to the anticipated settlement of a litigation matter and a $10 million loss on a license, both related to our college football franchise, incurred during the nine months ended December 31, 2013. This was partially offset by a $16 million increase in personnel-related costs and incentive-based compensation and a $9 million increase primarily related to litigation matters during the nine months ended December 31, 2014.

Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration for the three and nine months ended December 31, 2014 and 2013 were as follows (in millions):

	December 31, 2014	% of Net Revenue	December 31, 2013	% of Net Revenue	$ Change	% Change
Three months ended	$—	—%	$—	—%	$—	—%
Nine months ended	$(2)	—%	$(37)	(2)%	$35	95%
During the three months ended December 31, 2014, acquisition-related contingent consideration remained consistent, as compared to the three months ended December 31, 2013.
During the nine months ended December 31, 2014, acquisition-related contingent consideration decreased by $35 million, or 95 percent, respectively, as compared to the nine months ended December 31, 2013, primarily resulting from changes in the fair market value of the acquisition-related contingent consideration of our PopCap acquisition during the prior year. The PopCap earn-out expired on December 31, 2013. No payments were made under this earn-out.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, for the three and nine months ended December 31, 2014 and 2013 were as follows (in millions):

	December 31, 2014	% of Net Revenue	December 31, 2013	% of Net Revenue	$ Change	% Change
Three months ended	$(6)	(1)%	$(6)	(1)%	$—	—%
Nine months ended	$(20)	(1)%	$(19)	(1)%	$(1)	(5)%
During the three and nine months ended December 31, 2014, interest and other expense, net, remained relatively consistent, as compared to the three and nine months ended December 31, 2013.

Income Taxes
Provision for income taxes for the three and nine months ended December 31, 2014 and 2013 were as follows (in millions):

	December 31, 2014	Effective Tax Rate	December 31, 2013	Effective Tax Rate
Three months ended	14	9.0%	10	3.4%
Nine months ended	48	9.1%	29	8.8%
Our effective tax rate for the three and nine months ended December 31, 2014 was 9.0 percent and 9.1 percent, respectively, as compared to 3.4 percent and 8.8 percent, respectively, for the same periods of fiscal year 2014. The effective tax rate for the three and nine months ended December 31, 2014 and 2013 differs from the statutory rate of 35.0 percent primarily due to the utilization of U.S. deferred tax assets, which were subject to a valuation allowance and non-U.S. profits subject to a reduced or zero tax rate. The effective tax rate for the three and nine months ended December 31, 2014 differs from the same period in fiscal year 2014 primarily due to differences in the pre-tax income or loss. In addition, the effective tax rate for the nine months ended December 31, 2014 differs from the same period in fiscal year 2014 primarily due to a discrete expense of $16 million recorded in the nine months ended December 31, 2014 for excess tax benefits from stock-based compensation deductions allocated directly to contributed capital.
Historically, we have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. taxes have been provided thereon. We currently intend to continue to indefinitely reinvest the undistributed earnings of our foreign subsidiaries outside of the United States.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of December 31, 2014	As of March 31, 2014	Increase/(Decrease)
Cash and cash equivalents	$2,166	$1,782	$384
Short-term investments	774	583	191
Total	$2,940	$2,365	$575
Percentage of total assets	48%	41%

	Nine Months Ended December 31,
(In millions)	2014	2013	Change
Cash provided by operating activities	$869	$431	$438
Cash used in investing activities	(260)	(25)	(235)
Cash provided by (used in) financing activities	(195)	50	(245)
Effect of foreign exchange on cash and cash equivalents	(30)	(2)	(28)
Net increase in cash and cash equivalents	$384	$454	$(70)
Changes in Cash Flow
Operating Activities. Cash provided by operating activities increased $438 million during the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013. The change is primarily due to a $316 million increase in Net Revenue before Revenue Deferral and a $88 million decrease in research and development, marketing and sales, and general and administrative expenses during the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013.
Investing Activities. Cash used in investing activities increased $235 million during the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013 primarily driven by a $447 million increase in purchases of short-term investments. This was partially offset by a $189 million increase in proceeds from the sales and maturities of short-term investments and an $18 million decrease in capital expenditures during the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013.
Financing Activities. Cash used in financing activities increased $245 million during the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013 primarily due to (1) $242 million used to repurchase and retire common stock during the nine months ended December 31, 2014 as compared to no stock repurchases during the nine months ended December 31, 2013, and (2) a decrease of $20 million in proceeds received from the exercise of stock options during the nine months ended December 31, 2014 as compared to the nine months ended December 31, 2013. This was offset by a $16 million excess tax benefit from stock compensation recognized during the nine months ended December 31, 2014 compared to no benefit recognized during the nine months ended December 31, 2013.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of December 31, 2014, our short-term investments had gross unrealized gains of less than $1 million, or less than 1 percent of the total in short-term investments, and gross unrealized losses of $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

Fiscal 2011 Restructuring
In connection with our fiscal 2011 restructuring plan, we expect to incur cash expenditures through March 2015 of approximately $7 million during the remainder of fiscal year 2015 and $18 million in fiscal year 2016.

Financing Arrangement
In July 2011, we issued $632.5 million aggregate principal amount of 0.75% Convertible Senior Notes due 2016 (the “Notes”). We used the net proceeds of the Notes to finance the cash consideration of our acquisition of PopCap, which closed in August 2011.
During the quarter ended December 31, 2014, the Sales Price Condition was met.
Note 12 - Financing Arrangements to the Condensed Consolidated Financial Statements as it relates to the Notes, the convertibility of the Notes, and the Convertible Note Hedge and Warrants is incorporated by reference into this Item 2.
Credit Facility
On August 30, 2012, we entered into a $500 million senior unsecured revolving credit facility with a syndicate of banks. As of December 31, 2014, no amounts were outstanding under the credit facility. Note 12 - Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our credit facility is incorporated by reference into this Item 2.
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
As of December 31, 2014, approximately $999 million of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we may be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided. We made a one-time repatriation of $700 million from certain of our wholly-owned subsidiaries during the three months ended March 31, 2014. This repatriation did not have a material impact on our effective tax rate for fiscal year 2014 due to the deferred tax valuation allowance.
In May 2014, a special committee of our Board of Directors, on behalf of the full Board of Directors, authorized a new program to repurchase up to $750 million of our common stock. This new stock repurchase program, which expires on May 31, 2016, supersedes and replaces the stock repurchase authorization approved by our Board of Directors in July 2012. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and nine months ended December 31, 2014, we repurchased approximately 2.5 million and 6.5 million shares of our common stock for approximately $97 million and $242 million, respectively.
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

Contractual Obligations and Commercial Commitments
Note 13 - Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our contractual obligations and commercial commitments is incorporated by reference into this Item 2.
OFF-BALANCE SHEET COMMITMENTS
Lease Commitments
As of December 31, 2014, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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
We believe the counterparties to our foreign currency forward contracts are creditworthy multinational commercial banks. While we believe the risk of counterparty nonperformance is not material, a sustained decline in the financial stability of financial institutions as a result of disruption in the financial markets could affect our ability to secure credit-worthy counterparties for our foreign currency hedging programs.
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of December 31, 2014, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $28 million and $55 million, respectively. As of December 31, 2014, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $35 million and $70 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially. Note 4 - Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments is incorporated by reference into this Item 3.
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

As of December 31, 2014, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity.

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of December 31, 2014, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of December 31, 2014	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$404	$402	$400	$398	$396	$394	$392
U.S. treasury securities	172	170	169	168	167	166	164
U.S. agency securities	129	128	127	126	125	124	123
Commercial paper	83	83	83	82	82	82	82
Total short-term investments	$788	$783	$779	$774	$770	$766	$761

Item 4.	Controls and Procedures
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
Changes in internal control over financial reporting
There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the three months ended December 31, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.Legal Proceedings
The information under the subheading “Legal Proceedings” in Note 13 - Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q is incorporated by reference into this Part II.
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

Competition in our industry is intense. Many new products and services are regularly introduced in each major industry segment (console, mobile and PC free-to-download), but only a relatively small number of “hit” titles account for a significant portion of total revenue in each segment. Our competitors range from large established companies to emerging start-ups, and we expect new competitors to continue to emerge throughout the world. If our competitors develop and market more successful products or services, offer competitive products or services at lower price points or based on payment models perceived as offering a better value proposition, or if we do not continue to develop consistently high-quality and well-received products and services, our revenue, margins, and profitability will decline.

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

We are actively seeking to monetize game properties through a variety of new business models, including online distribution of full games and additional content, free-to-download games supported by advertising and/or micro-transactions and subscription services. Forecasting our revenues and profitability for these new business models is inherently uncertain and volatile. Our actual revenues and profits for these businesses may be significantly greater or less than our forecasts. Additionally, these new business models could fail for one or more of our titles, resulting in the loss of our investment in the development and infrastructure needed to support these new business models, and the opportunity cost of diverting management and financial resources away from more successful businesses.

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

Our products and services are marketed worldwide through a diverse spectrum of advertising and promotional programs such as online and mobile advertising, television advertising, retail merchandising, website development, event sponsorship and direct communications with our consumers including via email. Our ability to sell our products and services is dependent in part upon the success of these programs. If the marketing for our products and services fail to resonate with our customers, particularly during the critical holiday season or during other key selling periods, or as advertising rates or other media placement costs increase, these factors could have a material adverse impact on our business and operating results.

A significant portion of our sales are made to a relatively small number of key customers. If these customers reduce their purchases of our products and services or become unable to pay for them, our business could be harmed.

During the nine months ended December 31, 2014, approximately 70 percent of our North America net revenue was derived from our top ten customers. Though our products are available to consumers through a variety of retailers and directly through us, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products and services, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers generally increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

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

Outside of the financial arrangements, our agreements with our channel partners typically give them significant control over other aspects of the distribution of the products and services that we develop for their platform. For example, our agreements with Sony and Microsoft typically give significant control to them over the approval, manufacturing and distribution of our products and services, which could, in certain circumstances, leave us unable to get our products and services approved, manufactured and distributed to customers. For the nine months ended December 31, 2014, 66 percent of our net revenue was derived from products and services for Sony’s PlayStation 3 and 4 and Microsoft’s Xbox 360 and One consoles (combined across all four platforms). For our digital products and services delivered direct to consumers via digital channels such as Sony’s PlayStation Network, Microsoft’s Xbox LIVE Marketplace, Apple’s App Store and the Google Play store, the channel partner has policies and guidelines that control the promotion and distribution of these titles and the features and functionalities that we are permitted to offer through the channel.

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

International sales are a fundamental part of our business. For the nine months ended December 31, 2014, international net revenue comprised 57 percent of our total net revenue. We expect international sales to continue to account for a significant portion of our total net revenue. Such sales may be subject to unexpected regulatory requirements, tariffs and other barriers. Additionally, foreign sales are primarily made in local currencies, which may fluctuate against the U.S. dollar. In addition, our foreign investments and our cash and cash equivalents denominated in foreign currencies are subject to currency fluctuations. We use foreign currency hedging contracts to mitigate some foreign currency risk. However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. In the past, the disruption in the global financial markets has impacted many of the financial institutions with which we do business, and we are subject to counterparty risk with respect to such institutions with whom we enter into hedging transactions. A sustained decline in the financial stability of financial institutions as a result of a disruption in the financial markets could negatively impact our treasury operations, including our ability to secure credit-worthy counterparties for our foreign currency hedging programs. Accordingly, our results of operations, including our reported net revenue, operating expenses and net income, and financial condition can be adversely affected by unfavorable foreign currency fluctuations, especially the Euro, British pound sterling, Canadian dollar and Swedish krona.

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

Our reported financial results are impacted by the accounting standards promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. For example, accounting standards affecting software revenue recognition have affected and could continue to significantly affect the way we account for revenue related to our products and services. We recognize all of the revenue from bundled sales (i.e., online-enabled games that include updates on a when-and-if-available basis or a matchmaking service) on a deferred basis over an estimated offering period. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. While we have not yet determined the effect of the new standard on our Condensed Consolidated Financial Statements, we believe the new standard may require us to materially change the way we account for revenue by requiring us to recognize more revenue upon delivery of the primary product than we currently do under current accounting standards.

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
During the three and nine months ended December 31, 2014, we repurchased and retired approximately 2.5 million and 6.5 million shares of our common stock for approximately $97 million and $242 million, respectively. We continue to actively repurchase shares under this program.
The following table summarizes the number of shares repurchased during the three months ended December 31, 2014:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Still Be Purchased Under the Program (in millions)
September 28 - October 25, 2014	912,547	$35.02	912,547	$573
October 26 - November 22, 2014	804,890	$39.67	804,890	$541
November 23 - December 27, 2014	750,500	$44.94	750,500	$508
	2,467,937	$39.55	2,467,937

Item 3.	Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The exhibits listed in the accompanying index to exhibits on Page 67 are filed or incorporated by reference as part of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
February 4, 2015	Executive Vice President,
Chief Financial Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2014
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

†
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Loss, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.