Form 10-K
period 2015-03-31
ELECTRONIC ARTS INC.
filed 2015-05-21
CIK 712515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
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
As of May 18, 2015, there were 314,608,354 shares of the registrant’s common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ELECTRONIC ARTS INC.
2015 FORM 10-K ANNUAL REPORT

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

PART I

Item 1:    Business

Overview

We develop, market, publish and distribute game software content and services that can be played by consumers on a variety of platforms, including game consoles (such as the PlayStation 3 and PlayStation 4 from Sony, and Xbox 360 and Xbox One from Microsoft), PCs, mobile phones and tablets.

Our Strategy

We have three core strategies:
•Players First
•Commitment to Digital
•One EA
Players First

Players are the foundation of our success, and we are committed to thinking about players first in everything we do. Our goal is to build deep, on-going relationships with our players. We aim to build these relationships by creating amazing games and services that deliver long-lasting fun and enduring value.

Our games and services are based on a portfolio of intellectual property that includes established brands such as Madden NFL, FIFA, Battlefield, Dragon Age, Sims and Need for Speed. In calendar year 2014, we were the top publisher on both Xbox One and PlayStation 4. We achieved this result by delivering award-winning games to our players, including Dragon Age: Inquisition which was named “game of the year” by numerous media outlets, including IGN, Game Informer and the Associated Press. Meanwhile, during fiscal year 2015, we averaged over 165 million monthly active users (“MAUs”) on our mobile titles. Information regarding our MAUs is provided under Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Commitment to Digital

Players increasingly are buying and playing games digitally rather than purchasing disc-based games from retailers. In addition, players are engaging with those games for longer periods of time, as they purchase additional content and services that we provide digitally. This digital transformation is creating new opportunities in platforms, content models and modalities of play. For example, we offer digitally delivered expansion packs for our Battlefield and Sims franchises. Similarly, the Ultimate Team feature in our FIFA, Madden NFL, NHL and NBA games has extended the life of those games by engaging players over longer periods of time.

We are investing in a digital platform, a technology foundation to enable us to deliver content and services for franchises like FIFA and Battlefield while building player relationships that can last for years instead of for days or weeks. That same foundation also enables new player-centric ways to discover and try new experiences, such as EA Access and several offerings associated with our Origin service, including our Great Game Guarantee and On the House programs. We believe that our digital revenue, which is generally higher-margin relative to packaged goods sales revenue, will continue to increase during fiscal year 2016 relative to packaged goods revenue and in absolute terms.

Our players can access our digitally-delivered games and services through several mechanisms. Console games, additional content and enhanced online services can be purchased directly through Sony’s PlayStation Network and Microsoft’s Xbox LIVE Marketplace. Our PC games and additional content can be downloaded directly through our Origin online platform, as well as through third-party online download stores. Our mobile, tablet and PC free-to-download games and additional content are available through wireless and online delivery, and our large scale, massively multi-player online service is available on a free-to-download and subscription basis.
One EA

The pursuit of our goals requires that we operate as one team that is faster, more focused and constantly evolving, and we are undertaking a cultural shift in our operations and development process in order to become a more flexible organization. We are changing how we develop our games, engaging players through alphas, betas and other programs to seek out more feedback earlier in the game development process. We are also changing the makeup and skill set of our workforce, and combining the art of game-making with the science of managing dynamic live services. These changes have enabled us to continue to increase our operational speed while improving our fiscal discipline.

Our Brands and Platforms

In our games, we utilize established brands that we either wholly own (such as Battlefield, Dragon Age, The Sims and Plants v. Zombies) or license from others (e.g., FIFA, Madden NFL and Star Wars). Leveraging these brands across a diverse range of genres (from casual to role-playing to sports simulation) enables us to build on-going relationships with a wide audience across a broad range of platforms.

We have the ability to deliver our products and services to our consumers across multiple platforms, including consoles, mobile phones, tablets and PCs (both through downloads via our Origin portal and through free-to-download games that can be played directly over the Internet). We believe this flexibility is critical to maintaining and growing our overall consumer base, which continues to evolve in response to the introduction of new platforms and platform business models. In particular, we are expanding the use of popular brands historically associated with console platforms, such as FIFA and Madden NFL, to mobile platforms.

New gaming platforms are expected to continue to emerge in the future. We intend to evaluate new platform publishing opportunities on a case-by-case basis as they emerge.
Global Operations
We were initially incorporated in California in 1982. In September 1991, we were reincorporated under the laws of Delaware. Our principal executive offices are located at 209 Redwood Shores Parkway, Redwood City, California 94065 and our telephone number is (650) 628-1500.

We operate development studios in North America, Europe, Asia and Australia. We also engage third parties to assist with the development of our games and services at their own development and production studios. Internationally, we conduct business through our international headquarters in Switzerland and have wholly-owned subsidiaries throughout the world, including offices in Europe, Australia, Asia and Latin America.
Our North America net revenue was $1,956 million in fiscal year 2015, as compared to $1,510 million in fiscal year 2014 and $1,701 million in fiscal year 2013. International net revenue (revenue derived from countries other than Canada and the United States) increased by 24 percent to $2,559 million, or 57 percent of total net revenue in fiscal year 2015, as compared to $2,065 million, or 58 percent of total net revenue in fiscal year 2014 and as compared to $2,096 million, or 55 percent of total net revenue in fiscal year 2013. We attribute net revenue from external customers to individual countries based on the location of the legal entity that sells the products and/or services. Note that revenue attributed to the legal entity that makes the sale is often not the country where the consumer resides. For example, revenue generated by our Swiss legal entities includes digital revenue from consumers who reside outside of Switzerland, including consumers who reside outside of Europe. Revenue generated by our Swiss legal entities during fiscal years 2015, 2014, and 2013 represents $1,462 million, $1,171 million and $885 million or 32 percent, 33 percent and 23 percent of our total net revenue, respectively. Revenue generated in the United States represents over 99 percent of our total North America net revenue. There were no other countries with net revenue greater than 10 percent of total net revenue. The amounts of net revenue and long-lived assets attributable to each of our geographic regions for each of the last three fiscal years are set forth in Note 18 of the Notes to Consolidated Financial Statements included in Item 8 of this report.
In fiscal year 2015, revenue from sales of FIFA 15 represented approximately 15 percent of our total net revenue. In fiscal year 2014, revenue from sales of FIFA 14 represented approximately 15 percent of our total net revenue. In fiscal year 2013, revenue from sales of FIFA 13 represented approximately 17 percent of our total net revenue.
For the fiscal years ended March 31, 2015, 2014 and 2013, research and development expenses were $1,094 million, $1,125 million and $1,153 million, respectively.
Information regarding financial data is set forth in Part II, Item 6 of this Form 10-K under the heading “Selected Financial Data,” and information regarding certain risks attendant to our foreign operations is set forth in Part II, Item 7 of this Form 10-K under the heading “Financial Results” and “Trends in Our Business”.
Our Operating Structure
Our studios and development teams are organized around three divisions: EA Studios, EA Mobile, and Maxis. Each division operates globally with support from our Global Publishing and Marketing organizations, as well as our Digital Platform team.
EA Studios
EA Studios is home to the largest number of our studios and development teams and is responsible for developing games and related content and services across an expansive range of game categories. Our franchises include FIFA, Madden NFL, Need for Speed, Battlefield, Mass Effect, Star Wars and Dragon Age. Our largest studios within the EA Studios organization are located in the United States, Canada and Sweden.
The diverse studios within the EA Studios organization have the goal of operating as one collaborative organization through the use of common technologies and shared development frameworks. We also contract with external game developers for development services or to establish publishing and distribution relationships, such as the one we have with Respawn Entertainment for Titanfall.
EA Mobile
Our EA Mobile organization develops and publishes interactive games for play on mobile phones and tablets, as well as certain casual games for the PC. The Mobile organization’s brand portfolio includes wholly owned properties such as Plants vs. Zombies, Real Racing and Bejeweled, as well licensed intellectual properties such as Tetris and The Simpsons. The EA Mobile organization also manages our Pogo online service, through which we offer casual games such as card, puzzle and word games on www.pogo.com, as well as on other platforms. Pogo generates revenue through paid subscriptions, Internet-based advertising and sales of digital content. The EA Mobile organization has studios located in the United States, Canada, China, Australia, Finland and India. Certain mobile games, such as those related to our EA SPORTS franchises, are developed primarily by the EA Studios organization.
Maxis
Our Maxis organization focuses on creating compelling games and related content and services that engage player creativity. The Maxis portfolio includes the wholly-owned franchises The Sims and SimCity. Maxis games are primarily developed at studios in the United States.
Global Publishing and Marketing
Our Global Publishing and Marketing organizations are responsible for the distribution, sales, and marketing of our products and services, including operations, and manufacturing functions, as well as our global media advertising sales business and customer support teams. Mobile game publishing is overseen by our EA Mobile organization.
Digital Platform
Our Digital Platform team is responsible for creating and maintaining a technology foundation that enhances EA’s ability to deliver gameplay services and facilitate transactions across platforms for all of our games.

Competition
We compete with other video game companies and with providers of different forms of entertainment, such as motion pictures, television, social networking, online casual entertainment and music, for the leisure time and discretionary spending of consumers. Our competitors vary in size from very small companies with limited resources to very large, diversified corporations with global operations and greater financial resources than ours. We also face competition from other video game companies and large media companies to obtain license agreements for the right to use some of the intellectual property included in our products. Primary competitive factors important to us include game quality and ease of use, compatibility of products with certain platforms, online capability, price, marketing, and quality of customer service.
Competition in Games for Console Devices and PCs
We compete directly with Sony and Microsoft, each of which develops and publishes software for its respective console platform. We also compete with numerous companies which, like us, develop and publish video games that operate on these consoles and on PCs. These competitors include Activision Blizzard, Take-Two Interactive, and Ubisoft. Diversified media companies such as Disney and Warner Bros. also are involved in software game development and publishing.
Competition in Games for Mobile Devices
The marketplace for mobile games, particularly free-to-download mobile games, is characterized by frequent product introductions, rapidly emerging new mobile platforms, new technologies, new mobile application storefronts and thousands of game offerings. As the penetration of mobile devices that feature fully-functional browsers and additional gaming capabilities continues to deepen, the demand for applications continues to increase and there are more mobile application storefronts through which developers can offer products. Mobile game applications currently are offered by a wide range of competitors, including Supercell, KING, GungHo Online and hundreds of smaller companies. We expect new competitors to enter the market and existing competitors to allocate more resources to develop and promote competing applications by, among other things, establishing a presence in geographic regions in which they did not operate previously. As a result, we expect competition in the mobile entertainment market to continue to intensify.
Competition in PC Free-to-Download Online Gaming Services
The PC free-to-download games market is characterized by frequent product introductions. We expect new competitors to enter the market and existing competitors to allocate more resources toward developing PC free-to-download online game services. As a result, we expect competition in this market to intensify. Our competitors in this market include major media companies, traditional video game publishing companies, and companies that specialize in online games, such as Riot, and companies that produce online games, in addition to operating online gaming platforms, such as Tencent, Nexon, Valve and Activision Blizzard.
Intellectual Property
Like other entertainment companies, our business is significantly based on the creation, acquisition, exploitation and protection of intellectual property. This intellectual property includes audiovisual and other content, software code, patented technology, and other technology and trade secrets.
We develop some of our products and services from wholly-owned intellectual properties that are created in our studios or obtained through acquisition. We also utilize intellectual property obtained through licenses from third-party rights owners, such as sports leagues and players’ associations, film and music companies, performing talent, and other content and technology companies. These agreements typically limit our use of the licensed rights in products for specific time periods. In addition, our products that play on game consoles, mobile devices, or other proprietary platforms may include technology that is owned by the device manufacturer or platform operator and is licensed non-exclusively to us for use. While we may have renewal rights for some licenses, the development of many of our products is dependent on our ability to continue to obtain the intellectual property rights from the owners of these rights on reasonable terms.
We actively engage in enforcement and other activities to protect our intellectual property. We typically own the copyright to our software code and content, as well as the brand or title name trademark under which our products are marketed. We register copyrights and trademarks in the United States and other countries as appropriate.

We typically distribute our products using copy protection technology or other technological protection measures to prevent unauthorized copying, access and exploitation of our products and services. In addition, console manufacturers typically incorporate technological protections and other security measures in their consoles in an effort to prevent the use of unlicensed products and other exploitation. We actively engage in enforcement and other activities to protect against unauthorized copying and piracy, including monitoring online channels for distribution of pirated copies, and participating in various industry-wide enforcement initiatives, education programs and legislative activity around the world. In addition, we actively engage in activities designed to limit the impact of abuse of our digital products and services, including monitoring our games for evidence of exploitation and re-balancing our game environments in the event that such abuse is discovered.
Significant Relationships
Channel Partners
Sony. Under the terms of agreements we have entered into with Sony Computer Entertainment Inc. and its affiliates, we are authorized to develop and distribute disc-based and digitally-delivered software products and services compatible with PlayStation 3 and 4. As of the date of this filing, we have not entered into a licensed publisher agreement with Sony for PlayStation 4, and the parties currently operate under the terms of existing agreements subject to a new pricing structure with respect to PlayStation 4.
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
The platform license agreements also require us to indemnify the console manufacturers with respect to all loss, liability and expense resulting from any claim against the console manufacturer regarding our games and services, including any claims for patent, copyright or trademark infringement brought against the console manufacturer. Each platform license may be terminated by the console manufacturer if a breach or default by us is not cured after we receive written notice from the console manufacturer, or if we become insolvent. The console manufacturers are not obligated to enter into platform license agreements with us for any future consoles, products or services.
Apple, Google and Other App Stores. We have agreements to distribute our mobile applications through distribution partners worldwide, including Apple and Google. Consumers download our applications for their mobile devices from third party-application storefronts. The distributor charges the consumers a one-time fee if there is a cost to download the application. If the application is a “free-to-download” application, the distributor may still charge the consumer for additional content that is purchased by the consumer within the application. Our distribution agreements establish the fees to be retained by the distributor for distributing our applications and additional content. These arrangements are typically terminable on short notice. The agreements generally do not obligate the distributors to market or distribute any of our applications.
Publishing Partners in Asia. We have entered into agreements whereby we partner with certain companies, including Tencent Holdings Limited and Nexon Co., Ltd. or their respective affiliates, pursuant to which these companies publish our mobile and PC free-to-download games in certain Asian territories, including China and Korea. Our players download games from the publishers’ platforms, and are charged for additional content purchased within our game environment. The agreements generally establish the amounts that are retained by the publishers, and the amounts that are passed through to us.

Retailers
In North America and Europe, our largest markets, we sell packaged goods products to retailers, including mass market retailers (such as Walmart), electronics specialty stores (such as Best Buy) or game software specialty stores (such as GameStop).
Our direct sales to GameStop Corp. represented approximately 11 percent, 13 percent and 13 percent of total net revenue in fiscal years 2015, 2014, and 2013, respectively. In fiscal year 2015, our direct sales to Microsoft represented approximately 10 percent of total net revenue. Our direct sales to Microsoft did not exceed 10 percent of net revenue in fiscal years 2014 and 2013. We sell our products to GameStop Corp. pursuant to numerous and frequent individual purchase orders, which contain delivery and pricing terms. There are no minimum sales or purchase commitments between us and GameStop.
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
Seasonality
Our business is highly seasonal with the highest levels of consumer demand and a significant percentage of our sales occurring in the holiday season quarter ending in December and a seasonal low in sales volume in the quarter ending in June. While our sales generally follow this seasonal trend, there can be no assurance that this trend will continue. In addition, we defer the recognition of a significant amount of net revenue related to our online-enabled games over an extended period of time. As a result, the quarter in which we generate the highest sales volume may be different from the quarter in which we recognize the highest amount of net revenue. Our results also can vary based on a number of factors, including title release dates, cancellation or delay of a key event or sports season to which our product release schedule is tied, consumer demand for our products, shipment schedules, content offerings and our revenue recognition policies.
Government Regulation
We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. In addition, laws and regulations relating to user privacy, data collection and retention, content, advertising and information security have been adopted or are being considered for adoption by many countries throughout the world.
Employees
As of March 31, 2015, we had approximately 8,400 regular, full-time employees, over 4,900 of whom were outside the United States. We believe that our ability to attract and retain qualified employees is a critical factor in the successful development of our products and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. Approximately 7 percent of our employees, all of whom work for DICE, our Swedish development studio, are represented by a union.
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

Executive Officers
The following table sets forth information regarding our executive officers as of May 21, 2015:

Name	Age	Position
Andrew Wilson	40	Chief Executive Officer
Blake Jorgensen	55	Executive Vice President, Chief Financial Officer
Peter R. Moore	60	Chief Operating Officer
Patrick Söderlund	41	Executive Vice President, EA Studios
Kenneth Moss	49	Chief Technology Officer
Christopher Bruzzo	45	Chief Marketing Officer
Joel Linzner	63	Executive Vice President, Business and Legal Affairs
Gabrielle Toledano	48	Executive Vice President, Chief Talent Officer
Lucy Bradshaw	52	Senior Vice President, Maxis
Kenneth A. Barker	48	Senior Vice President, Chief Accounting Officer
Jacob J. Schatz	46	Senior Vice President, General Counsel and Corporate Secretary
Mr. Wilson has served as EA’s Chief Executive Officer and as a director of EA since September 2013. Prior to his appointment as our Chief Executive Officer, Mr. Wilson held several positions within the Company since joining EA in May 2000, including Executive Vice President, EA SPORTS from August 2011 to September 2013, Senior Vice President, EA SPORTS from March 2010 to August 2011 and Senior Vice President Online from July 2009 to September 2010.

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

Mr. Moore has served as Chief Operating Officer since August 2011. Prior to that time, he served as President, EA SPORTS, from September 2007. From January 2003 until he joined EA in 2007, Mr. Moore was with Microsoft where he served as head of Xbox marketing and was later named as Corporate Vice President, Interactive Entertainment Business, Entertainment and Devices Division, a position in which he led both the Xbox and Games for Windows businesses. Mr. Moore holds a bachelor's degree from Keele University, United Kingdom, and a Master's degree from California State University, Long Beach.

Mr. Söderlund has served as Executive Vice President, EA Studios since September 2013. Prior to that time, he served as Executive Vice President, EA Games Label from August 2011. From December 2010 to July 2011, he served as Executive Vice President, Group General Manager - FPS/Driving. Prior to that, Mr. Söderlund held the position of Senior Vice President, EA Games Europe from September 2007 to December 2010. Mr. Söderlund joined EA in October 2006 when EA purchased DICE studios where he was the Chief Executive Officer.

Mr. Moss has served as Chief Technology Officer since July 2014. Prior to joining EA, he served as Vice President of Market Places Technology, Science and Data at eBay Inc. since November 2011. Prior to joining eBay, he co-founded CrowdEye, Inc. in September 2008 and served as its Chief Executive Officer. Mr. Moss graduated from Princeton University with a B.A. in Molecular Biology.

Mr. Bruzzo has served as Chief Marketing Officer since September 2014. Prior to joining EA, he served as Senior Vice President at Starbucks Corporation June 2011 to November 2013 and Vice President from June 2008 to June 2011. Mr. Bruzzo is currently a director of Blue Nile, Inc. Mr. Bruzzo graduated from Whitworth University with a B.A. in Political Studies.

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

Ms. Toledano, our Chief Talent Officer, was hired as Senior Vice President, Human Resources and Facilities, in February 2006. Ms. Toledano was promoted to Executive Vice President in April 2007, continuing to lead the same functions. Ms. Toledano also serves on the Board of Directors of TalentSky Inc. and Visier, Inc., privately-held companies. Ms. Toledano earned both her undergraduate degree in Humanities and her graduate degree in Education from Stanford University.

Ms. Bradshaw has served as Senior Vice President, EA Maxis since June 2013. Prior to that time, she held various titles within the Maxis Studio since 1997 including Senior Vice President from February 2011 to June 2013 and Vice President from January 2001 to February 2011. Ms. Bradshaw received her B.A. degree from the University of Michigan.

Mr. Barker has served as Senior Vice President, Chief Accounting Officer since April 2006. From February 2012 to August 2012, he also served as Interim Chief Financial Officer. From June 2003 to April 2006, Mr. Barker held the position of Vice President, Chief Accounting Officer. Prior to joining EA, Mr. Barker was employed at Sun Microsystems, Inc., as Vice President and Corporate Controller from October 2002 to June 2003 and Assistant Corporate Controller from April 2000 to September 2002. Prior to that, he was an audit partner at Deloitte & Touche. Mr. Barker also serves on the Board of Directors of Corsair Components, Inc. Mr. Barker graduated from the University of Notre Dame with a B.A. degree in Accounting.

Mr. Schatz has served as Senior Vice President, General Counsel and Corporate Secretary since June 2014. Mr. Schatz joined EA in 1999 and prior to his current role, he served as Deputy General Counsel and as Vice President since 2006. Mr. Schatz earned his J.D. from Georgetown University Law Center, and received his B.A. in Government from Pomona College. Mr. Schatz is a member of the Bar of the State of California and is admitted to practice in the United States Supreme Court, the Ninth Circuit Court of Appeals and several United States District Courts.

Item 1A. Risk Factors

Our business is subject to many risks and uncertainties, which may affect our future financial performance. If any of the events or circumstances described below occurs, our business or financial performance could be harmed, our actual results could differ materially from our expectations and the market value of our stock could decline. The risks and uncertainties discussed below are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe could be material that may harm our business or financial performance.

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

We maintain a relatively limited product portfolio in an effort to focus on developing high-quality products with the potential to become “hits”. High-quality titles, even if highly-reviewed, may not turn into “hit” products. Many “hit” products within our industry are iterations of prior hit products with large established consumer bases and significant brand recognition, which makes competing in certain product categories challenging. In addition, hit products or services of our competitors may take a larger share of consumer spending than we anticipate, which could cause our products and services to underperform relative to revenue expectations. Publishing a relatively small number of major titles each year also concentrates risk in those titles and means each major title has greater associated risk. A significant portion of our revenue has historically been derived from games and services based on a few popular franchises. For example, in fiscal year 2015, net revenue generated from the sale of products and services associated with our three largest franchises accounted for approximately 54 percent of our net revenue. The underperformance of a single major title may have a large adverse impact on our financial results.

Our operating results will be adversely affected if we do not consistently meet our product development schedules or if key events or sports seasons that we tie our product release schedules to are delayed or cancelled.

Our business is highly seasonal with the highest levels of consumer demand and a significant percentage of our sales occurring in the quarter ending in December and a seasonal low in sales volume in the quarter ending in June. While our sales generally follow this seasonal trend, there can be no assurance that this trend will continue. If we miss key selling periods for products, for any reason, including product delays, product cancellations, or delayed introduction of a new platform for which we have developed products, our sales are likely to suffer significantly. Additionally, macroeconomic conditions or the occurrence of unforeseen events that negatively impact retailer or consumer buying patterns during the quarter ending in December are likely to affect us disproportionately. Our ability to meet product development schedules is affected by a number of factors both within and outside our control, including feedback from our players, the creative processes involved, the coordination of large and sometimes geographically dispersed development teams, the increasing complexity of our products and the platforms for which they are developed, and the need to fine-tune our products prior to their release. We have experienced development delays for our products in the past, which caused us to delay or cancel release dates. We also seek to release certain products in conjunction with key events, such as the beginning of a sports season or major sporting event, or the release of a related movie. If a key event or sports season to which our product release schedule is tied were to be delayed or cancelled, our sales would likely suffer disproportionately. Any failure to meet anticipated production or release schedules would likely result in a delay of revenue and/or possibly a significant shortfall in our revenue, increase our development and/or marketing expenses, harm our profitability, and cause our operating results to be materially different than anticipated.

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

Sony and Microsoft launched the PlayStation 4 and Xbox One, respectively, in November 2013. During fiscal 2015, we saw consumers purchase fewer software products for the Sony PlayStation 3 and Microsoft Xbox 360 legacy generation consoles. Consistent with other transition periods, we expect this trend to continue. This trend could also accelerate faster than anticipated and may put downward pressure on legacy generation video game software pricing, which could negatively affect our operating results. Our revenue from software sales for the PlayStation 4 and Xbox One may not offset the negative effects of this trend on our operating results. In addition, we do not control the unit volumes of consoles made available for sale or the rates at which consumers purchase these consoles. As a result, our operating results during this transitional period may be more volatile and difficult to predict.

Our business is dependent on the success and availability of video game hardware systems and devices manufactured by third parties, as well as our ability to develop commercially successful products and services for these systems and devices.

The success of our business is driven in part by the commercial success and adequate supply of video game console systems, PCs, mobile phones and tablets manufactured by third parties. Our success also depends on our ability to accurately predict which platforms will be successful in the marketplace and our ability to develop commercially successful products and services for these platforms. We must make product development decisions and commit significant resources well in advance of anticipated platform release dates and may incur significant expense to adjust our product portfolio and development efforts in response to changing consumer platform preferences. Additionally, we may enter into certain exclusive licensing arrangements that affect our ability to deliver or market products or services on certain platforms. A platform for which we are developing products and services may not succeed to the extent expected or new platforms may take market share and game software consumers away from platforms for which we have devoted significant resources. If consumer demand for the platforms for which we are developing products and services is lower than our expectations, we may be unable to fully recover the investments we have made in developing our products and services, and our financial performance will be harmed. Alternatively, a platform for which we have not devoted significant resources could be more successful than we had initially anticipated, causing us to not be able to take advantage of meaningful revenue opportunities.

Our adoption of new business models could fail to produce our desired financial returns.

We are actively seeking to monetize game properties through a variety of new business models, including from digital content delivery such as online distribution of full games and additional content, free-to-download games supported by advertising and/or micro-transactions and subscription services. Forecasting our revenues and profitability for these new business models is inherently uncertain and volatile. Our actual revenue and profit for these businesses may be significantly greater or less than our forecasts. Additionally, these new business models could fail for one or more of our titles, resulting in the loss of our investment in the development and infrastructure needed to support these new business models, as well as the opportunity cost of diverting management and financial resources away from more successful businesses.

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

Many of our products and services are based on or incorporate intellectual property owned by others. For example, our EA SPORTS products include rights licensed from major sports leagues and players’ associations. We also publish and distribute products developed and owned by third-parties under license agreements with these parties. Competition for these licenses and rights is intense. If we are unable to maintain these licenses and rights or obtain additional licenses or rights with significant commercial value, our revenue, profitability and cash flows may decline significantly. Competition for these licenses may also increase the amounts that we must pay to licensors and developers, through higher minimum guarantees or royalty rates, which could significantly increase our costs and reduce our profitability.

Security breaches and cyber threats could harm our reputation and adversely affect our business.

As our digital business grows, we continue to face cyber risks and threats that seek to damage, disrupt or gain access to our networks, our products and services, and supporting infrastructure.  Our business partners, including our channel partners, also are subject to these risks.  Such cyber risks and threats may be difficult to detect.  Any failure to prevent or mitigate security breaches or cyber risk could result in interruptions to the services we provide, degrade the user experience, cause our users to lose confidence in our products, as well as significant legal and financial exposure.  This could harm our business and reputation, disrupt our relationships with partners and diminish our competitive position.

Successful exploitation of our systems can have other negative effects upon the products, services and user experience we offer.  In particular, the virtual economies that we have established in many of our games are subject to abuse, exploitation and other forms of fraudulent activity that can negatively impact our business.  Virtual economies involve the use of virtual currency and/or virtual assets that can be redeemed by a player within a particular game or game service.  The abuse or exploitation of our virtual economies include the illegitimate generation and sale of virtual items in black markets.  Our online services have been impacted by in-game exploits and the use of automated processes to generate virtual currency illegitimately in the past, which were traded in black markets.  These kinds of activities and the steps that we take to address these issues may result in a loss of anticipated revenue, interfere with players’ enjoyment of a balanced game environment and cause reputational harm.

We may experience outages and disruptions of our online services that may harm our business.

We are investing and expect to continue to invest in technology, hardware and software to support our portfolio of online products and services. Launching and operating online games and services, developing related technologies and implementing online business initiatives is expensive and complex. Execution of these initiatives could result in operational failures and other issues impacting the technical stability of our products and services. In addition, having the necessary infrastructure to support our online products and services is vital to our growth and success. Our products and services could be adversely impacted by outages, disruptions and failures in our network and related infrastructure, as well as in the online platforms of key business partners who offer or support our online products and services.

Our business could be adversely affected if our consumer protection, data privacy and security practices are not adequate, or perceived as being inadequate, to prevent data breaches, or by the application of consumer protection and data privacy and security laws generally.

In the course of our business, we collect, process, store and use consumer information, including personal information, passwords and credit card information. Although we take measures to protect consumer information from unauthorized access, acquisition, disclosure and misuse, our security controls, policies and practices may not be able to prevent the improper or unauthorized access, acquisition or disclosure of such consumer information. In addition, third party vendors and business partners which in the course of our business receive access to consumer information that we collect also may not prevent data security breaches with respect to the consumer information we provide them or fully enforce our policies, contractual obligations and disclosures regarding the collection, use, storage, transfer and retention of personal data. The unauthorized access, acquisition or disclosure of consumer information could significantly harm our reputation, compel us to comply with disparate breach notification laws and otherwise subject us to proceedings by governmental entities or others and substantial legal liability. A perception that we do not adequately secure consumer information could result in a loss of current or potential consumers and business partners, as well as a loss of anticipated revenues. Our key business partners also face these same risks with respect to consumer information they collect and data security breaches with respect to such information could cause reputational harm to them and negatively impact our ability to offer our products and services through their platforms.

We are also subject to payment card association rules and obligations pursuant to contracts with payment card processors. Under these rules and obligations, if information is compromised, we could be liable to payment card issuers for the cost of associated expenses and penalties. In addition, if we fail to follow payment card industry security standards, even if no customer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs.

In addition, the rate of data privacy, security and consumer-protection law-making is accelerating globally, and the interpretation and application of consumer protection and data privacy and security laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted or applied in a manner that is adverse to us or otherwise inconsistent with our practices, which could result in litigation, regulatory investigations and potential legal liability or require us to change our practices in a manner adverse to our business. As a result, our reputation may be harmed, we could incur substantial costs, and we could lose both customers and revenue.

Any failure by EA, or our agents to comply with our privacy policy or with other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against EA by governmental entities or others as well as resulting liability.

Negative player perceptions about our brands, products, services and/or business practices may damage our business and the costs incurred in addressing player concerns may increase our operating expenses.

Individual players form our ultimate customer base, and player expectations regarding the quality, performance and integrity of our products and services are high. Players may be critical of our brands, products, services and/or business practices for a wide variety of reasons. These negative player reactions may not be foreseeable or within our control to manage effectively, including perceptions about gameplay fairness, negative player reactions to game content, components and services, or objections to certain of our business practices.  In the past, we have taken actions, including delaying the release of our games, after taking into consideration, among other things, feedback from the player community even if those decisions negatively impacted our operating results in the short term. We expect to continue to take actions to address concerns as appropriate, including actions that may result in additional expenditures and the loss of revenue.  Negative player sentiment about our business practices also can lead to investigations from regulatory agencies and consumer groups, as well as litigation, which, regardless of their outcome, may be costly, damaging to our reputation and harm our business.

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

Legislation is continually being introduced in the United States and other countries to mandate rating requirements or set other restrictions on the advertisement or distribution of entertainment software based on content. In the United States, most courts, including the United States Supreme Court, that have ruled on such legislation have generally ruled in a manner favorable to the interactive entertainment industry. Some foreign countries have adopted ratings regulations and certain countries allow government censorship of entertainment software products. Adoption of government ratings system or restrictions on distribution of entertainment software based on content could harm our business by limiting the products we are able to offer to our customers and compliance with new and possibly inconsistent regulations for different territories could be costly, delay or prevent the release of our products in those territories.

As we increase the online delivery of our products and services, we are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. In addition, laws and regulations relating to user privacy, data collection, retention, electronic commerce, consumer protection, content, advertising, localization, and information security have been adopted or are being considered for adoption by many countries throughout the world. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws or the application of these laws in an unanticipated manner may harm our business and result in penalties or significant legal liability.

If we do not continue to attract and retain key personnel, we will be unable to effectively conduct our business.

The market for technical, creative, marketing and other personnel essential to the development and marketing of our products and services and management of our businesses is extremely competitive. Our leading position within the interactive entertainment industry makes us a prime target for recruiting our executives as well as key creative and technical talent. If we cannot successfully recruit and retain the employees we need, or replace key employees following their departure, our ability to develop and manage our business will be impaired.

If our marketing and advertising efforts fail to resonate with our customers, our business and operating results could be adversely affected.

Our products and services are marketed worldwide through a diverse spectrum of advertising and promotional programs such as online and mobile advertising, television advertising, retail merchandising, website development, event sponsorship and direct communications with our consumers including via email. Our ability to sell our products and services is dependent in part upon the success of these programs. If the marketing for our products and services fails to resonate with our customers, particularly during the critical holiday season or during other key selling periods, or as advertising rates or other media placement costs increase, these factors could have a material adverse impact on our business and operating results.

A significant portion of our sales are made to a relatively small number of key customers. If these customers reduce their purchases of our products and services or become unable to pay for them, our business could be harmed.

During the fiscal year ended March 31, 2015, approximately 58 percent of our net revenue was derived from our top ten customers. Though our products are available to consumers through a variety of retailers and directly through us, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products and services, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers generally increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

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

Outside of the financial arrangements, our agreements with our channel partners typically give them significant control over other aspects of the distribution of the products and services that we develop for their platform. For example, our agreements with Sony and Microsoft typically give significant control to them over the approval, manufacturing and distribution of our products and services, which could, in certain circumstances, leave us unable to get our products and services approved, manufactured and distributed to customers. For the fiscal year ended March 31, 2015, 66 percent of our net revenue was derived from products and services for Sony’s PlayStation 3 and 4 and Microsoft’s Xbox 360 and One consoles (combined across all four platforms). For our digital products and services delivered direct to consumers via digital channels such as Sony’s PlayStation Network, Microsoft’s Xbox LIVE Marketplace, Apple’s App Store and the Google Play store, the channel partner has policies and guidelines that control the promotion and distribution of these titles and the features and functionalities that we are permitted to offer through the channel.

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

From time to time, third parties may assert claims against us based on allegations of violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Although we take steps to avoid knowingly violating the intellectual property rights of others, it is possible that third parties still may claim infringement. In addition, our products often utilize complex, cutting-edge technology that may be subject to intellectual property claims, particularly since there are an increasing number of companies that focus their efforts exclusively on enforcing their patent rights.

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

We expect to continue making acquisitions or entering into other strategic transactions including (1) acquisitions of companies, businesses, intellectual properties, and other assets, (2) minority investments in strategic partners, and (3) investments in new interactive entertainment businesses (e.g., online and mobile publishing platforms) as part of our long-term business strategy. These transactions involve significant challenges and risks including, in the end, that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment, that we acquire unknown liabilities, or that we experience difficulty in the integration of business systems and technologies, the integration and retention of new employees, or in the maintenance of key business and customer relationships of the businesses we acquire, or diversion of management’s attention from our other businesses. These events could harm our operating results or financial condition.

Future acquisitions and investments also could involve the issuance of our equity and equity-linked securities (potentially diluting our existing stockholders), the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased cash and non-cash expenses, such as stock-based compensation. Any of the foregoing factors could harm our financial condition or prevent us from achieving improvements in our financial condition and operating performance that could have otherwise been achieved by us on a stand-alone basis. Our stockholders may not have the opportunity to review, vote on or evaluate future acquisitions or investments.

Our products and brands are subject to the threat of piracy, unauthorized copying and other forms of intellectual property infringement.

We regard our products and brands as proprietary and take measures to protect our products, brands and other confidential information from infringement. We are aware that some unauthorized copying of our products and brands occurs, and if a significantly greater amount were to occur, it could negatively impact our business.

Piracy and other forms of unauthorized copying and use of our content and brands are persistent problems for us, and policing is difficult. Further, the laws of some countries in which our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the United States, or are poorly enforced. Legal protection of our rights may be ineffective in such countries. In addition, although we take steps to enforce and police our rights, factors such as the proliferation of technology designed to circumvent the protection measures used in our products, the availability of broadband access to the Internet, the refusal of Internet service providers or platform holders to remove infringing content in certain instances, and the proliferation of online channels through which infringing product is distributed have all have contributed to an expansion in unauthorized copying of our products and brands.

We may experience outages and disruptions of our infrastructure that may harm our business.

We may be subject to outrages or disruptions of our infrastructure, including information technology system failures and network disruptions. These may be caused by natural disasters, cyber-incidents, weather events, power disruptions, telecommunications failures, acts of terrorism or other events. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to our products, services or online stores selling our products and services.  Our corporate headquarters in Redwood City, CA and our studio in Burnaby, British Columbia are located in seismically active regions, and certain of our game development activities and other essential business operations are conducted at these locations. An event that results in the disruption of any of our critical business or IT systems could harm our ability to conduct normal business operations.

Our business is subject to currency fluctuations.

International sales are a fundamental part of our business. For the fiscal year ended March 31, 2015, international net revenue comprised 57 percent of our total net revenue and we expect international sales to continue to account for a significant portion of our total net revenue. As a result of our international sales, and also the denomination of our foreign investments and our cash and cash equivalents in foreign currencies, we are exposed to the effects of fluctuations in foreign currency exchange rates. The significant strengthening of the U.S. dollar during the second half of fiscal year 2015, particularly relative to the Euro, British pound sterling, Swedish krona and Canadian dollar, had a negative impact on our reported international net revenue but a positive impact on our reported international operating expenses because these amounts were translated at lower rates in fiscal 2015 than fiscal 2014. Our fiscal year 2015 results of operations, including our net revenue and net income were adversely affected by these foreign currency fluctuations and these trends may continue in fiscal 2016. We use foreign currency hedging contracts to mitigate some foreign currency risk. However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses.

We utilize debt financing and such indebtedness could adversely impact our business and financial condition.

We have outstanding $632.5 million of convertible senior notes due July 2016 (the “Notes”), which result in debt service obligations of approximately $5 million per year. In addition, in March 2015, we entered into an unsecured committed $500 million revolving credit facility. While the facility is currently undrawn, we may use the proceeds of any future borrowings for general corporate purposes. The credit facility contains affirmative, negative and financial covenants, including a maximum capitalization ratio and minimum liquidity requirements. We may enter into other financial instruments in the future.

Our indebtedness, particularly the July 2016 maturity of the Notes, could affect our financial condition and future financial results by, among other things:

•
requiring the dedication of a substantial portion of any cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures and other general corporate purposes; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry.

In connection with the offering of the Notes, we entered into certain privately-negotiated transactions to reduce the potential dilution with respect to our common stock upon conversion of the Notes. We also entered into separate, privately-negotiated warrant transactions whereby we sold warrants to independent third parties. The effect, if any, of these activities, including the direction or magnitude, on the market price of our common stock will depend on a variety of factors, including market conditions, and cannot be ascertained at this time. Any of these activities could, however, adversely affect the market price of our common stock and the trading price of the Notes. In addition, the counterparties to these agreements are financial institutions and we are subject to the risk that one or more of these counterparties might default on the transactions. Our exposure to the credit risk of these counterparties is not secured by any collateral and the amount of that exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock.

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

Our reported financial results are impacted by the accounting standards promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. For example, accounting standards affecting software revenue recognition have affected and could continue to significantly affect the way we account for revenue and costs related to our products and services. We recognize all of the revenue from bundled sales (i.e., online-enabled games that include updates on a when-and-if-available basis or a matchmaking service) on a deferred basis over an estimated offering period. The related costs of revenues are expensed as incurred instead of deferred and recognized ratably. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. While we have not yet determined the effect of the new standard on our Consolidated Financial Statements, we believe the new standard may require us to materially change the way we account for revenue by requiring us to recognize more revenue upon delivery of the primary product than we currently do under current accounting standards. The new standard may also require us to materially change the way we account for related costs by requiring us to capitalize and amortize certain costs over the period the related assets are transferred to the customer.

As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, costs and taxes, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

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

Item 1B:     Unresolved Staff Comments
None.
Item 2:     Properties
We own our 660,000-square-foot Redwood Shores headquarters facilities located in Redwood City, California, which includes a product development studio and administrative and sales functions. We also own a 418,000-square-foot product development studio facility in Burnaby, Canada. In addition to the properties we own, we lease approximately 1.2 million square feet in North America and 1 million square feet in Europe and Asia at various research and development, sales and administration and distribution facilities, including leases for our development studios in Orlando, Florida and Stockholm, Sweden.
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

Item 3:     Legal Proceedings
We are a defendant in several actions that allege we misappropriated the likenesses of various college athletes in certain of our college-themed sports games. In September 2013, we reached an agreement to settle all actions brought by college athletes against us. We recognized a $30 million accrual during the three months ended September 30, 2013 associated with the anticipated settlement. On September 3, 2014, the United States District Court for the Northern District of California granted preliminary approval of the settlement and set a hearing in July 2015, to determine whether to grant its final approval of the settlement.
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
On December 17, 2013, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers by an individual purporting to represent a class of purchasers of EA common stock. A second purported shareholder class action lawsuit alleging substantially similar claims was subsequently filed in the same court. These lawsuits have been consolidated into one action. The lawsuits, which assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, allege, among other things, that the Company and certain of its officers issued materially false and misleading statements regarding the rollout of the Company’s Battlefield 4 game. We filed a motion seeking dismissal of all claims on January 15, 2015 and on April 30, 2015, the court granted our motion to dismiss with prejudice.
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
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “EA”. The following table sets forth the quarterly high and low closing sales price per share of our common stock from April 1, 2013 through March 31, 2015.

	Prices
	High	Low
Fiscal Year Ended March 31, 2014:
First Quarter	$23.61	$16.91
Second Quarter	27.99	23.18
Third Quarter	26.44	20.97
Fourth Quarter	30.25	21.54
Fiscal Year Ended March 31, 2015:
First Quarter	37.15	26.67
Second Quarter	38.42	33.31
Third Quarter	48.33	32.62
Fourth Quarter	58.24	45.96
Holders
There were approximately 1,324 holders of record of our common stock as of May 18, 2015, and the closing price of our common stock was $63.30 per share as reported by the NASDAQ Global Select Market. In addition, a significant number of beneficial owners of our common stock hold their shares in street name.
Dividends
We have not paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities

In May 2014, a special committee of our Board of Directors, on behalf of the full Board of Directors, authorized a two-year program to repurchase up to $750 million of our common stock. We repurchased approximately 8.3 million shares for approximately $337 million under this program during fiscal year 2015.

In May 2015, our Board of Directors authorized a new program to repurchase up to $1 billion of our common stock. This new stock repurchase program, which expires on May 31, 2017, supersedes and replaces the stock repurchase authorization approved in May 2014. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. We continue to actively repurchase shares.

The following table summarizes the number of shares repurchased in the fourth quarter of the fiscal year ended March 31, 2015 under the May 2014 program:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Dollar Value that May Still Be Purchased Under the Program (in millions)
December 28, 2014 - January 24, 2015	485,400	$47.28	485,400	$485
January 25 - February 21, 2015	400,817	$53.75	400,817	$463
February 22 - March 28, 2015	891,422	$56.66	891,422	$413
	1,777,639	$53.44	1,777,639

Stock Performance Graph
The following information shall not be deemed to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into a filing.
The following graph shows a five-year comparison of cumulative total returns during the period from March 31, 2010 through March 31, 2015, for our common stock, the S&P 500 Index (to which EA was added in July 2002), the NASDAQ Composite Index, and the RDG Technology Composite Index, each of which assumes an initial value of $100. Each measurement point is as of the end of each fiscal year ended March 31. The performance of our stock depicted in the following graph is not necessarily indicative of the future performance of our stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Electronic Arts Inc., the S&P 500 Index, the NASDAQ Composite Index,
and the RDG Technology Composite Index

*	Based on $100 invested on March 31, 2010 in stock or index, including reinvestment of dividends.

	March 31,
	2010	2011	2012	2013	2014	2015
Electronic Arts Inc.	$100	$105	$88	$95	$155	$315
S&P 500 Index	100	116	126	143	174	197
NASDAQ Composite Index	100	117	133	144	188	220
RDG Technology Composite Index	100	115	134	134	171	198

Item 6:     Selected Financial Data
ELECTRONIC ARTS INC. AND SUBSIDIARIES
SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA
(In millions, except per share data)

	Year Ended March 31,
STATEMENTS OF OPERATIONS DATA	2015		2014	2013	2012	2011
Net revenue	$4,515		$3,575	$3,797	$4,143	$3,589
Cost of revenue	1,429		1,347	1,388	1,598	1,499
Gross profit	3,086		2,228	2,409	2,545	2,090
Total operating expenses	2,138		2,195	2,288	2,510	2,402
Operating income (loss)	948		33	121	35	(312)
Gains on strategic investments, net	—		—	39	—	23
Interest and other income (expense), net	(23)		(26)	(21)	(17)	10
Income (loss) before provision for (benefit from) income taxes	925		7	139	18	(279)
Provision for (benefit from) income taxes	50		(1)	41	(58)	(3)
Net income (loss)	$875		$8	$98	$76	$(276)
Net income (loss) per share:
Basic	$2.81		$0.03	$0.32	$0.23	$(0.84)
Diluted	$2.69		$0.03	$0.31	$0.23	$(0.84)
Number of shares used in computation:
Basic	311		308	310	331	330
Diluted	325		316	313	336	330
	As of March 31,
BALANCE SHEETS DATA	2015		2014	2013	2012	2011
Cash and cash equivalents	$2,068		$1,782	$1,292	$1,293	$1,579
Short-term investments	953		583	388	437	497
Marketable equity securities	—		—	—	119	161
Working capital	973	(a)	748	408	489	1,031
Total assets	6,147		5,716	5,070	5,491	4,928
0.75% convertible senior notes due 2016, net	633	(a)	580	559	539	—
Other long-term liabilities	333		324	327	374	363
Total liabilities	3,080		3,294	2,803	3,033	2,364
Total stockholders’ equity	3,036	(a)	2,422	2,267	2,458	2,564

(a)
During the quarter ended March 31, 2015, the market value of our common stock exceeded the conversion trigger price of $41.26 per share for at least 20 trading days of the 30 consecutive trading days preceding quarter end. As a result, the Notes are convertible at the option of the holder through July 4, 2015, and the $602 million carrying value of the Notes was reclassified as a current liability and the excess $31 million of the principal amount over the carrying value of the Notes was reclassified from permanent equity to temporary equity in the Consolidated Balance Sheets as of March 31, 2015. See Note 12 - Financing Arrangements to the Consolidated Financial Statements as it relates to the Notes, the convertibility of the Notes, and the Convertible Note Hedge and Warrants, which is incorporated by reference into this Item 6.

Item 7:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the fiscal year ended March 31, 2015, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K, including in the “Business” section and the “Risk Factors” above, the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)”, and the Consolidated Financial Statements and related Notes.
About Electronic Arts
We develop, market, publish and distribute game software content and services that can be played by consumers on a variety of platforms, including video game consoles (such as the PlayStation 3 and 4 from Sony, and the Xbox 360 and Xbox One from Microsoft), PCs, mobile phones and tablets. We deliver our games and services to our players across multiple platforms, through multiple distribution channels, and directly (online and wirelessly). Some of our games are based on our wholly-owned intellectual property (e.g., Battlefield, Mass Effect, Need for Speed, Dragon Age, The Sims, SimCity, Bejeweled, and Plants vs. Zombies), and some of our games leverage content that we license from others (e.g., FIFA, Madden NFL and Star Wars). We also publish and distribute games developed by third parties (e.g., Titanfall). Our goal is to develop our intellectual properties into year-round businesses available on a range of platforms. Our products and services may be purchased through physical and online retailers, platform providers such as console manufacturers, providers of free-to-download PC games played on the Internet, mobile carriers via streaming and digital downloads and directly through Origin, our own digital distribution platform.
Financial Results
Total net revenue for the fiscal year ended March 31, 2015 was $4,515 million, an increase of $940 million, or 26 percent, as compared to the fiscal year ended March 31, 2014. Net revenue for the fiscal year ended March 31, 2015 was driven by FIFA 14, FIFA 15, and Battlefield 4. At March 31, 2015, deferred net revenue associated with sales of online-enabled games decreased by $207 million as compared to March 31, 2014, directly increasing the amount of reported net revenue during the fiscal year ended March 31, 2015. At March 31, 2014, deferred net revenue associated with sales of online-enabled games increased by $446 million as compared to March 31, 2013, directly decreasing the amount of reported net revenue during the fiscal year ended March 31, 2014. Disregarding the impact of the deferred net revenue of $287 million and $11 million of unrecognized cash flow hedging net gains, reported net revenue would have increased by approximately $298 million, or 7 percent, during the fiscal year ended March 31, 2015 as compared to the fiscal year ended March 31, 2014.

Net income for the fiscal year ended March 31, 2015 was $875 million as compared to $8 million for the fiscal year ended March 31, 2014. Diluted earnings per share for the fiscal year ended March 31, 2015 was $2.69 as compared to a diluted earnings per share of $0.03 for the fiscal year ended March 31, 2014. Net income increased for the fiscal year ended March 31, 2015 as compared to the fiscal year ended March 31, 2014 primarily as a result of a $940 million increase in net revenue and a $57 million decrease in operating expenses, partially offset by an $82 million increase in cost of revenue and a $51 million increase in income tax expenses.

International Operations and Foreign Currency Exchange Impact. International net revenue was $2,559 million, or 57 percent of total net revenue during the fiscal year ended March 31, 2015, compared to $2,065 million, or 58 percent of total net revenue during the fiscal year ended March 31, 2014, an increase of $494 million, or 24 percent. We estimate that the negative impact of foreign currency exchange rates due to translation during the second half of fiscal year 2015 (primarily the U.S. Dollar strengthening against the Euro) and related cash flow hedging activities, decreased reported International net revenue by approximately $30 million, or 1 percent, for the fiscal year ended March 31, 2015. Excluding the negative impact of foreign currency exchange rates from translation and related cash flow hedging activities, we estimate that International net revenue would have increased by approximately $524 million, or 25 percent for the fiscal year ended March 31, 2015 as compared to the fiscal year ended March 31, 2014. This increase is primarily due to our FIFA and Plants vs. Zombies franchises, and Titanfall, partially offset by decreased revenue in our SimCity, Crysis, and Dead Space franchises. In addition, our international investments and our cash and cash equivalents denominated in foreign currencies are subject to fluctuations in foreign currency exchange rates and decline in value when the U.S. dollar strengthens against the currencies in which our international investments are denominated.

Trends in Our Business

Digital Transformation. Our business continues to transform from a traditional packaged goods business model to one in which our games and services are sold and delivered via a network connection, with digitally-delivered content, features and services helping to extend the life of the respective game offering. For example, many of our products that traditionally have been sold only as packaged goods products can now also be purchased and downloaded via a network connection. We also include digitally-delivered content, features and services as part of the product offering, either made available for free or at additional cost. For example, the Ultimate Team mode incorporated into recent iterations of our FIFA, Madden NFL, NHL and NBA franchises and expansion packs available digitally for our Battlefield and Sims franchises have kept many of our players engaged with those games for longer periods of time. Additionally, our mobile and PC free-to-download games are available solely via digital delivery and are typically monetized through a business model through which we sell incremental content and/or features in discrete transactions. We also provide our EA Access service for the Xbox One which offers players access to a selection of EA games and other benefits for a monthly or annual fee.

We significantly increased our digital net revenue from $1,440 million in fiscal year 2013 to $1,833 million in fiscal year 2014 and $2,199 million during fiscal year 2015. We expect this portion of our business to continue to grow through fiscal year 2016 and beyond.

Console System Transition. We have made and will continue to make significant investments in products and services for the PlayStation 4 from Sony and Xbox One from Microsoft, and we also expect to continue to develop and market products and services for the Microsoft Xbox 360 and the Sony PlayStation 3. Industry sales of major games for these legacy consoles declined significantly during our 2015 fiscal year. Although the decline in sales for legacy consoles was less than we anticipated during fiscal year 2015, we think that this sales decline trend will continue. The success of our products and services for the new-generation consoles depends in part on the commercial success and adequate supply of, as well as our ability to develop commercially successful products and services for, these consoles.

Foreign Currency Exchange Rates. International sales are a fundamental part of our business, and the significant strengthening of the U.S. Dollar during the second half of fiscal year 2015 (particularly relative to the Euro, British pound sterling, Swedish krona and Canadian dollar) had a negative impact on our reported international net revenues, but a positive impact on our reported international operating expenses because these amounts were translated at lower rates in fiscal year 2015 than in fiscal year 2014. While we use foreign currency hedging contracts to mitigate some foreign currency exchange risk, these activities are limited in the protection that they provide us and can themselves result in losses. We currently anticipate foreign currency exchange rates to have a negative impact on our expected reported net revenue in fiscal year 2016 as compared to fiscal year 2015, but the strengthening of the U.S. dollar is expected to have a positive impact on our reported operating expenses as a significant portion of those expenses are incurred outside the United States.

Mobile and PC Free-to-Download Games. The proliferation of mobile phones and tablets has significantly increased the consumer base for mobile games. The broad consumer acceptance of free-to-download business models, which allow consumers to try new games with no up-front cost and pay for additional content or in-game items, has led to growth in the mobile gaming industry. Likewise, the mass introduction and wide consumer acceptance of free-to-download, micro-transaction-based PC games played over the Internet has also broadened our consumer base. We expect revenue generated from mobile and PC free-to-download games to remain an important part of our business.
We track an estimate of monthly active users (“MAUs”) for our mobile business, which we believe is a useful indicator of player engagement trends for that business. For the fiscal year ended March 31, 2015, we had average MAUs of over 165 million. MAUs are the aggregate number of individuals who accessed a particular game on a particular device in the last 30 days as of the measurement date. For our calculation, an individual who either plays two of our games on a single device, or the same game on two devices in the relevant period, would be counted as two users. Average MAUs for a particular period is the average of the MAUs at each month-end during that period. MAUs are calculated using internal company data based on tracking the activity of user accounts. We also include in this calculation data provided by our third party publishing partners for certain games that we develop but we exclude information from third party titles that we publish. From time to time, we adjust the calculation for user activity that is inconsistent with our methodology. We believe that the numbers are reasonable estimates of our user base for the applicable period of measurement; however, factors relating to user activity may impact these numbers. Our methodology for calculating MAUs may differ from the methodology used by other companies to calculate this metric.

Concentration of Sales Among the Most Popular Games. In all major segments of our industry, we see a large portion of games sales concentrated on the most popular titles, and many of those titles are sequels of prior games.  A significant portion of our revenue has historically been derived from games and services based on a few popular franchises. For example, in fiscal year 2015, net revenue generated from the sale of products and services associated with our three largest franchises accounted for approximately 54% of our net revenue. We expect this trend to continue in fiscal year 2016.

Recent Developments
Stock Repurchase Program. In May 2015, our Board of Directors authorized a new program to repurchase up to $1 billion of our common stock. This new stock repurchase program, which expires on May 31, 2017, supersedes and replaces the stock repurchase authorization approved in May 2014 under which we repurchased approximately 8.3 million shares for approximately $337 million during fiscal year 2015. Under the new program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. We continue to actively repurchase shares.

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
Revenue Recognition, Sales Returns and Allowances, and Bad Debt Reserves
We derive revenue principally from sales of interactive software games, and related content (e.g., micro-transactions) and services on (1) video game consoles (such as the PlayStation 3 and 4 from Sony, and the Xbox 360 and Xbox One from Microsoft) and PCs, and (2) mobile phones and tablets. We evaluate revenue recognition based on the criteria set forth in FASB Accounting Standards Codification (“ASC”) 605, Revenue Recognition and ASC 985-605, Software: Revenue Recognition. We classify our revenue as either product revenue or service and other revenue.

Product revenue. Our product revenue includes revenue associated with the sale of software games or related content, whether delivered via a physical disc (e.g., packaged goods) or delivered digitally via the Internet (e.g., full-game downloads, extra-content), and licensing of game software to third-parties. Product revenue also includes revenue from mobile full-game downloads that do not require our hosting support (e.g., premium mobile games), and sales of tangible products such as hardware, peripherals, or collectors’ items.

Service and other revenue. Our service revenue includes revenue recognized from time-based subscriptions and games or related content that requires our hosting support in order to utilize the game or related content (i.e., can only be played with an Internet connection). This includes (1) entitlements to content that are accessed through hosting services (e.g., micro-transactions for Internet-based, social network and free-to-download mobile games), (2) massively multi-player online (“MMO”) games (both software game and subscription sales), (3) subscriptions for our Battlefield Premium, EA Access and Pogo-branded online game services, and (4) allocated service revenue from sales of software games with an online service element (i.e., “matchmaking” service). Our other revenue includes advertising and non-software licensing revenue.

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

•
Delivery. For packaged goods, delivery is considered to occur when a product is shipped and the risk of loss and rewards of ownership have transferred to the customer. For digital downloads, delivery is considered to occur when the software is made available to the customer for download. For services and other, delivery is generally considered to occur as the service is delivered, which is determined based on the underlying service obligation. If there is significant uncertainty of acceptance, revenue is recognized once acceptance is reasonably assured.

Online-Enabled Games

The majority of our software games and related content can be connected to the Internet whereby a consumer may be able to download unspecified content or updates on a when-and-if-available basis (“unspecified updates”) for use with the original game software. In addition, we may also offer an online matchmaking service that permits consumers to play against each other via the Internet without a separate fee. U.S. GAAP requires us to account for the consumer’s right to receive unspecified updates or the matchmaking service for no additional fee as a “bundled” sale, or multiple-element arrangement.

We have an established historical pattern of providing unspecified updates (e.g., player roster updates to Madden NFL 15) to online-enabled games and related content at no additional charge to the consumer. We do not have vendor-specific objective evidence of fair value (“VSOE”) for these unspecified updates, and thus, as required by U.S. GAAP, we recognize revenue from the sale of these online-enabled games and related content over the period we expect to offer the unspecified updates to the consumer (“estimated offering period”).

Estimated Offering Period

Because the offering period is not an explicitly defined period, we must make an estimate of the offering period. Determining the estimated offering period is inherently subjective and is subject to regular revision based on historical online usage. For example, in determining the estimated offering period for unspecified updates associated with our online-enabled games, we consider the period of time consumers are online as online connectivity is required. On an annual basis, we review consumers’ online gameplay of all online-enabled games that have been released 12 to 24 months prior to the evaluation date. For example, if our evaluation date is April 1, 2014, we evaluate all online-enabled games released between April 1, 2012 and March 31, 2013. Based on this population of games, for all players that register the game online within the first six months of release of the game to the general public, we compute the weighted-average number of days for each online-enabled game, based on when a player initially registers the game online to when that player last plays the game online. We then compute the weighted-average number of days for all online-enabled games by multiplying the weighted-average number of days for each online-enabled game by its relative percentage of total units sold from these online-enabled games (i.e., a game with more units sold will have a higher weighting to the overall computation than a game with fewer units sold). Under a similar computation, we also consider the estimated period of time between the date a game unit is sold to a reseller and the date the reseller sells the game unit to an end consumer (i.e., time in channel). Based on these two calculations we then consider the method of distribution. For example, physical software games sold at retail would have a composite offering period equal to the online gameplay plus time in channel as opposed to digitally distributed software games which are delivered immediately via digital download and thus have no concept of channel. Additionally, we consider results from prior analyses, known online gameplay trends, as well as disclosed service periods for competitors’ games in determining the estimated offering period for future sales.

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

Prior to July 1, 2013, for most sales, we estimated the offering period to be six months and recognized revenue over this period in the month after delivery. During the three months ended September 30, 2013, we completed our fiscal 2014 annual evaluation of the estimated offering period and noted that generally, consumers were playing our games online over a longer period of time. Based on this, we concluded that for physical software sales made after June 30, 2013, the estimated offering period should be increased to nine months, resulting in revenue being recognized over a longer period of time. This change in estimate resulted in an estimated decrease to net revenue and net income of $474 million and a decrease of $1.50 of diluted earnings per share for fiscal year 2014. During the fiscal year ended March 31, 2015, this change in estimate resulted in an estimated increase to net revenue and net income of $474 million and an increase of $1.46 of diluted earnings per share. The estimated offering period for digitally distributed games did not change and is six months. We completed our fiscal 2015 annual evaluation during the second quarter and determined that the estimated offering period for physical software sales and digital sales continues to be nine months and six months, respectively.
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
Principal Agent Considerations
In accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, we evaluate sales of our interactive software games via third party storefronts, including digital storefronts such as Xbox Live Marketplace, Sony PSN, Apple App Store, and Google Play, in order to determine whether or not we are acting as the principal or as an agent, which we consider in determining if revenue should be reported gross or net of fees retained by the storefront. Key indicators that we evaluate in determining gross versus net treatment include but are not limited to the following:

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

We determine our allowance for doubtful accounts by evaluating the following: customer creditworthiness, current economic trends, historical experience, age of current accounts receivable balances, and changes in financial condition or payment terms of our customers. Significant management judgment is required to estimate our allowance for doubtful accounts in any accounting period. The amount and timing of our bad debt expense and cash collection could change significantly as a result of a change in any of the evaluation factors mentioned above.
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

As of our last annual assessment of goodwill in the fourth quarter of fiscal year 2015, we determined that it was more likely than not that the fair value of our reporting unit exceeded its carrying amount and, as such, we did not need to perform the two-step impairment test. We have not identified any indicators of impairment since that assessment.

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

Royalty-based obligations with content licensors and distribution affiliates are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of revenue generally at the greater of the contractual rate or an effective royalty rate based on the total projected net revenue for contracts with guaranteed minimums. Significant judgment is required to estimate the effective royalty rate for a particular contract. Because the computation of effective royalty rates requires us to project future revenue, it is inherently subjective as our future revenue projections must anticipate a number of factors, including (1) the total number of titles subject to the contract, (2) the timing of the release of these titles, (3) the number of software units and amount of extra content that we expect to sell, which can be impacted by a number of variables, including product quality, number of platforms we release on, the timing of the title’s release and competition, and (4) future pricing. Determining the effective royalty rate for our titles is particularly challenging due to the inherent difficulty in predicting the popularity of entertainment products. Furthermore, if we conclude that we are unable to make a reasonably reliable forecast of projected net revenue, we recognize royalty expense at the greater of contract rate or on a straight-line basis over the term of the contract. Accordingly, if our future revenue projections change, our effective royalty rates would change, which could impact the amount and timing of royalty expense we recognize.

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

Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product and service sales. Any impairments or losses determined before the launch of a product are generally charged to research and development expense. Impairments or losses determined post-launch are charged to cost of revenue. We evaluate long-lived royalty-based assets for impairment using undiscounted cash flows when impairment indicators exist. If impairment exists, then the assets are written down to fair value. Unrecognized minimum royalty-based commitments are accounted for as executory contracts, and therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated.
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
In fiscal year 2015, we reported U.S. pre-tax income, compared to pre-tax losses in each of the last seven fiscal years. We have not yet been able to establish a sustained level of profitability in the U.S. or other sufficient significant positive evidence to conclude that our U.S. deferred tax assets are more likely than not to be realized. Therefore, we continue to maintain a valuation allowance against most of our U.S. deferred tax assets. It is reasonably possible that in fiscal year 2016 we will establish a sustained level of profitability in the U.S. As a result, it is possible that a significant portion of the $539 million valuation allowance recorded against our U.S. deferred tax assets at March 31, 2015 could be reversed by the end of fiscal year 2016.
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

Impact of Recently Issued Accounting Standards
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The disclosure requirements will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2015, and will require retrospective application. Early adoption is permitted. We do not expect the adoption to have a material impact on our Consolidated Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its Consolidated Financial Statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. The new standard is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. We are required to adopt this standard in the first quarter of fiscal year 2018; however, in April 2015, the FASB issued an exposure draft that would provide us with the option to adopt in either the first quarter of fiscal year 2018 or fiscal year 2019. We have not determined which of these two fiscal years we would adopt if the exposure draft is issued as final in its current form.

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ended March 31, 2015, 2014 and 2013 each contained 52 weeks and ended on March 28, 2015, March 29, 2014, and March 30, 2013, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month-end.

Net Revenue
Net revenue consists of sales generated from (1) video games sold as packaged goods or as digital downloads and designed for play on video game consoles (such as the PlayStation 3 and 4 from Sony, and the Xbox 360 and One from Microsoft) and PCs, (2) video games for mobile phones and tablets, (3) separate software products and content and online game services associated with these products, (4) licensing our game software to third parties, (5) allowing other companies to manufacture and sell our products in conjunction with other products, and (6) advertisements on our online web pages and in our games.

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

Comparison of Fiscal Year 2015 to Fiscal Year 2014
Net Revenue
For fiscal year 2015, net revenue was $4,515 million and increased $940 million, or 26 percent, as compared to fiscal year 2014. This increase was driven by a $1,481 million increase in revenue primarily from the FIFA and Madden NFL franchises, and Titanfall. This increase was partially offset by a $541 million decrease in revenue primarily from the SimCity, Crysis, Dead Space, and NCAA Football franchises, and Star Wars: The Old Republic.

Net Revenue by Product Revenue and Service and Other Revenue

Our net revenue by product revenue and service and other revenue for fiscal years 2015 and 2014 was as follows (in millions):

	Year Ended March 31,
	2015	2014	$ Change	% Change
Net revenue:
Product	$2,568	$2,134	$434	20%
Service and other	$1,947	$1,441	$506	35%
Total net revenue	$4,515	$3,575	$940	26%

Product Revenue

For fiscal year 2015, product revenue was $2,568 million, primarily driven by FIFA 15, FIFA 14 and Battlefield 4. Product revenue increased $434 million, or 20 percent, as compared to fiscal year 2014. This increase was driven by an $837 million increase primarily from the FIFA, Madden NFL and Dragon Age franchises. This increase was partially offset by a $403 million decrease primarily from the Crysis, Dead Space, NCAA Football, Tiger Woods PGA Tour and Army of Two franchises.

Service and Other Revenue

For fiscal year 2015, service and other revenue was $1,947 million, primarily driven by FIFA Ultimate Team, Titanfall, and Battlefield 4 Premium. Service and other revenue for fiscal year 2015 increased $506 million, or 35 percent, as compared to fiscal year 2014. This increase was driven by a $660 million increase primarily from Titanfall and the FIFA and Plants vs Zombies franchises. This increase was partially offset by a $154 million decrease primarily from SimCity franchise, Star Wars: The Old Republic, and Pogo-branded online games services.

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

Our sales are generally deferred and recognized over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally delivered games and content, and therefore, the related revenue recognized during the fiscal quarter ended March 31 is primarily due to sales that occurred during the preceding six-month period for digitally delivered games and content, and the preceding nine-month period for physical games sold through retail. Consequently, most Revenue Deferrals incurred in the first quarter of a fiscal year are recognized within the same fiscal year; however, substantially all of the Revenue Deferrals incurred in the last month of a fiscal year will be recognized in the subsequent fiscal year.

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

Our non-GAAP net revenue by revenue composition and the reconciliation to net revenue for fiscal years 2015 and 2014 was as follows (in millions):

	Year Ended March 31,
	2015	2014	$ Change	% Change
Packaged goods and other	$2,089	$2,228	$(139)	(6)%

Full-game downloads	419	323	96	30%
Extra content	925	760	165	22%
Subscriptions, advertising, and other	362	258	104	40%
Mobile	524	452	72	16%
Total Digital	2,230	1,793	437	24%

Net Revenue before Revenue Deferral (Non-GAAP Net Revenue)	$4,319	$4,021	$298	7%

Revenue Deferral	(3,536)	(3,350)	(186)	(6)%
Recognition of Revenue Deferral	3,732	2,904	828	29%
Change in deferred net revenue (online-enabled games)	196	(446)	642	144%
Total net revenue	$4,515	$3,575	$940	26%

Net Revenue before Revenue Deferral

Packaged goods and other

Packaged goods revenue includes sales of software that is distributed physically. This includes (1) sales of our internally-developed and co-published game software distributed physically through traditional channels such as brick and mortar retailers, (2) our software licensing revenue from third parties (for example, makers of personal computers or computer accessories) who include certain of our products for sale with their products (“OEM bundles”), and (3) sales through our Switzerland distribution business. Other revenue includes our non-software licensing revenue.

For fiscal year 2015, packaged goods and other Net Revenue before Revenue Deferral was $2,089 million, primarily driven by FIFA 15, Madden NFL 15, and Dragon Age: Inquisition. Packaged goods and other Net Revenue before Revenue Deferral for fiscal year 2015 decreased $139 million, or 6 percent, as compared to fiscal year 2014. This decrease was driven by a $650 million decrease in sales primarily from the Battlefield, Need for Speed and NCAA Football franchises. This decrease was partially offset by a $511 million increase in sales primarily from the Dragon Age, FIFA, and FIFA World Cup franchises.

Digital

Digital revenue includes sales of software distributed through direct download via the Internet. This includes full-game downloads, extra content, subscriptions, advertising and other, and mobile revenue. Digital revenue includes internally-developed and co-published game software distributed through our direct-to-consumer platform Origin, distributed wirelessly through mobile carriers, or licensed to our third-party publishing partners who distribute our games digitally. Full-game downloads are generally classified as product revenue with the exception of our MMO and full-game downloads related to games that require our hosting support in order to utilize the game or related content (e.g. Titanfall and Plants vs. Zombies: Garden Warfare), which are classified as service revenue. Subscriptions, advertising and other revenue and free-to-download mobile games are each generally classified as service and other revenue.

For fiscal year 2015, digital Net Revenue before Revenue Deferral was $2,230 million, an increase of $437 million, or 24%, as compared to fiscal year 2014. This increase is due to (1) a $96 million or 30 percent increase in full-game download sales primarily driven by Dragon Age: Inquisition, FIFA 15 and The Sims 4, (2) a $165 million or 22 percent increase in extra content and free-to-download sales primarily driven by FIFA Ultimate Team and Madden Ultimate Team, (3) a $104 million or 40 percent increase in subscription sales primarily driven by Battlefield 4 Premium, and (4) a $72 million or 16 percent increase in mobile revenue primarily driven by Madden NFL Mobile, Simcity BuildIt, FIFA 15 Mobile, and FIFA Online 3.

Revenue Deferral

Revenue Deferral for fiscal year 2015 increased $186 million, or 6 percent, as compared to fiscal year 2014. This increase was primarily due to a $298 million increase in Net Revenue before Revenue Deferral related to our packaged goods and other and digital sales during fiscal year 2015 as compared to fiscal year 2014.

Recognition of Revenue Deferral

The Recognition of Revenue Deferral for fiscal year 2015 increased $828 million, or 29 percent, as compared to fiscal year 2014. This increase was primarily due to (1) the increase in our estimated offering period from six to nine months, which was implemented during the second quarter of fiscal year 2014 for packaged goods sold through retail, and (2) an increase in digital and packaged goods sales during the preceding six and nine-month period. The change in estimated offering period resulted in an estimated increase to net revenue and net income of $474 million and an increase of $1.46 of diluted earnings per share for the fiscal year ended March 31, 2015.

Cost of Revenue

Cost of revenue for fiscal years 2015 and 2014 was as follows (in millions):

	March 31, 2015	% of Related Net Revenue	March 31, 2014	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$1,028	40.0%	$1,032	48.4%	(0.4)%	(8.4)%
Service and other	401	20.6%	315	21.9%	27.3%	(1.3)%
Total cost of revenue	$1,429	31.7%	$1,347	37.7%	6.1%	(6.0)%

Cost of Product Revenue
Cost of product revenue consists of (1) product costs, (2) certain royalty expenses for celebrities, professional sports and other organizations, and independent software developers, (3) manufacturing royalties, net of volume discounts and other vendor reimbursements, (4) expenses for defective products, (5) write-offs of post-launch prepaid royalty costs and losses on previously unrecognized licensed intellectual property commitments, (6) amortization of certain intangible assets, (7) personnel-related costs, and (8) warehousing and distribution costs. We generally recognize volume discounts when they are earned from the manufacturer (typically in connection with the achievement of unit-based milestones); whereas other vendor reimbursements are generally recognized as the related revenue is recognized.

Cost of product revenue decreased by $4 million, or 0.4 percent in fiscal year 2015, as compared to fiscal year 2014. Cost of product revenue decreased primarily due to an increase in net revenue before revenue deferral from our digital product sales that generally have lower costs than our packaged goods and other product sales during fiscal year 2015, as compared to the fiscal year 2014, partially offset by a loss of $122 million on a previously unrecognized licensed intellectual property commitment recognized during the three months ended June 30, 2014.

Cost of Service and Other Revenue
Cost of service and other revenue consists primarily of (1) royalty costs, (2) data center, bandwidth and server costs associated with hosting our online games and websites, (3) platform processing fees from operating our website-based games on third party platforms, and (4) credit card fees associated with our service revenue.

Cost of service and other revenue increased by $86 million, or 27.3 percent in fiscal year 2015, as compared to fiscal year 2014. The increase was primarily due to an increase in royalty-related costs due to FIFA Ultimate Team, Madden Ultimate Team, and Titanfall.

Total Cost of Revenue as a Percentage of Total Net Revenue
During the fiscal year ended March 31, 2015, total cost of revenue as a percentage of total net revenue decreased by 6.0 percent as compared to the fiscal year ended March 31, 2014. Excluding the loss of $122 million on previously unrecognized license intellectual property recognized during three months ended June 30, 2014, total cost of revenue as a percentage of total net revenue decreased 8.8 percent as a result of an increase in our digital products and services that generally have a lower cost than our packaged goods and other products.

Research and Development
Research and development expenses consist of expenses incurred by our production studios for personnel-related costs, related overhead costs, contracted services, depreciation and any impairment of prepaid royalties for pre-launch products. Research and development expenses for our online products include expenses incurred by our studios consisting of direct development and related overhead costs in connection with the development and production of our online games. Research and development expenses also include expenses associated with our digital platform, software licenses and maintenance, and management overhead.
Research and development expenses for fiscal years 2015 and 2014 were as follows (in millions):

March 31, 2015	% of Net Revenue	March 31, 2014	% of Net Revenue	$ Change	% Change
$1,094	24%	$1,125	31%	$(31)	(3)%
Research and development expenses decreased by $31 million, or 3 percent, in fiscal year 2015, as compared to fiscal year 2014. Excluding the $20 million positive impact of foreign currency exchange rates due to translation and related cash flow hedging activities, we estimate that research and development would have decreased by $11 million. This $11 million decrease was primarily due to a $15 million decrease in personnel-related costs resulting from a reduction in headcount and a $17 million decrease in contracted services as a result of higher development contracted services in fiscal year 2014 due to Titanfall, Battlefield 4, and EA Sports UFC as compared to the current fiscal year. These decreases were partially offset by a $21 million increase in facility-related costs primarily due to $6 million in operating costs for new office expansions and $5 million in certain facility closures.
Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for fiscal years 2015 and 2014 were as follows (in millions):

March 31, 2015	% of Net Revenue	March 31, 2014	% of Net Revenue	$ Change	% Change
$647	14%	$680	19%	$(33)	(5)%
Marketing and sales expenses decreased by $33 million, or 5 percent, in fiscal year 2015, as compared to fiscal year 2014. The decrease was primarily due to (1) a $9 million decrease in personnel-related costs, (2) a $10 million decrease in facility-related costs, and (3) a $9 million decrease in contracted services due to fewer frontline title releases during fiscal year 2015 than during fiscal year 2014.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology (“IT”), related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for fiscal years 2015 and 2014 were as follows (in millions):

March 31, 2015	% of Net Revenue	March 31, 2014	% of Net Revenue	$ Change	% Change
$386	9%	$410	11%	$(24)	(6)%
General and administrative expenses decreased by $24 million, or 6 percent, in fiscal year 2015, as compared to fiscal year 2014, primarily due to a $30 million expense related to the settlement of a litigation matter during the fiscal year ended March 31, 2014 and an $23 million decrease in costs incurred on a license, both related to our college football franchise. This was partially offset by an $11 million increase primarily related to other litigation matters and a $16 million increase in personnel-related costs during the fiscal year ended March 31, 2015.

Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration for fiscal years 2015 and 2014 were as follows (in millions):

March 31, 2015	% of Net Revenue	March 31, 2014	% of Net Revenue	$ Change	% Change
(3)	—%	(35)	(1)%	$32	91%
During fiscal year 2015, acquisition-related contingent consideration credits decreased by $32 million, or 91 percent, as compared to fiscal year 2014, primarily resulting from changes in the fair market value of the acquisition-related contingent consideration of our PopCap acquisition during fiscal year 2014. The PopCap earn-out expired on December 31, 2013. No payments were made under this earn-out.

Income Taxes
Provision for (benefit from) income taxes for fiscal years 2015 and 2014 was as follows (in millions):

March 31, 2015	Effective Tax Rate	March 31, 2014	Effective Tax Rate
$50	5.4%	$(1)	(14.3)%
Our effective tax rate for fiscal year 2015 was a tax expense of 5.4 percent. The fiscal year 2015 effective tax rate differs from the statutory rate of 35.0 percent primarily due to the utilization of U.S. deferred tax assets, which were subject to a valuation allowance, excess tax benefits from stock-based compensation deductions allocated directly to contributed capital, and non-U.S. profits subject to a reduced or zero tax rates. The provision for income taxes for fiscal year 2015 differs from the benefit from income taxes for fiscal year 2014 primarily due to benefits related to the expiration of statutes of limitations and the resolution of examinations by taxing authorities recorded in fiscal year 2014.
Our effective tax rate for the fiscal year 2014 differs from the statutory rate of 35.0 percent as a result of the utilization of U.S. deferred tax assets subject to a valuation allowance and tax benefits related to the expiration of statutes of limitations and the resolution of examinations by taxing authorities.
Our effective income tax rates for fiscal year 2016 and future periods will depend on a variety of factors, including changes in the deferred tax valuation allowance, changes in our business such as acquisitions and intercompany transactions, changes in our international structure, changes in the geographic location of business functions or assets, changes in the geographic mix of income, changes in or termination of our agreements with tax authorities, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile.
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

Net Revenue by Product Revenue and Service and Other Revenue

Our net revenue by product revenue and service and other revenue for fiscal years 2014 and 2013 was as follows (in millions):

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

Supplemental Non-GAAP Net Revenue by Revenue Composition

Our non-GAAP net revenue by revenue composition and the reconciliation to net revenue for fiscal years 2014 and 2013 was as follows (in millions):

	Year Ended March 31,
	2014	2013	$ Change	% Change
Packaged goods and other	$2,228	$2,130	$98	5%

Full-game downloads	323	221	102	46%
Extra content	760	654	106	16%
Subscriptions, advertising, and other	258	425	(167)	(39)%
Mobile	452	363	89	25%
Total Digital	1,793	1,663	130	8%

Net Revenue before Revenue Deferral (Non-GAAP Net Revenue)	$4,021	$3,793	$228	6%

Revenue Deferral	(3,350)	(3,022)	(328)	(11)%
Recognition of Revenue Deferral	2,904	3,026	(122)	(4)%
Change in deferred net revenue (online-enabled games)	(446)	4	(450)	(11,250)%
Total net revenue	$3,575	$3,797	$(222)	(6)%

Net Revenue before Revenue Deferral

Packaged goods and other Revenue

For fiscal year 2014, packaged goods and other Net Revenue before Revenue Deferral was $2,228 million, primarily driven by FIFA 14, Battlefield 4, and Madden NFL 25. Packaged goods and other Net Revenue before Revenue Deferral for fiscal year 2014 increased $98 million, or 5 percent, as compared to fiscal year 2013. This increase was driven by a $653 million increase in sales primarily from the Battlefield and FIFA franchises, and Titanfall. This increase was partially offset by a $555 million decrease in sales primarily from the Medal of Honor, The Sims, Crysis, and Dead Space franchises and decrease in sales from The Secret World and our Switzerland distribution business.

Digital Revenue

For fiscal year 2014, digital Net Revenue before Revenue Deferral was $1,793 million, an increase of $130 million, or 8%, as compared to fiscal year 2013. This increase is due to (1) a $297 million or 24 percent increase in full-game download, extra content and free-to-download sales primarily driven by FIFA 14, Battlefield 4, and FIFA Online 3. These increases were partially offset by a $167 million or 39 percent decrease in subscription sales primarily driven by Battlefield 3 Premium subscription, Star Wars: The Old Republic and FIFA 13. In fiscal year 2013, Star Wars: The Old Republic was a subscription-only based MMO. In fiscal year 2014, some of the revenue from this title was recognized in the free-to-download category as we expanded this title to be both a subscription and free-to-download game.

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

Cost of Revenue

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

LIQUIDITY AND CAPITAL RESOURCES

	As of March 31,		Increase
(In millions)	2015	2014
Cash and cash equivalents	$2,068	$1,782	$286
Short-term investments	953	583	370
Total	$3,021	$2,365	$656
Percentage of total assets	49%	41%
	Year Ended March 31,		Change
(In millions)	2015	2014
Cash provided by operating activities	$1,067	$712	$355
Cash used in investing activities	(470)	(301)	(169)
Cash provided by (used in) financing activities	(255)	89	(344)
Effect of foreign exchange on cash and cash equivalents	(56)	(10)	(46)
Net increase in cash and cash equivalents	$286	$490	$(204)
Changes in Cash Flow
Operating Activities. Cash provided by operating activities increased $355 million during fiscal year 2015 as compared to fiscal year 2014. The change is primarily due to a $298 million increase in Net Revenue before Revenue Deferral and an $88 million decrease in research and development, marketing and sales, and general and administrative expenses during the fiscal year ended March 31, 2015 as compared to the fiscal year ended March 31, 2014.
Investing Activities. Cash used in investing activities increased $169 million during fiscal year 2015 as compared to fiscal year 2014 primarily driven by a $502 million increase in purchases of short-term investments. This was partially offset by a $326 million increase in proceeds from the sales and maturities of short-term investments during the fiscal year ended March 31, 2015 as compared to the fiscal year ended March 31, 2014.
Financing Activities. Cash used in financing activities increased $344 million during fiscal year 2015 as compared to fiscal year 2014 primarily due to $337 million used to repurchase and retire common stock during the fiscal year ended March 31, 2015 as compared to no stock repurchases during the fiscal year ended March 31, 2014.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of March 31, 2015, our short-term investments had gross unrealized gains of $1 million, or less than 1 percent of the total in short-term investments, and gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

Fiscal 2011 Restructuring
In connection with our fiscal 2011 restructuring plan, we expect to incur cash expenditures of approximately $11 million through December 2015.

Financing Arrangement
In July 2011, we issued $632.5 million aggregate principal amount of 0.75% Convertible Senior Notes due 2016 (the “Notes”). We used the net proceeds of the Notes to finance the cash consideration of our acquisition of PopCap, which closed in August 2011. The Notes will mature on July 15, 2016, unless purchased earlier or converted in accordance with their terms prior to such date.
During the fiscal quarter ended March 31, 2015, the market value of our common stock exceeded the conversion trigger price of $41.26 per share for at least 20 trading days of the 30 consecutive trading days preceding quarter end. As a result, the Notes are convertible at the option of the holder through July 4, 2015. See Note 12 - Financing Arrangements to the Consolidated Financial Statements as it relates to the Notes, the convertibility of the Notes, and the Convertible Note Hedge and Warrants, which is incorporated by reference into this Item 7.

Credit Facility
On March 19, 2015, we entered into a new $500 million senior unsecured revolving credit facility with a syndicate of banks. As of March 31, 2015, no amounts were outstanding under the credit facility. See Note 12 - Financing Arrangements to the Consolidated Financial Statements in this Form 10-K as it relates to our credit facility, which is incorporated by reference into this Item 7.
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
As of March 31, 2015, approximately $1,156 million of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we may be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
In May 2014, a special committee of our Board of Directors, on behalf of the full Board of Directors, authorized a two-year program to repurchase up to $750 million of our common stock. We repurchased approximately 8 million shares under this program during the fiscal year ended March 31, 2015 for approximately $337 million.
In May 2015, our Board of Directors authorized a new program to repurchase up to $1 billion of our common stock. This new stock repurchase program, which expires on May 31, 2017, supersedes and replaces the stock repurchase authorization approved in May 2014. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. We continue to actively repurchase shares.
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
Contractual Obligations and Commercial Commitments
Note 13 - Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-K as it relates to our contractual obligations and commercial commitments is incorporated by reference into this Item 7.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

INFLATION
We believe the impact of inflation on our results of operations has not been significant in any of the past three fiscal years.

Item 7A:     Quantitative and Qualitative Disclosures About Market Risk
MARKET RISK
We are exposed to various market risks, including changes in foreign currency exchange rates, interest rates and market prices, which have experienced significant volatility. Market risk is the potential loss arising from changes in market rates and market prices. We employ established policies and practices to manage these risks. Foreign currency forward contracts are used to hedge anticipated exposures or mitigate some existing exposures subject to foreign exchange risk as discussed below. While we do not hedge our short-term investment portfolio, we protect our short-term investment portfolio against different market risks, including interest rate risk as discussed below. Our cash and cash equivalents portfolio consists of highly liquid investments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase. We do not enter into derivatives or other financial instruments for speculative trading purposes and do not hedge our market price risk relating to marketable equity securities, if any.
Foreign Currency Exchange Rate Risk

Foreign Currency Exchange Rates. International sales are a fundamental part of our business, and the significant strengthening of the U.S. Dollar during the second half of fiscal year 2015 (particularly relative to the Euro, British pound sterling, Swedish krona and Canadian dollar) had a negative impact on our reported international net revenues, but a positive impact on our reported international operating expenses because these amounts were translated at lower rates in fiscal year 2015 than in fiscal year 2014. While we use foreign currency hedging contracts to mitigate some foreign currency exchange risk, these activities are limited in the protection that they provide us and can themselves result in losses. We currently anticipate foreign currency exchange rates to have a negative impact on our expected reported net revenue in fiscal year 2016 as compared to fiscal year 2015, but the strengthening of the U.S. dollar is expected to have a positive impact on our reported operating expenses as a significant portion of those expenses are incurred outside the United States.
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
We believe the counterparties to our foreign currency forward contracts are creditworthy multinational commercial banks. While we believe the risk of counterparty nonperformance is not material, a sustained decline in the financial stability of financial institutions as a result of disruption in the financial markets could affect our ability to secure creditworthy counterparties for our foreign currency hedging programs.

Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of March 31, 2015, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $59 million and $118 million, respectively. As of March 31, 2015, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $25 million and $50 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially. See Note 4 - Derivative Financial Instruments to the Consolidated Financial Statements in this Form 10-K as it relates to our derivative financial instruments, which is incorporated by reference into this Item 7A.
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
As of March 31, 2015, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity.

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of March 31, 2015, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of March 31, 2015	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$475	$473	$470	$467	$463	$462	$458
U.S. Treasury securities	219	218	216	214	213	211	210
U.S. agency securities	166	164	163	162	161	159	158
Commercial paper	110	110	110	110	110	109	109
Total short-term investments	$970	$965	$959	$953	$947	$941	$935

Item 8:     Financial Statements and Supplementary Data

Other financial statement schedules have been omitted because the information called for in them is not required or has already been included in either the Consolidated Financial Statements or the Notes thereto.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)	March 31, 2015	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,068	$1,782
Short-term investments	953	583
Receivables, net of allowances of $140 and $186, respectively	362	327
Inventories	36	56
Deferred income taxes, net	54	74
Other current assets	247	316
Total current assets	3,720	3,138
Property and equipment, net	459	510
Goodwill	1,713	1,723
Acquisition-related intangibles, net	111	177
Deferred income taxes, net	13	28
Other assets	131	140
TOTAL ASSETS	$6,147	$5,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68	$119
Accrued and other current liabilities	794	781
Deferred net revenue (online-enabled games)	1,283	1,490
0.75% convertible senior notes due 2016, net	602	—
Total current liabilities	2,747	2,390
0.75% convertible senior notes due 2016, net	—	580
Income tax obligations	70	189
Deferred income taxes, net	80	18
Other liabilities	183	117
Total liabilities	3,080	3,294
Commitments and contingencies (See Note 13)
0.75% convertible senior notes due 2016 (See Note 12)	31	—
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 310 and 311 shares issued and outstanding, respectively	3	3
Additional paid-in capital	2,127	2,353
Retained earnings	904	29
Accumulated other comprehensive income	2	37
Total stockholders’ equity	3,036	2,422
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,147	$5,716
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(In millions, except per share data)	2015	2014	2013
Net revenue:
Product	$2,568	$2,134	$2,738
Service and other	1,947	1,441	1,059
Total net revenue	4,515	3,575	3,797
Cost of revenue:
Product	1,028	1,032	1,085
Service and other	401	315	303
Total cost of revenue	1,429	1,347	1,388
Gross profit	3,086	2,228	2,409
Operating expenses:
Research and development	1,094	1,125	1,153
Marketing and sales	647	680	788
General and administrative	386	410	354
Acquisition-related contingent consideration	(3)	(35)	(64)
Amortization of intangibles	14	16	30
Restructuring and other charges	—	(1)	27
Total operating expenses	2,138	2,195	2,288
Operating income	948	33	121
Gains on strategic investments, net	—	—	39
Interest and other income (expense), net	(23)	(26)	(21)
Income before provision for (benefit from) income taxes	925	7	139
Provision for (benefit from) income taxes	50	(1)	41
Net income	$875	$8	$98
Net income per share:
Basic	$2.81	$0.03	$0.32
Diluted	$2.69	$0.03	$0.31
Number of shares used in computation:
Basic	311	308	310
Diluted	325	316	313
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
(In millions)	2015	2014	2013
Net income	$875	$8	$98
Other comprehensive income (loss), net of tax:
Change in unrealized net gains and losses on available-for-sale securities	1	—	(46)
Reclassification adjustment for net realized gains on available-for-sale securities	—	—	(41)
Change in unrealized net gains and losses on derivative instruments	20	(19)	(2)
Reclassification adjustment for net realized gains and losses on derivative instruments	11	9	4
Foreign currency translation adjustments	(67)	(22)	(19)
Total other comprehensive loss, net of tax	(35)	(32)	(104)
Total comprehensive income (loss)	$840	$(24)	$(6)

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, share data in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2012	320,223	$3	$2,359	$(77)	$173	$2,458
Total comprehensive loss	—	—	—	98	(104)	(6)
Issuance of common stock	7,801	—	1	—	—	1
Repurchase and retirement of common stock	(25,860)	—	(349)	—	—	(349)
Stock-based compensation	—	—	164	—	—	164
Tax costs from stock-based compensation	—	—	(1)	—	—	(1)
Balances as of March 31, 2013	302,164	3	2,174	21	69	2,267
Total comprehensive loss	—	—	—	8	(32)	(24)
Issuance of common stock	9,278	—	16	—	—	16
Stock-based compensation	—	—	150	—	—	150
Tax benefit from stock-based compensation	—	—	13	—	—	13
Balances as of March 31, 2014	311,442	3	2,353	29	37	2,422
Total comprehensive income	—	—	—	875	(35)	840
Issuance of common stock	6,508	—	(24)	—	—	(24)
Reclassification of equity component of convertible debt to temporary equity	—	—	(31)	—	—	(31)
Repurchase and retirement of common stock	(8,269)	—	(337)	—	—	(337)
Stock-based compensation	—	—	144	—	—	144
Tax benefit from stock-based compensation	—	—	22	—	—	22
Balances as of March 31, 2015	309,681	$3	$2,127	$904	$2	$3,036
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In millions)	2015	2014	2013
OPERATING ACTIVITIES
Net income	$875	$8	$98
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	220	227	264
Stock-based compensation	144	150	164
Acquisition-related contingent consideration	(3)	(35)	(64)
Net losses (gains) on investments	—	2	(37)
Non-cash restructuring charges	—	—	7
Change in assets and liabilities:
Receivables, net	(54)	(12)	56
Inventories	19	(13)	16
Other assets	87	(56)	15
Accounts payable	(46)	(18)	(78)
Accrued and other liabilities	31	(3)	(106)
Deferred income taxes, net	1	16	(7)
Deferred net revenue (online-enabled games)	(207)	446	(4)
Net cash provided by operating activities	1,067	712	324
INVESTING ACTIVITIES
Capital expenditures	(95)	(97)	(106)
Proceeds from sale of marketable equity securities	—	—	72
Proceeds from maturities and sales of short-term investments	727	401	459
Purchase of short-term investments	(1,102)	(600)	(414)
Acquisition-related restricted cash	—	—	31
Acquisition of subsidiaries, net of cash acquired	—	(5)	(10)
Net cash provided by (used in) investing activities	(470)	(301)	32
FINANCING ACTIVITIES
Proceeds from issuance of common stock	60	77	34
Payment of debt issuance costs	—	—	(2)
Excess tax benefit from stock-based compensation	22	13	—
Repurchase and retirement of common stock	(337)	—	(349)
Acquisition-related contingent consideration payment	—	(1)	(28)
Net cash provided by (used in) financing activities	(255)	89	(345)
Effect of foreign exchange on cash and cash equivalents	(56)	(10)	(12)
Increase (decrease) in cash and cash equivalents	286	490	(1)
Beginning cash and cash equivalents	1,782	1,292	1,293
Ending cash and cash equivalents	$2,068	$1,782	$1,292
Supplemental cash flow information:
Cash paid during the year for income taxes, net	$2	$29	$26
Cash paid during the year for interest	$6	$6	$5
Non-cash investing activities:
Change in unrealized net gains and losses on available-for-sale securities	$1	$—	$(46)
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We develop, market, publish and distribute game software content and services that can be played by consumers on a variety of platforms, including video game consoles (such as the PlayStation 3 and 4 from Sony, and the Xbox 360 and Xbox One from Microsoft), PCs, mobile phones and tablets. We deliver our games and services to our players across multiple platforms, through multiple distribution channels, and directly (online and wirelessly). Some of our games are based on our wholly-owned intellectual property (e.g., Battlefield, Mass Effect, Need for Speed, Dragon Age, The Sims, SimCity, Bejeweled, and Plants vs. Zombies), and some of our games leverage content that we license from others (e.g., FIFA, Madden NFL and Star Wars). We also publish and distribute games developed by third parties (e.g., Titanfall). Our goal is to develop our intellectual properties into year-round businesses available on a range of platforms. Our products and services may be purchased through physical and online retailers, platform providers such as console manufacturers, providers of free-to-download PC games played on the Internet, mobile carriers via streaming and digital downloads, and directly through Origin, our own digital distribution platform.
A summary of our significant accounting policies applied in the preparation of our Consolidated Financial Statements follows:
Consolidation
The accompanying Consolidated Financial Statements include the accounts of Electronic Arts Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ended March 31, 2015, 2014 and 2013 each contained 52 weeks and ended on March 28, 2015, March 29, 2014, and March 30, 2013, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month-end.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. Such estimates include sales returns and allowances, provisions for doubtful accounts, accrued liabilities, offering periods for deferred net revenue, multiple-element arrangements, income taxes, losses on royalty commitments, estimates regarding the recoverability of prepaid royalties, inventories, long-lived assets, assets acquired and liabilities assumed in business combinations, certain estimates related to the measurement and recognition of costs resulting from our stock-based payment awards, deferred income tax assets and associated valuation allowances, as well as estimates used in our goodwill, intangibles and short-term investment impairment tests. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and future trends, can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from our estimates.
Cash, Cash Equivalents, and Short-Term Investments
Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase.
Short-term investments consist of securities with original or remaining maturities of greater than three months at the time of purchase, are accounted for as available-for-sale securities and are recorded at fair value. Cash, cash equivalents and short-term investments are available for use in current operations or other activities such as capital expenditures, business combinations and share repurchases.

Unrealized gains and losses on our short-term investments are recorded as a component of accumulated other comprehensive income in stockholders’ equity, net of tax, until either (1) the security is sold, (2) the security has matured, or (3) we determine that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. Realized gains and losses on our short-term investments are calculated based on the specific identification method and are reclassified from accumulated other comprehensive income to interest and other income (expense), net, or gains on strategic investments, net. Determining whether a decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold.
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
Property and Equipment, Net
Property and equipment, net, are stated at cost. Depreciation is calculated using the straight-line method over the following useful lives:

Buildings	20 to 25 years
Computer, equipment and software	3 to 6 years
Office equipment, furniture and fixtures	3 to 5 years
Warehouse, equipment and other	5 years
Leasehold improvements	Lesser of the lease term or the estimated useful lives of the improvements, generally 1 to 10 years
We capitalize costs associated with internal-use software development once a project has reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the software, and payroll and payroll-related expenses for employees who are directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. The net book value of capitalized costs associated with internal-use software was $62 million and $74 million as of March 31, 2015 and 2014, respectively. Once the internal-use software is ready for its intended use, the assets are depreciated on a straight-line basis over each asset’s estimated useful life, which is generally three years.

Acquisition-Related Intangibles and Other Long-Lived Assets
We record acquisition-related intangible assets, such as developed and core technology, in connection with business combinations. We amortize the cost of acquisition-related intangible assets that have finite useful lives on a straight-line basis over the lesser of their estimated useful lives or the agreement terms, typically from two to fourteen years. We evaluate acquisition-related intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset group. This includes assumptions about future prospects for the business that the asset relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our Consolidated Balance Sheets to reflect its estimated fair value. When we consider such assets to be impaired, the amount of impairment we recognize is measured by the amount by which the carrying amount of the asset exceeds its fair value. There were no material impairments in fiscal years 2015 and 2014. We recognized $39 million in impairment charges in fiscal year 2013. The charges for fiscal year 2013 consist of $34 million and $5 million that were recognized in cost of revenue and amortization of intangibles, respectively, on our Consolidated Statement of Operations.
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
During the fiscal years ended March 31, 2015, 2014 and 2013, we completed our annual goodwill impairment testing in the fourth quarter of each year and did not recognize any impairment charges.
Revenue Recognition, Sales Returns and Allowances, and Bad Debt Reserves
We derive revenue principally from sales of interactive software games, and related content (e.g., micro-transactions) and services on (1) video game consoles (such as the PlayStation 3 and 4 from Sony, and the Xbox 360 and Xbox One from Microsoft) and PCs, and (2) mobile phones and tablets. We evaluate revenue recognition based on the criteria set forth in FASB Accounting Standards Codification (“ASC”) 605, Revenue Recognition and ASC 985-605, Software: Revenue Recognition. We classify our revenue as either product revenue or service and other revenue.

Product revenue. Our product revenue includes revenue associated with the sale of software games or related content, whether delivered via a physical disc (e.g., packaged goods) or delivered digitally via the Internet (e.g., full-game downloads, extra-content), and licensing of game software to third-parties. Product revenue also includes revenue from mobile full-game downloads that do not require our hosting support (e.g., premium mobile games), and sales of tangible products such as hardware, peripherals, or collectors’ items.

Service and other revenue. Our service revenue includes revenue recognized from time-based subscriptions and games or related content that requires our hosting support in order to utilize the game or related content (i.e., can only be played with an Internet connection). This includes (1) entitlements to content that are accessed through hosting services (e.g., micro-transactions for Internet-based, social network and free-to-download mobile games), (2) massively multi-player online (“MMO”) games (both software game and subscription sales), (3) subscriptions for our Battlefield Premium, EA Access and Pogo-branded online game services, and (4) allocated service revenue from sales of software games with an online service element (i.e., “matchmaking” service). Our other revenue includes advertising and non-software licensing revenue.

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

•
Delivery. For packaged goods, delivery is considered to occur when a product is shipped and the risk of loss and rewards of ownership have transferred to the customer. For digital downloads, delivery is considered to occur when the software is made available to the customer for download. For services and other, delivery is generally considered to occur as the service is delivered, which is determined based on the underlying service obligation. If there is significant uncertainty of acceptance, revenue is recognized once acceptance is reasonably assured.

Online-Enabled Games

The majority of our software games and related content can be connected to the Internet whereby a consumer may be able to download unspecified content or updates on a when-and-if-available basis (“unspecified updates”) for use with the original game software. In addition, we may also offer an online matchmaking service that permits consumers to play against each other via the Internet without a separate fee. U.S. GAAP requires us to account for the consumer’s right to receive unspecified updates or the matchmaking service for no additional fee as a “bundled” sale, or multiple-element arrangement.

We have an established historical pattern of providing unspecified updates (e.g., player roster updates to Madden NFL 15) to online-enabled games and related content at no additional charge to the consumer. We do not have vendor-specific objective evidence of fair value (“VSOE”) for these unspecified updates, and thus, as required by U.S. GAAP, we recognize revenue from the sale of these online-enabled games and related content over the period we expect to offer the unspecified updates to the consumer (“estimated offering period”).
Change in Estimated Offering Period
Prior to July 1, 2013, for most sales, we estimated the offering period to be six months and recognized revenue over this period in the month after delivery. During the three months ended September 30, 2013, we completed our fiscal 2014 annual evaluation of the estimated offering period and noted that generally, consumers were playing our games online over a longer period of time. Based on this, we concluded that for physical software sales made after June 30, 2013, the estimated offering period should be increased to nine months, resulting in revenue being recognized over a longer period of time. This change in estimate resulted in an estimated decrease to net revenue and net income of $474 million and a decrease of $1.50 of diluted earnings per share for fiscal year 2014. During the fiscal year ended March 31, 2015, this change in estimate resulted in an estimated increase to net revenue and net income of $474 million and an increase of $1.46 of diluted earnings per share. The estimated offering period for digitally distributed games did not change and is six months. We completed our fiscal 2015 annual evaluation during the second quarter and determined that the estimated offering period for physical software sales and digital sales continues to be nine months and six months, respectively.

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
Principal Agent Considerations
In accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, we evaluate sales of our interactive software games via third party storefronts, including digital storefronts such as Xbox Live Marketplace, Sony PSN, Apple App Store, and Google Play, in order to determine whether or not we are acting as the principal or as an agent, which we consider in determining if revenue should be reported gross or net of fees retained by the storefront. Key indicators that we evaluate in determining gross versus net treatment include but are not limited to the following:

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
Concentration of Credit Risk, Significant Customers, Franchises and Channel Partners
We extend credit to various retailers and channel partners. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. Although we generally do not require collateral, we perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. Invoices are aged based on contractual terms with our customers. The provision for doubtful accounts is recorded as a charge to general and administrative expense when a potential loss is identified. Losses are written off against the allowance when the receivable is determined to be uncollectible. At March 31, 2015, we had two customers who accounted for approximately 26 percent and 10 percent of our consolidated gross receivables. At March 31, 2014, we had three customers who accounted for 17 percent, 15 percent, and 11 percent of our consolidated gross receivables.

A majority of our sales are made to major retailers, distributors, and digital resellers. During the fiscal year ended March 31, 2015, approximately 58 percent of our net revenue was derived from our top ten customers. Though our products and services are available to consumers through a variety of retailers and directly through us, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products and services, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy.

A significant portion of our revenue has historically been derived from games and services based on a few popular franchises. For example, in fiscal year 2015, net revenue generated from the sale of products and services associated with our three largest franchises accounted for approximately 54 percent of our net revenue.

Currently, a majority of our revenue is derived through sales of products and services on hardware consoles from Sony and Microsoft. For the fiscal years ended March 31, 2015 and 2014, our net revenue for products and services on Sony’s PlayStation 3 and 4, and Microsoft’s Xbox 360 and One consoles (combined across all four platforms) was 66 percent and 55 percent, respectively. In the fiscal year ended March 31, 2013, our net revenue for products and services on the PlayStation 3 and Xbox 360 combined was 60 percent. These platform partners have significant influence over the products and services that we offer on their platform. Our agreements with Sony and Microsoft typically give significant control to them over the approval, manufacturing and distribution of our products and services, which could, in certain circumstances, leave us unable to get our products and services approved, manufactured and provided to customers.
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

Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product and service sales. Any impairments or losses determined before the launch of a product are generally charged to research and development expense. Impairments or losses determined post-launch are charged to cost of revenue. We evaluate long-lived royalty-based assets for impairment using undiscounted cash flows when impairment indicators exist. If impairment exists, then the assets are written down to fair value. Unrecognized minimum royalty-based commitments are accounted for as executory contracts, and therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated.
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
We are also reimbursed by our vendors for certain advertising costs incurred by us that benefit our vendors. Such amounts are recognized as a reduction of marketing and sales expense if the advertising (1) is specific to the vendor, (2) represents an identifiable benefit to us, and (3) represents an incremental cost to us. Otherwise, vendor reimbursements are recognized as a reduction of cost of revenue as the related revenue is recognized. Vendor reimbursements of advertising costs of $43 million, $66 million, and $45 million reduced marketing and sales expense for the fiscal years ended March 31, 2015, 2014 and 2013, respectively. For the fiscal years ended March 31, 2015, 2014 and 2013, advertising expense, net of vendor reimbursements, totaled approximately $228 million, $217 million, and $240 million, respectively.
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
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Net foreign currency transaction gains (losses) of $(62) million, $4 million, and $2 million for the fiscal years ended March 31, 2015, 2014 and 2013, respectively, are included in interest and other income (expense), net, in our Consolidated Statements of Operations. These net foreign currency transaction gains (losses) are partially offset by net gains (losses) on our foreign currency forward contracts of $59 million, $(5) million, and $(2) million for the fiscal years ended March 31, 2015, 2014 and 2013, respectively. See Note 4 for additional information on our foreign currency forward contracts.
Income Taxes
We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statement amount and the tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. We record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. In making this determination, we are required to give significant weight to evidence that can be objectively verified. It is generally difficult to conclude that a valuation allowance is not needed when there is significant negative evidence, such as cumulative losses in recent years. Forecasts of future taxable income are considered to be less objective than past results, therefore, cumulative losses weigh heavily in the overall assessment.
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
In fiscal year 2015, we reported U.S. pre-tax income, compared to pre-tax losses in each of the last seven fiscal years. We have not yet been able to establish a sustained level of profitability in the U.S. or other sufficient significant positive evidence to conclude that our U.S. deferred tax assets are more likely than not to be realized. Therefore, we continue to maintain a valuation allowance against most of our U.S. deferred tax assets. However, it is reasonably possible that in fiscal year 2016 we will establish a sustained level of profitability in the U.S. As a result, it is possible that a significant portion of the valuation allowance recorded against our U.S. deferred tax assets at March 31, 2015 could be reversed by the end of fiscal year 2016.
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
Impact of Recently Issued Accounting Standards
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The disclosure requirements will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2015, and will require retrospective application. Early adoption is permitted. We do not expect the adoption to have a material impact on our Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its Consolidated Financial Statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. The new standard is effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. We are required to adopt this standard in the first quarter of fiscal year 2018; however, in April 2015, the FASB issued an exposure draft that would provide us with the option to adopt in either the first quarter of fiscal year 2018 or fiscal year 2019. We have not determined which of these two fiscal years we would adopt if the exposure draft is issued as final in its current form.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2015 and 2014, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2015	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$175	$175	$—	$—	Cash equivalents
Money market funds	7	7	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	468	—	468	—	Short-term investments and cash equivalents
U.S. Treasury securities	214	214	—	—	Short-term investments
U.S. agency securities	180	—	180	—	Short-term investments and cash equivalents
Commercial paper	140		140		Short-term investments and cash equivalents
Foreign currency derivatives	18	—	18	—	Other current assets
Deferred compensation plan assets (a)	9	9	—	—	Other assets
Total assets at fair value	$1,211	$405	$806	$—
Liabilities
Contingent consideration (b)	$—	$—	$—	$—	Accrued and other current liabilities
Foreign currency derivatives	9	—	9	—	Accrued and other current liabilities
Deferred compensation plan liabilities (a)	9	9	—	—	Other liabilities
Total liabilities at fair value	$18	$9	$9	$—

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2014	$4
Change in fair value (c)	(3)
Payments (d)	(1)
Balance as of March 31, 2015 (b)	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2014	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Money market funds	$588	$588	$—	$—	Cash equivalents
Available-for-sale securities:
Corporate bonds	279	—	279	—	Short-term investments
Commercial paper	146	—	146	—	Short-term investments and cash equivalents
U.S. Treasury securities	118	118	—	—	Short-term investments and cash equivalents
U.S. agency securities	89	—	89	—	Short-term investments and cash equivalents
Deferred compensation plan assets (a)	9	9	—	—	Other assets
Total assets at fair value	$1,229	$715	$514	$—
Liabilities
Contingent consideration (b)	$4	$—	$—	$4	Accrued and other current liabilities and other liabilities
Foreign currency derivatives	6	—	6	—	Accrued and other current liabilities
Deferred compensation plan liabilities (a)	9	9	—	—	Other liabilities
Total liabilities at fair value	$19	$9	$6	$4

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2013	$43
Change in fair value (c)	(35)
Payments (d)	(4)
Balance as of March 31, 2014 (b)	$4

(a)	The Deferred Compensation Plan assets consist of various mutual funds. See Note 15 for additional information regarding our Deferred Compensation Plan.

(b)
The contingent consideration as of March 31, 2014 represented the estimated fair value of the additional variable cash consideration payable in connection with our acquisitions of KlickNation Corporation (“KlickNation”) and Chillingo Limited (“Chillingo”) that were contingent upon the achievement of certain performance milestones. We estimated the fair value of the acquisition-related contingent consideration payable using probability-weighted discounted cash flow models, and applied a discount rate that appropriately captured the risk associated with the obligation. The weighted average of the discount rates used during the fiscal year 2015 was 17 percent. The weighted average of the discount rates used during the fiscal year 2014 was 18 percent. The significant unobservable input used in the fair value measurement of the contingent consideration payable was forecasted earnings. At March 31, 2014, the fair market value of acquisition-related contingent consideration totaled $4 million, compared to a maximum potential payout of $10 million. At March 31, 2015, the KlickNation earn-out expired.

(c)	The change in fair value is reported as acquisition-related contingent consideration in our Consolidated Statements of Operations.

(d)
During fiscal year 2015, we made payments totaling $1 million to settle certain performance milestones achieved in connection with one of our acquisitions. During fiscal year 2014, we made payments totaling $4 million to settle certain performance milestones achieved in connection with two of our acquisitions.

(3)  FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of March 31, 2015 and 2014, our cash and cash equivalents were $2,068 million and $1,782 million, respectively. Cash equivalents were valued at their carrying amounts as they approximate fair value due to the short maturities of these financial instruments.
Short-Term Investments
Short-term investments consisted of the following as of March 31, 2015 and 2014 (in millions):

	As of March 31, 2015				As of March 31, 2014
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$467	$—	$—	$467	$279	$—	$—	$279
U.S. Treasury securities	214	—	—	214	114	—	—	114
U.S. agency securities	161	1	—	162	80	—	—	80
Commercial paper	110	—	—	110	110	—	—	110
Short-term investments	$952	$1	$—	$953	$583	$—	$—	$583
We evaluate our investments for impairment quarterly. Factors considered in the review of investments include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, the reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and any contractual terms impacting the prepayment or settlement process. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of March 31, 2015 and 2014.
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of March 31, 2015 and 2014 (in millions):

	As of March 31, 2015		As of March 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$417	$417	$318	$318
Due in 1-2 years	281	281	156	156
Due in 2-3 years	244	245	104	104
Due in 3-4 years	10	10	5	5
Short-term investments	$952	$953	$583	$583
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
We transact business in various foreign currencies and have significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign currency forward contracts, generally with maturities of 15 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in certain foreign currencies. Our cash flow risks are primarily related to fluctuations in the Euro, British pound sterling, Canadian dollar, and Swedish krona. In addition, we utilize foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts not designated as hedging instruments generally have a contractual term of approximately 3 months or less and are transacted near month-end. We do not use foreign currency forward contracts for speculative trading purposes.

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows:

	As of March 31, 2015			As of March 31, 2014
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$108	$—	$8	$179	$—	$3
Forward contracts to sell	$508	$18	$1	$363	$—	$2
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Consolidated Statements of Operations for the fiscal years ended March 31, 2015, 2014 and 2013 was a loss of $11 million, $9 million, and $4 million, respectively.
During the fiscal years ended March 31, 2015, 2014 and 2013, we reclassified an immaterial amount of the ineffective portion of gains or losses resulting from changes in fair value into interest and other income (expense), net.
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows:

	As of March 31, 2015			As of March 31, 2014
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$99	$—	$—	$140	$—	$1
Forward contracts to sell	$173	$—	$—	$232	$—	$—

The effect of foreign currency forward contracts not designated as hedging instruments in our Consolidated Statements of Operations for the fiscal years ended March 31, 2015, 2014 and 2013, was as follows (in millions):

	Location of Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Gain (Loss) Recognized in Income on Derivative Instruments
		Year Ended March 31,
		2015	2014	2013
Foreign currency forward contracts not designated as hedging instruments	Interest and other income (expense), net	$58	$(5)	$(2)

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the fiscal years ended March 31, 2015, 2014 and 2013 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2012	$83	$(2)	$92	$173
Other comprehensive loss before reclassifications	(46)	(2)	(19)	(67)
Amounts reclassified from accumulated other comprehensive income	(41)	4	—	(37)
Net current-period other comprehensive income (loss)	(87)	2	(19)	(104)
Balances as of March 31, 2013	$(4)	$—	$73	$69
Other comprehensive loss before reclassifications	$—	$(19)	$(22)	$(41)
Amounts reclassified from accumulated other comprehensive income	—	9	—	9
Net current-period other comprehensive income (loss)	—	(10)	(22)	(32)
Balances as of March 31, 2014	(4)	(10)	51	37
Other comprehensive income (loss) before reclassifications	$1	$20	$(67)	$(46)
Amounts reclassified from accumulated other comprehensive income	—	11	—	11
Net current-period other comprehensive income (loss)	1	31	(67)	(35)
Balances as of March 31, 2015	(3)	21	(16)	2

The effects on net income (loss) of amounts reclassified from accumulated other comprehensive income (loss) for the fiscal years ended March 31, 2015, 2014 and 2013 were as follows (in millions):

Statement of Operations Classification	Amount Reclassified From Accumulated Other Comprehensive Income (loss)
	Year Ended March 31,
	2015	2014	2013
Gains and losses on available-for-sale securities
Gains on strategic investments	$—	$—	$(39)
Interest and other income (expense), net	—	—	(2)
Net of tax	—	—	(41)

Gains and losses on cash flow hedges from forward contracts
Net revenue	(2)	7	3
Research and development	13	2	1
Net of tax	11	9	4

Total amount reclassified, net of tax	$11	$9	$(37)

(6)  BUSINESS COMBINATIONS
During each of the fiscal years ended March 31, 2014 and 2013, we completed one acquisition that did not have a significant impact on our Consolidated Financial Statements. There were no acquisitions during the fiscal year ended March 31, 2015.

(7) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2015 are as follows (in millions):

	As of March 31, 2014	Activity	Effects of Foreign Currency Translation	As of March 31, 2015
Goodwill	$2,091	$—	$(10)	$2,081
Accumulated impairment	(368)	—	—	(368)
Total	$1,723	$—	$(10)	$1,713
The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2014 are as follows (in millions):

	As of March 31, 2013	Activity	Effects of Foreign Currency Translation	As of March 31, 2014
Goodwill	$2,089	$5	$(3)	$2,091
Accumulated impairment	(368)	—	—	(368)
Total	$1,721	$5	$(3)	$1,723
Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. Goodwill is not amortized, but rather subject to at least an annual assessment for impairment by applying a fair value-based test.

Acquisition-related intangibles, consisted of the following (in millions):

	As of March 31, 2015			As of March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$531	$(439)	$92	$531	$(385)	$146
Trade names and trademarks	130	(111)	19	130	(105)	25
Registered user base and other intangibles	87	(87)	—	87	(87)	—
Carrier contracts and related	85	(85)	—	85	(79)	6
Total	$833	$(722)	$111	$833	$(656)	$177

Amortization of intangibles for the fiscal years ended March 31, 2015, 2014 and 2013 are classified in the Consolidated Statement of Operations as follows (in millions):

	Year Ended March 31,
	2015	2014	2013
Cost of product	$16	$33	$55
Cost of service and other	36	27	38
Operating expenses	14	16	30
Total	$66	$76	$123
Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from 2 to 14 years. As of March 31, 2015 and 2014, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 2.8 years and 3.4 years for each period, respectively.
As of March 31, 2015, future amortization of acquisition-related intangibles that will be recorded in the Consolidated Statement of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2016	$53
2017	32
2018	12
2019	8
2020	6
Thereafter	—
Total	$111

(8) RESTRUCTURING AND OTHER CHARGES

Restructuring and other restructuring plan-related information as of March 31, 2015 was as follows (in millions):

	Fiscal 2011 Restructuring	Other Restructurings and Reorganization
	Other	Workforce	Facilities- related	Other	Total
Balances as of March 31, 2012	$75	$—	$3	$—	$78
Charges to operations	6	10	2	9	$27
Charges settled in cash	(24)	(10)	(1)	(1)	$(36)
Charges settled in non-cash	—	—	—	(7)	$(7)
Balances as of March 31, 2013	$57	$—	$4	$1	$62
Charges to operations	(2)	—	1	—	$(1)
Charges settled in cash	(8)	—	(3)	—	$(11)
Balances as of March 31, 2014	47	—	2	1	50
Charges to operations	—	—	—	—	$—
Charges settled in cash	(36)	—	(1)	(1)	$(38)
Balances as of March 31, 2015	$11	$—	$1	$—	$12

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
Since the inception of the fiscal 2011 restructuring plan through March 31, 2015, we have incurred charges of $172 million, consisting of (1) $129 million related to the amendment of certain licensing agreements and other intangible asset impairment costs, (2) $31 million related to the amendment of certain developer agreements, and (3) $12 million in employee-related expenses. The $11 million restructuring accrual as of March 31, 2015 is expected to be settled by December 2015. We do not expect to incur any additional restructuring charges under this plan.
Other Restructurings and Reorganization
We also engaged in various other restructurings and a reorganization based on management decisions made in fiscal years 2013 and 2009. We do not expect to incur any additional restructuring charges under these plans. The $1 million restructuring accrual as of March 31, 2015 related to our other restructuring plans is expected to be settled by April 2020.

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
Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product and service sales. Any impairments or losses determined before the launch of a product are generally charged to research and development expense. Impairments or losses determined post-launch are charged to cost of revenue. We evaluate long-lived royalty-based assets for impairment using undiscounted cash flows when impairment indicators exist. If impairment exists, then the assets are written down to fair value. Unrecognized minimum royalty-based commitments are accounted for as executory contracts, and therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated.
During fiscal year 2015, we recognized a loss of $122 million on a previously unrecognized licensed intellectual property commitment. The $122 million loss relates to the termination of certain rights we previously had to use a licensor’s intellectual property. In addition, because the loss will be paid in installments through March 2022, our accrued loss was computed using the effective interest method. We currently estimate recognizing in future periods through March 2022, approximately $29 million for the accretion of interest expense related to this obligation. This interest expense will be included in cost of revenue in our Consolidated Statement of Operations. During fiscal year 2014, we recognized losses of $35 million, inclusive of impairment charges of $17 million on royalty-based assets and $18 million of losses on previously unrecognized royalty-based commitments.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of March 31,
	2015	2014
Other current assets	$70	$97
Other assets	59	58
Royalty-related assets	$129	$155
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

	As of March 31,
	2015	2014
Accrued royalties	$119	$73
Other accrued expenses	—	7
Other liabilities	131	53
Royalty-related liabilities	$250	$133
As of March 31, 2015, we were committed to pay approximately $1,584 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Consolidated Financial Statements. See Note 13 for further information on our developer and licensor commitments.

(10)  BALANCE SHEET DETAILS
Inventories
Inventories as of March 31, 2015 and 2014 consisted of (in millions):

	As of March 31,
	2015	2014
Finished goods	$35	$55
Raw materials and work in process	1	1
Inventories	$36	$56

Property and Equipment, Net
Property and equipment, net, as of March 31, 2015 and 2014 consisted of (in millions):

	As of March 31,
	2015	2014
Computer, equipment and software	$655	$718
Buildings	315	327
Leasehold improvements	126	129
Office equipment, furniture and fixtures	64	67
Land	62	63
Warehouse, equipment and other	9	10
Construction in progress	7	5
	1,238	1,319
Less: accumulated depreciation	(779)	(809)
Property and equipment, net	$459	$510
Depreciation expense associated with property and equipment was $126 million, $126 million and $118 million for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities as of March 31, 2015 and 2014 consisted of (in millions):

	As of March 31,
	2015	2014
Other accrued expenses	$298	$328
Accrued compensation and benefits	263	259
Accrued royalties	119	73
Deferred net revenue (other)	114	121
Accrued and other current liabilities	$794	$781

Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
Deferred Net Revenue (Online-Enabled Games)
Deferred net revenue (online-enabled games) was $1,283 million and $1,490 million as of March 31, 2015 and 2014, respectively. Deferred net revenue (online-enabled games) generally includes the unrecognized revenue from bundled sales of online-enabled games for which we do not have vendor-specific objective evidence of fair value (“VSOE”) for the obligation to provide unspecified updates. We recognize revenue from the sale of online-enabled games for which we do not have VSOE for the unspecified updates on a straight-line basis, generally over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally-distributed games. However, we expense the cost of revenue related to these transactions during the period in which the product is delivered (rather than on a deferred basis).
(11)  INCOME TAXES
The components of our income before provision for (benefit from) income taxes for the fiscal years ended March 31, 2015, 2014 and 2013 are as follows (in millions):

	Year Ended March 31,
	2015	2014	2013
Domestic	$232	$(146)	$(15)
Foreign	693	153	154
Income before provision for (benefit from) income taxes	$925	$7	$139

Provision for (benefit from) income taxes for the fiscal years ended March 31, 2015, 2014 and 2013 consisted of (in millions):

	Current	Deferred	Total
Year Ended March 31, 2015
Federal	$10	$17	$27
State	—	—	—
Foreign	21	2	23
	$31	$19	$50
Year Ended March 31, 2014
Federal	$(2)	$(9)	$(11)
State	1	(2)	(1)
Foreign	8	3	11
	$7	$(8)	$(1)
Year Ended March 31, 2013
Federal	$—	$5	$5
State	—	1	1
Foreign	39	(4)	35
	$39	$2	$41

Excess tax benefits from stock-based compensation deductions are allocated to contributed capital before historical net operating losses are utilized to reduce tax expense. Deferred income tax provision includes tax benefits allocated directly to contributed capital of $21 million and $12 million for fiscal years 2015 and 2014, respectively, and none for fiscal year 2013.

The differences between the statutory tax expense rate and our effective tax expense (benefit) rate, expressed as a percentage of income before provision for (benefit from) income taxes, for the fiscal years ended March 31, 2015, 2014 and 2013 were as follows:

	Year Ended March 31,
	2015	2014	2013
Statutory federal tax expense rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.1%	(242.9)%	(5.0)%
Differences between statutory rate and foreign effective tax rate	(22.3)%	(142.9)%	(15.2)%
Valuation allowance	(9.2)%	936.5%	35.0%
Research and development credits	(1.1)%	(128.6)%	(8.6)%
Differences between book and tax on sale of strategic investments	—	—	(15.2)%
Resolution of tax matters with authorities	(0.5)%	(657.1)%	—
Non-deductible stock-based compensation	3.5%	385.7%	21.5%
Acquisition-related contingent consideration	(0.2)%	(185.7)%	(16.5)%
Other	0.1%	(14.3)%	(1.5)%
Effective tax expense (benefit) rate	5.4%	(14.3)%	29.5%
During the fiscal year 2014, we made a one-time repatriation of $700 million from certain of our wholly-owned subsidiaries. This repatriation did not have a material impact on our effective tax rate for fiscal year 2014 due to the deferred tax valuation allowance.
Undistributed earnings of our foreign subsidiaries amounted to approximately $752 million as of March 31, 2015. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

The components of net deferred tax assets, as of March 31, 2015 and 2014 consisted of (in millions):

	As of March 31,
	2015	2014
Deferred tax assets:
Accruals, reserves and other expenses	$193	$163
Tax credit carryforwards	358	462
Stock-based compensation	35	43
Net operating loss & capital loss carryforwards	53	199
Total	639	867
Valuation allowance	(555)	(675)
Deferred tax assets, net of valuation allowance	84	192
Deferred tax liabilities:
Depreciation	(9)	(12)
State effect on federal taxes	(62)	(63)
Amortization	(23)	(28)
Prepaids and other liabilities	(8)	(9)
Total	(102)	(112)
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$(18)	$80
On April 1, 2014, we adopted ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under the new accounting standard, an unrecognized tax benefit is required to be presented as a reduction to a deferred tax asset if the disallowance of the uncertain tax position would reduce an available tax loss or tax credit carryforward instead of resulting in a cash tax liability. The ASU applies prospectively to all unrecognized tax benefits that exist as of the adoption date. Prior to adoption, the deferred tax assets were presented without reduction for uncertain tax positions.
The valuation allowance decreased by $120 million in fiscal year 2015, primarily due to the current fiscal year utilization of U.S. deferred tax assets. We have not yet been able to establish a sustained level of profitability in the U.S. or other sufficient significant positive evidence to conclude that our U.S. deferred tax assets are more likely than not to be realized. Therefore, we continue to maintain a valuation allowance against most of our U.S. deferred tax assets. It is possible that a significant portion of the valuation allowance recorded against our U.S. deferred tax assets at March 31, 2015 could be reversed by the end of fiscal year 2016.

As of March 31, 2015, we have state net operating loss carry forwards of approximately $785 million of which approximately $114 million is attributable to various acquired companies. These carry forwards, if not fully realized, will begin to expire in 2016. We also have U.S. federal, California and Canada tax credit carry forwards of $320 million, $131 million and $7 million, respectively. The U.S. federal tax credit carry forwards will begin to expire in 2024. The California and Canada tax credit carry forwards can be carried forward indefinitely.

The total unrecognized tax benefits as of March 31, 2015 and 2014 were $254 million and $232 million, respectively. A reconciliation of the beginning and ending balance of unrecognized tax benefits is summarized as follows (in millions):

Balance as of March 31, 2013	$297
Increases in unrecognized tax benefits related to prior year tax positions	10
Decreases in unrecognized tax benefits related to prior year tax positions	(79)
Increases in unrecognized tax benefits related to current year tax positions	44
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(29)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(9)
Changes in unrecognized tax benefits due to foreign currency translation	(2)
Balance as of March 31, 2014	232
Increases in unrecognized tax benefits related to prior year tax positions	9
Decreases in unrecognized tax benefits related to prior year tax positions	(14)
Increases in unrecognized tax benefits related to current year tax positions	50
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(6)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(7)
Changes in unrecognized tax benefits due to foreign currency translation	(10)
Balance as of March 31, 2015	$254
A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of March 31, 2015, approximately $58 million of the unrecognized tax benefits would affect our effective tax rate and approximately $195 million would result in adjustments to deferred tax valuation allowance. As of March 31, 2014, approximately $84 million of the unrecognized tax benefits would affect our effective tax rate and approximately $148 million would result in corresponding adjustments to the deferred tax valuation allowance.
Interest and penalties related to estimated obligations for tax positions taken in our tax returns are recognized in income tax expense in our Consolidated Statements of Operations. The combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current other liabilities was approximately $16 million as of March 31, 2015 and 2014. There is no material change in accrued interest and penalties during fiscal year 2015.
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
We are also currently under income tax examination in the United Kingdom for fiscal years 2010 through 2013, and in Germany for fiscal years 2008 through 2012. We remain subject to income tax examination for several other jurisdictions including in France for fiscal years after 2011, in Germany for fiscal years after 2012, in the United Kingdom for fiscal years after 2013, and in Canada and Switzerland for fiscal years after 2007.
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
During the fiscal quarter ended March 31, 2015, the Sales Price Condition was met. As a result, the Notes are convertible at the option of the holder through July 4, 2015, and the carrying value of the Notes was reclassified as a current liability and the excess of the principal amount over the carrying value of the Notes was reclassified from permanent equity to temporary equity in the Consolidated Balance Sheets as of March 31, 2015. The determination of whether or not the Notes are convertible is performed on a quarterly basis. If this threshold is not met next quarter, the Notes will be reclassified back to long-term debt and the temporary equity will be reclassified back to permanent equity.

Upon conversion of any Notes, we will deliver cash up to the principal amount of the Notes and any excess conversion value will be delivered in shares of our common stock. As of March 31, 2015, there were no shares issued related to the Notes. Subsequent to March 31, 2015, shares issued upon conversion of the Notes were minimal. Based on the closing price of our common stock of $58.24 at the end of the quarter ended March 31, 2015, the if-converted value of our Notes exceeded their principal amount by $528 million.
The carrying and fair values of the Notes are as follows (in millions):

	As of March 31, 2015	As of March 31, 2014
Principal amount of Notes	633	633
Unamortized debt discount of the liability component	(31)	(53)
Net carrying value of Notes	602	580

Fair value of Notes	$1,158	$731

The fair value of the Notes is classified as Level 2 within the fair value hierarchy. As of March 31, 2015, the remaining life of the Notes is approximately 1.3 years.
Convertible Note Hedge and Warrants Issuance
In July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. We paid $107 million for the Convertible Note Hedge, which was recorded as an equity transaction. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provides us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock equal to the number of shares of our common stock that notionally underlie the Notes at a strike price of $31.74, which corresponds to the conversion price of the Notes. As of March 31, 2015, we have not acquired any shares under the Convertible Note Hedge. Subsequent to March 31, 2015, we received a minimal number of shares related to the Convertible Note Hedge.
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
Effect of conversion on earning per share (“EPS”)
The Notes have no impact on diluted EPS for periods where the average quarterly price of our common stock is below the conversion price of $31.74 per share. Prior to conversion, we will include the effect of the additional shares that may be issued if our common stock price exceeds $31.74 per share using the treasury stock method. If the average price of our common stock exceeds $41.14 per share for a quarterly period, we will also include the effect of the additional potential shares that may be issued related to the Warrants using the treasury stock method. Prior to conversion, the Convertible Note Hedge is not considered for purposes of the EPS calculation, as its effect would be anti-dilutive. Upon conversion, the Convertible Note Hedge is expected to offset the dilutive effect of the Notes when the stock price is above $31.74 per share. See Note 17 for additional information related to our EPS.
Credit Facility
On March 19, 2015, we entered into a $500 million senior unsecured revolving credit facility (“Credit Facility”) with a syndicate of banks. The credit facility terminates on March 19, 2020 and replaces the Company’s existing $500 million unsecured credit facility (the “Prior Credit Facility”), which was due to expire on February 29, 2016. No amounts were ever drawn under the Prior Credit Facility. The Credit Facility contains an option to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $250 million in additional commitments for revolving loans. Proceeds of loans made under the credit facility may be used for general corporate purposes.

The loans bear interest, at our option, at the base rate plus an applicable spread or an adjusted LIBOR rate plus an applicable spread, in each case with such spread being determined based on our consolidated leverage ratio for the preceding fiscal quarter. We are also obligated to pay other customary fees for a credit facility of this size and type. Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. Principal, together with all accrued and unpaid interest, is due and payable on March 19, 2020.

The credit agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, dispose of all or substantially all assets and pay dividends or make distributions, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a capitalization ratio and maintain a minimum level of total liquidity.

The credit agreement contains customary events of default, including among others, non-payment defaults, covenant defaults, cross-defaults to material indebtedness, bankruptcy and insolvency defaults, material judgment of defaults and a change of control default, in each case, subject to customary exceptions for a credit facility of this size and type. The occurrence of an event of default could result in the acceleration of the obligations under the credit facility, an obligation by any guarantors to repay the obligations in full and an increase in the applicable interest rate.

As of March 31, 2015, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5 year term of the Credit Facility.

The following table summarizes our interest expense recognized for fiscal years 2015, 2014, and 2013 that is included in interest and other income (expense), net on our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2015	2014	2013
Amortization of debt discount	$(22)	$(21)	$(20)
Amortization of debt issuance costs	(3)	(3)	(3)
Coupon interest expense	(5)	(5)	(5)
Other interest expense	(1)	(1)	(1)
Total interest expense	$(31)	$(30)	$(29)

(13)  COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of March 31, 2015, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include, but are not limited to: FIFA (Fédération Internationale de Football Association), FIFPRO Foundation, FAPL (Football Association Premier League Limited), and DFL Deutsche Fußball Liga GmbH (German Soccer League) (professional soccer); Dr. Ing. h.c. F. Porsche AG, Ferrari S.p.A. (Need For Speed and Real Racing games); National Basketball Association (professional basketball); PGA TOUR (professional golf); National Hockey League and NHL Players’ Association (professional hockey); National Football League Properties, PLAYERS Inc., and Red Bear Inc. (professional football); Zuffa, LLC (Ultimate Fighting Championship); ESPN (content in EA SPORTS games); Hasbro, Inc. (certain of Hasbro’s board game intellectual properties); Disney Interactive (Star Wars); Fox Digital Entertainment, Inc. (The Simpsons); and Universal Studios

Inc. (Minions). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.
The following table summarizes our minimum contractual obligations as of March 31, 2015 (in millions):

		Fiscal Year Ending March 31,
	Total	2016	2017	2018	2019	2020	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,584	$192	$256	$271	$231	$209	$425
Marketing commitments	347	41	64	49	48	48	97
Operating leases	181	41	32	23	19	17	49
0.75% Convertible Senior Notes due 2016 interest (a)	7	5	2	—	—	—	—
Other purchase obligations	46	27	12	3	2	2	—
Total unrecognized commitments	2,165	306	366	346	300	276	571

Recognized commitments
0.75% Convertible Senior Notes due 2016 principal (a)	633	633	—	—	—	—	—
Licensing and lease obligations (b)	162	15	22	23	24	25	53
Total recognized commitments	795	648	22	23	24	25	53

Total Commitments	$2,960	$954	$388	$369	$324	$301	$624

(a)
Included in the $7 million coupon interest on the Notes is $1 million of accrued interest recognized as of March 31, 2015. We will be obligated to pay the $632.5 million principal amount of the Notes in cash and any excess conversion value in shares of our common stock upon redemption of the Notes at maturity on July 15, 2016, or upon earlier conversion. During the fiscal quarter ended March 31, 2015, the Sales Price Condition was met and as a result, the Notes are currently convertible at the option of the holder though July 4, 2015. See Note 12 for additional information regarding our Notes.

(b)
See Note 8 for additional information regarding recognized commitments resulting from our restructuring plans. Lease commitments have not been reduced for approximately $3 million due in the future from third parties under non-cancelable sub-leases. See Note 9 for additional information regarding recognized obligations from our licensing-related commitments.

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of March 31, 2015; however, certain payment obligations may be accelerated depending on the performance of our operating results. Up to $32 million of the unrecognized amounts in the table above may be payable, at the licensor’s election, in shares of our common stock, subject to a $10 million maximum during any fiscal year. The number of shares to be issued will be based on fair market value at the time of issuance.
In addition to what is included in the table above, as of March 31, 2015, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $68 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Total rent expense for our operating leases was $97 million, $97 million and $94 million for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

Legal Proceedings
We are a defendant in several actions that allege we misappropriated the likenesses of various college athletes in certain of our college-themed sports games. In September 2013, we reached an agreement to settle all actions brought by college athletes against us. We recognized a $30 million accrual during the three months ended September 30, 2013 associated with the anticipated settlement. On September 3, 2014, the United States District Court for the Northern District of California granted preliminary approval of the settlement and set a hearing in July 2015, to determine whether to grant its final approval of the settlement.
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
On December 17, 2013, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers by an individual purporting to represent a class of purchasers of EA common stock. A second purported shareholder class action lawsuit alleging substantially similar claims was subsequently filed in the same court. These lawsuits have been consolidated into one action. The lawsuits, which assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, allege, among other things, that the Company and certain of its officers issued materially false and misleading statements regarding the rollout of the Company’s Battlefield 4 game. We filed a motion seeking dismissal of all claims on January 15, 2015 and on April 30, 2015, the court granted our motion to dismiss with prejudice.
We are also subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our Consolidated Financial Statements.
(14)  PREFERRED STOCK
As of March 31, 2015 and 2014, we had 10,000,000 shares of preferred stock authorized but unissued. The rights, preferences, and restrictions of the preferred stock may be designated by our Board of Directors without further action by our stockholders.

(15)  STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
Valuation Assumptions
We estimate the fair value of stock-based payment awards on the date of grant. We recognize compensation costs for stock-based payment awards to employees based on the grant-date fair value using a straight-line approach over the service period for which such awards are expected to vest. For awards with only service conditions that have a graded vesting schedule, we recognize compensation costs on a straight-line basis over the requisite service period for the entire award.
The determination of the fair value of market-based restricted stock units, stock options and ESPP is affected by assumptions regarding subjective and complex variables. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. We determine the fair value of our stock-based payment awards as follows:

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

•
Stock Options and Employee Stock Purchase Plan. The fair value of stock options and stock purchase rights granted pursuant to our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”), respectively, is determined using the Black-Scholes valuation model based on the multiple-award valuation method. Key assumptions of the Black-Scholes valuation model are the risk-free interest rate, expected volatility, expected term and expected dividends. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option. Expected volatility is based on a combination of historical stock price volatility and implied volatility of publicly-traded options on our common stock. Expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

The estimated assumptions used in the Black-Scholes valuation model to value our stock option grants and ESPP were as follows:

	Stock Option Grants			ESPP
	Year Ended March 31,			Year Ended March 31,
	2015	2014	2013	2015	2014	2013
Risk-free interest rate	1.1 - 1.9%	1.6%	0.4 - 1.0%	.04 - 0.2%	0.1%	0.1 - 0.2%
Expected volatility	36 - 40%	37 - 42%	40 - 46%	30 - 35%	36 - 38%	35 - 42%
Weighted-average volatility	38%	37%	43%	34%	38%	38%
Expected term	4.5 years	4.5 years	4.4 years	6 - 12 months	6 - 12 months	6 - 12 months
Expected dividends	None	None	None	None	None	None
The estimated assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Year Ended March 31, 2015	Year Ended March 31, 2014	Year Ended March 31, 2013
Risk-free interest rate	0.9%	0.4%	0.2 -0.4%
Expected volatility	16 - 79%	16 - 58%	17 - 116%
Weighted-average volatility	30%	31%	35%
Expected dividends	None	None	None
Stock-Based Compensation Expense
Employee stock-based compensation expense recognized during the fiscal years ended March 31, 2015, 2014 and 2013 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units, performance-based restricted stock units, market-based restricted stock units, and the ESPP included in our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2015	2014	2013
Cost of revenue	$2	$2	$2
Research and development	82	90	94
Marketing and sales	21	26	30
General and administrative	39	32	38
Stock-based compensation expense	$144	$150	$164
During the fiscal years ended March 31, 2015, 2014 and 2013, we did not recognize any benefit from income taxes related to our stock-based compensation expense.
As of March 31, 2015, our total unrecognized compensation cost related to stock options was $16 million and is expected to be recognized over a weighted-average service period of 2.2 years. As of March 31, 2015, our total unrecognized compensation cost related to restricted stock and restricted stock units (collectively referred to as “restricted stock rights”) was $222 million and is expected to be recognized over a weighted-average service period of 1.3 years. Of the $222 million of unrecognized compensation cost, $12 million relates to market-based restricted stock units.

For fiscal years ended March 31, 2015 and 2014, we recognized $22 million and $13 million, respectively, of excess tax benefit from stock-based compensation deductions; this amount is reported in the financing activities on our Consolidated Statement of Cash Flows. For the fiscal year ended March 31, 2013, we recognized $1 million of tax expense from stock-based compensation, net of $1 million of deferred tax write-offs. There was no excess tax benefit related to stock-based compensation deductions reported in the financing activities on our Consolidated Statements of Cash Flows during the fiscal year ended March 31, 2013.
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
A total of 19.2 million options or 13.4 million restricted stock units were available for grant under our Equity Plan as of March 31, 2015.
Stock Options
Options granted under the Equity Plan generally expire ten years from the date of grant and generally vest according to one of the following schedules:

•	35 month vesting with 1/3 cliff vesting after 11, 23 and 35 months or;

•	50 month vesting with 24% of the shares cliff vesting after 12 months and the ratably over the following 38 months.
The following table summarizes our stock option activity for the fiscal year ended March 31, 2015:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2014	5,311	$37.43
Granted	1,248	35.79
Exercised	(1,021)	23.76
Forfeited, cancelled or expired	(618)	56.66
Outstanding as of March 31, 2015	4,920	$37.44	5.41	$102
Vested and expected to vest	4,612	$37.82	5.17	$94
Exercisable as of March 31, 2015	3,006	$40.90	3.14	$52

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of March 31, 2015, which would have been received by the option holders had all the option holders exercised their options as of that date. The weighted-average grant date fair values of stock options granted during fiscal years 2015, 2014, and 2013 were $12.01, $8.61 and $4.64, respectively. The total intrinsic values of stock options exercised during fiscal years 2015 and 2014 were $22 million and $16 million, respectively, and immaterial for fiscal year 2013. We issue new common stock from our authorized shares upon the exercise of stock options.

The following table summarizes outstanding and exercisable stock options as of March 31, 2015:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares (in thousands)	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Prices	Potential Dilution	Number of Shares (in thousands)	Weighted- Average Exercise Prices	Potential Dilution
$11.53 - $23.83	752	4.49	$19.17	0.2%	713	$19.32	0.2%
26.25 - 26.25	1,000	8.59	26.25	0.3%	320	26.25	0.1%
27.49 - 35.70	998	9.18	35.43	0.3%	9	27.49	—%
36.00 - 49.90	1,242	3.31	47.18	0.4%	1,036	49.19	0.3%
49.96 - 60.59	928	1.48	53.41	0.3%	928	53.41	0.3%
$11.53 - $60.59	4,920	5.41	$37.44	1.5%	3,006	$40.90	0.9%
Potential dilution is computed by dividing the options in the related range of exercise prices by 310 million shares of common stock, which were issued and outstanding as of March 31, 2015.
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
Generally, our restricted stock rights vest according to one of the following vesting schedules:

•	One-year vesting with 100% cliff vesting at the end of one year;

•	35 month vesting with 1/3 cliff vesting after 11, 23 and 35 months;

•	Three-year vesting with 1/3 cliff vesting at the end of each year;

•	Three-year vesting with 100% cliff vesting at the end of year three;

•	Three-year vesting with 1/2 cliff vesting after 18 and 36 months;

•	Three-year vesting with 2/3 and 1/3 vesting cliff vesting after 24 and 36 months;

•	Three-year vesting with 1/4, 7/20, 1/5, and 1/5 of the shares cliff vesting respectively at the end of each of the first 6 months, 1st, 2nd, and 3rd years;

•	Four-year vesting with 1/4 cliff vesting at the end of each year or;

•	Five-year vesting with 1/9, 2/9, 3/9, 2/9 and 1/9 of the shares cliff vesting respectively at the end of each of the 1st, 2nd, 3rd, 4th, and 5th years.
Each restricted stock right granted reduces the number of shares available for grant by 1.43 shares under our Equity Plan. The following table summarizes our restricted stock rights activity, excluding performance-based restricted stock unit activity which is discussed below, for the fiscal year ended March 31, 2015:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Balance as of March 31, 2014	13,536	$19.70
Granted	4,496	37.22
Vested	(5,727)	20.13
Forfeited or cancelled	(1,450)	23.64
Balance as of March 31, 2015	10,855	$26.20

The grant date fair value of restricted stock rights is based on the quoted market price of our common stock on the date of grant. The weighted-average grant date fair values of restricted stock rights granted during fiscal years 2015, 2014, and 2013 were $37.22, $23.01 and $12.85, respectively. The fair values of restricted stock rights that vested during fiscal years 2015, 2014, and 2013 were $209 million, $163 million and $102 million, respectively.

Performance-Based Restricted Stock Units
Our performance-based restricted stock units vest contingent upon the achievement of pre-determined performance-based milestones. If these performance-based milestones are not met, the performance-based restricted stock units will not vest, in which case, any compensation expense we have recognized to date will be reversed.
The following table summarizes our performance-based restricted stock unit activity for the fiscal year ended March 31, 2015:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Balance as of March 31, 2014	54	$15.39
Vested	(49)	15.39
Forfeited or cancelled	(5)	15.39
Balance as of March 31, 2015	—	$—
The grant date fair value of performance-based restricted stock units is based on the quoted market price of our common stock on the date of grant. There were no performance-based restricted stock units granted during fiscal years 2015, 2014, and 2013. The fair values of performance-based restricted stock units that vested during fiscal years 2015, 2014, and 2013 was immaterial.
Market-Based Restricted Stock Units
Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the market-based restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be received at vesting will range from zero percent to 200 percent of the target number of market-based restricted stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period, generally over a one-year, two-year cumulative and three-year cumulative period. In the table below, we present shares granted at 100 percent of target of the number of market-based restricted stock units that may potentially vest. The maximum number of common shares that could vest is approximately 0.4 million for market-based restricted stock units granted during the fiscal year 2015. As of March 31, 2015, the maximum number of shares that could vest is approximately 1.3 million for market-based restricted stock units outstanding.
The following table summarizes our market-based restricted stock unit activity for the year ended March 31, 2015:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2014	978	$24.83
Granted	193	48.14
Vested	(671)	22.01
Vested above target	192	17.20
Forfeited or cancelled	(29)	34.77
Balance as of March 31, 2015	663	$31.82
The weighted-average grant date fair values of market-based restricted stock units granted during fiscal years 2015, 2014, and 2013 were $48.14, $30.18, and $12.60, respectively. The fair values of market-based restricted stock units that vested during fiscal years 2015, 2014, and 2013 were $23 million, $7 million, and $2 million, respectively.

ESPP
Pursuant to our ESPP, eligible employees may authorize payroll deductions of between 2 percent and 10 percent of their compensation to purchase shares at 85 percent of the lower of the market price of our common stock on the date of commencement of the offering or on the last day of each six-month purchase period.
During fiscal year 2015, we issued approximately 1.4 million shares under the ESPP with exercise prices for purchase rights ranging from $22.64 to $32.16. During fiscal years 2015, 2014, and 2013, the estimated weighted-average fair values of purchase rights were $8.26, $4.67 and $4.83, respectively. The fair values were estimated on the date of grant using the Black-

Scholes valuation model. We issue new common stock out of the ESPP’s pool of authorized shares. As of March 31, 2015, 6.1 million shares were available for grant under our ESPP.
Deferred Compensation Plan
We have a Deferred Compensation Plan (“DCP”) for the benefit of a select group of management or highly compensated employees and Directors, which is unfunded and intended to be a plan that is not qualified within the meaning of section 401(a) of the Internal Revenue Code. The DCP permits the deferral of the annual base salary and/or Director fees up to a maximum amount. The deferrals are held in a separate trust, which has been established by us to administer the DCP. The trust is a grantor trust and the specific terms of the trust agreement provide that the assets of the trust are available to satisfy the claims of general creditors in the event of our insolvency. The assets held by the trust are classified as trading securities and are held at fair value on our Consolidated Balance Sheets. The assets and liabilities of the DCP are presented in other assets and other liabilities on our Consolidated Balance Sheets, respectively, with changes in the fair value of the assets and in the deferred compensation liability recognized as compensation expense. The estimated fair value of the assets was $9 million as of March 31, 2015 and 2014. As of March 31, 2015 and 2014, $9 million was recorded to recognize undistributed deferred compensation due to employees.
401(k) Plan, Registered Retirement Savings Plan and ITP Plan
We have a 401(k) plan covering substantially all of our U.S. employees, a Registered Retirement Savings Plan covering substantially all of our Canadian employees, and an ITP pension plan covering substantially all our Swedish employees. These plans permit us to make discretionary contributions to employees’ accounts based on our financial performance. We contributed an aggregate of $27 million, $16 million and $19 million to these plans in fiscal years 2015, 2014, and 2013, respectively.
Stock Repurchase Program

In July 2012, our Board of Directors authorized a program to repurchase up to $500 million of our common stock. We repurchased approximately 22 million shares in the open market under this program, including pursuant to pre-arranged stock trading plans.

In May 2014, a special committee of our Board of Directors, on behalf of the full Board of Directors, authorized a two-year program to repurchase up to $750 million of our common stock. This repurchase program superseded and replaced the stock repurchase authorization approved in July 2012. We repurchased approximately 8.3 million shares under this program during fiscal year 2015.

In May 2015, our Board of Directors authorized a new program to repurchase up to $1 billion of our common stock. This new stock repurchase program, which expires on May 31, 2017, supersedes and replaces the stock repurchase authorization approved in May 2014. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. We continue to actively repurchase shares.

The following table summarizes total shares repurchased and retired during fiscal years 2015 and 2013:

	February 2011 Program		July 2012 Program		May 2014 Program		Total
(In millions)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Fiscal Year 2013	4	$71	22	$278	—	—	26	$349
Fiscal Year 2015	—	—	—	—	8	$337	8	$337

During fiscal year 2014, we did not repurchase any shares of our common stock.

(16)  INTEREST AND OTHER INCOME (EXPENSE), NET
Interest and other income (expense), net, for the fiscal years ended March 31, 2015, 2014 and 2013 consisted of (in millions):

	Year Ended March 31,
	2015	2014	2013
Interest expense	$(31)	$(30)	$(29)
Interest income	10	5	6
Net gain (loss) on foreign currency transactions	(62)	4	2
Net gain (loss) on foreign currency forward contracts	59	(5)	(2)
Other income, net	1	—	2
Interest and other income (expense), net	$(23)	$(26)	$(21)

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

	Year Ended March 31,
(In millions, except per share amounts)	2015	2014	2013
Net income	$875	$8	$98
Shares used to compute net income per share:
Weighted-average common stock outstanding — basic	311	308	310
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	9	8	3
Dilutive potential common shares related to the Notes	4	—	—
Dilutive potential common shares related to the Warrants	1	—	—
Weighted-average common stock outstanding — diluted	325	316	313
Net income per share:
Basic	$2.81	$0.03	$0.32
Diluted	$2.69	$0.03	$0.31

For the fiscal years ended March 31, 2015, 2014 and 2013, stock options to purchase, restricted stock units and restricted stock to be released in the amount of 3 million shares, 4 million shares and 15 million shares, respectively, were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect.
For the fiscal years ended March 31, 2014 and 2013, potentially dilutive shares of common stock related to our 0.75% Convertible Senior Notes due 2016 issued during the fiscal year 2012, which have a conversion price of $31.74 per share and the associated Warrants, which have a conversion price of $41.14 per share, were excluded from the computation of Diluted EPS as their inclusion would have had an antidilutive effect resulting from the conversion price. The associated Convertible Note Hedge was excluded from the computation of diluted shares as the impact is always considered antidilutive. See Note 12 for additional information related to our 0.75% Convertible Senior Notes due 2016 and related Convertible Note Hedge and Warrants.
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

The following table summarizes the financial performance of our current segment operating profit and a reconciliation to our consolidated operating income for the fiscal years ended March 31, 2015, 2014 and 2013 (in millions):

	Year Ended March 31,
	2015	2014	2013
Segment:
Net revenue before revenue deferral	$4,319	$4,021	$3,793
Depreciation	(126)	(126)	(118)
Other expenses	(3,117)	(3,178)	(3,308)
Segment operating profit	1,076	717	367
Reconciliation to consolidated operating income:
Other:
Revenue deferral	(3,536)	(3,350)	(3,022)
Recognition of revenue deferral	3,732	2,904	3,026
Amortization of intangibles	(66)	(76)	(123)
Acquisition-related contingent consideration	3	35	64
Restructuring and other charges	—	1	(27)
Stock-based compensation	(144)	(150)	(164)
Loss on licensed intellectual property commitment	(122)	—	—
Other expenses	5	(48)	—
Consolidated operating income	$948	$33	$121

Our segment profit differs from consolidated operating income primarily due to the exclusion of (1) the deferral of net revenue related to online-enabled games (see Note 10 for additional information regarding deferred net revenue (online-enabled games)), (2) certain non-cash costs such as stock-based compensation, (3) acquisition-related expenses such as amortization of intangibles and acquisition-related contingent consideration, and (4) other significant non-recurring costs that may not be indicative of the company’s core business, operating results or future outlook. Our CODM reviews assets on a consolidated basis and not on a segment basis.
Information about our total net revenue by revenue composition and by platform for the fiscal years ended March 31, 2015, 2014 and 2013 is presented below (in millions):

	Year Ended March 31,
	2015	2014	2013
Packaged goods and other	$2,316	$1,742	$2,357
Digital	2,199	1,833	1,440
Net revenue	$4,515	$3,575	$3,797

	Year Ended March 31,
	2015	2014	2013
Platform net revenue
Xbox One, PlayStation 4	$1,505	$196	$—
Xbox 360, PlayStation 3	1,485	1,779	2,262
Other consoles	21	30	63
Total consoles	3,011	2,005	2,325
PC / Browser	878	1,020	928
Mobile	504	400	339
Other	122	150	205
Net revenue	$4,515	$3,575	$3,797

Information about our operations in North America and internationally as of and for the fiscal years ended March 31, 2015, 2014 and 2013 is presented below (in millions):

	Year Ended March 31,
	2015	2014	2013
Net revenue from unaffiliated customers
North America	$1,956	$1,510	$1,701
International	2,559	2,065	2,096
Total	$4,515	$3,575	$3,797

	As of March 31,
	2015	2014
Long-lived assets
North America	$1,809	$1,940
International	474	470
Total	$2,283	$2,410
We attribute net revenue from external customers to individual countries based on the location of the legal entity that sells the products and/or services. Note that revenue attributed to the legal entity that makes the sale is often not the country where the consumer resides. For example, revenue generated by our Swiss legal entities includes digital revenue from consumers who reside outside of Switzerland, including consumers who reside outside of Europe. Revenue generated by our Swiss legal entities during fiscal years 2015, 2014, and 2013 represents $1,462 million, $1,171 million and $885 million or 32 percent, 33 percent and 23 percent of our total net revenue, respectively. Revenue generated in the United States represents over 99 percent of our total North America net revenue. There were no other countries with net revenue greater than 10 percent.
Our direct sales to GameStop Corp. represented approximately 11 percent, 13 percent, and 13 percent of total net revenue in fiscal years 2015, 2014, and 2013, respectively. In fiscal year 2015, our direct sales to Microsoft represented approximately 10 percent of total net revenue. Our direct sales to Microsoft did not exceed 10 percent of net revenue in fiscal years 2014 and 2013.

(19)  QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)

	Quarter Ended								Year Ended
(In millions, except per share data)	June 30		September 30		December 31		March 31
Fiscal 2015 Consolidated
Net revenue	$1,214		$990		$1,126		$1,185		$4,515
Gross profit	847		563		725		951		3,086
Operating income	362		24		162		400		948
Net income	335	(a)	3	(a)	142		395	(a)	875
Common Stock
Net income per share — Basic	$1.07		$0.01		$0.46		$1.27		$2.81
Net income per share — Diluted	$1.04		$0.01		$0.44		$1.19		$2.69
Common stock price per share
High	$37.15		$38.42		$48.33		$58.24		$58.24
Low	$26.67		$33.31		$32.62		$45.96		$26.67
Fiscal 2014 Consolidated
Net revenue	$949		$695		$808		$1,123		$3,575
Gross profit	755		282		291		900		2,228
Operating income (loss)	233		(252)		(292)		344		33
Net income (loss)	222	(b)	(273)	(c)	(308)	(d)	367	(e)	8
Common Stock
Net income (loss) per share — Basic	$0.73		$(0.89)		$(1.00)		$1.18		$0.03
Net income (loss) per share — Diluted	$0.71		$(0.89)		$(1.00)		$1.15		$0.03
Common stock price per share
High	$23.61		$27.99		$26.44		$30.25		$30.25
Low	$16.91		$23.18		$20.97		$21.54		$16.91

(a)	Net income includes $(1) million of acquisition-related contingent consideration, of which is pre-tax amounts.

(b)	Net income includes restructuring charges of $1 million and $7 million of acquisition-related contingent consideration, both of which are pre-tax amounts.

(c)	Net loss includes restructuring charges of $(2) million and $(44) million of acquisition-related contingent consideration, both of which are pre-tax amounts.

(d)	Net loss includes pre-tax restructuring charges of $(1) million.

(e)	Net income includes restructuring charges of $1 million and $2 million of acquisition-related contingent consideration, both of which are pre-tax amounts.
Our common stock is traded on the NASDAQ Global Select Market under the symbol “EA”. The prices for the common stock in the table above represent the high and low closing sales prices as reported on the NASDAQ Global Select Market.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Electronic Arts Inc.:
We have audited the accompanying consolidated balance sheets of Electronic Arts Inc. and subsidiaries (the Company) as of March 28, 2015 and March 29, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended March 28, 2015. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Arts Inc. and subsidiaries as of March 28, 2015 and March 29, 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended March 28, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Electronic Arts Inc.’s internal control over financial reporting as of March 28, 2015, based on criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 21, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Santa Clara, California
May 21, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Electronic Arts Inc.:
We have audited Electronic Arts Inc.’s (the Company) internal control over financial reporting as of March 28, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Electronic Arts Inc. maintained, in all material respects, effective internal control over financial reporting as of March 28, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Electronic Arts Inc. and subsidiaries as of March 28, 2015 and March 29, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended March 28, 2015. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. Our report dated May 21, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Santa Clara, California
May 21, 2015

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
Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recently completed fiscal year. In making its assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of the end of our most recently completed fiscal year, our internal control over financial reporting was effective.
KPMG LLP, our independent registered public accounting firm, has issued an auditors’ report on the effectiveness of our internal control over financial reporting. That report appears on page 89.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended March 31, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) published an updated Internal Control - Integrated Framework (2013) and related illustrative documents. The Company adopted the new framework during the fiscal year ended March 31, 2015.
Item 9B:     Other Information
None.

PART III

Item 10:     Directors, Executive Officers and Corporate Governance
The information required by Item 10, other than the information regarding executive officers, which is included in Item 1 of this report, is incorporated herein by reference to the information to be included in our Proxy Statement for our 2015 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Board of Directors and Corporate Governance,” and “Report of the Audit Committee of the Board of Directors.” The information regarding Section 16 compliance is incorporated herein by reference to the information to be included in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11:     Executive Compensation
The information required by Item 11 is incorporated herein by reference to the information to be included in the Proxy Statement, under the headings “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

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

Item 13:     Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to the information to be included in the Proxy Statement under the headings “Director Independence,” “Global Code of Conduct and Corporate Governance Guidelines” and “Certain Relationships and Related Person Transactions.”

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
1.   Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 47 of this report.
2.   Financial Statement Schedule: See Schedule II on Page 93 of this report.
3.   Exhibits: The exhibits listed in the accompanying index to exhibits on Page 94 are filed or incorporated by reference as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC ARTS INC.

By:	/s/ Andrew Wilson
Andrew Wilson
Chief Executive Officer
Date: May 21, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 21st of May 2015.

Name	Title

/s/ Andrew Wilson	Chief Executive Officer
Andrew Wilson

/s/ Blake Jorgensen	Executive Vice President,
Blake Jorgensen	Chief Financial Officer

/s/ Kenneth A. Barker	Senior Vice President,
Kenneth A. Barker	Chief Accounting Officer
(Principal Accounting Officer)

Directors:
/s/ Lawrence F. Probst III	Chairman of the Board
Lawrence F. Probst III

/s/ Leonard S. Coleman	Director
Leonard S. Coleman

/s/ Jay C. Hoag	Director
Jay C. Hoag

/s/ Jeffrey T. Huber	Director
Jeffrey T. Huber

/s/ Vivek Paul	Director
Vivek Paul

/s/ Richard A. Simonson	Director
Richard A. Simonson

/s/ Luis A. Ubiñas	Director
Luis A. Ubiñas

/s/ Denise F. Warren	Director
Denise F. Warren

/s/ Andrew Wilson	Director
Andrew Wilson

ELECTRONIC ARTS INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2015, 2014 and 2013
(In millions)

Allowance for Doubtful Accounts, Price Protection and Returns	Balance at Beginning of Period	Charged to Revenue, Costs and Expenses	Charged (Credited) to Other Accounts(a)	Deductions(b)	Balance at End of Period
Year Ended March 31, 2015	$186	361	(66)	(341)	$140
Year Ended March 31, 2014	$200	321	37	(372)	$186
Year Ended March 31, 2013	$252	374	(7)	(419)	$200

(a)
Primarily other reclassification adjustments and the translation effect of using the average exchange rate for expense items and the year-end exchange rate for the balance sheet item (allowance account).

(b)	Primarily the utilization of returns allowance and price protection reserves.

ELECTRONIC ARTS INC.
2015 FORM 10-K ANNUAL REPORT
EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
3.01	Amended and Restated Certificate of Incorporation	10-Q	000-17948	11/3/2004

3.02	Amended and Restated Bylaws	8-K	000-17948	8/1/2013

4.01	Specimen Certificate of Registrant’s Common Stock	10-K	000-17948	5/22/2009

4.02	Indenture (including form of Notes) with respect to EA’s 0.75% Convertible Senior Notes due 2016 dated as of July 20, 2011 by and between EA and U.S. Bank National Association	8-K	000-17948	7/20/2011

10.01*	Form of Indemnity Agreement with Directors	10-K	000-17948	6/4/2004

10.02*	Electronic Arts Inc. Executive Bonus Plan	8-K	000-17948	7/27/2012

10.03*	Electronic Arts Inc. Deferred Compensation Plan	10-Q	000-17948	8/6/2007

10.04*	Electronic Arts Inc. Key Employee Continuity Plan	10-Q	000-17948	2/5/2013

10.05*	First Amendment to the Electronic Arts Deferred Compensation Plan, as amended and restated	10-K	000-17948	5/22/2009

10.06*	EA Bonus Plan	10-Q	000-17948	11/8/2010

10.07*	Form of 2012 Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/18/2012

10.08*	Form of 2013 Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/16/2013

10.09*	Form of 2014 Performance-Based Restricted Stock Unit Agreement	10-K	000-17948	5/21/2014

10.10*	EA Bonus Plan Fiscal Year 2015 Addendum	8-K	000-17948	6/4/2014

10.11*	2000 Equity Incentive Plan, as amended, and related documents	8-K	000-17948	8/1/2013

10.12*	2000 Employee Stock Purchase Plan, as amended	8-K	000-17948	8/1/2013

10.13*	Offer Letter for Employment at Electronic Arts Inc. to Andrew Wilson, dated September 15, 2013	8-K	000-17948	9/17/2013

10.14*	Offer Letter for Employment at Electronic Arts Inc. to Blake Jorgensen, dated July 25, 2012	8-K	000-17948	7/31/2012

10.15*	Offer Letter for Employment at Electronic Arts Inc. to Ken Moss, dated June 6, 2014	10-Q	000-17948	8/5/2014

10.16*	Offer Letter for Employment at Electronic Arts Inc. to Chris Bruzzo, dated July 21, 2014	10-Q	000-17948	11/4/2014

10.17*	Employment Agreement for Patrick Söderlund, dated September 17, 2013	10-Q	000-17948	11/5/2013

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
10.18	Lease agreement between ASP WT, L.L.C. and Tiburon Entertainment, Inc. for space at Summit Park I, dated June 15, 2004	10-Q	000-17948	8/3/2004

10.19
First amendment to lease, dated December 13, 2005, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts - Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.
		10-Q	000-17948	2/8/2006

10.20
Second Amendment to Lease, dated May 8, 2009, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts - Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.
		10-Q	000-17948	8/10/2009

10.21
Third amendment to lease, dated December 24, 2009, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts - Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.
		10-Q	000-17948	2/9/2010

10.22
Fourth Amendment to lease, dated May 16, 2014, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts - Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.
		10-K	000-17948	5/21/2014

10.23**
First Amended North American Territory Rider to the Global PlayStation®3 Format Licensed Publisher Agreement, dated September 11, 2008, by and between the Electronic Arts Inc. and Sony Computer Entertainment America Inc.
		10-Q	000-17948	11/10/2009

10.24**
Sony Computer Entertainment Europe Limited Regional Rider to the Global PlayStation®3 Format Licensed Publisher Agreement, dated December 17, 2008, by and between EA International (Studio and Publishing) Limited and Sony Computer Entertainment Europe Limited
		10-Q	000-17948	11/10/2009

10.25**	Global PlayStation®3 Format Licensed Publisher Agreement, dated September 11, 2008, by and between the Electronic Arts Inc. and Sony Computer Entertainment America Inc.	10-Q/A	000-17948	4/30/2010

10.26**	Global PlayStation®3 Format Licensed Publisher Agreement, dated December 17, 2008, by and between EA International (Studio and Publishing) Limited and Sony Computer Entertainment Europe Limited	10-Q/A	000-17948	4/30/2010
10.27**	Xbox2 Publisher License Agreement, dated May 15, 2005, by and among Electronic Arts Inc., Electronic Arts C.V. and Microsoft Licensing, GP	10-Q/A	000-17948	4/30/2010

10.28**	Durango Publisher License Agreement, dated June 29, 2012, by and among Electronic Arts Inc., EA International (Studio & Publishing) Ltd., Microsoft Licensing, GP and Microsoft Corporation	10-K	000-17948	5/21/2014

10.29	Form of Call Option Agreement dated as of July 14, 2011 between EA and each Option Counterparty	8-K	000-17948	7/20/2011

10.30	Form of Warrant Agreement dated July 14, 2011 between EA and each Option Counterparty	8-K	000-17948	7/20/2011

10.31	Form of Additional Call Option Agreement dated July 18, 2011 between EA and each Option Counterparty	8-K	000-17948	7/20/2011

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
10.32	Form of Additional Warrant Agreement dated as of July 18, 2011 between EA and each Option Counterparty	8-K	000-17948	7/20/2011

10.33	Credit Agreement, dated March 19, 2015, by and among Electronic Arts Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-17948	3/20/2015

21.01	Subsidiaries of the Registrant				X
23.01	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.01	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.02	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS†	XBRL Instance Document				X

101.SCH†	XBRL Taxonomy Extension Schema Document				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Management contract or compensatory plan or arrangement.
**
Confidential portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment that was granted in accordance with Exchange Act Rule 24b-2.

†
Attached as Exhibit 101 to this Annual Report on Form 10-K for the year ended March 31, 2015 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income (Loss), (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.