Form 10-Q
period 2015-06-30
ELECTRONIC ARTS INC.
filed 2015-08-11
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of August 6, 2015, there were 311,745,886 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	June 30, 2015	March 31, 2015 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,810	$2,068
Short-term investments	1,069	953
Receivables, net of allowances of $134 and $140, respectively	144	362
Inventories	34	36
Deferred income taxes, net	53	54
Other current assets	216	247
Total current assets	3,326	3,720
Property and equipment, net	444	459
Goodwill	1,713	1,713
Acquisition-related intangibles, net	98	111
Deferred income taxes, net	14	13
Other assets	126	131
TOTAL ASSETS	$5,721	$6,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43	$68
Accrued and other current liabilities	603	794
Deferred net revenue (online-enabled games)	775	1,283
0.75% convertible senior notes due 2016, net	608	602
Total current liabilities	2,029	2,747
Income tax obligations	71	70
Deferred income taxes, net	80	80
Other liabilities	180	183
Total liabilities	2,360	3,080
Commitments and contingencies (See Note 11)
0.75% convertible senior notes due 2016 (See Note 10)	25	31
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 311 and 310 shares issued and outstanding, respectively	3	3
Additional paid-in capital	2,001	2,127
Retained earnings	1,346	904
Accumulated other comprehensive income (loss)	(14)	2
Total stockholders’ equity	3,336	3,036
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,721	$6,147
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited consolidated financial statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended June 30,
(In millions, except per share data)	2015	2014
Net revenue:
Product	$743	$757
Service and other	460	457
Total net revenue	1,203	1,214
Cost of revenue:
Product	94	252
Service and other	79	115
Total cost of revenue	173	367
Gross profit	1,030	847
Operating expenses:
Research and development	296	265
Marketing and sales	123	130
General and administrative	98	88
Acquisition-related contingent consideration	—	(1)
Amortization of intangibles	1	3
Total operating expenses	518	485
Operating income	512	362
Interest and other income (expense), net	(3)	(8)
Income before provision for income taxes	509	354
Provision for income taxes	67	19
Net income	$442	$335
Net income per share:
Basic	$1.42	$1.07
Diluted	$1.32	$1.04
Number of shares used in computation:
Basic	311	313
Diluted	335	322
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended June 30,
(In millions)	2015	2014
Net income	$442	$335
Other comprehensive income (loss), net of tax:
Change in unrealized net gains and losses on available-for-sale securities	(1)	—
Change in unrealized net gains and losses on derivative instruments	(13)	(1)
Reclassification adjustment for net realized gains and losses on derivative instruments	(3)	5
Foreign currency translation adjustments	1	20
Total other comprehensive income (loss), net of tax	(16)	24
Total comprehensive income	$426	$359

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three Months Ended June 30,
(In millions)	2015	2014
OPERATING ACTIVITIES
Net income	$442	$335
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	49	56
Stock-based compensation	45	29
Acquisition-related contingent consideration	—	(1)
Change in assets and liabilities:
Receivables, net	219	110
Inventories	3	19
Other assets	26	21
Accounts payable	(16)	(43)
Accrued and other liabilities	(331)	(84)
Deferred income taxes, net	—	1
Deferred net revenue (online-enabled games)	(508)	(439)
Net cash provided by (used in) operating activities	(71)	4
INVESTING ACTIVITIES
Capital expenditures	(24)	(27)
Proceeds from maturities and sales of short-term investments	249	155
Purchase of short-term investments	(365)	(335)
Net cash used in investing activities	(140)	(207)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	45	5
Excess tax benefit from stock-based compensation	40	12
Repurchase and retirement of common stock	(132)	(50)
Net cash used in financing activities	(47)	(33)
Effect of foreign exchange on cash and cash equivalents	—	8
Decrease in cash and cash equivalents	(258)	(228)
Beginning cash and cash equivalents	2,068	1,782
Ending cash and cash equivalents	$1,810	$1,554
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$21	$8
Cash paid during the period for interest	$3	$—

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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2016 contains 53 weeks and ends on April 2, 2016. Our results of operations for the fiscal year ended March 31, 2015 contained 52 weeks and ended on March 28, 2015. Our results of operations for the three months ended June 30, 2015 contained 14 weeks and ended on July 4, 2015. Our results of operations for the three months ended June 30, 2014 contained 13 weeks and ended on June 28, 2014. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, as filed with the United States Securities and Exchange Commission (“SEC”) on May 21, 2015.
Impact of Recently Issued Accounting Standards
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40). The amendments of this ASU will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. The disclosure requirements will be effective for annual periods (and interim periods within those annual periods) ending after December 15, 2015. The amendment may be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. Early adoption is permitted. We expect to adopt this new standard in the first quarter of fiscal year 2017. We do not expect the adoption to have a material impact on our Consolidated Financial Statements.
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter of fiscal year 2018. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, we may adopt the standard in either the first quarter of fiscal year 2018 or 2019. We are currently evaluating the timing and method of adoption and the impact of the new revenue standard on our Consolidated Financial Statements and related disclosures.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2015 and March 31, 2015, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of June 30, 2015	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$174	$174	$—	$—	Cash equivalents
Money market funds	14	14	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	568	—	568	—	Short-term investments and cash equivalents
U.S. Treasury securities	218	218	—	—	Short-term investments
U.S. agency securities	191	—	191	—	Short-term investments
Commercial paper	119	—	119	—	Short-term investments and cash equivalents
Foreign currency derivatives	9	—	9	—	Other current assets
Deferred compensation plan assets (a)	9	9	—	—	Other assets
Total assets at fair value	$1,302	$415	$887	$—
Liabilities
Foreign currency derivatives	12	—	12	—	Accrued and other current liabilities
Deferred compensation plan liabilities (a)	10	10	—	—	Other liabilities
Total liabilities at fair value	$22	$10	$12	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of March 31, 2015	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$175	$175	$—	$—	Cash equivalents
Money market funds	7	7	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	468	—	468	—	Short-term investments and cash equivalents
U.S. Treasury securities	214	214	—	—	Short-term investments
U.S. agency securities	180	—	180	—	Short-term investments and cash equivalents
Commercial paper	140	—	140	—	Short-term investments and cash equivalents
Foreign currency derivatives	18	—	18	—	Other current assets
Deferred compensation plan assets (a)	9	9	—	—	Other assets
Total assets at fair value	$1,211	$405	$806	$—
Liabilities
Foreign currency derivatives	9	—	9	—	Accrued and other current liabilities
Deferred compensation plan liabilities (a)	9	9	—	—	Other liabilities
Total liabilities at fair value	$18	$9	$9	$—

(a)
The Deferred Compensation Plan assets consist of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, for additional information regarding our Deferred Compensation Plan.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of June 30, 2015 and March 31, 2015, our cash and cash equivalents were $1,810 million and $2,068 million, respectively. Cash equivalents were valued at their carrying amounts as they approximate fair value due to the short maturities of these financial instruments.
Short-Term Investments
Short-term investments consisted of the following as of June 30, 2015 and March 31, 2015 (in millions):

	As of June 30, 2015				As of March 31, 2015
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$565	$—	$—	$565	$467	$—	$—	$467
U.S. Treasury securities	218	—	—	218	214	—	—	214
U.S. agency securities	191	—	—	191	161	1	—	162
Commercial paper	95	—	—	95	110	—	—	110
Short-term investments	$1,069	$—	$—	$1,069	$952	$1	$—	$953
We evaluate our investments for impairment quarterly. Factors considered in the review of investments include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and any contractual terms impacting the prepayment or settlement process. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of June 30, 2015 and March 31, 2015.
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of June 30, 2015 and March 31, 2015 (in millions):

	As of June 30, 2015		As of March 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$454	$454	$417	$417
Due in 1-2 years	369	369	281	281
Due in 2-3 years	243	243	244	245
Due in 3-4 years	3	3	10	10
Short-term investments	$1,069	$1,069	$952	$953

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
We transact business in various foreign currencies and have significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign currency forward contracts, generally with maturities of 18 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in certain foreign currencies. Our cash flow risks are primarily related to fluctuations in the Euro, British pound sterling, Canadian dollar, Swedish krona and Australian dollar. In addition, we utilize foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts not designated as hedging instruments generally have a contractual term of approximately 3 months or less and are transacted near month-end. We do not use foreign currency forward contracts for speculative trading purposes.
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

Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows:

	As of June 30, 2015			As of March 31, 2015
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$70	$—	$3	$108	$—	$8
Forward contracts to sell	$679	$8	$9	$508	$18	$1
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2015 and 2014 was a gain of $3 million and a loss of $5 million, respectively.
During the three months ended June 30, 2015 and 2014, we reclassified an immaterial amount of the ineffective portion of gains or losses resulting from changes in fair value into interest and other income (expense), net.
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows:

	As of June 30, 2015			As of March 31, 2015
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$79	$—	$—	$99	$—	$—
Forward contracts to sell	$98	$1	$—	$173	$—	$—

The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2015 and 2014 was immaterial, and is included in interest and other income (expense), net.

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended June 30, 2015 and 2014 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2015	$(3)	$21	$(16)	$2
Other comprehensive income (loss) before reclassifications	(1)	(13)	1	(13)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3)	—	(3)
Net current-period other comprehensive income (loss)	(1)	(16)	1	(16)
Balance as of June 30, 2015	$(4)	$5	$(15)	$(14)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2014	$(4)	$(10)	$51	$37
Other comprehensive income (loss) before reclassifications	—	(1)	20	19
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	—	5
Net current-period other comprehensive income	—	4	20	24
Balance as of June 30, 2014	$(4)	$(6)	$71	$61

The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2015 and 2014 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Gains and losses on cash flow hedges from forward contracts
Net revenue	$(8)	$3
Research and development	5	2
Total amount reclassified, net of tax	$(3)	$5
The net impact from our cash flow hedging activities in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2015 and 2014 was a gain of $3 million and a loss of $5 million, respectively.

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the three months ended June 30, 2015 are as follows (in millions):

	As of March 31, 2015	Activity	Effects of Foreign Currency Translation	As of June 30, 2015
Goodwill	$2,081	$—	$—	$2,081
Accumulated impairment	(368)	—	—	(368)
Total	$1,713	$—	$—	$1,713
Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. Goodwill is not amortized, but rather subject to at least an annual assessment for impairment by applying a fair value-based test.

Acquisition-related intangibles consisted of the following (in millions):

	As of June 30, 2015			As of March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$531	$(450)	$81	$531	$(439)	$92
Trade names and trademarks	130	(113)	17	130	(111)	19
Registered user base and other intangibles	87	(87)	—	87	(87)	—
Carrier contracts and related	85	(85)	—	85	(85)	—
Total	$833	$(735)	$98	$833	$(722)	$111
Amortization of intangibles for the three months ended June 30, 2015 and 2014 are classified in the Condensed Consolidated Statement of Operations as follows (in millions):

	Three Months Ended June 30,
	2015	2014
Cost of service and other	$8	$10
Cost of product	4	4
Operating expenses	1	3
Total	$13	$17
Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from 2 to 14 years. As of June 30, 2015 and March 31, 2015, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 2.7 years and 2.8 years, respectively.
As of June 30, 2015, future amortization of acquisition-related intangibles that will be recorded in the Condensed Consolidated Statement of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2016 (remaining nine months)	$40
2017	32
2018	12
2019	8
2020	6
2021	—
Total	$98

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
During the three months ended June 30, 2015, we did not recognize any losses or impairment charges on royalty-based commitments. During the three months ended June 30, 2014, we recognized a loss of $122 million on a previously unrecognized licensed intellectual property commitment. The $122 million loss relates to the termination of certain rights we previously had to use a licensor’s intellectual property. In addition, because the loss will be paid in installments through March 2022, our accrued loss was computed using the effective interest method. We currently estimate recognizing in future periods through March 2022, approximately $27 million for the accretion of interest expense related to this obligation. This interest expense will be included in cost of revenue in our Condensed Consolidated Statement of Operations.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of June 30, 2015	As of March 31, 2015
Other current assets	$78	$70
Other assets	55	59
Royalty-related assets	$133	$129
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

	As of June 30, 2015	As of March 31, 2015
Accrued royalties	$108	$119
Other liabilities	134	131
Royalty-related liabilities	$242	$250
As of June 30, 2015, we were committed to pay approximately $1,542 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 11 for further information on our developer and licensor commitments.

(8) BALANCE SHEET DETAILS
Inventories
Inventories as of June 30, 2015 and March 31, 2015 consisted of (in millions):

	As of June 30, 2015	As of March 31, 2015
Finished goods	$32	$35
Raw materials and work in process	2	1
Inventories	$34	$36
Property and Equipment, Net
Property and equipment, net, as of June 30, 2015 and March 31, 2015 consisted of (in millions):

	As of June 30, 2015	As of March 31, 2015
Computer, equipment and software	$651	$655
Buildings	315	315
Leasehold improvements	128	126
Office equipment, furniture and fixtures	65	64
Land	62	62
Warehouse, equipment and other	9	9
Construction in progress	7	7
	1,237	1,238
Less: accumulated depreciation	(793)	(779)
Property and equipment, net	$444	$459
During the three months ended June 30, 2015 and 2014, depreciation expense associated with property and equipment was $30 million and $31 million, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of June 30, 2015 and March 31, 2015 consisted of (in millions):

	As of June 30, 2015	As of March 31, 2015
Other accrued expenses	$231	$298
Accrued compensation and benefits	179	263
Accrued royalties	108	119
Deferred net revenue (other)	85	114
Accrued and other current liabilities	$603	$794
Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
Deferred Net Revenue (Online-Enabled Games)
Deferred net revenue (online-enabled games) was $775 million and $1,283 million as of June 30, 2015 and March 31, 2015, respectively. Deferred net revenue (online-enabled games) generally includes the unrecognized revenue from bundled sales of online-enabled games for which we do not have vendor-specific objective evidence of fair value (“VSOE”) for the obligation to provide unspecified updates. We recognize revenue from the sale of online-enabled games for which we do not have VSOE for the unspecified updates on a straight-line basis, generally over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally-distributed games. However, we expense the cost of revenue related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

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
The provision for income taxes reported for the three months ended June 30, 2015 is based on our projected annual effective tax rate for fiscal year 2016, and also includes certain discrete items recorded during the period. Our effective tax rate for the three months ended June 30, 2015 was a tax expense of 13.2 percent as compared to 5.4 percent for the same period of fiscal year 2015. The effective tax rate for the three months ended June 30, 2015 and 2014 was reduced, when compared to the statutory rate of 35.0 percent, by the utilization of U.S. deferred tax assets which were subject to a valuation allowance and non-U.S. profits subject to a reduced or zero tax rate. Conversely, the effective tax rate was increased due to a discrete expense of $40 million and $12 million recorded in the three months ended June 30, 2015 and 2014, respectively, for excess tax benefits from stock-based compensation deductions allocated directly to contributed capital. The effective tax rate for the three months ended June 30, 2015 differs from the same period in fiscal year 2015 primarily due to the increase in the discrete expense for excess tax benefits from stock-based compensation deductions.

During the three months ended June 30, 2015, we recorded a net increase of $6 million in gross unrecognized tax benefits. The total gross unrecognized tax benefits as of June 30, 2015 is $260 million. A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of June 30, 2015, if recognized, approximately $58 million of the unrecognized tax benefits would affect our effective tax rate and approximately $202 million would result in adjustments to deferred tax assets with corresponding adjustments to the valuation allowance.

During the three months ended June 30, 2015, we recorded a net increase of $1 million for accrued interest and penalties related to tax positions taken on our tax returns. As of June 30, 2015, the combined amount of accrued interest and penalties related to uncertain tax positions included in income tax obligations on our Condensed Consolidated Balance Sheet was approximately $17 million.
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

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $9 million of unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect the Company’s income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

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
Following certain corporate events described in the indenture governing the notes (the “Indenture”) that occur prior to the maturity date, the conversion rate as discussed below will be increased for a holder who elects to convert its Notes in connection with such corporate event in certain circumstances. If we undergo a “fundamental change,” as defined in the Indenture, subject to certain conditions, holders may require us to purchase for cash all or any portion of their Notes. The fundamental change purchase price will be 100 percent of the principal amount of the Notes to be purchased plus any accrued and unpaid interest up to but excluding the fundamental change purchase date.
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
During the fiscal quarter ended June 30, 2015, the Sales Price Condition was met. As a result, the Notes are convertible at the option of the holder through October 3, 2015, and the carrying value of the Notes continued to be classified as a current liability and the excess of the principal amount over the carrying value of the Notes continued to be classified in temporary equity in the Consolidated Balance Sheets as of June 30, 2015. The determination of whether or not the Notes are convertible is performed on a quarterly basis.
Upon conversion of any Notes, we will deliver cash up to the principal amount of the Notes and any excess conversion value will be delivered in shares of our common stock. As of June 30, 2015, shares issued upon conversion of the Notes were minimal. Based on the closing price of our common stock of $67.80 at the end of the quarter ended June 30, 2015, the if-converted value of our Notes in aggregate exceeded their principal amount by $718 million. Subsequent to the quarter ended June 30, 2015 and through August 10, 2015, approximately $170 million principal value of the Notes were converted by holders thereof. The settlement of these conversions will occur during the quarter ended September 30, 2015, and upon settlement, these holders will receive approximately $170 million in cash and a number of shares of our common stock equal in value to the excess conversion value. Based on the closing stock price of our common stock of $67.80 at the end of the quarter ended June 30, 2015, approximately 3 million shares of our common stock would be issuable to converting holders.
The carrying and fair values of the Notes are as follows (in millions):

	As of June 30, 2015	As of March 31, 2015
Principal amount of Notes	$633	$633
Unamortized debt discount of the liability component	(25)	(31)
Net carrying value of Notes	$608	$602

Fair value of Notes	$1,342	$1,158

The fair value of the Notes is classified as Level 2 within the fair value hierarchy. As of June 30, 2015, the remaining life of the Notes is approximately 1 year.
Convertible Note Hedge and Warrants Issuance
In July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. We paid $107 million for the Convertible Note Hedge, which was recorded as an equity transaction. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provides us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock equal to the number of shares of our common stock that notionally underlie the Notes at a strike price of $31.74, which corresponds to the conversion price of the Notes. As of June 30, 2015, we received a minimal number of shares under the Convertible Note Hedge. Subsequent to June 30, 2015, we expect to receive a number of shares under the Convertible Note Hedge substantially equal to the number of shares of common stock to be issued in connection with any conversions of the Notes.
Separately, in July 2011 we also entered into privately negotiated warrant transactions with certain counterparties whereby we sold to independent third parties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments that are substantially the same as the anti-dilution provisions contained in the Notes, up to 19.9 million shares of our common stock (which is also equal to the number of shares of our common stock that notionally underlie the Notes), with a strike price of $41.14. The Warrants could have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock exceeds $41.14 on or prior to the expiration date of the Warrants. The Warrants are exercisable for a period of 60 trading days commencing on October 17, 2016. We received proceeds of $65 million from the sale of the Warrants.

Effect of conversion on earning per share (“EPS”)
The Notes have no impact on diluted EPS for periods where the average quarterly price of our common stock is below the conversion price of $31.74 per share. Prior to conversion, we will include the effect of the additional shares that may be issued if our common stock price exceeds $31.74 per share using the treasury stock method. If the average price of our common stock exceeds $41.14 per share for a quarterly period, we will also include the effect of the additional potential shares that may be issued related to the Warrants using the treasury stock method. Prior to conversion, the Convertible Note Hedge is not considered for purposes of the EPS calculation, as its effect would be anti-dilutive. Upon conversion, the Convertible Note Hedge is expected to offset the dilutive effect of the Notes when the stock price is above $31.74 per share. See Note 13 for additional information related to our EPS.
Credit Facility
On March 19, 2015, we entered into a $500 million senior unsecured revolving credit facility (“Credit Facility”) with a syndicate of banks. The credit facility terminates on March 19, 2020, and contains an option to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $250 million in additional commitments for revolving loans. Proceeds of loans made under the credit facility may be used for general corporate purposes.

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

As of June 30, 2015, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.

The following table summarizes our interest expense recognized for the three months ended June 30, 2015 and 2014 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,
	2015	2014
Amortization of debt discount	$(6)	$(5)
Amortization of debt issuance costs	(1)	(1)
Coupon interest expense	(1)	(1)
Other interest expense	—	(1)
Total interest expense	$(8)	$(8)

(11) COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of June 30, 2015, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.

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

The following table summarizes our minimum contractual obligations as of June 30, 2015 (in millions):

		Fiscal Years Ending March 31,
		2016
		(Remaining
	Total	nine mos.)	2017	2018	2019	2020	2021	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,542	$162	$233	$280	$233	$209	$184	$241
Marketing commitments	341	37	63	48	48	48	49	48
Operating leases	192	30	34	26	22	19	15	46
0.75% Convertible Senior Notes due 2016 interest (a)	5	3	2	—	—	—	—	—
Other purchase obligations	42	25	13	2	1	1	—	—
Total unrecognized commitments	2,122	257	345	356	304	277	248	335

Recognized commitments
0.75% Convertible Senior Notes due 2016 principal (a)	633	633	—	—	—	—	—	—
Licensing and lease obligations (b)	163	16	22	23	24	25	26	27
Total recognized commitments	796	649	22	23	24	25	26	27

Total commitments	$2,918	$906	$367	$379	$328	$302	$274	$362

(a)
We will be obligated to pay the $632.5 million principal amount of the Notes in cash and any excess conversion value in shares of our common stock upon redemption of the Notes at maturity on July 15, 2016, or upon earlier conversion. During the quarter ended June 30, 2015, the Sales Price Condition was met and as a result, the Notes are currently convertible at the option of the holder though October 3, 2015. Subsequent to quarter end and through August 10, 2015, the Company received conversion notices representing approximately $170 million principal of the Notes. See Note 10 for additional information regarding our Notes.

(b)
Lease commitments have not been reduced for approximately $3 million due in the future from third parties under non-cancelable sub-leases. See Note 7 for additional information regarding recognized obligations from our licensing-related commitments.

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated

Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of June 30, 2015; however, certain payment obligations may be accelerated depending on the performance of our operating results. Up to $32 million of the unrecognized amounts in the table above may be payable, at the licensor’s election, in shares of our common stock, subject to a $10 million maximum during any fiscal year. The number of shares to be issued will be based on fair market value at the time of issuance.
In addition to what is included in the table above, as of June 30, 2015, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $69 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Legal Proceedings
We are a defendant in several actions that allege we misappropriated the likenesses of various college athletes in certain of our college-themed sports games. In September 2013, we reached an agreement to settle all actions brought by college athletes against us. We recognized a $30 million accrual during the three months ended September 30, 2013 associated with the settlement. On September 3, 2014, the United States District Court for the Northern District of California granted preliminary approval of the settlement, and on July 16, 2015, a hearing was conducted regarding final approval of the settlement.
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
On December 17, 2013, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers by an individual purporting to represent a class of purchasers of EA common stock. A second purported shareholder class action lawsuit alleging substantially similar claims was subsequently filed in the same court. These lawsuits were consolidated into one action. The lawsuits, which assert claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, alleged, among other things, that the Company and certain of its officers issued materially false and misleading statements regarding the rollout of the Company’s Battlefield 4 game. We filed a motion seeking dismissal of all claims on January 15, 2015 and on April 30, 2015, the court granted our motion to dismiss with prejudice.
We are also subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our Condensed Consolidated Financial Statements.
(12)  STOCK-BASED COMPENSATION
Valuation Assumptions
We estimate the fair value of stock-based payment awards on the date of grant. We recognize compensation costs for stock-based payment awards to employees based on the grant-date fair value over the service period for which such awards are expected to vest. For awards with only service conditions that have a graded vesting schedule, we recognize compensation costs on a straight-line basis over the requisite service period for the entire award.

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

There were no ESPP shares issued during the three months ended June 30, 2015 and 2014. There were an insignificant number of stock options granted during the three months ended June 30, 2015.
The estimated assumptions used in the Black-Scholes valuation model to value our stock option grants were as follows:

Three Months Ended June 30,
2014
Risk-free interest rate	1.1 - 1.8%
Expected volatility	37 - 40%
Weighted-average volatility	38%
Expected term	4.5 years
Expected dividends	None

The estimated assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Three Months Ended June 30,
	2015	2014
Risk-free interest rate	1.0%	0.9%
Expected volatility	14 - 50%	16 - 79%
Weighted-average volatility	26%	30%
Expected dividends	None	None

Stock-Based Compensation Expense
Employee stock-based compensation expense recognized during the three months ended June 30, 2015 and 2014 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units, performance-based restricted stock units, market-based restricted stock units, and the ESPP included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,
	2015	2014
Research and development	$26	$16
Marketing and sales	5	4
General and administrative	14	9
Stock-based compensation expense	$45	$29
During the three months ended June 30, 2015 and 2014, we did not recognize any benefit from income taxes related to our stock-based compensation expense.

As of June 30, 2015, our total unrecognized compensation cost related to stock options was $14 million and is expected to be recognized over a weighted-average service period of 2.0 years. As of June 30, 2015, our total unrecognized compensation cost related to restricted stock and restricted stock units (collectively referred to as “restricted stock rights”) was $345 million and is expected to be recognized over a weighted-average service period of 1.8 years. Of the $345 million of unrecognized compensation cost, $41 million relates to market-based restricted stock units.
During the three months ended June 30, 2015 and 2014, we recognized $40 million and $12 million, respectively, of excess tax benefit from stock-based compensation deductions; this amount is reported in the financing activities on our Condensed Consolidated Statement of Cash Flows.
Stock Options
The following table summarizes our stock option activity for the three months ended June 30, 2015:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2015	4,920	$37.44
Granted	2	59.33
Exercised	(985)	45.79
Forfeited, cancelled or expired	(49)	35.41
Outstanding as of June 30, 2015	3,888	$35.35	5.84	$126
Vested and expected to vest	3,648	$35.61	5.65	$117
Exercisable as of June 30, 2015	2,456	$37.59	4.18	$74
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of June 30, 2015, which would have been received by the option holders had all the option holders exercised their options as of that date. The weighted-average grant date fair values of stock options granted during three months ended June 30, 2014 was $12.00. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Rights
The following table summarizes our restricted stock rights activity, excluding performance-based restricted stock unit activity which is discussed below, for the three months ended June 30, 2015:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Balance as of March 31, 2015	10,855	$26.20
Granted	2,177	62.64
Vested	(4,714)	20.55
Forfeited or cancelled	(368)	29.96
Balance as of June 30, 2015	7,950	$39.35

The weighted-average grant date fair values of restricted stock rights granted during the three months ended June 30, 2015 and 2014 were $62.64 and $35.49, respectively.

Market-Based Restricted Stock Units
Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the market-based restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be received at vesting will range from zero percent to 200 percent of the target number of market-based restricted stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period, generally over a one-year, two-year cumulative and three-year cumulative period. In the table below, we present shares granted at 100 percent of target of the number of market-based restricted stock units that may potentially vest. The maximum number of common shares that could vest is approximately 0.8 million for market-based restricted stock units granted during the three months ended June 30, 2015. As of June 30, 2015, the maximum number of shares that could vest is approximately 1.3 million for market-based restricted stock units outstanding.
The following table summarizes our market-based restricted stock unit activity for the three months ended June 30, 2015:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2015	663	$31.82
Granted	395	79.81
Vested	(742)	25.77
Vested above target	371	25.77
Forfeited or cancelled	(45)	34.84
Balance as of June 30, 2015	642	$69.51
Stock Repurchase Program
In May 2014, a special committee of our Board of Directors, on behalf of the full Board of Directors, authorized a two-year program to repurchase up to $750 million of our common stock. Since inception, we repurchased approximately 9.2 million shares for approximately $394 million under this program.

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

During the three months ended June 30, 2015, we repurchased approximately 2.2 million shares for approximately $132 million. We continue to actively repurchase shares.

The following table summarizes total shares repurchased during the three months ended June 30, 2015 and 2014:

	May 2014 Program		May 2015 Program		Total
(in millions)	Shares	Amount	Shares	Amount	Share	Amount
Three Months Ended June 30, 2015	1	$57	1	$75	2	$132
Three Months Ended June 30, 2014	1	$50	—	—	1	$50

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

	Three Months Ended June 30,
(In millions, except per share amounts)	2015	2014
Net income	$442	$335
Shares used to compute net income per share:
Weighted-average common stock outstanding — basic	311	313
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	8	8
Dilutive potential common shares related to the Notes	10	1
Dilutive potential common shares related to the Warrants	6	—
Weighted-average common stock outstanding — diluted	335	322
Net income per share:
Basic	$1.42	$1.07
Diluted	$1.32	$1.04

For the three months ended June 30, 2015 and 2014, options to purchase, restricted stock units and restricted stock to be released were immaterial and 4 million shares, respectively, and were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect.

For the three months ended June 30, 2014, potentially dilutive shares of common stock related to our Warrants, which have a conversion price of $41.14 per share, were excluded from the computation of Diluted EPS as their inclusion would have had an antidilutive effect resulting from the conversion price. The associated Convertible Note Hedge was excluded from the computation of diluted shares as the impact is always considered antidilutive. See Note 10 for additional information related to our 0.75% Convertible Senior Notes due 2016 and related Convertible Note Hedge and Warrants.

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

The following table summarizes the financial performance of our current segment operating profit and a reconciliation to our consolidated operating income for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015	2014
Segment:
Net revenue before revenue deferral	$693	$775
Depreciation	(30)	(31)
Other expenses	(603)	(659)
Segment operating profit	60	85
Reconciliation to consolidated operating income:
Other:
Revenue deferral	(495)	(623)
Recognition of revenue deferral	1,005	1,062
Amortization of intangibles	(13)	(17)
Acquisition-related contingent consideration	—	1
Stock-based compensation	(45)	(29)
Loss on licensed intellectual property commitment	—	(122)
Other expenses	—	5
Consolidated operating income	$512	$362

Our segment profit differs from consolidated operating income primarily due to the exclusion of (1) the deferral of net revenue related to online-enabled games (see Note 8 for additional information regarding deferred net revenue (online-enabled games)), (2) certain non-cash costs such as stock-based compensation, (3) acquisition-related expenses such as amortization of intangibles and acquisition-related contingent consideration, and (4) other significant non-recurring costs that may not be indicative of the company’s core business, operating results or future outlook. Our CODM reviews assets on a consolidated basis and not on a segment basis.
Information about our total net revenue by revenue composition and by platform for the three months ended June 30, 2015 and 2014 is presented below (in millions):

	Three Months Ended June 30,
	2015	2014
Packaged goods and other	$580	$678
Digital	623	536
Net revenue	$1,203	$1,214

	Three Months Ended June 30,
	2015	2014
Platform net revenue
Xbox One, PlayStation 4	$487	$293
Xbox 360, PlayStation 3	293	543
Other consoles	2	3
Total consoles	782	839
PC / Browser	253	231
Mobile	145	123
Other	23	21
Net revenue	$1,203	$1,214

Net revenue from unaffiliated customers in North America and internationally for the three months ended June 30, 2015 and 2014 is presented below (in millions):

	Three Months Ended June 30,
	2015	2014
Net revenue from unaffiliated customers
North America	$506	$522
International	697	692
Net revenue	$1,203	$1,214

Long-lived assets in North America and internationally as of June 30, 2015 and March 31, 2015 is presented below (in millions):

	As of June 30, 2015	As of March 31, 2015
Long-lived assets
North America	$1,782	$1,809
International	473	474
Total	$2,255	$2,283
We attribute net revenue from external customers to individual countries based on the location of the legal entity that sells the products and/or services. Note that revenue attributed to the legal entity that makes the sale is often not the country where the consumer resides. For example, revenue generated by our Swiss legal entities includes digital revenue from consumers who reside outside of Switzerland, including consumers who reside outside of Europe. Revenue generated by our Swiss legal entities during the three months ended June 30, 2015 and 2014 represented $532 million and $440 million, or 44 percent and 36 percent, of our total net revenue, respectively. Revenue generated in the United States represents over 99 percent of our total North America net revenue. There were no other countries with net revenue greater than 10 percent.
Our direct sales to Microsoft, Sony and Apple represented approximately 15 percent, 14 percent and 12 percent of total net revenue, respectively, during the three months ended June 30, 2015. Our direct sales to GameStop Corp. represented approximately 11 percent of total net revenue during the three months ended June 30, 2014, respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Electronic Arts Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of July 4, 2015, and the related condensed consolidated statements of operations, and comprehensive income, for the three-month periods ended July 4, 2015 and June 28, 2014, and the related condensed consolidated statements of cash flows for the three-month periods ended July 4, 2015 and June 28, 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Electronic Arts Inc. and subsidiaries as of March 28, 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 21, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 28, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/   KPMG LLP

Santa Clara, California
August 11, 2015

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, made in this Quarterly Report are forward looking. Examples of forward-looking statements include statements related to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, including our intended product releases, and may include certain assumptions that underlie the forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate” (and the negative of any of these terms), “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Our actual results could differ materially from those in the forward-looking statements. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed in this report under the heading “Risk Factors” in Part II, Item 1A, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 as filed with the Securities and Exchange Commission (“SEC”) on May 21, 2015 and in other documents we have filed with the SEC.

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended June 30, 2015, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 as filed with the SEC on May 21, 2015 and in other documents we have filed with the SEC.
About Electronic Arts
We develop, market, publish and distribute game software content and services that can be played by consumers on a variety of platforms, including video game consoles (such as the PlayStation 3 and 4 from Sony and the Xbox 360 and Xbox One from Microsoft), PCs, mobile phones and tablets. We deliver our games and services to our players across multiple platforms, through multiple distribution channels, and directly (online and wirelessly). Some of our games are based on our wholly-owned intellectual property (e.g., Battlefield, Mass Effect, Need for Speed, Dragon Age, The Sims, SimCity, Bejeweled, and Plants vs. Zombies), and some of our games leverage content that we license from others (e.g., FIFA, Madden NFL and Star Wars). We also publish and distribute games developed by third parties (e.g., Titanfall). Our goal is to develop our intellectual properties into year-round businesses available on a range of platforms. Our products and services may be purchased through physical and online retailers, platform providers such as console manufacturers, providers of free-to-download PC games played on the Internet, mobile carriers via streaming and digital downloads and directly through Origin, our own digital distribution platform.
Financial Results
Total net revenue for the three months ended June 30, 2015 was $1,203 million, a decrease of $11 million, or 1 percent, as compared to the three months ended June 30, 2014. Net revenue for the three months ended June 30, 2015 was driven by FIFA 15, Madden NFL 15, and Dragon Age: Inquisition. At June 30, 2015, deferred net revenue associated with sales of online-enabled games decreased by $508 million as compared to March 31, 2015, directly increasing the amount of reported net revenue during the three months ended June 30, 2015. At June 30, 2014, deferred net revenue associated with sales of online-enabled games decreased by $439 million as compared to March 31, 2014, directly increasing the amount of reported net revenue during the three months ended June 30, 2014. Disregarding the impact of the deferred net revenue and the unrecognized cash flow hedging net losses, reported net revenue would have decreased by approximately $82 million, or 11 percent, during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Net income for the three months ended June 30, 2015 was $442 million as compared to $335 million for the three months ended June 30, 2014. Diluted earnings per share for the three months ended June 30, 2015 was $1.32 as compared to a diluted earnings per share of $1.04 for the three months ended June 30, 2014. Net income increased for the three months ended June

30, 2015 as compared to the three months ended June 30, 2014 primarily as a result of a $183 million increase in gross profit, partially offset by a $48 million increase in income tax expenses and a $33 million increase in operating expenses.

International Operations and Foreign Currency Exchange Impact. International net revenue was $697 million, or 58 percent of total net revenue during the three months ended June 30, 2015, compared to $692 million, or 57 percent of total net revenue during the three months ended June 30, 2014, an increase of $5 million, or 1 percent. We estimate that the negative impact of foreign currency exchange rates during the three months ended June 30, 2015 (primarily the U.S. Dollar strengthening against the Euro), decreased reported International net revenue by approximately $49 million, or 7 percent, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This was partially offset by our related cash flow hedging gains of $11 million. Excluding the $38 million net impact of foreign currency exchange rates and related cash flow hedging activities, we estimate that International net revenue would have increased by approximately $43 million, or 6 percent for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This increase is primarily due to our FIFA and The Sims franchises, and Dragon Age: Inquisition, partially offset by decreased revenue in our Battlefield and Need for Speed franchises, and Titanfall. In addition, our international investments and our cash and cash equivalents denominated in foreign currencies are subject to fluctuations in foreign currency exchange rates and decline in value when the U.S. dollar strengthens against the currencies in which our international investments are denominated.

Trends in Our Business

Digital Transformation. Our business continues to transform from a traditional packaged goods business model to one in which our games and services are sold and delivered via a network connection, with digitally-delivered content, features and services helping to extend the life of the respective game offering. For example, many of our products that traditionally were sold only as packaged goods products can now also be purchased and downloaded via a network connection. We also include digitally-delivered content, features and services as part of the product offering, either made available for free or at additional cost. For example, the Ultimate Team mode incorporated into recent iterations of our FIFA, Madden NFL, NHL and NBA franchises and expansion packs available digitally for our Battlefield and Sims franchises have kept many of our players engaged with those games for longer periods of time. Additionally, our mobile and PC free-to-download games are available solely via digital delivery and are typically monetized through a business model through which we sell incremental content and/or features in discrete transactions. We also provide our EA Access service for the Xbox One which offers players access to a selection of EA games and other benefits for a monthly or annual fee.

We significantly increased our digital net revenue from $1,440 million in fiscal year 2013 to $1,833 million in fiscal year 2014 and $2,199 million during fiscal year 2015. We expect this portion of our business to continue to grow through fiscal year 2016 and beyond.

Console System Transition. We have made and will continue to make significant investments in products and services for the PlayStation 4 from Sony and Xbox One from Microsoft, and we also expect to continue to develop and market products and services for the Microsoft Xbox 360 and the Sony PlayStation 3. Industry sales of major games for these legacy consoles declined significantly during our 2015 fiscal year and we think that this sales decline trend will continue. The success of our products and services for the new-generation consoles depends in part on the commercial success and adequate supply of, as well as our ability to develop commercially successful products and services for, these consoles.

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

We track an estimate of monthly active users (“MAUs”) for our mobile business, which we believe is a useful indicator of player engagement trends for that business. For the three months ended June 30, 2015, we had average MAUs of over 150 million. MAUs are the aggregate number of individuals who accessed a particular game on a particular device in the last 30 days as of the measurement date. For our calculation, an individual who either plays two of our games on a single device, or the same game on two devices in the relevant period, would be counted as two users. Average MAUs for a particular period is the average of the MAUs at each month-end during that period. MAUs are calculated using internal company data based on tracking the activity of user accounts. We also include in this calculation data provided by our third party publishing partners for certain games that we develop but we exclude information from third party titles that we publish. From time to time, we adjust the calculation for user activity that is inconsistent with our methodology. We believe that the numbers are reasonable estimates of our user base for the applicable period of measurement; however, factors relating to user activity may impact these numbers. Our methodology for calculating MAUs may differ from the methodology used by other companies to calculate this metric.

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

Recent Developments
Stock Repurchase Program. In May 2015, our Board of Directors authorized a new program to repurchase up to $1 billion of our common stock. This new stock repurchase program, which expires on May 31, 2017, supersedes and replaces the stock repurchase authorization approved in May 2014. Under the new program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended June 30, 2015, we repurchased approximately 2.2 million shares for approximately $132 million. We continue to actively repurchase shares.

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
Revenue Recognition, Sales Returns and Allowances, and Bad Debt Reserves
We derive revenue principally from sales of interactive software games, and related content (e.g., micro-transactions) and services on (1) video game consoles (such as the PlayStation 3 and 4 from Sony and the Xbox 360 and Xbox One from Microsoft) and PCs, and (2) mobile phones and tablets. We evaluate revenue recognition based on the criteria set forth in FASB Accounting Standards Codification (“ASC”) 605, Revenue Recognition and ASC 985-605, Software: Revenue Recognition. We classify our revenue as either product revenue or service and other revenue.

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

Service and other revenue. Our service revenue includes revenue recognized from time-based subscriptions and games or related content that requires our hosting support in order to utilize the game or related content (i.e., can only be played with an Internet connection). This includes (1) entitlements to content that are accessed through hosting services (e.g., micro-transactions for Internet-based, social network and free-to-download mobile games), (2) massively multi-player online

(“MMO”) games (both software game and subscription sales), (3) subscriptions for our Battlefield Premium, EA Access, and Pogo-branded online game services, and (4) allocated service revenue from sales of software games with an online service element (i.e., “matchmaking” service). Our other revenue includes advertising and non-software licensing revenue.

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

Estimated Offering Period

Because the offering period is not an explicitly defined period, we must make an estimate of the offering period. Determining the estimated offering period is inherently subjective and is subject to regular revision based on historical online usage. For example, in determining the estimated offering period for unspecified updates associated with our online-enabled games, we consider the period of time consumers are online as online connectivity is required. On an annual basis, we review consumers’ online gameplay of all online-enabled games that have been released 12 to 24 months prior to the evaluation date. For example, if our evaluation date is April 1, 2015, we evaluate all online-enabled games released between April 1, 2013 and March 31, 2014. Based on this population of games, for all players that register the game online within the first six months of release of the game to the general public, we compute the weighted-average number of days for each online-enabled game, based on when a player initially registers the game online to when that player last plays the game online. We then compute the weighted-average number of days for all online-enabled games by multiplying the weighted-average number of days for each online-enabled game by its relative percentage of total units sold from these online-enabled games (i.e., a game with more units sold will have a higher weighting to the overall computation than a game with fewer units sold). Under a similar computation, we also consider the estimated period of time between the date a game unit is sold to a reseller and the date the reseller sells the game unit to an end consumer (i.e., time in channel). Based on these two calculations we then consider the method of distribution. For example, physical software games sold at retail would have a composite offering period equal to the online gameplay plus time in channel as opposed to digitally distributed software games which are delivered immediately via digital download and thus have no concept of channel. Additionally, we consider results from prior analyses, known and expected online gameplay trends, as well as disclosed service periods for competitors’ games in determining the estimated offering period for future sales.

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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2016 contains 53 weeks and ends on April 2, 2016. Our results of operations for the fiscal year ended March 31, 2015 contained 52 weeks and ended on March 28, 2015. Our results of operations for the three months ended June 30, 2015 contained 14 weeks and ended on July 4, 2015. Our results of operations for the three months ended June 30, 2014 contained 13 weeks and ended on June 28, 2014. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

Net Revenue
Net revenue consists of sales generated from (1) video games sold as packaged goods or as digital downloads and designed for play on video game consoles (such as the PlayStation 3 and 4 from Sony and the Xbox 360 and One from Microsoft) and PCs, (2) video games for mobile phones and tablets, (3) separate software products and content and online game services associated with these products, (4) licensing our game software to third parties, (5) allowing other companies to manufacture and sell our products in conjunction with other products, and (6) advertisements on our online web pages and in our games.

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

Net Revenue Quarterly Analysis

Net Revenue

For the three months ended June 30, 2015, net revenue was $1,203 million and decreased $11 million, or 1 percent, as compared to the three months ended June 30, 2014. This decrease was driven by a $303 million decrease in revenue primarily from the Battlefield and Need for Speed franchises, and Titanfall. This decrease was partially offset by a $292 million increase in revenue primarily from the FIFA and The Sims franchises, and Dragon Age: Inquisition.

Net Revenue by Product Revenue and Service and Other Revenue

Our net revenue by product revenue and service and other revenue for the three months ended June 30, 2015 and 2014 was as follows (in millions):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Net revenue:
Product	$743	$757	$(14)	(2)%
Service and other	460	457	3	1%
Total net revenue	$1,203	$1,214	$(11)	(1)%

Product Revenue

For the three months ended June 30, 2015, product revenue was $743 million, primarily driven by FIFA 15, Madden NFL 15, and Dragon Age: Inquisition. Product revenue decreased $14 million, or 2 percent, as compared to the three months ended June 30, 2014. This decrease was driven by a $217 million decrease primarily from the Battlefield and Need for Speed franchises. This decrease was partially offset by a $203 million increase primarily from Dragon Age: Inquisition, and the FIFA and The Sims franchises.

Service and Other Revenue
For the three months ended June 30, 2015, service and other revenue was $460 million, primarily driven by FIFA Ultimate Team, Madden Ultimate Team, and Star Wars: The Old Republic. Service and other revenue for the three months ended June 30, 2015 increased $3 million, or 1 percent, as compared to the three months ended June 30, 2014. This increase was driven by a $103 million increase primarily from the Madden, SimCity, and FIFA franchises. This increase was partially offset by a $100 million decrease primarily from Titanfall, Battlefield 4 Premium, and The Simpons: Tapped Out.
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

Our sales are generally deferred and recognized over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally delivered games and content, and therefore, the related revenue recognized during the fiscal quarter ended June 30 is primarily due to sales that occurred during the preceding six-month period for digitally delivered games and content, and the preceding nine-month period for physical games sold through retail. Consequently, most Revenue Deferrals incurred in the first quarter of a fiscal year are recognized within the same fiscal year; however, substantially all of the Revenue Deferrals incurred in the last month of a fiscal year will be recognized in the subsequent fiscal year.

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

Our non-GAAP net revenue by revenue composition and the reconciliation to net revenue for the three months ended June 30, 2015 and 2014 was as follows (in millions):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Packaged goods and other	$161	$293	$(132)	(45)%

Full game downloads	84	71	13	18%
Extra content	255	211	44	21%
Subscriptions, advertising, and other	71	80	(9)	(11)%
Mobile	122	120	2	2%
Total Digital	532	482	50	10%

Net Revenue before Revenue Deferral (Non-GAAP Net Revenue)	$693	$775	$(82)	(11)%

Revenue Deferral	(495)	(623)	128	21%
Recognition of Revenue Deferral	1,005	1,062	(57)	(5)%
Change in deferred net revenue (online-enabled games)	510	439	71	16%
Total net revenue	$1,203	$1,214	$(11)	(1)%

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

For the three months ended June 30, 2015, packaged goods and other Net Revenue before Revenue Deferral was $161 million, primarily driven by FIFA 15, Battlefield Hardline, and The Sims 4. Packaged goods and other Net Revenue before Revenue Deferral for the three months ended June 30, 2015 decreased $132 million, or 45 percent, as compared to the three months ended June 30, 2014. This decrease was driven by a $180 million decrease in sales primarily from Titanfall, and the FIFA World Cup and UFC franchises. This decrease was partially offset by a $48 million increase in sales primarily from the Battlefield and The Sims franchises, and Dragon Age: Inquisition.

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

For the three months ended June 30, 2015, digital Net Revenue before Revenue Deferral was $532 million, an increase of $50 million, or 10 percent, as compared to the three months ended June 30, 2014. This increase is due to (1) a $13 million or 18 percent increase in full-game download sales primarily driven by Battlefield Hardline, Dragon Age: Inquisition, and The Sims 4, (2) a $44 million or 21 percent increase in extra content and free-to-download sales primarily driven by FIFA Online 3 in China, and (3) a $2 million or 2 percent increase in mobile revenue. These increases were partially offset by a $9 million or 11 percent decrease in subscription sales primarily driven by Battlefield 4 Premium.

Revenue Deferral

Revenue Deferral for the three months ended June 30, 2015 decreased $128 million, or 21 percent, as compared to the three months ended June 30, 2014. This decrease was primarily due to an $82 million decrease in Net Revenue before Revenue Deferral related to our packaged goods and other and digital sales during the three months ended June 30, 2015 as compared to three months ended June 30, 2014.

Recognition of Revenue Deferral

The Recognition of Revenue Deferral for the three months ended June 30, 2015 decreased $57 million, or 5 percent, as compared to the three months ended June 30, 2014. This decrease was primarily due to an overall decrease in digital and packaged goods sales during the preceding six and nine-month period.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2015 and 2014 was as follows (in millions):

	June 30, 2015	% of Related Net Revenue	June 30, 2014	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$94	12.7%	$252	33.3%	(62.7)%	(20.6)%
Service and other	79	17.2%	115	25.2%	(31.3)%	(8.0)%
Total cost of revenue	$173	14.4%	$367	30.2%	(52.9)%	(15.8)%

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
Cost of product revenue decreased by $158 million, or 62.7 percent in the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. Cost of product revenue decreased primarily due to a loss of $122 million on previously unrecognized licensed intellectual property commitment recognized during the three months ended June 30, 2014. Excluding the impact of the $122 million loss, cost of product revenue decreased $36 million, or 27.7 percent, primarily due to a decline in our packaged goods sales (i.e. Net Revenue before Revenue Deferral) during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

Cost of Service and Other Revenue
Cost of service and other revenue consists primarily of (1) royalty costs, (2) data center, bandwidth and server costs associated with hosting our online games and websites, (3) platform processing fees from operating our website-based games on third party platforms, and (4) credit card fees associated with our service revenue.

Cost of service and other revenue decreased by $36 million, or 31.3 percent in the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The decrease was primarily due to a decrease in royalty and product costs due to Titanfall for the Xbox 360, which launched in the first quarter of fiscal year 2015, and no game launches during the three months ended June 30, 2015.

Total Cost of Revenue as a Percentage of Total Net Revenue
During the three months ended June 30, 2015, total cost of revenue as a percentage of total net revenue decreased by 15.8 percent as compared to the three months ended June 30, 2014. Excluding the loss of $122 million on previously unrecognized license intellectual property recognized during the three months ended June 30, 2014, total cost of revenue as a percentage of total net revenue decreased 5.8 percent primarily due to a decline in our our packaged goods and other sales (i.e. Net Revenue before Revenue Deferral) during the three months ended June 30, 2015 as there was no console game launches during the quarter compared to three console game launches during the three months ended June 30, 2014.

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
Research and development expenses for the three months ended June 30, 2015 and 2014 were as follows (in millions):

	June 30, 2015	% of Net Revenue	June 30, 2014	% of Net Revenue	$ Change	% Change
Three months ended	$296	25%	$265	22%	$31	12%

Research and development expenses increased by $31 million, or 12 percent, during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. Excluding the $20 million positive impact of foreign currency exchange rates, we estimate that research and development would have increased by $51 million. This $51 million increase was primarily due to (1) a $21 million increase in personnel-related costs resulting from higher payroll taxes as well as the quarter ended June 30, 2015 containing 14 weeks as compared to 13 weeks in the prior fiscal year, (2) a $10 million increase in stock-based compensation, (3) a $6 million increase in contracted services as a result of higher development contracted services in fiscal year 2016 as compared to the prior fiscal year, and (4) an increase of $3 million due to losses from our cash flow hedging activities incurred during the three months ended June 30, 2015.

Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three months ended June 30, 2015 and 2014 were as follows (in millions):

	June 30, 2015	% of Net Revenue	June 30, 2014	% of Net Revenue	$ Change	% Change
Three months ended	$123	10%	$130	11%	$(7)	(5)%
Marketing and sales expenses decreased by $7 million, or 5 percent, during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a $9 million decrease in contracted services due to no console game launches during the quarter as compared to three console game launches in the same period in the prior year.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology (“IT”), related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three months ended June 30, 2015 and 2014 were as follows (in millions):

	June 30, 2015	% of Net Revenue	June 30, 2014	% of Net Revenue	$ Change	% Change
Three months ended	$98	8%	$88	7%	$10	11%
General and administrative expenses increased by $10 million, or 11 percent, primarily due to a $5 million increase in personnel-related costs resulting from the quarter ended June 30, 2015 containing 14 weeks as compared to 13 weeks in the prior fiscal year and a $5 million increase in stock-based compensation.

Income Taxes
Provision for income taxes for the three months ended June 30, 2015 and 2014 were as follows (in millions):

	June 30, 2015	Effective Tax Rate	June 30, 2014	Effective Tax Rate
Three months ended	$67	13.2%	$19	5.4%
Our effective tax rate for the three months ended June 30, 2015 was 13.2 percent as compared to 5.4 percent for the same period of fiscal year 2015. The effective tax rate for the three months ended June 30, 2015 and 2014 was reduced, when compared to the statutory rate of 35.0 percent, by the utilization of U.S. deferred tax assets which were subject to a valuation allowance and non-U.S. profits subject to a reduced or zero tax rate. Conversely, the effective tax rate was increased due to a discrete expense of $40 million and $12 million recorded in the three months ended June 30, 2015 and 2014, respectively, for excess tax benefits from stock-based compensation deductions allocated directly to contributed capital. The effective tax rate for the three months ended June 30, 2015 differs from the same period in fiscal year 2015 primarily due to the increase in the discrete expense for excess tax benefits from stock-based compensation deductions.
Historically, we have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. taxes have been provided thereon. We currently intend to continue to indefinitely reinvest the undistributed earnings of our foreign subsidiaries outside of the United States.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of June 30, 2015	As of March 31, 2015	Increase/(Decrease)
Cash and cash equivalents	$1,810	$2,068	$(258)
Short-term investments	1,069	953	116
Total	$2,879	$3,021	$(142)
Percentage of total assets	50%	49%

	Three Months Ended June 30,
(In millions)	2015	2014	Change
Cash provided by (used in) operating activities	$(71)	$4	$(75)
Cash used in investing activities	(140)	(207)	67
Cash used in financing activities	(47)	(33)	(14)
Effect of foreign exchange on cash and cash equivalents	—	8	(8)
Net decrease in cash and cash equivalents	$(258)	$(228)	$(30)
Changes in Cash Flow
Operating Activities. Cash used in operating activities increased $75 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The change is primarily due to an $82 million decrease in Net Revenue before Revenue Deferral and an $18 million net increase in research and development, marketing and sales, and general and administrative expenses, which excludes the increase in non-cash stock-based compensation expense of $16 million, during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.
Investing Activities. Cash used in investing activities decreased $67 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily driven by a $94 million increase in proceeds from the sales and maturities of short-term investments. This was partially offset by a $30 million increase in purchase of short-term investments.
Financing Activities. Cash used in financing activities increased $14 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily due to an $82 million increase in repurchases and retirement of common stock. This was offset by (1) a $40 million increase in proceeds from the exercise of stock options, and (2) a $28 million increase in excess tax benefit from stock compensation recognized during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of June 30, 2015, our short-term investments had gross unrealized gains of less than $1 million, or less than 1 percent of the total in short-term investments, and gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions, debt repayment obligations, or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

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
During the quarter ended June 30, 2015, the market value of our common stock exceeded the conversion trigger price of $41.26 per share for at least 20 trading days of the 30 consecutive trading days preceding quarter end. As a result, the Notes are convertible at the option of the holder through October 3, 2015. During the quarter ending September 30, 2015, we will repay in cash an aggregate principal amount of at least $170 million related to conversions of our Notes. If our stock price continues to exceed the conversion price of the Notes, we may continue to receive early conversion notices of the Notes prior to the scheduled maturity date. See Note 10 - Financing Arrangements to the Condensed Consolidated Financial Statements as it relates to the Notes, the convertibility of the Notes, and the Convertible Note Hedge and Warrants, which is incorporated by reference into this Item 2.
Credit Facility
On March 19, 2015, we entered into a new $500 million senior unsecured revolving credit facility with a syndicate of banks. As of June 30, 2015, no amounts were outstanding under the credit facility. See Note 10 - Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our credit facility, which is incorporated by reference into this Item 2.
Financial Condition
We believe that our cash, cash equivalents, short-term investments, cash generated from operations and available financing facilities will be sufficient to meet our operating requirements for at least the next 12 months, including working capital requirements, capital expenditures, debt repayment obligations, and potentially, future acquisitions, stock repurchases, or strategic investments. We may choose at any time to raise additional capital to strengthen our financial position, facilitate expansion, repurchase our stock, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.
As of June 30, 2015, approximately $1,047 million of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we may be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
In May 2015, our Board of Directors authorized a new program to repurchase up to $1 billion of our common stock. This new stock repurchase program, which expires on May 31, 2017, supersedes and replaces the stock repurchase authorization approved in May 2014. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended June 30, 2015, we repurchased approximately 2.2 million shares for approximately $132 million. We continue to actively repurchase shares.
We have a “shelf” registration statement on Form S-3 on file with the SEC. This shelf registration statement, which includes a base prospectus, allows us at any time to offer any combination of securities described in the prospectus in one or more offerings. Unless otherwise specified in a prospectus supplement accompanying the base prospectus, we would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes, including, but not limited to, working capital, financing capital expenditures, research and development, marketing and distribution efforts, debt repayment obligations, stock repurchase programs, and if opportunities arise, for acquisitions or strategic alliances. Pending such uses, we may invest the net proceeds in interest-bearing securities. In addition, we may conduct concurrent or other financings at any time.
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
Contractual Obligations and Commercial Commitments
Note 11 - Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our contractual obligations and commercial commitments is incorporated by reference into this Item 2.

OFF-BALANCE SHEET COMMITMENTS
As of June 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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
Foreign Currency Exchange Rate Risk

Foreign Currency Exchange Rates. International sales are a fundamental part of our business, and we currently anticipate foreign currency exchange rates to have a negative impact on our expected reported net revenue (particularly relative to the Euro and British pound sterling) in fiscal year 2016 as compared to fiscal year 2015, but the strengthening of the U.S. dollar is expected to have a positive impact on our reported operating expenses (particularly Swedish krona and Canadian dollar) as a significant portion of those expenses are incurred outside the United States. While we use foreign currency hedging contracts to mitigate some foreign currency exchange risk, these activities are limited in the protection that they provide us and can themselves result in losses.
Cash Flow Hedging Activities. From time to time, we hedge a portion of our foreign currency risk related to forecasted foreign-currency-denominated sales and expense transactions by purchasing foreign currency forward contracts that generally have maturities of 18 months or less. These transactions are designated and qualify as cash flow hedges. Our hedging programs are designed to reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net revenue and research and development expenses.
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
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of June 30, 2015, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $75 million and $150 million, respectively. As of June 30, 2015, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in declines in the fair value on our foreign currency forward contracts used in balance sheet hedging of $17 million and $33 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially. See Note 4 - Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.
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

As of June 30, 2015, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity.

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of June 30, 2015, arising from hypothetical changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of June 30, 2015	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$574	$570	$567	$565	$561	$557	$553
U.S. Treasury securities	223	222	220	218	217	216	214
U.S. agency securities	195	194	193	191	190	189	188
Commercial paper	96	96	96	95	95	95	95
Total short-term investments	$1,088	$1,082	$1,076	$1,069	$1,063	$1,057	$1,050

Item 4.	Controls and Procedures
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
Changes in internal control over financial reporting
There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended June 30, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.Legal Proceedings
The information under the subheading “Legal Proceedings” in Note 11 - Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q is incorporated by reference into this Part II.
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

During the three months ended June 30, 2015, approximately 65 percent of our net revenue was derived from our top ten customers. Though our products are available to consumers through a variety of retailers and directly through us, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products and services, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers generally increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

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

Outside of the financial arrangements, our agreements with our channel partners typically give them significant control over other aspects of the distribution of the products and services that we develop for their platform. For example, our agreements with Sony and Microsoft typically give significant control to them over the approval, manufacturing and distribution of our products and services, which could, in certain circumstances, leave us unable to get our products and services approved, manufactured and distributed to customers. For the three months ended June 30, 2015, 65 percent of our net revenue was derived from products and services for Sony’s PlayStation 3 and 4 and Microsoft’s Xbox 360 and One consoles (combined across all four platforms). For our digital products and services delivered direct to consumers via digital channels such as Sony’s PlayStation Network, Microsoft’s Xbox LIVE Marketplace, Apple’s App Store and the Google Play store, the channel partner has policies and guidelines that control the promotion and distribution of these titles and the features and functionalities that we are permitted to offer through the channel.

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

International sales are a fundamental part of our business. For the three months ended June 30, 2015, international net revenue comprised 58 percent of our total net revenue and we expect international sales to continue to account for a significant portion of our total net revenue. As a result of our international sales, and also the denomination of our foreign investments and our cash and cash equivalents in foreign currencies, we are exposed to the effects of fluctuations in foreign currency exchange rates. The significant strengthening of the U.S. dollar during the second half of fiscal year 2015, particularly relative to the Euro, British pound sterling, Swedish krona and Canadian dollar, had a negative impact on our reported international net revenue but a positive impact on our reported international operating expenses because these amounts were translated at lower rates in fiscal 2015 than fiscal 2014. Our fiscal year 2015 results of operations, including our net revenue and net income were adversely affected by these foreign currency fluctuations and these trends may continue in fiscal 2016. We use foreign currency hedging contracts to mitigate some foreign currency risk. However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses.

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
Stock Purchase Programs
On May 5, 2014, a special committee of our Board of Directors, on behalf of the full Board of Directors, authorized a two-year program to repurchase up to $750 million of our common stock. Since inception, we repurchased approximately 9.2 million shares for approximately $394 million under this program. During the three months ended June 30, 2015, we repurchased approximately 1.0 million shares for approximately $57 million under this program.

On May 4, 2015, our Board of Directors authorized a new program to repurchase up to $1 billion of our common stock. This new stock repurchase program, which expires on May 31, 2017, supersedes and replaces the stock repurchase authorization approved on May 5, 2014. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended June 30, 2015, we repurchased approximately 1.2 million shares for approximately $75 million under this new program.
The following table summarizes the number of shares repurchased during the three months ended June 30, 2015:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Still Be Purchased Under the Program (in millions)
March 29 - May 2, 2015	833,145	$57.96	833,145	$365
May 3 - May 30, 2015	567,644	$61.23	567,644	$973
May 31 - July 4, 2015	757,014	$64.04	757,014	$925
	2,157,803	$60.95	2,157,803
We continue to actively repurchase shares.
Transactions Related to our Notes and Convertible Note Hedge
During the quarter ended June 30, 2015, we issued, in the aggregate, 1,938 shares of our common stock to holders of our 0.75% Convertible Senior Notes due 2016 (the “Notes”) that converted such Notes prior to the quarter ended June 30, 2015 pursuant to their terms. These shares of common stock were issued on multiple dates in April and May 2015 in reliance on Section 3(a)(9) of The Securities Act of 1933, as amended. Subsequent to the quarter ended June 30, 2015 and through August 10, 2015, approximately $170 million in aggregate principal amount of the Notes were converted by the holders thereof. The settlement of these conversions will occur during the quarter ending September 30, 2015, and upon settlement, these holders will receive approximately $170 million in cash and a number of shares of our common stock equal in value to the excess conversion value. For example, based on the closing stock price of our common stock of $67.80 at the end of the quarter ended June 30, 2015, approximately 3 million shares of our common stock would be issuable to these converting holders. The actual amount of shares issuable upon conversion will be determined based upon the market price of our common stock during an observation period following any conversion. For more information regarding the Notes and the conversion terms thereof, please see “Note 10 - Financing Arrangement” to the Condensed Consolidated Financial Statements in this Form 10-Q.

In connection with the conversions of the Notes that were settled during the quarter ended June 30, 2015, we exercised our option under privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) to acquire 1,936 shares of our common stock.  The counterparties to the Convertible Note Hedge may be deemed “affiliated purchasers” and may have purchased the shares of our common stock deliverable to us upon exercise of our option during the quarter ended June 30, 2015.  Subsequent to June 30, 2015, we expect to receive a number of shares of our common stock under the Convertible Note Hedge substantially equal to the number of shares of our common stock to be issued in connection with any conversions of the Notes. For more information regarding the Convertible Note Hedge, please see “Note 10 - Financing Arrangement” to the Condensed Consolidated Financial Statements in this Form 10-Q.

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

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
August 11, 2015	Executive Vice President,
Chief Financial Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2015
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.1	EA Bonus Plan	8-K	000-17948	5/22/2015
10.2	EA Bonus Plan Fiscal Year 2016 Addendum	8-K	000-17948	5/22/2015
10.3	Form of 2015 Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/22/2015
15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm.				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS†	XBRL Instance Document.				X

101.SCH†	XBRL Taxonomy Extension Schema Document.				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Loss, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.