Form 10-Q
period 2015-09-30
ELECTRONIC ARTS INC.
filed 2015-11-10
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of November 5, 2015, there were 310,807,842 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	September 30, 2015	March 31, 2015 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,598	$2,068
Short-term investments	990	953
Receivables, net of allowances of $116 and $140, respectively	737	362
Inventories	62	36
Deferred income taxes, net	46	54
Other current assets	213	247
Total current assets	3,646	3,720
Property and equipment, net	430	459
Goodwill	1,709	1,713
Acquisition-related intangibles, net	84	111
Deferred income taxes, net	14	13
Other assets	117	131
TOTAL ASSETS	$6,000	$6,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$188	$68
Accrued and other current liabilities	802	794
Deferred net revenue (online-enabled games)	1,113	1,283
0.75% convertible senior notes due 2016, net	422	602
Total current liabilities	2,525	2,747
Income tax obligations	66	70
Deferred income taxes, net	75	80
Other liabilities	175	183
Total liabilities	2,841	3,080
Commitments and contingencies (See Note 11)
0.75% convertible senior notes due 2016 (See Note 10)	13	31
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 311 and 310 shares issued and outstanding, respectively	3	3
Additional paid-in capital	1,981	2,127
Retained earnings	1,206	904
Accumulated other comprehensive income (loss)	(44)	2
Total stockholders’ equity	3,146	3,036
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,000	$6,147
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share data)	2015	2014	2015	2014
Net revenue:
Product	$434	$536	$1,177	$1,293
Service and other	381	454	841	911
Total net revenue	815	990	2,018	2,204
Cost of revenue:
Product	335	347	429	599
Service and other	74	80	153	195
Total cost of revenue	409	427	582	794
Gross profit	406	563	1,436	1,410
Operating expenses:
Research and development	265	261	561	526
Marketing and sales	156	183	279	313
General and administrative	101	92	199	180
Acquisition-related contingent consideration	—	(1)	—	(2)
Amortization of intangibles	3	4	4	7
Total operating expenses	525	539	1,043	1,024
Operating income (loss)	(119)	24	393	386
Interest and other income (expense), net	(9)	(6)	(12)	(14)
Income (loss) before provision for income taxes	(128)	18	381	372
Provision for income taxes	12	15	79	34
Net income (loss)	$(140)	$3	$302	$338
Earnings (loss) per share:
Basic	$(0.45)	$0.01	$0.97	$1.08
Diluted	$(0.45)	$0.01	$0.90	$1.05
Number of shares used in computation:
Basic	312	313	311	312
Diluted	312	322	334	322
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2015	2014	2015	2014
Net income (loss)	$(140)	$3	$302	$338
Other comprehensive income (loss), net of tax:
Change in unrealized net gains and losses on available-for-sale securities	2	—	1	—
Reclassification adjustment for net realized gains and losses on available-for-sale securities	(1)	—	(1)	—
Change in unrealized net gains and losses on derivative instruments	5	11	(8)	10
Reclassification adjustment for net realized gains and losses on derivative instruments	(4)	2	(7)	7
Foreign currency translation adjustments	(32)	(21)	(31)	(1)
Total other comprehensive income (loss), net of tax	(30)	(8)	(46)	16
Total comprehensive income (loss)	$(170)	$(5)	$256	$354

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six Months Ended September 30,
(In millions)	2015	2014
OPERATING ACTIVITIES
Net income	$302	$338
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	99	112
Loss on conversion of senior notes	6	—
Stock-based compensation	89	69
Acquisition-related contingent consideration	—	(2)
Change in assets and liabilities:
Receivables, net	(379)	(508)
Inventories	(26)	(11)
Other assets	39	138
Accounts payable	126	83
Accrued and other liabilities	(149)	173
Deferred income taxes, net	1	4
Deferred net revenue (online-enabled games)	(170)	(209)
Net cash provided by (used in) operating activities	(62)	187
INVESTING ACTIVITIES
Capital expenditures	(42)	(48)
Proceeds from maturities and sales of short-term investments	513	352
Purchase of short-term investments	(551)	(537)
Net cash used in investing activities	(80)	(233)
FINANCING ACTIVITIES
Payment of senior notes	(198)	—
Proceeds from issuance of common stock	84	26
Excess tax benefit from stock-based compensation	65	14
Repurchase and retirement of common stock	(258)	(145)
Net cash used in financing activities	(307)	(105)
Effect of foreign exchange on cash and cash equivalents	(21)	(7)
Decrease in cash and cash equivalents	(470)	(158)
Beginning cash and cash equivalents	2,068	1,782
Ending cash and cash equivalents	$1,598	$1,624
Supplemental cash flow information:
Cash paid (refunded) during the period for income taxes, net	$26	$(11)
Cash paid during the period for interest	$3	$3

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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2016 contains 53 weeks and ends on April 2, 2016. Our results of operations for the fiscal year ended March 31, 2015 contained 52 weeks and ended on March 28, 2015. Our results of operations for the three months ended September 30, 2015 and 2014 contained 13 weeks each and ended on October 3, 2015 and September 27, 2014, respectively. Our results of operations for the six months ended September 30, 2015 and 2014 contained 27 and 26 weeks, respectively, and ended on October 3, 2015 and September 27, 2014, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
Impact of Recently Issued Accounting Standards
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40). The amendments of this ASU will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. The requirements will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2015. The amendment may be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. Early adoption is permitted. We expect to adopt this new standard in the first quarter of fiscal year 2017. We do not expect the adoption to have a material impact on our Consolidated Financial Statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. In August 2015, the FASB issued ASU 2015-15, which clarified that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The disclosure requirements will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2015, and will require retrospective application. Early adoption is permitted. We do not expect the adoption to have a material impact on our Consolidated Financial Statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which requires entities to measure inventory at the lower of cost or net realizable value. Current guidance requires inventory to be measured at the lower of cost or market, with market defined as replacement cost, net realizable value, or net realizable value less a normal profit margin. This ASU simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost or net realizable value test. The requirements will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2016, and will require prospective application. Early adoption is permitted. We are currently evaluating the timing of adoption and impact of this new standard on our Consolidated Financial Statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter of fiscal year 2018. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year and also provides the option to early adopt on the original effective date. We are currently evaluating the timing and method of adoption and the impact of the new revenue standard on our Consolidated Financial Statements and related disclosures.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2015 and March 31, 2015, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of September 30, 2015	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$200	$200	$—	$—	Cash equivalents
Money market funds	5	5	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	593	—	593	—	Short-term investments and cash equivalents
U.S. Treasury securities	200	200	—	—	Short-term investments
U.S. agency securities	148	—	148	—	Short-term investments
Commercial paper	66	—	66	—	Short-term investments and cash equivalents
Foreign currency derivatives	10	—	10	—	Other current assets and other assets
Deferred compensation plan assets (a)	8	8	—	—	Other assets
Total assets at fair value	$1,230	$413	$817	$—
Liabilities
Foreign currency derivatives	8	—	8	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	9	9	—	—	Other liabilities
Total liabilities at fair value	$17	$9	$8	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of March 31, 2015	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$175	$175	$—	$—	Cash equivalents
Money market funds	7	7	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	468	—	468	—	Short-term investments and cash equivalents
U.S. Treasury securities	214	214	—	—	Short-term investments
U.S. agency securities	180	—	180	—	Short-term investments and cash equivalents
Commercial paper	140	—	140	—	Short-term investments and cash equivalents
Foreign currency derivatives	18	—	18	—	Other current assets
Deferred compensation plan assets (a)	9	9	—	—	Other assets
Total assets at fair value	$1,211	$405	$806	$—
Liabilities
Foreign currency derivatives	9	—	9	—	Accrued and other current liabilities
Deferred compensation plan liabilities (a)	9	9	—	—	Other liabilities
Total liabilities at fair value	$18	$9	$9	$—

(a)
The Deferred Compensation Plan assets consist of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, for additional information regarding our Deferred Compensation Plan.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of September 30, 2015 and March 31, 2015, our cash and cash equivalents were $1,598 million and $2,068 million, respectively. Cash equivalents were valued at their carrying amounts as they approximate fair value due to the short maturities of these financial instruments.
Short-Term Investments
Short-term investments consisted of the following as of September 30, 2015 and March 31, 2015 (in millions):

	As of September 30, 2015				As of March 31, 2015
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$588	$—	$—	$588	$467	$—	$—	$467
U.S. Treasury securities	199	1	—	200	214	—	—	214
U.S. agency securities	147	1	—	148	161	1	—	162
Commercial paper	54	—	—	54	110	—	—	110
Short-term investments	$988	$2	$—	$990	$952	$1	$—	$953
We evaluate our investments for impairment quarterly. Factors considered in the review of investments include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and any contractual terms impacting the prepayment or settlement process. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of September 30, 2015 and March 31, 2015.
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of September 30, 2015 and March 31, 2015 (in millions):

	As of September 30, 2015		As of March 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$441	$441	$417	$417
Due in 1-2 years	332	333	281	281
Due in 2-3 years	214	215	244	245
Due in 3-4 years	1	1	10	10
Short-term investments	$988	$990	$952	$953

(4) DERIVATIVE FINANCIAL INSTRUMENTS
The assets or liabilities associated with our derivative instruments and hedging activities are recorded at fair value in other current assets/other assets, or accrued and other current liabilities/other liabilities, respectively, on our Condensed Consolidated Balance Sheets. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative instrument and whether it is designated and qualifies for hedge accounting.
We transact business in various foreign currencies and have significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign currency forward contracts, generally with maturities of 18 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in certain foreign currencies. Our cash flow risks are primarily related to fluctuations in the Euro, British pound sterling, Canadian dollar, Swedish krona, Australian dollar, Chinese yuan and South Korean won. In addition, we utilize foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts not designated as hedging instruments generally have a contractual term of approximately 3 months or less and are transacted near month-end. We do not use foreign currency forward contracts for speculative trading purposes.
Cash Flow Hedging Activities
Certain of our forward contracts are designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression analysis, as well as other timing and probability criteria. To qualify for hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The derivative assets or liabilities associated with our hedging activities are recorded at fair value in other current assets/other assets, or accrued and other current liabilities/other liabilities, respectively, on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations.

Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of September 30, 2015			As of March 31, 2015
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$127	$1	$5	$108	$—	$8
Forward contracts to sell	$655	$9	$3	$508	$18	$1
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations was a gain of $4 million for the three months ended September 30, 2015 and immaterial for the three months ended September 30, 2014.
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations for the six months ended September 30, 2015 was a gain of $7 million and a loss of $7 million for the six months ended September 30, 2014.
During the three and six months ended September 30, 2015 and 2014, we reclassified an immaterial amount of the ineffective portion of gains or losses resulting from changes in fair value into interest and other income (expense), net.
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of September 30, 2015			As of March 31, 2015
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$84	$—	$—	$99	$—	$—
Forward contracts to sell	$406	$—	$—	$173	$—	$—

The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2015 and 2014, was as follows (in millions):

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Six Months Ended September 30,
		2015	2014	2015	2014
Foreign currency forward contracts not designated as hedging instruments	Interest and other income (expense), net	$4	$18	$2	$19

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended September 30, 2015 and 2014 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of June 30, 2015	$(4)	$5	$(15)	$(14)
Other comprehensive income (loss) before reclassifications	2	5	(32)	(25)
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(4)	—	(5)
Total other comprehensive income (loss), net of tax	1	1	(32)	(30)
Balance as of September 30, 2015	$(3)	$6	$(47)	$(44)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of June 30, 2014	$(4)	$(6)	$71	$61
Other comprehensive income (loss) before reclassifications	—	11	(21)	(10)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	—	2
Total other comprehensive income (loss), net of tax	—	13	(21)	(8)
Balance as of September 30, 2014	$(4)	$7	$50	$53

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended September 30, 2015 and 2014 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2015	$(3)	$21	$(16)	$2
Other comprehensive income (loss) before reclassifications	1	(8)	(31)	(38)
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(7)	—	(8)
Total other comprehensive income (loss), net of tax	—	(15)	(31)	(46)
Balance as of September 30, 2015	$(3)	$6	$(47)	$(44)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2014	$(4)	$(10)	$51	$37
Other comprehensive income (loss) before reclassifications	—	10	(1)	9
Amounts reclassified from accumulated other comprehensive income (loss)	—	7	—	7
Total other comprehensive income (loss), net of tax	—	17	(1)	16
Balance as of September 30, 2014	$(4)	$7	$50	$53

The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and six months ended September 30, 2015 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended September 30, 2015	Six Months Ended September 30, 2015
Gains and losses on available-for-sale securities
Interest and other income (expense), net	$(1)	$(1)
Net of tax	$(1)	$(1)

Gains and losses on cash flow hedges from forward contracts
Net revenue	$(6)	$(14)
Research and development	2	7
Net of tax	(4)	(7)

Total amount reclassified, net of tax	$(5)	$(8)
The net impact from our available-for-sale securities and cash flow hedging activities in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2015 was a gain of $5 million and $8 million, respectively.
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
The net impact from our cash flow hedging activities in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2014 was a loss of $2 million and $7 million, respectively.

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the six months ended September 30, 2015 are as follows (in millions):

	As of March 31, 2015	Activity	Effects of Foreign Currency Translation	As of September 30, 2015
Goodwill	$2,081	$—	$(4)	$2,077
Accumulated impairment	(368)	—	—	(368)
Total	$1,713	$—	$(4)	$1,709
Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. Goodwill is not amortized, but rather subject to at least an annual assessment for impairment by applying a fair value-based test.

Acquisition-related intangibles consisted of the following (in millions):

	As of September 30, 2015			As of March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$531	$(463)	$68	$531	$(439)	$92
Trade names and trademarks	130	(114)	16	130	(111)	19
Registered user base and other intangibles	87	(87)	—	87	(87)	—
Carrier contracts and related	85	(85)	—	85	(85)	—
Total	$833	$(749)	$84	$833	$(722)	$111
Amortization of intangibles for the three and six months ended September 30, 2015 and 2014 are classified in the Condensed Consolidated Statement of Operations as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Cost of service and other	$8	$9	$16	$19
Cost of product	3	3	7	7
Operating expenses	3	4	4	7
Total	$14	$16	$27	$33
Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from 2 to 14 years. As of September 30, 2015 and March 31, 2015, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 2.5 years and 2.8 years, respectively.
As of September 30, 2015, future amortization of acquisition-related intangibles that will be recorded in the Condensed Consolidated Statement of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2016 (remaining six months)	$26
2017	32
2018	12
2019	8
2020	6
2021	—
Total	$84

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

Our contracts with some licensors include minimum guaranteed royalty payments, which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Prepaid royalties are classified as current assets to the extent that such amounts will be recognized in our Condensed Consolidated Statements of Operations within the next 12 months. Royalty liabilities are classified as current liabilities to the extent such royalty payments are contractually due within the next 12 months.
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
During the three and six months ended September 30, 2015, we did not recognize any losses or impairment charges on royalty-based commitments. During the three months ended September 30, 2014, we did not recognize any losses or impairment charges on royalty-based commitments. During the six months ended September 30, 2014, we recognized a loss of $122 million on a previously unrecognized licensed intellectual property commitment. The $122 million loss relates to the termination of certain rights we previously had to use a licensor’s intellectual property. In addition, because the loss will be paid in installments through March 2022, our accrued loss was computed using the effective interest method. We currently estimate recognizing in future periods through March 2022, approximately $25 million for the accretion of interest expense related to this obligation. This interest expense will be included in cost of revenue in our Condensed Consolidated Statement of Operations.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of September 30, 2015	As of March 31, 2015
Other current assets	$63	$70
Other assets	50	59
Royalty-related assets	$113	$129
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

	As of September 30, 2015	As of March 31, 2015
Accrued royalties	$166	$119
Other liabilities	128	131
Royalty-related liabilities	$294	$250
As of September 30, 2015, we were committed to pay approximately $1,433 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but because performance remained with the counterparty (i.e., delivery of the product or content or other factors), such commitments were not recorded in our Condensed Consolidated Financial Statements. See Note 11 for further information on our developer and licensor commitments.

(8) BALANCE SHEET DETAILS
Inventories
Inventories as of September 30, 2015 and March 31, 2015 consisted of (in millions):

	As of September 30, 2015	As of March 31, 2015
Finished goods	$60	$35
Raw materials and work in process	2	1
Inventories	$62	$36
Property and Equipment, Net
Property and equipment, net, as of September 30, 2015 and March 31, 2015 consisted of (in millions):

	As of September 30, 2015	As of March 31, 2015
Computer, equipment and software	$658	$655
Buildings	307	315
Leasehold improvements	129	126
Equipment, furniture and fixtures, and other	73	73
Land	61	62
Construction in progress	9	7
	1,237	1,238
Less: accumulated depreciation	(807)	(779)
Property and equipment, net	$430	$459
During the three and six months ended September 30, 2015, depreciation expense associated with property and equipment was $30 million and $60 million, respectively. During the three and six months ended September 30, 2014, depreciation expense associated with property and equipment was $33 million and $64 million, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of September 30, 2015 and March 31, 2015 consisted of (in millions):

	As of September 30, 2015	As of March 31, 2015
Other accrued expenses	$315	$298
Accrued compensation and benefits	157	263
Accrued royalties	166	119
Deferred net revenue (other)	164	114
Accrued and other current liabilities	$802	$794
Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
Deferred Net Revenue (Online-Enabled Games)
Deferred net revenue (online-enabled games) was $1,113 million and $1,283 million as of September 30, 2015 and March 31, 2015, respectively. Deferred net revenue (online-enabled games) generally includes the unrecognized revenue from bundled sales of online-enabled games for which we do not have vendor-specific objective evidence of fair value (“VSOE”) for the obligation to provide unspecified updates. We recognize revenue from the sale of online-enabled games for which we do not have VSOE for the unspecified updates on a straight-line basis, generally over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally-distributed games. However, we expense the cost of revenue related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

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
In fiscal year 2015, we reported U.S. pre-tax income, compared to U.S. pre-tax losses in each of the last seven fiscal years. We have not yet been able to establish a sustained level of profitability in the U.S. or other sufficient significant positive evidence to conclude that our U.S. deferred tax assets are more likely than not to be realized. Therefore, we continue to maintain a valuation allowance against most of our U.S. deferred tax assets. It is reasonably possible that in fiscal year 2016 we will establish a sustained level of profitability in the U.S. As a result, it is possible that a significant portion of the $539 million valuation allowance recorded against our U.S. deferred tax assets at March 31, 2015 could be reversed by the end of fiscal year 2016.
The provision for income taxes reported for the three and six months ended September 30, 2015 is based on our projected annual effective tax rate for fiscal year 2016, and also includes certain discrete items recorded during the period. Our effective tax rate for the three and six months ended September 30, 2015 was a tax expense of 9.4 percent and 20.7 percent, respectively, as compared to 83.3 percent and 9.1 percent, respectively, for the same period of fiscal year 2015. The effective tax rate for the three and six months ended September 30, 2015 and 2014 was reduced, when compared to the statutory rate of 35.0 percent, by the utilization of U.S. deferred tax assets which were subject to a valuation allowance and non-U.S. profits subject to a reduced or zero tax rate. Conversely, the effective tax rate was increased due to a discrete expense of $25 million and $65 million recorded in the three and six months ended September 30, 2015, respectively, for excess tax benefits from stock-based compensation deductions allocated directly to contributed capital. The effective tax rate for the three months ended September 30, 2015 differs from the same period in fiscal year 2015 primarily due to the difference in pre-tax income. The effective tax rate for the six months ended September 30, 2015 is higher compared to the same period in fiscal 2015 primarily due to the increase in the discrete expense for excess tax benefits from stock-based compensation deductions.

During the three and six months ended September 30, 2015, we recorded a net increase of $11 million and $17 million, respectively, in gross unrecognized tax benefits. The total gross unrecognized tax benefits as of September 30, 2015 is $271 million. A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of September 30, 2015, if recognized, approximately $53 million of the unrecognized tax benefits would affect our effective tax rate and approximately $218 million would result in adjustments to deferred tax assets with corresponding adjustments to the valuation allowance.

During the three and six months ended September 30, 2015, there was no material change in accrued interest and penalties related to tax positions taken on our tax returns. As of September 30, 2015, the combined amount of accrued interest and penalties related to uncertain tax positions included in income tax obligations on our Condensed Consolidated Balance Sheet was approximately $16 million.
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
We are also currently under income tax examination in the United Kingdom for fiscal years 2010 through 2013. We remain subject to income tax examination for several other jurisdictions including in France for fiscal years after 2011, in Germany for fiscal years after 2012, in the United Kingdom for fiscal years after 2013, and in Canada and Switzerland for fiscal years after 2007.

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $4 million of unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect the Company’s income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

On July 27, 2015, the Tax Court issued an opinion (Altera Corp. et al. v. Commissioner) regarding the treatment of stock-based compensation expense in related-party cost-sharing arrangements. A final decision has yet to be issued by the Tax Court. At this time, the U.S. Department of the Treasury has not withdrawn its regulations that require the inclusion of stock-based compensation expense in such arrangements. We will continue to monitor developments related to this opinion and the potential impact of these developments on our Condensed Consolidated Financial Statements.

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
During the fiscal quarter ended September 30, 2015, the Sales Price Condition was met. As a result, the Notes are convertible at the option of the holder through January 2, 2016, and the carrying value of the Notes continued to be classified as a current liability and the excess of the principal amount over the carrying value of the Notes continued to be classified in temporary equity in the Consolidated Balance Sheets as of September 30, 2015. The determination of whether or not the Notes are convertible is performed on a quarterly basis.
Upon conversion of any Notes, we will deliver cash up to the principal amount of the Notes and any excess conversion value will be delivered in shares of our common stock. During the six months ended September 30, 2015, approximately $245 million principal value of the Notes were converted by holders thereof. The majority of these conversions were settled during the three months ended September 30, 2015. During the three months ended September 30, 2015, we repaid $198 million of the principal balance of the Notes and issued approximately 3.4 million shares of common stock to noteholders with a fair value of $226 million, resulting in a loss on conversion of senior notes of $6 million. We also received and cancelled approximately 3.4 million shares of common stock from the exercise of the Convertible Note Hedge. Based on the closing price of our common stock of $66.49 at the end of the quarter ended September 30, 2015, the if-converted value of our Notes in aggregate exceeded their principal amount by $476 million.
The remaining $47 million of conversion requests received prior to September 30, 2015 will be settled in the quarter ending December 31, 2015. Subsequent to the quarter ended September 30, 2015 and through November 6, 2015, we received conversion requests for an additional $48 million principal value of the Notes. During the quarter ending December 31, 2015, we expect to settle conversion requests with at least $95 million in cash and a number of shares of our common stock equal in value to the excess conversion value. Based on the closing stock price of our common stock of $66.49 at the end of the quarter ended September 30, 2015, approximately 2 million shares of our common stock would be issuable to converting holders. The actual amount of shares issuable upon conversion will be determined based upon the market price of our common stock during an observation period following any conversion.
The carrying and fair values of the Notes are as follows (in millions):

	As of September 30, 2015	As of March 31, 2015
Principal amount of Notes	$435	$633
Unamortized debt discount of the liability component	(13)	(31)
Net carrying value of Notes	$422	$602

Fair value of Notes	$916	$1,158

The fair value of the Notes is classified as Level 2 within the fair value hierarchy. As of September 30, 2015, the remaining life of the Notes is approximately 9.5 months.
Convertible Note Hedge and Warrants Issuance
In July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. We paid $107 million for the Convertible Note Hedge, which was recorded as an equity transaction. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provides us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock equal to the number of shares of our common stock that notionally underlie the Notes at a strike price of $31.74, which corresponds to the conversion price of the Notes. As of September 30, 2015, we received 3.4 million shares of our common stock under the Convertible Note Hedge. Subsequent to September 30, 2015, we expect to receive a number of shares under the Convertible Note Hedge substantially equal to the number of shares of common stock to be issued in connection with any conversions of the Notes.
Separately, in July 2011 we also entered into privately negotiated warrant transactions with certain counterparties whereby we sold to independent third parties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments that are substantially the same as the anti-dilution provisions contained in the Notes, up to 19.9 million shares of our common stock (which is also equal to the number of shares of our common stock that notionally underlie the Notes), with a strike price of $41.14. The Warrants have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock exceeds $41.14 on or prior to the expiration date of the Warrants. Based on the closing stock price of our common stock of $66.49 at the end of the quarter ended September 30, 2015, approximately 8 million shares would be issuable under the Warrants. The Warrants are exercisable for a period of 60 trading days commencing on October 17, 2016. We received proceeds of $65 million from the sale of the Warrants.
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

As of September 30, 2015, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.

The following table summarizes our interest expense recognized for the three and six months ended September 30, 2015 and 2014 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Loss on conversion of senior notes	$(6)	$—	$(6)	$—
Amortization of debt discount	(5)	(6)	(11)	(11)
Amortization of debt issuance costs	—	(1)	(1)	(2)
Coupon interest expense	(1)	(1)	(2)	(2)
Other interest expense	—	—	—	(1)
Total interest expense	$(12)	$(8)	$(20)	$(16)

(11) COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of September 30, 2015, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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

The following table summarizes our minimum contractual obligations as of September 30, 2015 (in millions):

		Fiscal Years Ending March 31,
		2016
		(Remaining
	Total	six mos.)	2017	2018	2019	2020	2021	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,433	$97	$208	$252	$241	$209	$185	$241
Marketing commitments	339	27	66	52	50	48	48	48
Operating leases	203	19	34	26	23	21	19	61
0.75% Convertible Senior Notes due 2016 interest (a)	2	1	1	—	—	—	—	—
Other purchase obligations	35	18	13	2	1	1	—	—
Total unrecognized commitments	2,012	162	322	332	315	279	252	350

Recognized commitments
0.75% Convertible Senior Notes due 2016 principal (a)	435	435	—	—	—	—	—	—
Licensing and lease obligations (b)	157	10	22	23	24	25	26	27
Total recognized commitments	592	445	22	23	24	25	26	27

Total commitments	$2,604	$607	$344	$355	$339	$304	$278	$377

(a)
We will be obligated to pay the $434.6 million principal amount of the Notes in cash and any excess conversion value in shares of our common stock upon redemption of the Notes at maturity on July 15, 2016, or upon earlier conversion. During the quarter ended September 30, 2015, the Sales Price Condition was met and as a result, the Notes are currently convertible at the option of the holder though January 2, 2016. Subsequent to the quarter ended September 30, 2015 and through November 6, 2015, we received conversion requests for an additional $48 million principal value of the Notes. During the quarter ending December 31, 2015, we expect to settle at least $95 million in cash and a number of shares of our common stock equal in value to the excess conversion value. See Note 10 for additional information regarding our Notes.

(b)
Lease commitments exclude the impact of sub-lease income due from third parties totaling approximately $2 million. See Note 7 for additional information regarding recognized obligations from our licensing-related commitments.

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of September 30, 2015; however, certain payment obligations may be accelerated depending on the performance of our operating results. Up to $32 million of the unrecognized amounts in the table above may be payable, at the licensor’s election, in shares of our common stock, subject to a $10 million maximum during any fiscal year. The number of shares to be issued will be based on fair market value at the time of issuance.
In addition to what is included in the table above, as of September 30, 2015, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $64 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with the taxing authority will occur.
Legal Proceedings
We are a defendant in several actions that allege we misappropriated the likenesses of various college athletes in certain of our college-themed sports games. In September 2013, we reached an agreement to settle all actions brought by college athletes against us. On August 19, 2015, the United States District Court for the Northern District of California granted final approval of the settlement, and during the six months ended September 30, 2015, we paid $29.5 million pursuant to the terms of the settlement.
On July 29, 2010, Michael Davis, a former NFL running back, filed a putative class action in the United States District Court for the Northern District of California against the Company, alleging that certain past versions of Madden NFL included the images of certain retired NFL players without their permission. In March 2012, the trial court denied the Company’s request to dismiss the complaint on First Amendment grounds. In January 2015, that trial court decision was affirmed by the Ninth Circuit Court of Appeals and the case was remanded back to the district court. On October 5, 2015, the Company filed a petition for a writ of certiorari to the United States Supreme Court.
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

There were an insignificant number of stock options granted during the three and six months ended September 30, 2015.

The estimated assumptions used in the Black-Scholes valuation model to value our stock option grants and ESPP were as follows:

	Stock Option Grants		ESPP
	Three Months Ended September 30,	Six Months Ended September 30,	Three Months Ended September 30,
	2014	2014	2015	2014
Risk-free interest rate	1.2 - 1.9%	1.1 -1.9%	0.3 - 0.4%	0.04 - 0.1%
Expected volatility	36 - 38%	36 - 40%	32%	34 - 35%
Weighted-average volatility	37%	38%	32%	35%
Expected term	4.5 years	4.5 years	6 - 11.5 months	6 - 12 months
Expected dividends	None	None	None	None

There were no market-based restricted stock units granted during the three months ended September 30, 2015 and 2014.

Stock-Based Compensation Expense
Employee stock-based compensation expense recognized during the three months ended September 30, 2015 and 2014 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense is recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units, performance-based restricted stock units, market-based restricted stock units, and the ESPP included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$1	$1	$1	$1
Research and development	25	$23	51	39
Marketing and sales	7	6	12	10
General and administrative	11	10	25	19
Stock-based compensation expense	$44	$40	$89	$69
During the three and six months ended September 30, 2015 and 2014, we did not recognize any benefit from income taxes related to our stock-based compensation expense.
As of September 30, 2015, our total unrecognized compensation cost related to stock options was $12 million and is expected to be recognized over a weighted-average service period of 1.9 years. As of September 30, 2015, our total unrecognized compensation cost related to restricted stock and restricted stock units (collectively referred to as “restricted stock rights”) was $305 million and is expected to be recognized over a weighted-average service period of 1.6 years. Of the $305 million of unrecognized compensation cost, $35 million relates to market-based restricted stock units.
During the three and six months ended September 30, 2015, we recognized $25 million and $65 million, respectively, of excess tax benefit from stock-based compensation deductions; this amount is reported in the financing activities on our Condensed Consolidated Statement of Cash Flows.

Stock Options
The following table summarizes our stock option activity for the six months ended September 30, 2015:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2015	4,920	$37.44
Granted	3	64.43
Exercised	(1,406)	44.65
Forfeited, cancelled or expired	(51)	35.70
Outstanding as of September 30, 2015	3,466	$34.56	6.00	$111
Vested and expected to vest	3,269	$34.74	5.85	$104
Exercisable as of September 30, 2015	2,267	$36.23	4.71	$69
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of September 30, 2015, which would have been received by the option holders had all the option holders exercised their options as of that date. The weighted-average grant date fair values of stock options granted during three and six months ended September 30, 2014 was $12.06 and $12.01, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Rights
The following table summarizes our restricted stock rights activity, excluding performance-based restricted stock unit activity which is discussed below, for the six months ended September 30, 2015:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Balance as of March 31, 2015	10,855	$26.20
Granted	2,463	63.76
Vested	(5,182)	21.27
Forfeited or cancelled	(622)	32.93
Balance as of September 30, 2015	7,514	$41.35

The weighted-average grant date fair values of restricted stock rights granted during the three and six months ended September 30, 2015 were $72.24 and $63.76, respectively.

Market-Based Restricted Stock Units
Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the market-based restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be received at vesting will range from zero percent to 200 percent of the target number of market-based restricted stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period, generally over a one-year, two-year cumulative and three-year cumulative period. In the table below, we present shares granted at 100 percent of target of the number of market-based restricted stock units that may potentially vest. The maximum number of common shares that could vest is approximately 0.8 million for market-based restricted stock units granted during the six months ended September 30, 2015. As of September 30, 2015, the maximum number of shares that could vest is approximately 1.3 million for market-based restricted stock units outstanding.
The following table summarizes our market-based restricted stock unit activity for the three months ended September 30, 2015:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2015	663	$31.82
Granted	395	79.81
Vested	(742)	25.77
Vested above target	371	25.77
Forfeited or cancelled	(53)	41.16
Balance as of September 30, 2015	634	$62.00
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

During the three and six months ended September 30, 2015, we repurchased approximately 1.8 million and 4.0 million shares for approximately $126 million and $258 million respectively. We continue to actively repurchase shares.

The following table summarizes total shares repurchased during the three and six months ended September 30, 2015 and 2014:

	May 2014 Program		May 2015 Program		Total
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Three months ended September 30, 2015	—	$—	1.8	$126	1.8	$126
Six months ended September 30, 2015	1.0	$57	3.0	$201	4.0	$258
Three months ended September 30, 2014	2.6	$95	—	$—	2.6	$95
Six months ended September 30, 2014	4.0	$145	—	$—	4.0	$145

(13) EARNINGS (LOSS) PER SHARE
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

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2015	2014	2015	2014
Net income (loss)	$(140)	$3	$302	$338
Shares used to compute earnings (loss) per share:
Weighted-average common stock outstanding — basic	312	313	311	312
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	—	6	7	8
Dilutive potential common shares related to the Notes	—	3	9	2
Dilutive potential common shares related to the Warrants	—	—	7	—
Weighted-average common stock outstanding — diluted	312	322	334	322
Earnings (loss) per share:
Basic	$(0.45)	$0.01	$0.97	$1.08
Diluted	$(0.45)	$0.01	$0.90	$1.05

As a result of our net loss for the three months ended September 30, 2015, we have excluded all potentially dilutive common shares from the diluted loss per share calculation as their inclusion would have had an antidilutive effect. Had we reported net income for this period, an additional 6 million shares of common stock related to our outstanding equity-based instruments, an additional 7.0 million shares of common stock related to the Notes, and an additional 8.0 million shares related to the Warrants would have been included in the number of shares used to calculate Diluted EPS for the three months ended September 30, 2015.

For the six months ended September 30, 2015, an immaterial amount of options to purchase, restricted stock units and restricted stock to be released were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect.

For the three and six months ended September 30, 2014, options to purchase, restricted stock units and restricted stock to be released in the amount of 4 million shares were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect.

For the three and six months ended September 30, 2014, potentially dilutive shares of common stock related to Warrants, which have a conversion price of $41.14 per share, were excluded from the computation of Diluted EPS as their inclusion would have had an antidilutive effect resulting from the conversion price. The associated Convertible Note Hedge was excluded from the computation of diluted shares as the impact is always considered antidilutive. See Note 10 for additional information related to our 0.75% Convertible Senior Notes due 2016 and related Convertible Note Hedge and Warrants.

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

The following table summarizes the financial performance of our current segment operating profit and a reconciliation to our consolidated operating income (loss) for the three and six months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Segment:
Net revenue before revenue deferral	$1,146	$1,220	$1,839	$1,995
Depreciation	(30)	(33)	(60)	(64)
Other expenses	(846)	(878)	(1,449)	(1,537)
Segment operating profit	270	309	330	394
Reconciliation to consolidated operating income (loss):
Other:
Revenue deferral	(977)	(1,035)	(1,472)	(1,658)
Recognition of revenue deferral	646	805	1,651	1,867
Amortization of intangibles	(14)	(16)	(27)	(33)
Acquisition-related contingent consideration	—	1	—	2
Stock-based compensation	(44)	(40)	(89)	(69)
Loss on licensed intellectual property commitment	—	—	—	(122)
Other expenses	—	—	—	5
Consolidated operating income (loss)	$(119)	$24	$393	$386

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
Information about our total net revenue by revenue composition and by platform for the three and six months ended September 30, 2015 and 2014 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Packaged goods and other	$313	$482	$893	$1,160
Digital	502	508	1,125	1,044
Net revenue	$815	$990	$2,018	$2,204

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Platform net revenue
Xbox One, PlayStation 4	$332	$317	$819	$610
Xbox 360, PlayStation 3	155	308	448	851
Other consoles	1	6	3	9
Total consoles	488	631	1,270	1,470
PC / Browser	184	208	437	439
Mobile	124	123	269	246
Other	19	28	42	49
Net revenue	$815	$990	$2,018	$2,204

Net revenue from unaffiliated customers in North America and internationally for the three and six months ended September 30, 2015 and 2014 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net revenue from unaffiliated customers
North America	$381	$433	$887	$955
International	434	557	1,131	1,249
Net revenue	$815	$990	$2,018	$2,204

Long-lived assets in North America and internationally as of September 30, 2015 and March 31, 2015 is presented below (in millions):

	As of September 30, 2015	As of March 31, 2015
Long-lived assets
North America	$1,753	$1,809
International	470	474
Total	$2,223	$2,283
We attribute net revenue from external customers to individual countries based on the location of the legal entity that sells the products and/or services. Note that revenue attributed to the legal entity that makes the sale is often not the country where the consumer resides. For example, revenue generated by our Swiss legal entities includes digital revenue from consumers who reside outside of Switzerland, including consumers who reside outside of Europe. Revenue generated by our Swiss legal entities during the three and six months ended September 30, 2015 represented $189 million and $721 million, or 23 percent and 36 percent, of our total net revenue, respectively. Revenue generated by our Swiss legal entities during the three and six months ended September 30, 2014 represented $195 million and $635 million, or 20 percent and 29 percent, of our total net revenue, respectively. Revenue generated in the United States represents over 99 percent of our total North America net revenue. There were no other countries with net revenue greater than 10 percent.
During the three months ended September 30, 2015, we estimate that our direct sales to Microsoft, GameStop and Sony represented approximately 13 percent, 12 percent and 11 percent of total net revenue, respectively. During the six months ended September 30, 2015, we estimate that our direct sales to Microsoft and Sony represented approximately 14 percent and 12 percent of total net revenue, respectively.
During the three and six months ended September 30, 2014, we estimate that our direct sales to GameStop Corp. represented approximately 16 percent and 14 percent of total net revenue, respectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Electronic Arts Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of October 3, 2015, and the related condensed consolidated statements of operations, and comprehensive income (loss), for the three-month and six-month periods ended October 3, 2015 and September 27, 2014, and the related condensed consolidated statements of cash flows for the six-month periods ended October 3, 2015 and September 27, 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Electronic Arts Inc. and subsidiaries as of March 28, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 21, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 28, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/   KPMG LLP

Santa Clara, California
November 10, 2015

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

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three and six months ended September 30, 2015, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 as filed with the SEC on May 21, 2015 and in other documents we have filed with the SEC.
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
Financial Results
Total net revenue for the three months ended September 30, 2015 was $815 million, a decrease of $175 million, or 18 percent, as compared to the three months ended September 30, 2014. Net revenue for the three months ended September 30, 2015 was driven by FIFA 15, Battlefield Hardline, and Dragon Age: Inquisition. At September 30, 2015, deferred net revenue associated with sales of online-enabled games increased by $338 million as compared to June 30, 2015, directly decreasing the amount of reported net revenue during the three months ended September 30, 2015. At September 30, 2014, deferred net revenue associated with sales of online-enabled games increased by $230 million as compared to June 30, 2014, directly decreasing the amount of reported net revenue during the three months ended September 30, 2014. Disregarding the impact of the deferred net revenue and the $7 million decrease in unrecognized cash flow hedging net gains, reported net revenue would have decreased by approximately $74 million, or 6 percent, during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Net loss for the three months ended September 30, 2015 was $140 million as compared to net income of $3 million for the three months ended September 30, 2014. Diluted loss per share for the three months ended September 30, 2015 was $0.45 as compared to a diluted earnings per share of $0.01 for the three months ended September 30, 2014. Net income decreased for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily as a result of a $157 million decrease in gross profit, partially offset by a $14 million decrease in operating expenses.

International Operations and Foreign Currency Exchange Impact. International net revenue was $434 million, or 53 percent of total net revenue during the three months ended September 30, 2015, compared to $557 million, or 56 percent of total net revenue during the three months ended September 30, 2014, a decrease of $123 million, or 22 percent. We estimate that the negative impact of foreign currency exchange rates during the three months ended September 30, 2015 (primarily the U.S. Dollar strengthening against the Euro), decreased reported International net revenue by approximately $58 million, or 10 percent, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This was partially offset by our related cash flow hedging gains of $8 million. Excluding the $50 million net negative impact of foreign currency exchange rates and related cash flow hedging activities, we estimate that International net revenue would have decreased by approximately $73 million, or 13 percent for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This decrease is primarily due to our Battlefield, FIFA and Need for Speed franchises, and Titanfall, partially offset by increased revenue in Dragon Age: Inquisition and our SimCity franchise. In addition, our international investments and our cash and cash equivalents denominated in foreign currencies are subject to fluctuations in foreign currency exchange rates and decline in value when the U.S. dollar strengthens against the currencies in which our international investments are denominated.

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

Foreign Currency Exchange Rates. International sales are a fundamental part of our business, and the significant strengthening of the U.S. Dollar during the second half of fiscal year 2015 (particularly relative to the Euro, British pound sterling, Swedish krona and Canadian dollar) had a negative impact on our reported international net revenues, but a positive impact on our reported international operating expenses because these amounts were translated at lower rates in fiscal year 2015 than in fiscal year 2014. This trend has continued during the first half of fiscal year 2016. While we use foreign currency hedging contracts to mitigate some foreign currency exchange risk, these activities are limited in the protection that they provide us and can themselves result in losses. We currently anticipate foreign currency exchange rates to continue to have a negative impact on our expected reported net revenue in the second half of fiscal year 2016 as compared to the same period of fiscal year 2015, but the strengthening of the U.S. dollar is expected to have a positive impact on our reported operating expenses as a significant portion of those expenses are incurred outside the United States.

Mobile and PC Free-to-Download Games. The proliferation of mobile phones and tablets has significantly increased the consumer base for mobile games. The broad consumer acceptance of free-to-download business models, which allow consumers to try new games with no up-front cost and pay for additional content or in-game items, has led to growth in the mobile gaming industry. Likewise, the mass introduction and wide consumer acceptance of free-to-download, micro-

transaction-based PC games played over the Internet has also broadened our consumer base. We expect revenue generated from mobile and PC free-to-download games to remain an important part of our business.
We track an estimate of monthly active users (“MAUs”) for our mobile business, which we believe is a useful indicator of player engagement trends for that business. For the three months ended September 30, 2015, we had average MAUs of over 150 million as compared to over 155 million average MAUs for the three months ended September 30, 2014. MAUs are the aggregate number of individuals who accessed a particular game on a particular device in the last 30 days as of the measurement date. For our calculation, an individual who either plays two of our games on a single device, or the same game on two devices in the relevant period, would be counted as two users. Average MAUs for a particular period is the average of the MAUs at each month-end during that period. MAUs are calculated using internal company data based on tracking the activity of user accounts. We also include in this calculation data provided by our third party publishing partners for certain games that we develop but we exclude information from third party titles that we publish. From time to time, we adjust the calculation for user activity that is inconsistent with our methodology. We believe that the numbers are reasonable estimates of our user base for the applicable period of measurement; however, factors relating to user activity may impact these numbers. Our methodology for calculating MAUs may differ from the methodology used by other companies to calculate this metric.

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

Recent Developments
Stock Repurchase Program. In May 2015, our Board of Directors authorized a new program to repurchase up to $1 billion of our common stock. This new stock repurchase program, which expires on May 31, 2017, supersedes and replaces the stock repurchase authorization approved in May 2014. Under the new program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended September 30, 2015, we repurchased approximately 1.8 million shares for approximately $126 million under this new program.
During the six months ended September 30, 2015, we repurchased approximately 4.0 million shares for approximately $258 million. Of these repurchases, approximately 3.0 million shares were repurchased under the May 2015 program for approximately $201 million. We continue to actively repurchase shares.

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

We have an established historical pattern of providing unspecified updates (e.g., player roster updates to Madden NFL 16) to online-enabled games and related content at no additional charge to the consumer. We do not have vendor-specific objective evidence of fair value (“VSOE”) for these unspecified updates, and thus, as required by U.S. GAAP, we recognize revenue from the sale of these online-enabled games and related content over the period we expect to offer the unspecified updates to the consumer (“estimated offering period”).

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
In fiscal year 2015, we reported U.S. pre-tax income, compared to U.S. pre-tax losses in each of the last seven fiscal years. We have not yet been able to establish a sustained level of profitability in the U.S. or other sufficient significant positive evidence to conclude that our U.S. deferred tax assets are more likely than not to be realized. Therefore, we continue to maintain a valuation allowance against most of our U.S. deferred tax assets. It is reasonably possible that in fiscal year 2016 we will establish a sustained level of profitability in the U.S. As a result, it is possible that a significant portion of the $539 million valuation allowance recorded against our U.S. deferred tax assets at March 31, 2015 could be reversed by the end of fiscal year 2016.
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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2016 contains 53 weeks and ends on April 2, 2016. Our results of operations for the fiscal year ended March 31, 2015 contained 52 weeks and ended on March 28, 2015. Our results of operations for the three months ended September 30, 2015 and 2014 contained 13 weeks each and ended on October 3, 2015 and September 27, 2014, respectively. Our results of operations for the six months ended September 30, 2015 and 2014 contained 27 and 26 weeks, respectively, and ended on October 3, 2015 and September 27, 2014, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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

Net Revenue Quarterly Analysis

Net Revenue

For the three months ended September 30, 2015, net revenue was $815 million and decreased $175 million, or 18 percent, as compared to the three months ended September 30, 2014. This decrease was driven by a $322 million decrease in revenue primarily from Titanfall, and the Battlefield and Need for Speed franchises. This decrease was partially offset by a $147 million increase in revenue primarily from Dragon Age: Inquisition, and the Madden NFL and The Sims franchises.

Net Revenue by Product Revenue and Service and Other Revenue

Our net revenue by product revenue and service and other revenue for the three months ended September 30, 2015 and 2014 was as follows (in millions):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Net revenue:
Product	$434	$536	$(102)	(19)%
Service and other	381	454	(73)	(16)%
Total net revenue	$815	$990	$(175)	(18)%

Product Revenue

For the three months ended September 30, 2015, product revenue was $434 million, primarily driven by FIFA 15, Battlefield Hardline, and Dragon Age: Inquisition. Product revenue decreased $102 million, or 19 percent, as compared to the three months ended September 30, 2014. This decrease was driven by a $187 million decrease primarily from the Battlefield, Need for Speed, and FIFA franchises. This decrease was partially offset by an $85 million increase primarily from Dragon Age: Inquisition and The Sims franchise.
Service and Other Revenue
For the three months ended September 30, 2015, service and other revenue was $381 million, primarily driven by FIFA Ultimate Team, Star Wars: The Old Republic, and Madden Ultimate Team. Service and other revenue for the three months ended September 30, 2015 decreased $73 million, or 16 percent, as compared to the three months ended September 30, 2014. This decrease was driven by a $144 million decrease primarily from Titanfall and Battlefield 4 Premium. This decrease was partially offset by a $71 million increase primarily from the Madden NFL and SimCity franchises.
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

Our non-GAAP net revenue by revenue composition and the reconciliation to net revenue for the three months ended September 30, 2015 and 2014 was as follows (in millions):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Packaged goods and other	$666	$767	$(101)	(13)%

Full game downloads	89	94	(5)	(5)%
Extra content	195	153	42	27%
Subscriptions, advertising, and other	83	91	(8)	(9)%
Mobile	113	115	(2)	(2)%
Total Digital	480	453	27	6%

Net Revenue before Revenue Deferral (Non-GAAP Net Revenue)	$1,146	$1,220	$(74)	(6)%

Revenue Deferral	(977)	(1,035)	58	6%
Recognition of Revenue Deferral	646	805	(159)	(20)%
Change in deferred net revenue (online-enabled games)	(331)	(230)	(101)	44%
Total net revenue	$815	$990	$(175)	(18)%

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

For the three months ended September 30, 2015, packaged goods and other Net Revenue before Revenue Deferral was $666 million, primarily driven by FIFA 16, Madden NFL 16, and NHL 16. Packaged goods and other Net Revenue before Revenue Deferral for the three months ended September 30, 2015 decreased $101 million, or 13 percent, as compared to the three months ended September 30, 2014. Excluding the $71 million net negative impact of foreign currency exchange rates, we estimate that packaged goods and other Net Revenue before Revenue Deferral would have decreased by $30 million. This decrease was driven primarily by the strong launch of The Sims 4 in the prior year.

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

For the three months ended September 30, 2015, digital Net Revenue before Revenue Deferral was $480 million, an increase of $27 million, or 6 percent, as compared to the three months ended September 30, 2014. Excluding the $38 million net negative impact of foreign currency exchange rates, we estimate that digital Net Revenue before Revenue Deferral would have increased by $65 million. This increase on a constant currency basis is due to (1) a $55 million or 36 percent increase in extra content and free-to-download sales primarily driven by FIFA Ultimate Team, which benefited from an extra week of FIFA 16 sales in the quarter compared to last year, (2) a $6 million or 6 percent increase in full-game download sales primarily driven by FIFA 16, and (3) a $6 million or 5 percent increase in mobile revenue primarily driven by Simcity Buildit. This increase was partially offset by a $2 million or 2 percent decrease in subscription sales primarily driven by Battlefield 4 Premium.

Revenue Deferral

Revenue Deferral for the three months ended September 30, 2015 decreased $58 million, or 6 percent, as compared to the three months ended September 30, 2014. This decrease was due to a $74 million decrease in Net Revenue before Revenue Deferral related to our packaged goods and other and digital sales during the three months ended September 30, 2015 as compared to three months ended September 30, 2014.

Recognition of Revenue Deferral

The Recognition of Revenue Deferral for the three months ended September 30, 2015 decreased $159 million, or 20 percent, as compared to the three months ended September 30, 2014. This decrease was primarily due to a decrease in packaged goods sales during the preceding nine-month period.

Net Revenue Year-to-Date Analysis

Net Revenue

For the six months ended September 30, 2015, net revenue was $2,018 million and decreased $186 million, or 8 percent, as compared to the six months ended September 30, 2014. This decrease was driven by a $571 million decrease in revenue primarily from the Battlefield and Need for Speed franchises, and Titanfall. This decrease was partially offset by a $385 million increase in revenue primarily from Dragon Age: Inquisition, and the Madden NFL and The Sims franchises.

Net Revenue by Product Revenue and Service and Other Revenue

Our net revenue by product revenue and service and other revenue for the six months ended September 30, 2015 and 2014 was as follows (in millions):

	Six Months Ended September 30,
	2015	2014	$ Change	% Change
Net revenue:
Product	$1,177	$1,293	$(116)	(9)%
Service and other	841	911	(70)	(8)%
Total net revenue	$2,018	$2,204	$(186)	(8)%

Product Revenue

For the six months ended September 30, 2015, product revenue was $1,177 million, primarily driven by FIFA 15, Battlefield Hardline, and Dragon Age: Inquisition. Product revenue decreased $116 million, or 9 percent, as compared to the six months ended September 30, 2014. This decrease was driven by a $367 million decrease primarily from the Battlefield and Need for Speed franchises. This decrease was partially offset by a $251 million increase primarily from Dragon Age: Inquisition and The Sims franchise.
Service and Other Revenue
For the six months ended September 30, 2015, service and other revenue was $841 million, primarily driven by FIFA Ultimate Team, Madden Ultimate Team, and Star Wars: The Old Republic. Service and other revenue for the six months ended September 30, 2015 decreased $70 million, or 8 percent, as compared to the six months ended September 30, 2014. This decrease was driven by a $221 million decrease primarily from Titanfall and Battlefield 4 Premium. This decrease was partially offset by a $151 million increase primarily from the Madden NFL and SimCity franchises.

Supplemental Non-GAAP Net Revenue by Revenue Composition

Our non-GAAP net revenue by revenue composition and the reconciliation to net revenue for the six months ended September 30, 2015 and 2014 was as follows (in millions):

	Six Months Ended September 30,
	2015	2014	$ Change	% Change
Packaged goods and other	$827	$1,060	$(233)	(22)%

Full game downloads	173	165	8	5%
Extra content	450	364	86	24%
Subscriptions, advertising, and other	154	171	(17)	(10)%
Mobile	235	235	—	—%
Total Digital	1,012	935	77	8%

Net Revenue before Revenue Deferral (Non-GAAP Net Revenue)	$1,839	$1,995	$(156)	(8)%

Revenue Deferral	(1,472)	(1,658)	186	11%
Recognition of Revenue Deferral	1,651	1,867	(216)	(12)%
Change in deferred net revenue (online-enabled games)	179	209	(30)	(14)%
Total net revenue	$2,018	$2,204	$(186)	(8)%

Net Revenue before Revenue Deferral

Packaged goods and other

For the six months ended September 30, 2015, packaged goods and other Net Revenue before Revenue Deferral was $827 million, primarily driven by FIFA 16, Madden NFL 16, and FIFA 15. Packaged goods and other Net Revenue before Revenue Deferral for the six months ended September 30, 2015 decreased $233 million, or 22 percent, as compared to the six months ended September 30, 2014. Excluding the $87 million net negative impact of foreign currency exchange rates, we estimate that packaged goods and other Net Revenue before Revenue Deferral would have decreased by $146 million. This decrease was driven by a decrease in sales primarily from Titanfall and the FIFA World Cup franchise.

Digital

For the six months ended September 30, 2015, digital Net Revenue before Revenue Deferral was $1,012 million, an increase of $77 million, or 8 percent, as compared to the six months ended September 30, 2014. Excluding the $80 million net negative impact of foreign currency exchange rates, we estimate that digital Net Revenue before Revenue Deferral would have increased by $157 million. This increase on a constant currency basis is due to (1) a $117 million or 32 percent increase in extra content and free-to-download sales primarily driven by FIFA Ultimate Team and FIFA Online 3 in China, (2) a $28 million or 17 percent increase in full-game download sales primarily driven by FIFA 16 and Battlefield Hardline, and (3) a $17 million or 7 percent increase in mobile sales primarily driven by Simcity Buildit. These increases were partially offset by a $5 million or 3 percent decrease in subscription sales primarily driven by Battlefield 4 Premium.

Revenue Deferral

Revenue Deferral for the six months ended September 30, 2015 decreased $186 million, or 11 percent, as compared to the six months ended September 30, 2014. This decrease was primarily due to a $156 million decrease in Net Revenue before Revenue Deferral related to our packaged goods and other and digital sales during the six months ended September 30, 2015 as compared to six months ended September 30, 2014.

Recognition of Revenue Deferral

The Recognition of Revenue Deferral for the six months ended September 30, 2015 decreased $216 million, or 12 percent, as compared to the six months ended September 30, 2014. This decrease was primarily due to a decrease in packaged goods sales during the preceding nine-month period.

Cost of Revenue

Cost of Revenue Quarterly Analysis

Cost of revenue for the three months ended September 30, 2015 and 2014 was as follows (in millions):

	September 30, 2015	% of Related Net Revenue	September 30, 2014	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$335	77.2%	$347	64.7%	(3.5)%	12.5%
Service and other	74	19.4%	80	17.6%	(7.5)%	1.8%
Total cost of revenue	$409	50.2%	$427	43.1%	(4.2)%	7.1%

Cost of Product Revenue
Cost of product revenue consists of (1) inventory costs, (2) certain royalty expenses for celebrities, professional sports and other organizations, and independent software developers, (3) manufacturing royalties, net of volume discounts and other vendor reimbursements, (4) expenses for defective products, (5) write-offs of post launch prepaid royalty costs and losses on previously unrecognized licensed intellectual property commitments, (6) amortization of certain intangible assets, (7) personnel-related costs, and (8) warehousing and distribution costs. We generally recognize volume discounts when they are earned from the manufacturer (typically in connection with the achievement of unit-based milestones); whereas other vendor reimbursements are generally recognized as the related revenue is recognized.
Cost of product revenue decreased by $12 million, or 3.5 percent in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. Cost of product revenue decreased primarily due to a decrease in inventory costs as a result of product mix. Overall sales for our top three launches, FIFA 16, Madden NFL 16 and NHL 16, during the second quarter were higher as compared to the three months ended September 30, 2014. However, a higher percentage of these sales were for digital downloads versus packaged goods. This resulted in a corresponding decrease in inventory costs as our digital products have a lower cost than our packaged goods and other products.

Cost of Service and Other Revenue
Cost of service and other revenue consists primarily of (1) royalty costs, (2) data center, bandwidth and server costs associated with hosting our online games and websites, (3) inventory costs, (4) platform processing fees from operating our website-based games on third party platforms, and (5) credit card fees associated with our service revenue.

Cost of service and other revenue decreased by $6 million, or 7.5 percent in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The decrease was primarily due to a decrease in inventory costs primarily driven by Plants vs. Zombies: Garden Warfare, which was released for the PlayStation 3 and 4 in the second quarter of the prior year.

Total Cost of Revenue as a Percentage of Total Net Revenue
During the three months ended September 30, 2015, total cost of revenue as a percentage of total net revenue increased by 7.1 percent as compared to the three months ended September 30, 2014. This increase was primarily due to a decline in our packaged goods and other sales (i.e. Net Revenue before Revenue Deferral) during the three months ended September 30, 2015.

Cost of Revenue Year-to-Date Analysis

Cost of revenue for the six months ended September 30, 2015 and 2014 was as follows (in millions):

	September 30, 2015	% of Related Net Revenue	September 30, 2014	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$429	36.4%	$599	46.3%	(28.4)%	(9.9)%
Service and other	153	18.2%	195	21.4%	(21.5)%	(3.2)%
Total cost of revenue	$582	28.8%	$794	36.0%	(26.7)%	(7.2)%

Cost of Product Revenue
Cost of product revenue decreased by $170 million, or 28.4 percent in the six months ended September 30, 2015, as compared to the six months ended September 30, 2014. Cost of product revenue decreased primarily due to a loss of $122 million on previously unrecognized licensed intellectual property commitment recognized during the three months ended June 30, 2014. Excluding the impact of the $122 million loss, cost of product revenue decreased $48 million, or 10 percent, primarily due to a decline in our packaged goods sales (i.e. Net Revenue before Revenue Deferral) during the six months ended September 30, 2015, as compared to the six months ended September 30, 2014.

Cost of Service and Other Revenue

Cost of service and other revenue decreased by $42 million, or 22 percent in the six months ended September 30, 2015, as compared to the six months ended September 30, 2014. The decrease was primarily due to a decrease in royalty and inventory costs due to Titanfall for the Xbox 360, which launched in the first quarter of fiscal year 2015, and Plants vs. Zombies: Garden Warfare, which was released for the PlayStation 3 and 4 in the second quarter of the prior year, and we had no console service game launches during the six months ended September 30, 2015.

Total Cost of Revenue as a Percentage of Total Net Revenue
During the six months ended September 30, 2015, total cost of revenue as a percentage of total net revenue decreased by 7.2 percent as compared to the six months ended September 30, 2014. Excluding the loss of $122 million on previously unrecognized licensed intellectual property recognized during the three months ended June 30, 2014, total cost of revenue as a percentage of total net revenue remained relatively consistent.

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
Research and development expenses for the three and six months ended September 30, 2015 and 2014 were as follows (in millions):

	September 30, 2015	% of Net Revenue	September 30, 2014	% of Net Revenue	$ Change	% Change
Three months ended	$265	32.5%	$261	26.4%	$4	1.5%
Six months ended	$561	27.8%	$526	23.9%	$35	6.7%

Research and development expenses increased by $4 million, or 1.5 percent, during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. Excluding the $21 million positive impact of foreign currency exchange rates, we estimate that research and development would have increased by $25 million. This $25 million increase was primarily due to (1) a $15 million increase in personnel-related costs, (2) a $9 million increase in contracted services as a result of higher development contracted services during the three months ended September 30, 2015 as compared to the same period in the prior fiscal year, and (3) a $2 million increase in stock-based compensation.

Research and development expenses increased by $35 million, or 6.7 percent, during the six months ended September 30, 2015, as compared to the six months ended September 30, 2014. Excluding the $40 million positive impact of foreign currency exchange rates, we estimate that research and development would have increased by $75 million. This $75 million increase was primarily due to (1) a $36 million increase in personnel-related costs primarily resulting from higher payroll taxes as well as the quarter ended June 30, 2015 containing 14 weeks as compared to 13 weeks in the prior fiscal year, (2) a $17 million increase in contracted services as a result of higher development contracted services during the six months ended September 30, 2015 as compared to the same period in the prior fiscal year, (3) a $12 million increase in stock-based compensation, and (4) a $5 million increase due to losses from our cash flow hedging activities incurred during the six months ended September 30, 2015.

Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three and six months ended September 30, 2015 and 2014 were as follows (in millions):

	September 30, 2015	% of Net Revenue	September 30, 2014	% of Net Revenue	$ Change	% Change
Three months ended	$156	19.1%	$183	18.5%	$(27)	(14.8)%
Six months ended	$279	13.8%	$313	14.2%	$(34)	(10.9)%
Marketing and sales expenses decreased by $27 million, or 14.8 percent, during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. Excluding the $8 million positive impact of foreign currency exchange rates, we estimate that marketing and sales expenses would have decreased by $19 million. This $19 million decrease was primarily due to advertising and promotional spending primarily related to The Sims 4 during the three months ended September 30, 2014.
Marketing and sales expenses decreased by $34 million, or 10.9 percent, during the six months ended September 30, 2015, as compared to the six months ended September 30, 2014. Excluding the $13 million positive impact of foreign currency exchange rates, we estimate that marketing and sales expenses would have decreased by $21 million. This $21 million decrease was primarily due to a $25 million decrease in advertising and promotional spending on our franchises primarily due to fewer frontline title releases during the six months ended September 30, 2015 as compared to the same period in the prior year.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology (“IT”), related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three and six months ended September 30, 2015 and 2014 were as follows (in millions):

	September 30, 2015	% of Net Revenue	September 30, 2014	% of Net Revenue	$ Change	% Change
Three months ended	$101	12.4%	$92	9.3%	$9	9.8%
Six months ended	$199	9.9%	$180	8.2%	$19	10.6%
General and administrative expenses increased by $9 million, or 9.8 percent, during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. Excluding the $6 million positive impact of foreign currency exchange rates, we estimate that general and administrative expenses would have increased by $15 million. This $15 million increase was primarily due to an $8 million increase in facilities-related expense and a $2 million increase in contracted services.

General and administrative expenses increased by $19 million, or 10.6 percent, during the six months ended September 30, 2015, as compared to the six months ended September 30, 2014. Excluding the $11 million positive impact of foreign currency exchange rates, we estimate that general and administrative expenses would have increased by $30 million. This $30 million increase was primarily due to (1) an $11 million increase in personnel-related costs primarily due to the quarter ended June 30, 2015 containing 14 weeks as compared to 13 weeks in the prior fiscal year, (2) a $9 million increase in facilities-related expense, and (3) a $6 million increase in stock-based compensation.

Income Taxes
Provision for income taxes for the three and six months ended September 30, 2015 and 2014 were as follows (in millions):

	September 30, 2015	Effective Tax Rate	September 30, 2014	Effective Tax Rate
Three months ended	$12	9.4%	$15	83.3%
Six months ended	$79	20.7%	$34	9.1%
The provision for income taxes reported for the three and six months ended September 30, 2015 is based on our projected annual effective tax rate for fiscal year 2016, and also includes certain discrete items recorded during the period. Our effective tax rate for the three and six months ended September 30, 2015 was a tax expense of 9.4 percent and 20.7 percent, respectively, as compared to 83.3 percent and 9.1 percent, respectively, for the same period of fiscal year 2015. The effective tax rate for the three and six months ended September 30, 2015 and 2014 was reduced, when compared to the statutory rate of 35.0 percent, by the utilization of U.S. deferred tax assets which were subject to a valuation allowance and non-U.S. profits subject to a reduced or zero tax rate. Conversely, the effective tax rate was increased due to a discrete expense of $25 million and $65 million recorded in the three and six months ended September 30, 2015, respectively, for excess tax benefits from stock-based compensation deductions allocated directly to contributed capital. The effective tax rate for the three months ended September 30, 2015 differs from the same period in fiscal year 2015 primarily due to the difference in pre-tax income. The effective tax rate for the six months ended September 30, 2015 is higher compared to the same period in fiscal 2015 primarily due to the increase in the discrete expense for excess tax benefits from stock-based compensation deductions.
Historically, we have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. taxes have been provided thereon. We currently intend to continue to indefinitely reinvest the undistributed earnings of our foreign subsidiaries outside of the United States.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of September 30, 2015	As of March 31, 2015	Increase/(Decrease)
Cash and cash equivalents	$1,598	$2,068	$(470)
Short-term investments	990	953	37
Total	$2,588	$3,021	$(433)
Percentage of total assets	43%	49%

	Six Months Ended September 30,
(In millions)	2015	2014	Change
Cash provided by (used in) operating activities	$(62)	$187	$(249)
Cash used in investing activities	(80)	(233)	153
Cash used in financing activities	(307)	(105)	(202)
Effect of foreign exchange on cash and cash equivalents	(21)	(7)	(14)
Net decrease in cash and cash equivalents	$(470)	$(158)	$(312)
Changes in Cash Flow
Operating Activities. Cash provided by operating activities decreased $249 million during the six months ended September 30, 2015 as compared to the six months ended September 30, 2014. The change is primarily due to a $156 million decrease in Net Revenue before Revenue Deferral due to fewer frontline title releases during the six months ended September 30, 2015 as compared to the six months ended September 30, 2014, and a $75 million increase in research and development investments on a constant currency basis.
Investing Activities. Cash used in investing activities decreased $153 million during the six months ended September 30, 2015 as compared to the six months ended September 30, 2014 primarily driven by a $161 million increase in proceeds from the sales and maturities of short-term investments. This was partially offset by a $14 million increase in purchase of short-term investments.
Financing Activities. Cash used in financing activities increased $202 million during the six months ended September 30, 2015 as compared to the six months ended September 30, 2014 primarily due to a $198 million repayment of our convertible senior notes during the three months ended September 30, 2015 and a $113 million increase in repurchases and retirement of common stock. This was offset by a $58 million increase in proceeds from the exercise of stock options and a $51 million increase in excess tax benefit from stock compensation recognized during the six months ended September 30, 2015 as compared to the six months ended September 30, 2014.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of September 30, 2015, our short-term investments had gross unrealized gains of $2 million, or less than 1 percent of the total in short-term investments, and gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions, debt repayment obligations, or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

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
During the quarter ended September 30, 2015, the market value of our common stock exceeded the conversion trigger price of $41.26 per share for at least 20 trading days of the 30 consecutive trading days preceding quarter end. As a result, the Notes are convertible at the option of the holder through January 2, 2016. During the six months ended September 30, 2015, approximately $245 million principal value of the Notes were converted by holders thereof. The majority of these conversions were settled during the three months ended September 30, 2015. During the three months ended September 30, 2015, we repaid $198 million of the principal balance of the Notes and issued approximately 3.4 million shares of common stock to noteholders with a fair value of $226 million, resulting in a loss on conversion of senior notes of $6 million. We also received and cancelled approximately 3.4 million shares of common stock from the exercise of the Convertible Note Hedge.
The remaining $47 million of conversion requests received prior to September 30, 2015 will be settled in the quarter ending December 31, 2015. Subsequent to the quarter ended September 30, 2015 and through November 6, 2015, we received conversion requests for an additional $48 million principal value of the Notes. During the quarter ending December 31, 2015, we will repay in cash an aggregate principal amount of at least $95 million related to conversions of our Notes and issue the number of shares of our common stock equal in value to the excess conversion value. Based on the closing stock price of our common stock of $66.49 at the end of the quarter ended September 30, 2015, approximately 2 million shares of our common stock would be issuable to converting holders. The actual amount of shares issuable upon conversion will be determined based upon the market price of our common stock during an observation period following any conversion. If our stock price continues to exceed the conversion price of the Notes, we may continue to receive early conversion notices of the Notes prior to the scheduled maturity date. See Note 10 - Financing Arrangements to the Condensed Consolidated Financial Statements as it relates to the Notes, the convertibility of the Notes, and the Convertible Note Hedge and Warrants, which is incorporated by reference into this Item 2.
Credit Facility
On March 19, 2015, we entered into a new $500 million senior unsecured revolving credit facility with a syndicate of banks. As of September 30, 2015, no amounts were outstanding under the credit facility. See Note 10 - Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our credit facility, which is incorporated by reference into this Item 2.
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
As of September 30, 2015, approximately $1.1 billion of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we may be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
In May 2015, our Board of Directors authorized a new program to repurchase up to $1 billion of our common stock. This new stock repurchase program, which expires on May 31, 2017, supersedes and replaces the stock repurchase authorization approved in May 2014. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended September 30, 2015, we repurchased approximately 1.8 million shares for approximately $126 million under this new program.
During the six months ended September 30, 2015, we repurchased approximately 4.0 million shares for approximately $258 million. Of these repurchases, approximately 3.0 million shares were repurchased under the May 2015 program for approximately $201 million. We continue to actively repurchase shares.

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

OFF-BALANCE SHEET COMMITMENTS
As of September 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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
Foreign Currency Exchange Rate Risk

Foreign Currency Exchange Rates. International sales are a fundamental part of our business, and we currently anticipate foreign currency exchange rates to have a negative impact on our expected reported net revenue (particularly relative to the Euro, British pound sterling, Australian dollar, Chinese yuan and South Korea won) in fiscal year 2016 as compared to fiscal year 2015, but the strengthening of the U.S. dollar is expected to have a positive impact on our reported operating expenses (particularly Swedish krona and Canadian dollar) as a significant portion of those expenses are incurred outside the United States. While we use foreign currency hedging contracts to mitigate some foreign currency exchange risk, these activities are limited in the protection that they provide us and can themselves result in losses.
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
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of September 30, 2015, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $77 million and $155 million, respectively. As of September 30, 2015, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in declines in the fair value on our foreign currency forward contracts used in balance sheet hedging of $36 million and $73 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially. See Note 4 - Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.
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

As of September 30, 2015, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity.

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of September 30, 2015, arising from hypothetical changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of September 30, 2015	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$597	$594	$591	$588	$585	$582	$579
U.S. Treasury securities	205	203	201	200	198	197	195
U.S. agency securities	151	150	149	148	147	146	145
Commercial paper	55	55	55	54	54	54	54
Total short-term investments	$1,008	$1,002	$996	$990	$984	$979	$973

Item 4.	Controls and Procedures
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
Changes in internal control over financial reporting
There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended September 30, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Our operating results will be adversely affected if we do not consistently meet our product development schedules or if key events, sports seasons or movies that we tie our product release schedules to are delayed, cancelled or poorly received.

Our business is highly seasonal with the highest levels of consumer demand and a significant percentage of our sales occurring in the quarter ending in December and a seasonal low in sales volume in the quarter ending in June. While our sales generally follow this seasonal trend, there can be no assurance that this trend will continue. If we miss key selling periods for products, for any reason, including product delays, product cancellations, or delayed introduction of a new platform for which we have developed products, our sales are likely to suffer significantly. Additionally, macroeconomic conditions or the occurrence of unforeseen events that negatively impact retailer or consumer buying patterns during the quarter ending in December are likely to affect us disproportionately. Our ability to meet product development schedules is affected by a number of factors both within and outside our control, including feedback from our players, the creative processes involved, the coordination of large and sometimes geographically dispersed development teams, the increasing complexity of our products and the platforms for which they are developed, and the need to fine-tune our products prior to their release. We have experienced development delays for our products in the past, which caused us to delay or cancel release dates. We also seek to release certain products in conjunction with key events, such as the beginning of a sports season or major sporting event, or the release of a related movie. If a key event, sports season or film to which our product release schedule is tied were to be delayed, cancelled or poorly received, our sales would likely suffer disproportionately. Any failure to meet anticipated production or release schedules would likely result in a delay of revenue and/or possibly a significant shortfall in our revenue, increase our development and/or marketing expenses, harm our profitability, and cause our operating results to be materially different than anticipated.

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

As our digital business grows, we continually face cyber risks and threats that seek to damage, disrupt or gain access to our networks, our products and services, and supporting infrastructure.  Our business partners, including our channel partners, also are subject to these risks.  Such cyber risks and threats may be difficult to detect. Any failure to prevent or mitigate security breaches or cyber risk could result in interruptions to the services we provide, degrade the user experience, cause our users to lose confidence in our products, as well as significant legal and financial exposure.  This could harm our business and reputation, disrupt our relationships with partners and diminish our competitive position.

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

In the course of our business, we collect, process, store and use consumer and other information, including personal information, passwords and credit card information. Although we take measures to protect this information from unauthorized access, acquisition, disclosure and misuse, our security controls, policies and practices may not be able to prevent the improper or unauthorized access, acquisition or disclosure of such information. In addition, third party vendors and business partners which in the course of our business receive access to information that we collect also may not prevent data security breaches with respect to the information we provide them or fully enforce our policies, contractual obligations and disclosures regarding the collection, use, storage, transfer and retention of personal data. The unauthorized access, acquisition or disclosure of this information could significantly harm our reputation, compel us to comply with disparate breach notification laws and otherwise subject us to proceedings by governmental entities or others and substantial legal liability. A perception that we do not adequately secure consumer and other information could result in a loss of current or potential consumers and business partners, as well as a loss of anticipated revenues. Our key business partners also face these same risks with respect to information they collect and data security breaches with respect to such information could cause reputational harm to them and negatively impact our ability to offer our products and services through their platforms.

We are also subject to payment card association rules and obligations pursuant to contracts with payment card processors. Under these rules and obligations, if information is compromised, we could be liable to payment card issuers for the cost of associated expenses and penalties. In addition, if we fail to follow payment card industry security standards, even if no consumer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs.

In addition, the rate of data privacy, security and consumer-protection law-making is accelerating globally, and the interpretation and application of consumer protection and data privacy and security laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted or applied in a manner that is adverse to us or otherwise inconsistent with our practices, which could result in litigation, regulatory investigations and potential legal liability or require us to change our practices in a manner adverse to our business. As a result, our reputation may be harmed, we could incur substantial costs, and we could lose both consumers and revenue.

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

As we increase the online delivery of our products and services, we are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. In addition, laws and regulations relating to user privacy, data collection, retention, electronic commerce, consumer protection, content, advertising, localization, and information security have been adopted or are being considered for adoption by many countries throughout the world. These laws could harm our business by limiting the products we are able to offer to our consumers or the manner in which we offer these products. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws or the application of these laws in an unanticipated manner may harm our business and result in penalties or significant legal liability.

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

During the six months ended September 30, 2015, approximately 61 percent of our net revenue was derived from our top ten customers. Though our products are available to consumers through a variety of retailers and directly through us, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products and services, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers generally increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

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

Outside of the financial arrangements, our agreements with our channel partners typically give them significant control over other aspects of the distribution of the products and services that we develop for their platform. For example, our agreements with Sony and Microsoft typically give significant control to them over the approval, manufacturing and distribution of our products and services, which could, in certain circumstances, leave us unable to get our products and services approved, manufactured and distributed to customers. For the six months ended September 30, 2015, 63 percent of our net revenue was derived from products and services for Sony’s PlayStation 3 and 4 and Microsoft’s Xbox 360 and One consoles (combined across all four platforms). For our digital products and services delivered direct to consumers via digital channels such as Sony’s PlayStation Network, Microsoft’s Xbox LIVE Marketplace, Apple’s App Store and the Google Play store, the channel partner has policies and guidelines that control the promotion and distribution of these titles and the features and functionalities that we are permitted to offer through the channel.

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

International sales are a fundamental part of our business. For the six months ended September 30, 2015, international net revenue comprised 56 percent of our total net revenue and we expect international sales to continue to account for a significant portion of our total net revenue. As a result of our international sales, and also the denomination of our foreign investments and our cash and cash equivalents in foreign currencies, we are exposed to the effects of fluctuations in foreign currency exchange rates. The significant strengthening of the U.S. dollar during the second half of fiscal year 2015, particularly relative to the Euro, British pound sterling, Swedish krona and Canadian dollar, had a negative impact on our reported international net revenue but a positive impact on our reported international operating expenses because these amounts were translated at lower rates in fiscal 2015 than fiscal 2014. Our fiscal year 2015 results of operations, including our net revenue and net income were adversely affected by these foreign currency fluctuations. This trend has continued during the first half of fiscal year 2016. We currently anticipate foreign currency exchange rates to continue to have a negative impact on our expected reported net revenue in the second half of fiscal year 2016 as compared to the same period of fiscal year 2015, but the strengthening of the U.S. dollar is expected to have a positive impact on our reported operating expenses as a significant portion of those expenses are incurred outside the United States. We use foreign currency hedging contracts to mitigate some foreign currency risk. However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses.

We utilize debt financing and such indebtedness could adversely impact our business and financial condition.
In July 2011, we issued $632.5 million of convertible senior notes due July 2016 (the “Notes”) and as of September 30, 2015, $434.6 million of the Notes remained outstanding as a result of conversions prior to maturity by the holders thereof. We expect to settle at least $95 million in additional early conversions during the quarter ending December 31, 2015. In addition, in March 2015, we entered into an unsecured committed $500 million revolving credit facility. While the facility is currently undrawn, we may use the proceeds of any future borrowings for general corporate purposes. The credit facility contains affirmative, negative and financial covenants, including a maximum capitalization ratio and minimum liquidity requirements. We may enter into other financial instruments in the future.

Our indebtedness, particularly the July 2016 maturity of the Notes and conversions of the Notes prior to maturity, could affect our financial condition and future financial results by, among other things:

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
Stock Purchase Programs
On May 5, 2014, a special committee of our Board of Directors, on behalf of the full Board of Directors, authorized a two-year program to repurchase up to $750 million of our common stock. Since inception, we repurchased approximately 9.2 million shares for approximately $394 million under this program. During the three months ended Jun 30, 2015, we repurchased approximately 1.0 million shares for approximately $57 million under this program.

On May 4, 2015, our Board of Directors authorized a new program to repurchase up to $1 billion of our common stock. This new stock repurchase program, which expires on May 31, 2017, supersedes and replaces the stock repurchase authorization approved on May 5, 2014. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended September 30, 2015, we repurchased approximately 1.8 million shares for approximately $126 million under this new program.

During the six months ended September 30, 2015, we repurchased approximately 4.0 million shares for approximately $258 million. Of these repurchases, approximately 3.0 million shares were repurchased under the May 2015 program for approximately $201 million. We continue to actively repurchase shares.
The following table summarizes the number of shares repurchased during the three months ended September 30, 2015:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Still Be Purchased Under the Program (in millions)
July 5 - August 1, 2015	502,464	$70.89	502,464	$889
August 2 - August 29, 2015	508,585	$70.87	508,585	$853
August 30 - October 3, 2015	813,288	$67.88	813,288	$799
	1,824,337	$69.54	1,824,337
Transactions Related to our Notes and Convertible Note Hedge
During the quarter ended September 30, 2015, we issued, in the aggregate, 3,413,079 shares of our common stock to holders of our 0.75% Convertible Senior Notes due 2016 (the “Notes”) that converted such Notes prior to the quarter ended September 30, 2015 pursuant to their terms. These shares of common stock were issued on multiple dates in August and September 2015 in reliance on Section 3(a)(9) of The Securities Act of 1933, as amended.
During the quarter ending December 31, 2015, we expect to settle at least $95 million in cash and a number of shares of our common stock equal in value to the excess conversion value. For example, based on the closing stock price of our common stock of $66.49 at the end of the quarter ended September 30, 2015, approximately 2 million shares of our common stock would be issuable to converting holders. The actual amount of shares issuable upon conversion will be determined based upon the market price of our common stock during an observation period following any conversion. For more information regarding the Notes and the conversion terms thereof, please see “Note 10 - Financing Arrangement” to the Condensed Consolidated Financial Statements in this Form 10-Q.

In connection with the conversions of the Notes that were settled during the quarter ended September 30, 2015, we exercised our option under privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) to acquire 3,413,075 shares of our common stock.  The counterparties to the Convertible Note Hedge may be deemed “affiliated purchasers” and may have purchased the shares of our common stock deliverable to us upon exercise of our option during the quarter ended September 30, 2015.  Subsequent to September 30, 2015, we expect to receive a number of shares of our common stock under the Convertible Note Hedge substantially equal to the number of shares of our common stock to be issued in connection with any conversions of the Notes. For more information regarding the Convertible Note Hedge, please see “Note 10 - Financing Arrangement” to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The exhibits listed in the accompanying index to exhibits on Page 68 are filed or incorporated by reference as part of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
November 10, 2015	Executive Vice President,
Chief Financial Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2015
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

10.1*	2000 Employee Stock Purchase Plan, as amended				X

10.2*	Transition Agreement for Lucy Bradshaw, dated September 22, 2015				X

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS†	XBRL Instance Document				X

101.SCH†	XBRL Taxonomy Extension Schema Document				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document				X

* Management contract or compensatory plan or arrangement.

†
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income (Loss), (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.