Form 10-Q
period 2015-12-31
ELECTRONIC ARTS INC.
filed 2016-02-08
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of February 4, 2016, there were 309,309,470 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	December 31, 2015	March 31, 2015 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,263	$2,068
Short-term investments	966	953
Receivables, net of allowances of $204 and $140, respectively	621	362
Inventories	42	36
Deferred income taxes, net	46	54
Other current assets	214	247
Total current assets	4,152	3,720
Property and equipment, net	415	459
Goodwill	1,708	1,713
Acquisition-related intangibles, net	71	111
Deferred income taxes, net	8	13
Other assets	116	131
TOTAL ASSETS	$6,470	$6,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128	$68
Accrued and other current liabilities	840	794
Deferred net revenue (online-enabled games)	1,844	1,283
0.75% convertible senior notes due 2016, net	333	602
Total current liabilities	3,145	2,747
Income tax obligations	63	70
Deferred income taxes, net	75	80
Other liabilities	168	183
Total liabilities	3,451	3,080
Commitments and contingencies (See Note 11)
0.75% convertible senior notes due 2016 (See Note 10)	7	31
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 310 and 310 shares issued and outstanding, respectively	3	3
Additional paid-in capital	1,905	2,127
Retained earnings	1,161	904
Accumulated other comprehensive income (loss)	(57)	2
Total stockholders’ equity	3,012	3,036
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,470	$6,147
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share data)	2015	2014	2015	2014
Net revenue:
Product	$625	$606	$1,802	$1,899
Service and other	445	520	1,286	1,431
Total net revenue	1,070	1,126	3,088	3,330
Cost of revenue:
Product	439	300	868	899
Service and other	107	101	260	296
Total cost of revenue	546	401	1,128	1,195
Gross profit	524	725	1,960	2,135
Operating expenses:
Research and development	266	283	827	809
Marketing and sales	190	169	469	482
General and administrative	97	107	296	287
Acquisition-related contingent consideration	—	—	—	(2)
Amortization of intangibles	2	4	6	11
Total operating expenses	555	563	1,598	1,587
Operating income (loss)	(31)	162	362	548
Interest and other income (expense), net	1	(6)	(11)	(20)
Income (loss) before provision for income taxes	(30)	156	351	528
Provision for income taxes	15	14	94	48
Net income (loss)	$(45)	$142	$257	$480
Earnings (loss) per share:
Basic	$(0.14)	$0.46	$0.83	$1.54
Diluted	$(0.14)	$0.44	$0.77	$1.49
Number of shares used in computation:
Basic	311	311	311	312
Diluted	311	323	333	322
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2015	2014	2015	2014
Net income (loss)	$(45)	$142	$257	$480
Other comprehensive income (loss), net of tax:
Change in unrealized net gains and losses on available-for-sale securities	(4)	(1)	(3)	(1)
Reclassification adjustment for net realized gains and losses on available-for-sale securities	1	(1)	—	(1)
Change in unrealized net gains and losses on derivative instruments	10	1	2	11
Reclassification adjustment for net realized gains and losses on derivative instruments	(4)	1	(11)	8
Foreign currency translation adjustments	(16)	(30)	(47)	(31)
Total other comprehensive income (loss), net of tax	(13)	(30)	(59)	(14)
Total comprehensive income (loss)	$(58)	$112	$198	$466

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended December 31,
(In millions)	2015	2014
OPERATING ACTIVITIES
Net income	$257	$480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	149	165
Loss on conversion of senior notes	8	—
Stock-based compensation	131	108
Acquisition-related contingent consideration	—	(2)
Change in assets and liabilities:
Receivables, net	(268)	(176)
Inventories	(6)	16
Other assets	42	137
Accounts payable	70	(29)
Accrued and other liabilities	(124)	68
Deferred income taxes, net	6	9
Deferred net revenue (online-enabled games)	562	93
Net cash provided by operating activities	827	869
INVESTING ACTIVITIES
Capital expenditures	(63)	(63)
Proceeds from maturities and sales of short-term investments	707	520
Purchase of short-term investments	(727)	(717)
Net cash used in investing activities	(83)	(260)
FINANCING ACTIVITIES
Payment of senior notes	(293)	—
Proceeds from issuance of common stock	86	31
Excess tax benefit from stock-based compensation	73	16
Repurchase and retirement of common stock	(384)	(242)
Net cash used in financing activities	(518)	(195)
Effect of foreign exchange on cash and cash equivalents	(31)	(30)
Increase in cash and cash equivalents	195	384
Beginning cash and cash equivalents	2,068	1,782
Ending cash and cash equivalents	$2,263	$2,166
Supplemental cash flow information:
Cash paid (refunded) during the period for income taxes, net	$28	$(8)
Cash paid during the period for interest	$3	$3

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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2016 contains 53 weeks and ends on April 2, 2016. Our results of operations for the fiscal year ended March 31, 2015 contained 52 weeks and ended on March 28, 2015. Our results of operations for the three months ended December 31, 2015 and 2014 contained 13 weeks each and ended on January 2, 2016 and December 27, 2014, respectively. Our results of operations for the nine months ended December 31, 2015 and 2014 contained 40 and 39 weeks, respectively, and ended on January 2, 2016 and December 27, 2014, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
Impact of Recently Issued Accounting Standards
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740). The amendments in this ASU require that all deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The requirements will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2016, and early adoption is permitted. We expect to adopt this new standard in the fourth quarter of fiscal year 2016 and we plan to elect prospective application. We expect the adoption to have an impact only on the classification of deferred income tax liabilities and assets between current and noncurrent in our statement of financial position.
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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Topic 825-10), which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The ASU also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments.
The requirements will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2017. We are currently evaluating the timing and method of adoption and the impact of the new standard on our Consolidated Financial Statements and related disclosures.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2015 and March 31, 2015, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of December 31, 2015	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$392	$392	$—	$—	Cash equivalents
Money market funds	5	5	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	578	—	578	—	Short-term investments
U.S. Treasury securities	206	206	—	—	Short-term investments and cash equivalents
U.S. agency securities	159	—	159	—	Short-term investments and cash equivalents
Commercial paper	63	—	63	—	Short-term investments and cash equivalents
Foreign currency derivatives	17	—	17	—	Other current assets and other assets
Deferred compensation plan assets (a)	9	9	—	—	Other assets
Total assets at fair value	$1,429	$612	$817	$—
Liabilities
Foreign currency derivatives	8	—	8	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	10	10	—	—	Other liabilities
Total liabilities at fair value	$18	$10	$8	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of March 31, 2015	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$175	$175	$—	$—	Cash equivalents
Money market funds	7	7	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	468	—	468	—	Short-term investments and cash equivalents
U.S. Treasury securities	214	214	—	—	Short-term investments
U.S. agency securities	180	—	180	—	Short-term investments and cash equivalents
Commercial paper	140	—	140	—	Short-term investments and cash equivalents
Foreign currency derivatives	18	—	18	—	Other current assets
Deferred compensation plan assets (a)	9	9	—	—	Other assets
Total assets at fair value	$1,211	$405	$806	$—
Liabilities
Foreign currency derivatives	9	—	9	—	Accrued and other current liabilities
Deferred compensation plan liabilities (a)	9	9	—	—	Other liabilities
Total liabilities at fair value	$18	$9	$9	$—

(a)
The Deferred Compensation Plan assets consist of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, for additional information regarding our Deferred Compensation Plan.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of December 31, 2015 and March 31, 2015, our cash and cash equivalents were $2,263 million and $2,068 million, respectively. Cash equivalents were valued at their carrying amounts as they approximate fair value due to the short maturities of these financial instruments.
Short-Term Investments
Short-term investments consisted of the following as of December 31, 2015 and March 31, 2015 (in millions):

	As of December 31, 2015				As of March 31, 2015
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$579	$—	$(1)	$578	$467	$—	$—	$467
U.S. Treasury securities	196	—	(1)	195	214	—	—	214
U.S. agency securities	154	—	—	154	161	1	—	162
Commercial paper	39	—	—	39	110	—	—	110
Short-term investments	$968	$—	$(2)	$966	$952	$1	$—	$953
We evaluate our investments for impairment quarterly. Factors considered in the review of investments include the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, the severity of the impairment, the reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and any contractual terms impacting the prepayment or settlement process. Based on our review, we did not consider these investments to be other-than-temporarily impaired as of December 31, 2015 and March 31, 2015.
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of December 31, 2015 and March 31, 2015 (in millions):

	As of December 31, 2015		As of March 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$441	$441	$417	$417
Due in 1-2 years	306	305	281	281
Due in 2-3 years	221	220	244	245
Due in 3-4 years	—	—	10	10
Short-term investments	$968	$966	$952	$953

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

Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of December 31, 2015			As of March 31, 2015
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$148	$1	$6	$108	$—	$8
Forward contracts to sell	$627	$14	$1	$508	$18	$1
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations was a gain of $4 million for the three months ended December 31, 2015 and a loss of $1 million for the three months ended December 31, 2014.
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations for the nine months ended December 31, 2015 was a gain of $11 million and a loss of $8 million for the nine months ended December 31, 2014.
During the three and nine months ended December 31, 2015 and 2014, we reclassified an immaterial amount of the ineffective portion of gains or losses resulting from changes in fair value into interest and other income (expense), net.
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of December 31, 2015			As of March 31, 2015
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$165	$—	$—	$99	$—	$—
Forward contracts to sell	$573	$2	$1	$173	$—	$—

The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2015 and 2014, was as follows (in millions):

	Statement of Operations Classification	Amount of Gain (Loss) Recognized in the Statement of Operations
		Three Months Ended December 31,		Nine Months Ended December 31,
		2015	2014	2015	2014
Foreign currency forward contracts not designated as hedging instruments	Interest and other income (expense), net	$13	$19	$15	$38

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended December 31, 2015 and 2014 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of September 30, 2015	$(3)	$6	$(47)	$(44)
Other comprehensive income (loss) before reclassifications	(4)	10	(16)	(10)
Amounts reclassified from accumulated other comprehensive income (loss)	1	(4)	—	(3)
Total other comprehensive income (loss), net of tax	(3)	6	(16)	(13)
Balance as of December 31, 2015	$(6)	$12	$(63)	$(57)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of September 30, 2014	$(4)	$7	$50	$53
Other comprehensive income (loss) before reclassifications	(1)	1	(30)	(30)
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	1	—	—
Total other comprehensive income (loss), net of tax	(2)	2	(30)	(30)
Balance as of December 31, 2014	$(6)	$9	$20	$23

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended December 31, 2015 and 2014 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2015	$(3)	$21	$(16)	$2
Other comprehensive income (loss) before reclassifications	(3)	2	(47)	(48)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(11)	—	(11)
Total other comprehensive income (loss), net of tax	(3)	(9)	(47)	(59)
Balance as of December 31, 2015	$(6)	$12	$(63)	$(57)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2014	$(4)	$(10)	$51	$37
Other comprehensive income (loss) before reclassifications	(1)	11	(31)	(21)
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	8	—	7
Total other comprehensive income (loss), net of tax	(2)	19	(31)	(14)
Balance as of December 31, 2014	$(6)	$9	$20	$23

The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and nine months ended December 31, 2015 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended December 31, 2015	Nine Months Ended December 31, 2015
Gains and losses on available-for-sale securities
Interest and other income (expense), net	$1	$—
Net of tax	$1	$—

Gains and losses on cash flow hedges from forward contracts
Net revenue	$(5)	$(19)
Research and development	1	8
Net of tax	$(4)	$(11)

Total amount reclassified, net of tax	$(3)	$(11)
The net impact from our available-for-sale securities and cash flow hedging activities in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2015 was a gain of $3 million and $11 million, respectively.
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and nine months ended December 31, 2014 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended December 31, 2014	Nine Months Ended December 31, 2014
Gains and losses on available-for-sale securities
Interest and other income (expense), net	$(1)	$(1)
Net of tax	$(1)	$(1)

Gains and losses on cash flow hedges from forward contracts
Net revenue	$(2)	$3
Research and development	3	5
Net of tax	$1	$8

Total amount reclassified, net of tax	$—	$7
The net impact from our available-for-sale and cash flow hedging activities in our Condensed Consolidated Statements of Operations for the nine months ended December 31, 2014 was a loss of $7 million. The net impact from our available-for-sale and cash flow hedging activities in our Condensed Consolidated Statements of Operations for the three months ended December 31, 2014 was immaterial.

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the nine months ended December 31, 2015 are as follows (in millions):

	As of March 31, 2015	Activity	Effects of Foreign Currency Translation	As of December 31, 2015
Goodwill	$2,081	$—	$(5)	$2,076
Accumulated impairment	(368)	—	—	(368)
Total	$1,713	$—	$(5)	$1,708
Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. Goodwill is not amortized, but rather subject to at least an annual assessment for impairment by applying a fair value-based test.

Acquisition-related intangibles consisted of the following (in millions):

	As of December 31, 2015			As of March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$531	$(474)	$57	$531	$(439)	$92
Trade names and trademarks	130	(116)	14	130	(111)	19
Registered user base and other intangibles	87	(87)	—	87	(87)	—
Carrier contracts and related	85	(85)	—	85	(85)	—
Total	$833	$(762)	$71	$833	$(722)	$111
Amortization of intangibles for the three and nine months ended December 31, 2015 and 2014 are classified in the Condensed Consolidated Statement of Operations as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Cost of service and other	$9	$8	$25	$27
Cost of product	3	4	10	11
Operating expenses	2	4	6	11
Total	$14	$16	$41	$49
Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from 2 to 14 years. As of December 31, 2015 and March 31, 2015, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 2.5 years and 2.8 years, respectively.
As of December 31, 2015, future amortization of acquisition-related intangibles that will be recorded in the Condensed Consolidated Statement of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2016 (remaining three months)	$15
2017	37
2018	17
2019	2
2020	—
2021	—
Total	$71

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
During the three and nine months ended December 31, 2015, we did not recognize any losses or impairment charges on royalty-based commitments. During the three months ended December 31, 2014, we did not recognize any losses or impairment charges on royalty-based commitments. During the nine months ended December 31, 2014, we recognized a loss of $122 million on a previously unrecognized licensed intellectual property commitment. The $122 million loss relates to the termination of certain rights we previously had to use a licensor’s intellectual property. In addition, because the loss will be paid in installments through March 2022, our accrued loss was computed using the effective interest method. We currently estimate recognizing in future periods through March 2022, approximately $24 million for the accretion of interest expense related to this obligation. This interest expense will be included in cost of revenue in our Condensed Consolidated Statement of Operations.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of December 31, 2015	As of March 31, 2015
Other current assets	$37	$70
Other assets	47	59
Royalty-related assets	$84	$129
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

	As of December 31, 2015	As of March 31, 2015
Accrued royalties	$216	$119
Other liabilities	123	131
Royalty-related liabilities	$339	$250
As of December 31, 2015, we were committed to pay approximately $1,321 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but because performance remained with the counterparty (i.e., delivery of the product or content or other factors), such commitments were not recorded in our Condensed Consolidated Financial Statements. See Note 11 for further information on our developer and licensor commitments.

(8) BALANCE SHEET DETAILS
Inventories
Inventories as of December 31, 2015 and March 31, 2015 consisted of (in millions):

	As of December 31, 2015	As of March 31, 2015
Finished goods	$41	$35
Raw materials and work in process	1	1
Inventories	$42	$36
Property and Equipment, Net
Property and equipment, net, as of December 31, 2015 and March 31, 2015 consisted of (in millions):

	As of December 31, 2015	As of March 31, 2015
Computer, equipment and software	$663	$655
Buildings	303	315
Leasehold improvements	125	126
Equipment, furniture and fixtures, and other	73	73
Land	61	62
Construction in progress	12	7
	1,237	1,238
Less: accumulated depreciation	(822)	(779)
Property and equipment, net	$415	$459
During the three and nine months ended December 31, 2015, depreciation expense associated with property and equipment was $31 million and $91 million, respectively. During the three and nine months ended December 31, 2014, depreciation expense associated with property and equipment was $32 million and $96 million, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of December 31, 2015 and March 31, 2015 consisted of (in millions):

	As of December 31, 2015	As of March 31, 2015
Other accrued expenses	$308	$298
Accrued compensation and benefits	218	263
Accrued royalties	216	119
Deferred net revenue (other)	98	114
Accrued and other current liabilities	$840	$794
Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
Deferred Net Revenue (Online-Enabled Games)
Deferred net revenue (online-enabled games) was $1,844 million and $1,283 million as of December 31, 2015 and March 31, 2015, respectively. Deferred net revenue (online-enabled games) generally includes the unrecognized revenue from bundled sales of online-enabled games for which we do not have vendor-specific objective evidence of fair value (“VSOE”) for the obligation to provide unspecified updates. We recognize revenue from the sale of online-enabled games for which we do not have VSOE for the unspecified updates on a straight-line basis, generally over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally-distributed games. However, we expense the cost of revenue related to these transactions during the period in which the product is delivered (rather than on a deferred basis).

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
In fiscal year 2015, we reported U.S. pre-tax income, compared to U.S. pre-tax losses in each of the last seven fiscal years. We have not yet been able to establish a sustained level of profitability in the U.S. or other sufficient significant positive evidence to conclude that our U.S. deferred tax assets are more likely than not to be realized. Therefore, we continue to maintain a valuation allowance against most of our U.S. deferred tax assets. It is reasonably possible that by the end of fiscal year 2016, we will establish a sustained level of profitability in the U.S. As a result, we may reverse a significant portion of the $539 million valuation allowance recorded against our U.S. deferred tax assets at March 31, 2015 in the fourth quarter of fiscal year 2016. The reversal would result in a noncash income tax benefit for the three months ended March 31, 2016.
The provision for income taxes reported for the three and nine months ended December 31, 2015 is based on our projected annual effective tax rate for fiscal year 2016, and also includes certain discrete items recorded during the period. Our effective tax rate for the three and nine months ended December 31, 2015 was a tax expense of 50.0 percent and 26.8 percent, respectively, as compared to 9.0 percent and 9.1 percent, respectively, for the same periods of fiscal year 2015. The effective tax rate for the three and nine months ended December 31, 2015 and 2014 was reduced, when compared to the statutory rate of 35.0 percent, by the utilization of U.S. deferred tax assets which were subject to a valuation allowance and non-U.S. profits subject to a reduced or zero tax rate. Conversely, the effective tax rate was increased due to a discrete expense of $8 million and $73 million recorded in the three and nine months ended December 31, 2015, respectively, for excess tax benefits from stock-based compensation deductions allocated directly to contributed capital. The effective tax rate for the three months ended December 31, 2015 differs from the same period in fiscal year 2015 primarily due to the difference in pre-tax income. The effective tax rate for the nine months ended December 31, 2015 is higher compared to the same period in fiscal 2015 primarily due to the increase in the discrete expense for excess tax benefits from stock-based compensation deductions.

During the three and nine months ended December 31, 2015, we recorded a net increase of $40 million and $57 million, respectively, in gross unrecognized tax benefits. The total gross unrecognized tax benefits as of December 31, 2015 is $311 million. A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of December 31, 2015, if recognized, approximately $51 million of the unrecognized tax benefits would affect our effective tax rate and approximately $260 million would result in adjustments to deferred tax assets with corresponding adjustments to the valuation allowance.

During the three and nine months ended December 31, 2015, we recorded a net decrease of $2 million for accrued interest and penalties related to tax positions taken on our tax returns. As of December 31, 2015, the combined amount of accrued interest and penalties related to uncertain tax positions included in income tax obligations on our Condensed Consolidated Balance Sheet was approximately $14 million.
We file income tax returns in the United States, including various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions, including Canada, France, Germany, Switzerland and the United Kingdom. The IRS is currently examining our returns for fiscal years 2009 through 2011, and we remain subject to income tax examination by the IRS for fiscal years after 2012.
We are also currently under income tax examination in the United Kingdom for fiscal years 2010 through 2013. We remain subject to income tax examination for several other jurisdictions including in France for fiscal years after 2012, in Germany for fiscal years after 2012, in the United Kingdom for fiscal years after 2013, and in Canada and Switzerland for fiscal years after 2007.

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involve multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $50 million of unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect the Company’s income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

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
During the fiscal quarter ended December 31, 2015, the Sales Price Condition was met. As a result, the Notes are convertible at the option of the holder through April 2, 2016, and the carrying value of the Notes continued to be classified as a current liability and the excess of the principal amount over the carrying value of the Notes continued to be classified in temporary equity in the Consolidated Balance Sheets as of December 31, 2015. The determination of whether or not the Notes are convertible is performed on a quarterly basis.
Upon conversion of any Notes, we deliver cash up to the principal amount of the Notes and any excess conversion value is delivered in shares of our common stock. During the nine months ended December 31, 2015, approximately $312 million principal value of the Notes were converted by holders thereof. During the three months ended December 31, 2015, we repaid $95 million of the principal balance of the Notes and issued approximately 1.7 million shares of common stock to noteholders with a fair value of $115 million, resulting in a loss on extinguishment of $2 million. We also received and cancelled approximately 1.7 million shares of common stock from the exercise of the Convertible Note Hedge during the three months ended December 31, 2015. During the nine months ended December 31, 2015, we repaid $293 million principal balance of the Notes and issued approximately 5.1 million shares of common stock to noteholders with a fair value of $341 million, resulting in a loss on extinguishment of $8 million. We also received and cancelled approximately 5.1 million shares of common stock from the exercise of the Convertible Note Hedge during the nine months ended December 31, 2015. Based on the closing price of our common stock of $68.72 at the end of the quarter ended December 31, 2015, the if-converted value of our Notes in aggregate exceeded their principal amount by $395 million. The remaining $19 million of conversion requests received prior to December 31, 2015 will be settled in the quarter ending March 31, 2016.
Subsequent to the quarter ended December 31, 2015 and through February 4, 2016, we received conversion requests for an additional $158 million principal value of the Notes. During the quarter ending March 31, 2016, we expect to settle these conversion requests with at least $177 million in cash and a number of shares of our common stock equal in value to the excess conversion value. Based on the closing stock price of our common stock of $68.72 at the end of the quarter ended December 31, 2015, approximately 3 million shares of our common stock would be issuable to converting holders. The actual amount of shares issuable upon conversion will be determined based upon the market price of our common stock during an observation period following any conversion.
The carrying and fair values of the Notes are as follows (in millions):

	As of December 31, 2015	As of March 31, 2015
Principal amount of Notes	$340	$633
Unamortized debt discount of the liability component	(7)	(31)
Net carrying value of Notes	$333	$602

Fair value of Notes	$750	$1,158

The fair value of the Notes is classified as Level 2 within the fair value hierarchy. As of December 31, 2015, the remaining life of the Notes is approximately 6.5 months.

Convertible Note Hedge and Warrants Issuance
In July 2011, we entered into privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) with certain counterparties to reduce the potential dilution with respect to our common stock upon conversion of the Notes. We paid $107 million for the Convertible Note Hedge, which was recorded as an equity transaction. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provides us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock equal to the number of shares of our common stock that notionally underlie the Notes at a strike price of $31.74, which corresponds to the conversion price of the Notes. As of December 31, 2015, we received 5.1 million shares of our common stock under the Convertible Note Hedge. Subsequent to December 31, 2015, we expect to receive a number of shares under the Convertible Note Hedge substantially equal to the number of shares of common stock to be issued in connection with any conversions of the Notes.
Separately, in July 2011 we also entered into privately negotiated warrant transactions with certain counterparties whereby we sold to independent third parties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments that are substantially the same as the anti-dilution provisions contained in the Notes, up to 19.9 million shares of our common stock (which is also equal to the number of shares of our common stock that notionally underlie the Notes), with a strike price of $41.14. The Warrants have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock exceeds $41.14 on or prior to the expiration date of the Warrants. Based on the closing stock price of our common stock of $68.72 at the end of the quarter ended December 31, 2015, approximately 8 million shares would be issuable under the Warrants. The Warrants are exercisable for a period of 60 trading days commencing on October 17, 2016. We received proceeds of $65 million from the sale of the Warrants.
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

As of December 31, 2015, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.

The following table summarizes our interest expense recognized for the three and nine months ended December 31, 2015 and 2014 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Loss on conversion of senior notes	$(2)	$—	$(8)	$—
Amortization of debt discount	(3)	(5)	(14)	(16)
Amortization of debt issuance costs	(1)	—	(2)	(2)
Coupon interest expense	(1)	(2)	(3)	(4)
Other interest expense	—	(1)	—	(2)
Total interest expense	$(7)	$(8)	$(27)	$(24)

(11) COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of December 31, 2015, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include, but are not limited to: FIFA (Fédération Internationale de Football Association), FIFPRO Foundation, FAPL (Football Association Premier League Limited), and DFL Deutsche Fußball Liga GmbH (German Soccer League) (professional soccer); Dr. Ing. h.c. F. Porsche AG, Ferrari S.p.A. (Need For Speed and Real Racing games); National Basketball Association (professional basketball); PGA TOUR (professional golf); National Hockey League and NHL Players’ Association (professional hockey); National Football League Properties, PLAYERS Inc., and Red Bear Inc. (professional football); Zuffa, LLC (Ultimate Fighting Championship); ESPN (content in EA SPORTS games); Disney Interactive (Star Wars); Fox Digital Entertainment, Inc. (The Simpsons); Universal Studios Inc. (Minions); and Respawn (Titanfall). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations as of December 31, 2015 (in millions):

		Fiscal Years Ending March 31,
		2016
		(Remaining
	Total	three mos.)	2017	2018	2019	2020	2021	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,321	$32	$183	$245	$220	$215	$184	$242
Marketing commitments	315	5	65	51	49	48	49	48
Operating leases	205	8	36	29	25	23	21	63
0.75% Convertible Senior Notes due 2016 interest (a)	2	1	1	—	—	—	—	—
Other purchase obligations	39	15	18	3	2	1	—	—
Total unrecognized commitments	1,882	61	303	328	296	287	254	353

Recognized commitments
0.75% Convertible Senior Notes due 2016 principal (a)	340	340	—	—	—	—	—	—
Licensing and lease obligations (b)	151	5	22	23	24	25	26	26
Total recognized commitments	491	345	22	23	24	25	26	26

Total commitments	$2,373	$406	$325	$351	$320	$312	$280	$379

(a)
We will be obligated to pay the $340 million principal amount of the Notes in cash and any excess conversion value in shares of our common stock upon redemption of the Notes at maturity on July 15, 2016, or upon earlier conversion. During the quarter ended December 31, 2015, the Sales Price Condition was met and as a result, the Notes are currently convertible at the option of the holder though April 2, 2016. During the quarter ending March 31, 2016, we expect to settle at least $177 million in cash and a number of shares of our common stock equal in value to the excess conversion value. See Note 10 for additional information regarding our Notes.

(b)
Lease commitments exclude the impact of sub-lease income due from third parties totaling approximately $2 million. See Note 7 for additional information regarding recognized obligations from our licensing-related commitments.

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of December 31, 2015; however, certain payment obligations may be accelerated depending on the performance of our operating results. Up to $32 million of the unrecognized amounts in the table above may be payable, at the licensor’s election, in shares of our common stock, subject to a $10 million maximum during any fiscal year. The number of shares to be issued will be based on fair market value at the time of issuance.
In addition to what is included in the table above, as of December 31, 2015, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $62 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with the taxing authority will occur.
Legal Proceedings
On July 29, 2010, Michael Davis, a former NFL running back, filed a putative class action in the United States District Court for the Northern District of California against the Company, alleging that certain past versions of Madden NFL included the images of certain retired NFL players without their permission. In March 2012, the trial court denied the Company’s request to dismiss the complaint on First Amendment grounds. In January 2015, that trial court decision was affirmed by the Ninth Circuit Court of Appeals and the case was remanded back to the district court. In October 2015, the Company filed a petition for a writ of certiorari to the United States Supreme Court which is pending.
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

There were an insignificant number of stock options granted during the three and nine months ended December 31, 2015.
The estimated assumptions used in the Black-Scholes valuation model to value our stock option grants and ESPP were as follows:

	Stock Option Grants	ESPP
	Nine Months Ended December 31,	Nine Months Ended December 31,
	2014	2015	2014
Risk-free interest rate	1.1 -1.9%	0.3 - 0.4%	0.04 - 0.1%
Expected volatility	36 - 40%	32%	34 - 35%
Weighted-average volatility	38%	32%	35%
Expected term	4.5 years	6 - 11.5 months	6 - 12 months
Expected dividends	None	None	None

There were no market-based restricted stock units granted during the three months ended December 31, 2015 and 2014.

Stock-Based Compensation Expense
Employee stock-based compensation expense recognized during the three months ended December 31, 2015 and 2014 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense is recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock, restricted stock units, performance-based restricted stock units, market-based restricted stock units, and the ESPP included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Cost of revenue	$—	$1	$1	$2
Research and development	26	$22	77	61
Marketing and sales	5	6	17	16
General and administrative	11	10	36	29
Stock-based compensation expense	$42	$39	$131	$108
During the three and nine months ended December 31, 2015 and 2014, we did not recognize any benefit from income taxes related to our stock-based compensation expense.
As of December 31, 2015, our total unrecognized compensation cost related to stock options was $10 million and is expected to be recognized over a weighted-average service period of 1.7 years. As of December 31, 2015, our total unrecognized compensation cost related to restricted stock, restricted stock units, and market-based restricted stock units (collectively referred to as “restricted stock rights”) was $277 million and is expected to be recognized over a weighted-average service period of 1.4 years. Of the $277 million of unrecognized compensation cost, $31 million relates to market-based restricted stock units.
During the three and nine months ended December 31, 2015, we recognized $8 million and $73 million, respectively, of excess tax benefit from stock-based compensation deductions; this amount is reported in the financing activities on our Condensed Consolidated Statement of Cash Flows.
Stock Options
The following table summarizes our stock option activity for the nine months ended December 31, 2015:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2015	4,920	$37.44
Granted	4	66.72
Exercised	(1,473)	43.92
Forfeited, cancelled or expired	(52)	35.76
Outstanding as of December 31, 2015	3,399	$34.69	5.78	$116
Vested and expected to vest	3,241	$34.84	5.67	$110
Exercisable as of December 31, 2015	2,263	$36.18	4.57	$74
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of December 31, 2015, which would have been received by the option holders had all the option holders exercised their options as of that date. The weighted-average grant date fair values of stock options granted during nine months ended December 31, 2014 was $12.01. We issue new common stock from our authorized shares upon the exercise of stock options.

Restricted Stock Rights
The following table summarizes our restricted stock rights activity, excluding market-based restricted stock unit activity which is discussed below, for the nine months ended December 31, 2015:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Balance as of March 31, 2015	10,855	$26.20
Granted	2,743	64.45
Vested	(5,520)	21.66
Forfeited or cancelled	(816)	34.16
Balance as of December 31, 2015	7,262	$43.20

The weighted-average grant date fair values of restricted stock rights granted during the three and nine months ended December 31, 2015 were $70.57 and $64.45, respectively.
Market-Based Restricted Stock Units
Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the market-based restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be received at vesting will range from zero percent to 200 percent of the target number of market-based restricted stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period, generally over a one-year, two-year cumulative and three-year cumulative period. In the table below, we present shares granted at 100 percent of target of the number of market-based restricted stock units that may potentially vest. The maximum number of common shares that could vest is approximately 0.8 million for market-based restricted stock units granted during the nine months ended December 31, 2015. As of December 31, 2015, the maximum number of shares that could vest is approximately 1.3 million for market-based restricted stock units outstanding.
The following table summarizes our market-based restricted stock unit activity for the nine months ended December 31, 2015:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2015	663	$31.82
Granted	395	79.81
Vested	(742)	25.77
Vested above target	371	25.77
Forfeited or cancelled	(51)	40.10
Balance as of December 31, 2015	636	$64.49
Stock Repurchase Program
In May 2014, a special committee of our Board of Directors, on behalf of the full Board of Directors, authorized a two-year program to repurchase up to $750 million of our common stock. Since inception, we repurchased approximately 9.2 million shares for approximately $394 million under this program.

In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. This stock repurchase program, which expires on May 31, 2017, supersedes and replaces the stock repurchase authorization approved in May 2014. Under the May 2015 program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time.

During the three and nine months ended December 31, 2015, we repurchased approximately 1.8 million and 5.8 million shares for approximately $126 million and $384 million respectively. We continue to actively repurchase shares.

The following table summarizes total shares repurchased during the three and nine months ended December 31, 2015 and 2014:

	May 2014 Program		May 2015 Program		Total
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Three months ended December 31, 2015	—	$—	1.8	$126	1.8	$126
Nine months ended December 31, 2015	1.0	$57	4.8	$327	5.8	$384
Three months ended December 31, 2014	2.5	$97	—	$—	2.5	$97
Nine months ended December 31, 2014	6.5	$242	—	$—	6.5	$242
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

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2015	2014	2015	2014
Net income (loss)	$(45)	$142	$257	$480
Shares used to compute earnings (loss) per share:
Weighted-average common stock outstanding — basic	311	311	311	312
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	—	8	7	8
Dilutive potential common shares related to the Notes	—	4	8	2
Dilutive potential common shares related to the Warrants	—	—	7	—
Weighted-average common stock outstanding — diluted	311	323	333	322
Earnings (loss) per share:
Basic	$(0.14)	$0.46	$0.83	$1.54
Diluted	$(0.14)	$0.44	$0.77	$1.49

As a result of our net loss for the three months ended December 31, 2015, we have excluded all potentially dilutive common shares from the diluted loss per share calculation as their inclusion would have had an antidilutive effect. Had we reported net income for this period, an additional 6 million shares of common stock related to our outstanding equity-based instruments, an additional 6 million shares of common stock related to the Notes, and an additional 8 million shares related to the Warrants would have been included in the number of shares used to calculate Diluted EPS for the three months ended December 31, 2015.

For the nine months ended December 31, 2015, an immaterial amount of options to purchase, restricted stock units and restricted stock to be released were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect.

For the three and nine months ended December 31, 2014, options to purchase, restricted stock units and restricted stock to be released in the amount of 4 million shares were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect.

For the three and nine months ended December 31, 2014, potentially dilutive shares of common stock related to Warrants, which have a conversion price of $41.14 per share, were excluded from the computation of Diluted EPS as their inclusion would have had an antidilutive effect resulting from the conversion price. The associated Convertible Note Hedge was excluded from the computation of diluted shares as the impact is always considered antidilutive. See Note 10 for additional information related to our 0.75% Convertible Senior Notes due 2016 and related Convertible Note Hedge and Warrants.

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
The following table summarizes the financial performance of our current segment operating profit and a reconciliation to our consolidated operating income (loss) for the three and nine months ended December 31, 2015 and 2014 (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Segment:
Net revenue before revenue deferral	$1,803	$1,428	$3,642	$3,423
Depreciation	(31)	(32)	(91)	(96)
Other expenses	(1,014)	(877)	(2,463)	(2,414)
Segment operating profit	758	519	1,088	913
Reconciliation to consolidated operating income (loss):
Other:
Revenue deferral	(1,579)	(1,171)	(3,051)	(2,829)
Recognition of revenue deferral	846	869	2,497	2,736
Amortization of intangibles	(14)	(16)	(41)	(49)
Acquisition-related contingent consideration	—	—	—	2
Stock-based compensation	(42)	(39)	(131)	(108)
Loss on licensed intellectual property commitment	—	—	—	(122)
Other expenses	—	—	—	5
Consolidated operating income (loss)	$(31)	$162	$362	$548

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

Information about our total net revenue by revenue composition and by platform for the three and nine months ended December 31, 2015 and 2014 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Packaged goods and other	$501	$585	$1,394	$1,745
Digital	569	541	1,694	1,585
Net revenue	$1,070	$1,126	$3,088	$3,330

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Platform net revenue
Xbox One, PlayStation 4	$571	$427	$1,390	$1,037
Xbox 360, PlayStation 3	157	306	605	1,157
Other consoles	3	9	6	18
Total consoles	731	742	2,001	2,212
PC / Browser	182	218	619	657
Mobile	128	122	397	368
Other	29	44	71	93
Net revenue	$1,070	$1,126	$3,088	$3,330
Net revenue from unaffiliated customers in North America and internationally for the three and nine months ended December 31, 2015 and 2014 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net revenue from unaffiliated customers
North America	$448	$473	$1,335	$1,428
International	622	653	1,753	1,902
Net revenue	$1,070	$1,126	$3,088	$3,330

Long-lived assets in North America and internationally as of December 31, 2015 and March 31, 2015 is presented below (in millions):

	As of December 31, 2015	As of March 31, 2015
Long-lived assets
North America	$1,725	$1,809
International	469	474
Total	$2,194	$2,283

We attribute net revenue from external customers to individual countries based on the location of the legal entity that sells the products and/or services. Note that revenue attributed to the legal entity that makes the sale is often not the country where the consumer resides. For example, revenue generated by our Swiss legal entities includes digital revenue from consumers who reside outside of Switzerland, including consumers who reside outside of Europe. Revenue generated by our Swiss legal entities during the three and nine months ended December 31, 2015 represented $324 million and $1,045 million, or 30 percent and 34 percent, of our total net revenue, respectively. Revenue generated by our Swiss legal entities during the three and nine months ended December 31, 2014 represented $377 million and $1,012 million, or 33 percent and 30 percent, of our total net revenue, respectively. Revenue generated in the United States represents over 99 percent of our total North America net revenue. There were no other countries with net revenue greater than 10 percent.
During the three months ended December 31, 2015, we estimate that our direct sales to Sony, Microsoft and GameStop represented approximately 15 percent, 11 percent and 10 percent of total net revenue, respectively. During the nine months ended December 31, 2015, we estimate that our direct sales to Sony and Microsoft represented approximately 13 percent and 13 percent of total net revenue, respectively.
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
We have reviewed the accompanying condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of January 2, 2016, and the related condensed consolidated statements of operations, and comprehensive income (loss), for the three-month and nine-month periods ended January 2, 2016 and December 27, 2014, and the related condensed consolidated statements of cash flows for the nine-month periods ended January 2, 2016 and December 27, 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
February 8, 2016

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

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three and nine months ended December 31, 2015, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 as filed with the SEC on May 21, 2015 and in other documents we have filed with the SEC.
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
Financial Results
Total net revenue for the three months ended December 31, 2015 was $1,070 million, a decrease of $56 million, or 5 percent, as compared to the three months ended December 31, 2014. Net revenue for the three months ended December 31, 2015 was driven by FIFA 16, Madden NFL 16, and FIFA 15. At December 31, 2015, deferred net revenue associated with sales of online-enabled games increased by $731 million as compared to September 30, 2015, directly decreasing the amount of reported net revenue during the three months ended December 31, 2015. At December 31, 2014, deferred net revenue associated with sales of online-enabled games increased by $302 million as compared to September 30, 2014, directly decreasing the amount of reported net revenue during the three months ended December 31, 2014. Disregarding the impact of the deferred net revenue and the $2 million decrease in unrecognized cash flow hedging net gains, reported net revenue would have increased by approximately $375 million, or 26 percent, during the three months ended December 31, 2015 as compared to the three months ended December 31, 2014.

Net loss for the three months ended December 31, 2015 was $45 million as compared to net income of $142 million for the three months ended December 31, 2014. Diluted loss per share for the three months ended December 31, 2015 was $0.14 as compared to a diluted earnings per share of $0.44 for the three months ended December 31, 2014. Net income decreased for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014 primarily as a result of a $201 million decrease in gross profit, partially offset by an $8 million decrease in operating expenses.

International Operations and Foreign Currency Exchange Impact. International net revenue was $622 million, or 58 percent of total net revenue during the three months ended December 31, 2015, compared to $653 million, or 58 percent of total net revenue during the three months ended December 31, 2014, a decrease of $31 million, or 5 percent. This decrease is primarily due to declines in revenue from Titanfall, our FIFA World Cup and Plants vs. Zombies franchises, partially offset by increased revenue in Star Wars Battlefront and our Battlefield and SimCity franchises. We estimate that the negative impact of foreign currency exchange rates during the three months ended December 31, 2015 (primarily the U.S. Dollar strengthening against the Euro), decreased reported International net revenue by approximately $87 million, or 13 percent, for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014. This was partially offset by our related cash flow hedging gains of $3 million. Excluding the $84 million net negative impact of foreign currency exchange rates and related cash flow hedging activities, we estimate that International net revenue would have increased by approximately $53 million, or 8 percent for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014. In addition, our international investments and our cash and cash equivalents denominated in foreign currencies are subject to fluctuations in foreign currency exchange rates and decline in value when the U.S. dollar strengthens against the currencies in which our international investments are denominated.

Trends in Our Business

Digital Transformation. Our business continues to transform from a traditional packaged goods business model to one in which our games and services are sold and delivered via a network connection, with digitally-delivered content, features and services helping to extend the life of the respective game offering. For example, many of our products that traditionally were sold only as packaged goods products can also be purchased and downloaded via a network connection. We also include digitally-delivered content, features and services as part of the product offering, either made available for free or at additional cost. For example, the Ultimate Team mode incorporated into iterations of our FIFA, Madden NFL, NHL and NBA franchises and expansion packs available digitally for our Battlefield and Sims franchises have kept many of our players engaged with those games for longer periods of time. Additionally, our mobile and PC free-to-download games are available solely via digital delivery and are typically monetized through a business model through which we sell incremental content and/or features in discrete transactions. We also provide our EA Access service for the Xbox One and Origin Access service for PC games which offer players access to a selection of EA games and other benefits for a monthly or annual fee.

We significantly increased our digital net revenue from $1,440 million in fiscal year 2013 to $1,833 million in fiscal year 2014 and $2,199 million during fiscal year 2015. We expect this portion of our business to continue to grow through fiscal year 2016 and beyond.

Console System Transition. We have made and will continue to make significant investments in products and services for the PlayStation 4 from Sony and Xbox One from Microsoft, and we also expect to continue to develop and market products and services for the Microsoft Xbox 360 and the Sony PlayStation 3. Industry sales of major games for these legacy consoles declined significantly during our 2015 fiscal year and this trend has accelerated during our 2016 fiscal year. The success of our products and services for the new-generation consoles depends in part on the commercial success and adequate supply of, as well as our ability to develop commercially successful products and services for, these consoles.

Foreign Currency Exchange Rates. International sales are a fundamental part of our business, and the strengthening of the U.S. Dollar (particularly relative to the Euro, British pound sterling, Swedish krona and Canadian dollar) has a negative impact on our reported international net revenues, but a positive impact on our reported international operating expenses because these amounts are translated at lower rates as compared to periods in which the U.S. Dollar is weaker. While we use foreign currency hedging contracts to mitigate some foreign currency exchange risk, these activities are limited in the protection that they provide us and can themselves result in losses. Foreign currency exchange rates had a negative impact on our reported net revenue during the first three quarters of fiscal year 2016 as compared to the same periods of fiscal year 2015, but the strengthening of the U.S. dollar had a positive impact on our reported operating expenses as a significant portion of those expenses are incurred outside the United States. We expect this trend to continue during the fourth quarter of fiscal year 2016.

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

We track an estimate of monthly active users (“MAUs”) for our mobile business, which we believe is a useful indicator of player engagement trends for that business. For the three months ended December 31, 2015, we had average MAUs of over 170 million. MAUs are the aggregate number of individuals who accessed a particular game on a particular device in the last 30 days as of the measurement date. For our calculation, an individual who either plays two of our games on a single device, or the same game on two devices in the relevant period, would be counted as two users. Average MAUs for a particular period is the average of the MAUs at each month-end during that period. MAUs are calculated using internal company data based on tracking the activity of user accounts. We also include in this calculation data provided by our third party publishing partners for certain games that we develop but we exclude information from third party titles that we publish. From time to time, we adjust the calculation for user activity that is inconsistent with our methodology. We believe that the numbers are reasonable estimates of our user base for the applicable period of measurement; however, factors relating to user activity may impact these numbers. Our methodology for calculating MAUs may differ from the methodology used by other companies to calculate this metric.

Concentration of Sales Among the Most Popular Games. In all major segments of our industry, we see a large portion of games sales concentrated on the most popular titles, and many of those titles are sequels of prior games. A significant portion of our revenue has historically been derived from games and services based on a few popular franchises. For example, in fiscal year 2015, net revenue generated from the sale of products and services associated with our three largest franchises accounted for approximately 54% of our net revenue. We expect this trend to continue.

Recent Developments
Stock Repurchase Program. In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. This stock repurchase program, which expires on May 31, 2017, supersedes and replaces the stock repurchase authorization approved in May 2014. Under the program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time.
During the three months ended December 31, 2015, we repurchased approximately 1.8 million shares for approximately $126 million under the May 2015 program. During the nine months ended December 31, 2015, we repurchased approximately 5.8 million shares for approximately $384 million. Of these repurchases, approximately 4.8 million shares were repurchased under the May 2015 program for approximately $327 million. We continue to actively repurchase shares.

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
In fiscal year 2015, we reported U.S. pre-tax income, compared to U.S. pre-tax losses in each of the last seven fiscal years. We have not yet been able to establish a sustained level of profitability in the U.S. or other sufficient significant positive evidence to conclude that our U.S. deferred tax assets are more likely than not to be realized. Therefore, we continue to maintain a valuation allowance against most of our U.S. deferred tax assets. It is reasonably possible that by the end of fiscal year 2016, we will establish a sustained level of profitability in the U.S. As a result, we may reverse a significant portion of the $539 million valuation allowance recorded against our U.S. deferred tax assets at March 31, 2015 in the fourth quarter of fiscal year 2016. The reversal would result in a noncash income tax benefit for the three months ended March 31, 2016.
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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2016 contains 53 weeks and ends on April 2, 2016. Our results of operations for the fiscal year ended March 31, 2015 contained 52 weeks and ended on March 28, 2015. Our results of operations for the three months ended December 31, 2015 and 2014 contained 13 weeks each and ended on January 2, 2016 and December 27, 2014, respectively. Our results of operations for the nine months ended December 31, 2015 and 2014 contained 40 and 39 weeks, respectively, and ended on January 2, 2016 and December 27, 2014, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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

Management places a greater emphasis and focus on assessing our business through a review of the Net Revenue before Revenue Deferral by Revenue Composition (Packaged goods and other, and Digital) than by Net Revenue by Product revenue and Service and other revenue. These two measures differ as (1) Net Revenue by Product revenue and Service and other revenue reflects the deferral and recognition of revenue in periods subsequent to the date of sale due to U.S. GAAP while Net Revenue before Revenue Deferral by Revenue Composition does not, and (2) both measures contain a different aggregation of sales from one another. For instance, Service and other revenue does not include a portion of our full-game digital download and mobile sales that are fully included in our Digital revenue. Further, Service and other revenue includes all of our revenue associated with MMO games while software sales associated with our MMOs are included in either Digital revenue or Packaged goods and other revenue depending on whether the sale was a full-game digital download or a packaged goods sale.

Net Revenue Quarterly Analysis

Net Revenue

For the three months ended December 31, 2015, net revenue was $1,070 million and decreased $56 million, or 5 percent, as compared to the three months ended December 31, 2014. This decrease was driven by a $206 million decrease in revenue primarily from Titanfall, and the FIFA World Cup, Plants vs. Zombies and The Sims franchises. This decrease was partially offset by a $150 million increase in revenue primarily from the Star Wars, Battlefield and Madden NFL franchises.

Net Revenue by Product Revenue and Service and Other Revenue

Our net revenue by product revenue and service and other revenue for the three months ended December 31, 2015 and 2014 was as follows (in millions):

	Three Months Ended December 31,
	2015	2014	$ Change	% Change
Net revenue:
Product	$625	$606	$19	3%
Service and other	445	520	(75)	(14)%
Total net revenue	$1,070	$1,126	$(56)	(5)%

Product Revenue

For the three months ended December 31, 2015, product revenue was $625 million, primarily driven by FIFA 16, Battlefield Hardline, and Star Wars Battlefront. Product revenue increased $19 million, or 3 percent, as compared to the three months ended December 31, 2014. This increase was driven by a $130 million increase primarily from the Battlefield and Star Wars franchises. This decrease was partially offset by a $111 million decrease primarily from the FIFA World Cup, The Sims, UFC franchises, as well as Dragon Age: Inquisition.
Service and Other Revenue
For the three months ended December 31, 2015, service and other revenue was $445 million, primarily driven by FIFA Ultimate Team and Star Wars: The Old Republic. Service and other revenue for the three months ended December 31, 2015 decreased $75 million, or 14 percent, as compared to the three months ended December 31, 2014. This decrease was driven by a $133 million decrease primarily from Titanfall and Battlefield 4 Premium. This decrease was partially offset by a $58 million increase primarily from the Madden NFL and SimCity franchises.
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

Our non-GAAP net revenue by revenue composition and the reconciliation to net revenue for the three months ended December 31, 2015 and 2014 was as follows (in millions):

	Three Months Ended December 31,
	2015	2014	$ Change	% Change
Packaged goods and other	$996	$735	$261	36%

Full game downloads	195	140	55	39%
Extra content	360	314	46	15%
Subscriptions, advertising, and other	90	100	(10)	(10)%
Mobile	162	139	23	17%
Total Digital	807	693	114	16%

Net Revenue before Revenue Deferral (Non-GAAP Net Revenue)	$1,803	$1,428	$375	26%

Revenue Deferral	(1,579)	(1,171)	(408)	(35)%
Recognition of Revenue Deferral	846	869	(23)	(3)%
Change in deferred net revenue (online-enabled games)	(733)	(302)	(431)	(143)%
Total net revenue	$1,070	$1,126	$(56)	(5)%

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

For the three months ended December 31, 2015, packaged goods and other Net Revenue before Revenue Deferral was $996 million, primarily driven by Star Wars Battlefront, FIFA 16, and Need for Speed 16. Packaged goods and other Net Revenue before Revenue Deferral for the three months ended December 31, 2015 increased $261 million, or 36 percent, as compared to the three months ended December 31, 2014. Excluding the $62 million net negative impact of foreign currency exchange rates, we estimate that packaged goods and other Net Revenue before Revenue Deferral would have increased by $323 million. This increase was driven primarily by the launch of Star Wars Battlefront in the quarter ended December 31, 2015.

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

For the three months ended December 31, 2015, digital Net Revenue before Revenue Deferral was $807 million, an increase of $114 million, or 16 percent, as compared to the three months ended December 31, 2014. Excluding the $55 million net negative impact of foreign currency exchange rates, we estimate that digital Net Revenue before Revenue Deferral would have increased by $169 million. This increase on a constant currency basis is due to (1) a $74 million or 24 percent increase in extra content sales primarily driven by FIFA Ultimate Team and FIFA Online 3 in China, (2) a $70 million or 50 percent increase in full-game download sales primarily driven by Star Wars Battlefront, and (3) a $31 million or 22 percent increase in mobile revenue primarily driven by Madden NFL Mobile, Simcity Buildit, Need for Speed No Limits, and Star Wars Galaxy of Heroes. This increase was partially offset by a $6 million or 6 percent decrease in subscription sales primarily driven by Battlefield 4 Premium.

Revenue Deferral

Revenue Deferral for the three months ended December 31, 2015 increased $408 million, or 35 percent, as compared to the three months ended December 31, 2014. This increase was due to a $375 million increase in Net Revenue before Revenue Deferral related to our packaged goods and other and digital sales during the three months ended December 31, 2015 as compared to three months ended December 31, 2014.

Recognition of Revenue Deferral

The Recognition of Revenue Deferral for the three months ended December 31, 2015 decreased $23 million, or 3 percent, as compared to the three months ended December 31, 2014. This decrease was primarily due to a decrease in packaged goods sales during the preceding nine-month period.

Net Revenue Year-to-Date Analysis

Net Revenue

For the nine months ended December 31, 2015, net revenue was $3,088 million and decreased $242 million, or 7 percent, as compared to the nine months ended December 31, 2014. This decrease was driven by a $692 million decrease in revenue primarily from the Battlefield and Need for Speed franchises, and Titanfall. This decrease was partially offset by a $450 million increase in revenue primarily from Dragon Age: Inquisition, and the Madden NFL, Star Wars and SimCity franchises.

Net Revenue by Product Revenue and Service and Other Revenue

Our net revenue by product revenue and service and other revenue for the nine months ended December 31, 2015 and 2014 was as follows (in millions):

	Nine Months Ended December 31,
	2015	2014	$ Change	% Change
Net revenue:
Product	$1,802	$1,899	$(97)	(5)%
Service and other	1,286	1,431	(145)	(10)%
Total net revenue	$3,088	$3,330	$(242)	(7)%

Product Revenue

For the nine months ended December 31, 2015, product revenue was $1,802 million, primarily driven by FIFA 15, Battlefield Hardline, and FIFA 16. Product revenue decreased $97 million, or 5 percent, as compared to the nine months ended December 31, 2014. This decrease was driven by a $363 million decrease primarily from the Battlefield, Need for Speed and FIFA World Cup franchises. This decrease was partially offset by a $266 million increase primarily from Dragon Age: Inquisition and Star Wars Battlefront.
Service and Other Revenue
For the nine months ended December 31, 2015, service and other revenue was $1,286 million, primarily driven by FIFA Ultimate Team and Star Wars: The Old Republic. Service and other revenue for the nine months ended December 31, 2015 decreased $145 million, or 10 percent, as compared to the nine months ended December 31, 2014. This decrease was driven by a $352 million decrease primarily from Titanfall and Battlefield 4 Premium. This decrease was partially offset by a $207 million increase primarily from the Madden NFL and SimCity franchises.

Supplemental Non-GAAP Net Revenue by Revenue Composition

Our non-GAAP net revenue by revenue composition and the reconciliation to net revenue for the nine months ended December 31, 2015 and 2014 was as follows (in millions):

	Nine Months Ended December 31,
	2015	2014	$ Change	% Change
Packaged goods and other	$1,823	$1,795	$28	2%

Full game downloads	368	305	63	21%
Extra content	810	678	132	19%
Subscriptions, advertising, and other	244	271	(27)	(10)%
Mobile	397	374	23	6%
Total Digital	1,819	1,628	191	12%

Net Revenue before Revenue Deferral (Non-GAAP Net Revenue)	$3,642	$3,423	$219	6%

Revenue Deferral	(3,051)	(2,829)	(222)	(8)%
Recognition of Revenue Deferral	2,497	2,736	(239)	(9)%
Change in deferred net revenue (online-enabled games)	(554)	(93)	(461)	(496)%
Total net revenue	$3,088	$3,330	$(242)	(7)%

Net Revenue before Revenue Deferral

Packaged goods and other

For the nine months ended December 31, 2015, packaged goods and other Net Revenue before Revenue Deferral was $1,823 million, primarily driven by FIFA 16, Star Wars Battlefront, and Madden NFL 16. Packaged goods and other Net Revenue before Revenue Deferral for the nine months ended December 31, 2015 increased $28 million, or 2 percent, as compared to the nine months ended December 31, 2014. Excluding the $149 million net negative impact of foreign currency exchange rates, we estimate that packaged goods and other Net Revenue before Revenue Deferral would have increased by $177 million. This increase was driven by an increase in sales primarily from the FIFA, Star Wars and Madden NFL franchises.

Digital

For the nine months ended December 31, 2015, digital Net Revenue before Revenue Deferral was $1,819 million, an increase of $191 million, or 12 percent, as compared to the nine months ended December 31, 2014. Excluding the $135 million net negative impact of foreign currency exchange rates, we estimate that digital Net Revenue before Revenue Deferral would have increased by $326 million. This increase on a constant currency basis is due to (1) a $190 million or 28 percent increase in extra content sales primarily driven by FIFA Ultimate Team and FIFA Online 3 in China, (2) a $99 million or 32 percent increase in full-game download sales primarily driven by Star Wars Battlefront and FIFA 16, and (3) a $48 million or 13 percent increase in mobile sales primarily driven by Simcity Buildit and Madden NFL Mobile. These increases were partially offset by an $11 million or 4 percent decrease in subscription sales primarily driven by Battlefield 4 Premium.

Revenue Deferral

Revenue Deferral for the nine months ended December 31, 2015 increased $222 million, or 8 percent, as compared to the nine months ended December 31, 2014. This increase was primarily due to a $219 million increase in Net Revenue before Revenue Deferral related to our packaged goods and other and digital sales during the nine months ended December 31, 2015 as compared to nine months ended December 31, 2014.

Recognition of Revenue Deferral

The Recognition of Revenue Deferral for the nine months ended December 31, 2015 decreased $239 million, or 9 percent, as compared to the nine months ended December 31, 2014. This decrease was primarily due to a decrease in packaged goods sales during the preceding nine-month period.

Cost of Revenue

Cost of Revenue Quarterly Analysis

Cost of revenue for the three months ended December 31, 2015 and 2014 was as follows (in millions):

	December 31, 2015	% of Related Net Revenue	December 31, 2014	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$439	70.2%	$300	49.5%	46.3%	20.7%
Service and other	107	24.0%	101	19.4%	5.9%	4.6%
Total cost of revenue	$546	51.0%	$401	35.6%	36.2%	15.4%

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
Cost of product revenue increased by $139 million, or 46.3 percent in the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. Cost of product revenue increased primarily due to an increase in inventory and royalty related costs due to Star Wars Battlefront, which launched in the quarter ended December 31, 2015.

Cost of Service and Other Revenue
Cost of service and other revenue consists primarily of (1) royalty costs, (2) data center, bandwidth and server costs associated with hosting our online games and websites, (3) inventory costs, (4) platform processing fees from operating our website-based games on third party platforms, and (5) credit card fees associated with our service revenue.

Cost of service and other revenue increased by $6 million, or 5.9 percent in the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. The increase was primarily due to an increase in royalty costs primarily driven by increased revenue generated by FIFA Ultimate Team.

Total Cost of Revenue as a Percentage of Total Net Revenue
During the three months ended December 31, 2015, total cost of revenue as a percentage of total net revenue increased by 15.4 percent as compared to the three months ended December 31, 2014. This increase was primarily due to an increase in royalty costs primarily driven by Star Wars Battlefront, which was launched in the quarter ended December 31, 2015, with no comparable royalty-bearing title launched during the three months ended December 31, 2014.

Cost of Revenue Year-to-Date Analysis

Cost of revenue for the nine months ended December 31, 2015 and 2014 was as follows (in millions):

	December 31, 2015	% of Related Net Revenue	December 31, 2014	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$868	48.2%	$899	47.3%	(3.4)%	0.9%
Service and other	260	20.2%	296	20.7%	(12.2)%	(0.5)%
Total cost of revenue	$1,128	36.5%	$1,195	35.9%	(5.6)%	0.6%

Cost of Product Revenue
Cost of product revenue decreased by $31 million, or 3.4 percent in the nine months ended December 31, 2015, as compared to the nine months ended December 31, 2014. Cost of product revenue decreased primarily due to a loss of $122 million on previously unrecognized licensed intellectual property commitment recognized during the three months ended June 30, 2014. Excluding the impact of the $122 million loss, cost of product revenue increased $91 million, or 12 percent, primarily due to an increase in our royalty costs as a result of Star Wars Battlefront.

Cost of Service and Other Revenue

Cost of service and other revenue decreased by $36 million, or 12.2 percent in the nine months ended December 31, 2015, as compared to the nine months ended December 31, 2014. The decrease was primarily due to a decrease in royalty and inventory costs due to no console service game launches during the nine months ended December 31, 2015, as compared to the launch of Titanfall for the Xbox 360 in the first quarter of fiscal year 2015, and inventory costs for Plants vs. Zombies: Garden Warfare, which was released for the PlayStation 3 and 4 in the second quarter of the prior year.

Total Cost of Revenue as a Percentage of Total Net Revenue
During the nine months ended December 31, 2015, total cost of revenue as a percentage of total net revenue increased by 0.6 percent as compared to the nine months ended December 31, 2014. Excluding the loss of $122 million on previously unrecognized licensed intellectual property recognized during the three months ended June 30, 2014, total cost of revenue as a percentage of total net revenue increased 4.3 percent primarily due to an increase in royalty costs primarily driven by Star Wars Battlefront, which was launched during fiscal year 2016, with no comparable royalty-bearing title launched during the nine months ended December 31, 2015.
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
Research and development expenses for the three and nine months ended December 31, 2015 and 2014 were as follows (in millions):

	December 31, 2015	% of Net Revenue	December 31, 2014	% of Net Revenue	$ Change	% Change
Three months ended	$266	24.9%	$283	25.1%	$(17)	(6.0)%
Nine months ended	$827	26.8%	$809	24.3%	$18	2.2%

Research and development expenses decreased by $17 million, or 6.0 percent, during the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. Excluding the $17 million positive impact of foreign currency exchange rates, we estimate that research and development would have remained consistent during the three months ended December 31, 2015 as compared to the same period in the prior fiscal year.

Research and development expenses increased by $18 million, or 2.2 percent, during the nine months ended December 31, 2015, as compared to the nine months ended December 31, 2014. Excluding the $58 million positive impact of foreign currency exchange rates, we estimate that research and development would have increased by $76 million. This $76 million increase was primarily due to (1) a $36 million increase in personnel-related costs primarily resulting from higher payroll taxes, the quarter ended June 30, 2015 containing 14 weeks as compared to 13 weeks in the same period in the prior fiscal year, and annual salary increases, (2) a $23 million increase in contracted services during the nine months ended December 31, 2015 as compared to the same period in the prior fiscal year, and (3) a $16 million increase in stock-based compensation.

Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three and nine months ended December 31, 2015 and 2014 were as follows (in millions):

	December 31, 2015	% of Net Revenue	December 31, 2014	% of Net Revenue	$ Change	% Change
Three months ended	$190	17.8%	$169	15.0%	$21	12.4%
Nine months ended	$469	15.2%	$482	14.5%	$(13)	(2.7)%
Marketing and sales expenses increased by $21 million, or 12.4 percent, during the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. Excluding the $8 million positive impact of foreign currency exchange rates, we estimate that marketing and sales expenses would have increased by $29 million. This $29 million increase was driven by an increase in advertising and promotional spending primarily related to Star Wars Battlefront during the three months ended December 31, 2015.
Marketing and sales expenses decreased by $13 million, or 2.7 percent, during the nine months ended December 31, 2015, as compared to the nine months ended December 31, 2014. Excluding the $21 million positive impact of foreign currency exchange rates, we estimate that marketing and sales expenses would have increased by $8 million. This $8 million increase was primarily due to $33 million increase in advertising and promotional spending during the three months ended December 31, 2015, primarily related to Star Wars Battlefront. This was partially offset by a $25 million decrease in advertising and promotional spending during the six months ended September 30, 2015 primarily due to fewer frontline title releases during the first half the year.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology (“IT”), related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three and nine months ended December 31, 2015 and 2014 were as follows (in millions):

	December 31, 2015	% of Net Revenue	December 31, 2014	% of Net Revenue	$ Change	% Change
Three months ended	$97	9.1%	$107	9.5%	$(10)	(9.3)%
Nine months ended	$296	9.6%	$287	8.6%	$9	3.1%
General and administrative expenses decreased by $10 million, or 9.3 percent, during the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. Excluding the $5 million positive impact of foreign currency exchange rates, we estimate that general and administrative expenses would have decreased by $5 million. This $5 million decrease was primarily due to a $9 million decrease in litigation matters during the three months ended December 31, 2014 as compared to the three months ended December 31, 2015. This was partially offset by a $4 million increase in bad debt expense.

General and administrative expenses increased by $9 million, or 3.1 percent, during the nine months ended December 31, 2015, as compared to the nine months ended December 31, 2014. Excluding the $16 million positive impact of foreign currency exchange rates, we estimate that general and administrative expenses would have increased by $25 million. This $25 million increase was primarily due to (1) an $11 million increase in facilities-related expenses, (2) a $9 million increase in personnel-related costs primarily due to the quarter ended June 30, 2015 containing 14 weeks as compared to 13 weeks in the same period in the prior fiscal year, (3) a $7 million increase in stock-based compensation, and (4) a $5 million increase in bad debt expense. This was partially offset by a $9 million decrease in litigation matters during the three months ended December 31, 2014 as compared to the three months ended December 31, 2015.

Income Taxes
Provision for income taxes for the three and nine months ended December 31, 2015 and 2014 were as follows (in millions):

	December 31, 2015	Effective Tax Rate	December 31, 2014	Effective Tax Rate
Three months ended	$15	50.0%	$14	9.0%
Nine months ended	$94	26.8%	$48	9.1%
The provision for income taxes reported for the three and nine months ended December 31, 2015 is based on our projected annual effective tax rate for fiscal year 2016, and also includes certain discrete items recorded during the period. Our effective tax rate for the three and nine months ended December 31, 2015 was a tax expense of 50.0 percent and 26.8 percent, respectively, as compared to 9.0 percent and 9.1 percent, respectively, for the same period of fiscal year 2015. The effective tax rate for the three and nine months ended December 31, 2015 and 2014 was reduced, when compared to the statutory rate of 35.0 percent, by the utilization of U.S. deferred tax assets which were subject to a valuation allowance and non-U.S. profits subject to a reduced or zero tax rate. Conversely, the effective tax rate was increased due to a discrete expense of $8 million and $73 million recorded in the three and nine months ended December 31, 2015, respectively, for excess tax benefits from stock-based compensation deductions allocated directly to contributed capital. The effective tax rate for the three months ended December 31, 2015 differs from the same period in fiscal year 2015 primarily due to the difference in pre-tax income. The effective tax rate for the nine months ended December 31, 2015 is higher compared to the same period in fiscal 2015 primarily due to the increase in the discrete expense for excess tax benefits from stock-based compensation deductions.
Historically, we have considered undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. taxes have been provided thereon. We currently intend to continue to indefinitely reinvest the undistributed earnings of our foreign subsidiaries outside of the United States.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of December 31, 2015	As of March 31, 2015	Increase/(Decrease)
Cash and cash equivalents	$2,263	$2,068	$195
Short-term investments	966	953	13
Total	$3,229	$3,021	$208
Percentage of total assets	50%	49%

	Nine Months Ended December 31,
(In millions)	2015	2014	Change
Cash provided by operating activities	$827	$869	$(42)
Cash used in investing activities	(83)	(260)	177
Cash used in financing activities	(518)	(195)	(323)
Effect of foreign exchange on cash and cash equivalents	(31)	(30)	(1)
Net increase in cash and cash equivalents	$195	$384	$(189)
Changes in Cash Flow
Operating Activities. Cash provided by operating activities decreased $42 million during the nine months ended December 31, 2015 as compared to the nine months ended December 31, 2014. The decrease is primarily due to (1) a $223 million decrease in net income, (2) a $192 million decrease in accrued and other liabilities primarily due to higher payroll taxes, and (3) a $95 million decrease in other assets due to higher prepaid royalties in the prior period. This decrease was partially offset by a $469 million increase in deferred net revenue and $99 million increase in accounts payable, both due primarily to timing of game launches.
Investing Activities. Cash used in investing activities decreased $177 million during the nine months ended December 31, 2015 as compared to the nine months ended December 31, 2014 primarily driven by a $187 million increase in proceeds from the sales and maturities of short-term investments. This was partially offset by a $10 million increase in purchase of short-term investments.
Financing Activities. Cash used in financing activities increased $323 million during the nine months ended December 31, 2015 as compared to the nine months ended December 31, 2014 primarily due to the $293 million repayment of our convertible senior notes during the nine months ended December 31, 2015 and a $142 million increase in repurchases and retirement of shares of our common stock. This was offset by a $55 million increase in proceeds from the exercise of stock options and a $57 million increase in excess tax benefit from stock-based compensation recognized during the nine months ended December 31, 2015 as compared to the nine months ended December 31, 2014.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of December 31, 2015, our short-term investments had gross unrealized gains of less than $1 million, or less than 1 percent of the total in short-term investments, and gross unrealized losses of $2 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions, debt repayment obligations, or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

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
During the quarter ended December 31, 2015, the market value of our common stock exceeded the conversion trigger price of $41.26 per share for at least 20 trading days of the 30 consecutive trading days preceding quarter end. As a result, the Notes are convertible at the option of the holder through April 2, 2016. During the nine months ended December 31, 2015, approximately $312 million principal value of the Notes were converted by holders thereof. During the three months ended December 31, 2015, we repaid $95 million of the principal balance of the Notes and issued approximately 1.7 million shares of common stock to noteholders with a fair value of $115 million, resulting in a loss on extinguishment of $2 million. We also received and cancelled approximately 1.7 million shares of common stock from the exercise of the Convertible Note Hedge. During the nine months ended December 31, 2015, we repaid $293 million principal balance of the Notes and issued approximately 5.1 million shares of common stock to noteholders with a fair value of $341 million, resulting in a loss on extinguishment of $8 million. We also received and cancelled approximately 5.1 million shares of common stock from the exercise of the Convertible Note Hedge during the nine months ended December 31, 2015. The remaining $19 million of conversion requests received prior to December 31, 2015 will be settled in the quarter ending March 31, 2016.
Subsequent to the quarter ended December 31, 2015 and through February 4, 2016, we received conversion requests for an additional $158 million principal value of the Notes. During the quarter ending March 31, 2016, we expect to settle these conversion requests with at least $177 million in cash and a number of shares of our common stock equal in value to the excess conversion value. Based on the closing stock price of our common stock of $68.72 at the end of the quarter ended December 31, 2015, approximately 3 million shares of our common stock would be issuable to converting holders. The actual amount of shares issuable upon conversion will be determined based upon the market price of our common stock during an observation period following any conversion. If our stock price continues to exceed the conversion price of the Notes, we may continue to receive early conversion notices of the Notes prior to the scheduled maturity date. See Note 10 - Financing Arrangements to the Condensed Consolidated Financial Statements as it relates to the Notes, the convertibility of the Notes, and the Convertible Note Hedge and Warrants, which is incorporated by reference into this Item 2.
Credit Facility
On March 19, 2015, we entered into a $500 million senior unsecured revolving credit facility with a syndicate of banks. As of December 31, 2015, no amounts were outstanding under the credit facility. See Note 10 - Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our credit facility, which is incorporated by reference into this Item 2.
Financial Condition
We believe that our cash, cash equivalents, short-term investments, cash generated from operations and available financing facilities will be sufficient to meet our operating requirements for at least the next 12 months, including working capital requirements, capital expenditures, debt repayment obligations, and potentially, future acquisitions, stock repurchases, or strategic investments. We may choose at any time to raise additional capital to repay debt, strengthen our financial position, facilitate expansion, repurchase our stock, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.
As of December 31, 2015, approximately $1.6 billion, or 49 percent of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we may be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. This stock repurchase program, which expires on May 31, 2017, supersedes and replaces the stock repurchase authorization approved in May 2014. Under the May 2015 program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time.
During the three months ended December 31, 2015, we repurchased approximately 1.8 million shares for approximately $126 million under the May 2015 program. During the nine months ended December 31, 2015, we repurchased approximately 5.8 million shares for approximately $384 million. Of these repurchases, approximately 4.8 million shares were repurchased under the May 2015 program for approximately $327 million. We continue to actively repurchase shares.

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

OFF-BALANCE SHEET COMMITMENTS
As of December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of December 31, 2015, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $76 million and $151 million, respectively. As of December 31, 2015, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in declines in the fair value on our foreign currency forward contracts used in balance sheet hedging of $48 million and $96 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially. See Note 4 - Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.
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

As of December 31, 2015, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity.

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of December 31, 2015, arising from hypothetical changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of December 31, 2015	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$586	$583	$580	$578	$574	$571	$568
U.S. Treasury securities	200	198	197	195	194	192	191
U.S. agency securities	158	157	155	154	153	153	151
Commercial paper	39	39	39	39	39	39	39
Total short-term investments	$983	$977	$971	$966	$960	$955	$949

Item 4.	Controls and Procedures
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
Changes in internal control over financial reporting
There has been no change in our internal control over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended December 31, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Limitations on effectiveness of disclosure controls
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. These limitations include the possibility of human error, the circumvention or overriding of the controls and procedures and reasonable resource constraints. In addition, because we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, our system of controls may not achieve its desired purpose under all possible future conditions. Accordingly, our disclosure controls and procedures provide reasonable assurance, but not absolute assurance, of achieving their objectives.

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

Declines or fluctuations in the recurring portion of our business may have a negative impact on our financial and operating results.

Our business model includes revenue that we deem recurring in nature, such as our annualized titles (e.g., FIFA, Madden NFL), live services, and ongoing mobile businesses.  While we are confident in our ability to forecast the revenue from these areas of our business with greater certainty than for new offerings, we cannot provide assurances that consumers will purchase these games and services on a consistent basis. Furthermore, we may cease to offer games and services that we had previously deemed to be recurring in nature.  Consumer purchases of our games and services may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our games and services, our ability to improve and innovate iterative versions of our annualized titles, our ability to adapt our games and services to new platforms, outages and disruptions of our online services, the games and services offered by our competitors, our marketing and advertising efforts or declines in consumer activity generally as a result of economic downturns, among others. Any decline or fluctuation in the recurring portion of our business, including consumer purchases of our games and services, may have a negative impact on our financial and operating results.

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

During the nine months ended December 31, 2015, approximately 60 percent of our net revenue was derived from our top ten customers. Though our products are available to consumers through a variety of retailers and directly through us, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more of these customers significantly reduced their purchases or ceased to carry our products and services, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, our receivables from these large customers generally increase significantly in the December quarter as they make purchases in anticipation of the holiday selling season. Having such a large portion of our total net revenue concentrated in a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

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

Outside of the financial arrangements, our agreements with our channel partners typically give them significant control over other aspects of the distribution of the products and services that we develop for their platform. For example, our agreements with Sony and Microsoft typically give significant control to them over the approval, manufacturing and distribution of our products and services, which could, in certain circumstances, leave us unable to get our products and services approved, manufactured and distributed to customers. For the nine months ended December 31, 2015, 65 percent of our net revenue was derived from products and services for Sony’s PlayStation 3 and 4 and Microsoft’s Xbox 360 and One consoles (combined across all four platforms). For our digital products and services delivered direct to consumers via digital channels such as Sony’s PlayStation Network, Microsoft’s Xbox LIVE Marketplace, Apple’s App Store and the Google Play store, the channel partner has policies and guidelines that control the promotion and distribution of these titles and the features and functionalities that we are permitted to offer through the channel.

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

International sales are a fundamental part of our business. For the nine months ended December 31, 2015, international net revenue comprised 57 percent of our total net revenue and we expect international sales to continue to account for a significant portion of our total net revenue. As a result of our international sales, and also the denomination of our foreign investments and our cash and cash equivalents in foreign currencies, we are exposed to the effects of fluctuations in foreign currency exchange rates. The significant strengthening of the U.S. dollar during the second half of fiscal year 2015, particularly relative to the Euro, British pound sterling, Swedish krona and Canadian dollar, had a negative impact on our reported international net revenue but a positive impact on our reported international operating expenses because these amounts were translated at lower rates in fiscal 2015 than fiscal 2014. Our fiscal year 2015 results of operations, including our net revenue and net income were adversely affected by these foreign currency fluctuations. This trend has continued during fiscal year 2016. We currently anticipate foreign currency exchange rates to continue to have a negative impact on our expected reported net revenue for the remainder of fiscal year 2016, but the strengthening of the U.S. dollar is expected to have a positive impact on our reported operating expenses as a significant portion of those expenses are incurred outside the United States. We use foreign currency hedging contracts to mitigate some foreign currency risk. However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses.

We utilize debt financing and such indebtedness could adversely impact our business and financial condition.
In July 2011, we issued $632.5 million of convertible senior notes due July 2016 (the “Notes”) and as of December 31, 2015, $340 million of the Notes remained outstanding as a result of conversions prior to maturity by the holders thereof. We expect to settle at least $177 million in additional early conversions during the quarter ending March 31, 2016. In addition, in March 2015, we entered into an unsecured committed $500 million revolving credit facility. While the facility is currently undrawn, we may use the proceeds of any future borrowings for general corporate purposes. The credit facility contains affirmative, negative and financial covenants, including a maximum capitalization ratio and minimum liquidity requirements. We may enter into other financial instruments in the future.

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

On May 4, 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. This stock repurchase program, which expires on May 31, 2017, supersedes and replaces the stock repurchase authorization approved on May 5, 2014. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time.

During the three months ended December 31, 2015, we repurchased approximately 1.8 million shares for approximately $126 million under this program. During the nine months ended December 31, 2015, we repurchased approximately 5.8 million shares for approximately $384 million. Of these repurchases, approximately 4.8 million shares were repurchased under the May 2015 program for approximately $327 million. We continue to actively repurchase shares.
The following table summarizes the number of shares repurchased during the three months ended December 31, 2015:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Still Be Purchased Under the Program (in millions)
October 4 - October 31, 2015	593,561	$69.49	593,561	$757
November 1 - November 28, 2015	536,653	$71.53	536,653	$718
November 29, 2015 - January 2, 2016	670,844	$69.26	670,844	$672
	1,801,058	$70.01	1,801,058
Transactions Related to our Notes and Convertible Note Hedge
During the quarter ended December 31, 2015, we issued, in the aggregate, 1,655,719 shares of our common stock to holders of our 0.75% Convertible Senior Notes due 2016 (the “Notes”) that converted such Notes prior to the quarter ended December 31, 2015 pursuant to their terms. These shares of common stock were issued on multiple dates in October and November 2015 in reliance on Section 3(a)(9) of The Securities Act of 1933, as amended.
During the quarter ending March 31, 2016, we expect to settle at least $177 million in cash and a number of shares of our common stock equal in value to the excess conversion value. For example, based on the closing stock price of our common stock of $68.72 at the end of the quarter ended December 31, 2015, approximately 3 million shares of our common stock would be issuable to converting holders. The actual amount of shares issuable upon conversion will be determined based upon the market price of our common stock during an observation period following any conversion. For more information regarding the Notes and the conversion terms thereof, please see “Note 10 - Financing Arrangement” to the Condensed Consolidated Financial Statements in this Form 10-Q.

In connection with the conversions of the Notes that were settled during the quarter ended December 31, 2015, we exercised our option under privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) to acquire 1,655,721 shares of our common stock. The counterparties to the Convertible Note Hedge may be deemed “affiliated purchasers” and may have purchased the shares of our common stock deliverable to us upon exercise of our option during the quarter ended December 31, 2015.  Subsequent to December 31, 2015, we expect to receive a number of shares of our common stock under the Convertible Note Hedge substantially equal to the number of shares of our common stock to be issued in connection with any conversions of the Notes. For more information regarding the Convertible Note Hedge, please see “Note 10 - Financing Arrangement” to the Condensed Consolidated Financial Statements in this Form 10-Q.

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

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
February 8, 2016	Executive Vice President,
Chief Financial Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2015
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

†
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income (Loss), (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.