Form 10-K
period 2016-03-31
ELECTRONIC ARTS INC.
filed 2016-05-27
CIK 712515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐        No ☑
The aggregate market value of the registrant’s common stock, $0.01 par value, held by non-affiliates of the registrant as of October 2, 2015, the last business day of our second fiscal quarter, was $20,088 million.
As of May 23, 2016, there were 301,609,583 shares of the registrant’s common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2016 Annual Meeting of Stockholders (the “2016 Proxy”) are incorporated by reference into Part III hereof. The 2016 Proxy is expected to be filed not later than 120 days after the registrant’s fiscal year end.

ELECTRONIC ARTS INC.
2016 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, made in this Report are forward looking. Examples of forward-looking statements include statements related to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, including our intended product releases, and may include certain assumptions that underlie the forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate” (and the negative of any of these terms), “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Our actual results could differ materially from those in the forward-looking statements. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors,” beginning on page 9.

PART I

Item 1:    Business

Overview

We are a global leader in digital interactive entertainment. We develop, market, publish and distribute games, content and services that can be played by consumers on a variety of platforms, which include consoles (such as the PlayStation from Sony and Xbox from Microsoft), PCs, mobile phones and tablets.

We were incorporated originally in California in 1982. In September 1991, we were reincorporated under the laws of Delaware. Our principal executive offices are located at 209 Redwood Shores Parkway, Redwood City, California 94065 and our telephone number is (650) 628-1500.

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

Our games and services are based on a portfolio of intellectual property that includes established brands such as FIFA, Madden NFL, Star Wars, Battlefield, the Sims and Need for Speed. We were the number one publisher on PlayStation 4 and Xbox One consoles and the number four publisher on mobile in the Western World for calendar year 2015 based on available sources and EA estimates. We achieved this result by delivering popular and award-winning games to our players, including FIFA 16, Madden NFL 16, Star Wars Battlefront and Battlefield: Hardline.

Commitment to Digital

Players increasingly are buying and playing games digitally rather than purchasing disc-based games from retailers. In addition, players are engaging with those games for longer periods of time, as they purchase additional content and services that we provide digitally. For example, features such as the Ultimate Team mode in our FIFA, Madden NFL and NHL games and digitally delivered expansion packs for our Star Wars, Battlefield and Sims franchises have extended the life of those games by engaging players over longer periods of time. This digital transformation also is creating opportunities in platforms, content models and modalities of play. For example, we have leveraged franchises historically associated with consoles and traditional

PC gaming, such as FIFA, Madden NFL, The Sims, SimCity, and Star Wars, to create mobile and PC free-to-download games that are monetized through a business model in which we sell incremental content and/or features in discrete transactions.

Our digital transformation also gives us the opportunity to strengthen our player network. We are investing in a technology foundation to enable us to build player relationships that can last for years instead of for days or weeks by connecting our players to us and to each other. This connection allows us to market and deliver content and services for popular franchises like FIFA, Battlefield and Star Wars to our players more efficiently. That same foundation also enables new player-centric ways to discover and try new experiences, such as our subscription-based EA Access and Origin Access services.

We believe that our digital revenue, which generally has a higher gross margin relative to packaged goods sales revenue, will continue to increase during fiscal year 2017 relative to packaged goods revenue and in absolute terms as we continue to focus on developing and monetizing products and services that can be delivered digitally.

One EA

The pursuit of our goals requires that we operate as one team that is faster, more focused and constantly evolving, and we have undertaken a cultural shift across our organization in order to become more flexible. We have changed how we develop our games, engaging players through alphas, betas and other programs to seek out more feedback earlier in the game development process. We have also changed the makeup and skill set of our workforce, and combined the art of game-making with the science of managing dynamic live services and marketing those games and services. These changes have enabled us to increase our operational speed and organizational flexibility while improving our fiscal discipline.

Our Games and Services

We develop games and services for consoles, PCs, mobile phones and tablets, and we market and sell our games and services through retail channels and through digital distribution channels. We believe that flexibility across platforms and distribution channels is critical to maintaining and growing our overall consumer base, which continues to evolve in response to the introduction of new platforms and business models. New gaming platforms, engagement models and business models are expected to continue to emerge in the future, and we intend to evaluate these new platform, engagement and business model opportunities on a case-by-case basis.

Digitally, our console games, additional content and online services can be purchased through Sony’s PlayStation Network and Microsoft’s Xbox Store. Our PC games and additional content can be downloaded directly through our Origin online platform, as well as through third-party online download stores. Our mobile, tablet and PC free-to-download games and additional content are available through third-party application storefronts such as the Apple App Store and Google Play. Our massively multi-player online service, Star Wars: The Old Republic, is available both as a free-to-download and as a subscription basis, and certain casual games such as card, puzzle and word games are available through our Pogo online service.

Our packaged goods games are sold in mass market retailers (such as Walmart), electronics specialty stores (such as Best Buy) and game software specialty stores (such as GameStop). Our direct sales to GameStop Corp. represented approximately 11 percent and 13 percent of total net revenue in fiscal years 2015, and 2014, respectively. We sell our games to GameStop Corp. pursuant to numerous and frequent individual purchase orders, which contain delivery and pricing terms. There are no minimum sales or purchase commitments between us and GameStop.

In our games, we utilize established brands that we either wholly own (such as Battlefield, Mass Effect, Need for Speed, The Sims and Plants v. Zombies) or license from others (such as FIFA, Madden NFL and Star Wars). From time to time, we contract with external game developers, such as Respawn Entertainment, to develop our games or to publish and distribute their games. We also partner with third parties to publish our mobile and PC games in certain Asian territories, such as our partnerships with Tencent Holdings Limited and Nexon Co. Ltd. for FIFA Online 3 in China and Korea, respectively. We believe that leveraging established brands across a diverse range of genres and platforms enables us to build long-term relationships with a wide variety of players. In fiscal year 2016, revenue from sales of FIFA 16 represented approximately 16 percent of our total net revenue; in fiscal year 2015, revenue from sales of FIFA 15 represented approximately 15 percent of our total net revenue; and in fiscal year 2014, revenue from sales of FIFA 14 represented approximately 15 percent of our total net revenue.

We also are investing in a number of long-term initiatives that we believe will allow us to better serve and deepen our engagement with our players, such as our EA Competitive Gaming Division through which we will focus our efforts in competitive gaming and eSports.

Significant Relationships

Sony & Microsoft. Under the terms of agreements we have entered into with Sony Computer Entertainment Inc. and its affiliates and with Microsoft Corporation and its affiliates, we are authorized to develop and distribute disc-based and digitally-delivered software products and services compatible with PlayStation 3 and 4 and the Xbox 360 and Xbox One, respectively. As of the date of this filing, we have not entered into a licensed publisher agreement with Sony for PlayStation 4, and the parties currently operate under the terms of existing agreements subject to a new pricing structure with respect to PlayStation 4.

Under the agreements with Sony and Microsoft, we are provided with the non-exclusive right to use, for a fixed term and in a designated territory, technology that is owned or licensed by them to publish our games on their respective platform. Our transactions for disc-based products are made pursuant to individual purchase orders, which are accepted on a case-by case basis by Sony or Microsoft (or their designated replicators), as the case may be. For packaged goods products, we pay the console manufacturers a per-unit royalty for each unit manufactured. With respect to digitally-delivered products, other online content and services sold by the console manufacturers, the console manufacturers pay us either a wholesale price or a percentage royalty on the revenue they derive from their sales. Many key commercial terms of our relationships with Sony and Microsoft - such as manufacturing terms, delivery times, platform policies and approval conditions - are determined unilaterally, and are subject to change by the console manufacturers. Our direct sales to Sony represented approximately 16 percent of total net revenue in fiscal years 2016. Our direct sales to Microsoft represented approximately 14 percent and 10 percent of total net revenue in fiscal years 2016 and 2015 respectively.

The platform license agreements also require us to indemnify the console manufacturers for any loss, liability and expense resulting from any claim against the console manufacturer regarding our games and services, including any claims for patent, copyright or trademark infringement brought against the console manufacturer. Each platform license may be terminated by the console manufacturer if a breach or default by us is not cured after we receive written notice from the console manufacturer, or if we become insolvent. The console manufacturers are not obligated to enter into platform license agreements with us for any future consoles, products or services.

Apple, Google and Other App Stores. We have agreements to distribute our mobile applications and additional content through distribution partners worldwide, including Apple and Google. Consumers download our applications for their mobile devices from third party-application storefronts. The distributor charges the consumers a one-time fee if there is a cost to download the application. If the application is a “free-to-download” application, the distributor may still charge the consumer for additional content that is purchased by the consumer within the application. Our distribution agreements establish the fees to be retained by the distributor and the amounts passed through to us for distributing our applications and additional content. These arrangements are typically terminable on short notice. The agreements generally do not obligate the distributors to market or distribute any of our applications.

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

Competition

The market for interactive entertainment is intensely competitive and changes rapidly as new products and platforms are introduced. We also face competition for the right to use certain intellectual property included in our products. We face significant competition, primarily from the following:

•
Companies that are focused on developing and publishing games that operate on consoles and on PCs, such as Activision Blizzard, Take-Two Interactive and Ubisoft, as well as diversified media companies such as Warner Bros. and Sony and Microsoft, each of which develops and publishes software for its respective console platform;

•	Companies that develop and publish mobile game applications; and

•	Companies that develop and publish PC free-to-download online gaming services.
More broadly, we compete against providers of different sources of entertainment, such as motion pictures, television, social networking, online casual entertainment and music that our players could enjoy in their free time. Important competitive factors include game quality and ease of use, compatibility of products with certain platforms, brand recognition, price, marketing, and quality of customer service.

Intellectual Property
To establish and protect our intellectual property, we rely on a combination of copyrights, trademarks, patents, patent applications, trade secrets, know-how, license agreements, confidentiality provisions and procedures and other contractual provisions. We actively engage in enforcement and other activities to protect our intellectual property. In addition, we engage in activities designed to limit the impact of abuse of our digital products and services, including monitoring our games for evidence of exploitation and re-balancing our game environments in the event that such abuse is discovered.

Governmental Regulation
We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. In addition, laws and regulations that may have an impact on our business relating to user privacy, data collection and retention, content, advertising and information security have been adopted or are being considered for adoption by many countries throughout the world.

Seasonality
We have historically experienced the highest percentage of our sales in our third fiscal quarter due to seasonal holiday demand; however, there can be no assurance that this will continue. In addition, we defer the recognition of a significant amount of net revenue related to our online-enabled games over an extended period of time. As a result, the quarter in which we generate the highest sales volume may be different from the quarter in which we recognize the highest amount of net revenue.

Employees
As of March 31, 2016, we had approximately 8,500 regular, full-time employees, over 5,200 of whom were outside the United States. We believe that our ability to attract and retain qualified employees is a critical factor in the successful development of our products and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. Approximately 8 percent of our employees, all of whom work for DICE, our Swedish development studio, are represented by a union.

Investor Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as amended, are available free of charge on the Investor Relations section of our website at http://ir.ea.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Except as expressly set forth in this Form 10-K annual report, the contents of our website are not incorporated into, or otherwise to be regarded as part of this report

Information about Geographic Areas and Research & Development Expense
Information regarding financial data by geographic area is set forth in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 18, “Segment Information”. Information regarding financial data is set forth in Part II, Item 6 of this Form 10-K under the heading “Selected Financial Data,” and information regarding certain risks attendant to our foreign operations is set forth in Part II, Item 7 of this Form 10-K under the heading “Financial Results” and “Trends in Our Business” For the fiscal years ended March 31, 2016, 2015 and 2014, research and development expenses were $1,109 million, $1,094 million and $1,125 million, respectively.

Executive Officers
The following table sets forth information regarding our executive officers as of May 26, 2016:

Name	Age	Position
Andrew Wilson	41	Chief Executive Officer
Blake Jorgensen	56	Executive Vice President, Chief Financial Officer
Peter R. Moore	61	Executive Vice President, Chief Competition Officer
Patrick Söderlund	42	Executive Vice President, EA Studios
Laura Miele	46	Executive Vice President, Global Publishing
Kenneth Moss	50	Chief Technology Officer
Christopher Bruzzo	46	Chief Marketing Officer
Joel Linzner	64	Executive Vice President, Worldwide Business Affairs
Gabrielle Toledano	49	Executive Vice President, Chief Talent Officer
Samantha Smith	47	Senior Vice President, EA Mobile and Maxis
Kenneth A. Barker	49	Senior Vice President, Chief Accounting Officer
Jacob J. Schatz	47	Senior Vice President, General Counsel and Corporate Secretary
Mr. Wilson has served as EA’s Chief Executive Officer and as a director of EA since September 2013. Prior to his appointment as our Chief Executive Officer, Mr. Wilson held several positions within the Company since joining EA in May 2000, including Executive Vice President, EA SPORTS from August 2011 to September 2013 and Senior Vice President, EA SPORTS from March 2010 to August 2011. Mr. Wilson serves on the Board of Directors of the World Surf League.

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

Mr. Moore has served as Executive Vice President and Chief Competition Officer since December 2015. Previously, he served as EA’s Chief Operating Officer from August 2011 until March 2016 and as President, EA SPORTS from September 2007 to August 2011. From January 2003 until he joined EA in 2007, Mr. Moore was with Microsoft where he served as head of Xbox marketing and was later named as Corporate Vice President, Interactive Entertainment Business, Entertainment and Devices Division, a position in which he led both the Xbox and Games for Windows businesses. Mr. Moore holds a bachelor's degree from Keele University, United Kingdom, and a Master's degree from California State University, Long Beach.

Mr. Söderlund has served as Executive Vice President, EA Studios since September 2013. Prior to that time, he served as Executive Vice President, EA Games Label from August 2011 to September 2013. From December 2010 to July 2011, he served as Executive Vice President, Group General Manager - FPS/Driving. Mr. Söderlund joined EA in October 2006 when EA purchased DICE studios where he was the Chief Executive Officer.

Laura Miele has served as Executive Vice President, Global Studios since April 2016. Ms. Miele joined the Company in March 1996 and has held several positions at the Company, including Senior Vice President, Americas Publishing, General Manager of the Company’s Star Wars business, Senior Vice President of Games Label Marketing and Group Vice President of Games Label Marketing. Ms. Miele serves on the board of Silicon Valley Community Foundation.

Mr. Moss has served as Chief Technology Officer since July 2014. Prior to joining EA, he served as Vice President of Market Places Technology, Science and Data at eBay Inc. since November 2011. Prior to joining eBay, he co-founded CrowdEye, Inc. in September 2008 and served as its Chief Executive Officer. Mr. Moss graduated from Princeton University with a B.A. in Molecular Biology.

Mr. Bruzzo has served as Chief Marketing Officer since September 2014. Prior to joining EA, he served as Senior Vice President at Starbucks Corporation from June 2011 to August 2014 and Vice President from June 2008 to June 2011. Mr. Bruzzo is currently a director of Blue Nile, Inc. Mr. Bruzzo graduated from Whitworth University with a B.A. in Political Studies.

Mr. Linzner has served as Executive Vice President, Worldwide Business Affairs since April 2016. From March 2005 until April 2016, Mr. Linzner was EA's Executive Vice President, Business and Legal Affairs. Prior to joining EA in July 1999, Mr. Linzner served as outside litigation counsel to EA and several other companies in the video game industry. Mr. Linzner earned his J.D. from Boalt Hall at the University of California, Berkeley, after graduating from Brandeis University. He is a member of the Bar of the State of California and is admitted to practice in the United States Supreme Court, the Ninth Circuit Court of Appeals and several United States District Courts.

Ms. Toledano has served as our Executive Vice President and Chief Talent Officer since April 2007. Ms. Toledano was Senior Vice President, Human Resources at EA from February 2006 to March 2007. Ms. Toledano also serves on the Board of Directors of Jive Software, Inc., TalentSky, Inc. and Visier, Inc., privately-held companies. Ms. Toledano earned both her undergraduate degree in Humanities and her graduate degree in Education from Stanford University.

Ms. Smith joined EA in March 2015 as Senior Vice President and Group GM. She took over leadership of EA Mobile in July 2015 and Maxis in September 2015. Prior to joining EA, she served as Senior Vice President, Production & Development at Warner Bros. Interactive Entertainment since February 2007. Ms. Smith graduated from Ashland University with a B.A. in Broadcasting.

Mr. Barker has served as Senior Vice President, Chief Accounting Officer since April 2006. From February 2012 to August 2012, he also served as Interim Chief Financial Officer. From June 2003 to April 2006, Mr. Barker held the position of Vice President, Chief Accounting Officer. Prior to joining EA, Mr. Barker was employed at Sun Microsystems, Inc., as Vice President and Corporate Controller from October 2002 to June 2003 and Assistant Corporate Controller from April 2000 to September 2002. Prior to that, he was an audit partner at Deloitte & Touche. Mr. Barker serves on the Board of Directors of Corsair Components, Inc., the Audit Committee of Community Gatepath, a non-profit organization and on the Accounting Advisory Board for the University of Notre Dame. Mr. Barker graduated from the University of Notre Dame with a B.A. degree in Accounting.

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

Competition in our industry is intense. Many new products and services are regularly introduced in each major industry segment (console, mobile and PC free-to-download), but only a relatively small number of “hit” titles account for a significant portion of total revenue in each segment. Our competitors range from large established companies to emerging start-ups, and we expect new competitors to continue to emerge throughout the world. If our competitors develop and market more successful products or services, offer competitive products or services at lower price points, or if we do not continue to develop consistently high-quality and well-received products and services, our revenue, margins, and profitability will decline.

We maintain a relatively limited product portfolio in an effort to focus on developing high-quality products with the potential to become “hits”. High-quality titles, even if highly-reviewed, may not turn into “hit” products. Many “hit” products within our industry are iterations of prior hit products with large established consumer bases and significant brand recognition, which makes competing in certain product categories challenging. In addition, hit products or services of our competitors may take a larger share of consumer spending than we anticipate, which could cause our products and services to underperform relative to revenue expectations. Publishing a relatively small number of major titles each year also concentrates risk in those titles and means each major title has greater associated risk. The increased importance of extra content and live services revenue to our business heightens this risk as extra content and live services for poorly-received or underperforming games may generate lower than expected sales. A significant portion of our revenue has historically been derived from games and services based on a few popular franchises. For example, in fiscal year 2016, net revenue generated from the sale of products and services associated with our three largest franchises accounted for approximately 55 percent of our net revenue. The underperformance of a single major title and the associated extra content may have a large adverse impact on our financial results.

Our operating results will be adversely affected if we do not consistently meet our product development schedules or if key events, sports seasons or movies that we tie our product release schedules to are delayed, cancelled or poorly received.

Our ability to meet product development schedules is affected by a number of factors both within and outside our control, including feedback from our players, the creative processes involved, the coordination of large and sometimes geographically dispersed development teams, the complexity of our products and the platforms for which they are developed, the need to fine-tune our products prior to their release, and, in certain cases, approvals from third parties. We have experienced development delays for our products in the past, which caused us to delay or cancel release dates. We also seek to release certain products in conjunction with key events, such as the beginning of a sports season, major sporting event, or the release of a related movie. If such a key event were delayed, cancelled or poorly received, our sales would likely suffer materially. Any failure to meet anticipated production or release schedules would likely result in a delay of revenue and/or possibly a significant shortfall in our revenue, increase our development and/or marketing expenses, harm our profitability, and cause our operating results to be materially different than anticipated.

Our business is highly seasonal with the highest percentage of our sales occurring in the quarter ending in December. While our sales generally follow this seasonal trend, there can be no assurance that this trend will continue. If we miss key selling periods for products, for any reason, including product delays, product cancellations, or delayed introduction of a new platform for which we have developed products, our sales are likely to suffer significantly. Additionally, macroeconomic conditions or the occurrence of unforeseen events that negatively impact retailer or consumer buying patterns during the quarter ending in December are likely to harm our financial performance disproportionately.

Our business is dependent on the success and availability of platforms developed by third parties, as well as our ability to develop commercially successful products and services for these platforms.

The success of our business is driven in part by the commercial success and adequate supply of platforms developed by third parties. Our success also depends on our ability to accurately predict which platforms will be successful in the marketplace, our ability to develop commercially successful products and services for these platforms and our ability to effectively manage the transition from current generation platforms to next generation platforms. We must make product development decisions and commit significant resources well in advance of anticipated platform release dates and may incur significant expense to adjust our product portfolio and development efforts in response to changing consumer platform preferences. Additionally, we may enter into certain exclusive licensing arrangements that affect our ability to deliver or market products or services on certain platforms. A platform for which we are developing products and services may not succeed as expected or new platforms may take market share and game software consumers away from platforms for which we have devoted significant resources. If consumer demand for the platforms for which we are developing products and services is lower than our expectations, we may be unable to fully recover the investments we have made in developing our products and services, and our financial performance will be harmed. Alternatively, a platform for which we have not devoted significant resources could be more successful than we had initially anticipated, causing us to not be able to take advantage of meaningful revenue opportunities.

Technology changes rapidly in our business and if we fail to anticipate or successfully implement new technologies in our games or adopt new business strategies, distribution technologies or methods, the quality, timeliness and competitiveness of our products and services may suffer.

Rapid technology changes in our industry require us to anticipate, sometimes years in advance, which technologies we must implement and take advantage of in order to make our products and services competitive in the market. We have invested, and in the future may invest, in new business strategies, technologies, products, and services. Such endeavors may involve significant risks and uncertainties, and no assurance can be given that the technology we choose to adopt and the products and services that we pursue will be successful and will not materially adversely affect our reputation, financial condition, and operating results. We also may miss opportunities to adopt technology, or develop products and services that become popular with consumers, which could adversely affect our revenues. It may take significant time and resources to shift our focus to such technologies, putting us at a competitive disadvantage.

Our product development usually starts with particular platforms and distribution methods in mind, and a range of technical development and game feature goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly and effectively than we can. In either case, our products and services may be technologically inferior to our competitors’, less appealing to consumers, or both. If we cannot achieve our technology goals within the original development schedule for our products and services, then we may delay their release until these goals can be achieved, which may delay or reduce revenue and increase our development expenses. Alternatively, we may increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our product or service launch schedule or to keep up with our competition, which would increase our development expenses.

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

We are investing and expect to continue to invest in technology, hardware and software to support the online functionality of our portfolio of products and services. Launching and operating games and services with online features, developing related technologies and implementing online business initiatives is expensive and complex. Execution of these initiatives could result in operational failures and other issues impacting the technical stability of our products and services. In addition, having the necessary infrastructure to support the online functionality of our products and services is vital to our growth and success. Our products and services could be adversely impacted by outages, disruptions and failures in our network and related infrastructure, as well as in the online platforms or services of key business partners who offer or support our products and services.

Our business is subject to currency fluctuations.

International sales are a fundamental part of our business. For our fiscal year ended March 31, 2016, international net revenue comprised 57 percent of our total net revenue, and we expect international sales to continue to account for a significant portion of our total net revenue. As a result of our international sales, and also the denomination of our foreign investments and our cash and cash equivalents in foreign currencies, we are exposed to the effects of fluctuations in foreign currency exchange rates. Strengthening of the U.S. dollar, particularly relative to the Euro, British pound sterling, Australian dollar, Chinese yuan and South Korean won, has a negative impact on our reported international net revenue but a positive impact on our reported international operating expenses (particularly when the U.S. dollar strengthens against the Swedish krona and the Canadian dollar) because these amounts are translated at lower rates. For example, during our fiscal year ended March 31, 2016, our reported international revenue would have been $266 million higher and our operating expenses would have been $113 million higher on a constant currency basis. We use foreign currency hedging contracts to mitigate some foreign currency risk. However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses.

Declines or fluctuations in the recurring portion of our business may have a negative impact on our financial and operating results.

Our business model includes revenue that we deem recurring in nature, such as revenue from our annualized titles (e.g., FIFA and Madden NFL), and associated services, and ongoing mobile businesses.  While we are confident in our ability to forecast the revenue from these areas of our business with greater certainty than for new offerings, we cannot provide assurances that consumers will purchase these games and services on a consistent basis. Furthermore, we may cease to offer games and services that we previously had deemed to be recurring in nature. Consumer purchases of our games and services may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our games and services, our ability to improve and innovate our annualized titles, our ability to adapt our games and services to new platforms, outages and disruptions of our online services, the games and services offered by our competitors, our marketing and advertising efforts or declines in consumer activity generally as a result of economic downturns, among others. Any decline or fluctuation in the recurring portion of our business may have a negative impact on our financial and operating results.

Our adoption of new business models could fail to produce our desired financial returns.

From time to time we seek to establish and implement new business models. Forecasting our revenues and profitability for any new business models is inherently uncertain and volatile. Our actual revenue and profit for these businesses may be significantly greater or less than our forecasts. Additionally, these new business models could fail, resulting in the loss of our investment in the development and infrastructure needed to support these new business models, as well as the opportunity cost of diverting management and financial resources away from more successful and established businesses.

If we are unable to maintain or acquire licenses to include intellectual property owned by others in our games, or to maintain or acquire the rights to publish or distribute games developed by others, our business may be harmed.

Many of our products and services are based on or incorporate intellectual property owned by others. For example, our EA SPORTS products include rights licensed from major sports leagues and players’ associations and our Star Wars products include rights licensed from Disney. Competition for these licenses and rights is intense. If we are unable to maintain these licenses and rights or obtain additional licenses or rights with significant commercial value, our revenue, profitability and cash flows may decline significantly. Competition for these licenses also may increase the amounts that we must pay to licensors and developers, through higher minimum guarantees or royalty rates, which could significantly increase our costs and reduce our profitability.

If external game developers fail to meet product development schedules or are unable to honor their obligations to us, our financial results may be harmed.

We may contract with external game developers to develop our games or to publish or distribute their games.  While we maintain contractual protections, we have less control over the product development schedules of these games developed by external game developers, and we depend on their ability to meet product development schedules.  If these developers cannot meet product development schedules, acquire certain approvals or are otherwise unable to honor their obligations to us, we may delay or cancel previously announced games, which could result in a delay or significant shortfall in anticipated revenue, harm our profitability and reputation, and cause our financial results to be materially affected.

Our business could be adversely affected if our consumer protection, data privacy and security practices are not adequate, or perceived as being inadequate, to prevent data breaches, or by the application of consumer protection and data privacy and security laws generally.

In the course of our business, we collect, process, store and use consumer and other information, including personal information, passwords and credit card information. Although we take measures to protect this information from unauthorized access, acquisition, disclosure and misuse, our security controls, policies and practices may not be able to prevent the improper or unauthorized access, acquisition or disclosure of such information. In addition, third party vendors and business partners which in the course of our business receive access to information that we collect also may not prevent data security breaches with respect to the information we provide them or fully enforce our policies, contractual obligations and disclosures regarding the collection, use, storage, transfer and retention of personal data. The unauthorized access, acquisition or disclosure of this information could significantly harm our reputation, compel us to comply with disparate breach notification laws and otherwise subject us to proceedings by governmental entities or others and substantial legal liability. A perception that we do not adequately secure consumer and other information could result in a loss of current or potential consumers and business partners, as well as a loss of anticipated revenues. Our key business partners also face these risks with respect to information they collect and data security breaches with respect to such information could cause reputational harm to them and negatively impact our ability to offer our products and services through their platforms.

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

In addition, data privacy, security and consumer-protection laws are evolving, and the interpretation and application of these laws in the United States, Europe and elsewhere are often uncertain, contradictory and changing. It is possible that these laws may be interpreted or applied in a manner that is adverse to us or otherwise inconsistent with our practices, which could result in litigation, regulatory investigations and potential legal liability or require us to change our practices in a manner adverse to our business. As a result, our reputation may be harmed, we could incur substantial costs, and we could lose both consumers and revenue.

Negative player perceptions about our brands, products, services and/or business practices may damage our business and the costs incurred in addressing player concerns may increase our operating expenses.

Player expectations regarding the quality, performance and integrity of our products and services are high. Players may be critical of our brands, products, services and/or business practices for a wide variety of reasons. These negative player reactions may not be foreseeable or within our control to manage effectively, including perceptions about gameplay fairness, negative player reactions to game content, components and services, or objections to certain of our business practices.  In the past, we have taken actions, including delaying the release of our games and discontinuing services for our games, after taking into consideration, among other things, feedback from the player community even if those decisions negatively impacted our operating results in the short term. We expect to continue to take actions to address concerns as appropriate, including actions that may result in additional expenditures and the loss of revenue. Negative player sentiment about our business practices also can lead to investigations from regulatory agencies and consumer groups, as well as litigation, which, regardless of their outcome, may be costly, damaging to our reputation and harm our business.

If we release defective products or services, our operating results could suffer.

Our products and services are extremely complex software programs, and are difficult to develop and distribute. We have quality controls in place to detect defects in our products and services before they are released. Nonetheless, these quality controls are subject to human error, overriding, and reasonable resource or technical constraints. Therefore, these quality controls and preventative measures may not be effective in detecting all defects in our products and services before they have been released into the marketplace. In such an event, we could be required to or may find it necessary to offer a refund for the product or service, suspend the availability or sale of the product or service or expend significant resources to cure the defect, each of which could significantly harm our business and operating results.

During console system transition periods, our operating results have been volatile. Any inability to offset declining sales from legacy generation consoles could negatively impact our operating results.

Historically, new video game console systems have been developed and released every few years, which has caused the video game software market to be cyclical as well. In these periods of transition, sales of software for legacy generation console systems typically slow or decline in response to the anticipated and actual introduction of new consoles and new generation software sales typically stabilize after new consoles are widely established with the consumer base.

In November 2013 Sony released the PlayStation 4 and Microsoft released the Xbox One. Consistent with previous periods of console transition, we have seen consumers purchase fewer products and services for legacy generation consoles (i.e., the PlayStation 3 and Xbox 360, respectively) as the current generation consoles have gained consumer acceptance. During our 2016 fiscal year, sales associated with these legacy generation consoles declined significantly, and we expect these declines to continue, or possible accelerate, during our 2017 fiscal year. Any inability to offset declining sales from legacy generation consoles could negatively impact our operating results.

Our business is subject to regulation and the adoption of proposed legislation we oppose could negatively impact our business.

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. In addition, laws and regulations relating to user privacy, data collection, retention, electronic commerce, virtual items and currency, consumer protection, content, advertising, localization, and information security have been adopted or are being considered for adoption by many countries throughout the world. These laws could harm our business by limiting the products we are able to offer to our consumers or the manner in which we offer these products. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws or the application of these laws in an unanticipated manner may harm our business and result in penalties or significant legal liability.

We are subject to laws in certain foreign countries, and adhere to industry standards in the United States, that mandate rating requirements or set other restrictions on the advertisement or distribution of interactive entertainment software based on content. In addition, certain foreign countries allow government censorship of interactive entertainment software products. Adoption of ratings systems, censorship or restrictions on distribution of interactive entertainment software based on content could harm our business by limiting the products we are able to offer to our customers. In addition, compliance with new and possibly inconsistent regulations for different territories could be costly, delay or prevent the release of our products in those territories.

In addition, we may include additional competitive modes in our games and manage competitions based on our games and services. Although we structure and operate these skill based competitions with applicable laws in mind, our skill based competitions in the future could become subject to evolving rules and regulations and expose us to significant liability, penalties and reputational harm.

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

A significant portion of our sales are made to a relatively small number of customers, and disruptions to sales through these customers could negatively impact our business.

We derive a significant percentage of our net revenue through sales to our top customers. The concentration of a significant percentage of our sales through one, or a few, large customers could lead to a short-term disruption to our business if certain of these customers significantly reduced their purchases or ceased to carry our products. We also could be more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy. Additionally, receivables from our customers generally increase in our December fiscal quarter as sales of our games and services generally increase in anticipation of the holiday season. Having a significant portion of our net revenue concentrated in sales through a few customers could reduce our negotiating leverage with these customers. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

Our channel partners have significant influence over the products and services that we offer on their platforms.

Our agreements with our channel partners typically give them significant control over the approval, manufacturing and distribution of the products and services that we develop for their platform. In particular, our arrangements with Sony and Microsoft could, in certain circumstances, leave us unable to get our products and services approved, manufactured and distributed to customers. For our digital products and services delivered via digital channels such as Sony’s PlayStation Network, Microsoft’s Xbox Store, Apple’s App Store and the Google Play store, each respective channel partner has policies and guidelines that control the promotion and distribution of these titles and the features and functionalities that we are permitted to offer through the channel. Moreover, certain of our channel partners can determine and change unilaterally certain key terms and conditions, including the ability to change their user and developer policies and guidelines. In many cases our channel partners also set the rates that we must pay to provide our games and services through their online channels, and retain flexibility to change their fee structures or adopt different fee structures for their online channels, which could adversely impact our costs, profitability and margins. If our channel partners establish terms that restrict our offerings through their channels, or significantly impact the financial terms on which these products or services are offered to our customers, our business could be harmed.

Our business is subject to risks generally associated with the entertainment industry, any of which could significantly harm our operating results.

Our business is subject to risks that are generally associated with the entertainment industry, many of which are beyond our control. These risks could negatively impact our operating results and include: the popularity, price and timing of our games; economic conditions that adversely affect discretionary consumer spending; changes in consumer demographics; the availability and popularity of other forms of entertainment; and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.

We rely on business partners in many areas of our business and our business may be harmed if they are unable to honor their obligations to us or their actions may put us at risk.

We rely on various business partners, including third-party service providers, vendors, licensing partners, development partners, and licensees in many areas of our business. In addition, we may have disputes with our business partners that may impact our business and/or financial results. Their actions may put our business and our reputation at risk. In many cases, our business partners may be given access to sensitive and proprietary information in order to provide services and support to our teams, and they may misappropriate our information and engage in unauthorized use of it. In addition, the failure of these third parties to provide adequate services and technologies, or the failure of the third parties to adequately maintain or update their services and technologies, could result in a disruption to our business operations. Further, disruptions in the financial markets, economic downturns, poor business decisions, or reputational harm may adversely affect our business partners and they may not be able to continue honoring their obligations to us or we may cease our arrangements with them. Alternative arrangements and services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner or vendor. If we lose one or more significant business partners, our business could be harmed.

We may be subject to claims of infringement of third-party intellectual property rights, which could harm our business.

From time to time, third parties may claim that we have infringed their intellectual property rights. For example, patent holding companies may assert patent claims against us in which they seek to monetize patents they have purchased or otherwise obtained. Although we take steps to avoid knowingly violating the intellectual property rights of others, it is possible that third parties still may claim infringement. In addition, our products often utilize complex, cutting-edge technology that may be subject to intellectual property claims.

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

Acquisitions, investments, divestitures and other strategic transactions could result in operating difficulties and other negative consequences.

We may make acquisitions or enter into other strategic transactions including (1) acquisitions of companies, businesses, intellectual properties, and other assets, (2) minority investments in strategic partners, and (3) investments in new interactive entertainment businesses as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment, that we acquire unknown liabilities, diversion of management’s attention from our other businesses, the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased cash and non-cash expenses. In addition, we may not integrate these businesses successfully, including experiencing difficulty in the integration of business systems and technologies, the integration and retention of new employees, or in the maintenance of key business and customer relationships. These events could harm our operating results or financial condition. We also may divest or sell assets or a business and we may have difficulty selling such assets or business on acceptable terms in a timely manner. This could result in a delay in the achievement of our strategic objectives, cause us to incur additional expense, or the sale of such assets or business at a price or on terms that are less favorable than we anticipated.

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

Piracy and other forms of unauthorized copying and use of our content and brands are persistent problems for us, and policing is difficult. Further, the laws of some countries in which our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the United States, or are poorly enforced. Legal protection of our rights may be ineffective in such countries. In addition, although we take steps to enforce and police our rights, factors such as the proliferation of technology designed to circumvent the protection measures used in our products, the availability of broadband access to the Internet, the refusal of Internet service providers or platform holders to remove infringing content in certain instances, and the proliferation of online channels through which infringing product is distributed all have contributed to an expansion in unauthorized copying of our products and brands.

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

We have $1 billion in senior unsecured notes (the “Senior Notes”) and $163 million in convertible senior notes (the “Convertible Notes”) outstanding as of March 31, 2016. We expect to settle $27 million of the Convertible Notes during the quarter ended June 30, 2016 as a result of conversions prior to maturity by the holders thereof. Any Convertible Notes that are not converted prior to maturity will mature in July 2016. We also have an unsecured committed $500 million revolving credit facility. While the facility is currently undrawn, we may use the proceeds of any future borrowings for general corporate purposes. We may enter into other financial instruments in the future.

Our indebtedness could affect our financial condition and future financial results by, among other things:

•
Requiring the dedication of a substantial portion of any cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures and other general corporate purposes;

•
Utilizing funds that are domiciled in foreign tax jurisdictions in order to make the cash payments upon any redemption of the Senior Notes. If we were to choose to use such funds, we would be required to accrue any additional taxes on any portion of the repatriation where no United States income tax had been previously provided; and

•	Limiting our flexibility in planning for, or reacting to, changes in our business and our industry.

The agreements governing our indebtedness impose restrictions on us and require us to maintain compliance with specified covenants. In particular, the revolving credit facility includes a maximum capitalization ratio and minimum liquidity requirements. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of these covenants and do not obtain a waiver from the lenders or noteholders, then, subject to applicable cure periods, our outstanding indebtedness may be declared immediately due and payable. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities, as well as the potential costs associated with any potential refinancing our indebtedness. Downgrades in our credit rating could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.

In connection with the offering of the Convertible Notes, we entered into certain privately-negotiated transactions to reduce the potential dilution with respect to our common stock upon conversion of the Convertible Notes. We also entered into separate, privately-negotiated warrant transactions whereby we sold warrants to independent third parties. The effect of these activities could have an effect on the market price of our common stock and the trading price of the Notes. In addition, the counterparties to these agreements are financial institutions and we are subject to the risk that one or more of these counterparties might default on the transactions.

Changes in our tax rates or exposure to additional tax liabilities could adversely affect our earnings and financial condition.

We are subject to taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision, tax assets, and accruals for other taxes, and there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective income tax rate could be adversely affected by our profit levels, by changes in our business, reorganization of our business and operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in applicable tax laws, or changes in the valuation allowance for deferred tax assets, as well as other factors. We are also required to pay taxes other than income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and foreign jurisdictions. Furthermore, we are regularly subject to audit by tax authorities with respect to both income and such other non-income taxes. Adverse changes in our effective income tax rate, unfavorable audit results or tax rulings, or other changes resulting in significant additional tax liabilities could have material adverse effects upon our earnings, cash flows, and financial condition.

Our reported financial results could be adversely affected by changes in financial accounting standards.

Our reported financial results are impacted by the accounting standards promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. For example, accounting standards affecting software revenue recognition have affected and could continue to significantly affect the way we account for revenue and costs related to our products and services. We recognize all of the revenue from bundled sales (i.e., online-enabled games that include updates on a when-and-if-available basis or a matchmaking service) on a deferred basis over an estimated offering period. The related costs of revenues are expensed as incurred instead of deferred and recognized ratably. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace existing revenue recognition guidance in U.S. GAAP when it becomes effective. While we have not yet determined the effect of the new standard on our Consolidated Financial Statements, we believe the new standard may require us to materially change the way we account for revenue by requiring us to recognize more revenue upon delivery of the primary product than we currently do under current accounting standards. The new standard may also require us to materially change the way we account for related costs by requiring us to capitalize and amortize certain costs over the period the related assets are transferred to the customer.

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

Item 1B:     Unresolved Staff Comments
None.
Item 2:     Properties
We own our 660,000-square-foot Redwood Shores headquarters facilities located in Redwood City, California, which includes a product development studio and administrative and sales functions. We also own a 418,000-square-foot product development studio facility in Burnaby, Canada. In addition to the properties we own, we lease approximately 1.1 million square feet in North America and 929,000 square feet in Europe and Asia at various research and development, sales and administration and distribution facilities, including leases for our development studios in Orlando, Florida and Stockholm, Sweden.
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

Item 3:     Legal Proceedings
On July 29, 2010, Michael Davis, a former NFL running back, filed a putative class action in the United States District Court for the Northern District of California against the Company, alleging that certain past versions of Madden NFL included the images of certain retired NFL players without their permission. In March 2012, the trial court denied the Company’s request to dismiss the complaint on First Amendment grounds. In January 2015, that trial court decision was affirmed by the Ninth Circuit Court of Appeals and the case was remanded back to the United States District Court for the Northern District of California, where the case is pending.
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
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “EA”. The following table sets forth the quarterly high and low closing sales price per share of our common stock from April 1, 2014 through March 31, 2016.

	Prices
	High	Low
Fiscal Year Ended March 31, 2015:
First Quarter	$37.15	$26.67
Second Quarter	38.42	33.31
Third Quarter	48.33	32.62
Fourth Quarter	58.24	45.96
Fiscal Year Ended March 31, 2016:
First Quarter	68.00	56.03
Second Quarter	75.16	63.43
Third Quarter	76.77	65.04
Fourth Quarter	70.83	55.50
Holders
There were approximately 1,305 holders of record of our common stock as of May 23, 2016, and the closing price of our common stock was $73.24 per share as reported by the NASDAQ Global Select Market. In addition, a significant number of beneficial owners of our common stock hold their shares in street name.
Dividends
We have not paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities

In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. This stock repurchase program expires on May 31, 2017. Under the May 2015 program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. We repurchased approximately 2.1 million shares for approximately $134 million under this program during the three months ended March 31, 2016. We repurchased approximately 6.9 million shares for approximately $461 million during fiscal year 2016 under the May 2015 program. We continue to actively repurchase shares.

In February 2016, we announced a new $500 million stock repurchase program. This new program was incremental to the existing two-year $1 billion stock repurchase program announced in May 2015 and had an expiration date of May 31, 2016. We completed repurchases under the February 2016 program during the quarter ended March 31, 2016. We repurchased approximately 7.8 million shares for approximately $500 million under this new program.

The following table summarizes the number of shares repurchased in the fourth quarter of the fiscal year ended March 31, 2016:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
January 3 - January 30, 2016	577,061	$66.52	577,061	$634
January 31 - February 27, 2016	1,989,912	$60.36	1,989,912	$1,013
February 28 - April 2, 2016	7,374,038	$64.38	7,374,038	$539
	9,941,011	$63.70	9,941,011

Transactions Related to our Convertible Notes and Convertible Note Hedge

During the quarter ended March 31, 2016, we issued, in the aggregate, 2,752,672 shares of our common stock to holders of our 0.75% Convertible Senior Notes due 2016 (the “Convertible Notes”) that converted such Convertible Notes prior to the quarter ended March 31, 2016 pursuant to their terms. These shares of common stock were issued on multiple dates in January, February and March 2016 in reliance on Section 3(a)(9) of The Securities Act of 1933, as amended.

During the quarter ending June 30, 2016, we expect to settle $27 million in cash and a number of shares of our common stock equal in value to the excess conversion value. For example, based on the closing stock price of our common stock of $65.92 at the end of the quarter ended March 31, 2016, approximately 0.4 million shares of our common stock would be issuable to converting holders. The actual amount of shares issuable upon conversion will be determined based upon the market price of our common stock during an observation period following any conversion. For more information regarding the
Convertible Notes and the conversion terms thereof, please see “Note 12 - Financing Arrangement” to the Consolidated Financial Statements in this Form 10-K.

In connection with the conversions of the Convertible Notes that were settled during the quarter ended December 31, 2015, we exercised our option under privately negotiated convertible note hedge transactions (the “Convertible Note Hedge”) to acquire 2,752,679 shares of our common stock. The counterparties to the Convertible Note Hedge may be deemed “affiliated purchasers” and may have purchased the shares of our common stock deliverable to us upon exercise of our option during the quarter ended March 31, 2016. Subsequent to March 31, 2016, we expect to receive a number of shares of our common stock under the Convertible Note Hedge substantially equal to the number of shares of our common stock to be issued in connection with any conversions of the Convertible Notes. For more information regarding the Convertible Note Hedge, please see “Note 12 - Financing Arrangement” to the Consolidated Financial Statements in this Form 10-K.

Stock Performance Graph
The following information shall not be deemed to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into a filing.
The following graph shows a five-year comparison of cumulative total returns during the period from March 31, 2011 through March 31, 2016, for our common stock, the S&P 500 Index (to which EA was added in July 2002), the NASDAQ Composite Index, and the RDG Technology Composite Index, each of which assumes an initial value of $100. Each measurement point is as of the end of each fiscal year. The performance of our stock depicted in the following graph is not necessarily indicative of the future performance of our stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Electronic Arts Inc., the S&P 500 Index, the NASDAQ Composite Index,
and the RDG Technology Composite Index

*	Based on $100 invested on March 31, 2011 in stock or index, including reinvestment of dividends.

	March 31,
	2011	2012	2013	2014	2015	2016
Electronic Arts Inc.	$100	$84	$91	$149	$301	$339
S&P 500 Index	100	109	124	151	170	173
NASDAQ Composite Index	100	114	122	160	187	187
RDG Technology Composite Index	100	117	117	151	174	178

Item 6:     Selected Financial Data
ELECTRONIC ARTS INC. AND SUBSIDIARIES
SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA
(In millions, except per share data)

	Year Ended March 31,
STATEMENTS OF OPERATIONS DATA	2016		2015		2014	2013	2012
Net revenue	$4,396		$4,515		$3,575	$3,797	$4,143
Cost of revenue	1,354		1,429		1,347	1,388	1,598
Gross profit	3,042		3,086		2,228	2,409	2,545
Total operating expenses	2,144		2,138		2,195	2,288	2,510
Operating income	898		948		33	121	35
Gains on strategic investments, net	—		—		—	39	—
Interest and other income (expense), net	(21)		(23)		(26)	(21)	(17)
Income before provision for (benefit from) income taxes	877		925		7	139	18
Provision for (benefit from) income taxes	(279)		50		(1)	41	(58)
Net income	$1,156		$875		$8	$98	$76
Earnings per share:
Basic	$3.73		$2.81		$0.03	$0.32	$0.23
Diluted	$3.50		$2.69		$0.03	$0.31	$0.23
Number of shares used in computation:
Basic	310		311		308	310	331
Diluted	330		325		316	313	336
	As of March 31,
BALANCE SHEETS DATA	2016		2015		2014	2013	2012
Cash and cash equivalents	$2,493		$2,068		$1,782	$1,292	$1,293
Short-term investments	1,341		953		583	388	437
Marketable equity securities	—		—		—	—	119
Working capital	1,936	(a)	973	(a)	748	408	489
Total assets	7,050		6,147		5,716	5,070	5,491
0.75% convertible senior notes due 2016, net	163	(a)	633	(a)	580	559	539
Senior notes, net	989	(b)	—		—	—	—
Other long-term liabilities	245		333		324	327	374
Total liabilities	3,652		3,080		3,294	2,803	3,033
Total stockholders’ equity	3,396	(a)	3,036	(a)	2,422	2,267	2,458

(a)
The Convertible Notes are currently convertible at the option of the holder through July 13, 2016, and the carrying value of the Convertible Notes was reclassified as a current liability and the excess of the principal amount over the carrying value of the Convertible Notes was reclassified from permanent equity to temporary equity in the Consolidated Balance Sheets as of March 31, 2016 and March 31, 2015. See Note 12 - Financing Arrangements to the Consolidated Financial Statements in this Form 10-K as it relates to the Convertible Notes, the convertibility of the Convertible Notes, and the Convertible Note Hedge and Warrants, which is incorporated by reference into this Item 6.

(b)
In February 2016, we issued $600 million aggregate principal amount of 3.70% Senior Notes due March 1, 2021 (the “2021 Notes”) and $400 million aggregate principal amount of 4.80% Senior Notes due March 1, 2026 (the “2026 Notes,” and together with the 2021 Notes, the “Senior Notes”). See Note 12 - Financing Arrangements to the Consolidated Financial Statements in this Form 10-K as it relates to our Senior Notes, which is incorporated by reference into this Item 6.

Item 7:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the fiscal year ended March 31, 2016, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K, including in the “Business” section and the “Risk Factors” above, the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)”, and the Consolidated Financial Statements and related Notes.

About Electronic Arts

We are a global leader in digital interactive entertainment. We develop, market, publish and distribute games, content and services that can be played by consumers on a variety of platforms, which include consoles (such as the PlayStation from Sony, and the Xbox from Microsoft), PCs, mobile phones and tablets. Some of our games are based on our wholly-owned intellectual property (e.g., Battlefield, Mass Effect, Need for Speed, The Sims and Plants vs. Zombies), and some of our games leverage content that we license from others (e.g., FIFA, Madden NFL and Star Wars). We also publish and distribute games developed by third parties (e.g., Titanfall). Our products and services may be purchased through multiple distribution channels, including physical and online retailers, platform providers such as console manufacturers, providers of free-to-download PC games, mobile carriers and directly through Origin, our own digital distribution platform.

Financial Results

Our key financial results for our fiscal year ended March 31, 2016 were as follows:

•
Total net revenue was $4,396 million, down 3 percent year-over-year. Excluding the negative impact of foreign currency exchange rates, we estimate that total net revenue would have been $4,662 million, up 3 percent year over year.

•	Digital revenue was $2,409 million, up 10 percent year-over-year.

•	International net revenue was $2,489 million, down 3 percent year-over-year.

•	Gross margin was 69.2 percent.

•	Operating expenses were $2,144 million.

•	Net income was $1,156 million, with diluted earnings per share of $3.50.

•	Operating cash flow was $1,223 million.

•	Cash and cash equivalents were $2,493 million and short-term investments were $1,341 million.

Trends in Our Business

Digital Transformation. Our business continues to transform from a traditional packaged goods business model to one in which our games and services are sold and delivered digitally, with additional content, features and services helping to extend the life of our packaged goods and digital games. For example, the Ultimate Team mode incorporated into iterations of our FIFA, Madden NFL and NHL franchises and expansion packs available digitally for our Star Wars, Battlefield and Sims franchises have kept many of our players engaged with those games for longer periods of time. Our digital transformation is also creating opportunities in platforms, content models and modalities of play. For example, we have leveraged franchises typically associated with consoles and traditional PC gaming, such as FIFA, Madden NFL, The Sims, SimCity and Star Wars, to create mobile and PC free-to-download games that are monetized through a business model through which we sell incremental content and/or features in discrete transactions. We also provide our EA Access service for the Xbox One and Origin Access service on PC, which offer players access to a selection of EA games and other benefits for a monthly or annual fee.

Our digital transformation also gives us the opportunity to strengthen our player network. We are investing in a technology foundation to enable us to build player relationships that can last for years instead of for days or weeks by connecting our players to us and to each other. This connection allows us to market and deliver content and services for popular franchises like FIFA, Battlefield and Star Wars to our players more efficiently. That same foundation also enables new player-centric ways to discover and try new experiences, such as our subscription-based EA Access and Origin Access services.

We significantly increased our digital net revenue from $1,833 million in fiscal year 2014 to $2,199 million in fiscal year 2015 and $2,409 million during fiscal year 2016. We expect this portion of our business to continue to grow through fiscal year 2017 and beyond as we continue to focus on developing and monetizing products and services that can be delivered digitally.

Foreign Currency Exchange Rates. International sales are a fundamental part of our business, and the strengthening of the U.S. dollar (particularly relative to the Euro, British pound sterling, Australian dollar, Chinese yuan and South Korean won) has a negative impact on our reported international net revenue, but a positive impact on our reported international operating expenses (particularly the Swedish krona and Canadian dollar) because these amounts are translated at lower rates as compared to periods in which the U.S. Dollar is weaker. While we use foreign currency hedging contracts to mitigate some foreign currency exchange risk, these activities are limited in the protection that they provide us and can themselves result in losses. We estimate that foreign currency exchange rates had a negative impact of $266 million on our reported net revenue during fiscal year 2016 as compared to fiscal year 2015, but the strengthening of the U.S. dollar had a positive impact of $113 million on our reported operating expenses as a significant portion of those expenses are incurred outside the United States.

Mobile and PC Free-to-Download Games. The proliferation of mobile phones and tablets has significantly increased the consumer base for mobile games. The broad consumer acceptance of business models which allow consumers to try new games with no up-front cost and pay for additional content or in-game items, has led to growth in the mobile gaming industry. Likewise, the mass introduction and wide consumer acceptance of free-to-download, micro-transaction-based PC games played over the Internet has also broadened our consumer base. We expect revenue generated from mobile and PC free-to-download games to remain an important part of our business.

We track an estimate of monthly active users (“MAUs”) for our mobile business, which we believe is a useful indicator of player engagement trends for that business. For the fiscal year ended March 31, 2016, we had average MAUs of over 160 million. MAUs are the aggregate number of individuals who accessed a particular game on a particular device in the last 30 days as of the measurement date. For our calculation, an individual who either plays two of our games on a single device, or the same game on two devices in the relevant period, would be counted as two users. Average MAUs for a particular period is the average of the MAUs at each month-end during that period. MAUs are calculated using internal company data based on tracking the activity of user accounts. We also include in this calculation data provided by our third party publishing partners for certain games that we develop but we exclude information from third party titles that we publish. From time to time, we adjust the calculation for user activity that is inconsistent with our methodology. We believe that the numbers are reasonable estimates of our user base for the applicable period of measurement; however, factors relating to user activity may impact these numbers. Our methodology for calculating MAUs may differ from the methodology used by other companies to calculate this metric.

Concentration of Sales Among the Most Popular Games. In all major segments of our industry, we see a large portion of games sales concentrated on the most popular titles, and many of those titles are sequels of prior games. Similarly, a significant portion of our revenue historically has been derived from games and services based on a few popular franchises, several of which we have released on an annual or bi-annual basis. For example, in fiscal year 2016, net revenue generated from the sale of products and services associated with our three largest franchises accounted for approximately 55 percent of our net revenue. We expect this trend to continue.

Recurring Revenue Sources.  Our business model includes revenue that we deem recurring in nature, such as revenue from our annualized titles (such as FIFA and Madden NFL) and associated services, our ongoing mobile business and subscription programs. We have greater confidence in our ability to forecast revenue from these areas of our business than for new offerings.  As we continue to leverage the digital transformation in our industry and incorporate new content models and modalities of play into our games, our goal is to continue to look for opportunities to expand the recurring portion of our business.

Recent Developments

Stock Repurchase Program. In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. This stock repurchase program expires on May 31, 2017. During the fiscal year ended March 31, 2016, we repurchased approximately 6.9 million shares for approximately $461 million under the May 2015 program. We continue to actively repurchase shares under this program.

On February 3, 2016, our Board of Directors authorized a new program to repurchase up to $500 million of EA’s common stock. This program was incremental to the May 2015 program. We have completed repurchases under the February 2016 program, repurchasing 7.8 million shares for approximately $500 million.

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
Revenue Recognition, Sales Returns and Allowances, and Bad Debt Reserves
We derive revenue principally from sales of interactive software games, and related content (e.g., micro-transactions) and services on consoles (such as the PlayStation from Sony and the Xbox from Microsoft), PCs, mobile phones and tablets. We evaluate revenue recognition based on the criteria set forth in FASB Accounting Standards Codification (“ASC”) 605, Revenue Recognition and ASC 985-605, Software: Revenue Recognition. We classify our revenue as either product revenue or service and other revenue.

Product revenue. Our product revenue includes revenue associated with the sale of software games or related content, whether delivered via a physical disc (e.g., packaged goods) or delivered digitally (e.g., full-game downloads, extra-content), and licensing of game software to third-parties. Product revenue also includes revenue from mobile full-game downloads that do not require our hosting support (e.g., premium mobile games) in order to utilize the game or related content (i.e. can be played with or without an Internet connection), and sales of tangible products such as hardware, peripherals, or collectors’ items.

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

Online-Enabled Games

The majority of our software games and related content have online connectivity whereby a consumer may be able to download unspecified content or updates on a when-and-if-available basis (“unspecified updates”) for use with the original game software. In addition, we may also offer an online matchmaking service that permits consumers to play against each other via the Internet without a separate fee. U.S. GAAP requires us to account for the consumer’s right to receive unspecified updates or the matchmaking service for no additional fee as a “bundled” sale, or multiple-element arrangement.

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
Other Multiple-Element Arrangements
In some of our multiple-element arrangements, we sell tangible products with software and/or software-related offerings. These tangible products are generally either peripherals or ancillary collectors’ items, such as figurines and comic books. Revenue for these arrangements is allocated to each separate unit of accounting for each deliverable using the relative selling prices of each deliverable in the arrangement based on the selling price hierarchy described below. If the arrangement contains more than one software deliverable, the arrangement consideration is allocated to the software deliverables as a group and then allocated to each software deliverable.

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
Principal Agent Considerations
We evaluate sales of our interactive software games via third party storefronts, including digital storefronts such as Microsoft’s Xbox Games Store, Sony PSN, Apple App Store, and Google Play, in order to determine whether or not we are acting as the primary obligor in the sale to the end consumer, which we consider in determining if revenue should be reported gross or net of fees retained by the storefront. Key indicators that we evaluate in determining gross versus net treatment include but are not limited to the following:

•	The party responsible for delivery/fulfillment of the product or service to the end consumer

•	The party responsible for the billing, collection of fees and refunds to the end consumer

•	The storefront and Terms of Sale that govern the end consumer’s purchase of the product or service

•	The party that sets the pricing with the end consumer and has credit risk
Based on evaluation of the above indicators, we have determined that generally the third party is considered the primary obligor to end consumers for the sale of our interactive software games. We therefore report revenue related to these arrangements net of the fees retained by the storefront.

Sales Returns and Allowances and Bad Debt Reserves

We reduce revenue for estimated future returns and price protection which may occur with our distributors and retailers (“channel partners”). Price protection represents our practice to provide our channel partners with a credit allowance to lower their wholesale price on a particular product that they have not resold to end consumers. The amount of the price protection is generally the difference between the old wholesale price and the new reduced wholesale price. In certain countries for our PC and console packaged goods software products, we also have a practice of allowing channel partners to return older software products in the channel in exchange for a credit allowance. As a general practice, we do not give cash refunds.

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
Income Taxes
We recognize deferred tax assets and liabilities for both (1) the expected impact of differences between the financial statement amount and the tax basis of assets and liabilities and (2) the expected future tax benefit to be derived from tax losses and tax credit carryforwards. We record a valuation allowance against deferred tax assets when it is considered more likely than not that all or a portion of our deferred tax assets will not be realized. In making this determination, we are required to give significant weight to evidence that can be objectively verified. It is generally difficult to conclude that a valuation allowance is not needed when there is significant negative evidence, such as cumulative losses in recent years. Forecasts of future taxable income are considered to be less objective than past results. Therefore, cumulative losses weigh heavily in the overall assessment.
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
From the third quarter of fiscal year 2009 to the third quarter of fiscal year 2016, we maintained a 100% valuation allowance against most of our U.S. deferred tax assets because there was insufficient positive evidence to overcome the existing negative evidence such that it was not more likely than not that the U.S. deferred tax assets were realizable. While we reported U.S. pre-tax income in fiscal year 2015, because we reported U.S. pre-tax losses during the previous seven fiscal years, as well as in the second and third quarters of fiscal year 2016, we continued to maintain the 100% valuation allowance through the third quarter of fiscal year 2016.
In the fourth quarter of fiscal year 2016, we realized significant U.S. pre-tax income for both the fourth quarter and the fiscal year ended March 31, 2016. As of March 31, 2016, we had reported positive operating performance in the U.S. for two consecutive fiscal years and had also reported a cumulative three-year U.S. pre-tax profit. In addition, during the fourth quarter of fiscal year 2016, we completed our financial plan for fiscal year 2017 and expect continued positive operating performance in the U.S. We also considered forecasts of future taxable income and evaluated the utilization of tax credit carryforwards prior to their expiration. After considering these factors, we determined that the positive evidence overcame any negative evidence and concluded that it was more likely than not that the U.S. deferred tax assets were realizable. As a result, we released the valuation allowance against all of the U.S. federal deferred tax assets and a portion of the U.S. state deferred tax assets during the fourth quarter of fiscal year 2016. Accordingly, we recorded a $453 million income tax benefit in fiscal year 2016 for the reversal of a significant portion of our deferred tax valuation allowance.
As of March 31, 2016, we maintained a valuation allowance of $114 million, primarily related to specific U.S. state deferred tax assets and foreign capital loss carryovers, due to uncertainty about the future realization of these assets. In determining the amount of deferred tax assets that are more likely than not to be realized, we evaluated the potential to realize the assets through the utilization of tax loss and credit carrybacks, the reversal of existing taxable temporary differences, future taxable income exclusive of the reversal of existing taxable temporary differences, and certain tax planning strategies.
In the ordinary course of our business, there are many transactions and calculations where the tax law and ultimate tax determination is uncertain. As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each jurisdiction in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our uncertain tax positions in each jurisdiction where we operate. These estimates involve complex issues and require us to make judgments about the likely application of the tax law to our situation, as well as with respect to other matters, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns and the outcomes of disputes with tax authorities. The ultimate resolution of these issues may take extended periods of time due to examinations by tax authorities and statutes of limitations. In addition, changes in our business, including acquisitions, changes in our international corporate structure, changes in the geographic location of business functions or assets, changes in the geographic mix and amount of income, as well as changes in our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income can affect the overall effective income tax rate.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, related to simplifications of employee share-based payment accounting. This pronouncement eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. The pronouncement also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. The pronouncement is effective for annual periods (and for interim periods within those annual periods) beginning after December 15, 2016. We are currently evaluating the timing and the impact of this new standard on our Consolidated Financial Statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Topic 825-10), which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The ASU also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments.
The requirements will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2017. We are currently evaluating the impact of this new standard on our Consolidated Financial Statements and related disclosures.

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in the ASU are designed to provide guidance and eliminate diversity in the accounting for derecognition of prepaid stored-value product liabilities. Typically, a prepaid stored-value product liability is to be derecognized when it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. This is when the likelihood of the product holder exercising its remaining rights becomes remote. This estimate shall be updated at the end of each period. The amendments in this ASU are effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the timing of adoption and impact of this new standard on our Consolidated Financial Statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. This new revenue standard, as amended by ASU 2015-14, is effective in the first quarter of fiscal year 2019. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in the new revenue standard on assessing whether an entity is a principal or agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance in the new revenue standard regarding an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectibility, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These pronouncements have the same effective date as the new revenue standard. While we are currently evaluating the method of adoption and the impact of the new revenue standard, as amended, on our Consolidated Financial Statements and related disclosures, we believe the adoption of the new standard may have a significant impact on the accounting for certain transactions with multiple elements or “bundled” arrangements (for example, sales of online-enabled games for which we do not have VSOE for unspecified future updates) because the requirement to have VSOE for undelivered elements under current accounting standards is eliminated under the new standard. Accordingly, we may be required to recognize as revenue a portion of the sales price upon delivery of the software, as compared to the current requirement of recognizing the entire sales price ratably over an estimated offering period. While we are still evaluating the total impact of the new revenue standard, as amended, we believe adoption of this new standard will have a material impact on our Consolidated Financial Statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. We are currently evaluating the timing of adoption and impact of this new standard on our Consolidated Financial Statements and related disclosures.

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ended March 31, 2016 contained 53 weeks and ended on April 2, 2016. Our results of operations for the fiscal years ended March 31, 2015 and 2014 each contained 52 weeks and ended on March 28, 2015 and March 29, 2014, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month-end.

Net Revenue
Net revenue consists of sales generated from (1) video games sold as packaged goods or as digital downloads and designed for play on consoles (such as the PlayStation from Sony and the Xbox from Microsoft) and PCs, (2) video games for mobile phones and tablets, (3) separate software products and content and online game services associated with these products, (4) licensing our game software to third parties, (5) allowing other companies to manufacture and sell our products in conjunction with other products, and (6) advertisements on our online web pages and in our games.

Comparison of Fiscal Year 2016 to Fiscal Year 2015
Net Revenue
For fiscal year 2016, net revenue was $4,396 million and decreased $119 million, or 3 percent, as compared to fiscal year 2015. This decrease was driven by a $757 million decrease in revenue primarily from Titanfall, and the Battlefield and FIFA World Cup franchises. This decrease was partially offset by a $638 million increase in revenue primarily from the Star Wars, Madden NFL and SimCity franchises.

Net Revenue by Product Revenue and Service and Other Revenue

Our net revenue by product revenue and service and other revenue for fiscal years 2016 and 2015 was as follows (in millions):

	Year Ended March 31,
	2016	2015	$ Change	% Change
Net revenue:
Product	$2,497	$2,568	$(71)	(3)%
Service and other	1,899	1,947	(48)	(2)%
Total net revenue	$4,396	$4,515	$(119)	(3)%

Product Revenue

For fiscal year 2016, product revenue was $2,497 million, primarily driven by FIFA 16, FIFA 15 and Star Wars Battlefront. Product revenue decreased $71 million, as compared to fiscal year 2015. This decrease was driven by a $434 million decrease primarily from the Need for Speed, Battlefield and FIFA World Cup franchises. This decrease was partially offset by a $363 million increase primarily from Star Wars Battlefront and Dragon Age: Inquisition.

Service and Other Revenue

For fiscal year 2016, service and other revenue was $1,899 million, primarily driven by FIFA Ultimate Team and Star Wars: The Old Republic. Service and other revenue for fiscal year 2016 decreased $48 million, or 2 percent, as compared to fiscal year 2015. This decrease was driven by a $421 million decrease primarily from Titanfall and Battlefield 4 Premium. This decrease was partially offset by a $373 million increase primarily from the Madden NFL franchise, Need for Speed 2015 and SimCity BuildIt.

Cost of Revenue

Cost of revenue for fiscal years 2016 and 2015 was as follows (in millions):

	March 31, 2016	% of Related Net Revenue	March 31, 2015	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$938	37.6%	$1,028	40.0%	(8.8)%	(2.4)%
Service and other	416	21.9%	401	20.6%	3.7%	1.3%
Total cost of revenue	$1,354	30.8%	$1,429	31.7%	(5.2)%	(0.9)%

Cost of Product Revenue

Cost of product revenue consists of (1) inventory costs, (2) certain royalty expenses for celebrities, professional sports, movie studios and other organizations, and independent software developers, (3) manufacturing royalties, net of volume discounts and other vendor reimbursements, (4) expenses for defective products, (5) write-offs of post launch prepaid royalty costs and losses on previously unrecognized licensed intellectual property commitments, (6) amortization of certain intangible assets,
(7) personnel-related costs, and (8) warehousing and distribution costs. We generally recognize volume discounts when they are earned from the manufacturer (typically in connection with the achievement of unit-based milestones); whereas other vendor reimbursements are generally recognized as the related revenue is recognized.

Cost of product revenue decreased by $90 million, or 8.8 percent in fiscal year 2016, as compared to fiscal year 2015. Cost of product revenue decreased primarily due to a loss of $122 million on previously unrecognized licensed intellectual property commitment recognized during fiscal year 2015. Excluding the impact of the $122 million loss, cost of product revenue increased $32 million, or 4 percent, primarily due to an increase in royalty costs driven by Star Wars Battlefront, which was launched during the third quarter of fiscal year 2016, with no comparable royalty-bearing title launched during fiscal year 2015.

Cost of Service and Other Revenue

Cost of service and other revenue consists primarily of (1) royalty costs, (2) data center, bandwidth and server costs associated with hosting our online games and websites, (3) inventory costs, (4) platform processing fees from operating our website-based games on third party platforms, and (5) credit card fees associated with our service revenue.

Cost of service and other revenue increased by $15 million, or 3.7 percent in fiscal year 2016, as compared to fiscal year 2015. The increase was primarily due to an increase in inventory costs due to the launch of Need for Speed 2015 during fiscal year 2016, offset by a decrease in inventory costs due to Titanfall, launched for the Xbox 360 during fiscal year 2015.

Total Cost of Revenue as a Percentage of Total Net Revenue
During the fiscal year ended March 31, 2016, total cost of revenue as a percentage of total net revenue remained relatively consistent as compared to the fiscal year ended March 31, 2015.
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
Research and development expenses for fiscal years 2016 and 2015 were as follows (in millions):

March 31, 2016	% of Net Revenue	March 31, 2015	% of Net Revenue	$ Change	% Change
$1,109	25%	$1,094	24%	$15	1%
Research and development expenses increased by $15 million, or 1 percent, in fiscal year 2016, as compared to fiscal year 2015. Excluding the estimated $70 million positive impact of foreign currency exchange rates, we estimate that research and development would have increased by $85 million. This $85 million increase on a constant currency basis was primarily due to

(1) a $44 million increase in personnel-related costs primarily resulting from higher payroll taxes, the fiscal year 2016 containing 53 weeks as compared to 52 weeks in fiscal year 2015, and annual salary increases, (2) a $22 million increase in contracted services, primarily related to the Titanfall and UFC franchises, and Unravel, during fiscal year 2016, as compared to the same period in the prior fiscal year, and (3) a $21 million increase in stock-based compensation.
Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for fiscal years 2016 and 2015 were as follows (in millions):

March 31, 2016	% of Net Revenue	March 31, 2015	% of Net Revenue	$ Change	% Change
$622	14%	$647	14%	$(25)	(4)%
Marketing and sales expenses decreased by $25 million, or 4 percent, in fiscal year 2016, as compared to fiscal year 2015. Excluding the estimated $25 million positive impact of foreign currency exchange rates, marketing and sales expense remained consistent during the fiscal year ended March 31, 2016 as compared to the fiscal year ended March 31, 2016.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology (“IT”), related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for fiscal years 2016 and 2015 were as follows (in millions):

March 31, 2016	% of Net Revenue	March 31, 2015	% of Net Revenue	$ Change	% Change
$406	9%	$386	9%	$20	5%
General and administrative expenses increased by $20 million, or 5 percent, in fiscal year 2016, as compared to fiscal year 2015. Excluding the estimated $19 million positive impact of foreign currency exchange rates, general and administrative expenses would have increased by $39 million. This $39 million increase on a constant currency basis was primarily due to (1) a $18 million increase in facilities-related expenses, (2) a $18 million increase in personnel-related costs primarily resulting from higher payroll taxes, the fiscal year 2016 containing 53 weeks as compared to 52 weeks in fiscal year 2015, and annual salary increases, (3) a $10 million increase in stock-based compensation. This was partially offset by a $6 million decrease in litigation matters during fiscal year 2016 as compared to fiscal year 2015.

Income Taxes
Provision for (benefit from) income taxes for fiscal years 2016 and 2015 was as follows (in millions):

March 31, 2016	Effective Tax Rate	March 31, 2015	Effective Tax Rate
$(279)	(31.8)%	$50	5.4%
From the third quarter of fiscal year 2009 to the third quarter of fiscal year 2016, we maintained a 100% valuation allowance against most of our U.S. deferred tax assets because there was insufficient positive evidence to overcome the existing negative evidence such that it was not more likely than not that the U.S. deferred tax assets were realizable. While we reported U.S. pre-tax income in fiscal year 2015, because we reported U.S. pre-tax losses during the previous seven fiscal years, as well as in the second and third quarters of fiscal year 2016, we continued to maintain the 100% valuation allowance through the third quarter of fiscal year 2016.
In the fourth quarter of fiscal year 2016, we realized significant U.S. pre-tax income for both the fourth quarter and the fiscal year ended March 31, 2016. As of March 31, 2016, we had reported positive operating performance in the U.S. for two consecutive fiscal years and had also reported a cumulative three-year U.S. pre-tax profit. In addition, during the fourth quarter of fiscal year 2016, we completed our financial plan for fiscal year 2017 and expect continued positive operating performance in the U.S. We also considered forecasts of future taxable income and evaluated the utilization of tax credit carryforwards prior to their expiration. After considering these factors, we determined that the positive evidence overcame any negative evidence and concluded that it was more likely than not that the U.S. deferred tax assets were realizable. As a result, we released the valuation allowance against all of the U.S. federal deferred tax assets and a portion of the U.S. state deferred tax assets during the fourth quarter of fiscal year 2016. Accordingly, we recorded a $453 million income tax benefit in fiscal year 2016 for the reversal of a significant portion of our deferred tax valuation allowance.
Our effective tax rate for fiscal year 2016 was a tax benefit of 31.8 percent, primarily due to the reversal of the U.S. deferred tax valuation allowance. Excluding the impact of the reversal of the valuation allowance, our effective tax rate for fiscal year 2016 would have been 19.8 percent, which differs from the statutory rate of 35.0 percent primarily due to non-U.S. profits subject to a reduced or zero tax rates.
Our effective tax rate for the fiscal year 2015 differs from the statutory rate of 35.0 percent as a result of the utilization of U.S. deferred tax assets subject to a valuation allowance and tax benefits related to the expiration of statutes of limitations and the resolution of examinations by taxing authorities.
Prior to fiscal year 2016, our effective income tax rates have been significantly affected by the U.S. valuation allowance. As a result of the release of the valuation allowance in fiscal year 2016, we do not anticipate that our effective income tax rates for fiscal year 2017 and future periods will be as significantly affected by changes in our deferred tax valuation allowance as they were prior to fiscal year 2017. Our effective income tax rates for fiscal year 2017 and future periods will continue to depend on a variety of factors, including changes in the deferred tax valuation allowance, changes in our business such as acquisitions and intercompany transactions, changes in our international structure, changes in the geographic location of business functions or assets, changes in the geographic mix of income, changes in or termination of our agreements with tax authorities, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We incur certain tax expenses that do not decline proportionately with declines in our pre-tax consolidated income or loss. As a result, in absolute dollar terms, our tax expense will have a greater influence on our effective tax rate at lower levels of pre-tax income or loss than at higher levels. In addition, at lower levels of pre-tax income or loss, our effective tax rate will be more volatile.
Historically, we have considered all undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. taxes have been provided thereon. During the fourth quarter of fiscal year 2016, we issued the Senior Notes and announced a $500 million stock repurchase program. In light of these future obligations, we reevaluated our intent to indefinitely reinvest all earnings of foreign subsidiary companies, and concluded that a portion of earnings of certain subsidiaries will no longer be considered to be indefinitely reinvested. As a result, we have recognized a deferred tax liability of $43 million for U.S. income taxes with respect to such earnings. We currently intend to continue to indefinitely reinvest a substantial majority of the undistributed earnings of our foreign subsidiaries outside of the United States.

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

Net Revenue by Product Revenue and Service and Other Revenue

Our net revenue by product revenue and service and other revenue for fiscal years 2015 and 2014 was as follows (in millions):

	Year Ended March 31,
	2015	2014	$ Change	% Change
Net revenue:
Product	$2,568	$2,134	$434	20%
Service and other	1,947	1,441	506	35%
Total net revenue	$4,515	$3,575	$940	26%

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

Cost of Product Revenue

Cost of product revenue decreased by $4 million, or 0.4 percent in fiscal year 2015, as compared to fiscal year 2014. Cost of product revenue decreased primarily due to an increase of digital product offerings (which have a lower average cost than our packaged goods and other product net revenue) during fiscal year 2015, as compared to the fiscal year 2014, partially offset by a loss of $122 million on a previously unrecognized licensed intellectual property commitment recognized during the three months ended June 30, 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

	As of March 31,		Increase
(In millions)	2016	2015
Cash and cash equivalents	$2,493	$2,068	$425
Short-term investments	1,341	953	388
Total	$3,834	$3,021	$813
Percentage of total assets	54%	49%
	Year Ended March 31,		Change
(In millions)	2016	2015
Cash provided by operating activities	$1,223	$1,067	$156
Cash used in investing activities	(484)	(470)	(14)
Cash used in financing activities	(306)	(255)	(51)
Effect of foreign exchange on cash and cash equivalents	(8)	(56)	48
Net increase in cash and cash equivalents	$425	$286	$139
Changes in Cash Flow
Operating Activities. Cash provided by operating activities increased $156 million during fiscal year 2016 as compared to fiscal year 2015. The increase was driven by a $281 million increase in net income, partially offset by the settlement of noncurrent operating obligations.
Investing Activities. Cash used in investing activities increased $14 million during fiscal year 2016 as compared to fiscal year 2015 primarily driven by a $230 million increase in purchases of short-term investments. This was partially offset by a $214 million increase in proceeds from the sales and maturities of short-term investment during the fiscal year ended March 31, 2016 as compared to the fiscal year ended March 31, 2015.
Financing Activities. Cash used in financing activities increased $51 million during fiscal year 2016 as compared to fiscal year 2015 due to a $681 million increase in repurchases of shares of our common stock mainly driven by the repurchase program authorized in February 2016, and $470 million of repayments of our Convertible Notes in connection with conversions of the Convertible Notes prior to maturity. This was offset by (1) $989 million net proceeds from the issuance of Senior Notes during February 2016, (2) a $64 million increase in excess tax benefit from stock-based compensation recognized, and (3) a $47 million increase in proceeds from the exercise of stock options and ESPP.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of March 31, 2016, our short-term investments had gross unrealized gains of $2 million, or less than 1 percent of the total in short-term investments, and gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

Convertible Notes and Convertible Note Hedge
In July 2011, we issued $632.5 million aggregate principal amount of 0.75% Convertible Senior Notes due 2016 (the “Convertible Notes”), of which $163 million aggregate principal amount remained outstanding as of March 31, 2016. The Convertible Notes will mature on July 15, 2016, unless purchased earlier or converted in accordance with their terms prior to such date.
The Convertible Notes are convertible at the option of the holder through July 13, 2016. During fiscal year 2016, approximately $497 million principal value of the Convertible Notes were converted by holders thereof. During fiscal year 2016, we repaid $470 million principal balance of the Convertible Notes and issued approximately 7.8 million shares of common stock to noteholders with a fair value of $518 million, resulting in a loss on extinguishment of $10 million. We also received and cancelled approximately 7.8 million shares of common stock from the exercise of the Convertible Note Hedge during fiscal year 2016.

Subsequent to the fiscal year ended March 31, 2016 and through May 23, 2016, we received an immaterial amount of conversion requests for the Convertible Notes. During the quarter ending June 30, 2016, we expect to settle conversion requests with $27 million in cash and a number of shares of our common stock equal in value to the excess conversion value. Based on the closing price of our common stock of $65.92 at the end of the fiscal year ended March 31, 2016, approximately 0.4 million shares of our common stock would be issuable to converting holders. The actual amount of shares issuable upon conversion will be determined based upon the market price of our common stock during an observation period following any conversion.
Warrants
We have outstanding Warrants with independent third parties to acquire up to 19.9 million shares of our common stock (which is also equal to the number of shares of our common stock that notionally underlie the Convertible Notes), with a strike price of $41.14. The Warrants have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock exceeds $41.14 on or prior to the expiration date of the Warrants. The Warrants automatically exercises over a 60 trading day period beginning on October 17, 2016. Based on the closing price of our common stock of $65.92 at the end of the fiscal year ended March 31, 2016, approximately 7.5 million shares of our common stock would be issuable to Warrant holders. The actual amount of shares issuable upon exercise will be determined based upon the market price of our common stock during the 60 day trading period beginning on October 17, 2016.
See Note 12 - Financing Arrangements to the Consolidated Financial Statements as it relates to the Convertibles Notes, the Convertible Note Hedge and Warrants, which is incorporated by reference into this Item 7.
Senior Notes
In February 2016, we issued $600 million aggregate principal amount of 3.70% Senior Notes due March 1, 2021 (the “2021 Notes”) and $400 million aggregate principal amount of 4.80% Senior Notes due March 1, 2026 (the “2026 Notes,” and together with the 2021 Notes, the “Senior Notes”). We used the net proceeds of $989 million for general corporate purposes, including the payment of amounts due upon conversion of our Convertible Notes and the repurchase of our common stock, including under the $500 million stock repurchase program approved in February 2016. The effective interest rate was 3.94% for the 2021 Notes and 4.97% for the 2026 Notes. Interest is payable semiannually in arrears, on March 1 and September 1 of each year, beginning on September 1, 2016. See Note 12 - Financing Arrangements to the Consolidated Financial Statements in this Form 10-K as it relates to our Senior Notes, which is incorporated by reference into this Item 7.
Credit Facility
In March 19, 2015, we entered into a $500 million senior unsecured revolving credit facility with a syndicate of banks. As of March 31, 2016, no amounts were outstanding under the credit facility. See Note 12 - Financing Arrangements to the Consolidated Financial Statements in this Form 10-K as it relates to our credit facility, which is incorporated by reference into this Item 7.
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
As of March 31, 2016, approximately $2 billion of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we may be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
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
During fiscal year 2016, we repurchased approximately 1.0 million shares for approximately $57 million under the May 2014 program and we repurchased approximately 6.9 million shares for approximately $461 million under the May 2015 program. We continue to actively repurchase shares under the May 2015 program.
In February 2016, we announced a new $500 million stock repurchase program. This new program was incremental to the existing two-year $1 billion stock repurchase program announced in May 2015. We completed repurchases under the February 2016 program during the quarter ended March 31, 2016. We repurchased approximately 7.8 million shares for approximately $500 million under this new program.
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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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
Foreign Currency Exchange Rate Risk

Foreign Currency Exchange Rates. International sales are a fundamental part of our business, and the strengthening of the U.S dollar (particularly relative to the Euro, British pound sterling, Australian dollar, Chinese yuan and South Korea won) has a negative impact on our reported international net revenue, but a positive impact on our reported international operating expenses (particularly the Swedish krona and Canadian dollar) because these amounts are translated at lower rates as compared to periods in which the U.S. dollar is weaker. While we use foreign currency hedging contracts to mitigate some foreign currency exchange risk, these activities are limited in the protection that they provide us and can themselves result in losses. Foreign currency exchange rates had a negative impact on our reported net revenue during fiscal year 2016 as compared to fiscal year 2015, but the strengthening of the U.S. dollar had a positive impact on our reported operating expenses as a significant portion of those expenses are incurred outside the United States.
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
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of March 31, 2016, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $83 million and $167 million, respectively. As of March 31, 2016, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $27 million and $53 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially. See Note 4 - Derivative Financial Instruments to the Consolidated Financial Statements in this Form 10-K as it relates to our derivative financial instruments, which is incorporated by reference into this Item 7A.
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

As of March 31, 2016, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity.

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of March 31, 2016, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of March 31, 2016	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$744	$741	$737	$734	$730	$726	$723
U.S. Treasury securities	399	395	392	390	386	383	380
U.S. agency securities	171	170	169	167	167	166	165
Commercial paper	50	50	50	50	50	50	50
Total short-term investments	$1,364	$1,356	$1,348	$1,341	$1,333	$1,325	$1,318

Item 8:     Financial Statements and Supplementary Data

Other financial statement schedules have been omitted because the information called for in them is not required or has already been included in either the Consolidated Financial Statements or the Notes thereto.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)	March 31, 2016	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,493	$2,068
Short-term investments	1,341	953
Receivables, net of allowances of $159 and $140, respectively	233	362
Inventories	33	36
Deferred income taxes, net	—	54
Other current assets	254	247
Total current assets	4,354	3,720
Property and equipment, net	439	459
Goodwill	1,710	1,713
Acquisition-related intangibles, net	57	111
Deferred income taxes, net	387	13
Other assets	103	131
TOTAL ASSETS	$7,050	$6,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89	$68
Accrued and other current liabilities	710	794
0.75% convertible senior notes due 2016, net	161	602
Deferred net revenue (online-enabled games)	1,458	1,283
Total current liabilities	2,418	2,747
Senior notes, net	989	—
Income tax obligations	80	70
Deferred income taxes, net	2	80
Other liabilities	163	183
Total liabilities	3,652	3,080
Commitments and contingencies (See Note 13)
0.75% convertible senior notes due 2016 (See Note 12)	2	31
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 301 and 310 shares issued and outstanding, respectively	3	3
Additional paid-in capital	1,349	2,127
Retained earnings	2,060	904
Accumulated other comprehensive income (loss)	(16)	2
Total stockholders’ equity	3,396	3,036
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,050	$6,147
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(In millions, except per share data)	2016	2015	2014
Net revenue:
Product	$2,497	$2,568	$2,134
Service and other	1,899	1,947	1,441
Total net revenue	4,396	4,515	3,575
Cost of revenue:
Product	938	1,028	1,032
Service and other	416	401	315
Total cost of revenue	1,354	1,429	1,347
Gross profit	3,042	3,086	2,228
Operating expenses:
Research and development	1,109	1,094	1,125
Marketing and sales	622	647	680
General and administrative	406	386	410
Acquisition-related contingent consideration	—	(3)	(35)
Amortization of intangibles	7	14	16
Restructuring and other charges	—	—	(1)
Total operating expenses	2,144	2,138	2,195
Operating income	898	948	33
Interest and other income (expense), net	(21)	(23)	(26)
Income before provision for (benefit from) income taxes	877	925	7
Provision for (benefit from) income taxes	(279)	50	(1)
Net income	$1,156	$875	$8
Earnings per share:
Basic	$3.73	$2.81	$0.03
Diluted	$3.50	$2.69	$0.03
Number of shares used in computation:
Basic	310	311	308
Diluted	330	325	316
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended March 31,
(In millions)	2016	2015	2014
Net income	$1,156	$875	$8
Other comprehensive income (loss), net of tax:
Change in unrealized net gains and losses on available-for-sale securities	4	1	—
Reclassification adjustment for net realized gains and losses on available-for-sale securities	—	—	—
Change in unrealized net gains and losses on derivative instruments	5	20	(19)
Reclassification adjustment for net realized gains and losses on derivative instruments	(12)	11	9
Foreign currency translation adjustments	(15)	(67)	(22)
Total other comprehensive loss, net of tax	(18)	(35)	(32)
Total comprehensive income (loss)	$1,138	$840	$(24)

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, share data in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2013	302,164	$3	$2,174	$21	$69	$2,267
Total comprehensive income (loss)	—	—	—	8	(32)	(24)
Issuance of common stock	9,278	—	16	—	—	16
Stock-based compensation	—	—	150	—	—	150
Tax benefit from stock-based compensation	—	—	13	—	—	13
Balances as of March 31, 2014	311,442	3	2,353	29	37	2,422
Total comprehensive income (loss)	—	—	—	875	(35)	840
Issuance of common stock	6,508	—	(24)	—	—	(24)
Reclassification of equity component of convertible notes	—	—	(31)	—	—	(31)
Repurchase and retirement of common stock	(8,269)	—	(337)	—	—	(337)
Stock-based compensation	—	—	144	—	—	144
Tax benefit from stock-based compensation	—	—	22	—	—	22
Balances as of March 31, 2015	309,681	3	2,127	904	2	3,036
Total comprehensive income (loss)	—	—	—	1,156	(18)	1,138
Issuance of common stock	6,645	—	(49)	—	—	(49)
Reclassification of equity component of convertible notes	—	—	29	—	—	29
Settlement of convertible notes	7,823	—	(1)	—	—	(1)
Exercise of convertible note hedge	(7,823)	—	—	—	—	—
Repurchase and retirement of common stock	(15,724)	—	(1,018)	—	—	(1,018)
Stock-based compensation	—	—	178	—	—	178
Tax benefit from stock-based compensation	—	—	83	—	—	83
Balances as of March 31, 2016	300,602	$3	$1,349	$2,060	$(16)	$3,396
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In millions)	2016	2015	2014
OPERATING ACTIVITIES
Net income	$1,156	$875	$8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	197	220	227
Loss on conversion of convertible notes	10	—	—
Stock-based compensation	178	144	150
Acquisition-related contingent consideration	—	(3)	(35)
Net losses on investments	—	—	2
Change in assets and liabilities:
Receivables, net	127	(54)	(12)
Inventories	3	19	(13)
Other assets	19	87	(56)
Accounts payable	13	(46)	(18)
Accrued and other liabilities	(252)	31	(3)
Deferred income taxes, net	(403)	1	16
Deferred net revenue (online-enabled games)	175	(207)	446
Net cash provided by operating activities	1,223	1,067	712
INVESTING ACTIVITIES
Capital expenditures	(93)	(95)	(97)
Proceeds from maturities and sales of short-term investments	941	727	401
Purchase of short-term investments	(1,332)	(1,102)	(600)
Acquisition of subsidiaries, net of cash acquired	—	—	(5)
Net cash used in investing activities	(484)	(470)	(301)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes, net of issuance costs	989	—	—
Payment of convertible notes	(470)	—	—
Proceeds from issuance of common stock	107	60	77
Excess tax benefit from stock-based compensation	86	22	13
Repurchase and retirement of common stock	(1,018)	(337)	—
Acquisition-related contingent consideration payment	—	—	(1)
Net cash provided by (used in) financing activities	(306)	(255)	89
Effect of foreign exchange on cash and cash equivalents	(8)	(56)	(10)
Increase in cash and cash equivalents	425	286	490
Beginning cash and cash equivalents	2,068	1,782	1,292
Ending cash and cash equivalents	$2,493	$2,068	$1,782
Supplemental cash flow information:
Cash paid during the year for income taxes, net	$35	$2	$29
Cash paid during the year for interest	$4	$6	$6
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We are a global leader in digital interactive entertainment. We develop, market, publish and distribute games, content and services that can be played by consumers on a variety of platforms, which include consoles (such as the PlayStation from Sony, and the Xbox from Microsoft), PCs, mobile phones and tablets. Some of our games are based on our wholly-owned intellectual property (e.g., Battlefield, Mass Effect, Need for Speed, The Sims and Plants vs. Zombies), and some of our games leverage content that we license from others (e.g., FIFA, Madden NFL and Star Wars). We also publish and distribute games developed by third parties (e.g., Titanfall). Our products and services may be purchased through multiple distribution channels, including physical and online retailers, platform providers such as console manufacturers, providers of free-to-download PC games, mobile carriers and directly through Origin, our own digital distribution platform.
A summary of our significant accounting policies applied in the preparation of our Consolidated Financial Statements follows:
Consolidation
The accompanying Consolidated Financial Statements include the accounts of Electronic Arts Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2016 contained 53 weeks and ended on April 2, 2016. Our results of operations for the fiscal year ended March 31, 2015 and 2014 contained 52 weeks each and ended on March 28, 2015 and March 29, 2014, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
Unrealized gains and losses on our short-term investments are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity, net of tax, until either (1) the security is sold, (2) the security has matured, or (3) we determine that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. Realized gains and losses on our short-term investments are calculated based on the specific identification method and are reclassified from accumulated other comprehensive income (loss) to interest and other income (expense), net, or gains on strategic investments, net. Determining whether a decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold.

Our short-term investments are evaluated for impairment quarterly. We consider various factors in determining whether we should recognize an impairment charge, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and any contractual terms impacting the prepayment or settlement process. If we conclude that an investment is other-than-temporarily impaired, we recognize an impairment charge at that time in our Consolidated Statements of Operations. Based on our evaluation, we did not consider any of our investments to be other-than-temporarily impaired as of March 31, 2016 and 2015.
Inventories
Inventories consist of materials (including manufacturing royalties paid to console manufacturers), labor and freight-in and are stated at the lower of cost (using the weighted average costing method) or net realizable value. We regularly review inventory quantities on-hand. We write down inventory based on excess or obsolete inventories determined primarily by future anticipated demand for our products. Inventory write-downs are measured as the difference between the cost of the inventory and market value, based upon assumptions about future demand that are inherently difficult to assess. At the point of a loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established basis.
Property and Equipment, Net
Property and equipment, net, are stated at cost. Depreciation is calculated using the straight-line method over the following useful lives:

Buildings	20 to 25 years
Computer equipment and software	3 to 6 years
Equipment, furniture and fixtures, and other	3 to 5 years
Leasehold improvements	Lesser of the lease term or the estimated useful lives of the improvements, generally 1 to 10 years
We capitalize costs associated with internal-use software development once a project has reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the software, and payroll and payroll-related expenses for employees who are directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. The net book value of capitalized costs associated with internal-use software was $55 million and $62 million as of March 31, 2016 and 2015, respectively. Once the internal-use software is ready for its intended use, the assets are depreciated on a straight-line basis over each asset’s estimated useful life, which is generally three years.
Acquisition-Related Intangibles and Other Long-Lived Assets
We record acquisition-related intangible assets, such as developed and core technology, in connection with business combinations. We amortize the cost of acquisition-related intangible assets that have finite useful lives on a straight-line basis over the lesser of their estimated useful lives or the agreement terms, typically from two to fourteen years. We evaluate acquisition-related intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset group. This includes assumptions about future prospects for the business that the asset relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our Consolidated Balance Sheets to reflect its estimated fair value. When we consider such assets to be impaired, the amount of impairment we recognize is measured by the amount by which the carrying amount of the asset exceeds its fair value. There were no material impairments in fiscal years 2016, 2015, and 2014.

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
During the fiscal years ended March 31, 2016, 2015 and 2014, we completed our annual goodwill impairment testing in the fourth quarter of each year and did not recognize any impairment charges.
Revenue Recognition, Sales Returns and Allowances, and Bad Debt Reserves
We derive revenue principally from sales of interactive software games, and related content (e.g., micro-transactions) and services on consoles (such as the PlayStation from Sony and the Xbox from Microsoft), PCs, mobile phones and tablets. We evaluate revenue recognition based on the criteria set forth in FASB Accounting Standards Codification (“ASC”) 605, Revenue Recognition and ASC 985-605, Software: Revenue Recognition. We classify our revenue as either product revenue or service and other revenue.
Product revenue. Our product revenue includes revenue associated with the sale of software games or related content, whether delivered via a physical disc (e.g., packaged goods) or delivered digitally (e.g., full-game downloads, extra-content), and licensing of game software to third-parties. Product revenue also includes revenue from mobile full game downloads that do not require our hosting support (e.g., premium mobile games) in order to utilize the game or related content (i.e. can be played with or without an Internet connection), and sales of tangible products such as hardware, peripherals, or collectors’ items.

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

Online-Enabled Games

The majority of our software games and related content have online connectivity whereby a consumer may be able to download unspecified content or updates on a when-and-if-available basis (“unspecified updates”) for use with the original game software. In addition, we may also offer an online matchmaking service that permits consumers to play against each other via the Internet without a separate fee. U.S. GAAP requires us to account for the consumer’s right to receive unspecified updates or the matchmaking service for no additional fee as a “bundled” sale, or multiple-element arrangement.

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
Other Multiple-Element Arrangements
In some of our multiple-element arrangements, we sell tangible products with software and/or software-related offerings. These tangible products are generally either peripherals or ancillary collectors’ items, such as figurines and comic books. Revenue for these arrangements is allocated to each separate unit of accounting for each deliverable using the relative selling prices of each deliverable in the arrangement based on the selling price hierarchy described below. If the arrangement contains more than one software deliverable, the arrangement consideration is allocated to the software deliverables as a group and then allocated to each software deliverable.

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
Principal Agent Considerations
We evaluate sales of our interactive software games via third party storefronts, including digital storefronts such as Microsoft’s Xbox Games Store, Sony PSN, Apple App Store, and Google Play, in order to determine whether or not we are acting as the primary obligor in the sale to the end consumer, which we consider in determining if revenue should be reported gross or net of fees retained by the storefront. Key indicators that we evaluate in determining gross versus net treatment include but are not limited to the following:

•	The party responsible for delivery/fulfillment of the product or service to the end consumer

•	The party responsible for the billing, collection of fees and refunds to the consumer

•	The storefront and Terms of Sale that govern the consumer’s purchase of the product or service

•	The party that sets the pricing with the consumer and has credit risk
Based on evaluation of the above indicators, we have determined that generally the third party is considered the primary obligor to end consumers for the sale of our interactive software games. We therefore report revenue related to these arrangements net of the fees retained by the storefront.

Sales Returns and Allowances and Bad Debt Reserves

We reduce revenue for estimated future returns and price protection which may occur with our distributors and retailers (“channel partners”). Price protection represents our practice to provide our channel partners with a credit allowance to lower their wholesale price on a particular product that they have not resold to end consumers. The amount of the price protection is generally the difference between the old wholesale price and the new reduced wholesale price. In certain countries for our PC and console packaged goods software products, we also have a practice of allowing channel partners to return older software products in the channel in exchange for a credit allowance. As a general practice, we do not give cash refunds.
Taxes Collected from Customers and Remitted to Governmental Authorities
Taxes assessed by a government authority that are both imposed on and concurrent with specific revenue transactions between us and our customers are presented on a net basis in our Consolidated Statements of Operations.
Concentration of Credit Risk, Significant Customers, Franchises and Channel Partners
We extend credit to various retailers and channel partners. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. Although we generally do not require collateral, we perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. Invoices are aged based on contractual terms with our customers. The provision for doubtful accounts is recorded as a charge to general and administrative expense when a potential loss is identified. Losses are written off against the allowance when the receivable is determined to be uncollectible. At March 31, 2016, we had two customers who accounted for approximately 26 percent and 24 percent of our consolidated gross receivables. At March 31, 2015, we had two customers who accounted for 26 percent and 10 percent of our consolidated gross receivables.

A majority of our sales are made to major retailers, distributors, and digital resellers. During the fiscal year ended March 31, 2016, approximately 62 percent of our net revenue was derived from our top ten customers. Though our products and services are available to consumers through a variety of retailers and directly through us, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more retailers or distributors significantly reduced their purchases or ceased to carry our products and services, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy.

A significant portion of our revenue has historically been derived from games and services based on a few popular franchises. For example, in fiscal year 2016, net revenue generated from the sale of products and services associated with our three largest franchises accounted for approximately 55 percent of our net revenue.

Currently, a majority of our revenue is derived through sales of products and services on hardware consoles from Sony and Microsoft. For the fiscal years ended March 31, 2016, 2015 and 2014, our net revenue for products and services on Sony’s PlayStation 3 and 4, and Microsoft’s Xbox 360 and One consoles (combined across all four platforms) was 67 percent, 66 percent, and 55 percent, respectively. These platform partners have significant influence over the products and services that we offer on their platforms. Our agreements with Sony and Microsoft typically give significant control to them over the approval, manufacturing and distribution of our products and services, which could, in certain circumstances, leave us unable to get our products and services approved, manufactured and provided to customers.
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
We are also reimbursed by our vendors for certain advertising costs incurred by us that benefit our vendors. Such amounts are recognized as a reduction of marketing and sales expense if the advertising (1) is specific to the vendor, (2) represents an identifiable benefit to us, and (3) represents an incremental cost to us. Otherwise, vendor reimbursements are recognized as a reduction of the cost incurred with the same vendor. Vendor reimbursements of advertising costs of $51 million, $43 million, and $66 million reduced marketing and sales expense for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. For the fiscal years ended March 31, 2016, 2015 and 2014, advertising expense, net of vendor reimbursements, totaled approximately $240 million, $228 million, and $217 million, respectively.
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
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Net foreign currency transaction gains (losses) of $(14) million, $(62) million, and $4 million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively, are included in interest and other income (expense), net, in our Consolidated Statements of Operations. These net foreign currency transaction gains (losses) are partially offset by net gains (losses) on our foreign currency forward contracts of $15 million, $59 million, and $(5) million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. See Note 4 for additional information on our foreign currency forward contracts.
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
Recently Adopted Accounting Standards
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 835-30), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. In August 2015, the FASB issued ASU 2015-15, which clarified that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. We early adopted ASU 2015-03 in the fourth quarter of fiscal year 2016 and reclassified $9 million of debt issuance costs as a contra-liability at March 31, 2016. We assessed the impact on prior periods in accordance with the retrospective application requirement and determined that debt issuance costs were immaterial at March 31, 2015, thus no adjustments were made to March 31, 2015 balance sheet.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), which requires entities to measure inventory at the lower of cost or net realizable value. Current guidance requires inventory to be measured at the lower of cost or market, with market defined as replacement cost, net realizable value, or net realizable value less a normal profit margin. This ASU simplifies the subsequent measurement of inventory by replacing the lower of cost or market test with a lower of cost or net realizable value test. We early adopted ASU 2015-11 in the fourth quarter of fiscal year 2016. The adoption did not have an impact on our Consolidated Financial Statements.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740). The amendments in this ASU require that all deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. We early adopted ASU 2015-07 in the fourth quarter of fiscal year 2016 and elected prospective application. As a result of the adoption, we reclassified $53 million of deferred tax assets from current to noncurrent at March 31, 2016. As this ASU only impacted presentation, it did not have an impact on our net financial position, results of operations, or cash flows.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, related to simplifications of employee share-based payment accounting. This pronouncement eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. The pronouncement also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. The pronouncement is effective for annual periods (and for interim periods within those annual periods) beginning after December 15, 2016. We are currently evaluating the timing and the impact of this new standard on our Consolidated Financial Statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Topic 825-10), which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The ASU also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments.
The requirements will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2017. We are currently evaluating the impact of this new standard on our Consolidated Financial Statements and related disclosures.
In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in the ASU are designed to provide guidance and eliminate diversity in the accounting for derecognition of prepaid stored-value product liabilities. Typically, a prepaid stored-value product liability is to be derecognized when it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. This is when the likelihood of the product holder exercising its remaining rights becomes remote. This estimate shall be updated at the end of each period. The amendments in this ASU are effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the timing of adoption and impact of this new standard on our Consolidated Financial Statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. This new revenue standard, as amended by ASU 2015-14, is effective in the first quarter of fiscal year 2019. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance in the new revenue standard regarding an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. which amends the guidance in the new revenue standard on collectibility, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. While we are currently evaluating the method of adoption and the impact of the new revenue standard, as amended, on our Consolidated Financial Statements and related disclosures, we believe the adoption of the new standard may have a significant impact on the accounting for certain transactions with multiple elements or “bundled” arrangements (for example, sales of online-enabled games for which we do not have VSOE for unspecified future updates) because the requirement to have VSOE for undelivered elements under current accounting standards is eliminated under the new standard. Accordingly, we may be required to recognize as revenue a portion of the sales price upon delivery of the software, as compared to the current requirement of recognizing the entire sales price ratably over an estimated offering period. While we are still evaluating the total impact of the new revenue standard, as amended, we believe adoption of this new standard will have a material impact on our Consolidated Financial Statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. We are currently evaluating the timing of adoption and impact of this new standard on our Consolidated Financial Statements and related disclosures.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2016 and 2015, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2016	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$345	$345	$—	$—	Cash equivalents
Money market funds	143	143	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	745	—	745	—	Short-term investments and cash equivalents
U.S. Treasury securities	407	407	—	—	Short-term investments and cash equivalents
U.S. agency securities	170	—	170	—	Short-term investments and cash equivalents
Commercial paper	81	—	81	—	Short-term investments and cash equivalents
Foreign currency derivatives	16	—	16	—	Other current assets and other assets
Deferred compensation plan assets (a)	8	8	—	—	Other assets
Total assets at fair value	$1,915	$903	$1,012	$—
Liabilities
Foreign currency derivatives	10	—	10	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	9	9	—	—	Other liabilities
Total liabilities at fair value	$19	$9	$10	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2015	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$175	$175	$—	$—	Cash equivalents
Money market funds	7	7	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	468	—	468	—	Short-term investments and cash equivalents
U.S. Treasury securities	214	214	—	—	Short-term investments
U.S. agency securities	180	—	180	—	Short-term investments and cash equivalents
Commercial paper	140	—	140	—	Short-term investments and cash equivalents
Foreign currency derivatives	18	—	18	—	Other current assets
Deferred compensation plan assets (a)	9	9	—	—	Other assets
Total assets at fair value	$1,211	$405	$806	$—
Liabilities
Foreign currency derivatives	9	—	9	—	Accrued and other current liabilities
Deferred compensation plan liabilities (a)	9	9	—	—	Other liabilities
Total liabilities at fair value	$18	$9	$9	$—

(a)	The Deferred Compensation Plan assets consist of various mutual funds. See Note 15 for additional information regarding our Deferred Compensation Plan.
(3)  FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of March 31, 2016 and 2015, our cash and cash equivalents were $2,493 million and $2,068 million, respectively. Cash equivalents were valued at their carrying amounts as they approximate fair value due to the short maturities of these financial instruments.
Short-Term Investments
Short-term investments consisted of the following as of March 31, 2016 and 2015 (in millions):

	As of March 31, 2016				As of March 31, 2015
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$733	$1	$—	$734	$467	$—	$—	$467
U.S. Treasury securities	389	1	—	390	214	—	—	214
U.S. agency securities	167	—	—	167	161	1	—	162
Commercial paper	50	—	—	50	110	—	—	110
Short-term investments	$1,339	$2	$—	$1,341	$952	$1	$—	$953
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of March 31, 2016 and 2015 (in millions):

	As of March 31, 2016		As of March 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$571	$571	$417	$417
Due in 1-2 years	461	462	281	281
Due in 2-3 years	295	296	244	245
Due in 3-4 years	12	12	10	10
Short-term investments	$1,339	$1,341	$952	$953
(4)  DERIVATIVE FINANCIAL INSTRUMENTS
The assets or liabilities associated with our derivative instruments and hedging activities are recorded at fair value in other current assets/other assets, or accrued and other current liabilities/other liabilities, respectively, on our Consolidated Balance Sheets. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative instrument and whether it is designated and qualifies for hedge accounting.
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

Cash Flow Hedging Activities
Certain of our forward contracts are designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression analysis, as well as other timing and probability criteria. To qualify for hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The derivative assets or liabilities associated with our hedging activities are recorded at fair value in other current assets/other assets, or accrued and other current liabilities/other liabilities, respectively, on our Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income (loss) are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income (expense), net, in our Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to interest and other income (expense), net, in our Consolidated Statements of Operations.
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of March 31, 2016			As of March 31, 2015
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$148	$5	$1	$108	$—	$8
Forward contracts to sell	$685	$11	$9	$508	$18	$1
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Consolidated Statements of Operations for the fiscal year ended March 31, 2016 was a gain of $12 million and a loss of $11 million and $9 million for the fiscal years ended March 31, 2015 and 2014, respectively.
During fiscal years ended March 31, 2016, 2015 and 2014, we reclassified an immaterial amount of the ineffective portion of gains or losses resulting from changes in fair value into interest and other income (expense), net.
The amount excluded from the assessment of hedge effectiveness during fiscal years ended March 31, 2016, 2015 and 2014 and recognized in interest and other income (expense), net, was immaterial.
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of March 31, 2016			As of March 31, 2015
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$108	$—	$—	$99	$—	$—
Forward contracts to sell	$159	$—	$—	$173	$—	$—

The effect of foreign currency forward contracts not designated as hedging instruments in our Consolidated Statements of Operations for the fiscal years ended March 31, 2016, 2015 and 2014, was as follows (in millions):

	Statement of Operations Classification	Amount of Gain (Loss) Recognized in the Statement of Operations
		Year Ended March 31,
		2016	2015	2014
Foreign currency forward contracts not designated as hedging instruments	Interest and other income (expense), net	$16	$58	$(5)

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the fiscal years ended March 31, 2016, 2015 and 2014 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2013	$(4)	$—	$73	$69
Other comprehensive income (loss) before reclassifications	—	(19)	(22)	(41)
Amounts reclassified from accumulated other comprehensive income (loss)	—	9	—	9
Net current-period other comprehensive income (loss)	—	(10)	(22)	(32)
Balances as of March 31, 2014	$(4)	$(10)	$51	$37
Other comprehensive income (loss) before reclassifications	$1	$20	$(67)	$(46)
Amounts reclassified from accumulated other comprehensive income	—	11	—	11
Net current-period other comprehensive income (loss)	1	31	(67)	(35)
Balances as of March 31, 2015	(3)	21	(16)	2
Other comprehensive income (loss) before reclassifications	$4	$5	$(15)	$(6)
Amounts reclassified from accumulated other comprehensive income	—	(12)	—	(12)
Net current-period other comprehensive income (loss)	4	(7)	(15)	(18)
Balances as of March 31, 2016	1	14	(31)	(16)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the fiscal years ended March 31, 2016, 2015 and 2014 were as follows (in millions):

Statement of Operations Classification	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
	Year Ended March 31,
	2016	2015	2014
(Gains) losses on cash flow hedges from forward contracts
Net revenue	(23)	(2)	7
Research and development	11	13	2
Total amount reclassified, net of tax	$(12)	$11	$9

(6)  BUSINESS COMBINATIONS
There were no acquisitions during the fiscal years ended March 31, 2016 and 2015. During the fiscal year ended March 31, 2014, we completed one acquisition that did not have a significant impact on our Consolidated Financial Statements.

(7) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2016 are as follows (in millions):

	As of March 31, 2015	Activity	Effects of Foreign Currency Translation	As of March 31, 2016
Goodwill	$2,081	$—	$(3)	$2,078
Accumulated impairment	(368)	—	—	(368)
Total	$1,713	$—	$(3)	$1,710
The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2015 are as follows (in millions):

	As of March 31, 2014	Activity	Effects of Foreign Currency Translation	As of March 31, 2015
Goodwill	$2,091	$—	$(10)	$2,081
Accumulated impairment	(368)	—	—	(368)
Total	$1,723	$—	$(10)	$1,713
Acquisition-related intangibles, consisted of the following (in millions):

	As of March 31, 2016			As of March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$412	$(368)	$44	$531	$(439)	$92
Trade names and trademarks	106	(93)	13	130	(111)	19
Registered user base and other intangibles	5	(5)	—	87	(87)	—
Carrier contracts and related	85	(85)	—	85	(85)	—
Total	$608	$(551)	$57	$833	$(722)	$111

During fiscal year 2016, we retired $225 million gross carrying amount of fully-amortized intangible assets. Amortization of intangibles for the fiscal years ended March 31, 2016, 2015 and 2014 are classified in the Consolidated Statement of Operations as follows (in millions):

	Year Ended March 31,
	2016	2015	2014
Cost of service and other	$33	$36	$27
Cost of product	14	16	33
Operating expenses	7	14	16
Total	$54	$66	$76
Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from 2 to 14 years. As of March 31, 2016 and 2015, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 1.6 years and 2.8 years for each period, respectively.
As of March 31, 2016, future amortization of acquisition-related intangibles that will be recorded in the Consolidated Statement of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2017	38
2018	17
2019	2
Total	$57

(8) RESTRUCTURING AND OTHER CHARGES

Restructuring and other restructuring plan-related information as of March 31, 2016 was as follows (in millions):

	Fiscal 2011 Restructuring	Other Restructurings and Reorganization
	Other	Facilities- related	Other	Total
Balances as of March 31, 2013	$57	$4	$1	$62
Charges to operations	(2)	1	—	$(1)
Charges settled in cash	(8)	(3)	—	$(11)
Balances as of March 31, 2014	$47	$2	$1	$50
Charges to operations	—	—	—	$—
Charges settled in cash	(36)	(1)	(1)	$(38)
Balances as of March 31, 2015	$11	$1	$—	$12
Charges to operations	—	—	—	$—
Charges settled in cash	(11)	(1)	—	$(12)
Balances as of March 31, 2016	$—	$—	$—	$—
Fiscal 2011 Restructuring
In fiscal year 2011, we announced a plan focused on the restructuring of certain licensing and developer agreements in an effort to improve the long-term profitability of our packaged goods business. Under this plan, we amended certain licensing and developer agreements. To a much lesser extent, as part of this restructuring, we had workforce reductions and facilities closures through March 31, 2011. Substantially all of these exit activities were completed by March 31, 2011.
Since the inception of the fiscal 2011 restructuring plan through March 31, 2015, we have incurred charges of $172 million, consisting of (1) $129 million related to the amendment of certain licensing agreements and other intangible asset impairment costs, (2) $31 million related to the amendment of certain developer agreements, and (3) $12 million in employee-related expenses. We do not expect to incur any additional restructuring charges under this plan. As of March 31, 2016, we have settled all accruals under this restructuring plan.
Other Restructurings and Reorganization
We also engaged in various other restructurings and a reorganization based on management decisions made in fiscal years 2013 and 2009. We do not expect to incur any additional restructuring charges under these plans. Substantially all of the accruals under these restructuring plans have been settled by March 31, 2016.

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

Our contracts with some licensors include minimum guaranteed royalty payments, which are initially recorded as an asset and as a liability at the contractual amount when no performance remains with the licensor. When performance remains with the licensor, we record guarantee payments as an asset when actually paid and as a liability when incurred, rather than recording the asset and liability upon execution of the contract. Prepaid royalties are classified as current assets to the extent that such amounts will be recognized in our Consolidated Statements of Operations within the next 12 months. Royalty liabilities are classified as current liabilities to the extent such royalty payments are contractually due within the next 12 months.
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
During fiscal year 2016, we did not recognize any losses or impairment charges on royalty-based commitments. During the fiscal year 2015, we recognized a loss of $122 million on a previously unrecognized licensed intellectual property commitment. The $122 million loss related to the termination of certain rights we previously had to use a licensor’s intellectual property. In addition, because the loss will be paid in installments through March 2022, our accrued loss was computed using the effective interest method. We currently estimate recognizing in future periods through March 2022, approximately $22 million for the accretion of interest expense related to this obligation. This interest expense will be included in cost of revenue in our Consolidated Statement of Operations.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of March 31,
	2016	2015
Other current assets	$54	$70
Other assets	63	59
Royalty-related assets	$117	$129
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

	As of March 31,
	2016	2015
Accrued royalties	$159	$119
Other liabilities	118	131
Royalty-related liabilities	$277	$250
As of March 31, 2016, we were committed to pay approximately $1,460 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Consolidated Financial Statements. See Note 13 for further information on our developer and licensor commitments.

(10)  BALANCE SHEET DETAILS
Inventories
Inventories as of March 31, 2016 and 2015 consisted of (in millions):

	As of March 31,
	2016	2015
Finished goods	$32	$35
Raw materials and work in process	1	1
Inventories	$33	$36

Property and Equipment, Net
Property and equipment, net, as of March 31, 2016 and 2015 consisted of (in millions):

	As of March 31,
	2016	2015
Computer equipment and software	$684	$655
Buildings	313	315
Leasehold improvements	129	126
Equipment, furniture and fixtures, and other	80	73
Land	61	62
Construction in progress	15	7
	1,282	1,238
Less: accumulated depreciation	(843)	(779)
Property and equipment, net	$439	$459
Depreciation expense associated with property and equipment was $119 million, $126 million and $126 million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of March 31, 2016 and 2015 consisted of (in millions):

	As of March 31,
	2016	2015
Other accrued expenses	$218	$298
Accrued compensation and benefits	256	263
Accrued royalties	159	119
Deferred net revenue (other)	77	114
Accrued and other current liabilities	$710	$794

Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
Deferred Net Revenue (Online-Enabled Games)
Deferred net revenue (online-enabled games) was $1,458 million and $1,283 million as of March 31, 2016 and 2015, respectively. Deferred net revenue (online-enabled games) generally includes the unrecognized revenue from bundled sales of online-enabled games for which we do not have vendor-specific objective evidence of fair value (“VSOE”) for the obligation to provide unspecified updates. We recognize revenue from the sale of online-enabled games for which we do not have VSOE for the unspecified updates on a straight-line basis, generally over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally-distributed games. However, we expense the cost of revenue related to these transactions during the period in which the product is delivered (rather than on a deferred basis).
(11)  INCOME TAXES
The components of our income before provision for (benefit from) income taxes for the fiscal years ended March 31, 2016, 2015 and 2014 are as follows (in millions):

	Year Ended March 31,
	2016	2015	2014
Domestic	$133	$232	$(146)
Foreign	744	693	153
Income before provision for (benefit from) income taxes	$877	$925	$7

Provision for (benefit from) income taxes for the fiscal years ended March 31, 2016, 2015 and 2014 consisted of (in millions):

	Current	Deferred	Total
Year Ended March 31, 2016
Federal	$69	$(376)	$(307)
State	5	(14)	(9)
Foreign	36	1	37
	$110	$(389)	$(279)
Year Ended March 31, 2015
Federal	$10	$17	$27
State	—	—	—
Foreign	21	2	23
	$31	$19	$50
Year Ended March 31, 2014
Federal	$(2)	$(9)	$(11)
State	1	(2)	(1)
Foreign	8	3	11
	$7	$(8)	$(1)

On July 27, 2015, the United States Tax Court, in an opinion in Altera Corp v. Commissioner, invalidated the portion of the Treasury regulations issued under Internal Revenue Code Section 482 requiring related-party participants in a cost sharing arrangement to share stock-based compensation costs. The U.S. Tax Court issued the final decision on December 28, 2015. On February 19, 2016, the government filed a notice of appeal of the Tax Court decision. At this time, the U.S. Treasury has not withdrawn its regulations that require including stock-based compensation in a cost sharing arrangement. We have evaluated the opinion and have recorded a $41 million tax benefit related to fiscal year 2016 stock-based compensation deductions that will not be subject to reimbursement through cost share payments if the Tax Court’s opinion is sustained. We will continue to monitor developments related to the case and the potential impact on our consolidated financial statements.

Excess tax benefits from stock-based compensation deductions are allocated to contributed capital before historical net operating losses are utilized to reduce tax expense. The income tax provision includes tax benefits allocated directly to contributed capital of $83 million, $21 million and $12 million for fiscal years 2016, 2015, and 2014, respectively.

The differences between the statutory tax expense rate and our effective tax expense (benefit) rate, expressed as a percentage of income before provision for (benefit from) income taxes, for the fiscal years ended March 31, 2016, 2015 and 2014 were as follows:

	Year Ended March 31,
	2016	2015	2014
Statutory federal tax expense rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.5%	0.1%	(242.9)%
Differences between statutory rate and foreign effective tax rate	(22.1)%	(22.3)%	(142.9)%
Valuation allowance	(51.7)%	(9.2)%	936.5%
Research and development credits	(0.6)%	(1.1)%	(128.6)%
Unremitted earnings of foreign subsidiaries	4.9%	—	—%
Resolution of tax matters with authorities	—%	(0.5)%	(657.1)%
Non-deductible stock-based compensation	3.1%	3.5%	385.7%
Acquisition-related contingent consideration	—%	(0.2)%	(185.7)%
Other	(0.9)%	0.1%	(14.3)%
Effective tax expense (benefit) rate	(31.8)%	5.4%	(14.3)%
We generated income in lower tax jurisdictions primarily related to our European and Asia Pacific businesses that are headquartered in Switzerland.

Historically, we have considered all undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. taxes have been provided thereon. During the fourth quarter of fiscal year 2016, we issued the Senior Notes and we announced a $500 million stock repurchase program. In light of these future obligations, we reevaluated our intent to indefinitely reinvest all earnings of foreign subsidiary companies, and concluded that a portion of earnings of certain subsidiaries will no longer be considered to be indefinitely reinvested. As a result, we have recognized a deferred tax liability of $43 million for U.S. income taxes with respect to such earnings.
Undistributed earnings of our foreign subsidiaries that are considered to be indefinitely reinvested are $1,241 million as of March 31, 2016. As we currently have no plans to repatriate those earnings, no U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. As we do not know the time or manner in which we would repatriate those funds, it is not practicable to determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings and therefore we cannot quantify the tax liability.
The components of net deferred tax assets, as of March 31, 2016 and 2015 consisted of (in millions):

	As of March 31,
	2016	2015
Deferred tax assets:
Accruals, reserves and other expenses	$171	$189
Tax credit carryforwards	334	312
Stock-based compensation	39	35
Net operating loss & capital loss carryforwards	28	41
Total	572	577
Valuation allowance	(114)	(555)
Deferred tax assets, net of valuation allowance	458	22
Deferred tax liabilities:
Amortization and Depreciation	(27)	(32)
Unremitted earnings of foreign subsidiaries	(43)	—
Prepaids and other liabilities	(3)	(8)
Total	(73)	(40)
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$385	$(18)
From the third quarter of fiscal year 2009 to the third quarter of fiscal year 2016, we maintained a 100% valuation allowance against most of our U.S. deferred tax assets because there was insufficient positive evidence to overcome the existing negative evidence such that it was not more likely than not that the U.S. deferred tax assets were realizable. While we reported U.S. pre-tax income in fiscal year 2015, because we reported U.S. pre-tax losses during the previous seven fiscal years, as well as in the second and third quarters of fiscal year 2016, we continued to maintain the 100% valuation allowance through the third quarter of fiscal year 2016.
In the fourth quarter of fiscal year 2016, we realized significant U.S. pre-tax income for both the fourth quarter and the fiscal year ended March 31, 2016. As of March 31, 2016, we had reported positive operating performance in the U.S. for two consecutive fiscal years and had also reported a cumulative three-year U.S. pre-tax profit. In addition, during the fourth quarter of fiscal year 2016, we completed our financial plan for fiscal year 2017 and expect continued positive operating performance in the U.S. We also considered forecasts of future taxable income and evaluated the utilization of tax credit carryforwards prior to their expiration. After considering these factors, we determined that the positive evidence overcame any negative evidence and concluded that it was more likely than not that the U.S. deferred tax assets were realizable. As a result, we released the valuation allowance against all of the U.S. federal deferred tax assets and a portion of the U.S. state deferred tax assets during the fourth quarter of fiscal year 2016.

The valuation allowance decreased by $441 million in fiscal year 2016, primarily due to the release of the valuation allowance on U.S. deferred tax assets. As of March 31, 2016, we maintained a valuation allowance of $114 million, primarily related to certain U.S. state deferred tax assets and foreign capital loss carryovers, due to uncertainty about the future realization of these assets. In determining the amount of deferred tax assets that are more likely than not to be realized, we evaluated the potential to realize the assets through the utilization of tax loss and credit carrybacks, the reversal of existing taxable temporary differences, future taxable income exclusive of the reversal of existing taxable temporary differences, and certain tax planning strategies.
As of March 31, 2016, we have state net operating loss carry forwards of approximately $1,016 million of which approximately $130 million is attributable to various acquired companies. These carryforwards, if not fully realized, will begin to expire in 2017. We also have U.S. federal, California and Canada tax credit carryforwards of $373 million, $93 million and $8 million, respectively. The U.S. federal tax credit carryforwards will begin to expire in 2024. The California and Canada tax credit carryforwards can be carried forward indefinitely.
The total unrecognized tax benefits as of March 31, 2016, 2015 and 2014 were $331 million, $254 million and $232 million, respectively. A reconciliation of the beginning and ending balance of unrecognized tax benefits is summarized as follows (in millions):

Balance as of March 31, 2013	$297
Increases in unrecognized tax benefits related to prior year tax positions	10
Decreases in unrecognized tax benefits related to prior year tax positions	(79)
Increases in unrecognized tax benefits related to current year tax positions	44
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(29)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(9)
Changes in unrecognized tax benefits due to foreign currency translation	(2)
Balance as of March 31, 2014	232
Increases in unrecognized tax benefits related to prior year tax positions	9
Decreases in unrecognized tax benefits related to prior year tax positions	(14)
Increases in unrecognized tax benefits related to current year tax positions	50
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(6)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(7)
Changes in unrecognized tax benefits due to foreign currency translation	(10)
Balance as of March 31, 2015	254
Increases in unrecognized tax benefits related to prior year tax positions	33
Decreases in unrecognized tax benefits related to prior year tax positions	(4)
Increases in unrecognized tax benefits related to current year tax positions	63
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(10)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(4)
Changes in unrecognized tax benefits due to foreign currency translation	(1)
Balance as of March 31, 2016	$331
A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of March 31, 2016, approximately $305 million of the unrecognized tax benefits would affect our effective tax rate and approximately $26 million would result in adjustments to the deferred tax valuation allowance.
Interest and penalties related to estimated obligations for tax positions taken in our tax returns are recognized in income tax expense in our Consolidated Statements of Operations. The combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current other liabilities was approximately $15 million as of March 31, 2016 and $16 million as of March 31, 2015. There was approximately $1 million decrease in in accrued interest and penalties during fiscal year 2016.
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
We are also currently under income tax examination in the United Kingdom for fiscal years 2010 through 2014. We remain subject to income tax examination for several other jurisdictions including in France and Germany for fiscal years after 2012, in the United Kingdom for fiscal years after 2014, and in Canada and Switzerland for fiscal years after 2007.
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

(12)  FINANCING ARRANGEMENT
0.75% Convertible Senior Notes Due 2016
In July 2011, we issued $632.5 million aggregate principal amount of 0.75% Convertible Senior Notes due 2016 (the “Convertible Notes”). The Convertible Notes are senior unsecured obligations which pay interest semiannually in arrears at a rate of 0.75% per annum on January 15 and July 15 of each year, and will mature on July 15, 2016, unless purchased earlier or converted in accordance with their terms prior to such date. The Convertible Notes are senior unsecured obligations and rank equally with all our other existing and future unsubordinated obligations and any indebtedness that we may incur from time to time under our Credit Facility.
We separately account for the liability and equity components of the Convertible Notes. The initial carrying amount of the equity component representing the conversion option is equal to the fair value of the Convertible Note Hedge, as described below, which is a substantially identical instrument and was purchased on the same day as the Convertible Notes. The initial carrying amount of the liability component was determined by deducting the fair value of the equity component from the par value of the Convertible Notes as a whole, and represents the fair value of a similar liability that does not have an associated convertible feature. A liability of $525 million as of the initial date of issuance was recognized for the principal amount of the Convertible Notes representing the present value of the Convertible Notes’ cash flows using a discount rate of 4.54 percent. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense over the term of the Convertible Notes using the effective interest method. The equity component on the date of issuance was $107 million.
In accounting for $15 million of issuance costs paid in July 2011 related to the Convertible Notes issuance, we allocated $13 million to the liability component and $2 million to the equity component. Debt issuance costs attributable to the liability component are being amortized to interest expense over the term of the Convertible Notes, and issuance costs attributable to the equity component were netted with the equity component in additional paid-in capital.

The Convertible Notes are convertible into cash and shares of our common stock based on an initial conversion value of 31.5075 shares of our common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $31.74 per share). Upon conversion of the Convertible Notes, holders will receive cash up to the principal amount of each Convertible Note, and any excess conversion value will be delivered in shares of our common stock. A holder may convert any of its Convertible Notes at any time prior to the close of business on July 13, 2016. The conversion rate is subject to customary anti-dilution adjustments (for example, certain dividend distributions or tender or exchange offer of our common stock), but will not be adjusted for any accrued and unpaid interest. The Convertible Notes are not redeemable prior to maturity except for specified corporate transactions and events of default, and no sinking fund is provided for the Convertible Notes. The Convertible Notes do not contain any financial covenants.
The carrying value of the Convertible Notes continued to be classified as a current liability and the excess of the principal amount over the carrying value of the Convertible Notes continued to be classified in temporary equity in the Consolidated Balance Sheets as of March 31, 2016.
Upon conversion of any Convertible Notes, we deliver cash up to the principal amount of the Convertible Notes and any excess conversion value is delivered in shares of our common stock. During fiscal year 2016, approximately $497 million principal value of the Convertible Notes were converted by holders thereof. During fiscal year 2016, we repaid $470 million principal balance of the Convertible Notes and issued approximately 7.8 million shares of common stock to noteholders with a fair value of $518 million, resulting in a loss on extinguishment of $10 million. We also received and cancelled approximately 7.8 million shares of common stock from the exercise of the Convertible Note Hedge during fiscal year 2016. Based on the closing price of our common stock of $65.92 at the end of the fiscal year ended March 31, 2016, the if-converted value of our Convertible Notes outstanding in aggregate exceeded their principal amount by $175 million.
Subsequent to the fiscal year ended March 31, 2016 and through May 23, 2016, we received conversion requests for an immaterial principal value of the Convertible Notes. During the quarter ending June 30, 2016, we expect to settle conversion requests with $27 million in cash and a number of shares of our common stock equal in value to the excess conversion value.

Based on the closing price of our common stock of $65.92 at the end of the fiscal year ended March 31, 2016, approximately 0.4 million shares of our common stock would be issuable to converting holders. The actual amount of shares issuable upon conversion will be determined based upon the market price of our common stock during an observation period following any conversion.
The carrying and fair values of the Convertible Notes are as follows (in millions):

	As of March 31, 2016	As of March 31, 2015
Principal amount of Convertible Notes	$163	$633
Unamortized debt discount of the liability component	(2)	(31)
Net carrying value of Convertible Notes	$161	$602

Fair value of Convertible Notes (Level 2)	$338	$1,158

As of March 31, 2016, the remaining life of the Convertible Notes is approximately 3.5 months.
Convertible Note Hedge and Warrants Issuance
In July 2011, we entered into the Convertible Note Hedge to reduce the potential dilution with respect to our common stock upon conversion of the Convertible Notes. We paid $107 million for the Convertible Note Hedge, which was recorded as an equity transaction. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provides us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock equal to the number of shares of our common stock that notionally underlie the Convertible Notes at a strike price of $31.74, which corresponds to the conversion price of the Convertible Notes. As of March 31, 2016, we received 7.8 million shares of our common stock under the Convertible Note Hedge. Subsequent to March 31, 2016, we expect to receive a number of shares under the Convertible Note Hedge substantially equal to the number of shares of common stock to be issued in connection with any conversions of the Convertible Notes.
Separately, in July 2011 we also entered into privately negotiated warrant transactions with certain counterparties whereby we sold to independent third parties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments that are substantially the same as the anti-dilution provisions contained in the Convertible Notes, up to 19.9 million shares of our common stock (which is also equal to the number of shares of our common stock that notionally underlie the Convertible Notes), with a strike price of $41.14. The Warrants have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock exceeds $41.14 on or prior to the expiration date of the Warrants. The Warrants automatically exercise over a 60 trading day period beginning on October 17, 2016. Based on the closing price of our common stock of $65.92 at the end of the fiscal year ended March 31, 2016, approximately 7.5 million shares of our common stock would be issuable to Warrant holders. The actual amount of shares issuable upon exercise will be determined based upon the market price of our common stock during the 60 day trading period beginning on October 17, 2016. We received proceeds of $65 million from the sale of the Warrants in fiscal year 2012.
Effect of conversion on earning per share (“EPS”)
The Convertible Notes have no impact on diluted EPS for periods where the average quarterly price of our common stock is below the conversion price of $31.74 per share. Prior to conversion, we include the effect of the additional shares that may be issued if our common stock price exceeds $31.74 per share using the treasury stock method. If the average price of our common stock exceeds $41.14 per share for a quarterly period, we also include the effect of the additional potential shares that may be issued related to the Warrants using the treasury stock method. Prior to conversion, the Convertible Note Hedge is not considered for purposes of the EPS calculation, as its effect would be anti-dilutive. Upon conversion, the Convertible Note Hedge is expected to offset the dilutive effect of the Notes when the stock price is above $31.74 per share. See Note 17 for additional information related to our EPS.

Senior Notes
In February 2016, we issued $600 million aggregate principal amount of 3.70% Senior Notes due March 1, 2021 (the “2021 Notes”) and $400 million aggregate principal amount of 4.80% Senior Notes due March 1, 2026 (the “2026 Notes,” and together with the 2021 Notes, the “Senior Notes”). Our proceeds were $989 million, net of discount of $2 million and issuance costs of $9 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2021 Notes and the 2026 Notes using the effective interest rate method. The effective interest rate was 3.94% for the 2021 Notes and 4.97% for the 2026 Notes. Interest is payable semiannually in arrears, on March 1 and September 1 of each year, beginning on September 1, 2016.
The carrying and fair values of the Senior Notes are as follows (in millions):

As of March 31, 2016
Senior Notes:
3.70% Senior Notes due 2021	$600
4.80% Senior Notes due 2026	400
Total principal amount	$1,000
Unaccreted discount	(2)
Unamortized debt issuance costs	(9)
Net carrying value of Senior Notes	$989

Fair value of Senior Notes (Level 2)	$1,039

As of March 31, 2016, the remaining life of the 2021 Notes and 2026 Notes is approximately 4.9 years and 9.9 years, respectively.

The Senior Notes are senior unsecured obligations and rank equally with all our other existing and future unsubordinated obligations, including our Convertible Notes, and any indebtedness that we may incur from time to time under our Credit Facility.

The 2021 Notes and the 2026 Notes are redeemable at our option at any time prior to February 1, 2021 or December 1, 2025, respectively, subject to a make-whole premium. Within one and three months of maturity, we may redeem the 2021 Notes or the 2026 Notes, respectively, at a redemption price equal to 100% of the aggregate principal amount plus accrued and unpaid interest. In addition, upon the occurrence of a change of control repurchase event, the holders of the Senior Notes may require us to repurchase all or a portion of the Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Senior Notes also include covenants that limit our ability to incur liens on assets and to enter into sale and leaseback transactions, subject to certain allowances.
Credit Facility
In March 2015, we entered into a $500 million senior unsecured revolving credit facility (“Credit Facility”) with a syndicate of banks. The Credit Facility terminates on March 19, 2020. The Credit Facility contains an option to arrange with existing lenders and/or new lenders for them to provide up to an aggregate of $250 million in additional commitments for revolving loans. Proceeds of loans made under the Credit Facility may be used for general corporate purposes.

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

As of March 31, 2016 and 2015, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5 year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for fiscal years 2016, 2015, and 2014 that is included in interest and other income (expense), net on our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2016	2015	2014
Amortization of debt discount	(17)	(22)	(21)
Amortization of debt issuance costs	(3)	(3)	(3)
Coupon interest expense	(7)	(5)	(5)
Other interest expense	(1)	(1)	(1)
Total interest expense	$(28)	$(31)	$(30)

(13)  COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of March 31, 2016, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include, but are not limited to: FIFA (Fédération Internationale de Football Association), FIFPRO Foundation, FAPL (Football Association Premier League Limited), and DFL Deutsche Fußball Liga GmbH (German Soccer League) (professional soccer); Dr. Ing. h.c. F. Porsche AG, Ferrari S.p.A. (Need For Speed and Real Racing games); National Basketball Association (professional basketball); PGA TOUR (professional golf); National Hockey League and NHL Players’ Association (professional hockey); National Football League Properties, PLAYERS Inc., and Red Bear Inc. (professional football); Zuffa, LLC (Ultimate Fighting Championship); ESPN (content in EA SPORTS games); Disney Interactive (Star Wars); Fox Digital Entertainment, Inc. (The Simpsons); Universal Studios Inc. (Minions); and Respawn. These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations as of March 31, 2016 (in millions):

		Fiscal Year Ending March 31,
	Total	2017	2018	2019	2020	2021	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,460	$211	$299	$277	$243	$189	$241
Marketing commitments	371	61	50	81	64	67	48
Operating leases	219	36	32	28	27	24	72
0.75% Convertible Senior Notes due 2016 interest (a)	1	1	—	—	—	—	—
Senior Notes interest	300	38	41	41	41	41	98
Other purchase obligations	81	29	8	7	6	5	26
Total unrecognized commitments	2,432	376	430	434	381	326	485

Recognized commitments
0.75% Convertible Senior Notes due 2016 principal and interest (a)	163	163	—	—	—	—	—
Senior Notes principal and interest	1,004	4	—	—	—	600	400
Licensing and lease obligations (b)	147	22	23	24	25	26	27
Total recognized commitments	1,314	189	23	24	25	626	427

Total Commitments	$3,746	$565	$453	$458	$406	$952	$912

(a)
We will be obligated to pay the remaining $163 million principal amount of the Convertible Notes in cash and deliver any excess conversion value in shares of our common stock upon redemption of the Convertible Notes at maturity on July 15, 2016, or upon earlier conversion. See Note 12 for additional information regarding our Convertible Notes.

(b)
Lease commitments have not been reduced for approximately $2 million due in the future from third parties under non-cancelable sub-leases. See Note 9 for additional information regarding recognized obligations from our licensing-related commitments.

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of March 31, 2016; however, certain payment obligations may be accelerated depending on the performance of our operating results. Up to $32 million of the unrecognized amounts in the table above may be payable, at the licensor’s election, in shares of our common stock, subject to a $10 million maximum during any fiscal year. The number of shares to be issued will be based on fair market value at the time of issuance.
In addition to what is included in the table above, as of March 31, 2016, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $80 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Total rent expense for our operating leases was $89 million, $97 million and $97 million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.
Legal Proceedings
On July 29, 2010, Michael Davis, a former NFL running back, filed a putative class action in the United States District Court for the Northern District of California against the Company, alleging that certain past versions of Madden NFL included the images of certain retired NFL players without their permission. In March 2012, the trial court denied the Company’s request to dismiss the complaint on First Amendment grounds. In January 2015, that trial court decision was affirmed by the Ninth Circuit Court of Appeals and the case was remanded back to the United States District Court for the Northern District of California, where the case is pending.
We are also subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our Consolidated Financial Statements.

(14)  PREFERRED STOCK
As of March 31, 2016 and 2015, we had 10,000,000 shares of preferred stock authorized but unissued. The rights, preferences, and restrictions of the preferred stock may be designated by our Board of Directors without further action by our stockholders.

(15)  STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS
Valuation Assumptions
We estimate the fair value of stock-based awards on the date of grant. We recognize compensation costs for stock-based awards to employees based on the grant-date fair value using a straight-line approach over the service period for which such awards are expected to vest.
The determination of the fair value of market-based restricted stock units, stock options and ESPP is affected by assumptions regarding subjective and complex variables. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. We determine the fair value of our stock-based awards as follows:

•	Restricted Stock Units. The fair value of restricted stock units is determined based on the quoted market price of our common stock on the date of grant.

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

•
Stock Options and Employee Stock Purchase Plan. The fair value of stock options and stock purchase rights granted pursuant to our equity incentive plans and our 2000 Employee Stock Purchase Plan, as amended (“ESPP”), respectively, is determined using the Black-Scholes valuation model based on the multiple-award valuation method. Key assumptions of the Black-Scholes valuation model are the risk-free interest rate, expected volatility, expected term and expected dividends. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option. Expected volatility is based on a combination of historical stock price volatility and implied volatility of publicly-traded options on our common stock. Expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

There were an insignificant number of stock options granted during fiscal year 2016.
The assumptions used in the Black-Scholes valuation model to value our stock option grants and ESPP were as follows:

	Stock Option Grants		ESPP
	Year Ended March 31,		Year Ended March 31,
	2015	2014	2016	2015	2014
Risk-free interest rate	1.1 -1.9%	1.6%	0.3 - 0.6%	0.04 - 0.2%	0.1%
Expected volatility	36 - 40%	37 - 42%	32 - 36%	30 - 35%	36 - 38%
Weighted-average volatility	38%	37%	33%	34%	38%
Expected term	4.5 years	4.5 years	6 - 12 months	6 - 12 months	6 - 12 months
Expected dividends	None	None	None	None	None
The assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Year Ended March 31,
	2016	2015	2014
Risk-free interest rate	1.0%	0.9%	0.4%
Expected volatility	14 - 53%	16 - 79%	16 - 58%
Weighted-average volatility	26%	30%	31%
Expected dividends	None	None	None

Stock-Based Compensation Expense
Employee stock-based compensation expense recognized during the fiscal years ended March 31, 2016, 2015 and 2014 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, and the ESPP included in our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2016	2015	2014
Cost of revenue	$2	$2	$2
Research and development	103	82	90
Marketing and sales	24	21	26
General and administrative	49	39	32
Stock-based compensation expense	$178	$144	$150
During the fiscal years ended March 31, 2016 we recognized a $38 million deferred income tax benefit related to our stock-based compensation expense. During the fiscal years ended March 31, 2015 and 2014, we did not recognize any benefit from income taxes related to our stock-based compensation expense.
As of March 31, 2016, our total unrecognized compensation cost related to restricted stock and restricted stock units (collectively referred to as “restricted stock rights”) was $243 million and is expected to be recognized over a weighted-average service period of 1.3 years. Of the $243 million of unrecognized compensation cost, $26 million relates to market-based restricted stock units. As of March 31, 2016, our total unrecognized compensation cost related to stock options was $9 million and is expected to be recognized over a weighted-average service period of 1.4 years.
For the fiscal year ended March 31, 2016, we recognized $83 million of income tax benefit from the exercise of stock-based compensation, net of $3 million of deferred tax write-offs; of this amount $86 million of excess tax benefit related to stock-based compensation deductions was reported in the financing activities on our Consolidated Statements of Cash Flows. For fiscal years ended fiscal years ended 2015 and 2014, we recognized $22 million and $13 million, respectively, of excess tax benefit from stock-based compensation deductions; this amount is reported in the financing activities on our Consolidated Statement of Cash Flows.
Summary of Plans and Plan Activity
Equity Incentive Plans
Our 2000 Equity Incentive Plan, as amended, (the “Equity Plan”) allows us to grant options to purchase our common stock and to grant restricted stock, restricted stock units and stock appreciation rights to our employees, officers, and directors. Pursuant to the Equity Plan, incentive stock options may be granted to employees and officers and non-qualified options may be granted to employees, officers, and directors, at not less than 100 percent of the fair market value on the date of grant.
A total of 15.2 million options or 10.7 million restricted stock units were available for grant under our Equity Plan as of March 31, 2016.
Stock Options
Options granted under the Equity Plan generally expire ten years from the date of grant and generally vest according to one of the following schedules:

•	35 month vesting with 1/3 cliff vesting after 11, 23 and 35 months or;

•	50 month vesting with 24% of the shares cliff vesting after 12 months and the ratably over the following 38 months.

The following table summarizes our stock option activity for the fiscal year ended March 31, 2016:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2015	4,920	$37.44
Granted	6	66.08
Exercised	(1,594)	42.43
Forfeited, cancelled or expired	(54)	35.61
Outstanding as of March 31, 2016	3,278	$35.09	5.61	$101
Vested and expected to vest	3,163	$35.22	5.53	$97
Exercisable as of March 31, 2016	2,206	$36.55	4.46	$65

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of March 31, 2016, which would have been received by the option holders had all the option holders exercised their options as of that date. The weighted-average grant date fair values of stock options granted during fiscal years 2015 and 2014 were $12.01 and $8.61, respectively. The total intrinsic values of stock options exercised during fiscal years 2016, 2015, and 2014 were $38 million, $22 million and $16 million, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.

The following table summarizes outstanding and exercisable stock options as of March 31, 2016:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares (in thousands)	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Prices	Potential Dilution	Number of Shares (in thousands)	Weighted- Average Exercise Prices	Potential Dilution
$11.53 - $23.83	317	3.39	$19.10	0.1%	313	$19.18	0.1%
26.25 - 26.25	1,000	7.58	26.25	0.3%	580	26.25	0.2%
27.49 - 35.70	853	8.21	35.50	0.3%	343	35.21	0.1%
36.00 - 59.63	1,108	2.47	47.33	0.4%	970	48.78	0.3%
$11.53 - $59.63	3,278	5.61	$35.09	1.1%	2,206	$36.55	0.7%
Potential dilution is computed by dividing the options in the related range of exercise prices by 301 million shares of common stock, which were issued and outstanding as of March 31, 2016.
Restricted Stock Rights
We grant restricted stock rights under our Equity Plan to employees worldwide. Restricted stock units are unfunded, unsecured rights to receive common stock upon the satisfaction of certain vesting criteria. Upon vesting, a number of shares of common stock equivalent the number of restricted stock units is typically issued net of required tax withholding requirements, if any. Restricted stock is issued and outstanding upon grant; however, restricted stock award holders are restricted from selling the shares until they vest. Upon granting or vesting of restricted stock, as the case may be, we will typically withhold shares to satisfy tax withholding requirements. Restricted stock rights are subject to forfeiture and transfer restrictions. Vesting for restricted stock rights is based on the holders’ continued employment with us through each applicable vest date. If the vesting conditions are not met, unvested restricted stock rights will be forfeited.
Generally, our restricted stock rights vest according to one of the following vesting schedules:

•	One-year vesting with 100% cliff vesting at the end of one year;

•	35 month vesting with 1/3 cliff vesting after 11, 23 and 35 months;

•	Three-year vesting with 1/3 cliff vesting at the end of each year;

•	Three-year vesting with 100% cliff vesting at the end of year three;

•	Three-year vesting with 1/2 cliff vesting after 18 and 36 months;

•	Three-year vesting with 2/3 and 1/3 vesting cliff vesting after 24 and 36 months;

•	Three-year vesting with 1/4, 7/20, 1/5, and 1/5 of the shares cliff vesting respectively at the end of each of the first 6 months, 1st, 2nd, and 3rd years;

•	40 month vesting with 1/3 cliff vesting after 16, 28, and 40 months;

•	41 month vesting with 1/3 cliff vesting after 17, 29 and 41 months;

•	Four-year vesting with 1/4 cliff vesting at the end of each year;

•	51 month vesting with 1/10, 3/10, 3/10, 3/10 of the shares cliff vesting respectively after 15, 27, 39 and 51 months or;

•	Five-year vesting with 1/9, 2/9, 3/9, 2/9 and 1/9 of the shares cliff vesting respectively at the end of each of the 1st, 2nd, 3rd, 4th, and 5th years.
Each restricted stock right granted reduces the number of shares available for grant by 1.43 shares under our Equity Plan. The following table summarizes our restricted stock rights activity, excluding market-based restricted stock unit activity which is discussed below, for the fiscal year ended March 31, 2016:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Balance as of March 31, 2015	10,855	$26.20
Granted	3,035	64.40
Vested	(5,809)	22.65
Forfeited or cancelled	(924)	35.78
Balance as of March 31, 2016	7,157	$44.04

The grant date fair value of restricted stock rights is based on the quoted market price of our common stock on the date of grant. The weighted-average grant date fair values of restricted stock rights granted during fiscal years 2016, 2015, and 2014 were $64.40, $37.22 and $23.01 respectively. The fair values of restricted stock rights that vested during fiscal years 2016, 2015, and 2014 were $372 million, $209 million and $163 million, respectively.
Market-Based Restricted Stock Units
Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the market-based restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be received at vesting will range from zero percent to 200 percent of the target number of market-based restricted stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period, generally over a one-year, two-year cumulative and three-year cumulative period. In the table below, we present shares granted at 100 percent of target of the number of market-based restricted stock units that may potentially vest. The maximum number of shares of common stock that could vest is approximately 0.8 million for market-based restricted stock units granted during the fiscal year 2016. As of March 31, 2016, the maximum number of shares that could vest is approximately 1.3 million for market-based restricted stock units outstanding.
The following table summarizes our market-based restricted stock unit activity for the year ended March 31, 2016:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2015	663	$31.82
Granted	395	79.81
Vested	(742)	25.77
Vested above target	371	25.77
Forfeited or cancelled	(51)	40.10
Balance as of March 31, 2016	636	$64.49
The weighted-average grant date fair values of market-based restricted stock units granted during fiscal years 2016, 2015, and 2014 were $79.81, $48.14, and $30.18, respectively. The fair values of market-based restricted stock units that vested during fiscal years 2016, 2015, and 2014 were $47 million, $23 million, and $7 million, respectively.

ESPP
Pursuant to our ESPP, eligible employees may authorize payroll deductions of between 2 percent and 10 percent of their compensation to purchase shares of common stock at 85 percent of the lower of the market price of our common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period.
During fiscal year 2016, we issued approximately 0.9 million shares under the ESPP with purchase prices ranging from $32.16 to $54.78. During fiscal year 2015, we issued approximately 1.4 million shares under the ESPP with exercise prices for purchase rights ranging from $22.64 to $32.16. During fiscal year 2014, we issued approximately 2.2 million shares under the ESPP with exercise prices for purchase rights ranging from $11.33 to $22.64. During fiscal years 2016, 2015, and 2014, the estimated weighted-average fair values of purchase rights were $12.97, $8.26 and $4.67, respectively. The fair values were estimated on the date of grant using the Black-Scholes valuation model. We issue new common stock out of the ESPP’s pool of authorized shares. As of March 31, 2016, 5.2 million shares were available for grant under our ESPP.
Deferred Compensation Plan
We have a Deferred Compensation Plan (“DCP”) for the benefit of a select group of management or highly compensated employees and directors, which is unfunded and intended to be a plan that is not qualified within the meaning of section 401(a) of the Internal Revenue Code. The DCP permits the deferral of the annual base salary and/or director cash compensation up to a maximum amount. The deferrals are held in a separate trust, which has been established by us to administer the DCP. The trust is a grantor trust and the specific terms of the trust agreement provide that the assets of the trust are available to satisfy the claims of general creditors in the event of our insolvency. The assets held by the trust are classified as trading securities and are held at fair value on our Consolidated Balance Sheets. The assets and liabilities of the DCP are presented in other assets and other liabilities on our Consolidated Balance Sheets, respectively, with changes in the fair value of the assets and in the deferred compensation liability recognized as compensation expense. The estimated fair value of the assets was $8 million and $9 million as of March 31, 2016 and 2015, respectively. As of March 31, 2016 and 2015, $8 million and $9 million were recorded, respectively, to recognize undistributed deferred compensation due to employees.
401(k) Plan, Registered Retirement Savings Plan and ITP Plan
We have a 401(k) plan covering substantially all of our U.S. employees, a Registered Retirement Savings Plan covering substantially all of our Canadian employees, and an ITP pension plan covering substantially all our Swedish employees. These plans permit us to make discretionary contributions to employees’ accounts based on our financial performance. We contributed an aggregate of $27 million, $27 million and $16 million to these plans in fiscal years 2016, 2015, and 2014, respectively.
Stock Repurchase Program

In May 2014, a special committee of our Board of Directors, on behalf of the full Board of Directors, authorized a two-year program to repurchase up to $750 million of our common stock. Since inception, we repurchased approximately 9.2 million shares for approximately $394 million under this program.

In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. This stock repurchase program, which expires on May 31, 2017, supersedes and replaces the stock repurchase authorization approved in May 2014. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. We repurchased approximately 6.9 million shares for approximately $461 million under this program during fiscal year 2016. We continue to actively repurchase shares.

In February 2016, we announced a new $500 million stock repurchase program. This new program was incremental to the existing two-year $1 billion stock repurchase program announced in May 2015. We completed repurchases under the February 2016 program during the quarter ended March 31, 2016. We repurchased approximately 7.8 million shares for approximately $500 million under this new program.

The following table summarizes total shares repurchased during fiscal years 2016 and 2015:

	May 2014 Program		May 2015 Program		February 2016 Program		Total
(In millions)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Fiscal Year 2015	8.2	$337	—	$—	—	$—	8.2	$337
Fiscal Year 2016	1.0	$57	6.9	$461	7.8	$500	15.7	$1,018

During fiscal year 2014, we did not repurchase any shares of our common stock.

(16)  INTEREST AND OTHER INCOME (EXPENSE), NET
Interest and other income (expense), net, for the fiscal years ended March 31, 2016, 2015 and 2014 consisted of (in millions):

	Year Ended March 31,
	2016	2015	2014
Loss on conversion of Convertible Notes	$(10)	$—	$—
Interest expense	(28)	(31)	(30)
Interest income	15	10	5
Net gain (loss) on foreign currency transactions	(14)	(62)	4
Net gain (loss) on foreign currency forward contracts	15	59	(5)
Other income, net	1	1	—
Interest and other income (expense), net	$(21)	$(23)	$(26)

(17)  EARNINGS PER SHARE
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

	Year Ended March 31,
(In millions, except per share amounts)	2016	2015	2014
Net income	$1,156	$875	$8
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	310	311	308
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	6	9	8
Dilutive potential common shares related to the Convertible Notes	6	4	—
Dilutive potential common shares related to the Warrants	8	1	—
Weighted-average common stock outstanding — diluted	330	325	316
Earnings per share:
Basic	$3.73	$2.81	$0.03
Diluted	$3.50	$2.69	$0.03

For the fiscal year ended March 31, 2016, an immaterial amount of options to purchase, restricted stock units and restricted stock to be released were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect.

For the fiscal years ended March 31, 2015 and 2014, stock options to purchase, restricted stock units and restricted stock to be released in the amount of 3 million shares and 4 million shares, respectively, were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect.
For the fiscal year ended March 31, 2014, potentially dilutive shares of common stock related to our 0.75% Convertible Senior Notes due 2016 issued during the fiscal year 2012, which have a conversion price of $31.74 per share and the associated Warrants, which have a conversion price of $41.14 per share, were excluded from the computation of Diluted EPS as their inclusion would have had an antidilutive effect resulting from the conversion price. The associated Convertible Note Hedge was excluded from the computation of diluted shares as the impact is always considered antidilutive. See Note 12 for additional information related to our 0.75% Convertible Senior Notes due 2016 and related Convertible Note Hedge and Warrants.
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
The following table summarizes the financial performance of our current segment operating profit and a reconciliation to our consolidated operating income for the fiscal years ended March 31, 2016, 2015 and 2014 (in millions):

	Year Ended March 31,
	2016	2015	2014
Segment:
Net revenue before revenue deferral	$4,566	$4,319	$4,021
Depreciation	(119)	(126)	(126)
Other expenses	(3,147)	(3,117)	(3,178)
Segment operating profit	1,300	1,076	717
Reconciliation to consolidated operating income:
Other:
Revenue deferral	(3,783)	(3,536)	(3,350)
Recognition of revenue deferral	3,613	3,732	2,904
Amortization of intangibles	(54)	(66)	(76)
Acquisition-related contingent consideration	—	3	35
Restructuring and other charges	—	—	1
Stock-based compensation	(178)	(144)	(150)
Loss on licensed intellectual property commitment		(122)	—
Other expenses	—	5	(48)
Consolidated operating income	$898	$948	$33

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

Net revenue before revenue deferral is used internally to evaluate our operating performance, when planning, forecasting and analyzing future periods, and when assessing the performance of our management team. Net revenue before revenue deferral excludes the impact of revenue deferral and the recognition of revenue deferral on net revenue related to sales of online-enabled games and content.

Revenue deferral generally relates to sales of online-enabled games and content for which we do not have VSOE for unspecified updates to be delivered after the initial sale or for which we have a continuing service obligation. Fluctuations in the revenue deferral are largely dependent upon the amounts of products that we sell with the online features and services previously discussed, while the recognition of revenue deferral for a period is also dependent upon (1) the amount deferred, (2) the period of time the software-related offerings and service obligations are to be provided, and (3) the timing of the sale. Our sales are generally deferred and recognized over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally delivered games and content, and therefore, the related revenue recognized during any fiscal quarter is primarily due to sales that occurred during the preceding six-month period for digitally delivered games and content, and the preceding nine-month period for physical games sold through retail.
Information about our total net revenue by revenue composition and by platform for the fiscal years ended March 31, 2016, 2015 and 2014 is presented below (in millions):

	Year Ended March 31,
	2016	2015	2014
Packaged goods and other	$1,987	$2,316	$1,742
Digital	2,409	2,199	1,833
Net revenue	$4,396	$4,515	$3,575

Packaged goods revenue includes sales of software that is distributed physically. This includes (1) sales of our internally-developed and co-published game software distributed physically through traditional channels such as brick and mortar retailers, (2) our software licensing revenue from third parties (for example, makers of console platforms, personal computers or computer accessories) who include certain of our products for sale with their products (“OEM bundles”), and (3) sales through our Switzerland distribution business. Other revenue includes our non-software licensing revenue.

Digital revenue includes full-game downloads, extra content, subscriptions, advertising and other, and mobile revenue. Digital revenue includes internally-developed and co-published game software distributed through our direct-to-consumer platform Origin, distributed wirelessly through mobile carriers, or licensed to our third-party publishing partners who distribute our games digitally.

	Year Ended March 31,
	2016	2015	2014
Platform net revenue
Xbox One, PlayStation 4	$2,183	$1,505	$196
Xbox 360, PlayStation 3	752	1,485	1,779
Other consoles	7	21	30
Total consoles	2,942	3,011	2,005
PC / Browser	814	878	1,020
Mobile	548	504	400
Other	92	122	150
Net revenue	$4,396	$4,515	$3,575
Information about our operations in North America and internationally as of and for the fiscal years ended March 31, 2016, 2015 and 2014 is presented below (in millions):

	Year Ended March 31,
	2016	2015	2014
Net revenue from unaffiliated customers
North America	$1,907	$1,956	$1,510
International	2,489	2,559	2,065
Total	$4,396	$4,515	$3,575

	As of March 31,
	2016	2015
Long-lived assets
North America	$1,727	$1,809
International	479	474
Total	$2,206	$2,283

We attribute net revenue from external customers to individual countries based on the location of the legal entity that sells the products and/or services. Note that revenue attributed to the legal entity that makes the sale is often not the country where the consumer resides. For example, revenue generated by our Swiss legal entities includes digital revenue from consumers who reside outside of Switzerland, including consumers who reside outside of Europe. Revenue generated by our Swiss legal entities during fiscal years 2016, 2015, and 2014 represents $1,643 million, $1,462 million and $1,171 million or 37 percent, 32 percent and 33 percent of our total net revenue, respectively. Revenue generated in the United States represents over 99 percent of our total North America net revenue. There were no other countries with net revenue greater than 10 percent.
In fiscal year 2016, our direct sales to Sony and Microsoft represented approximately 16 percent and 14 percent of total net revenue, respectively. In fiscal year 2015, our direct sales to Microsoft represented approximately 10 percent of total net revenue. Our direct sales to GameStop Corp. represented approximately 11 percent, and 13 percent of total net revenue in fiscal years 2015 and 2014, respectively.
(19)  QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)

	Quarter Ended					Year Ended
(In millions, except per share data)	June 30	September 30	December 31	March 31
Fiscal 2016 Consolidated
Net revenue	$1,203	$815	$1,070	$1,308		$4,396
Gross profit	1,030	406	524	1,082		3,042
Operating income (loss)	512	(119)	(31)	536		898
Net income (loss)	442	(140)	(45)	899	(a)	1,156
Common Stock
Earnings (loss) per share — Basic	$1.42	$(0.45)	$(0.14)	$2.93		$3.73
Earnings (loss) per share — Diluted	$1.32	$(0.45)	$(0.14)	$2.79		$3.50
Common stock price per share
High	$68.00	$75.16	$76.77	$70.83		$76.77
Low	$56.03	$63.43	$65.04	$55.50		$55.50
Fiscal 2015 Consolidated
Net revenue	$1,214	$990	$1,126	$1,185		$4,515
Gross profit	847	563	725	951		3,086
Operating income	362	24	162	400		948
Net income	335	3	142	395		875
Common Stock
Earnings per share — Basic	$1.07	$0.01	$0.46	$1.27		$2.81
Earnings per share — Diluted	$1.04	$0.01	$0.44	$1.19		$2.69
Common stock price per share
High	$37.15	$38.42	$48.33	$58.24		$58.24
Low	$26.67	$33.31	$32.62	$45.96		$26.67

(a)	Net income includes an income tax benefit recorded in the fourth quarter of fiscal year 2016 for the reversal of a significant portion of our deferred tax valuation allowance.
Our common stock is traded on the NASDAQ Global Select Market under the symbol “EA”. The prices for the common stock in the table above represent the high and low closing sales prices as reported on the NASDAQ Global Select Market.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Electronic Arts Inc.:
We have audited the accompanying consolidated balance sheets of Electronic Arts Inc. and subsidiaries (the Company) as of April 2, 2016 and March 28, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended April 2, 2016. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. We also have audited the Company’s internal control over financial reporting as of April 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting, based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Arts Inc. and subsidiaries as of April 2, 2016 and March 28, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended April 2, 2016, in conformity with U.S. generally accepted accounting principles, and the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Electronic Arts Inc. maintained, in all material respects, effective internal control over financial reporting as of April 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

/s/ KPMG LLP
Santa Clara, California
May 26, 2016

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
KPMG LLP, our independent registered public accounting firm, has issued an auditors’ report on the effectiveness of our internal control over financial reporting. That report appears on page 81.
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B:     Other Information
None.

PART III

Item 10:     Directors, Executive Officers and Corporate Governance
The information required by Item 10, other than the information regarding executive officers, which is included in Item 1 of this report, is incorporated herein by reference to the information to be included in our 2016 Proxy under the heading “Board of Directors & Corporate Governance.” The information regarding Section 16 compliance is incorporated herein by reference to the information to be included in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11:     Executive Compensation
The information required by Item 11 is incorporated herein by reference to the information to be included in the 2016 Proxy, under the headings “Compensation of Directors,” “Compensation Discussion and Analysis,” “Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12:     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference to the information to be included in the 2016 Proxy under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13:     Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to the information to be included in the 2016 Proxy under the headings “Director Independence,” and “Certain Relationships and Related Person Transactions.”

Item 14:     Principal Accounting Fees and Services
The information required by Item 14 is incorporated herein by reference to the information to be included in the 2016 Proxy under the subheading “Fees of Independent Auditors.”

PART IV
Item 15:     Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report
1.   Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 42 of this report.
2.   Financial Statement Schedule: See Schedule II on Page 85 of this report.
3.   Exhibits: The exhibits listed in the accompanying index to exhibits on Page 86 are filed or incorporated by reference as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC ARTS INC.

By:	/s/ Andrew Wilson
Andrew Wilson
Chief Executive Officer
Date: May 26, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 26th of May 2016.

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
Andrew Wilson

ELECTRONIC ARTS INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2016, 2015 and 2014
(In millions)

Allowance for Doubtful Accounts, Price Protection and Returns	Balance at Beginning of Period	Charged to Revenue, Costs and Expenses	Charged (Credited) to Other Accounts(a)	Deductions(b)	Balance at End of Period
Year Ended March 31, 2016	$140	269	11	(261)	$159
Year Ended March 31, 2015	$186	361	(66)	(341)	$140
Year Ended March 31, 2014	$200	321	37	(372)	$186

(a)
Primarily other reclassification adjustments and the translation effect of using the average exchange rate for expense items and the year-end exchange rate for the balance sheet item (allowance account).

(b)	Primarily the utilization of returns allowance and price protection reserves.

ELECTRONIC ARTS INC.
2016 FORM 10-K ANNUAL REPORT
EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
3.01	Amended and Restated Certificate of Incorporation	10-Q	000-17948	11/3/2004

3.02	Amended and Restated Bylaws	8-K	000-17948	5/23/2016

4.01	Specimen Certificate of Registrant’s Common Stock	10-K	000-17948	5/22/2009

4.02
Indenture (including form of Notes) with respect to EA’s 0.75% Convertible Senior Notes due 2016 dated as of July 20, 2011 by and between Electronic Arts Inc. and U.S. Bank National Association, as trustee
		8-K	000-17948	7/20/2011

4.03	Indenture, dated as of February 24, 2016 by and between Electronic Arts Inc. and U.S. Bank National Association, as trustee	8-K	000-17948	2/24/2016

4.04
First Supplemental Indenture (including form of Notes) with respect to EA’s 3.700% Senior Notes due 2021 and 4.800% Senior Notes due 2026, dated as of February 24, 2016 by and between Electronic Arts Inc. and U.S. Bank National Association, as trustee
		8-K	000-17948	2/24/2016

10.01*	Form of Indemnity Agreement with Directors	10-K	000-17948	6/4/2004

10.02*	Electronic Arts Inc. Executive Bonus Plan	8-K	000-17948	7/27/2012

10.03*	Electronic Arts Inc. Deferred Compensation Plan	10-Q	000-17948	8/6/2007

10.04*	Electronic Arts Inc. Key Employee Continuity Plan	10-Q	000-17948	2/5/2013

10.05*	First Amendment to the Electronic Arts Deferred Compensation Plan, as amended and restated	10-K	000-17948	5/22/2009

10.06*	EA Bonus Plan	8-K	000-17948	5/22/2015

10.07*	EA Bonus Plan Fiscal Year 2016 Addendum	8-K	000-17948	5/22/2015

10.08*	Form of 2014 Performance-Based Restricted Stock Unit Agreement	10-K	000-17948	5/21/2014

10.09*	Form of 2015 Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/22/2015

10.10*	Form of 2016 Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/23/2016

10.11*	2000 Equity Incentive Plan, as amended, and related documents	8-K	000-17948	8/1/2013

10.12*	2000 Employee Stock Purchase Plan, as amended	8-K	000-17948	8/1/2013

10.13*	Offer Letter for Employment at Electronic Arts Inc. to Andrew Wilson, dated September 15, 2013	8-K	000-17948	9/17/2013

10.14*	Offer Letter for Employment at Electronic Arts Inc. to Blake Jorgensen, dated July 25, 2012	8-K	000-17948	7/31/2012

10.15*	Offer Letter for Employment at Electronic Arts Inc. to Ken Moss, dated June 6, 2014	10-Q	000-17948	8/5/2014

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
10.16*	Offer Letter for Employment at Electronic Arts Inc. to Chris Bruzzo, dated July 21, 2014	10-Q	000-17948	11/4/2014

10.17*	Employment Agreement for Patrick Söderlund, dated September 17, 2013	10-Q	000-17948	11/5/2013

10.18*	Transition Agreement for Lucy Bradshaw, dated September 22, 2015	10-Q	000-17948	11/10/2015

10.19	Lease agreement between ASP WT, L.L.C. and Tiburon Entertainment, Inc. for space at Summit Park I, dated June 15, 2004	10-Q	000-17948	8/3/2004

10.20
First amendment to lease, dated December 13, 2005, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts - Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.
		10-Q	000-17948	2/8/2006

10.21
Second amendment to Lease, dated May 8, 2009, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts - Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.
		10-Q	000-17948	8/10/2009

10.22
Third amendment to lease, dated December 24, 2009, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts - Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.
		10-Q	000-17948	2/9/2010

10.23
Fourth Amendment to lease, dated May 16, 2014, by and between Liberty Property Limited Partnership, a Pennsylvania limited partnership and Electronic Arts - Tiburon, a Florida corporation f/k/a Tiburon Entertainment, Inc.
		10-K	000-17948	5/21/2014

10.24**
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
		10-Q	000-17948	11/10/2009

10.26**	Global PlayStation®3 Format Licensed Publisher Agreement, dated September 11, 2008, by and between the Electronic Arts Inc. and Sony Computer Entertainment America Inc.	10-Q/A	000-17948	4/30/2010

10.27**	Global PlayStation®3 Format Licensed Publisher Agreement, dated December 17, 2008, by and between EA International (Studio and Publishing) Limited and Sony Computer Entertainment Europe Limited	10-Q/A	000-17948	4/30/2010

10.28**	Xbox2 Publisher License Agreement, dated May 15, 2005, by and among Electronic Arts Inc., Electronic Arts C.V. and Microsoft Licensing, GP	10-Q/A	000-17948	4/30/2010

10.29**	Durango Publisher License Agreement, dated June 29, 2012, by and among Electronic Arts Inc., EA International (Studio & Publishing) Ltd., Microsoft Licensing, GP and Microsoft Corporation	10-K	000-17948	5/21/2014

10.30	Form of Call Option Agreement dated as of July 14, 2011 between EA and each Option Counterparty	8-K	000-17948	7/20/2011

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
10.31	Form of Warrant Agreement dated July 14, 2011 between EA and each Option Counterparty	8-K	000-17948	7/20/2011

10.32	Form of Additional Call Option Agreement dated July 18, 2011 between EA and each Option Counterparty	8-K	000-17948	7/20/2011

10.33	Form of Additional Warrant Agreement dated as of July 18, 2011 between EA and each Option Counterparty	8-K	000-17948	7/20/2011

10.34	Credit Agreement, dated March 19, 2015, by and among Electronic Arts Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-17948	3/20/2015

12.1	Ratio of Earnings to Fixed Charges				X

21.1	Subsidiaries of the Registrant				X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS†	XBRL Instance Document				X

101.SCH†	XBRL Taxonomy Extension Schema Document				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Management contract or compensatory plan or arrangement.
**
Confidential portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment that was granted in accordance with Exchange Act Rule 24b-2.

†
Attached as Exhibit 101 to this Annual Report on Form 10-K for the year ended March 31, 2016 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income (Loss), (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.