Form 10-Q
period 2016-06-30
ELECTRONIC ARTS INC.
filed 2016-08-09
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of August 4, 2016, there were 300,764,884 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	June 30, 2016	March 31, 2016 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,042	$2,493
Short-term investments	1,385	1,341
Receivables, net of allowances of $135 and $159, respectively	246	233
Inventories	26	33
Other current assets	273	254
Total current assets	3,972	4,354
Property and equipment, net	435	439
Goodwill	1,708	1,710
Acquisition-related intangibles, net	42	57
Deferred income taxes, net	343	387
Other assets	105	103
TOTAL ASSETS	$6,605	$7,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44	$89
Accrued and other current liabilities	597	710
0.75% convertible senior notes due 2016, net	136	161
Deferred net revenue (online-enabled games)	873	1,458
Total current liabilities	1,650	2,418
Senior notes, net	989	989
Income tax obligations	88	80
Deferred income taxes, net	2	2
Other liabilities	160	163
Total liabilities	2,889	3,652
Commitments and contingencies (See Note 11)
0.75% convertible senior notes due 2016 (See Note 10)	—	2
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 301 and 301 shares issued and outstanding, respectively	3	3
Additional paid-in capital	1,210	1,349
Retained earnings	2,500	2,060
Accumulated other comprehensive income (loss)	3	(16)
Total stockholders’ equity	3,716	3,396
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,605	$7,050
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended June 30,
(In millions, except per share data)	2016	2015
Net revenue:
Product	$684	$743
Service and other	587	460
Total net revenue	1,271	1,203
Cost of revenue:
Product	90	94
Service and other	89	79
Total cost of revenue	179	173
Gross profit	1,092	1,030
Operating expenses:
Research and development	294	296
Marketing and sales	128	123
General and administrative	108	98
Amortization of intangibles	2	1
Total operating expenses	532	518
Operating income	560	512
Interest and other income (expense), net	(8)	(3)
Income before provision for income taxes	552	509
Provision for income taxes	112	67
Net income	$440	$442
Earnings per share:
Basic	$1.46	$1.42
Diluted	$1.40	$1.32
Number of shares used in computation:
Basic	301	311
Diluted	315	335
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)	Three Months Ended June 30,
(In millions)	2016	2015
Net income	$440	$442
Other comprehensive income (loss), net of tax:
Change in unrealized net gains and losses on available-for-sale securities	2	(1)
Change in unrealized net gains and losses on derivative instruments	28	(13)
Reclassification adjustment for net realized gains and losses on derivative instruments	(6)	(3)
Foreign currency translation adjustments	(5)	1
Total other comprehensive income (loss), net of tax	19	(16)
Total comprehensive income	$459	$426

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three Months Ended June 30,
(In millions)	2016	2015
OPERATING ACTIVITIES
Net income	$440	$442
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	46	49
Stock-based compensation	48	45
Change in assets and liabilities:
Receivables, net	(12)	219
Inventories	7	3
Other assets	(1)	26
Accounts payable	(32)	(16)
Accrued and other liabilities	(202)	(331)
Deferred income taxes, net	43	—
Deferred net revenue (online-enabled games)	(585)	(508)
Net cash used in operating activities	(248)	(71)
INVESTING ACTIVITIES
Capital expenditures	(40)	(24)
Proceeds from maturities and sales of short-term investments	276	249
Purchase of short-term investments	(317)	(365)
Net cash used in investing activities	(81)	(140)
FINANCING ACTIVITIES
Payment of convertible notes	(27)	—
Proceeds from issuance of common stock	4	45
Excess tax benefit from stock-based compensation	33	40
Repurchase and retirement of common stock	(129)	(132)
Net cash used in financing activities	(119)	(47)
Effect of foreign exchange on cash and cash equivalents	(3)	—
Decrease in cash and cash equivalents	(451)	(258)
Beginning cash and cash equivalents	2,493	2,068
Ending cash and cash equivalents	$2,042	$1,810
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$10	$21
Cash paid during the period for interest	$—	$3
Non-cash investing activities:
Change in accrued capital expenditures	$(13)	$(9)

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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2017 contains 52 weeks and ends on April 1, 2017. Our results of operations for the fiscal year ended March 31, 2016 contained 53 weeks and ended on April 2, 2016. Our results of operations for the three months ended June 30, 2016 contained 13 weeks and ended on July 2, 2016. Our results of operations for the three months ended June 30, 2015 contained 14 weeks and ended on July 4, 2015. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the United States Securities and Exchange Commission (“SEC”) on May 27, 2016.
Recently Adopted Accounting Standards
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40). The amendments of this ASU help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. The requirements will be effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2015. The amendment may be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We adopted ASU 2015-05 in the first quarter of fiscal year 2017. The adoption did not have a material impact on our Consolidated Financial Statements.
Impact of Recently Issued Accounting Standards
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. We are currently evaluating the timing of adoption and impact of this new standard on our Consolidated Financial Statements and related disclosures.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2016 and March 31, 2016, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of June 30, 2016	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$243	$243	$—	$—	Cash equivalents
Money market funds	308	308	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	713	—	713	—	Short-term investments and cash equivalents
U.S. Treasury securities	362	362	—	—	Short-term investments and cash equivalents
U.S. agency securities	155	—	155	—	Short-term investments
Commercial paper	72	—	72	—	Short-term investments and cash equivalents
Foreign government securities	114	—	114	—	Short-term investments
Foreign currency derivatives	37	—	37	—	Other current assets and other assets
Deferred compensation plan assets (a)	9	9	—	—	Other assets
Total assets at fair value	$2,013	$922	$1,091	$—
Liabilities
Foreign currency derivatives	4	—	4	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	10	10	—	—	Other liabilities
Total liabilities at fair value	$14	$10	$4	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of March 31, 2016	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$345	$345	$—	$—	Cash equivalents
Money market funds	143	143	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	623	—	623	—	Short-term investments and cash equivalents
U.S. Treasury securities	407	407	—	—	Short-term investments and cash equivalents
U.S. agency securities	170	—	170	—	Short-term investments and cash equivalents
Commercial paper	81	—	81	—	Short-term investments and cash equivalents
Foreign government securities	122	—	122	—	Short-term investments and cash equivalents
Foreign currency derivatives	16	—	16	—	Other current assets and other assets
Deferred compensation plan assets (a)	8	8	—	—	Other assets
Total assets at fair value	$1,915	$903	$1,012	$—
Liabilities
Foreign currency derivatives	10	—	10	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	9	9	—	—	Other liabilities
Total liabilities at fair value	$19	$9	$10	$—

(a)
The Deferred Compensation Plan assets consist of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, for additional information regarding our Deferred Compensation Plan.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of June 30, 2016 and March 31, 2016, our cash and cash equivalents were $2,042 million and $2,493 million, respectively. Cash equivalents were valued at their carrying amounts as they approximate fair value due to the short maturities of these financial instruments.
Short-Term Investments
Short-term investments consisted of the following as of June 30, 2016 and March 31, 2016 (in millions):

	As of June 30, 2016				As of March 31, 2016
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$709	$2	$—	$711	$620	$1	$—	$621
U.S. Treasury securities	350	2	—	352	389	1	—	390
U.S. agency securities	154	1	—	155	167	—	—	167
Commercial paper	53	—	—	53	50	—	—	50
Foreign government securities	114	—	—	114	113	—	—	113
Short-term investments	$1,380	$5	$—	$1,385	$1,339	$2	$—	$1,341

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of June 30, 2016 and March 31, 2016 (in millions):

	As of June 30, 2016		As of March 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$661	$661	$571	$571
Due in 1-2 years	400	402	461	462
Due in 2-3 years	314	317	295	296
Due in 3-4 years	5	5	12	12
Short-term investments	$1,380	$1,385	$1,339	$1,341

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
We transact business in various foreign currencies and have significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign currency forward contracts, generally with maturities of 18 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in certain foreign currencies. Our cash flow risks are primarily related to fluctuations in the Euro, British pound sterling, Canadian dollar, Swedish krona, Australian dollar, Chinese yuan and South Korean won. In addition, we utilize foreign currency forward contracts to mitigate foreign exchange risk associated with foreign-currency-denominated monetary assets and liabilities, including third party receivables and payables as well as intercompany balances. The foreign currency forward contracts not designated as hedging instruments generally have a contractual term of approximately 3 months or less and are transacted near month-end. We do not use foreign currency forward contracts for speculative trading purposes.
Cash Flow Hedging Activities
Certain of our forward contracts are designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression analysis, as well as other timing and probability criteria. To qualify for hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The derivative assets or liabilities associated with our hedging activities are recorded at fair value in other current assets/other assets, or accrued and other current liabilities/other liabilities, respectively, on our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the gains or losses in accumulated other comprehensive income (loss) are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to interest and other income (expense), net, in our Condensed Consolidated Statements of Operations.
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of June 30, 2016			As of March 31, 2016
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$114	$1	$2	$148	$5	$1
Forward contracts to sell	$834	$36	$2	$685	$11	$9

The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations was a gain of $6 million for the three months ended June 30, 2016 and a gain of $3 million for the three months ended June 30, 2015.
During the three months ended June 30, 2016 and 2015, we reclassified an immaterial amount of the ineffective portion of gains or losses resulting from changes in fair value into interest and other income (expense), net.
The amount excluded from the assessment of hedge effectiveness during three months ended June 30, 2016 and 2015 and recognized in interest and other income (expense), net, was immaterial.
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of June 30, 2016			As of March 31, 2016
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$132	$—	$—	$108	$—	$—
Forward contracts to sell	$175	$—	$—	$159	$—	$—

The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2016 and 2015 was immaterial, and is included in interest and other income (expense), net.

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended June 30, 2016 and 2015 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2016	$1	$14	$(31)	$(16)
Other comprehensive income (loss) before reclassifications	2	28	(5)	25
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6)	—	(6)
Total other comprehensive income (loss), net of tax	2	22	(5)	19
Balance as of June 30, 2016	$3	$36	$(36)	$3

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2015	$(3)	$21	$(16)	$2
Other comprehensive income (loss) before reclassifications	(1)	(13)	1	(13)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3)	—	(3)
Total other comprehensive income (loss), net of tax	(1)	(16)	1	(16)
Balance as of June 30, 2015	$(4)	$5	$(15)	$(14)

The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2016 and 2015 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
(Gains) losses on cash flow hedges from forward contracts
Net revenue	$(5)	$(8)
Research and development	(1)	5
Total amount reclassified, net of tax	$(6)	$(3)

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the three months ended June 30, 2016 are as follows (in millions):

	As of March 31, 2016	Activity	Effects of Foreign Currency Translation	As of June 30, 2016
Goodwill	$2,078	$—	$(2)	$2,076
Accumulated impairment	(368)	—	—	(368)
Total	$1,710	$—	$(2)	$1,708
Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. Goodwill is not amortized, but rather subject to at least an annual assessment for impairment by applying a fair value-based test.

Acquisition-related intangibles consisted of the following (in millions):

	As of June 30, 2016			As of March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$412	$(382)	$30	$412	$(368)	$44
Trade names and trademarks	106	(94)	12	106	(93)	13
Registered user base and other intangibles	5	(5)	—	5	(5)	—
Carrier contracts and related	85	(85)	—	85	(85)	—
Total	$608	$(566)	$42	$608	$(551)	$57
Amortization of intangibles for the three months ended June 30, 2016 and 2015 are classified in the Condensed Consolidated Statement of Operations as follows (in millions):

	Three Months Ended June 30,
	2016	2015
Cost of service and other	$8	$8
Cost of product	5	4
Operating expenses	2	1
Total	$15	$13
Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from 2 to 14 years. As of June 30, 2016 and March 31, 2016, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 1.5 years and 1.6 years, respectively.
As of June 30, 2016, future amortization of acquisition-related intangibles that will be recorded in the Condensed Consolidated Statement of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2017 (remaining nine months)	$23
2018	17
2019	2
Total	$42

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
During the three months ended June 30, 2016 and 2015, we did not recognize any material losses or impairment charges on royalty-based commitments, respectively.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of June 30, 2016	As of March 31, 2016
Other current assets	$99	$54
Other assets	60	63
Royalty-related assets	$159	$117
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

	As of June 30, 2016	As of March 31, 2016
Accrued royalties	$126	$159
Other liabilities	118	118
Royalty-related liabilities	$244	$277
As of June 30, 2016, we were committed to pay approximately $1,385 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 11 for further information on our developer and licensor commitments.

(8) BALANCE SHEET DETAILS
Inventories
Inventories as of June 30, 2016 and March 31, 2016 consisted of (in millions):

	As of June 30, 2016	As of March 31, 2016
Finished goods	$26	$32
Raw materials and work in process	—	1
Inventories	$26	$33

Property and Equipment, Net
Property and equipment, net, as of June 30, 2016 and March 31, 2016 consisted of (in millions):

	As of June 30, 2016	As of March 31, 2016
Computer, equipment and software	$695	$684
Buildings	316	313
Leasehold improvements	129	129
Equipment, furniture and fixtures, and other	80	80
Land	61	61
Construction in progress	8	15
	1,289	1,282
Less: accumulated depreciation	(854)	(843)
Property and equipment, net	$435	$439
During the three months ended June 30, 2016 and 2015, depreciation expense associated with property and equipment was $29 million and $30 million, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of June 30, 2016 and March 31, 2016 consisted of (in millions):

	As of June 30, 2016	As of March 31, 2016
Other accrued expenses	$204	$218
Accrued compensation and benefits	196	256
Accrued royalties	126	159
Deferred net revenue (other)	71	77
Accrued and other current liabilities	$597	$710
Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
Deferred Net Revenue (Online-Enabled Games)
Deferred net revenue (online-enabled games) was $873 million and $1,458 million as of June 30, 2016 and March 31, 2016, respectively. Deferred net revenue (online-enabled games) generally includes the unrecognized revenue from bundled sales of online-enabled games for which we do not have vendor-specific objective evidence of fair value (“VSOE”) for the obligation to provide unspecified updates. We recognize revenue from the sale of online-enabled games for which we do not have VSOE for the unspecified updates on a straight-line basis, generally over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally-distributed games. However, we expense the cost of revenue related to these transactions generally during the period in which the product is delivered (rather than on a deferred basis).

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
In the fourth quarter of fiscal year 2016, we determined that the positive evidence overcame any negative evidence and concluded that it was more likely than not that the U.S. deferred tax assets were realizable. As a result, we released the valuation allowance against all of the U.S. federal deferred tax assets and a portion of the U.S. state deferred tax assets during the fourth quarter of fiscal year 2016, and we continue to believe those deferred tax assets are realizable as of June 30, 2016. We maintain a valuation allowance related to specific U.S. state deferred tax assets and foreign capital loss carryovers, due to uncertainty about the future realization of these assets.
The provision for income taxes reported for the three months ended June 30, 2016 is based on our projected annual effective tax rate for fiscal year 2017, and also includes certain discrete items recorded during the period. Our effective tax rate for the three months ended June 30, 2016 was 20.3 percent as compared to 13.2 percent, for the same period of fiscal year 2016. The effective tax rate for the three months ended June 30, 2016 was reduced, when compared to the statutory rate of 35.0 percent, due primarily to non-U.S. profits subject to a reduced or zero tax rate. The effective tax rate for the three months ended June 30, 2015 was reduced, when compared to the statutory rate of 35.0 percent, by the utilization of U.S. deferred tax assets which were subject to a valuation allowance and non-U.S. profits subject to a reduced or zero tax rate. Conversely, the effective tax rate for the three months ended June 30, 2015 was increased due to a discrete expense of $40 million for excess tax benefits from stock-based compensation deductions allocated directly to contributed capital. The effective tax rate for the three months ended June 30, 2016 differs from the same period in fiscal year 2016 primarily due to the utilization of U.S. deferred tax assets which were subject to a valuation allowance and the discrete expense of $40 million for excess tax benefits from stock-based compensation deductions allocated directly to contributed capital in fiscal year 2016.

During the three months ended June 30, 2016, we recorded a net increase of $8 million in gross unrecognized tax benefits. The total gross unrecognized tax benefits as of June 30, 2016 is $339 million. A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of June 30, 2016, if recognized, approximately $312 million of the unrecognized tax benefits would affect our effective tax rate and approximately $27 million would result in adjustments to deferred tax assets with corresponding adjustments to the valuation allowance.

During the three months ended June 30, 2016, we recorded a net increase of $1 million for accrued interest and penalties related to tax positions taken on our tax returns. As of June 30, 2016, the combined amount of accrued interest and penalties related to uncertain tax positions included in income tax obligations on our Condensed Consolidated Balance Sheet was approximately $15 million.
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
We are also currently under income tax examination in the United Kingdom for fiscal years 2010 through 2014, and in France for fiscal years 2014 through 2016. We remain subject to income tax examination for several other jurisdictions including in Germany for fiscal years after 2012, in the United Kingdom for fiscal years after 2014, in Canada for fiscal years after 2008, and in Switzerland for fiscal years after 2007.

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

(10) FINANCING ARRANGEMENT
0.75% Convertible Senior Notes Due 2016
In July 2011, we issued $632.5 million aggregate principal amount of 0.75% Convertible Senior Notes due 2016 (the “Convertible Notes”). The Convertible Notes matured on July 15, 2016. The Convertible Notes were senior unsecured obligations which paid interest semiannually in arrears at a rate of 0.75% per annum on January 15 and July 15 of each year.

The Convertible Notes were convertible into cash and shares of our common stock based on an initial conversion value of 31.5075 shares of our common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $31.74 per share). Upon conversion of the Convertible Notes, holders received cash up to the principal amount of each Convertible Note, and any excess conversion value was delivered in shares of our common stock. The Convertible Notes do not contain any financial covenants.
The carrying value of the Convertible Notes continued to be classified as a current liability and the excess of the principal amount over the carrying value of the Convertible Notes continued to be classified in temporary equity in the Condensed Consolidated Balance Sheets as of June 30, 2016.
Upon conversion of any Convertible Notes, we delivered cash up to the principal amount of the Convertible Notes and any excess conversion value was delivered in shares of our common stock. During the three months ended June 30, 2016, approximately $27 million principal value of the Convertible Notes were converted by holders thereof. During the three months ended June 30, 2016, we repaid $27 million of the principal balance of the Convertible Notes and issued approximately 0.4 million shares of common stock to noteholders with a fair value of $29 million, resulting in a loss on extinguishment of $0.3 million. We also received and cancelled approximately 0.4 million shares of common stock from the exercise of the Convertible Note Hedge during the three months ended June 30, 2016. Based on the closing price of our common stock of $75.87 at the end of the quarter ended June 30, 2016, the if-converted value of our Convertible Notes outstanding in aggregate exceeded their principal amount by $189 million.
The carrying and fair values of the Convertible Notes are as follows (in millions):

	As of June 30, 2016	As of March 31, 2016
Principal amount of Convertible Notes	$136	$163
Unamortized debt discount of the liability component	—	(2)
Net carrying value of Convertible Notes	$136	$161

Fair value of Convertible Notes (Level 2)	$312	$338

Subsequent to the quarter ended June 30, 2016, we repaid the remaining principal balance on the Convertible Notes of $136 million and issued approximately 2.5 million shares of common stock to noteholders on the final maturity date of July 15, 2016. We also received and cancelled approximately 2.5 million shares of common stock from the exercise of the Convertible Note Hedge on July 15, 2016.
Convertible Note Hedge and Warrants Issuance
In July 2011, we entered into certain agreements designed to reduce the potential dilution with respect to our common stock upon conversion of the Convertible Notes (“the Convertible Note Hedge”). We paid $107 million for the Convertible Note Hedge, which was recorded as an equity transaction. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provided us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock equal to the number of shares of our common stock that notionally underlie the Convertible Notes at a strike price of $31.74, which corresponds to the conversion price of the Convertible Notes. During the quarter ended June 30, 2016, we received 0.4 million shares of our common stock under the Convertible Note Hedge.
Separately, in July 2011 we also entered into privately negotiated warrant transactions with certain counterparties whereby we sold to independent third parties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments that are substantially the same as the anti-dilution provisions contained in the Convertible Notes, up to 19.9 million shares of our common stock (which is also equal to the number of shares of our common stock that notionally underlie the Convertible Notes), with a strike price of $41.14. The Warrants have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock exceeds $41.14 on or prior to the expiration date of the Warrants. The Warrants automatically exercise over a 60 trading day period beginning on October 17, 2016. Based on the closing price of our common stock of $75.87 at the end of the quarter ended June 30, 2016, approximately 9.1 million shares of our common stock would be issuable to Warrants holders. The actual amount of shares issuable upon exercise will be determined based upon the market price of our common stock during the 60 day trading period beginning on October 17, 2016. We received proceeds of $65 million from the sale of the Warrants in fiscal year 2012.
Effect of conversion on earning per share (“EPS”)
The Convertible Notes had no impact on diluted EPS for periods where the average quarterly price of our common stock is below the conversion price of $31.74 per share. Prior to conversion, we included the effect of the additional potential dilutive shares if our common stock price exceeded $31.74 per share using the treasury stock method. If the average price of our common stock exceeds $41.14 per share for a quarterly period, we also include the effect of the additional potential dilutive shares related to the Warrants using the treasury stock method. Prior to conversion, the Convertible Note Hedge was not considered for purposes of the EPS calculation, as its effect would have been anti-dilutive. Upon conversion, the Convertible Note Hedge offset the dilutive effect of the Notes when the stock price was above $31.74 per share. See Note 13 for additional information related to our EPS.
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
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of June 30, 2016	As of March 31, 2016
Senior Notes:
3.70% Senior Notes due 2021	$600	$600
4.80% Senior Notes due 2026	400	400
Total principal amount	$1,000	$1,000
Unaccreted discount	(2)	(2)
Unamortized debt issuance costs	(9)	(9)
Net carrying value of Senior Notes	$989	$989

Fair value of Senior Notes (Level 2)	$1,073	$1,039

As of June 30, 2016, the remaining life of the 2021 Notes and 2026 Notes is approximately 4.7 years and 9.7 years, respectively.

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

As of June 30, 2016, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for the three months ended June 30, 2016 and 2015 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,
	2016	2015
Amortization of debt discount	(1)	(6)
Amortization of debt issuance costs	(1)	(1)
Coupon interest expense	(11)	(1)
Total interest expense	$(13)	$(8)

(11) COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of June 30, 2016, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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

The following table summarizes our minimum contractual obligations as of June 30, 2016 (in millions):

		Fiscal Years Ending March 31,
		2017
		(Remaining
	Total	nine mos.)	2018	2019	2020	2021	2022	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,387	$134	$302	$277	$240	$193	$185	$56
Marketing commitments	378	60	53	84	65	68	48	—
Operating leases	247	29	38	34	31	29	23	63
0.75% Convertible Senior Notes due 2016 interest (a)	—	—	—	—	—	—	—	—
Senior Notes interest	290	28	41	41	41	41	20	78
Other purchase obligations	97	26	18	12	8	6	5	22
Total unrecognized commitments	2,399	277	452	448	385	337	281	219

Recognized commitments
0.75% Convertible Senior Notes due 2016 principal and interest (a)	136	136	—	—	—	—	—	—
Senior Notes principal and interest	1,014	14	—	—	—	600	—	400
Licensing and lease obligations (b)	142	17	23	24	25	26	27	—
Total recognized commitments	1,292	167	23	24	25	626	27	400

Total commitments	$3,691	$444	$475	$472	$410	$963	$308	$619

(a)
Subsequent to the quarter ended June 30, 2016, we repaid the remaining principal and interest balance on the Convertible Notes of $136 million. See Note 10 for additional information regarding our Convertible Notes.

(b)
Lease commitments have not been reduced for approximately $2 million due in the future from third parties under non-cancelable sub-leases. See Note 7 for additional information regarding recognized obligations from our licensing-related commitments.

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of June 30, 2016; however, certain payment obligations may be accelerated depending on the performance of our operating results. Up to $32 million of the unrecognized amounts in the table above may be payable, at the licensor’s election, in shares of our common stock, subject to a $10 million maximum during any fiscal year. The number of shares to be issued will be based on fair market value at the time of issuance.
In addition to what is included in the table above, as of June 30, 2016, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $88 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

Subsequent to June 30, 2016, we entered into various licensor and marketing agreements with third parties, which contingently commits us to pay approximately $325 million at various dates through fiscal year 2023.
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
There were no ESPP shares issued during the three months ended June 30, 2016 and 2015. There were an insignificant number of stock options granted during the three months ended June 30, 2016 and 2015.

The estimated assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Three Months Ended June 30,
	2016	2015
Risk-free interest rate	0.8%	1.0%
Expected volatility	16 - 57%	14 - 50%
Weighted-average volatility	29%	26%
Expected dividends	None	None

Stock-Based Compensation Expense
Employee stock-based compensation expense recognized during the three months ended June 30, 2016 and 2015 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, and the ESPP included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,
	2016	2015
Cost of revenue	$1	$—
Research and development	27	$26
Marketing and sales	7	5
General and administrative	13	14
Stock-based compensation expense	$48	$45

During the three months ended June 30, 2016, we recognized a $9 million deferred income tax benefit related to our stock-based compensation expense. During the three months ended June 30, 2015, we did not recognize any benefit from income taxes related to our stock-based compensation expense due to the U.S. valuation allowance.
As of June 30, 2016, our total unrecognized compensation cost related to restricted stock units and market-based restricted stock units (collectively referred to as “restricted stock rights”) was $383 million and is expected to be recognized over a weighted-average service period of 1.9 years. Of the $383 million of unrecognized compensation cost, $56 million relates to market-based restricted stock units. As of June 30, 2016, our total unrecognized compensation cost related to stock options was $7 million and is expected to be recognized over a weighted-average service period of 1.2 years.
During the three months ended June 30, 2016 and 2015, we recognized $33 million and $40 million, respectively, of excess tax benefit from stock-based compensation deductions; this amount is reported in the financing activities on our Condensed Consolidated Statement of Cash Flows.

Stock Options
The following table summarizes our stock option activity for the three months ended June 30, 2016:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2016	3,278	$35.09
Granted	1	62.89
Exercised	(142)	30.69
Forfeited, cancelled or expired	(26)	35.90
Outstanding as of June 30, 2016	3,111	$35.30	5.27	$126
Vested and expected to vest	3,030	$35.41	5.20	$123
Exercisable as of June 30, 2016	2,381	$36.55	4.53	$94
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of June 30, 2016, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Rights
The following table summarizes our restricted stock rights activity, excluding market-based restricted stock unit activity which is discussed below, for the three months ended June 30, 2016:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2016	7,157	$44.04
Granted	2,033	74.75
Vested	(3,037)	35.00
Forfeited or cancelled	(193)	51.92
Outstanding as of June 30, 2016	5,960	$58.87

The weighted-average grant date fair values of restricted stock rights granted during the three months ended June 30, 2016 and 2015 were $74.75 and $62.64, respectively.

Market-Based Restricted Stock Units
Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the market-based restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be received at vesting will range from zero percent to 200 percent of the target number of market-based restricted stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period, generally over a one-year, two-year cumulative and three-year cumulative period. In the table below, we present shares granted at 100 percent of target of the number of market-based restricted stock units that may potentially vest. The maximum number of shares of common stock that could vest is approximately 0.7 million for market-based restricted stock units granted during the three months ended June 30, 2016. As of June 30, 2016, the maximum number of shares that could vest is approximately 1.3 million for market-based restricted stock units outstanding.
The following table summarizes our market-based restricted stock unit activity for the three months ended June 30, 2016:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2016	636	$64.49
Granted	353	98.04
Vested	(558)	50.08
Vested above target	238	44.99
Forfeited or cancelled	(4)	79.81
Outstanding as of June 30, 2016	665	$87.31
Stock Repurchase Program
In May 2014, a special committee of our Board of Directors, on behalf of the full Board of Directors, authorized a two-year program to repurchase up to $750 million of our common stock. Since inception, we repurchased approximately 9.2 million shares for approximately $394 million under this program.

In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. This stock repurchase program, which expires on May 31, 2017, supersedes and replaces the stock repurchase authorization approved in May 2014. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended June 30, 2016, we repurchased approximately 1.9 million shares for approximately $129 million under this program. We continue to actively repurchase shares.

The following table summarizes total shares repurchased during the three months ended June 30, 2016 and 2015:

	May 2014 Program		May 2015 Program		Total
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Three months ended June 30, 2016	—	$—	1.9	$129	1.9	$129
Three months ended June 30, 2015	1.0	$57	1.2	$75	2.2	$132

(13) EARNINGS PER SHARE
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

	Three Months Ended June 30,
(In millions, except per share amounts)	2016	2015
Net income	$440	$442
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	301	311
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	4	8
Dilutive potential common shares related to the Convertible Notes	2	10
Dilutive potential common shares related to the Warrants	8	6
Weighted-average common stock outstanding — diluted	315	335
Earnings per share:
Basic	$1.46	$1.42
Diluted	$1.40	$1.32

For the three months ended June 30, 2016 and 2015, an immaterial amount of options to purchase, restricted stock units and restricted stock to be released were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Electronic Arts Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of July 2, 2016, and the related condensed consolidated statements of operations, comprehensive income (loss), and cash flows for the three-month periods ended July 2, 2016 and July 4, 2015. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Electronic Arts Inc. and subsidiaries as of April 2, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 26, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 2, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/   KPMG LLP

Santa Clara, California
August 9, 2016

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, made in this Quarterly Report are forward looking. Examples of forward-looking statements include statements related to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, including our intended product releases, and may include certain assumptions that underlie the forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate” (and the negative of any of these terms), “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Our actual results could differ materially from those in the forward-looking statements. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed in this report under the heading “Risk Factors” in Part II, Item 1A, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 as filed with the Securities and Exchange Commission (“SEC”) on May 27, 2016 and in other documents we have filed with the SEC.

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended June 30, 2016, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 as filed with the SEC on May 27, 2016 and in other documents we have filed with the SEC.
About Electronic Arts
We are a global leader in digital interactive entertainment. We develop, market, publish and distribute games content and services that can be played by consumers on a variety of platforms, which include consoles (such as the PlayStation from Sony and the Xbox from Microsoft), PCs, mobile phones and tablets. Some of our games are based on our wholly-owned intellectual property (e.g., Battlefield, Mass Effect, Need for Speed, The Sims and Plants vs. Zombies), and some of our games leverage content that we license from others (e.g., FIFA, Madden NFL and Star Wars). We also publish and distribute games developed by third parties (e.g., Titanfall). Our products and services may be purchased through multiple distribution channels, including physical and online retailers, platform providers such as console manufacturers, providers of free-to-download PC games, mobile carriers and directly through Origin, our own digital distribution platform.
Financial Results
Our key financial results for our quarter ended June 30, 2016 were as follows:

•	Total net revenue was $1,271 million, up 6 percent year-over-year. On a constant currency basis, we estimate that total net revenue would have been $1,354 million, up 13 percent year over year.

•	Digital revenue was $689 million, up 11 percent year-over-year.

•	International net revenue was $746 million, up 7 percent year-over-year.

•	Gross margin was 85.9 percent.

•	Operating expenses were $532 million.

•	Net income was $440 million, with diluted earnings per share of $1.40.

•	Total cash, cash equivalents and short-term investments was $3,427 million.

From time to time, we will make comparisons of current periods to prior periods with reference to constant currency. Constant currency comparisons are based on translating local currency amounts in the current period at actual foreign exchange rates from the prior comparable period. We evaluate our financial performance on a constant currency basis in order to facilitate period-to-period comparisons without regard to the impact of changing foreign currency exchange rates.

Trends in Our Business

Digital Transformation. Our business continues to transform from a traditional packaged goods business model to one in which our games and services are sold and delivered digitally, with additional content, features and services helping to extend the life of our packaged goods and digital games. For example, the Ultimate Team mode incorporated into iterations of our FIFA, Madden NFL and NHL franchises and expansion packs available digitally for our Star Wars, Battlefield and Sims franchises have kept many of our players engaged with those games for longer periods of time. Our digital transformation is also creating opportunities in platforms, content models and modalities of play. For example, we have leveraged franchises typically associated with consoles and traditional PC gaming, such as FIFA, Madden NFL, The Sims, SimCity and Star Wars, to create mobile and PC free-to-download games that are monetized through a business model through which we sell incremental content and/or features in discrete transactions. We also provide our EA Access service for the Xbox One and Origin Access service on PC which offer players access to a selection of EA games and other benefits for a monthly or annual fee.

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

Foreign Currency Exchange Rates. International sales are a fundamental part of our business, and the strengthening of the U.S. dollar (particularly relative to the Euro, British pound sterling, Australian dollar, Chinese yuan and South Korean won) has a negative impact on our reported international net revenue, but a positive impact on our reported international operating expenses (particularly the Swedish krona and Canadian dollar) because these amounts are translated at lower rates as compared to periods in which the U.S. Dollar is weaker. Volatility in exchange rates is still very high by historical standards, and macroeconomic events like the United Kingdom’s vote to leave the European Union are injecting even more uncertainty - the British pound sterling fell at the end of the quarter ended June 30, 2016. While we use foreign currency hedging contracts to mitigate some foreign currency exchange risk, these activities are limited in the protection that they provide us and can themselves result in losses. We estimate that foreign currency exchange rates had a negative impact of $266 million on our reported net revenue during fiscal year 2016 as compared to fiscal year 2015, but the strengthening of the U.S. dollar had a positive impact of $113 million on our reported operating expenses as a significant portion of those expenses are incurred outside the United States.

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
We track an estimate of monthly active users (“MAUs”) for our mobile business, which we believe is a useful indicator of player engagement trends for that business. For the three months ended June 30, 2016, we had average MAUs of over 130 million. MAUs are the aggregate number of individuals who accessed a particular game on a particular device in the last 30 days as of the measurement date. For our calculation, an individual who either plays two of our games on a single device, or the same game on two devices in the relevant period, would be counted as two users. Average MAUs for a particular period is the average of the MAUs at each month-end during that period. MAUs are calculated using internal company data based on tracking the activity of user accounts. We also include in this calculation data provided by our third party publishing partners for certain games that we develop but we exclude information from third party titles that we publish. From time to time, we adjust the calculation for user activity that is inconsistent with our methodology. We believe that the numbers are reasonable estimates of our user base for the applicable period of measurement; however, factors relating to user activity may impact these numbers. Our methodology for calculating MAUs may differ from the methodology used by other companies to calculate this metric.

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

Recent Developments
Stock Repurchase Program. In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. This stock repurchase program expires on May 31, 2017. During the three months ended June 30, 2016, we repurchased approximately 1.9 million shares for approximately $129 million under this program. As of June 30, 2016, we had $410 million remaining under this program. We continue to actively repurchase shares.

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

With respect to the allocated service revenue from sales of software games with a matchmaking service mentioned above, our allocation of proceeds between product and service revenue for presentation purposes is based on management’s best estimate of the selling price of the matchmaking service with the residual value allocated to product revenue. Our estimate of the selling price of the matchmaking service is comprised of several factors including, but not limited to, prior selling prices for the matchmaking service, prices charged separately by other third-party vendors for similar service offerings, and a cost-plus-

margin approach. We review the estimated selling price of the online matchmaking service on a regular basis and use this methodology consistently to allocate revenue between product and service for software game sales with a matchmaking service.

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

Estimated Offering Period

Because the offering period is not an explicitly defined period, we must make an estimate of the offering period. Determining the estimated offering period is inherently subjective and is subject to regular revision based on historical online usage. For example, in determining the estimated offering period for unspecified updates associated with our online-enabled games, we consider the period of time consumers are online as online connectivity is required. On an annual basis, we review consumers’ online gameplay of all online-enabled games that have been released 12 to 24 months prior to the evaluation date. For example, if our evaluation date is April 1, 2016, we evaluate all online-enabled games released between April 1, 2014 and March 31, 2015. Based on this population of games, for all players that register the game online within the first six months of release of the game to the general public, we compute the weighted-average number of days for each online-enabled game, based on when a player initially registers the game online to when that player last plays the game online. We then compute the weighted-average number of days for all online-enabled games by multiplying the weighted-average number of days for each online-enabled game by its relative percentage of total units sold from these online-enabled games (i.e., a game with more units sold will have a higher weighting to the overall computation than a game with fewer units sold). Under a similar computation, we also consider the estimated period of time between the date a game unit is sold to a reseller and the date the reseller sells the game unit to an end consumer (i.e., time in channel). Based on these two calculations we then consider the method of distribution. For example, physical software games sold at retail would have a composite offering period equal to the online gameplay plus time in channel as opposed to digitally distributed software games which are delivered immediately via digital download and thus have no concept of channel. Additionally, we consider results from prior analyses, known and expected online gameplay trends, as well as disclosed service periods for competitors’ games in determining the estimated offering period for future sales.

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
In the fourth quarter of fiscal year 2016, we realized significant U.S. pre-tax income for both the fourth quarter and the fiscal year ended March 31, 2016. As of March 31, 2016, we had reported positive operating performance in the U.S. for two consecutive fiscal years and had also reported a cumulative three-year U.S. pre-tax profit. In addition, during the fourth quarter of fiscal year 2016, we completed our financial plan for fiscal year 2017 and expect continued positive operating performance in the U.S. We also considered forecasts of future taxable income and evaluated the utilization of tax credit carryforwards prior to their expiration. After considering these factors, we determined that the positive evidence overcame any negative evidence and concluded that it was more likely than not that the U.S. deferred tax assets were realizable. As a result, we released the valuation allowance against all of the U.S. federal deferred tax assets and a portion of the U.S. state deferred tax assets during the fourth quarter of fiscal year 2016. We continue to maintain a valuation allowance related to specific U.S. state deferred tax assets and foreign capital loss carryovers, due to uncertainty about the future realization of these assets.
Historically, we have considered all undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. taxes have been provided thereon. During the fourth quarter of fiscal year 2016 we reevaluated our intent to indefinitely reinvest all earnings of foreign subsidiary companies, and concluded that a portion of earnings of certain subsidiaries will no longer be considered to be indefinitely reinvested. We currently intend to continue to indefinitely reinvest a substantial majority of the undistributed earnings of our foreign subsidiaries outside of the United States.
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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2017 contains 52 weeks and ends on April 1, 2017. Our results of operations for the fiscal year ended March 31, 2016 contained 53 weeks and ended on April 2, 2016. Our results of operations for the three months ended June 30, 2016 contained 13 weeks and ended on July 2, 2016. Our results of operations for the three months ended June 30, 2015 contained 14 and ended on July 4, 2015. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
Net Revenue
Net revenue consists of sales generated from (1) video games sold as packaged goods or as digital downloads and designed for play on consoles (such as the PlayStation from Sony and the Xbox from Microsoft) and PCs, (2) video games for mobile phones and tablets, (3) separate software products and extra-content and online game services associated with these products, (4) licensing our game software to third parties, (5) allowing other companies to manufacture and sell our products in conjunction with other products, and (6) advertisements on our online web pages and in our games.

We provide two different measures of our Net Revenue. (1) Net Revenue by Product revenue and Service and other revenue, and (2) Net Revenue by Revenue Composition, which is primarily based on method of distribution.  Management places a greater emphasis and focus on assessing our business through a review of the Net Revenue by Revenue Composition (Packaged goods and other, and Digital) than by Net Revenue by Product revenue and Service and other revenue.

Net Revenue Quarterly Analysis

Net Revenue

For the three months ended June 30, 2016, net revenue was $1,271 million and increased $68 million, or 6 percent, as compared to the three months ended June 30, 2015. This increase was driven by a $307 million increase in revenue primarily from the Star Wars, Need for Speed and UFC franchises. This increase was partially offset by a $239 million decrease in revenue primarily from the Dragon Age, Battlefield and The Sims franchises.

Net Revenue by Product Revenue and Service and Other Revenue

Our net revenue by product revenue and service and other revenue for the three months ended June 30, 2016 and 2015 was as follows (in millions):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Net revenue:
Product	$684	$743	$(59)	(8)%
Service and other	587	460	127	28%
Total net revenue	$1,271	$1,203	$68	6%

Product Revenue

For the three months ended June 30, 2016, product revenue was $684 million, primarily driven by FIFA 16, Star Wars Battlefront and Madden NFL 16. Product revenue decreased $59 million, or 8 percent, as compared to the three months ended June 30, 2015. This decrease was driven by a $264 million decrease primarily from the Dragon Age, Battlefield and FIFA franchises. This decrease was partially offset by a $205 million increase primarily from Star Wars Battlefront and the UFC franchise.
Service and Other Revenue
For the three months ended June 30, 2016, service and other revenue was $587 million, primarily driven by FIFA Ultimate Team and Need for Speed 2015. Service and other revenue for the three months ended June 30, 2016 increased $127 million, or 28 percent, as compared to the three months ended June 30, 2015. This increase was driven by a $165 million increase primarily from Need for Speed 2015, FIFA Ultimate Team and the Star Wars franchise. This increase was partially offset by a $38 million decrease primarily from The Simpsons Tapped Out and the Titanfall franchise.

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

Our net revenue by revenue composition for the three months ended June 30, 2016 and 2015 was as follows (in millions):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change

Full game downloads	$137	$119	$18	15%
Extra content	300	291	9	3%
Subscriptions, advertising, and other	87	71	16	23%
Mobile	165	142	23	16%
Total Digital	$689	$623	$66	11%

Packaged goods and other	$582	$580	$2	—%
Net revenue	$1,271	$1,203	$68	6%

Net Revenue

Digital

Digital revenue includes full-game downloads, extra content, subscriptions, advertising and other, and mobile revenue. Digital revenue includes internally-developed and co-published game software distributed through our direct-to-consumer platform Origin, distributed wirelessly through mobile carriers, or licensed to our third-party publishing partners who distribute our games digitally.

For the three months ended June 30, 2016, digital Net Revenue was $689 million primarily driven by FIFA Ultimate Team, Madden Ultimate Team, and the Star Wars franchise. Extra content contributed $300 million to net revenue, benefiting from a change in deferred revenue of $42 million. Mobile generated $165 million in net revenue in the quarter, benefiting from a change in deferred revenue of $24 million. Full game downloads generated $137 million of net revenue, benefiting from a change in deferred revenue of $53 million. Finally, subscriptions, advertising, and other digital revenue contributed $87 million to net revenue.

Digital Net Revenue for the three months ended June 30, 2016 increased $66 million, or 11 percent, as compared to the three months ended June 30, 2015. This increase is due to (1) a $23 million or 16 percent increase in mobile sales primarily driven by Star Wars: Galaxy of Heroes, Madden NFL Mobile and Need for Speed No Limits, (2) a $18 million or 15 percent increase in full-game download sales primarily driven by Star Wars Battlefront, FIFA 16, and Need for Speed 2015, (3) a $16 million or 23 percent increase in subscription sales primarily by Battlefield Hardline Premium, and (4) a $9 million or 3 percent increase in extra content sales primarily driven by sales associated with our Ultimate Team game mode.

Packaged goods and other

Packaged goods revenue includes revenue from software that is distributed physically. This includes (1) revenue from our internally-developed and co-published game software distributed physically through traditional channels such as brick and mortar retailers, (2) our software licensing revenue from third parties (for example, makers of console platforms, personal computers or computer accessories) who include certain of our products for sale with their products (“OEM bundles”), and (3) revenue through our Switzerland distribution business. Other revenue includes our non-software licensing revenue.

For the three months ended June 30, 2016, packaged goods and other Net Revenue was $582 million, primarily driven by FIFA 16, Star Wars Battlefront, and Madden NFL 16. Packaged goods and other Net Revenue for the three months ended June 30, 2016 increased $2 million, or less than 1 percent, as compared to the three months ended June 30, 2015. This increase was driven by an increase in sales primarily from the Star Wars, Need for Speed and UFC franchises, partially offset by the Battlefield and FIFA franchises and Dragon Age: Inquisition.

Our Revenue Deferral and Recognition of Revenue Deferral, including the impact from related cash flow hedges, for the three months ended June 30, 2016 and 2015 was as follows (in millions):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Digital	$427	$369	$58	16%
Packaged goods and other	94	126	(32)	(25)%
Revenue Deferral	$521	$495	$26	5%

Digital	$(548)	$(460)	$(88)	19%
Packaged goods and other	(562)	(545)	(17)	3%
Recognition of Revenue Deferral	$(1,110)	$(1,005)	$(105)	10%

Digital	$(121)	$(91)	$(30)	33%
Packaged goods and other	(468)	(419)	(49)	12%
Change in deferred net revenue (online-enabled games)	$(589)	$(510)	$(79)	15%

Change in Deferred Net Revenue (online-enabled games)

Revenue Deferral

Digital

Revenue Deferral for the three months ended June 30, 2016 was $427 million, primarily driven by FIFA Ultimate Team, as well as Star Wars: Galaxy of Heroes and Star Wars Battlefront. Revenue Deferral for the three months ended June 30, 2016 increased $58 million, or 16 percent, as compared to the three months ended June 30, 2015. This increase was primarily due to an increase in Revenue Deferral due to FIFA Ultimate Team and the fiscal year 2016 launches of Star Wars Galaxy of Heroes and Star Wars Battlefront.

Packaged goods and other

Revenue Deferral for the three months ended June 30, 2016 was $94 million, primarily driven by FIFA 16, Mirror’s Edge and The Sims 4. Revenue Deferral for the three months ended June 30, 2016 decreased $32 million, or 25 percent, as compared to the three months ended June 30, 2015. This decrease was primarily due to a decrease in Revenue Deferral due to the strength of Battlefield Hardline, which launched during the last quarter of fiscal year 2015, and The Sims 4.

Recognition of Revenue Deferral

Digital

The Recognition of Revenue Deferral for the three months ended June 30, 2016 was $548 million, primarily driven by FIFA Ultimate Team, Star Wars Battlefront and Madden NFL 16. The Recognition of Revenue Deferral for the three months ended June 30, 2016 increased $88 million, or 19 percent, as compared to the three months ended June 30, 2015. This increase was primarily due to an increase in the Recognition of Revenue Deferral from Star Wars Battlefront and FIFA Ultimate Team.

Packaged goods and other

The Recognition of Revenue Deferral for the three months ended June 30, 2016 was $562 million, primarily driven by FIFA 16, Star Wars Battlefront and Madden NFL 16. The Recognition of Revenue Deferral for the three months ended June 30, 2016 increased $17 million, or 3 percent, as compared to the three months ended June 30, 2015. This increase was primarily a result of an increase in the Recognition of Revenue Deferral due to Star Wars Battlefront.

Cost of Revenue Quarterly Analysis

Cost of revenue for the three months ended June 30, 2016 and 2015 was as follows (in millions):

	June 30, 2016	% of Related Net Revenue	June 30, 2015	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$90	13.2%	$94	12.7%	(4.3)%	0.5%
Service and other	89	15.2%	79	17.2%	12.7%	(2.0)%
Total cost of revenue	$179	14.1%	$173	14.4%	3.5%	(0.3)%

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
Cost of product revenue remained relatively consistent in the three months ended June 30, 2016, as compared to the three months ended June 30, 2015.

Cost of Service and Other Revenue
Cost of service and other revenue consists primarily of (1) royalty costs, (2) data center, bandwidth and server costs associated with hosting our online games and websites, (3) inventory costs, (4) platform processing fees from operating our website-based games on third party platforms, and (5) credit card fees associated with our service revenue.

Cost of service and other revenue increased by $10 million, or 12.7 percent in the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The increase was primarily due to an increase in costs associated with FIFA Ultimate Team.

Total Cost of Revenue as a Percentage of Total Net Revenue
Total cost of revenue as a percentage of total net revenue remained relatively consistent during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

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
Research and development expenses for the three months ended June 30, 2016 and 2015 were as follows (in millions):

	June 30, 2016	% of Net Revenue	June 30, 2015	% of Net Revenue	$ Change	% Change
Three months ended	$294	23%	$296	25%	$(2)	(1)%

Research and development expenses decreased by $2 million, or 1 percent, during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Excluding the $8 million positive impact of foreign currency exchange rates, we estimate that research and development would have increased by $6 million. This $6 million increase was primarily due to a $15 million increase in contracted services due to development advances to third-party developers primarily related to

Star Wars, partially offset by an $8 million decrease in personnel-related costs primarily resulting from higher tax credits in the current quarter and due to the quarter ended June 30, 2016 containing 13 weeks of personnel costs as compared to 14 weeks in the prior fiscal year.

Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three months ended June 30, 2016 and 2015 were as follows (in millions):

	June 30, 2016	% of Net Revenue	June 30, 2015	% of Net Revenue	$ Change	% Change
Three months ended	$128	10%	$123	10%	$5	4%
Marketing and sales expenses increased by $5 million, or 4 percent, during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Excluding the $1 million positive impact of foreign currency exchange rates, we estimate that marketing and sales expenses would have increased by $6 million. This $6 million increase was driven by an increase in advertising and promotional spending during the three months ended June 30, 2016.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three months ended June 30, 2016 and 2015 were as follows (in millions):

	June 30, 2016	% of Net Revenue	June 30, 2015	% of Net Revenue	$ Change	% Change
Three months ended	$108	8%	$98	8%	$10	10%
General and administrative expenses increased by $10 million, or 10 percent, during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Excluding the $1 million positive impact of foreign currency exchange rates, we estimate that general and administrative expenses would have increased by $11 million. This $11 million increase was primarily due to a $5 million increase in facility-related expense and a $2 million increase in bad debt expense.

Income Taxes
Provision for income taxes for the three months ended June 30, 2016 and 2015 were as follows (in millions):

	June 30, 2016	Effective Tax Rate	June 30, 2015	Effective Tax Rate
Three months ended	$112	20.3%	$67	13.2%
The provision for income taxes reported for the three months ended June 30, 2016 is based on our projected annual effective tax rate for fiscal year 2017, and also includes certain discrete items recorded during the period. Our effective tax rate for the three months ended June 30, 2016 was a tax expense of 20.3 percent as compared to 13.2 percent, for the same period of fiscal year 2016. The effective tax rate for the three months ended June 30, 2016 was reduced, when compared to the statutory rate of 35.0 percent, due primarily to non-U.S. profits subject to a reduced or zero tax rate. The effective tax rate for the three months ended June 30, 2015 was reduced, when compared to the statutory rate of 35.0 percent, by the utilization of U.S. deferred tax assets which were subject to a valuation allowance and non-U.S. profits subject to a reduced or zero tax rate. Conversely, the effective tax rate for the three months ended June 30, 2015 was increased due to a discrete expense of $40 million for excess tax benefits from stock-based compensation deductions allocated directly to contributed capital. The effective tax rate for the three months ended June 30, 2016 differs from the same period in fiscal year 2016 primarily due to the utilization of U.S. deferred tax assets which were subject to a valuation allowance and the discrete expense of $40 million for excess tax benefits from stock-based compensation deductions allocated directly to contributed capital in fiscal year 2016.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of June 30, 2016	As of March 31, 2016	Increase/(Decrease)
Cash and cash equivalents	$2,042	$2,493	$(451)
Short-term investments	1,385	1,341	44
Total	$3,427	$3,834	$(407)
Percentage of total assets	52%	54%

	Three Months Ended June 30,
(In millions)	2016	2015	Change
Cash used in operating activities	$(248)	$(71)	$(177)
Cash used in investing activities	(81)	(140)	59
Cash used in financing activities	(119)	(47)	(72)
Effect of foreign exchange on cash and cash equivalents	(3)	—	(3)
Net decrease in cash and cash equivalents	$(451)	$(258)	$(193)
Changes in Cash Flow
Operating Activities. Cash used in operating activities increased by $177 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase is primarily driven by a $231 million decrease in accounts receivable collections due to the timing of game launches, in particular Battlefield Hardline, which launched in March 2015.
Investing Activities. Cash used in investing activities decreased by $59 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily driven by a $48 million decrease in the purchase of short-term investments and a $27 million increase in proceeds from the sales and maturities of short-term investments. This was partially offset by a $16 million increase in capital expenditures.
Financing Activities. Cash used in financing activities increased by $72 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to (1) a $41 million decrease in proceeds from the exercise of stock options, (2) $27 million repayment of our convertible senior notes, and (3) a $7 million decrease in excess tax benefit from stock-based compensation recognized during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of June 30, 2016, our short-term investments had gross unrealized gains of $5 million, or less than 1 percent of the total in short-term investments, and gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

Convertible Notes and Convertible Note Hedge
In July 2011, we issued $632.5 million aggregate principal amount of Convertible Notes, of which $136 million aggregate principal amount remained outstanding as of June 30, 2016. The Convertible Notes matured on July 15, 2016.
During the three months ended June 30, 2016, approximately $27 million principal value of the Convertible Notes were converted by holders thereof. During the three months ended June 30, 2016, we repaid $27 million of the principal balance of the Convertible Notes and issued approximately 0.4 million shares of common stock to noteholders with a fair value of $29 million, resulting in a loss on extinguishment of $0.3 million. We also received and cancelled approximately 0.4 million shares of common stock from the exercise of the Convertible Note Hedge during the three months ended June 30, 2016.
Subsequent to the quarter ended June 30, 2016, we repaid the remaining principal balance on the Convertible Notes of $136 million and issued approximately 2.5 million shares of common stock to noteholders on the final maturity date of July 15, 2016.

We also received and cancelled approximately 2.5 million shares of common stock from the exercise of the Convertible Note Hedge on July 15, 2016.
Warrants
We have outstanding Warrants with independent third parties to acquire up to 19.9 million shares of our common stock (which is also equal to the number of shares of our common stock that notionally underlie the Convertible Notes), with a strike price of $41.14. The Warrants have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock exceeds $41.14 on or prior to the expiration date of the Warrants. The Warrants automatically exercise over a 60 trading day period beginning on October 17, 2016. Based on the closing price of our common stock of $75.87 at the end of the end of the quarter ended June 30, 2016, approximately 9.1 million shares of our common stock would be issuable to Warrant holders. The actual amount of shares issuable upon exercise will be determined based upon the market price of our common stock during the 60 day trading period beginning on October 17, 2016.
Senior Notes
In February 2016, we issued $600 million aggregate principal amount of the 2021 Notes and $400 million aggregate principal amount of the 2026 Notes. We used the net proceeds of $989 million for general corporate purposes, including the payment of amounts due upon conversion of our Convertible Notes and the repurchase of our common stock, including under the $500 million stock repurchase program approved in February 2016 and completed in March 2016. The effective interest rate was 3.94% for the 2021 Notes and 4.97% for the 2026 Notes. Interest is payable semiannually in arrears, on March 1 and September 1 of each year, beginning on September 1, 2016.
Credit Facility
In March 2015, we entered into a $500 million senior unsecured revolving credit facility with a syndicate of banks. As of June 30, 2016, no amounts were outstanding under the credit facility.
See Note 10 - Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to the above items, which is incorporated by reference into this Item 2.
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
As of June 30, 2016, approximately $1.8 billion of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we may be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. This stock repurchase program expires on May 31, 2017. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended June 30, 2016, we repurchased approximately 1.9 million shares for approximately $129 million under this program. We continue to actively repurchase shares.

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

OFF-BALANCE SHEET COMMITMENTS
As of June 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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
Balance Sheet Hedging Activities. We use foreign currency forward contracts to mitigate foreign currency risk associated with foreign-currency-denominated monetary assets and liabilities, including third party receivables and payables as well as intercompany balances. The foreign currency forward contracts generally have a contractual term of three months or less and are transacted near month-end.
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
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of June 30, 2016, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $91 million and $183 million, respectively. As of June 30, 2016, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $28 million and $55 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially. See Note 4 - Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.
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

As of June 30, 2016, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of tax, in stockholders’ equity.

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of June 30, 2016, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of June 30, 2016	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$722	$718	$715	$711	$708	$704	$701
U.S. Treasury securities	359	357	353	352	348	346	342
U.S. agency securities	157	156	155	155	154	153	152
Commercial paper	54	54	54	53	53	53	53
Foreign government securities	116	115	115	114	114	113	113
Total short-term investments	$1,408	$1,400	$1,392	$1,385	$1,377	$1,369	$1,361

Item 4.	Controls and Procedures
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
Changes in internal control over financial reporting
There has been no change in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended June 30, 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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

We may be subject to outrages or disruptions of our infrastructure, including information technology system failures and network disruptions. These may be caused by natural disasters, cyber-incidents, weather events, power disruptions, telecommunications failures, acts of terrorism or other events. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to our products, services or online stores selling our products and services.  Our corporate headquarters in Redwood City, CA and our studio in Burnaby, British Columbia are located in seismically active regions, and certain of our game development activities and other essential business operations are conducted at these locations. An event that results in the disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations.

We utilize debt financing and such indebtedness could adversely impact our business and financial condition.

We have $1 billion in senior unsecured notes outstanding as well as an unsecured committed $500 million revolving credit facility. While the facility is currently undrawn, we may use the proceeds of any future borrowings for general corporate purposes. We may also enter into other financial instruments in the future.

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

•
Utilizing funds that are domiciled in foreign tax jurisdictions in order to make the cash payments upon any repayment of our indebtedness. If we were to choose to use such funds, we would be required to accrue any additional taxes on any portion of the repatriation where no United States income tax had been previously provided; and

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

In connection with the offering of our convertible senior notes, which matured in July 2016, we entered into separate, privately-negotiated warrant transactions whereby we sold warrants to independent third parties. The exercise of these warrants could have an effect on the market price of our common stock and the trading price of our senior unsecured notes.

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
Stock Purchase Programs
In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. This stock repurchase program, which expires on May 31, 2017. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended June 30, 2016, we repurchased approximately 1.9 million shares for approximately $129 million under this program. We continue to actively repurchase shares.
The following table summarizes the number of shares repurchased during the three months ended June 30, 2016:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Still Be Purchased Under the Program (in millions)
April 3 - April 30, 2016	618,114	$65.37	618,114	$498
May 1 - May 28, 2016	591,577	$68.25	591,577	$458
May 29, 2015 - July 2, 2016	644,724	$75.20	644,724	$410
	1,854,415	$69.71	1,854,415
Transactions Related to our Notes and Convertible Note Hedge
During the quarter ended June 30, 2016, we issued, in the aggregate, 436,598 shares of our common stock to holders of our Convertible Notes that converted such Convertible Notes prior to the quarter ended June 30, 2016 pursuant to their terms. These shares of common stock were issued on multiple dates in April and May 2016 in reliance on Section 3(a)(9) of The Securities Act of 1933, as amended.

In connection with the conversions of the Notes that were settled during the quarter ended June 30, 2016, we exercised our option under the Convertible Note Hedge to acquire 436,595 shares of our common stock. The counterparties to the Convertible Note Hedge may be deemed “affiliated purchasers” and may have purchased the shares of our common stock deliverable to us upon exercise of our option during the quarter ended June 30, 2016.

Subsequent to the quarter ended June 30, 2016, we repaid the remaining principal balance on the Convertible Notes of $136 million and issued 2,480,815 shares of common stock to noteholders on the final maturity date of July 15, 2016. We also received and cancelled 2,480,818 shares of common stock from the exercise of the Convertible Note Hedge on July 15, 2016. For more information regarding the Notes and the conversion terms thereof, please see “Note 10 - Financing Arrangement” to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The exhibits listed in the accompanying index to exhibits on Page 58 are filed or incorporated by reference as part of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
August 9, 2016	Executive Vice President,
Chief Financial Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2016
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

3.2	Amended and Restated Bylaws	8-K/A	000-17948	5/27/2016

10.1	Executive Bonus Plan, as amended	8-K	000-17948	8/1/2016

10.2	2000 Equity Incentive Plan, as amended, and related documents	8-K	000-17948	8/1/2016

10.3	2000 Employee Stock Purchase Plan, as amended	8-K	000-17948	8/1/2016

10.4	EA Bonus Plan Fiscal Year 2017 Addendum	8-K	000-17948	6/28/2016

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS†	XBRL Instance Document				X

101.SCH†	XBRL Taxonomy Extension Schema Document				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document				X

†
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income (Loss), (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.