Form 10-Q
period 2016-09-30
ELECTRONIC ARTS INC.
filed 2016-11-08
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of November 3, 2016, there were 301,755,509 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	September 30, 2016	March 31, 2016 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,746	$2,493
Short-term investments	1,520	1,341
Receivables, net of allowances of $105 and $159, respectively	723	233
Inventories	50	33
Other current assets	221	254
Total current assets	4,260	4,354
Property and equipment, net	431	439
Goodwill	1,709	1,710
Acquisition-related intangibles, net	28	57
Deferred income taxes, net	366	387
Other assets	98	103
TOTAL ASSETS	$6,892	$7,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$206	$89
Accrued and other current liabilities	777	710
0.75% convertible senior notes due 2016, net	—	161
Deferred net revenue (online-enabled games)	1,067	1,458
Total current liabilities	2,050	2,418
Senior notes, net	990	989
Income tax obligations	86	80
Deferred income taxes, net	2	2
Other liabilities	156	163
Total liabilities	3,284	3,652
Commitments and contingencies (See Note 11)
0.75% convertible senior notes due 2016 (See Note 10)	—	2
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 300 and 301 shares issued and outstanding, respectively	3	3
Additional paid-in capital	1,153	1,349
Retained earnings	2,462	2,060
Accumulated other comprehensive loss	(10)	(16)
Total stockholders’ equity	3,608	3,396
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,892	$7,050
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share data)	2016	2015	2016	2015
Net revenue:
Product	$420	$434	$1,104	$1,177
Service and other	478	381	1,065	841
Total net revenue	898	815	2,169	2,018
Cost of revenue:
Product	317	335	407	429
Service and other	84	74	173	153
Total cost of revenue	401	409	580	582
Gross profit	497	406	1,589	1,436
Operating expenses:
Research and development	291	265	585	561
Marketing and sales	143	156	271	279
General and administrative	111	101	219	199
Amortization of intangibles	1	3	3	4
Total operating expenses	546	525	1,078	1,043
Operating income (loss)	(49)	(119)	511	393
Interest and other income (expense), net	(3)	(9)	(11)	(12)
Income (loss) before provision for (benefit from) income taxes	(52)	(128)	500	381
Provision for (benefit from) income taxes	(14)	12	98	79
Net income (loss)	$(38)	$(140)	$402	$302
Earnings (loss) per share:
Basic	$(0.13)	$(0.45)	$1.34	$0.97
Diluted	$(0.13)	$(0.45)	$1.28	$0.90
Number of shares used in computation:
Basic	301	312	301	311
Diluted	301	312	315	334
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)	Three Months Ended September 30,			Six Months Ended September 30,
(In millions)	2016	2015		2016	2015
Net income (loss)	$(38)	$(140)		$402	$302
Other comprehensive income (loss), net of tax:
Change in unrealized net gains and losses on available-for-sale securities	(1)	2		1	1
Reclassification adjustment for net realized gains and losses on available-for-sale securities	(1)	(1)	1	(1)	(1)
Change in unrealized net gains and losses on derivative instruments	(1)	5		27	(8)
Reclassification adjustment for net realized gains and losses on derivative instruments	(4)	(4)		(10)	(7)
Foreign currency translation adjustments	(6)	(32)		(11)	(31)
Total other comprehensive income (loss), net of tax	(13)	(30)		6	(46)
Total comprehensive income (loss)	$(51)	$(170)		$408	$256

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six Months Ended September 30,
(In millions)	2016	2015
OPERATING ACTIVITIES
Net income	$402	$302
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion	91	99
Loss on conversion of senior notes	—	6
Stock-based compensation	96	89
Change in assets and liabilities:
Receivables, net	(493)	(379)
Inventories	(17)	(26)
Other assets	54	39
Accounts payable	133	126
Accrued and other liabilities	(34)	(149)
Deferred income taxes, net	20	1
Deferred net revenue (online-enabled games)	(391)	(170)
Net cash used in operating activities	(139)	(62)
INVESTING ACTIVITIES
Capital expenditures	(69)	(42)
Proceeds from maturities and sales of short-term investments	644	513
Purchase of short-term investments	(824)	(551)
Net cash used in investing activities	(249)	(80)
FINANCING ACTIVITIES
Payment of convertible notes	(163)	(198)
Proceeds from issuance of common stock	31	84
Excess tax benefit from stock-based compensation	37	65
Repurchase and retirement of common stock	(256)	(258)
Net cash used in financing activities	(351)	(307)
Effect of foreign exchange on cash and cash equivalents	(8)	(21)
Decrease in cash and cash equivalents	(747)	(470)
Beginning cash and cash equivalents	2,493	2,068
Ending cash and cash equivalents	$1,746	$1,598
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$26	$26
Cash paid during the period for interest	$22	$3
Non-cash investing activities:
Change in accrued capital expenditures	$(17)	$(6)

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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2017 contains 52 weeks and ends on April 1, 2017. Our results of operations for the fiscal year ended March 31, 2016 contained 53 weeks and ended on April 2, 2016. Our results of operations for the three months ended September 30, 2016 and 2015 contained 13 weeks each and ended on October 1, 2016 and October 3, 2015, respectively. Our results of operations for the six months ended September 30, 2016 and 2015 contained 26 and 27 weeks, respectively, and ended on October 1, 2016 and October 3, 2015, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update is intended to reduce the existing diversity in practice in how certain transactions are classified in the statement of cash flows. This update is effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. We are currently evaluating the timing of adoption and impact of this new standard on our Consolidated Statements of Cash Flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. This new revenue standard, as amended by ASU 2015-14, is effective in the first quarter of fiscal year 2019. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance in the new revenue standard regarding an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectibility, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. While we are currently evaluating the method of adoption and the impact of the new revenue standard, as amended, on our Consolidated Financial Statements and related disclosures, we believe the adoption of the new standard will have a significant impact on the accounting for certain transactions with multiple elements or “bundled” arrangements (for example, sales of online-enabled games for which we do not have vendor-specific objective evidence of fair value (“VSOE”) for unspecified future updates) because the requirement to have VSOE for undelivered elements under current accounting standards is eliminated under the new standard. Accordingly, we may be required to recognize as revenue a portion of the sales price upon delivery of the software, as compared to the current requirement of recognizing the entire sales price ratably over an estimated offering period. In addition, based upon what we expect to be our performance obligations under the new standard, as amended, we believe that upon adoption, a larger portion of our bundled arrangements will be presented as service revenue instead of product revenue in our Consolidated Statements of Operations.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2016 and March 31, 2016, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of September 30, 2016	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$236	$236	$—	$—	Cash equivalents
Money market funds	185	185	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	739	—	739	—	Short-term investments
U.S. Treasury securities	379	379	—	—	Short-term investments
U.S. agency securities	163	—	163	—	Short-term investments and cash equivalents
Commercial paper	110	—	110	—	Short-term investments and cash equivalents
Foreign government securities	115	—	115	—	Short-term investments
Asset-backed securities	54	—	54	—	Short-term investments
Foreign currency derivatives	33	—	33	—	Other current assets and other assets
Deferred compensation plan assets (a)	9	9	—	—	Other assets
Total assets at fair value	$2,023	$809	$1,214	$—
Liabilities
Foreign currency derivatives	11	—	11	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	10	10	—	—	Other liabilities
Total liabilities at fair value	$21	$10	$11	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of March 31, 2016	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$345	$345	$—	$—	Cash equivalents
Money market funds	143	143	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	623	—	623	—	Short-term investments and cash equivalents
U.S. Treasury securities	407	407	—	—	Short-term investments and cash equivalents
U.S. agency securities	170	—	170	—	Short-term investments and cash equivalents
Commercial paper	81	—	81	—	Short-term investments and cash equivalents
Foreign government securities	122	—	122	—	Short-term investments and cash equivalents
Foreign currency derivatives	16	—	16	—	Other current assets and other assets
Deferred compensation plan assets (a)	8	8	—	—	Other assets
Total assets at fair value	$1,915	$903	$1,012	$—
Liabilities
Foreign currency derivatives	10	—	10	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	9	9	—	—	Other liabilities
Total liabilities at fair value	$19	$9	$10	$—

(a)
The Deferred Compensation Plan assets consist of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, for additional information regarding our Deferred Compensation Plan.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of September 30, 2016 and March 31, 2016, our cash and cash equivalents were $1,746 million and $2,493 million, respectively. Cash equivalents were valued at their carrying amounts as they approximate fair value due to the short maturities of these financial instruments.

Short-Term Investments
Short-term investments consisted of the following as of September 30, 2016 and March 31, 2016 (in millions):

	As of September 30, 2016				As of March 31, 2016
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$738	$1	$—	$739	$620	$1	$—	$621
U.S. Treasury securities	378	1	—	379	389	1	—	390
U.S. agency securities	154	—	—	154	167	—	—	167
Commercial paper	79	—	—	79	50	—	—	50
Foreign government securities	115	—	—	115	113	—	—	113
Asset-backed securities	54	—	—	54	—	—	—	—
Short-term investments	$1,518	$2	$—	$1,520	$1,339	$2	$—	$1,341
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of September 30, 2016 and March 31, 2016 (in millions):

	As of September 30, 2016		As of March 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$749	$749	$571	$571
Due in 1-2 years	415	416	461	462
Due in 2-3 years	295	296	295	296
Due in 3-4 years	59	59	12	12
Short-term investments	$1,518	$1,520	$1,339	$1,341

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of September 30, 2016			As of March 31, 2016
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$137	$—	$2	$148	$5	$1
Forward contracts to sell	$936	$33	$9	$685	$11	$9
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations was a gain of $5 million for the three months ended September 30, 2016 and a gain of $4 million for the three months ended September 30, 2015.
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations was a gain of $11 million for the six months ended September 30, 2016 and a gain of $7 million for the six months ended September 30, 2015.
During the three and six months ended September 30, 2016 and 2015, we reclassified an immaterial amount of the ineffective portion of gains or losses resulting from changes in fair value into interest and other income (expense), net.
The amount excluded from the assessment of hedge effectiveness during three and six months ended September 30, 2016 and 2015 and recognized in interest and other income (expense), net, was immaterial.

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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of September 30, 2016			As of March 31, 2016
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$89	$—	$—	$108	$—	$—
Forward contracts to sell	$485	$—	$—	$159	$—	$—

The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2016 and 2015 was immaterial, and is included in interest and other income (expense), net.

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended September 30, 2016 and 2015 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of June 30, 2016	$3	$36	$(36)	$3
Other comprehensive income (loss) before reclassifications	(1)	(1)	(6)	(8)
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(4)	—	(5)
Total other comprehensive income (loss), net of tax	(2)	(5)	(6)	(13)
Balance as of September 30, 2016	$1	$31	$(42)	$(10)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of June 30, 2015	$(4)	$5	$(15)	$(14)
Other comprehensive income (loss) before reclassifications	2	5	(32)	(25)
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(4)	—	(5)
Total other comprehensive income (loss), net of tax	1	1	(32)	(30)
Balance as of September 30, 2015	$(3)	$6	$(47)	$(44)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended September 30, 2016 and 2015 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2016	$1	$14	$(31)	$(16)
Other comprehensive income (loss) before reclassifications	1	27	(11)	17
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(10)	—	(11)
Total other comprehensive income (loss), net of tax	—	17	(11)	6
Balance as of September 30, 2016	$1	$31	$(42)	$(10)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2015	$(3)	$21	$(16)	$2
Other comprehensive income (loss) before reclassifications	1	(8)	(31)	(38)
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(7)	—	(8)
Total other comprehensive income (loss), net of tax	—	(15)	(31)	(46)
Balance as of September 30, 2015	$(3)	$6	$(47)	$(44)

The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and six months ended September 30, 2016 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended September 30, 2016	Six Months Ended September 30, 2016
(Gains) losses on available-for-sale securities
Interest and other income (expense), net	$(1)	$(1)
Net of tax	$(1)	$(1)

(Gains) losses on cash flow hedges from forward contracts
Net revenue	$(4)	$(9)
Research and development	—	(1)
Net of tax	$(4)	$(10)

Total (gain) loss reclassified, net of tax	$(5)	$(11)

The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and six months ended September 30, 2015 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended September 30, 2015	Six Months Ended September 30, 2015
(Gains) losses on available-for-sale securities
Interest and other income (expense), net	$(1)	$(1)
Net of tax	$(1)	$(1)

(Gains) losses on cash flow hedges from forward contracts
Net revenue	$(6)	$(14)
Research and development	2	7
Net of tax	$(4)	$(7)

Total (gain) loss reclassified, net of tax	$(5)	$(8)

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the six months ended September 30, 2016 are as follows (in millions):

	As of March 31, 2016	Activity	Effects of Foreign Currency Translation	As of September 30, 2016
Goodwill	$2,078	$—	$(1)	$2,077
Accumulated impairment	(368)	—	—	(368)
Total	$1,710	$—	$(1)	$1,709
Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. Goodwill is not amortized, but rather subject to at least an annual assessment for impairment by applying a fair value-based test.

Acquisition-related intangibles consisted of the following (in millions):

	As of September 30, 2016			As of March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$412	$(395)	$17	$412	$(368)	$44
Trade names and trademarks	106	(95)	11	106	(93)	13
Registered user base and other intangibles	5	(5)	—	5	(5)	—
Carrier contracts and related	85	(85)	—	85	(85)	—
Total	$608	$(580)	$28	$608	$(551)	$57
Amortization of intangibles for the three and six months ended September 30, 2016 and 2015 are classified in the Condensed Consolidated Statement of Operations as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Cost of service and other	$8	$8	$16	$16
Cost of product	4	3	9	7
Operating expenses	1	3	3	4
Total	$13	$14	$28	$27
Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from 2 to 14 years. As of September 30, 2016 and March 31, 2016, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 1.6 years and 1.6 years, respectively.
As of September 30, 2016, future amortization of acquisition-related intangibles that will be recorded in the Condensed Consolidated Statement of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2017 (remaining six months)	$9
2018	17
2019	2
Total	$28

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
During the three and six months ended September 30, 2016 and 2015, we did not recognize any material losses or impairment charges on royalty-based commitments, respectively.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of September 30, 2016	As of March 31, 2016
Other current assets	$69	$54
Other assets	54	63
Royalty-related assets	$123	$117
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

	As of September 30, 2016	As of March 31, 2016
Accrued royalties	$162	$159
Other liabilities	111	118
Royalty-related liabilities	$273	$277
As of September 30, 2016, we were committed to pay approximately $1,425 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 11 for further information on our developer and licensor commitments.

(8) BALANCE SHEET DETAILS
Inventories
Inventories as of September 30, 2016 and March 31, 2016 consisted of (in millions):

	As of September 30, 2016	As of March 31, 2016
Finished goods	$41	$32
Raw materials and work in process	9	1
Inventories	$50	$33

Property and Equipment, Net
Property and equipment, net, as of September 30, 2016 and March 31, 2016 consisted of (in millions):

	As of September 30, 2016	As of March 31, 2016
Computer, equipment and software	$709	$684
Buildings	315	313
Leasehold improvements	129	129
Equipment, furniture and fixtures, and other	81	80
Land	61	61
Construction in progress	3	15
	1,298	1,282
Less: accumulated depreciation	(867)	(843)
Property and equipment, net	$431	$439
During the three and six months ended September 30, 2016, depreciation expense associated with property and equipment was $28 million and $57 million, respectively. During the three and six months ended September 30, 2015 depreciation expense associated with property and equipment was $30 million and $60 million respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of September 30, 2016 and March 31, 2016 consisted of (in millions):

	As of September 30, 2016	As of March 31, 2016
Other accrued expenses	$289	$218
Accrued compensation and benefits	175	256
Accrued royalties	162	159
Deferred net revenue (other)	151	77
Accrued and other current liabilities	$777	$710
Deferred net revenue (other) includes the deferral of subscription revenue, deferrals related to our Switzerland distribution business, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
Deferred Net Revenue (Online-Enabled Games)
Deferred net revenue (online-enabled games) was $1,067 million and $1,458 million as of September 30, 2016 and March 31, 2016, respectively. Deferred net revenue (online-enabled games) generally includes the unrecognized revenue from bundled sales of online-enabled games for which we do not have VSOE for the obligation to provide unspecified updates. We recognize revenue from the sale of online-enabled games for which we do not have VSOE for the unspecified updates on a straight-line basis, generally over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally-distributed games. However, we expense the cost of revenue related to these transactions generally during the period in which the product is delivered (rather than on a deferred basis).

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
In the fourth quarter of fiscal year 2016, we determined that the positive evidence overcame any negative evidence and concluded that it was more likely than not that the U.S. deferred tax assets were realizable. As a result, we released the valuation allowance against all of the U.S. federal deferred tax assets and a portion of the U.S. state deferred tax assets during the fourth quarter of fiscal year 2016, and we continue to believe those deferred tax assets are realizable as of September 30, 2016. We maintain a valuation allowance related to specific U.S. state deferred tax assets and foreign capital loss carryovers, due to uncertainty about the future realization of these assets.
The provision for income taxes reported for the three and six months ended September 30, 2016 is based on our projected annual effective tax rate for fiscal year 2017, and also includes certain discrete items recorded during the period. Our effective tax rate for the three and six months ended September 30, 2016 was 26.9 percent and 19.6 percent, respectively, as compared to 9.4 percent and 20.7 percent, respectively, for the same period of fiscal year 2016. The effective tax rate for the three and six months ended September 30, 2016 was reduced, when compared to the statutory rate of 35.0 percent, due primarily to non-U.S. profits subject to a reduced or zero tax rate. The effective tax rate for the three and six months ended September 30, 2015 was reduced, when compared to the statutory rate of 35.0 percent, by the utilization of U.S. deferred tax assets which were subject to a valuation allowance and non-U.S. profits subject to a reduced or zero tax rate. Conversely, the effective tax rate for the three and six months ended September 30, 2015 was increased due to a discrete expense of $25 million and $65 million, respectively, for excess tax benefits from stock-based compensation deductions allocated directly to contributed capital. The effective tax rate for the three and six months ended September 30, 2016 differs from the same periods in fiscal year 2016 primarily due to the utilization of U.S. deferred tax assets in fiscal year 2016 which were subject to a valuation allowance and the discrete expense for excess tax benefits from stock-based compensation deductions allocated directly to contributed capital in fiscal year 2016.

During the three and six months ended September 30, 2016, we recorded a net increase of $10 million and $18 million, respectively, in gross unrecognized tax benefits. The total gross unrecognized tax benefits as of September 30, 2016 is $349 million. A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of September 30, 2016, if recognized, approximately $322 million of the unrecognized tax benefits would affect our effective tax rate and approximately $28 million would result in adjustments to deferred tax assets with corresponding adjustments to the valuation allowance.

During the three and six months ended September 30, 2016, we recorded a net increase of $1 million and $2 million, respectively, for accrued interest and penalties related to tax positions taken on our tax returns. As of September 30, 2016, the combined amount of accrued interest and penalties related to uncertain tax positions included in income tax obligations on our Condensed Consolidated Balance Sheet was approximately $16 million.
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

The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involves multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $67 million of unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect the Company’s income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

(10) FINANCING ARRANGEMENTS
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
Upon conversion of any Convertible Notes, we delivered cash up to the principal amount of the Convertible Notes and any excess conversion value was delivered in shares of our common stock. During the three months ended September 30, 2016, approximately $136 million principal value of the Convertible Notes were converted by holders thereof. During the three months ended September 30, 2016, we repaid the remaining principal balance on the Convertible Notes of $136 million and issued approximately 2.5 million shares of common stock to noteholders with a fair value of $193 million on the final maturity date of July 15, 2016. We also received and cancelled approximately 2.5 million shares of common stock from the exercise of the Convertible Note Hedge during the three months ended September 30, 2016. During the six months ended September 30, 2016, we repaid $163 million of the principal balance of the Convertible Notes and issued approximately 2.9 million shares of common stock to noteholders with a fair value of $222 million, resulting in a loss on extinguishment of $0.3 million.
The carrying and fair values of the Convertible Notes are as follows (in millions):

	As of September 30, 2016	As of March 31, 2016
Principal amount of Convertible Notes	$—	$163
Unamortized debt discount of the liability component	—	(2)
Net carrying value of Convertible Notes	$—	$161

Fair value of Convertible Notes (Level 2)	$—	$338

Convertible Note Hedge and Warrants Issuance
In July 2011, we entered into certain agreements designed to reduce the potential dilution with respect to our common stock upon conversion of the Convertible Notes (“the Convertible Note Hedge”). We paid $107 million for the Convertible Note Hedge, which was recorded as an equity transaction. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provided us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock, equal to the number of shares of our common stock that notionally underlie the Convertible Notes at a strike price of $31.74, which corresponds to the conversion price of the Convertible Notes. During the three and six months ended September 30, 2016, we received 2.5 million and 2.9 million shares, respectively, of our common stock under the Convertible Note Hedge.
Separately, in July 2011 we also entered into privately negotiated warrant transactions with certain counterparties whereby we sold to independent third parties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments that are substantially the same as the anti-dilution provisions contained in the Convertible Notes, up to 19.9 million shares of our common stock (which is also equal to the number of shares of our common stock that notionally underlie the Convertible Notes), with a strike price of $41.14. The Warrants have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock exceeds $41.14 on or prior to the expiration date of the Warrants. The Warrants automatically exercise over a 60 trading day period that began on October 17, 2016. Based on the closing price of our common stock of $85.40 at the end of the quarter ended September 30, 2016, approximately 10.3 million shares of our common stock would be issuable to Warrants holders. The actual amount of shares issuable upon exercise will be determined based upon the market price of our common stock during the 60 day trading period that began on October 17, 2016. We received proceeds of $65 million from the sale of the Warrants in fiscal year 2012.

Effect of conversion on earning per share (“EPS”)
Prior to conversion of the Convertible Notes, we included the effect of the additional potential dilutive shares if our common stock price exceeded $31.74 per share using the treasury stock method. If the average price of our common stock exceeds $41.14 per share for a quarterly period, we also include the effect of the additional potential dilutive shares related to the Warrants using the treasury stock method. Prior to conversion, the Convertible Note Hedge was not considered for purposes of the EPS calculation, as its effect would have been anti-dilutive. Upon conversion, the Convertible Note Hedge offset the dilutive effect of the Notes when the stock price was above $31.74 per share. See Note 13 for additional information related to our EPS.
Senior Notes
In February 2016, we issued $600 million aggregate principal amount of 3.70% Senior Notes due March 1, 2021 (the “2021 Notes”) and $400 million aggregate principal amount of 4.80% Senior Notes due March 1, 2026 (the “2026 Notes,” and together with the 2021 Notes, the “Senior Notes”). Our proceeds were $989 million, net of discount of $2 million and issuance costs of $9 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2021 Notes and the 2026 Notes using the effective interest rate method. The effective interest rate was 3.94% for the 2021 Notes and 4.97% for the 2026 Notes. Interest is payable semiannually in arrears, on March 1 and September 1 of each year.
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of September 30, 2016	As of March 31, 2016
Senior Notes:
3.70% Senior Notes due 2021	$600	$600
4.80% Senior Notes due 2026	400	400
Total principal amount	$1,000	$1,000
Unaccreted discount	(2)	(2)
Unamortized debt issuance costs	(8)	(9)
Net carrying value of Senior Notes	$990	$989

Fair value of Senior Notes (Level 2)	$1,082	$1,039

As of September 30, 2016, the remaining life of the 2021 Notes and 2026 Notes is approximately 4.4 and 9.4 years, respectively.

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
Credit Facility
In March 2015, we entered into a $500 million senior unsecured revolving credit facility (“Credit Facility”) with a syndicate of banks. The Credit Facility terminates on March 19, 2020. The Credit Facility contains an option to arrange with existing lenders and/or new lenders to provide up to an aggregate of $250 million in additional commitments for revolving loans. Proceeds of loans made under the Credit Facility may be used for general corporate purposes.

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

The credit agreement contains customary events of default, including among others, non-payment defaults, covenant defaults, cross-defaults to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and a change of control default, in each case, subject to customary exceptions for a credit facility of this size and type. The occurrence of an event of default could result in the acceleration of the obligations under the credit facility, an obligation by any guarantors to repay the obligations in full and an increase in the applicable interest rate.

As of September 30, 2016, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for the three and six months ended September 30, 2016 and 2015 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Amortization of debt discount	(1)	(5)	(2)	(11)
Amortization of debt issuance costs	—	—	(1)	(1)
Coupon interest expense	(10)	(1)	(21)	(2)
Total interest expense	$(11)	$(6)	$(24)	$(14)

(11) COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of September 30, 2016, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include, but are not limited to: FIFA (Fédération Internationale de Football Association), FIFPRO Foundation, FAPL (Football Association Premier League Limited), and DFL Deutsche Fußball Liga GmbH (German Soccer League) (professional soccer); Dr. Ing. h.c. F. Porsche AG, Ferrari S.p.A. (Need For Speed and Real Racing games); National Basketball Association (professional basketball); PGA TOUR (professional golf); National Hockey League and NHL Players’ Association (professional hockey); National Football League Properties and PLAYERS Inc. (professional football); Zuffa, LLC (Ultimate Fighting Championship); ESPN (content in EA SPORTS games); Disney Interactive (Star Wars); Fox Digital Entertainment, Inc. (The Simpsons); Universal Studios Inc. (Pets); and Respawn. These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations as of September 30, 2016 (in millions):

		Fiscal Years Ending March 31,
		2017
		(Remaining
	Total	six mos.)	2018	2019	2020	2021	2022	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,427	$66	$315	$300	$251	$210	$206	$79
Marketing commitments	503	29	79	111	91	93	74	26
Operating leases	234	16	38	34	31	29	23	63
Senior Notes interest	278	17	41	41	41	41	19	78
Other purchase obligations	93	25	18	13	9	7	4	17
Total unrecognized commitments	2,535	153	491	499	423	380	326	263

Recognized commitments
Senior Notes principal and interest	1,004	4	—	—	—	600	—	400
Licensing and lease obligations (a)	136	11	23	24	25	26	27	—
Total recognized commitments	1,140	15	23	24	25	626	27	400

Total commitments	$3,675	$168	$514	$523	$448	$1,006	$353	$663

(a)
Lease commitments have not been reduced for approximately $1 million due in the future from third parties under non-cancelable sub-leases. See Note 7 for additional information regarding recognized obligations from our licensing-related commitments.

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of September 30, 2016; however, certain payment obligations may be accelerated depending on the performance of our operating results. Furthermore, up to $32 million of the unrecognized amounts in the table above may be payable, at the licensor’s election, in shares of our common stock, subject to a $10 million maximum during any fiscal year. The number of shares to be issued will be based on fair market value at the time of issuance.
In addition to what is included in the table above, as of September 30, 2016, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $86 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
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

The determination of the fair value of market-based restricted stock units, stock options and ESPP purchase rights is affected by assumptions regarding subjective and complex variables. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. We determine the fair value of our stock-based awards as follows:

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

There were an insignificant number of stock options granted during the three and six months ended September 30, 2016 and 2015.
The estimated assumptions used in the Black-Scholes valuation model to value our ESPP purchase rights were as follows:

	ESPP Purchase Rights
	Three Months Ended September 30,
	2016	2015
Risk-free interest rate	0.5 - 0.6%	0.3 - 0.4%
Expected volatility	29 - 32%	32%
Weighted-average volatility	31%	32%
Expected term	6 - 12 months	6 - 11.5 months
Expected dividends	None	None

There were no market-based restricted stock units granted during the three months ended September 30, 2016 and 2015.

Stock-Based Compensation Expense
Employee stock-based compensation expense recognized during the three and six months ended September 30, 2016 and 2015 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$1	$1	$2	$1
Research and development	27	$25	54	51
Marketing and sales	8	7	15	12
General and administrative	12	11	25	25
Stock-based compensation expense	$48	$44	$96	$89

During the three months ended September 30, 2016, we recognized a $9 million deferred income tax benefit related to our stock-based compensation expense. During the three months ended September 30, 2015, we did not recognize any benefit from income taxes related to our stock-based compensation expense due to the U.S. valuation allowance.

During the six months ended September 30, 2016, we recognized an $18 million deferred income tax benefit related to our stock-based compensation expense. During the six months ended September 30, 2015, we did not recognize any benefit from income taxes related to our stock-based compensation expense due to the U.S. valuation allowance.
As of September 30, 2016, our total unrecognized compensation cost related to restricted stock units and market-based restricted stock units was $352 million and is expected to be recognized over a weighted-average service period of 1.8 years. Of the $352 million of unrecognized compensation cost, $49 million relates to market-based restricted stock units. As of September 30, 2016, our total unrecognized compensation cost related to stock options was $5 million and is expected to be recognized over a weighted-average service period of 1.0 year.
During the three and six months ended September 30, 2016, we recognized $4 million and $37 million, respectively, of excess tax benefit from stock-based compensation deductions; this amount is reported in the financing activities on our Condensed Consolidated Statement of Cash Flows.
During the three and six months ended September 30, 2015, we recognized $25 million and $65 million, respectively, of excess tax benefit from stock-based compensation deductions; this amount is reported in the financing activities on our Condensed Consolidated Statement of Cash Flows.
Stock Options
The following table summarizes our stock option activity for the six months ended September 30, 2016:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2016	3,278	$35.09
Granted	3	69.77
Exercised	(318)	30.06
Forfeited, cancelled or expired	(31)	35.84
Outstanding as of September 30, 2016	2,932	$35.66	5.04	$146
Vested and expected to vest	2,874	$35.75	4.99	$143
Exercisable as of September 30, 2016	2,337	$36.83	4.44	$114
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of September 30, 2016, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.

Restricted Stock Units
The following table summarizes our restricted stock unit activity for the six months ended September 30, 2016:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2016	7,157	$44.04
Granted	2,330	75.31
Vested	(3,384)	35.43
Forfeited or cancelled	(364)	55.26
Outstanding as of September 30, 2016	5,739	$61.10

The weighted-average grant date fair values of restricted stock units granted during the three and six months ended September 30, 2016 were $79.16 and $75.31, respectively.
Market-Based Restricted Stock Units
Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the market-based restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be received at vesting will range from zero percent to 200 percent of the target number of market-based restricted stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period, generally over a one-year, two-year cumulative and three-year cumulative period. In the table below, we present shares granted at 100 percent of target of the number of market-based restricted stock units that may potentially vest. The maximum number of shares of common stock that could vest is approximately 0.7 million for market-based restricted stock units granted during the six months ended September 30, 2016. As of September 30, 2016, the maximum number of shares that could vest is approximately 1.3 million for market-based restricted stock units outstanding.
The following table summarizes our market-based restricted stock unit activity for the six months ended September 30, 2016:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2016	636	$64.49
Granted	353	98.04
Vested	(558)	50.08
Vested above target	238	44.99
Forfeited or cancelled	(15)	86.39
Outstanding as of September 30, 2016	654	$87.29

Stock Repurchase Program
In May 2014, a special committee of our Board of Directors, on behalf of the full Board of Directors, authorized a two-year program to repurchase up to $750 million of our common stock. Since inception, we repurchased approximately 9.2 million shares for approximately $394 million under this program.

In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. This stock repurchase program, which expires on May 31, 2017, supersedes and replaces the stock repurchase authorization approved in May 2014. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and six months ended September 30, 2016, we repurchased approximately 1.6 million and 3.5 million shares for approximately $127 million and $256 million, respectively. We continue to actively repurchase shares.

The following table summarizes total shares repurchased during the three and six months ended September 30, 2016 and 2015:

	May 2014 Program		May 2015 Program		Total
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Three months ended September 30, 2016	—	$—	1.6	$127	1.6	$127
Six months ended September 30, 2016	—	$—	3.5	$256	3.5	$256
Three months ended September 30, 2015	—	$—	1.8	$126	1.8	$126
Six months ended September 30, 2015	1.0	$57	3.0	$201	4.0	$258

(13) EARNINGS (LOSS) PER SHARE
The following table summarizes the computations of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock, restricted stock units, ESPP purchase rights, warrants, and other convertible securities using the treasury stock method.

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2016	2015	2016	2015
Net income (loss)	$(38)	$(140)	$402	$302
Shares used to compute earnings (loss) per share:
Weighted-average common stock outstanding — basic	301	312	301	311
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	—	—	3	7
Dilutive potential common shares related to the Convertible Notes	—	—	2	9
Dilutive potential common shares related to the Warrants	—	—	9	7
Weighted-average common stock outstanding — diluted	301	312	315	334
Earnings (loss) per share:
Basic	$(0.13)	$(0.45)	$1.34	$0.97
Diluted	$(0.13)	$(0.45)	$1.28	$0.90

As a result of our net loss for the three months ended September 30, 2016, we have excluded all potentially dilutive common shares from the diluted loss per share calculation as their inclusion would have had an antidilutive effect. Had we reported net income for this period, an additional 3 million shares of common stock related to our outstanding equity-based instruments and an additional 10 million shares related to the Warrants would have been included in the number of shares used to calculate Diluted EPS for the three months ended September 30, 2016.

As a result of our net loss for the three months ended September 30, 2015, we have excluded all potentially dilutive common shares from the diluted loss per share calculation as their inclusion would have had an antidilutive effect. Had we reported net income for this period, an additional 6 million shares of common stock related to our outstanding equity-based instruments, an additional 7 million shares of common stock related to the Notes, and an additional 8 million shares related to the Warrants would have been included in the number of shares used to calculate Diluted EPS for the three months ended September 30, 2015.

For the six months ended September 30, 2016 and 2015, an immaterial amount of options to purchase, restricted stock units and restricted stock to be released were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Electronic Arts Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries as of October 1, 2016, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended October 1, 2016, and October 3, 2015, and the related condensed consolidated statements of cash flows for the six-month periods ended October 1, 2016 and October 3, 2015. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
November 8, 2016

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

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three and six months ended September 30, 2016, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 as filed with the SEC on May 27, 2016 and in other documents we have filed with the SEC.
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
Financial Results
Our key financial results for our quarter ended September 30, 2016 were as follows:

•	Total net revenue was $898 million, up 10 percent year-over-year. On a constant currency basis, we estimate that total net revenue would have been $931 million, up 14 percent year over year.

•	Digital revenue was $566 million, up 13 percent year-over-year.

•	International net revenue was $509 million, up 17 percent year-over-year.

•	Gross margin was 55.3 percent.

•	Operating expenses were $546 million. On a constant currency basis, we estimate that total operating expenses would have been $551 million, up less than 1 percent year over year.

•	Net loss was $38 million, with diluted losses per share of $0.13.

•	Total cash, cash equivalents and short-term investments was $3,266 million.

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

Foreign Currency Exchange Rates. International sales are a fundamental part of our business, and the strengthening of the U.S. dollar (particularly relative to the Euro, British pound sterling, Australian dollar, Chinese yuan and South Korean won) has a negative impact on our reported international net revenue, but a positive impact on our reported international operating expenses (particularly the Swedish krona and Canadian dollar) because these amounts are translated at lower rates as compared to periods in which the U.S. Dollar is weaker. Volatility in exchange rates remains elevated as compared to historical standards, and macroeconomic events like the United Kingdom’s vote to leave the European Union are injecting even more uncertainty. While we use foreign currency hedging contracts to mitigate some foreign currency exchange risk, these activities are limited in the protection that they provide us and can themselves result in losses.

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
We track an estimate of monthly active users (“MAUs”) for our mobile business, which we believe is a useful indicator of player engagement trends for that business. For the three months ended September 30, 2016, we had average MAUs of over 145 million. MAUs are the aggregate number of individuals who accessed a particular game on a particular device in the last 30 days as of the measurement date. For our calculation, an individual who either plays two of our games on a single device, or the same game on two devices in the relevant period, would be counted as two users. Average MAUs for a particular period is the average of the MAUs at each month-end during that period. MAUs are calculated using internal company data based on tracking the activity of user accounts. We also include in this calculation data provided by our third party publishing partners for certain games that we develop but we exclude information from third party titles that we publish. From time to time, we adjust the calculation for user activity that is inconsistent with our methodology. We believe that the numbers are reasonable estimates of our user base for the applicable period of measurement; however, factors relating to user activity may impact these numbers. Our methodology for calculating MAUs may differ from the methodology used by other companies to calculate this metric.

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

Net Sales.  In order to improve transparency into our business, we have introduced an operating performance metric, net sales.  Net sales is defined as the net amount of products and services sold digitally or sold-in physically in the period.

Net sales were $1.10 billion for the three months ended September 30, 2016, driven by successful sports launches and growth in our mobile business. Net sales decreased $48 million or 4%, from the three months ended September 30, 2015 due primarily to the timing of our FIFA launches. FIFA 17 was launched four days before the end of the fiscal quarter ended September 30, 2016, while FIFA 16 launched eleven days before the end of the fiscal quarter ended September 30, 2015. Digital net sales were $486 million for the three months ended September 30, 2016, an increase of $6 million or 1% from the three months ended September 30, 2015. The increase in digital net sales was driven by year-over-year growth in mobile and full game downloads, partially offset by a year-over-year decrease in extra content, driven primarily by the first week of FIFA 17 digital sales, almost all of which will be captured in the fiscal quarter ending December 31, 2016.

Recent Developments
Stock Repurchase Program. In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. This stock repurchase program expires on May 31, 2017. During the three months ended September 30, 2016, we repurchased approximately 1.6 million shares for approximately $127 million under this program. During the six months ended September 30, 2016, we repurchased approximately 3.5 million shares for approximately $256 million under this program. We continue to actively repurchase shares.
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

We have an established historical pattern of providing unspecified updates (e.g., player roster updates to Madden NFL 17) to online-enabled games and related content at no additional charge to the consumer. We do not have vendor-specific objective evidence of fair value (“VSOE”) for these unspecified updates, and thus, as required by U.S. GAAP, we recognize revenue from the sale of these online-enabled games and related content over the period we expect to offer the unspecified updates to the consumer (“estimated offering period”).

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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2017 contains 52 weeks and ends on April 1, 2017. Our results of operations for the fiscal year ended March 31, 2016 contained 53 weeks and ended on April 2, 2016. Our results of operations for the three months ended September 30, 2016 and 2015 contained 13 weeks each and ended on October 1, 2016 and October 3, 2015, respectively. Our results of operations for the six months ended September 30, 2016 and 2015 contained 26 and 27 weeks, respectively, and ended on October 1, 2016 and October 3, 2015, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
Net Revenue
Net revenue consists of sales generated from (1) video games sold as packaged goods or as digital downloads and designed for play on consoles (such as the PlayStation from Sony and the Xbox from Microsoft) and PCs, (2) video games for mobile phones and tablets, (3) separate software products and extra-content and online game services associated with these products, (4) licensing our game software to third parties, (5) allowing other companies to manufacture and sell our products in conjunction with other products, and (6) advertisements on our online web pages and in our games. We recognize revenue from the sale of online-enabled games for which we do not have VSOE for the unspecified updates on a straight-line basis, generally over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally-delivered games and content.

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

Net Revenue Quarterly Analysis

Net Revenue

For the three months ended September 30, 2016, net revenue was $898 million and increased $83 million, or 10 percent, as compared to the three months ended September 30, 2015. This increase was driven by a $251 million increase in revenue primarily from the Star Wars, Need for Speed, and UFC franchises. This increase was partially offset by a $168 million decrease in revenue primarily from the Battlefield, Dragon Age, and The Sims franchises.

Net Revenue by Product Revenue and Service and Other Revenue

Our net revenue by product revenue and service and other revenue for the three months ended September 30, 2016 and 2015 was as follows (in millions):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Net revenue:
Product	$420	$434	$(14)	(3)%
Service and other	478	381	97	25%
Total net revenue	$898	$815	$83	10%

Product Revenue

For the three months ended September 30, 2016, product net revenue was $420 million, primarily driven by Star Wars Battlefront, FIFA 16, and FIFA Online 3 in Asia. Product net revenue decreased $14 million, or 3 percent, as compared to the three months ended September 30, 2015. This decrease was driven by a $178 million decrease primarily from the Battlefield, Dragon Age, and FIFA franchises. This decrease was partially offset by a $164 million increase primarily from Star Wars Battlefront and the UFC franchise.

Service and Other Revenue

For the three months ended September 30, 2016, service and other net revenue was $478 million, primarily driven by FIFA Ultimate Team, Need for Speed 2015, and Star Wars: Galaxy of Heroes. Service and other net revenue for the three months ended September 30, 2016 increased $97 million, or 25 percent, as compared to the three months ended September 30, 2015. This increase was driven by a $127 million increase primarily from Need for Speed 2015, FIFA Ultimate Team and the Star Wars franchise. This increase was partially offset by a $30 million decrease primarily from The Simpsons Tapped Out, Command and Conquer Tiberium Alliances, The Sims FreePlay, and Titanfall.

Supplemental Net Revenue by Revenue Composition
As we continue to evolve our business and more of our products are delivered to consumers digitally via the Internet, we place a greater emphasis and focus on assessing our business through a review of net revenue by revenue composition.

Our net revenue by revenue composition for the three months ended September 30, 2016 and 2015 was as follows (in millions):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change

Full game downloads	$94	$82	$12	15%
Extra content	240	213	27	13%
Subscriptions, advertising, and other	83	84	(1)	(1)%
Mobile	149	123	26	21%
Total Digital	$566	$502	$64	13%

Packaged goods and other	$332	$313	$19	6%
Net revenue	$898	$815	$83	10%

Digital Net Revenue

Digital net revenue includes full-game downloads, extra content, subscriptions, advertising and other, and mobile revenue. Digital net revenue includes internally-developed and co-published game software distributed through our direct-to-consumer platform Origin, distributed wirelessly through mobile carriers, or licensed to our third-party publishing partners who distribute our games digitally.

For the three months ended September 30, 2016, digital net revenue was $566 million primarily driven by FIFA Ultimate Team, FIFA Online 3 in Asia, and Star Wars: Galaxy of Heroes. Digital net revenue for the three months ended September 30, 2016 increased $64 million, or 13 percent, as compared to the three months ended September 30, 2015. This increase is due to (1) a $27 million or 13 percent increase in extra content net revenue primarily driven by revenue associated with our Ultimate Team game mode, (2) a $26 million or 21 percent increase in mobile net revenue primarily driven by Star Wars: Galaxy of Heroes, Need for Speed No Limits, and Madden NFL Mobile, and (3) a $12 million or 15 percent increase in full-game download net revenue primarily driven by Need for Speed 2015, Battlefield 4, and Star Wars Battlefront. These increases are partially offset by a $1 million or 1 percent decrease in subscription net revenue primarily due to Star Wars: The Old Republic.

Packaged Goods and Other Net Revenue

Packaged goods and other net revenue includes revenue from software that is distributed physically. This includes (1) net revenue from our internally-developed and co-published game software distributed physically through traditional channels such as brick and mortar retailers, (2) our software licensing revenue from third parties (for example, makers of console platforms, personal computers or computer accessories) who include certain of our products for sale with their products (“OEM bundles”), and (3) revenue through our Switzerland distribution business. Other net revenue includes our non-software licensing revenue.

For the three months ended September 30, 2016, packaged goods and other net revenue was $332 million, primarily driven by Star Wars Battlefront, FIFA 16, and Need for Speed 2015. Packaged goods and other net revenue for the three months ended September 30, 2016 increased $19 million, or 6 percent, as compared to the three months ended September 30, 2015. This increase was driven by an increase in sales primarily from the Star Wars and Need for Speed franchises, partially offset by the Battlefield franchise and Dragon Age: Inquisition.

Change in Deferred Net Revenue (online-enabled games)

“Revenue Deferral” generally relates to the deferral of revenue for sales of online-enabled games and content for which we do not have VSOE for unspecified updates to be delivered after the initial sale or for which we have a continuing service obligation. “Recognition of Revenue Deferral” generally relates to revenue that has been deferred and is recognized in the current fiscal period. Fluctuations in the Revenue Deferral are largely dependent upon the amounts of online-enabled games and content that we sell, while the Recognition of Revenue Deferral for a period is also dependent upon (1) the amount deferred, (2) the period of time the unspecified updates and service obligations are to be provided, and (3) the timing of the sale. “Change in deferred net revenue (online-enabled games)” is the net impact of Revenue Deferral and Recognition of Revenue Deferral.

Our revenue from the sales of online-enabled games and content is generally deferred and recognized over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally delivered games and content, and therefore, the related revenue recognized during the fiscal quarter ended September 30 is primarily due to revenue from sales that occurred during the preceding six-month period for digitally delivered games and content, and the preceding nine-month period for physical games sold through retail. Consequently, most Revenue Deferrals incurred in the first quarter of a fiscal year are recognized within the same fiscal year; however, substantially all of the Revenue Deferrals incurred in the last month of a fiscal year will be recognized in the subsequent fiscal year.

Our Revenue Deferral and Recognition of Revenue Deferral, including the impact from related cash flow hedges, for the three months ended September 30, 2016 and 2015 was as follows (in millions):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Digital	$342	$336	$6	2%
Packaged goods and other	591	641	(50)	(8)%
Revenue Deferral	$933	$977	$(44)	(5)%

Digital	$(422)	$(358)	$(64)	18%
Packaged goods and other	(311)	(288)	(23)	8%
Recognition of Revenue Deferral	$(733)	$(646)	$(87)	13%

Digital	$(80)	$(22)	$(58)	264%
Packaged goods and other	280	353	(73)	(21)%
Change in deferred net revenue (online-enabled games)	$200	$331	$(131)	(40)%

Revenue Deferral

Digital

Revenue Deferral for the three months ended September 30, 2016 was $342 million, primarily driven by FIFA Ultimate Team, Star Wars: Galaxy of Heroes, and Madden Ultimate Team. Revenue Deferral for the three months ended September 30, 2016 increased $6 million, or 2 percent, as compared to the three months ended September 30, 2015.

Packaged Goods and Other

Revenue Deferral for the three months ended September 30, 2016 was $591 million, primarily driven by FIFA 17, Madden NFL 17 and NHL 17. Revenue Deferral for the three months ended September 30, 2016 decreased $50 million, or 8 percent, as compared to the three months ended September 30, 2015. This decrease was primarily due to a decrease in Revenue Deferral due to FIFA 16 being launched one week earlier than FIFA 17.

Recognition of Revenue Deferral

Digital

The Recognition of Revenue Deferral for the three months ended September 30, 2016 was $422 million, primarily driven by FIFA Ultimate Team, Star Wars: Galaxy of Heroes, and The Sims 4. The Recognition of Revenue Deferral for the three months ended September 30, 2016 increased $64 million, or 18 percent, as compared to the three months ended September 30, 2015. This increase was primarily due to an increase in the Recognition of Revenue Deferral from FIFA Ultimate Team, Star Wars: Galaxy of Heroes, and Star Wars Battlefront.

Packaged Goods and Other

The Recognition of Revenue Deferral for the three months ended September 30, 2016 was $311 million, primarily driven by Star Wars Battlefront, FIFA 16, and Madden NFL 16. The Recognition of Revenue Deferral for the three months ended September 30, 2016 increased $23 million, or 8 percent, as compared to the three months ended September 30, 2015. This increase was primarily a result of an increase in the Recognition of Revenue Deferral due to Star Wars Battlefront.

Net Revenue Year-to-Date Analysis

Net Revenue

For the six months ended September 30, 2016, net revenue was $2,169 million and increased $151 million, or 7 percent, as compared to the six months ended September 30, 2015. This increase was driven by a $538 million increase in revenue primarily from the Star Wars, Need for Speed and UFC franchises. This increase was partially offset by a $387 million decrease in revenue primarily from the Battlefield, Dragon Age, and The Sims franchises.

Net Revenue by Product Revenue and Service and Other Revenue

Our net revenue by product revenue and service and other net revenue for the six months ended September 30, 2016 and 2015 was as follows (in millions):

	Six Months Ended September 30,
	2016	2015	$ Change	% Change
Net revenue:
Product	$1,104	$1,177	$(73)	(6)%
Service and other	1,065	841	224	27%
Total net revenue	$2,169	$2,018	$151	7%

Product Revenue

For the six months ended September 30, 2016, product net revenue was $1,104 million, primarily driven by Star Wars Battlefront, FIFA 16, and Madden NFL 16. Product net revenue decreased $73 million, or 6 percent, as compared to the six months ended September 30, 2015. This decrease was driven by a $441 million decrease primarily from the Battlefield, Dragon Age, and FIFA franchises. This decrease was partially offset by a $368 million increase primarily from Star Wars Battlefront and the UFC franchise.
Service and Other Revenue
For the six months ended September 30, 2016, service and other net revenue was $1,065 million, primarily driven by FIFA Ultimate Team, Need for Speed 2015, and Star Wars: Galaxy of Heroes. Service and other net revenue for the six months ended September 30, 2016 increased $224 million, or 27 percent, as compared to the six months ended September 30, 2015. This increase was driven by a $285 million increase primarily from Need for Speed 2015, FIFA Ultimate Team and the Star Wars franchise. This increase was partially offset by a $61 million decrease primarily from The Simpsons Tapped Out, Titanfall, Command and Conquer Tiberium Alliances, and The Sims FreePlay.

Our net revenue by revenue composition for the six months ended September 30, 2016 and 2015 was as follows (in millions):

	Six Months Ended September 30,
	2016	2015	$ Change	% Change

Full game downloads	$231	$201	$30	15%
Extra content	540	504	36	7%
Subscriptions, advertising, and other	170	155	15	10%
Mobile	314	265	49	18%
Total Digital	$1,255	$1,125	$130	12%

Packaged goods and other	$914	$893	$21	2%
Net revenue	$2,169	$2,018	$151	7%

Digital Net Revenue

For the six months ended September 30, 2016, digital net revenue was $1,255 million primarily driven by FIFA Ultimate Team, FIFA Online 3 in Asia, and Star Wars: Galaxy of Heroes. Digital net revenue for the six months ended September 30, 2016 increased $130 million, or 12 percent, as compared to the six months ended September 30, 2015. This increase is due to (1) a $49 million or 18 percent increase in mobile net revenue primarily driven by Star Wars: Galaxy of Heroes, Madden NFL Mobile and Need for Speed No Limits, (2) a $36 million or 7 percent increase in extra content net revenue primarily driven by sales associated with our Ultimate Team game mode, (3) a $30 million or 15 percent increase in full-game download net revenue primarily driven by Star Wars Battlefront, Need for Speed 2015, and FIFA 16, and (4) a $15 million or 10 percent increase in subscription net revenue primarily due to EA Access and Origin Access.

Packaged Goods and Other Net Revenue

For the six months ended September 30, 2016, packaged goods and other net revenue was $914 million, primarily driven by FIFA 16, Star Wars Battlefront, and Madden NFL 16. Packaged goods and other net revenue for the six months ended September 30, 2016 increased $21 million, or 2 percent, as compared to the six months ended September 30, 2015. This increase was driven by an increase in revenue primarily from the Star Wars, Need for Speed and UFC franchises, partially offset by the Battlefield and FIFA franchises and Dragon Age: Inquisition.

Change in Deferred Net Revenue (online-enabled games)

Our Revenue Deferral and Recognition of Revenue Deferral, including the impact from related cash flow hedges, for the six months ended September 30, 2016 and 2015 was as follows (in millions):

	Six Months Ended September 30,
	2016	2015	$ Change	% Change
Digital	$769	$705	$64	9%
Packaged goods and other	685	767	(82)	(11)%
Revenue Deferral	$1,454	$1,472	$(18)	(1)%

Digital	$(970)	$(818)	$(152)	19%
Packaged goods and other	(873)	(833)	(40)	5%
Recognition of Revenue Deferral	$(1,843)	$(1,651)	$(192)	12%

Digital	$(201)	$(113)	$(88)	78%
Packaged goods and other	(188)	(66)	(122)	185%
Change in deferred net revenue (online-enabled games)	$(389)	$(179)	$(210)	117%

Revenue Deferral

Digital

Revenue Deferral for the six months ended September 30, 2016 was $769 million, primarily driven by FIFA Ultimate Team, Star Wars: Galaxy of Heroes, and The Sims 4. Revenue Deferral for the six months ended September 30, 2016 increased $64 million, or 9 percent, as compared to the six months ended September 30, 2015.

Packaged Goods and Other

Revenue Deferral for the six months ended September 30, 2016 was $685 million, primarily driven by FIFA 17, Madden NFL 17 and NHL 17. Revenue Deferral for the three months ended September 30, 2016 decreased $82 million, or 11 percent, as compared to the six months ended September 30, 2015. This decrease was primarily due to a decrease in Revenue Deferral due to Battlefield Hardline.

Recognition of Revenue Deferral

Digital

The Recognition of Revenue Deferral for the six months ended September 30, 2016 was $970 million, primarily driven by FIFA Ultimate Team, Star Wars: Galaxy of Heroes, and Star Wars Battlefront. The Recognition of Revenue Deferral for the six months ended September 30, 2016 increased $152 million, or 19 percent, as compared to the six months ended September 30, 2015. This increase was primarily due to an increase in the Recognition of Revenue Deferral from FIFA Ultimate Team, Star Wars: Galaxy of Heroes, and Star Wars Battlefront.

Packaged Goods and Other

The Recognition of Revenue Deferral for the six months ended September 30, 2016 was $873 million, primarily driven by FIFA 16, Star Wars Battlefront and Madden NFL 16. The Recognition of Revenue Deferral for the six months ended September 30, 2016 increased $40 million, or 5 percent, as compared to the six months ended September 30, 2015. This increase was primarily a result of an increase in the Recognition of Revenue Deferral due to Star Wars Battlefront, offset by Battlefield Hardline.

Cost of Revenue Quarterly Analysis

Cost of revenue for the three months ended September 30, 2016 and 2015 was as follows (in millions):

	September 30, 2016	% of Related Net Revenue	September 30, 2015	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$317	75.5%	$335	77.2%	(5.4)%	(1.7)%
Service and other	84	17.6%	74	19.4%	13.5%	(1.8)%
Total cost of revenue	$401	44.7%	$409	50.2%	(2.0)%	(5.5)%

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
Cost of product revenue decreased by $18 million, or 5.4 percent during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This decrease was primarily due to a decrease in inventory and royalty costs driven by Rory McIlroy PGA Tour, which did not have a comparable title in the current quarter.

Cost of Service and Other Revenue
Cost of service and other revenue consists primarily of (1) royalty costs, (2) data center, bandwidth and server costs associated with hosting our online games and websites, (3) inventory costs, (4) platform processing fees from operating our website-based games on third party platforms, and (5) credit card fees associated with our service revenue.

Cost of service and other revenue increased by $10 million, or 13.5 percent during the three months ended September 30, 2016, as compared to the three months ended September 30, 2016. The increase was primarily due to an increase in costs associated with FIFA Ultimate Team game mode.

Total Cost of Revenue as a Percentage of Total Net Revenue
During the three months ended September 30, 2016, total cost of revenue as a percentage of total net revenue decreased by 5.5 percent as compared to the three months ended September 30, 2015. This decrease was primarily due to the recognition of revenue deferral from Star Wars Battlefront which increased net revenue for the three months ended September 30, 2016.
Cost of Revenue Year-to-Date Analysis

Cost of revenue for the six months ended September 30, 2016 and 2015 was as follows (in millions):

	September 30, 2016	% of Related Net Revenue	September 30, 2015	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$407	36.9%	$429	36.4%	(5.1)%	0.5%
Service and other	173	16.2%	153	18.2%	13.1%	(2.0)%
Total cost of revenue	$580	26.7%	$582	28.8%	(0.3)%	(2.1)%

Cost of Product Revenue
Cost of product revenue decreased by $22 million or 5.1 percent during the six months ended September 30, 2016, as compared to the six months ended September 30, 2015. This decrease was primarily due to a decrease in inventory and royalty costs driven by Rory McIlroy PGA Tour, launched during the six months ended September 30, 2015, which did not have a comparable title in the current year.

Cost of Service and Other Revenue

Cost of service and other revenue increased by $20 million, or 13.1 percent during the six months ended September 30, 2016, as compared to the six months ended September 30, 2015. The increase was primarily due to an increase in costs associated with supporting our FIFA Ultimate Team service.

Total Cost of Revenue as a Percentage of Total Net Revenue

During the six months ended September 30, 2016, total cost of revenue as a percentage of total net revenue decreased by 2.1% as compared to the six months ended September 30, 2015. This decrease was primarily due to the recognition of revenue deferral from Star Wars Battlefront which increased net revenue for the six months ended September 30, 2015.

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

Research and development expenses for the three and six months ended September 30, 2016 and 2015 were as follows (in millions):

	September 30, 2016	% of Net Revenue	September 30, 2015	% of Net Revenue	$ Change	% Change
Three months ended	$291	32%	$265	33%	$26	10%
Six months ended	$585	27%	$561	28%	$24	4%

Research and development expenses increased by $26 million, or 10 percent, during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This $26 million increase was primarily due to (1) a $12 million increase in personnel-related costs primarily resulting from increase in headcount and lower government tax incentives, (2) an $8 million increase in contracted services due to development advances to third-party developers primarily related to Star Wars and Battlefield 1, and (3) a $6 million increase in facility-related costs.

Research and development expenses increased by $24 million, or 4 percent, during the six months ended September 30, 2016, as compared to the six months ended September 30, 2015. This $24 million increase was primarily due to a $24 million increase in contracted services due to development advances to third-party developers primarily related to Star Wars and Battlefield 1 and a $5 million increase in facility-related costs, partially offset by an $8 million decrease due to gains from our cash flow hedging activities incurred during the six months ended September 30, 2016.

Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three and six months ended September 30, 2016 and 2015 were as follows (in millions):

	September 30, 2016	% of Net Revenue	September 30, 2015	% of Net Revenue	$ Change	% Change
Three months ended	$143	16%	$156	19%	$(13)	(8)%
Six months ended	$271	12%	$279	14%	$(8)	(3)%
Marketing and sales expenses decreased by $13 million, or 8 percent, during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This $13 million decrease was primarily driven by a decrease in advertising for the Madden and FIFA franchises, partially offset by advertising expenses for Titanfall 2 during the three months ended September 30, 2016.
Marketing and sales expenses decreased by $8 million, or 3 percent, during the six months ended September 30, 2016, as compared to the six months ended September 30, 2015. This $8 million decrease was driven by a decrease in advertising on the Madden and FIFA franchises, partially offset by advertising expenses for Battlefield 1 and Titanfall 2 during the six months ended September 30, 2016.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three and six months ended September 30, 2016 and 2015 were as follows (in millions):

	September 30, 2016	% of Net Revenue	September 30, 2015	% of Net Revenue	$ Change	% Change
Three months ended	$111	12%	$101	12%	$10	10%
Six months ended	$219	10%	$199	10%	$20	10%
General and administrative expenses increased by $10 million, or 10 percent, during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This $10 million increase was primarily due to a $5 million increase in personnel-related costs resulting from an increase in headcount and a $3 million increase in contracted services.

General and administrative expenses increased by $20 million, or 10 percent, during the six months ended September 30, 2016, as compared to the six months ended September 30, 2015. This $20 million increase was primarily due to (1) a $6 million increase in facility-related expense primarily due to office expansions, (2) a $6 million increase in contracted services, and (3) a $5 million increase in personnel-related costs resulting from an increase in headcount.

Income Taxes
Provision for (benefit from) income taxes for the three and six months ended September 30, 2016 and 2015 were as follows (in millions):

	September 30, 2016	Effective Tax Rate	September 30, 2015	Effective Tax Rate
Three months ended	$(14)	26.9%	$12	9.4%
Six months ended	$98	19.6%	$79	20.7%
The provision for (benefit from) income taxes reported for the three and six months ended September 30, 2016 is based on our projected annual effective tax rate for fiscal year 2017, and also includes certain discrete items recorded during the period. Our effective tax rate for the three and six months ended September 30, 2016 was 26.9 percent and 19.6 percent, respectively, as compared to 9.4 percent and 20.7 percent, respectively, for the same period of fiscal year 2016. The effective tax rate for the three and six months ended September 30, 2016 was reduced, when compared to the statutory rate of 35.0 percent, due primarily to non-U.S. profits subject to a reduced or zero tax rate. The effective tax rate for the three and six months ended September 30, 2015 was reduced, when compared to the statutory rate of 35.0 percent, by the utilization of U.S. deferred tax assets which were subject to a valuation allowance and non-U.S. profits subject to a reduced or zero tax rate. Conversely, the effective tax rate for the three and six months ended September 30, 2015 was increased due to a discrete expense of $25 million and $65 million, respectively, for excess tax benefits from stock-based compensation deductions allocated directly to contributed capital. The effective tax rate for the three and six months ended September 30, 2016 differs from the same periods in fiscal year 2016 primarily due to the utilization of U.S. deferred tax assets in fiscal year 2016 which were subject to a valuation allowance and the discrete expense for excess tax benefits from stock-based compensation deductions allocated directly to contributed capital in fiscal year 2016.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of September 30, 2016	As of March 31, 2016	Increase/(Decrease)
Cash and cash equivalents	$1,746	$2,493	$(747)
Short-term investments	1,520	1,341	179
Total	$3,266	$3,834	$(568)
Percentage of total assets	47%	54%

	Six Months Ended September 30,
(In millions)	2016	2015	Change
Net cash used in operating activities	$(139)	$(62)	$(77)
Net cash used in investing activities	(249)	(80)	(169)
Net cash used in financing activities	(351)	(307)	(44)
Effect of foreign exchange on cash and cash equivalents	(8)	(21)	13
Net decrease in cash and cash equivalents	$(747)	$(470)	$(277)
Changes in Cash Flow
Operating Activities. Net cash used in operating activities increased by $77 million during the six months ended September 30, 2016 as compared to the six months ended September 30, 2015. The increase is primarily driven by a $114 million decrease in accounts receivable collections due to the timing of game launches, in particular Battlefield Hardline. Accounts receivables for Battlefield Hardline, which launched in March 2015, was collected in the six months ended September 30, 2015. There was no comparable launch in March 2016.
Investing Activities. Net cash used in investing activities increased by $169 million during the six months ended September 30, 2016 as compared to the six months ended September 30, 2015 primarily driven by a $273 million increase in the purchase of short-term investments and a $27 million increase in capital expenditures. This was offset by a $131 million increase in proceeds from the sales and maturities of short-term investments.
Financing Activities. Net cash used in financing activities increased by $44 million during the six months ended September 30, 2016 as compared to the six months ended September 30, 2015 primarily due to a $53 million decrease in proceeds from the exercise of stock options and a $28 million decrease in excess tax benefit from stock-based compensation recognized during the six months ended September 30, 2016 as compared to the six months ended September 30, 2015. These increases were partially offset by a $35 million decrease in repayments related to our convertible senior notes during the six months ended September 30, 2016 as compared to the six months ended September 30, 2015.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of September 30, 2016, our short-term investments had gross unrealized gains of $2 million, or less than 1 percent of the total in short-term investments, and gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

Convertible Notes and Convertible Note Hedge
In July 2011, we issued $632.5 million aggregate principal amount of Convertible Notes. The Convertible Notes matured on July 15, 2016. During the three months ended September 30, 2016, approximately $136 million principal value of the Convertible Notes were converted by holders thereof. During the three months ended September 30, 2016, we repaid the remaining principal balance on the Convertible Notes of $136 million and issued approximately 2.5 million shares of common stock to noteholders with a fair value of $193 million on the final maturity date of July 15, 2016. We also received and cancelled approximately 2.5 million shares of common stock from the exercise of the Convertible Note Hedge during the three months ended September 30, 2016.

Warrants
We have outstanding Warrants with independent third parties to acquire up to 19.9 million shares of our common stock (which is also equal to the number of shares of our common stock that notionally underlie the Convertible Notes), with a strike price of $41.14. The Warrants have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock exceeds $41.14 on or prior to the expiration date of the Warrants. The Warrants automatically exercise over a 60 trading day period that began on October 17, 2016. Based on the closing price of our common stock of $85.40 at the end of the quarter ended September 30, 2016, approximately 10.3 million shares of our common stock would be issuable to Warrant holders. The actual amount of shares issuable upon exercise will be determined based upon the market price of our common stock during the 60 day trading period that began on October 17, 2016.
Senior Notes
In February 2016, we issued $600 million aggregate principal amount of the 2021 Notes and $400 million aggregate principal amount of the 2026 Notes. We used the net proceeds of $990 million for general corporate purposes, including the payment of amounts due upon conversion of our Convertible Notes and the repurchase of our common stock, including under the $500 million stock repurchase program approved in February 2016 and completed in March 2016. The effective interest rate was 3.94% for the 2021 Notes and 4.97% for the 2026 Notes. Interest is payable semiannually in arrears, on March 1 and September 1 of each year.
Credit Facility
In March 2015, we entered into a $500 million senior unsecured revolving credit facility with a syndicate of banks. As of September 30, 2016, no amounts were outstanding under the credit facility.
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
As of September 30, 2016, approximately $1.9 billion of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we may be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. This stock repurchase program expires on May 31, 2017. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and six months ended September 30, 2016, we repurchased approximately 1.6 million and 3.5 million shares for approximately $127 million and $256 million, respectively. We continue to actively repurchase shares. As of September 30, 2016, $282 million was available to be repurchased under this program.
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

OFF-BALANCE SHEET COMMITMENTS
As of September 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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
Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of September 30, 2016, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $83 million and $167 million, respectively. As of September 30, 2016, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $27 million and $53 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially. See Note 4 - Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.
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

As of September 30, 2016, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of September 30, 2016, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of September 30, 2016	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$750	$746	$742	$739	$735	$732	$728
U.S. Treasury securities	386	384	381	379	376	373	371
U.S. agency securities	157	156	155	154	154	153	151
Commercial paper	79	79	79	79	78	78	78
Foreign government securities	117	116	116	115	114	114	113
Asset-backed securities	55	55	55	54	54	53	53
Total short-term investments	$1,544	$1,536	$1,528	$1,520	$1,511	$1,503	$1,494

Item 4.	Controls and Procedures
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
Changes in internal control over financial reporting
There has been no change in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended September 30, 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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

Our products and services are marketed worldwide through a diverse spectrum of advertising and promotional programs such as online and mobile advertising, television advertising, retail merchandising, marketing through websites, event sponsorship and direct communications with our consumers including via email. Our ability to sell our products and services is dependent in part upon the success of these programs. If the marketing for our products and services fails to resonate with our customers, particularly during the critical holiday season or during other key selling periods, or if advertising rates or other media placement costs increase, these factors could have a material adverse impact on our business and operating results.

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

Moreover, certain of our channel partners can determine and change unilaterally certain key terms and conditions, including the ability to change their user and developer policies and guidelines. In many cases our channel partners also set the rates that we must pay to provide our games and services through their online channels, and retain flexibility to change their fee structures or adopt different fee structures for their online channels, which could adversely impact our costs, profitability and margins. In addition, our channel partners control the information technology systems through which online sales of our products and service channels are captured. If our channel partners establish terms that restrict our offerings through their channels, significantly impact the financial terms on which these products or services are offered to our customers, or their information technology systems fail or cause an unanticipated delay in reporting, our business and/or financial results could be harmed.

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

Our reported financial results are impacted by the accounting standards promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. For example, accounting standards affecting software revenue recognition have affected and could continue to significantly affect the way we account for revenue and costs related to our products and services. We recognize all of the revenue from bundled sales (i.e., online-enabled games that include updates on a when-and-if-available basis or a matchmaking service) on a deferred basis over an estimated offering period. The related costs of revenues are expensed as incurred instead of deferred and recognized ratably. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace existing revenue recognition guidance in U.S. GAAP when it becomes effective. While we have not yet determined the effect of the new standard on our Consolidated Financial Statements, we believe the new standard, as amended, will require us to materially change the way we account for revenue by requiring us to recognize more revenue upon delivery of the primary product than we currently do under current accounting standards. The new standard, as amended, will also likely result in a larger portion of our revenues presented as service revenue rather than product revenue.

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
Stock Purchase Programs
In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. This stock repurchase program, which expires on May 31, 2017. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and six months ended September 30, 2016, we repurchased approximately 1.6 million and 3.5 million shares for approximately $127 million and $256 million, respectively. We continue to actively repurchase shares.
The following table summarizes the number of shares repurchased during the three months ended September 30, 2016:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Still Be Purchased Under the Program (in millions)
July 3 - July 30, 2016	499,316	$76.87	499,316	$371
July 31 - August 27, 2016	514,031	$78.60	514,031	$331
August 28, 2016 - October 1, 2016	586,506	$82.33	586,506	$282
	1,599,853	$79.43	1,599,853
Transactions Related to our Convertible Notes and Convertible Note Hedge
During the quarter ended September 30, 2016, we issued, in the aggregate, 2,480,815 shares of common stock to holders of our Convertible Notes. These shares of common stock were issued on the final maturity date of July 15, 2016 in reliance on Section 3(a)(9) of The Securities Act of 1933, as amended.

In connection with the conversions of the Convertible Notes that were settled during the quarter ended September 30, 2016, we exercised our option under the Convertible Note Hedge to acquire 2,480,818 shares of our common stock. The counterparties to the Convertible Note Hedge may be deemed “affiliated purchasers” and may have purchased the shares of our common stock deliverable to us upon exercise of our option during the quarter ended September 30, 2016.

For more information regarding the Notes and the conversion terms thereof, please see “Note 10 - Financing Arrangement” to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The exhibits listed in the accompanying index to exhibits on Page 65 are filed or incorporated by reference as part of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
November 8, 2016	Executive Vice President,
Chief Financial Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2016
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
10.1	Offer Letter for employment at Electronic Arts Inc. to Mala Singh, dated August 27, 2016				X
15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS†	XBRL Instance Document				X

101.SCH†	XBRL Taxonomy Extension Schema Document				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document				X

†
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income (Loss), (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.