Form 10-Q
period 2016-12-31
ELECTRONIC ARTS INC.
filed 2017-02-07
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of February 2, 2017, there were 308,264,527 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	December 31, 2016	March 31, 2016 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,483	$2,493
Short-term investments	1,736	1,341
Receivables, net of allowances of $196 and $159, respectively	587	233
Inventories	35	33
Other current assets	260	254
Total current assets	5,101	4,354
Property and equipment, net	424	439
Goodwill	1,704	1,710
Acquisition-related intangibles, net	9	57
Deferred income taxes, net	386	387
Other assets	95	103
TOTAL ASSETS	$7,719	$7,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65	$89
Accrued and other current liabilities	901	710
0.75% convertible senior notes due 2016, net	—	161
Deferred net revenue (online-enabled games)	1,971	1,458
Total current liabilities	2,937	2,418
Senior notes, net	990	989
Income tax obligations	87	80
Deferred income taxes, net	2	2
Other liabilities	154	163
Total liabilities	4,170	3,652
Commitments and contingencies (See Note 11)
0.75% convertible senior notes due 2016 (See Note 10)	—	2
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 307 and 301 shares issued and outstanding, respectively	3	3
Additional paid-in capital	1,086	1,349
Retained earnings	2,461	2,060
Accumulated other comprehensive loss	(1)	(16)
Total stockholders’ equity	3,549	3,396
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,719	$7,050
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share data)	2016	2015	2016	2015
Net revenue:
Product	$649	$625	$1,753	$1,802
Service and other	500	445	1,565	1,286
Total net revenue	1,149	1,070	3,318	3,088
Cost of revenue:
Product	389	439	796	868
Service and other	127	107	300	260
Total cost of revenue	516	546	1,096	1,128
Gross profit	633	524	2,222	1,960
Operating expenses:
Research and development	285	266	870	827
Marketing and sales	240	190	511	469
General and administrative	110	97	329	296
Amortization of intangibles	2	2	5	6
Total operating expenses	637	555	1,715	1,598
Operating income (loss)	(4)	(31)	507	362
Interest and other income (expense), net	(2)	1	(13)	(11)
Income (loss) before provision for (benefit from) income taxes	(6)	(30)	494	351
Provision for (benefit from) income taxes	(5)	15	93	94
Net income (loss)	$(1)	$(45)	$401	$257
Earnings (loss) per share:
Basic	$ (0.00)	$(0.14)	$1.33	$0.83
Diluted	$ (0.00)	$(0.14)	$1.28	$0.77
Number of shares used in computation:
Basic	303	311	302	311
Diluted	303	311	314	333
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)	Three Months Ended December 31,			Nine Months Ended December 31,
(In millions)	2016	2015		2016	2015
Net income (loss)	$(1)	$(45)		$401	$257
Other comprehensive income (loss), net of tax:
Change in unrealized net gains and losses on available-for-sale securities	(5)	(4)		(4)	(3)
Reclassification adjustment for realized net gains and losses on available-for-sale securities	—	1	1	(1)	—
Change in unrealized net gains and losses on derivative instruments	39	10		66	2
Reclassification adjustment for realized net gains and losses on derivative instruments	(8)	(4)		(18)	(11)
Foreign currency translation adjustments	(17)	(16)		(28)	(47)
Total other comprehensive income (loss), net of tax	9	(13)		15	(59)
Total comprehensive income (loss)	$8	$(58)		$416	$198

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended December 31,
(In millions)	2016	2015
OPERATING ACTIVITIES
Net income	$401	$257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	140	149
Stock-based compensation	144	131
Loss on conversion of senior notes	—	8
Change in assets and liabilities:
Receivables, net	(367)	(268)
Inventories	(2)	(6)
Other assets	42	42
Accounts payable	(6)	70
Accrued and other liabilities	111	(124)
Deferred income taxes, net	—	6
Deferred net revenue (online-enabled games)	513	562
Net cash provided by operating activities	976	827
INVESTING ACTIVITIES
Capital expenditures	(94)	(63)
Proceeds from maturities and sales of short-term investments	968	707
Purchase of short-term investments	(1,372)	(727)
Net cash used in investing activities	(498)	(83)
FINANCING ACTIVITIES
Payment of convertible notes	(163)	(293)
Proceeds from issuance of common stock	33	86
Excess tax benefit from stock-based compensation	53	73
Repurchase and retirement of common stock	(383)	(384)
Net cash used in financing activities	(460)	(518)
Effect of foreign exchange on cash and cash equivalents	(28)	(31)
Increase (decrease) in cash and cash equivalents	(10)	195
Beginning cash and cash equivalents	2,493	2,068
Ending cash and cash equivalents	$2,483	$2,263
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$51	$28
Cash paid during the period for interest	$23	$3
Non-cash investing activities:
Change in accrued capital expenditures	$(16)	$(8)

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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2017 contains 52 weeks and ends on April 1, 2017. Our results of operations for the fiscal year ended March 31, 2016 contained 53 weeks and ended on April 2, 2016. Our results of operations for the three months ended December 31, 2016 and 2015 contained 13 weeks each and ended on December 31, 2016 and January 2, 2016, respectively. Our results of operations for the nine months ended December 31, 2016 and 2015 contained 39 and 40 weeks, respectively, and ended on December 31, 2016 and January 2, 2016, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
Impact of Recently Issued Accounting Standards
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, related to simplifications of employee share-based payment accounting. This pronouncement eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. The pronouncement also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. The pronouncement is effective for annual periods (and for interim periods within those annual periods) beginning after December 15, 2016. We will adopt this new standard in the first quarter of fiscal year 2018. We are currently evaluating the impact of this new standard on our Consolidated Financial Statements and related disclosures.
In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. This update is effective for annual periods (and interim periods within those annual periods) beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the timing of adoption and impact of this new standard on our Consolidated Statements of Cash Flows.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. We currently anticipate adopting the standard using the cumulative effect transition method. This new revenue standard, as amended by ASU 2015-14, is effective in the first quarter of fiscal year 2019. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance in the new revenue standard regarding an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectibility, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. These amendments have the same effective date as the new revenue standard. While we are currently evaluating the impact of the new revenue standard, as amended, on our Consolidated Financial Statements and related disclosures, we believe the adoption of the new standard will have a significant impact on the accounting for certain transactions with multiple elements or “bundled” arrangements (for example, sales of online-enabled games for which we do not have vendor-specific objective evidence of fair value (“VSOE”) for unspecified future updates) because the requirement to have VSOE for undelivered elements under current accounting standards is eliminated under the new standard. Accordingly, we may be required to recognize as revenue a portion of the sales price upon delivery of the software, as compared to the current requirement of recognizing the entire sales price ratably over an estimated offering period. In addition, based upon what we expect to be our performance obligations under the new standard, as amended, we believe that upon adoption, a larger portion of our bundled arrangements will be presented as service revenue instead of product revenue in our Consolidated Statements of Operations.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this standard to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. We are currently evaluating the timing of adoption and impact of this new standard on our Consolidated Financial Statements and related disclosures.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2016 and March 31, 2016, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of December 31, 2016	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$230	$230	$—	$—	Cash equivalents
Money market funds	556	556	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	843	—	843	—	Short-term investments and cash equivalents
U.S. Treasury securities	440	440	—	—	Short-term investments and cash equivalents
U.S. agency securities	162	—	162	—	Short-term investments
Commercial paper	136	—	136	—	Short-term investments and cash equivalents
Foreign government securities	136	—	136	—	Short-term investments and cash equivalents
Asset-backed securities	95	—	95	—	Short-term investments
Foreign currency derivatives	57	—	57	—	Other current assets and other assets
Deferred compensation plan assets (a)	10	10	—	—	Other assets
Total assets at fair value	$2,665	$1,236	$1,429	$—
Liabilities
Foreign currency derivatives	10	—	10	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	11	11	—	—	Other liabilities
Total liabilities at fair value	$21	$11	$10	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of March 31, 2016	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$345	$345	$—	$—	Cash equivalents
Money market funds	143	143	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	623	—	623	—	Short-term investments and cash equivalents
U.S. Treasury securities	407	407	—	—	Short-term investments and cash equivalents
U.S. agency securities	170	—	170	—	Short-term investments and cash equivalents
Commercial paper	81	—	81	—	Short-term investments and cash equivalents
Foreign government securities	122	—	122	—	Short-term investments and cash equivalents
Foreign currency derivatives	16	—	16	—	Other current assets and other assets
Deferred compensation plan assets (a)	8	8	—	—	Other assets
Total assets at fair value	$1,915	$903	$1,012	$—
Liabilities
Foreign currency derivatives	10	—	10	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	9	9	—	—	Other liabilities
Total liabilities at fair value	$19	$9	$10	$—

(a)
The Deferred Compensation Plan assets consist of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, for additional information regarding our Deferred Compensation Plan.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of December 31, 2016 and March 31, 2016, our cash and cash equivalents were $2,483 million and $2,493 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.
Short-Term Investments
Short-term investments consisted of the following as of December 31, 2016 and March 31, 2016 (in millions):

	As of December 31, 2016				As of March 31, 2016
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$842	$—	$(2)	$840	$620	$1	$—	$621
U.S. Treasury securities	400	—	(1)	399	389	1	—	390
U.S. agency securities	163	—	(1)	162	167	—	—	167
Commercial paper	116	—	—	116	50	—	—	50
Foreign government securities	124	—	—	124	113	—	—	113
Asset-backed securities	95	—	—	95	—	—	—	—
Short-term investments	$1,740	$—	$(4)	$1,736	$1,339	$2	$—	$1,341

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of December 31, 2016 and March 31, 2016 (in millions):

	As of December 31, 2016		As of March 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due in 1 year or less	$928	$928	$571	$571
Due in 1-2 years	419	418	461	462
Due in 2-3 years	306	304	295	296
Due in 3-4 years	87	86	12	12
Short-term investments	$1,740	$1,736	$1,339	$1,341

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
We transact business in various foreign currencies and have significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign currency forward contracts, generally with maturities of 18 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in certain foreign currencies. Our cash flow risks are primarily related to fluctuations in the Euro, British pound sterling, Canadian dollar, Swedish krona, Australian dollar, Chinese yuan and South Korean won. In addition, we utilize foreign currency forward contracts to mitigate foreign currency exchange risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts not designated as hedging instruments generally have a contractual term of approximately 3 months or less and are transacted near month-end. We do not use foreign currency forward contracts for speculative trading purposes.
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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of December 31, 2016			As of March 31, 2016
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$177	$—	$8	$148	$5	$1
Forward contracts to sell	$700	$44	$1	$685	$11	$9

The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations was a gain of $8 million for the three months ended December 31, 2016 and a gain of $4 million for the three months ended December 31, 2015.
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations was a gain of $18 million for the nine months ended December 31, 2016 and a gain of $11 million for the nine months ended December 31, 2015.
During the three and nine months ended December 31, 2016 and 2015, we reclassified an immaterial amount of the ineffective portion of gains or losses resulting from changes in fair value into interest and other income (expense), net.
The amount excluded from the assessment of hedge effectiveness during three and nine months ended December 31, 2016 and 2015 and recognized in interest and other income (expense), net, was immaterial.
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of December 31, 2016			As of March 31, 2016
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$143	$—	$1	$108	$—	$—
Forward contracts to sell	$681	$13	$—	$159	$—	$—

The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2016 and 2015, was as follows (in millions):

	Statement of Operations Classification	Amount of Gain (Loss) Recognized in the Statement of Operations
		Three Months Ended December 31,		Nine Months Ended December 31,
		2016	2015	2016	2015
Foreign currency forward contracts not designated as hedging instruments	Interest and other income (expense), net	$49	$13	$50	$15

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended December 31, 2016 and 2015 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of September 30, 2016	$1	$31	$(42)	$(10)
Other comprehensive income (loss) before reclassifications	(5)	39	(17)	17
Amounts reclassified from accumulated other comprehensive income (loss)	—	(8)	—	(8)
Total other comprehensive income (loss), net of tax	(5)	31	(17)	9
Balance as of December 31, 2016	$(4)	$62	$(59)	$(1)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of September 30, 2015	$(3)	$6	$(47)	$(44)
Other comprehensive income (loss) before reclassifications	(4)	10	(16)	(10)
Amounts reclassified from accumulated other comprehensive income (loss)	1	(4)	—	(3)
Total other comprehensive income (loss), net of tax	(3)	6	(16)	(13)
Balance as of December 31, 2015	$(6)	$12	$(63)	$(57)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended December 31, 2016 and 2015 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2016	$1	$14	$(31)	$(16)
Other comprehensive income (loss) before reclassifications	(4)	66	(28)	34
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(18)	—	(19)
Total other comprehensive income (loss), net of tax	(5)	48	(28)	15
Balance as of December 31, 2016	$(4)	$62	$(59)	$(1)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2015	$(3)	$21	$(16)	$2
Other comprehensive income (loss) before reclassifications	(3)	2	(47)	(48)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(11)	—	(11)
Total other comprehensive income (loss), net of tax	(3)	(9)	(47)	(59)
Balance as of December 31, 2015	$(6)	$12	$(63)	$(57)

The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and nine months ended December 31, 2016 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended December 31, 2016	Nine Months Ended December 31, 2016
(Gains) losses on available-for-sale securities
Interest and other income (expense), net	$—	$(1)
Net of tax	$—	$(1)

(Gains) losses on cash flow hedges from forward contracts
Net revenue	$(9)	$(18)
Research and development	1	—
Net of tax	$(8)	$(18)

Total net (gain) loss reclassified, net of tax	$(8)	$(19)

The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and nine months ended December 31, 2015 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended December 31, 2015	Nine Months Ended December 31, 2015
(Gains) losses on available-for-sale securities
Interest and other income (expense), net	$1	$—
Net of tax	$1	$—

(Gains) losses on cash flow hedges from forward contracts
Net revenue	$(5)	$(19)
Research and development	1	8
Net of tax	$(4)	$(11)

Total net (gain) loss reclassified, net of tax	$(3)	$(11)

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the nine months ended December 31, 2016 are as follows (in millions):

	As of March 31, 2016	Activity	Effects of Foreign Currency Translation	As of December 31, 2016
Goodwill	$2,078	$—	$(6)	$2,072
Accumulated impairment	(368)	—	—	(368)
Total	$1,710	$—	$(6)	$1,704
Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. Goodwill is not amortized, but rather subject to at least an annual assessment for impairment by applying a fair value-based test.

Acquisition-related intangibles consisted of the following (in millions):

	As of December 31, 2016			As of March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$412	$(412)	$—	$412	$(368)	$44
Trade names and trademarks	106	(97)	9	106	(93)	13
Registered user base and other intangibles	5	(5)	—	5	(5)	—
Carrier contracts and related	85	(85)	—	85	(85)	—
Total	$608	$(599)	$9	$608	$(551)	$57
Amortization of intangibles for the three and nine months ended December 31, 2016 and 2015 are classified in the Condensed Consolidated Statement of Operations as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Cost of service and other	$—	$9	$16	$25
Cost of product	18	3	27	10
Operating expenses	2	2	5	6
Total	$20	$14	$48	$41
During the three and nine months ended December 31, 2016, we determined that the carrying value of one of our acquisition-related intangible assets was not recoverable. The acquisition-related intangible asset was measured using Level 3 inputs and was written down to a fair value of zero as of December 31, 2016. We recognized an impairment charge of $15 million in cost of product revenue in our Condensed Consolidated Statements of Operations. During the three and nine months ended December 31, 2015, there were no impairment charges for acquisition-related intangible assets.

Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from 2 to 14 years. As of December 31, 2016 and March 31, 2016, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 1.6 years and 1.6 years, respectively.
As of December 31, 2016, future amortization of acquisition-related intangibles that will be recorded in the Condensed Consolidated Statement of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2017 (remaining three months)	$1
2018	6
2019	2
Total	$9

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

During the three and nine months ended December 31, 2016, we determined that the carrying value of one of our royalty-based assets and previously unrecognized minimum royalty-based commitments were not recoverable. We recognized an impairment charge of $12 million on the asset and a loss of $10 million on the previously unrecognized minimum royalty-based commitment. Of the total $22 million loss, $10 million was included in cost of service revenue and $12 million was included in research and development expenses in our Condensed Consolidated Statements of Operations. During the three and nine months ended December 31, 2015, we did not recognize any material losses or impairment charges on royalty-based commitments, respectively.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of December 31, 2016	As of March 31, 2016
Other current assets	$31	$54
Other assets	44	63
Royalty-related assets	$75	$117
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

	As of December 31, 2016	As of March 31, 2016
Accrued royalties	$226	$159
Other liabilities	102	118
Royalty-related liabilities	$328	$277
As of December 31, 2016, we were committed to pay approximately $1,338 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 11 for further information on our developer and licensor commitments.

(8) BALANCE SHEET DETAILS
Inventories
Inventories as of December 31, 2016 and March 31, 2016 consisted of (in millions):

	As of December 31, 2016	As of March 31, 2016
Finished goods	$34	$32
Raw materials and work in process	1	1
Inventories	$35	$33
Property and Equipment, Net
Property and equipment, net, as of December 31, 2016 and March 31, 2016 consisted of (in millions):

	As of December 31, 2016	As of March 31, 2016
Computer, equipment and software	$702	$684
Buildings	312	313
Leasehold improvements	126	129
Equipment, furniture and fixtures, and other	80	80
Land	61	61
Construction in progress	8	15
	1,289	1,282
Less: accumulated depreciation	(865)	(843)
Property and equipment, net	$424	$439
During the three and nine months ended December 31, 2016, depreciation expense associated with property and equipment was $29 million and $86 million, respectively. During the three and nine months ended December 31, 2015 depreciation expense associated with property and equipment was $31 million and $91 million respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of December 31, 2016 and March 31, 2016 consisted of (in millions):

	As of December 31, 2016	As of March 31, 2016
Other accrued expenses	$306	$218
Accrued compensation and benefits	224	256
Accrued royalties	226	159
Deferred net revenue (other)	145	77
Accrued and other current liabilities	$901	$710
Deferred net revenue (other) includes the deferral of subscription revenue, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
Deferred Net Revenue (Online-Enabled Games)
Deferred net revenue (online-enabled games) was $1,971 million and $1,458 million as of December 31, 2016 and March 31, 2016, respectively. Deferred net revenue (online-enabled games) generally includes the unrecognized revenue from bundled sales of online-enabled games for which we do not have VSOE for the obligation to provide unspecified updates. We recognize revenue from the sale of online-enabled games for which we do not have VSOE for the unspecified updates on a straight-line basis, generally over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally-distributed games. However, we expense the cost of revenue related to these transactions generally during the period in which the product is delivered (rather than on a deferred basis).

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
In the fourth quarter of fiscal year 2016, we determined that the positive evidence overcame any negative evidence and concluded that it was more likely than not that the U.S. deferred tax assets were realizable. As a result, we released the valuation allowance against all of the U.S. federal deferred tax assets and a portion of the U.S. state deferred tax assets during the fourth quarter of fiscal year 2016, and we continue to believe those deferred tax assets are realizable as of December 31, 2016. We maintain a valuation allowance related to specific U.S. state deferred tax assets and foreign capital loss carryovers, due to uncertainty about the future realization of these assets.
The provision for income taxes reported for the three and nine months ended December 31, 2016 is based on our projected annual effective tax rate for fiscal year 2017, and also includes certain discrete items recorded during the period. Our effective tax rate for the three and nine months ended December 31, 2016 was 83.3 percent and 18.8 percent, respectively, as compared to 50.0 percent and 26.8 percent, respectively, for the same period of fiscal year 2016. The effective tax rate for the nine months ended December 31, 2016 was reduced, when compared to the statutory rate of 35.0 percent, due primarily to non-U.S. profits subject to a reduced or zero tax rate. The effective tax rate for the nine months ended December 31, 2015 was reduced, when compared to the statutory rate of 35.0 percent, by the utilization of U.S. deferred tax assets which were subject to a valuation allowance and non-U.S. profits subject to a reduced or zero tax rate. Conversely, the effective tax rate for the nine months ended December 31, 2015 was increased due to a discrete expense of $73 million, for excess tax benefits from stock-based compensation deductions allocated directly to contributed capital. The effective tax rate for the nine months ended December 31, 2016 differs from the same periods in fiscal year 2016 primarily due to the utilization of U.S. deferred tax assets in fiscal year 2016 which were subject to a valuation allowance and the discrete expense for excess tax benefits from stock-based compensation deductions allocated directly to contributed capital in fiscal year 2016.

During the three and nine months ended December 31, 2016, we recorded a net decrease of $3 million and a net increase of $15 million, respectively, in gross unrecognized tax benefits. The total gross unrecognized tax benefits as of December 31, 2016 is $346 million. A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of December 31, 2016, if recognized, approximately $321 million of the unrecognized tax benefits would affect our effective tax rate and approximately $24 million would result in adjustments to deferred tax assets with corresponding adjustments to the valuation allowance.

During the nine months ended December 31, 2016, we recorded a net decrease of $3 million for accrued interest and penalties related to tax positions taken on our tax returns. As of December 31, 2016, the combined amount of accrued interest and penalties related to uncertain tax positions included in income tax obligations on our Condensed Consolidated Balance Sheet was approximately $12 million.
We file income tax returns in the United States, including various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions, including Canada, France, Germany, Switzerland and the United Kingdom. The IRS is currently examining our returns for fiscal years 2009 through 2011, and we remain subject to income tax examination by the IRS for fiscal years after 2013.

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
Upon conversion of any Convertible Notes, we delivered cash up to the principal amount of the Convertible Notes and any excess conversion value was delivered in shares of our common stock. On July 15, 2016, we repaid the remaining principal balance on the Convertible Notes of $136 million and issued approximately 2.5 million shares of common stock to noteholders with a fair value of $193 million. During the six months ended September 30, 2016, we repaid $163 million of the principal balance of the Convertible Notes and issued approximately 2.9 million shares of common stock to noteholders with a fair value of $222 million, resulting in a loss on extinguishment of $0.3 million. There was no activity during the three months ended December 31, 2016.
The carrying and fair values of the Convertible Notes are as follows (in millions):

	As of December 31, 2016	As of March 31, 2016
Principal amount of Convertible Notes	$—	$163
Unamortized debt discount of the liability component	—	(2)
Net carrying value of Convertible Notes	$—	$161

Fair value of Convertible Notes (Level 2)	$—	$338

Convertible Note Hedge and Warrants Issuance
In July 2011, we entered into certain agreements designed to reduce the potential dilution with respect to our common stock upon conversion of the Convertible Notes (“the Convertible Note Hedge”). We paid $107 million for the Convertible Note Hedge, which was recorded as an equity transaction. The Convertible Note Hedge, subject to customary anti-dilution adjustments, provided us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock, equal to the number of shares of our common stock that notionally underlie the Convertible Notes at a strike price of $31.74, which corresponds to the conversion price of the Convertible Notes. During the three and six months ended September 30, 2016, we received 2.5 million and 2.9 million shares, of our common stock under the Convertible Note Hedge, respectively, and none during the three months ended December 31, 2016.
Separately, in July 2011 we also entered into privately negotiated warrant transactions with certain counterparties whereby we sold to independent third parties warrants (the “Warrants”) to acquire, subject to customary anti-dilution adjustments that are substantially the same as the anti-dilution provisions contained in the Convertible Notes, up to 19.9 million shares of our common stock (which is also equal to the number of shares of our common stock that notionally underlie the Convertible Notes), with a strike price of $41.14. We received proceeds of $65 million from the sale of the Warrants in fiscal year 2012. The Warrants had a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock exceeded $41.14 on or prior to the expiration date of the Warrants. The Warrants automatically exercised on a net share settlement basis over a 60 trading day period that began on October 17, 2016 and ended on January 12, 2017. We issued a total of 9.6 million shares upon exercise of the Warrants, of which 7.9 million shares were issued during the three months ended December 31, 2016 and 1.7 million shares were issued subsequent to quarter end.
Effect of conversion on earning per share (“EPS”)
Prior to conversion of the Convertible Notes, we included the effect of the additional potential dilutive shares if our common stock price exceeded $31.74 per share using the treasury stock method. If the average price of our common stock exceeds $41.14 per share for a quarterly period, we also included the effect of the additional potential dilutive shares related to the Warrants using the treasury stock method. Prior to conversion, the Convertible Note Hedge was not considered for purposes of the EPS calculation, as its effect would have been anti-dilutive. Upon conversion, the Convertible Note Hedge offset the dilutive effect of the Notes when the stock price was above $31.74 per share. See Note 13 for additional information related to our EPS.
Senior Notes
In February 2016, we issued $600 million aggregate principal amount of 3.70% Senior Notes due March 1, 2021 (the “2021 Notes”) and $400 million aggregate principal amount of 4.80% Senior Notes due March 1, 2026 (the “2026 Notes,” and together with the 2021 Notes, the “Senior Notes”). Our proceeds were $989 million, net of discount of $2 million and issuance costs of $9 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2021 Notes and the 2026 Notes using the effective interest rate method. The effective interest rate is 3.94% for the 2021 Notes and 4.97% for the 2026 Notes. Interest is payable semiannually in arrears, on March 1 and September 1 of each year.
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of December 31, 2016	As of March 31, 2016
Senior Notes:
3.70% Senior Notes due 2021	$600	$600
4.80% Senior Notes due 2026	400	400
Total principal amount	$1,000	$1,000
Unaccreted discount	(2)	(2)
Unamortized debt issuance costs	(8)	(9)
Net carrying value of Senior Notes	$990	$989

Fair value of Senior Notes (Level 2)	$1,045	$1,039

As of December 31, 2016, the remaining life of the 2021 Notes and 2026 Notes is approximately 4.2 years and 9.2 years, respectively.

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

As of December 31, 2016, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for the three and nine months ended December 31, 2016 and 2015 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Amortization of debt discount	—	(3)	(2)	(14)
Amortization of debt issuance costs	(1)	(1)	(2)	(2)
Coupon interest expense	(10)	(1)	(31)	(3)
Other interest expense	(1)	—	(1)	—
Total interest expense	$(12)	$(5)	$(36)	$(19)

(11) COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of December 31, 2016, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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

The following table summarizes our minimum contractual obligations as of December 31, 2016 (in millions):

		Fiscal Years Ending March 31,
		2017
		(Remaining
	Total	three mos.)	2018	2019	2020	2021	2022	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,338	$50	$284	$295	$251	$182	$196	$80
Marketing commitments	469	6	76	109	89	92	73	24
Operating leases	220	8	38	33	30	28	22	61
Senior Notes interest	272	11	41	41	41	41	19	78
Other purchase obligations	115	17	44	15	10	7	4	18
Total unrecognized commitments	2,414	92	483	493	421	350	314	261

Recognized commitments
Senior Notes principal and interest	1,010	10	—	—	—	600	—	400
Licensing and lease obligations (a)	131	6	23	24	25	26	27	—
Total recognized commitments	1,141	16	23	24	25	626	27	400

Total commitments	$3,555	$108	$506	$517	$446	$976	$341	$661
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of December 31, 2016; however, certain payment obligations may be accelerated depending on the performance of our operating results. Furthermore, up to $32 million of the unrecognized amounts in the table above may be payable, at the licensor’s election, in shares of our common stock, subject to a $10 million maximum during any fiscal year. The number of shares to be issued will be based on fair market value at the time of issuance.

In addition to what is included in the table above, as of December 31, 2016, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $87 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Legal Proceedings
On July 29, 2010, Michael Davis, a former NFL running back, filed a putative class action in the United States District Court for the Northern District of California against the Company, alleging that certain past versions of Madden NFL included the images of certain retired NFL players without their permission. In March 2012, the trial court denied the Company’s request to dismiss the complaint on First Amendment grounds. In January 2015, that trial court decision was affirmed by the Ninth Circuit Court of Appeals and the case was remanded back to the United States District Court for the Northern District of California. On February 2, 2017, the United States District Court for the Northern District of California denied the plaintiffs’ motion for class certification.
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

There were an insignificant number of stock options granted during the three and nine months ended December 31, 2016 and 2015.

The estimated assumptions used in the Black-Scholes valuation model to value our ESPP purchase rights were as follows:

	ESPP Purchase Rights
	Nine Months Ended December 31,
	2016	2015
Risk-free interest rate	0.5 - 0.6%	0.3 - 0.4%
Expected volatility	29 - 32%	32%
Weighted-average volatility	31%	32%
Expected term	6 - 12 months	6 - 11.5 months
Expected dividends	None	None

There were no market-based restricted stock units granted during the three months ended December 31, 2016 and 2015.

Stock-Based Compensation Expense
Employee stock-based compensation expense recognized during the three and nine months ended December 31, 2016 and 2015 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to stock-based compensation expense will be recognized at that time.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Cost of revenue	$—	$—	$2	$1
Research and development	27	26	81	77
Marketing and sales	8	5	23	17
General and administrative	13	11	38	36
Stock-based compensation expense	$48	$42	$144	$131

During the three months ended December 31, 2016, we recognized a $10 million deferred income tax benefit related to our stock-based compensation expense. During the three months ended December 31, 2015, we did not recognize any benefit from income taxes related to our stock-based compensation expense due to the U.S. valuation allowance.

During the nine months ended December 31, 2016, we recognized a $28 million deferred income tax benefit related to our stock-based compensation expense. During the nine months ended December 31, 2015, we did not recognize any benefit from income taxes related to our stock-based compensation expense due to the U.S. valuation allowance.
As of December 31, 2016, our total unrecognized compensation cost related to restricted stock units and market-based restricted stock units was $312 million and is expected to be recognized over a weighted-average service period of 1.6 years. Of the $312 million of unrecognized compensation cost, $40 million relates to market-based restricted stock units. As of December 31, 2016, our total unrecognized compensation cost related to stock options was $4 million and is expected to be recognized over a weighted-average service period of 0.7 years.
During the three and nine months ended December 31, 2016, we recognized $16 million and $53 million, respectively, of excess tax benefit from stock-based compensation deductions; this amount is reported in the financing activities on our Condensed Consolidated Statement of Cash Flows.
During the three and nine months ended December 31, 2015, we recognized $8 million and $73 million, respectively, of excess tax benefit from stock-based compensation deductions; this amount is reported in the financing activities on our Condensed Consolidated Statement of Cash Flows.

Stock Options
The following table summarizes our stock option activity for the nine months ended December 31, 2016:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2016	3,278	$35.09
Granted	4	72.43
Exercised	(370)	30.13
Forfeited, cancelled or expired	(31)	35.78
Outstanding as of December 31, 2016	2,881	$35.78	4.78	$124
Vested and expected to vest	2,843	$35.84	4.74	$122
Exercisable as of December 31, 2016	2,326	$36.81	4.20	$98
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of December 31, 2016, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Units
The following table summarizes our restricted stock unit activity for the nine months ended December 31, 2016:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2016	7,157	$44.04
Granted	2,529	75.68
Vested	(3,658)	36.39
Forfeited or cancelled	(487)	56.76
Outstanding as of December 31, 2016	5,541	$62.41

The weighted-average grant date fair values of restricted stock units granted during the three and nine months ended December 31, 2016 were $80.04 and $75.68, respectively.

Market-Based Restricted Stock Units
Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the market-based restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be received at vesting will range from zero percent to 200 percent of the target number of market-based restricted stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period, generally over a one-year, two-year cumulative and three-year cumulative period. In the table below, we present shares granted at 100 percent of target of the number of market-based restricted stock units that may potentially vest. The maximum number of shares of common stock that could vest is approximately 0.7 million for market-based restricted stock units granted during the nine months ended December 31, 2016. As of December 31, 2016, the maximum number of shares that could vest is approximately 1.3 million for market-based restricted stock units outstanding.
The following table summarizes our market-based restricted stock unit activity for the nine months ended December 31, 2016:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2016	636	$64.49
Granted	353	98.04
Vested	(558)	50.08
Vested above target	238	44.99
Forfeited or cancelled	(28)	84.94
Outstanding as of December 31, 2016	641	$87.37
Stock Repurchase Program
In May 2014, a special committee of our Board of Directors, on behalf of the full Board of Directors, authorized a two-year program to repurchase up to $750 million of our common stock. Since inception, we repurchased approximately 9.2 million shares for approximately $394 million under this program.

In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. This stock repurchase program, which expires on May 31, 2017, supersedes and replaces the stock repurchase authorization approved in May 2014. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and nine months ended December 31, 2016, we repurchased approximately 1.5 million and 5.0 million shares for approximately $127 million and $383 million, respectively. We continue to actively repurchase shares. As of December 31, 2016, $156 million was available to be repurchased under this program.

The following table summarizes total shares repurchased during the three and nine months ended December 31, 2016 and 2015:

	May 2014 Program		May 2015 Program		Total
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Three months ended December 31, 2016	—	$—	1.5	$127	1.5	$127
Nine months ended December 31, 2016	—	$—	5.0	$383	5.0	$383
Three months ended December 31, 2015	—	$—	1.8	$126	1.8	$126
Nine months ended December 31, 2015	1.0	$57	4.8	$327	5.8	$384

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

	Three Months Ended December 31,		Nine Months Ended December 30,
(In millions, except per share amounts)	2016	2015	2016	2015
Net income (loss)	$(1)	$(45)	$401	$257
Shares used to compute earnings (loss) per share:
Weighted-average common stock outstanding — basic	303	311	302	311
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	—	—	3	7
Dilutive potential common shares related to the Convertible Notes	—	—	1	8
Dilutive potential common shares related to the Warrants	—	—	8	7
Weighted-average common stock outstanding — diluted	303	311	314	333
Earnings (loss) per share:
Basic	$ (0.00)	$(0.14)	$1.33	$0.83
Diluted	$ (0.00)	$(0.14)	$1.28	$0.77

As a result of our net loss for the three months ended December 31, 2016, we have excluded all potentially dilutive common shares from the diluted loss per share calculation as their inclusion would have had an antidilutive effect. Had we reported net income for this period, an additional 3 million shares of common stock related to our outstanding equity-based instruments and an additional 7 million shares related to the Warrants would have been included in the number of shares used to calculate Diluted EPS for the three months ended December 31, 2016.

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

For the nine months ended December 31, 2016 and 2015, an immaterial amount of options to purchase, restricted stock units and restricted stock to be released were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Electronic Arts Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries as of December 31, 2016, the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended December 31, 2016 and January 2, 2016, and the related condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2016 and January 2, 2016. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
February 7, 2017

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

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three and nine months ended December 31, 2016, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 as filed with the SEC on May 27, 2016 and in other documents we have filed with the SEC.
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
Financial Results
Our key financial results for our quarter ended December 31, 2016 were as follows:

•	Total net revenue was $1,149 million, up 7 percent year-over-year. On a constant currency basis, we estimate that total net revenue would have been $1,164 million, up 9 percent year over year.

•	Digital revenue was $685 million, up 20 percent year-over-year.

•
International net revenue was $588 million, down 5 percent year-over-year. On a constant currency basis, we estimate that international net revenue would have been $603 million, down 3 percent year over year.

•	Gross margin was 55.1 percent, up 6.1 percent year-over-year.

•	Operating expenses were $637 million, up 15 percent year-over-year. On a constant currency basis, we estimate that total operating expenses would have been $644 million, up 16 percent year over year.

•	Net loss was $1 million, with diluted loss per share of $0.00.

•	Total cash, cash equivalents and short-term investments was $4,219 million.

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
We track an estimate of monthly active users (“MAUs”) for our mobile business, which we believe is a useful indicator of player engagement trends for that business. For the three months ended December 31, 2016, we had average MAUs of over 160 million. MAUs are the aggregate number of individuals who accessed a particular game on a particular device in the last 30 days as of the measurement date. For our calculation, an individual who either plays two of our games on a single device, or the same game on two devices in the relevant period, would be counted as two users. Average MAUs for a particular period is the average of the MAUs at each month-end during that period. MAUs are calculated using internal company data based on tracking the activity of user accounts. We also include in this calculation data provided by our third party publishing partners for certain games that we develop, but we exclude information from third party titles that we publish. From time to time, we adjust the calculation for user activity that is inconsistent with our methodology. We believe that the numbers are reasonable estimates of our user base for the applicable period of measurement; however, factors relating to user activity may impact these numbers. Our methodology for calculating MAUs may differ from the methodology used by other companies to calculate this metric.

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

Net Sales.  In order to improve transparency into our business, we disclose an operating performance metric, net sales.  Net sales is defined as the net amount of products and services sold digitally or sold-in physically in the period.

Net sales were $2.07 billion for the three months ended December 31, 2016, driven by sales of Battlefield 1 and FIFA 17 during the quarter. Net sales increased $267 million or 15%, from the three months ended December 31, 2015 due primarily to stronger sales associated with our first-person shooter titles and FIFA franchise. Digital net sales were $1.10 billion for the three months ended December 31, 2016, an increase of $288 million or 36% from the three months ended December 31, 2015. The increase in digital net sales was driven by year-over-year growth in full game downloads, primarily from stronger full game downloads of Battlefield 1 as compared to Star Wars Battlefront, and approximately $50 million of digital net sales from the FIFA launch captured this fiscal quarter, rather than in the second fiscal quarter, as was the case in fiscal 2016.

Recent Developments
Stock Repurchase Program. In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. This stock repurchase program expires on May 31, 2017. During the three months ended December 31, 2016, we repurchased approximately 1.5 million shares for approximately $127 million under this program. During the nine months ended December 31, 2016, we repurchased approximately 5.0 million shares for approximately $383 million under this program. We continue to actively repurchase shares.
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

Deferred Net Revenue (online-enabled games)

Because the majority of our sales are subject to a deferral period of generally six to nine months, our deferred net revenue (online-enabled games) balance is material. This balance increases from period to period by the revenue being deferred for current sales and is reduced by the recognition of revenue from prior sales that were deferred (i.e., the “net change” in the deferred balance). However, given the seasonal sales nature of our business, the net change in the deferred balance may be material from period to period. For example, because our sales have historically been highest in the fiscal third quarter, the deferred net revenue (online-enabled games) balance generally increases significantly in the third fiscal quarter. Similarly, because sales have historically been lowest in the first fiscal quarter, the deferred net revenue (online-enabled games) balance generally decreases significantly in the first fiscal quarter of a fiscal year.
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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2017 contains 52 weeks and ends on April 1, 2017. Our results of operations for the fiscal year ended March 31, 2016 contained 53 weeks and ended on April 2, 2016. Our results of operations for the three months ended December 31, 2016 and 2015 contained 13 weeks each and ended on December 31, 2016 and January 2, 2016, respectively. Our results of operations for the nine months ended December 31, 2016 and 2015 contained 39 and 40 weeks, respectively, and ended on December 31, 2016 and January 2, 2016, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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

Net Revenue Quarterly Analysis

Net Revenue

For the three months ended December 31, 2016, net revenue was $1,149 million and increased $79 million, or 7 percent, as compared to the three months ended December 31, 2015. This increase was driven by a $154 million increase in revenue primarily from the Battlefield, Titanfall, and UFC franchises. This increase was partially offset by a $75 million decrease in revenue primarily from Rory McIlroy PGA Tour and The Simpsons Tapped Out, and The Sims, Dragon Age, and Star Wars franchises.

Net Revenue by Product Revenue and Service and Other Revenue

Our net revenue by product revenue and service and other revenue for the three months ended December 31, 2016 and 2015 was as follows (in millions):

	Three Months Ended December 31,
	2016	2015	$ Change	% Change
Net revenue:
Product	$649	$625	$24	4%
Service and other	500	445	55	12%
Total net revenue	$1,149	$1,070	$79	7%

Product Revenue

For the three months ended December 31, 2016, product net revenue was $649 million, primarily driven by FIFA 17, Battlefield 1, and Madden NFL 17. Product net revenue increased $24 million, or 4 percent, as compared to the three months ended December 31, 2015. This increase was driven by a $124 million increase primarily from Battlefield 1 and Titanfall 2. This increase was partially offset by a $100 million decrease primarily from Star Wars Battlefront and Rory McIlroy PGA Tour, and the FIFA and Dragon Age franchises.

Service and Other Revenue

For the three months ended December 31, 2016, service and other net revenue was $500 million, primarily driven by FIFA Ultimate Team, Star Wars: Galaxy of Heroes and Madden Ultimate Team. Service and other net revenue for the three months ended December 31, 2016 increased $55 million, or 12 percent, as compared to the three months ended December 31, 2015. This increase was driven by an $84 million increase primarily from FIFA Ultimate Team and the Star Wars, Plants vs. Zombies, and NBA Live franchises. This increase was partially offset by a $29 million decrease primarily from The Simpsons Tapped Out Madden Ultimate Team, Battlefield 4 Premium, and Titanfall.

Supplemental Net Revenue by Revenue Composition
As we continue to evolve our business and more of our products are delivered to consumers digitally via the Internet, we place a greater emphasis and focus on assessing our business through a review of net revenue by revenue composition.

Our net revenue by revenue composition for the three months ended December 31, 2016 and 2015 was as follows (in millions):

	Three Months Ended December 31,
	2016	2015	$ Change	% Change

Full game downloads	$169	$112	$57	51%
Extra content	267	241	26	11%
Subscriptions, advertising, and other	102	89	13	15%
Mobile	147	127	20	16%
Total Digital	$685	$569	$116	20%

Packaged goods and other	$464	$501	$(37)	(7)%
Net revenue	$1,149	$1,070	$79	7%

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

For the three months ended December 31, 2016, digital net revenue was $685 million primarily driven by FIFA Ultimate Team, Battlefield 1, FIFA Online 3 in Asia, and Star Wars: Galaxy of Heroes. Digital net revenue for the three months ended December 31, 2016 increased $116 million, or 20 percent, as compared to the three months ended December 31, 2015. This increase is due to (1) a $57 million or 51 percent increase in full-game download net revenue primarily driven by Battlefield 1, (2) a $26 million or 11 percent increase in extra content net revenue primarily driven by our Ultimate Team game mode and Star Wars Battlefront, (3) a $20 million or 16 percent increase in mobile net revenue primarily driven by Star Wars: Galaxy of Heroes, and (4) a $13 million or 15 percent increase in subscriptions, advertising, and other net revenue.

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

For the three months ended December 31, 2016, packaged goods and other net revenue was $464 million, primarily driven by FIFA 17, Battlefield 1 and Madden NFL 17. Packaged goods and other net revenue for the three months ended December 31, 2016 decreased $37 million, or 7 percent, as compared to the three months ended December 31, 2015. This decrease was driven by a $110 million decrease in sales primarily from the Star Wars, FIFA, Need for Speed, and The Sims franchises. This decrease was partially offset by a $73 million increase primarily from the Titanfall and Battlefield franchises.

Net Revenue Year-to-Date Analysis

Net Revenue

For the nine months ended December 31, 2016, net revenue was $3,318 million and increased $230 million, or 7 percent, as compared to the nine months ended December 31, 2015. This increase was driven by a $605 million increase in revenue primarily from the Star Wars, Need for Speed and UFC franchises. This increase was partially offset by a $375 million decrease in revenue primarily from the Battlefield, The Sims, and NHL franchises, and The Simpsons Tapped Out and Rory McIlroy PGA Tour.

Net Revenue by Product Revenue and Service and Other Revenue

Our net revenue by product revenue and service and other net revenue for the nine months ended December 31, 2016 and 2015 was as follows (in millions):

	Nine Months Ended December 31,
	2016	2015	$ Change	% Change
Net revenue:
Product	$1,753	$1,802	$(49)	(3)%
Service and other	1,565	1,286	279	22%
Total net revenue	$3,318	$3,088	$230	7%

Product Revenue

For the nine months ended December 31, 2016, product net revenue was $1,753 million, primarily driven by Star Wars Battlefront, FIFA 16, and FIFA 17. Product net revenue decreased $49 million, or 3 percent, as compared to the nine months ended December 31, 2015. This decrease was driven by a $456 million decrease primarily from the Dragon Age, FIFA, Battlefield, and The Sims franchises. This decrease was partially offset by a $407 million increase primarily from Star Wars Battlefront and the UFC franchise.
Service and Other Revenue
For the nine months ended December 31, 2016, service and other net revenue was $1,565 million, primarily driven by FIFA Ultimate Team, Need for Speed 2015, and Star Wars: Galaxy of Heroes. Service and other net revenue for the nine months ended December 31, 2016 increased $279 million, or 22 percent, as compared to the nine months ended December 31, 2015. This increase was driven by a $361 million increase primarily from Need for Speed 2015, FIFA Ultimate Team and the Star Wars franchise. This increase was partially offset by an $82 million decrease primarily from The Simpsons Tapped Out, Titanfall, and The Sims FreePlay, and the Battlefield franchise.

Our net revenue by revenue composition for the nine months ended December 31, 2016 and 2015 was as follows (in millions):

	Nine Months Ended December 31,
	2016	2015	$ Change	% Change

Full game downloads	$400	$313	$87	28%
Extra content	807	745	62	8%
Subscriptions, advertising, and other	272	244	28	11%
Mobile	461	392	69	18%
Total Digital	$1,940	$1,694	$246	15%

Packaged goods and other	$1,378	$1,394	$(16)	(1)%
Net revenue	$3,318	$3,088	$230	7%

Digital Net Revenue

For the nine months ended December 31, 2016, digital net revenue was $1,940 million primarily driven by FIFA Ultimate Team, FIFA Online 3 in Asia, and Star Wars: Galaxy of Heroes. Digital net revenue for the nine months ended December 31, 2016 increased $246 million, or 15 percent, as compared to the nine months ended December 31, 2015. This increase is due to (1) an $87 million or 28 percent increase in full-game download net revenue primarily driven by Battlefield 1, Star Wars Battlefront, and Need for Speed 2015, partially offset by Battlefield Hardline, (2) a $69 million or 18 percent increase in mobile net revenue primarily driven by Star Wars: Galaxy of Heroes, (3) a $62 million or 8 percent increase in extra content net revenue primarily driven by our Ultimate Team game mode and Star War Battlefront, and (4) a $28 million or 11 percent increase in subscriptions, advertising, and other net revenue.

Packaged Goods and Other Net Revenue

For the nine months ended December 31, 2016, packaged goods and other net revenue was $1,378 million, primarily driven by FIFA 16, Star Wars Battlefront, and FIFA 17. Packaged goods and other net revenue for the nine months ended December 31, 2016 decreased $16 million, or 1 percent, as compared to the nine months ended December 31, 2015.

Cost of Revenue Quarterly Analysis

Cost of revenue for the three months ended December 31, 2016 and 2015 was as follows (in millions):

	December 31, 2016	% of Related Net Revenue	December 31, 2015	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$389	59.9%	$439	70.2%	(11.4)%	(10.3)%
Service and other	127	25.4%	107	24.0%	18.7%	1.4%
Total cost of revenue	$516	44.9%	$546	51.0%	(5.5)%	(6.1)%

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
Cost of product revenue decreased by $50 million, or 11.4 percent during the three months ended December 31, 2016, as compared to the three months ended December 31, 2015. This decrease was primarily due to a decrease in royalty costs associated with Star Wars Battlefront, which was launched during the three months ended December 31, 2015, partially offset by the recognition of a $15 million impairment charge on an acquisition-related intangible asset, as well an increase in royalty costs associated with FIFA 17 and Titanfall 2.

Cost of Service and Other Revenue
Cost of service and other revenue consists primarily of (1) royalty costs, (2) data center, bandwidth and server costs associated with hosting our online games and websites, (3) inventory costs, (4) platform processing fees from operating our website-based games on third party platforms, and (5) credit card fees associated with our service revenue.

Cost of service and other revenue increased by $20 million, or 18.7 percent during the three months ended December 31, 2016, as compared to the three months ended December 31, 2015. The increase was primarily due to the recognition of an impairment charge of $10 million on a royalty-based asset, and an increase in royalty costs associated with FIFA Ultimate Team and Star Wars Galaxy of Heroes.

Total Cost of Revenue as a Percentage of Total Net Revenue
During the three months ended December 31, 2016, total cost of revenue as a percentage of total net revenue decreased by 6.1 percent as compared to the three months ended December 31, 2015. This decrease was primarily due to an increase in the proportion of our digital revenues to packaged goods and other revenues, as well as lower royalties expense associated with our current quarter revenue mix as compared to the three months ended December 31, 2015.
Cost of Revenue Year-to-Date Analysis

Cost of revenue for the nine months ended December 31, 2016 and 2015 was as follows (in millions):

	December 31, 2016	% of Related Net Revenue	December 31, 2015	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$796	45.4%	$868	48.2%	(8.3)%	(2.8)%
Service and other	300	19.2%	260	20.2%	15.4%	(1.0)%
Total cost of revenue	$1,096	33.0%	$1,128	36.5%	(2.8)%	(3.5)%

Cost of Product Revenue
Cost of product revenue decreased by $72 million or 8.3 percent during the nine months ended December 31, 2016, as compared to the nine months ended December 31, 2015. This decrease was primarily due to a decrease in royalty costs associated with Star Wars Battlefront, offset by the recognition of a $15 million impairment charge on an acquisition-related intangible asset, as well an increase in royalty costs associated with FIFA 17 and Titanfall 2.

Cost of Service and Other Revenue

Cost of service and other revenue increased by $40 million, or 15.4 percent during the nine months ended December 31, 2016, as compared to the nine months ended December 31, 2015. The increase was primarily due to the recognition of a $10 million impairment charge on a royalty-based asset, and an increase in royalty costs associated with FIFA Ultimate Team and Star Wars: Galaxy of Heroes during the nine months ended December 31, 2016.

Total Cost of Revenue as a Percentage of Total Net Revenue

During the nine months ended December 31, 2016, total cost of revenue as a percentage of total net revenue decreased by 3.5 percent as compared to the nine months ended December 31, 2015. This decrease was primarily due to an increase in the proportion of our digital revenues to packaged goods and other revenues, as well as lower royalties expense associated with our current year revenue mix as compared to the nine months ended December 31, 2015.

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
Research and development expenses for the three and nine months ended December 31, 2016 and 2015 were as follows (in millions):

	December 31, 2016	% of Net Revenue	December 31, 2015	% of Net Revenue	$ Change	% Change
Three months ended	$285	25%	$266	25%	$19	7%
Nine months ended	$870	26%	$827	27%	$43	5%

Research and development expenses increased by $19 million, or 7 percent, during the three months ended December 31, 2016, as compared to the three months ended December 31, 2015. This $19 million increase was primarily due to a $12 million loss on a previously unrecognized minimum royalty-based commitment and impairment on a royalty-based asset, an increase of $6 million in development advances to third-party developers, and a $5 million increase in personnel-related costs primarily resulting from an increase in headcount.

Research and development expenses increased by $43 million, or 5 percent, during the nine months ended December 31, 2016, as compared to the nine months ended December 31, 2015. This $43 million increase was primarily due to a $27 million increase in contracted services primarily driven by an increase in development advances to third-party developers primarily related to Star Wars, a $12 million loss on a previously unrecognized minimum royalty-based commitment and impairment on a royalty-based asset, and a $6 million increase in personnel-related costs primarily resulting from an increase in headcount. These increases were partially offset by an $8 million loss from our cash flow hedging activities incurred during the nine months ended December 31, 2015.

Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three and nine months ended December 31, 2016 and 2015 were as follows (in millions):

	December 31, 2016	% of Net Revenue	December 31, 2015	% of Net Revenue	$ Change	% Change
Three months ended	$240	21%	$190	18%	$50	26%
Nine months ended	$511	15%	$469	15%	$42	9%
Marketing and sales expenses increased by $50 million, or 26 percent, during the three months ended December 31, 2016, as compared to the three months ended December 31, 2015. This $50 million increase was primarily driven by an increase in advertising expenses for Battlefield 1, Titanfall 2, and FIFA 17 during the three months ended December 31, 2016, partially offset by advertising expenses for Star Wars Battlefront and Need for Speed 2015 during the three months ended December 31, 2015.
Marketing and sales expenses increased by $42 million, or 9 percent, during the nine months ended December 31, 2016, as compared to the nine months ended December 31, 2015. This $42 million increase was driven by an increase in advertising expenses for Battlefield 1 and Titanfall 2 during the nine months ended December 31, 2016, partially offset by advertising expenses for Star Wars Battlefront and Need for Speed 2015 during the nine months ended December 31, 2015.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three and nine months ended December 31, 2016 and 2015 were as follows (in millions):

	December 31, 2016	% of Net Revenue	December 31, 2015	% of Net Revenue	$ Change	% Change
Three months ended	$110	10%	$97	9%	$13	13%
Nine months ended	$329	10%	$296	10%	$33	11%
General and administrative expenses increased by $13 million, or 13 percent, during the three months ended December 31, 2016, as compared to the three months ended December 31, 2015. This $13 million increase was primarily due to an $8 million increase in facility-related costs primarily due to office expansions and a $6 million increase in contracted services.
General and administrative expenses increased by $33 million, or 11 percent, during the nine months ended December 31, 2016, as compared to the nine months ended December 31, 2015. This $33 million increase was primarily due to (1) a $13 million increase in facility-related expense primarily due to office expansions, (2) an $11 million increase in contracted services primarily due to higher legal expenses, and (3) a $7 million increase in personnel-related costs resulting from an increase in headcount.

Income Taxes
Provision for (benefit from) income taxes for the three and nine months ended December 31, 2016 and 2015 were as follows (in millions):

	December 31, 2016	Effective Tax Rate	December 31, 2015	Effective Tax Rate
Three months ended	$(5)	83.3%	$15	50.0%
Nine months ended	$93	18.8%	$94	26.8%
The provision for (benefit from) income taxes reported for the three and nine months ended December 31, 2016 is based on our projected annual effective tax rate for fiscal year 2017, and also includes certain discrete items recorded during the period. Our effective tax rate for the three and nine months ended December 31, 2016 was 83.3 percent and 18.8 percent, respectively, as compared to 50.0 percent and 26.8 percent, respectively, for the same period of fiscal year 2016. The effective tax rate for the nine months ended December 31, 2016 was reduced, when compared to the statutory rate of 35.0 percent, due primarily to non-U.S. profits subject to a reduced or zero tax rate. The effective tax rate for the nine months ended December 31, 2015 was reduced, when compared to the statutory rate of 35.0 percent, by the utilization of U.S. deferred tax assets which were subject to a valuation allowance and non-U.S. profits subject to a reduced or zero tax rate. Conversely, the effective tax rate for the nine months ended December 31, 2015 was increased due to a discrete expense of $73 million, for excess tax benefits from stock-based compensation deductions allocated directly to contributed capital. The effective tax rate for the nine months ended December 31, 2016 differs from the same periods in fiscal year 2016 primarily due to the utilization of U.S. deferred tax assets in fiscal year 2016 which were subject to a valuation allowance and the discrete expense for excess tax benefits from stock-based compensation deductions allocated directly to contributed capital in fiscal year 2016.
Recent proposals to lower the U.S. corporate income tax rate would require us to reduce our net deferred tax assets upon enactment of new tax legislation, with a corresponding, one-time, non-cash increase in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of December 31, 2016	As of March 31, 2016	Increase/(Decrease)
Cash and cash equivalents	$2,483	$2,493	$(10)
Short-term investments	1,736	1,341	395
Total	$4,219	$3,834	$385
Percentage of total assets	55%	54%

	Nine Months Ended December 31,
(In millions)	2016	2015	Change
Net cash provided by operating activities	$976	$827	$149
Net cash used in investing activities	(498)	(83)	(415)
Net cash used in financing activities	(460)	(518)	58
Effect of foreign exchange on cash and cash equivalents	(28)	(31)	3
Net increase (decrease) in cash and cash equivalents	$(10)	$195	$(205)
Changes in Cash Flow
Operating Activities. Net cash provided by operating activities increased by $149 million during the nine months ended December 31, 2016 as compared to the nine months ended December 31, 2015. The increase is primarily driven by a $226 million increase in sales related to FIFA 17, Battlefield 1, and Titanfall 2 and an increase in accounts receivable collections due to the timing of game launches, during the three months ended December 31, 2016. This was partially offset by a $114 million decrease in accounts receivable collections due to the timing of game launches during the first six months of fiscal year 2017 as compared to fiscal year 2016. Accounts receivables for Battlefield Hardline, which launched in March 2015, was collected in the six months ended September 30, 2015. There was no comparable launch in March 2016.
Investing Activities. Net cash used in investing activities increased by $415 million during the nine months ended December 31, 2016 as compared to the nine months ended December 31, 2015 primarily driven by a $645 million increase in the purchase of short-term investments and a $31 million increase in capital expenditures. This was partially offset by a $261 million increase in proceeds from the sales and maturities of short-term investments.
Financing Activities. Net cash used in financing activities decreased by $58 million during the nine months ended December 31, 2016 as compared to the nine months ended December 31, 2015 primarily due to a $130 million decrease in repayments related to our Convertible Notes during the nine months ended December 31, 2016 as compared to the nine months ended December 31, 2015. This decrease was partially offset by a $53 million decrease in proceeds from the exercise of stock options and a $20 million decrease in excess tax benefit from stock-based compensation recognized during the nine months ended December 31, 2016 as compared to the nine months ended December 31, 2015.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of December 31, 2016, our short-term investments had gross unrealized losses of $4 million, or less than 1 percent of the total in short-term investments, and gross unrealized gains of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

Convertible Notes and Convertible Note Hedge
In July 2011, we issued $632.5 million aggregate principal amount of Convertible Notes. On July 15, 2016, we repaid the remaining principal balance on the Convertible Notes of $136 million and issued approximately 2.5 million shares of common stock to noteholders with a fair value of $193 million. During the six months ended September 30, 2016, we repaid $163 million of the principal balance of the Convertible Notes and issued approximately 2.9 million shares of common stock to noteholders with a fair value of $222 million, resulting in a loss on extinguishment of $0.3 million. There was no activity during the three months ended December 31, 2016. We also received and cancelled approximately 2.5 million and 2.9 million shares of common stock from the exercise of the Convertible Note Hedge during the three and six months ended September 30, 2016.
Warrants
We had outstanding Warrants with independent third parties to acquire up to 19.9 million shares of our common stock (which is also equal to the number of shares of our common stock that notionally underlie the Convertible Notes), with a strike price of $41.14. The Warrants had a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock exceeded $41.14 on or prior to the expiration date of the Warrants. The Warrants automatically exercised on a net share settlement basis over a 60 trading day period that began on October 17, 2016 and ended on January 12, 2017. We issued a total of 9.6 million shares under the Warrants, of which 7.9 million shares were issued during the three months ended December 31, 2016 and 1.7 million shares were issued subsequent to quarter end.
Senior Notes
In February 2016, we issued $600 million aggregate principal amount of the 2021 Notes and $400 million aggregate principal amount of the 2026 Notes. We used the net proceeds of $990 million for general corporate purposes, including the payment of amounts due upon conversion of our Convertible Notes and the repurchase of our common stock, including under the $500 million stock repurchase program approved in February 2016 and completed in March 2016. The effective interest rate is 3.94% for the 2021 Notes and 4.97% for the 2026 Notes. Interest is payable semiannually in arrears, on March 1 and September 1 of each year.
Credit Facility
In March 2015, we entered into a $500 million senior unsecured revolving credit facility with a syndicate of banks. As of December 31, 2016, no amounts were outstanding under the credit facility.
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
As of December 31, 2016, approximately $2.4 billion of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we may be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.

In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. This stock repurchase program expires on May 31, 2017. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and nine months ended December 31, 2016, we repurchased approximately 1.5 million and 5.0 million shares for approximately $127 million and $383 million, respectively. We continue to actively repurchase shares. As of December 31, 2016, $156 million was available to be repurchased under this program.
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

OFF-BALANCE SHEET COMMITMENTS
As of December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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
Foreign Currency Exchange Risk

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of December 31, 2016, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $82 million or $164 million, respectively. As of December 31, 2016, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $81 million or $162 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially. See Note 4 - Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.
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

As of December 31, 2016, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. At any time, a sharp change in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of December 31, 2016, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of December 31, 2016	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$851	$848	$844	$840	$837	$833	$830
U.S. Treasury securities	408	405	402	399	396	393	390
U.S. agency securities	165	164	163	162	162	160	159
Commercial paper	117	116	116	116	116	116	116
Foreign government securities	124	124	123	124	122	122	121
Asset-backed securities	97	96	96	95	94	94	93
Total short-term investments	$1,762	$1,753	$1,744	$1,736	$1,727	$1,718	$1,709

Item 4.	Controls and Procedures
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
Changes in internal control over financial reporting
There has been no change in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended December 31, 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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

In November 2013 Sony released the PlayStation 4 and Microsoft released the Xbox One. Consistent with previous periods of console transition, we have seen consumers purchase fewer products and services for legacy generation consoles (i.e., the PlayStation 3 and Xbox 360, respectively) as the current generation consoles have gained consumer acceptance. During our 2016 fiscal year, sales associated with these legacy generation consoles declined significantly, and these declines have continued during our 2017 fiscal year. Any inability to offset declining sales from legacy generation consoles could negatively impact our operating results.

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

Our agreements with our channel partners typically give them significant control over the approval, manufacturing and distribution of the products and services that we develop for their platform. In particular, our arrangements with Sony and Microsoft could, in certain circumstances, leave us unable to get our products and services approved, manufactured and distributed to customers. For our digital products and services delivered via digital channels such as Sony’s PlayStation Store, Microsoft’s Xbox Store, Apple’s App Store and the Google Play store, each respective channel partner has policies and guidelines that control the promotion and distribution of these titles and the features and functionalities that we are permitted to offer through the channel.

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
Stock Purchase Programs
In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. This stock repurchase program, which expires on May 31, 2017. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase any specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and nine months ended December 31, 2016, we repurchased approximately 1.5 million and 5.0 million shares for approximately $127 million and $383 million, respectively. We continue to actively repurchase shares.
The following table summarizes the number of shares repurchased during the three months ended December 31, 2016:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value that May Still Be Purchased Under the Program (in millions)
October 2 - October 29, 2016	472,564	$83.80	472,564	$243
October 30 - November 26, 2016	483,002	$79.47	483,002	$204
November 27 - December 31, 2016	611,969	$79.23	611,969	$156
	1,567,535	$80.68	1,567,535
Transactions Related to Exercise of Warrants
We issued a total of 9.6 million shares upon exercise of the Warrants, of which 7.9 million shares were issued during the three months ended December 31, 2016 and 1.7 million shares were issued subsequent to quarter end.

For more information regarding the Warrants, please see “Note 10 - Financing Arrangements” to the Condensed Consolidated Financial Statements in this Form 10-Q.

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

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
February 7, 2017	Executive Vice President,
Chief Financial Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2016
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
10.1*	Transition Agreement for Gabrielle Toledano, dated November 18, 2016				X

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS†	XBRL Instance Document				X

101.SCH†	XBRL Taxonomy Extension Schema Document				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Management contract or compensatory plan or arrangement

†
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income (Loss), (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.