Form 10-K
period 2017-03-31
ELECTRONIC ARTS INC.
filed 2017-05-24
CIK 712515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑        No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐        No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑        No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐	(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐        No ☑
The aggregate market value of the registrant’s common stock, $0.01 par value, held by non-affiliates of the registrant as of September 30, 2016, the last business day of our second fiscal quarter, was $24,908 million.
As of May 22, 2017, there were 310,028,355 shares of the registrant’s common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders (the “2017 Proxy”) are incorporated by reference into Part III hereof. The 2017 Proxy is expected to be filed not later than 120 days after the registrant’s fiscal year end.

ELECTRONIC ARTS INC.
2017 FORM 10-K ANNUAL REPORT

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

PART I

Item 1:    Business

Overview

We are a global leader in digital interactive entertainment. We develop, market, publish and distribute games, content and services that can be played by consumers on a variety of platforms, which include game consoles, PCs, mobile phones and tablets.

Our Strategy

We have three core pillars to our strategy:
•Players First
•Commitment to Digital
•One EA
Players First

Players are the foundation of our success, and we are committed to thinking about players first in everything we do. Our goal is to build deep, on-going and meaningful relationships with our players. We aim to build these relationships by creating amazing games and services that deliver long-lasting fun and enduring value, by connecting with our players across platforms and by delivering flexibility and innovation in our business models.

Our games and services are based on a portfolio of intellectual property that includes established brands such as FIFA, Madden NFL, Star Wars, Battlefield, the Sims and Need for Speed. Our goal is to develop and publish a broad and deep portfolio of games and services that engages players across geographies, platforms and business models. We were the number one publisher on PlayStation 4 and Xbox One consoles in the Western World for fiscal year 2017 based on available sources and EA estimates and in calendar year 2016, FIFA 17 was the best-selling console title in the world.
Commitment to Digital

Players increasingly purchase our games digitally and engage with the live services associated with our portfolio of games. Our live services engagement model includes microtransactions, downloadable content, subscriptions, esports, among others. For example, features such as the Ultimate Team mode in our FIFA, Madden NFL and NHL games and live services for our Star Wars, Battlefield and Sims franchises have extended the life of those games by engaging players over longer periods of time. This digital transformation also is creating opportunities in platforms, content models and modalities of play. For example, we have leveraged franchises historically associated with consoles and traditional PC gaming, such as FIFA, Madden NFL, The Sims, SimCity, and Star Wars, to create mobile and PC free-to-download games that are monetized through a business model in which we sell incremental content and/or features in discrete transactions.

We have significantly increased our digital net revenue from $2.199 billion in fiscal year 2015 to $2.409 billion in fiscal year 2016 and $2.874 billion during fiscal year 2017. We believe that our digital revenue, which generally has a higher gross margin relative to packaged goods revenue, will continue to increase during fiscal year 2018 relative to packaged goods revenue and in absolute terms as we continue to focus on developing and monetizing products and services that can be delivered digitally.
One EA

The pursuit of our goals requires that we operate as one team that is fast, focused and constantly evolving and we have undertaken a cultural shift across our organization to become more flexible. We are transitioning from developing our console and PC products and services on over twenty game engines to developing on a single game engine. This transition has created operational flexibility as our development teams code in the same language, increases the pace of our development as content can be leveraged across franchises and allows us to transition our products and services to new platforms quickly and cost-effectively.

We are also working to strengthen our player network, connecting our players to each other and to the games they love. We are investing in a technology foundation to enable us to build personalized player relationships that can last for years instead of days or weeks by connecting our players to us and to each other. This connection allows us to market and deliver content and services for popular franchises like FIFA, Battlefield and Star Wars to our players more efficiently. That same foundation also enables new player-centric ways to discover and try new experiences, such as our subscription-based EA Access and Origin Access services.

Our Games and Services

We develop games and services for a variety of platforms, including consoles, PCs, mobile phones and tablets. We market and sell our games and services through digital distribution channels and through retail channels. We believe that flexibility across platforms, distribution channels and business models is critical to maintaining and growing our player base, as well as increasing engagement with our games and services. New gaming platforms, engagement models and business models are expected to continue to emerge in the future, and we intend to evaluate these opportunities on a case-by-case basis.

Digitally, our console games and services can be purchased through third-party storefronts, such as Sony’s PlayStation Store and Microsoft’s Xbox Store. Our direct sales to Sony and Microsoft represented approximately 19 percent and 17 percent of total net revenue, respectively in fiscal 2017. Our direct sales to Sony and Microsoft represented approximately 16 percent and 14 percent of total net revenue, respectively in fiscal 2016. Our direct sales to Microsoft represented approximately 10 percent of total net revenue in fiscal 2015. Our mobile and tablet games and services are available through third-party application storefronts such as the Apple App Store and Google Play. Our PC games and services can be downloaded directly through our Origin platform, as well as through third-party online download stores. We also partner with third parties to publish our mobile and PC games on their platforms in certain Asian territories, such as our partnerships with Tencent Holdings Limited and Nexon Co. Ltd. for FIFA Online 3 in China and Korea, respectively. Players can also access a catalog of our console and PC games through our subscription-based EA Access and Origin Access services, respectively.

Our packaged goods games are sold directly to mass market retailers, electronics specialty stores and game software specialty stores or through distribution arrangements. Our direct sales to GameStop represented approximately 11 percent of total net revenue in fiscal year 2015 and were not greater than ten percent of total net revenue in either fiscal year 2016 or fiscal year 2017. We sell our games to GameStop pursuant to numerous and frequent individual purchase orders, which contain delivery and pricing terms. There are no minimum sales or purchase commitments between us and GameStop.

In our games, we use established brands that we either wholly own (such as Battlefield, Mass Effect, Need for Speed, The Sims and Plants v. Zombies) or license from others (such as FIFA, Madden NFL and Star Wars). From time to time, we contract with external game developers, such as Respawn Entertainment, to develop our games or to publish and distribute their games. We believe our established brands give us the opportunity to engage an increasing number of players across more platforms, more geographies and through more business models.

In fiscal year 2017, net revenue from our Ultimate Team services and FIFA 17 represented approximately 16 percent and 11 percent, respectively, of our total net revenue. In fiscal year 2016, net revenue from our Ultimate Team services and FIFA 16 represented approximately 15 percent and 11 percent, respectively, of our total net revenue. In fiscal year 2015, net revenue from our Ultimate Team services, Battlefield 4 and FIFA 15 represented approximately 13 percent, 11 percent and 11 percent, respectively, of our total net revenue.

We also are investing in a number of long-term initiatives that we believe will allow us to better serve and deepen our engagement with our players, such as our EA Competitive Gaming Division through which we will focus our efforts in competitive gaming and esports.

Significant Relationships

Sony & Microsoft. Under the terms of agreements we have entered into with Sony Computer Entertainment Inc. and its affiliates and with Microsoft Corporation and its affiliates, we are authorized to develop and distribute disc-based and digitally-delivered software products and services compatible with PlayStation and Xbox consoles, respectively. As of the date of this filing, we have not entered into a licensed publisher agreement with Sony for PlayStation 4, and the parties currently operate under the terms of existing agreements, subject to a new pricing structure with respect to PlayStation 4.

Under the agreements with Sony and Microsoft, we are provided with the non-exclusive right to use, for a fixed term and in a designated territory, technology that is owned or licensed by them to publish our games on their respective platform. Our transactions for disc-based products are made pursuant to individual purchase orders, which are accepted on a case-by case basis by Sony or Microsoft (or their designated replicators), as the case may be. For packaged goods products, we pay the console manufacturers a per-unit royalty for each unit manufactured. With respect to digitally-delivered products and services, the console manufacturers pay us either a wholesale price or a percentage royalty on the revenue they derive from their sales of our products and services. Many key commercial terms of our relationships with Sony and Microsoft - such as manufacturing terms, delivery times, platform policies and approval conditions - are determined unilaterally, and are subject to change by the console manufacturers.

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

Apple, Google and Other App Stores. We have agreements to distribute our mobile applications and additional content through distributors such as Apple and Google. Our applications are downloaded for mobile devices from third party application storefronts. The distributor either charges consumers a one-time fee to download the application or charges consumers for content purchased within the application after it is downloaded for free. Our distribution agreements establish the amounts that are retained by the distributor and the amounts passed through to us. These arrangements are typically terminable on short notice. The agreements generally do not obligate the distributors to market or distribute any of our applications.

Publishing Partners in Asia. We have entered into agreements whereby we partner with certain companies, including Tencent Holdings Limited and Nexon Co., Ltd. or their respective affiliates, pursuant to which these companies publish our mobile and PC free-to-download games in certain Asian territories, including China and Korea. Our players access games from the publishers’ platforms, and are charged for additional content purchased within our game environment. The agreements generally establish the amounts that are retained by the publisher, and the amounts passed through to us.

Competition

The market for interactive entertainment is intensely competitive and changes rapidly as new products and platforms are introduced. We also face competition for the right to use certain intellectual property included in our products. We face significant competition from companies such as Activision Blizzard, Take-Two Interactive, Ubisoft, Bethesda, Tencent, Sony and Microsoft, primarily with respect to developing games and services that operate on consoles, PCs and/or mobile devices.

More broadly, we compete against providers of different sources of entertainment, such as motion pictures, television, social networking, online casual entertainment and music that our players could enjoy in their free time. Important competitive factors in our industry include game quality and ease of use, compatibility of products with certain platforms, brand recognition, price, marketing, and quality of customer service.

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

Governmental Regulation
We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. In addition, laws and regulations that may have an impact on our business relating to user privacy, data collection, retention, electronic commerce, virtual items and currency, consumer protection, content, advertising, localization and information security have been adopted or are being considered for adoption by many countries throughout the world.

Seasonality
We have historically experienced the highest percentage of our sales in our third fiscal quarter due to seasonal holiday demand and the launch timing of our games; however, there can be no assurance that this will continue. In addition, we defer the recognition of a significant amount of net revenue over an extended period of time. As a result, the quarter in which we generate the highest net sales may be different from the quarter in which we recognize the highest amount of net revenue.

Employees
As of March 31, 2017, we had approximately 8,800 regular, full-time employees, over 5,500 of whom were outside the United States. We believe that our ability to attract and retain qualified employees is a critical factor in the successful development of our products and services and that our future success will depend, in large measure, on our ability to continue to attract and retain qualified employees. Approximately 7 percent of our employees, all of whom work for our DICE development studio in Sweden, are represented by a union.

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
Company Information
We were incorporated originally in California in 1982. In September 1991, we were reincorporated under the laws of Delaware. Our principal executive offices are located at 209 Redwood Shores Parkway, Redwood City, California 94065 and our telephone number is (650) 628-1500.

Information about Geographic Areas and Research & Development Expense
Information regarding financial data by geographic area is set forth in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 16, “Segment Information”. Information regarding financial data is set forth in Part II, Item 6 of this Form 10-K under the heading “Selected Financial Data,” and information regarding certain risks attendant to our foreign operations is set forth in Part II, Item 7 of this Form 10-K under the heading “Trends in Our Business”. For the fiscal years ended March 31, 2017, 2016 and 2015, research and development expenses were $1,205 million, $1,109 million and $1,094 million, respectively.

Executive Officers
The following table sets forth information regarding our executive officers as of May 24, 2017:

Name	Age	Position
Andrew Wilson	42	Chief Executive Officer
Blake Jorgensen	57	Executive Vice President, Chief Financial Officer
Patrick Söderlund	43	Executive Vice President, EA Worldwide Studios
Laura Miele	47	Executive Vice President, Global Publishing Electronic Arts
Kenneth Moss	51	Chief Technology Officer
Christopher Bruzzo	47	Chief Marketing Officer
Joel Linzner	65	Executive Vice President, Worldwide Business Affairs
Mala Singh	46	Chief People Officer
Kenneth A. Barker	50	Senior Vice President, Chief Accounting Officer
Jacob J. Schatz	48	Senior Vice President, General Counsel and Corporate Secretary
Mr. Wilson has served as EA’s Chief Executive Officer and as a director of EA since September 2013. Prior to his appointment as our Chief Executive Officer, Mr. Wilson held several positions within the Company since joining EA in May 2000, including Executive Vice President, EA SPORTS from August 2011 to September 2013. Mr. Wilson serves on the Board of Directors of the World Surf League.

Mr. Jorgensen has served as Executive Vice President and Chief Financial Officer since September 2012. Prior to joining EA, he served as Executive Vice President and Chief Financial Officer of Levi Strauss & Co. from July 2009 to August 2012. From June 2007 to June 2009, Mr. Jorgensen served as Executive Vice President and Chief Financial Officer of Yahoo! Inc. Mr. Jorgensen earned his M.B.A. from Harvard Business School and his undergraduate degree from Stanford University.

Mr. Söderlund has served as Executive Vice President, EA Worldwide Studios since September 2013. Prior to that time, he served as Executive Vice President, EA Games Label from August 2011 to September 2013. Mr. Söderlund joined EA in October 2006 when EA purchased DICE studios where he was the Chief Executive Officer.

Ms. Miele has served as Executive Vice President, Global Publishing since April 2016. Ms. Miele joined the Company in March 1996 and has held several positions at the Company, including Senior Vice President of Americas Publishing, General Manager of the Company’s Star Wars business, and several senior roles in the Company's marketing organization. Ms. Miele serves on the board of Silicon Valley Community Foundation.

Mr. Moss has served as Chief Technology Officer since July 2014. He served as Vice President of Market Places Technology, Science and Data at eBay Inc. from November 2011 to July 2014. Prior to joining eBay, he co-founded CrowdEye, Inc. and served as its Chief Executive Officer from October 2008 to November 2011. Mr. Moss graduated from Princeton University.

Mr. Bruzzo has served as Chief Marketing Officer since September 2014. Prior to joining EA, he served as Senior Vice President at Starbucks Corporation from June 2011 to August 2014. Mr. Bruzzo graduated from Whitworth University.

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

Ms. Singh has served as our Chief People Officer since October 2016. Ms. Singh was previously employed by EA from 2009 to 2013, serving as Vice President, Human Resources, EA Labels from 2011 to 2013. Prior to rejoining EA, Ms. Singh served as Chief People Officer of Minted, LLC from January 2014 to October 2016. Ms. Singh earned both her undergraduate and graduate degrees from Rutgers University - New Brunswick.

Mr. Barker has served as Senior Vice President, Chief Accounting Officer since April 2006. From February 2012 to September 2012, he also served as Interim Chief Financial Officer. From June 2003 to April 2006, Mr. Barker held the position of Vice President, Chief Accounting Officer. Prior to joining EA, Mr. Barker was at Sun Microsystems, Inc., as their Vice President and Corporate Controller from October 2002 to June 2003 and Assistant Corporate Controller from April 2000 to September 2002. Prior to that, he was an audit partner at Deloitte & Touche. Mr. Barker serves on the Board of Directors of Corsair Components,

Inc., the Audit Committee of Gatepath, a non-profit organization and on the Accounting Advisory Board for the University of Notre Dame. Mr. Barker graduated from the University of Notre Dame.

Mr. Schatz has served as Senior Vice President, General Counsel and Corporate Secretary since June 2014. Mr. Schatz joined EA in 1999, and prior to his current role he served as Deputy General Counsel and as Vice President since 2006. Mr. Schatz earned his J.D. from Georgetown University Law Center, and received his undergraduate degree from Pomona College. Mr. Schatz is a member of the Bar of the State of California and is admitted to practice in the United States Supreme Court, the Ninth Circuit Court of Appeals and several United States District Courts.

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

Our business is intensely competitive and “hit” driven. We may not deliver “hit” products and services, or consumers may prefer our competitors’ products or services over our own.

Competition in our industry is intense. Many new products and services are regularly introduced in each major industry segment (console, mobile and PC free-to-download), but only a relatively small number of “hit” titles account for a significant portion of total revenue in each segment. Our competitors range from established interactive entertainment companies and diversified media companies to emerging start-ups, and we expect new competitors to continue to emerge throughout the world. If our competitors develop and market more successful and engaging products or services, offer competitive products or services at lower price points, or if we do not continue to develop consistently high-quality, well-received and engaging products and services, our revenue, margins, and profitability will decline.

We maintain a relatively limited product portfolio in an effort to focus on developing high-quality and engaging products with the potential to become hits. High-quality titles, even if highly-reviewed, may not turn into hit products. Many hit products within our industry are iterations of prior hit products with large established consumer bases and significant brand recognition, which makes competing in certain product categories challenging. In addition, hit products or services of our competitors may take a larger portion of consumer spending or time than we anticipate, which could cause our products and services to underperform relative to our expectations. Publishing a relatively small number of major titles each year also concentrates risk in those titles and means each major title has greater associated risk. A significant portion of our revenue historically has been derived from games and services based on a few popular franchises, and the underperformance of a single major title could have a material adverse impact on our financial results. The increased importance of live services revenue to our business heightens the risks associated with our limited product portfolio as live services that are either poorly-received or provided in connection with underperforming games may generate lower than expected sales.

Our business is dependent on the success and availability of platforms developed by third parties, as well as our ability to develop commercially successful products and services for these platforms.

The success of our business is driven in part by the commercial success and adequate supply of third party platforms for which we develop our products and services or through which our products and services are distributed. Our success also depends on our ability to accurately predict which platforms will be successful in the marketplace, our ability to develop commercially successful products and services for these platforms and our ability to effectively manage the transition from one generation of platforms to the next. We must make product development decisions and commit significant resources well in advance of anticipated platform release dates and may incur significant expense to adjust our product portfolio and development efforts in response to changing consumer platform preferences. Additionally, we may enter into certain exclusive licensing arrangements that affect our ability to deliver or market products or services on certain platforms. A platform for which we are developing products and services may not succeed as expected or new platforms may take market share and interactive entertainment consumers away from platforms for which we have devoted significant resources. If consumer demand for the platforms for which we are developing products and services is lower than our expectations, we may be unable to fully recover the investments we have made in developing our products and services, and our financial performance will be harmed. Alternatively, a platform for which we have not devoted significant resources could be more successful than we initially anticipated, causing us to not be able to take advantage of meaningful revenue opportunities.

Technology changes rapidly in our business and if we fail to anticipate or successfully implement new technologies or adopt new business strategies, technologies or methods, the quality, timeliness and competitiveness of our products and services may suffer.

Rapid technology changes in our industry require us to anticipate, sometimes years in advance, which technologies we must develop, implement and take advantage of in order to make our products and services competitive in the market. We have invested, and in the future may invest, in new business strategies, technologies, products, and services. For example, we are investing in the infrastructure for our EA Player Network which we expect will allow us to market and deliver content and services for our franchises more efficiently as well as enable new player-centric ways to discover and try new experiences. Such endeavors may involve significant risks and uncertainties, and no assurance can be given that the technology we choose to adopt and the products and services that we pursue will be successful. If we do not successfully implement these new technologies, our reputation may be materially adversely affected and our financial condition and operating results may be impacted. We also may miss opportunities to adopt technology, or develop products and services that become popular with consumers, which could adversely affect our financial results. It may take significant time and resources to shift our focus to such technologies, putting us at a competitive disadvantage.

Our development process usually starts with particular platforms and distribution methods in mind, and a range of technical development and feature goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly and effectively than we can. In either case, our products and services may be technologically inferior to those of our competitors, less appealing to consumers, or both. If we cannot achieve our technology goals within the original development schedule for our products and services, then we may delay their release until these goals can be achieved, which may delay or reduce revenue and increase our development expenses. Alternatively, we may increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our product or service launch schedule or to keep up with our competition, which would increase our development expenses.

We may experience security breaches and cyber threats.

We continually face cyber risks and threats that seek to damage, disrupt or gain access to our networks, our products and services, supporting infrastructure, intellectual property and other assets. In addition, we rely on technological infrastructure provided by third party business partners to support the online functionality of our products and services. These business partners, as well as our channel partners, also are subject to cyber risks and threats. Such cyber risks and threats may be difficult to detect. Both our partners and we have implemented certain systems and processes to guard against cyber risks and to help protect our data and systems. However, the techniques that may be used to obtain unauthorized access or disable, degrade, exploit or sabotage our products, services and systems change frequently and often are not detected. Our systems and processes, and the systems and processes of our business partners, may not be adequate. Any failure to prevent or mitigate security breaches or cyber risks, or respond adequately to a security breach or cyber risk, could result in interruptions to our products and services, degrade the user experience, cause consumers to lose confidence in our products, as well as significant legal and financial exposure. This could harm our business and reputation, disrupt our relationships with partners and diminish our competitive position.

Successful exploitation of our systems can have other negative effects upon the products, services and user experience we offer.  In particular, the virtual economies that we have established in many of our games are subject to abuse, exploitation and other forms of fraudulent activity that can negatively impact our business. Virtual economies involve the use of virtual currency and/or virtual assets that can be used or redeemed by a player within a particular game or service. The abuse or exploitation of our virtual economies include the illegitimate generation and sale of virtual items in black markets. Our online services have been impacted by in-game exploits and the use of automated processes to generate virtual currency illegitimately, and such activity may continue.  These kinds of activities and the steps that we take to address these issues may result in a loss of anticipated revenue, interfere with players’ enjoyment of a balanced game environment and cause reputational harm.

Our business could be adversely affected if our consumer protection, data privacy and security practices are not adequate, or perceived as being inadequate, to prevent data breaches, or by the application of consumer protection and data privacy and security laws generally.

In the course of our business, we collect, process, store and use consumer and other information, including personal information, passwords and credit card information. Although we take measures to protect this information from unauthorized access, acquisition, disclosure and misuse, our security controls, policies and practices may not be able to prevent the improper or unauthorized access, acquisition or disclosure of such information. For example, third parties may fraudulently induce employees or customers into disclosing identification or other sensitive information which may, in turn, be used to access our information technology systems. The unauthorized access, acquisition or disclosure of this information, or a perception that we do not adequately secure consumer and other information could result in legal liability, costly remedial measures, governmental and regulatory investigations, harm our profitability and reputation and cause our financial results to be materially affected. In addition, third party vendors and business partners receive access to information that we collect. These vendors and business partners may not prevent data security breaches with respect to the information we provide them or fully enforce our policies, contractual obligations and disclosures regarding the collection, use, storage, transfer and retention of personal data. A data security breach of one of our vendors or business partners could cause reputational harm to them and/or negatively impact our ability to offer our products and services.

We are subject to payment card association rules and obligations pursuant to contracts with payment card processors. Under these rules and obligations, if information is compromised, we could be liable to payment card issuers for the cost of associated expenses and penalties. In addition, if we fail to follow payment card industry security standards, even if no consumer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs.

Data privacy, data protection, localization, security and consumer-protection laws are evolving, and the interpretation and application of these laws in the United States, Europe and elsewhere often are uncertain, contradictory and changing. It is possible that these laws may be interpreted or applied in a manner that is adverse to us or otherwise inconsistent with our practices, which could result in litigation, regulatory investigations and potential legal liability or require us to change our practices in a manner adverse to our business. As a result, our reputation and brand may be harmed, we could incur substantial costs, and we could lose both consumers and revenue.

We may experience outages and disruptions of our online services.

We are investing and expect to continue to invest in technology, hardware and software to support the online functionality of our portfolio of products and services. In addition, we rely on technological infrastructure provided by third party business partners.  Launching and operating games and services with online features, developing related technologies and implementing online business initiatives is expensive and complex. Implementation of these technologies and execution of these initiatives could result in operational failures and other issues impacting the technical stability of our products and services. In addition, having access to the necessary infrastructure to support the online functionality of our products and services is vital to our growth and success. Our products and services could be adversely impacted by outages, disruptions and failures in our network and related infrastructure, as well as in the online platforms or services of key business partners who offer or support our products and services.

We may not consistently meet our product development schedules or key events, sports seasons or movies that we tie our product release schedules to may be delayed, cancelled or poorly received.

Our ability to meet product development schedules is affected by a number of factors both within and outside our control, including feedback from our players, the creative processes involved, the coordination of large and sometimes geographically dispersed development teams, the complexity of our products and the platforms for which they are developed, the need to fine-tune our products prior to their release and, in certain cases, approvals from third parties. We have experienced development delays for our products in the past, which caused us to delay or cancel release dates. We also seek to release certain products in conjunction with key events, such as the beginning of a sports season, major sporting event, or the release of a related movie. If such a key event were delayed, cancelled or poorly received, our sales likely would suffer materially. Any failure to meet anticipated production or release schedules likely would result in a delay of revenue and/or possibly a significant shortfall in our revenue, increase our development and/or marketing expenses, harm our profitability, and cause our operating results to be materially different than anticipated.

Our business is highly seasonal with the highest percentage of our sales occurring in the quarter ending in December. While our sales generally follow this seasonal trend, there can be no assurance that this trend will continue. If we miss key selling periods for products, for any reason, including product delays, product cancellations, or delayed introduction of a new platform for which we have developed products and services or through which we distribute our products and services, our sales likely will suffer significantly. Additionally, macroeconomic conditions or the occurrence of unforeseen events that negatively impact retailer or consumer buying patterns, particularly during the quarter ending in December, likely will harm our financial performance disproportionately.

Our financial results are subject to currency fluctuations.

International sales are a fundamental part of our business. For our fiscal year ended March 31, 2017, international net revenue comprised 56 percent of our total net revenue, and we expect our international business to continue to account for a significant portion of our total net revenue. As a result of our international sales, and also the denomination of our foreign investments and our cash and cash equivalents in foreign currencies, we are exposed to the effects of fluctuations in foreign currency exchange rates. Strengthening of the U.S. dollar, particularly relative to the Euro, British pound sterling, Australian dollar, Chinese yuan and South Korean won, has a negative impact on our reported international net revenue but a positive impact on our reported international operating expenses (particularly when the U.S. dollar strengthens against the Swedish krona and the Canadian dollar) because these amounts are translated at lower rates. We use foreign currency hedging contracts to mitigate some foreign currency risk. However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses.

We may not attract and retain key personnel.

The market for technical, creative, marketing and other personnel essential to the development, marketing and support of our products and services and management of our businesses is extremely competitive. Our leading position within the interactive entertainment industry makes us a prime target for recruiting our executives, as well as key creative and technical talent. If we cannot successfully recruit and retain qualified employees, or replace key employees following their departure, our ability to develop and manage our business will be impaired.

We may experience declines or fluctuations in the recurring portion of our business.

Our business model includes revenue that we deem recurring in nature, such as revenue from our annualized titles (e.g., FIFA and Madden NFL), and associated services, and ongoing mobile businesses. While we have been able to forecast the revenue from these areas of our business with greater certainty than for new offerings, we cannot provide assurances that consumers will purchase these games and services on a consistent basis. Furthermore, we may cease to offer games and services that we previously had deemed to be recurring in nature. Consumer purchases of our games and services may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our games and services, our ability to improve and innovate our annualized titles, our ability to adapt our games and services to new platforms, outages and disruptions of online services, the games and services offered by our competitors, our marketing and advertising efforts or declines in consumer activity generally as a result of economic downturns, among others. The reception to our licensed sports games may be adversely impacted by circumstances outside our control impacting the sports leagues and organizations. Any decline or fluctuation in the recurring portion of our business may have a negative impact on our financial and operating results.

We could fail to successfully adopt new business models.

From time to time we seek to establish and implement new business models. Forecasting the success of any new business model is inherently uncertain and depends on a number of factors both within and outside of our control. Our actual revenue and profit for these businesses may be significantly greater or less than our forecasts. Additionally, these new business models could fail, resulting in the loss of our investment in the development and infrastructure needed to support these new business models, as well as the opportunity cost of diverting management and financial resources away from more successful and established businesses.

We may be unable to maintain or acquire licenses to include intellectual property owned by others in our games, or to maintain or acquire the rights to publish or distribute games developed by others.

Many of our products and services are based on or incorporate intellectual property owned by others. For example, our EA Sports products include rights licensed from major sports leagues and players’ associations and our Star Wars products include rights licensed from Disney. Competition for these licenses and rights is intense. If we are unable to maintain these licenses and rights or obtain additional licenses or rights with significant commercial value, our ability to develop and successful and engaging games and services may be adversely affected and our revenue, profitability and cash flows may decline significantly. Competition for these licenses also may increase the amounts that we must pay to licensors and developers, through higher minimum guarantees or royalty rates, which could significantly increase our costs and reduce our profitability.

External game developers may not meet product development schedules or otherwise honor their obligations.

We may contract with external game developers to develop our games or to publish or distribute their games. While we maintain contractual protections, we have less control over the product development schedules of games developed by external developers, and we depend on their ability to meet product development schedules. In addition, we may have disputes with external developers over game content, launch timing, achievement of certain milestones, the game development timeline, marketing campaigns or other matters. If we have disputes with external developers or they cannot meet product development schedules, acquire certain approvals or are otherwise unable or unwilling to honor their obligations to us, we may delay or cancel previously announced games, alter our launch schedule or experience increased costs and expenses, which could result in a delay or significant shortfall in anticipated revenue, harm our profitability and reputation, and cause our financial results to be materially affected.

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

The products or services we release may contain defects.

Our products and services are extremely complex software programs, and are difficult to develop and distribute. We have quality controls in place to detect defects in our products and services before they are released. Nonetheless, these quality controls are subject to human error, overriding, and reasonable resource or technical constraints. Therefore, these quality controls and preventative measures may not be effective in detecting all defects in our products and services before they have been released into the marketplace. In such an event, we could be required to or may find it necessary to, offer a refund for the product or service, suspend the availability or sale of the product or service or expend significant resources to cure the defect, each of which could significantly harm our business and operating results.

Our business is subject to regulation, and changes in applicable regulations may negatively impact our business.

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. In addition, laws and regulations relating to user privacy, data collection, retention, electronic commerce, virtual items and currency, consumer protection, content, advertising, localization, and information security have been adopted or are being considered for adoption by many jurisdictions and countries throughout the world. These laws could harm our business by limiting the products and services we can offer consumers or the manner in which we offer them. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws or the application of these laws in an unanticipated manner may harm our business and result in penalties or significant legal liability.

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

In addition, we may include modes in our games that allow players to compete against each other and we may manage player competitions based on our products and services. Although we structure and operate these skill-based competitions with applicable laws in mind, our skill based competitions in the future could become subject to evolving rules and regulations and expose us to significant liability, penalties and reputational harm.

Our marketing and advertising efforts may fail to resonate with our customers.

Our products and services are marketed worldwide through a diverse spectrum of advertising and promotional programs such as online and mobile advertising, television advertising, retail merchandising, marketing through websites, event sponsorship and direct communications with our consumers including via email. An increasing portion of our marketing activity is taking place on social media platforms that are outside of our direct control. Changes to consumer preferences, marketing regulations, technology changes or service disruptions may negatively impact our ability to reach our customers. Our ability to sell our products and services is dependent in part upon the success of these programs. If the marketing for our products and services fails to resonate with our customers, particularly during the critical holiday season or during other key selling periods, or if advertising rates or other media placement costs increase, our business and operating results could be harmed.

A significant portion of our sales are made to a relatively small number of customers, and these sales may be disrupted.

We derive a significant percentage of our net revenue through sales to our top customers. The concentration of a significant percentage of our sales through a few large customers could lead to a short-term disruption to our business if certain of these customers significantly reduced their purchases or ceased to offer our products and services. We also could be more vulnerable to collection risk if one or more of these large customers experienced a deterioration of their business or declared bankruptcy. Additionally, receivables from our customers generally increase in our December fiscal quarter as sales of our products and services generally increase in anticipation of the holiday season. Having a significant portion of our net revenue concentrated in sales through a few customers could reduce our negotiating leverage with them. If one or more of our key customers experience deterioration in their business, or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

Our channel partners have significant influence over the products and services that we offer on their platforms.

Our agreements with our channel partners typically give them significant control over the approval, manufacturing and distribution of the products and services that we develop for their platform. In particular, our arrangements with Sony and Microsoft could, in certain circumstances, leave us unable to get our products and services approved, manufactured and distributed to customers. For our digital products and services delivered via digital channels such as Sony’s PlayStation Store, Microsoft’s Xbox Store, Apple’s App Store and Google Play, each respective channel partner has policies and guidelines that control the promotion and distribution of these titles and the features and functionalities that we are permitted to offer through the channel. In addition, we are dependent on our channel partners to invest in, and upgrade, digital commerce capabilities in a manner than corresponds to the way in which consumers purchase our products and services. Failure by our channels partners to keep pace with consumer preferences could have an adverse impact on our ability to merchandise and commercialize our products and services which could harm our business and/or financial results.

Moreover, certain of our channel partners can determine and change unilaterally certain key terms and conditions, including the ability to change their user and developer policies and guidelines. In many cases our channel partners also set the rates that we must pay to provide our games and services through their online channels, and retain flexibility to change their fee structures or adopt different fee structures for their online channels, which could adversely impact our costs, profitability and margins. In addition, our channel partners control the information technology systems through which online sales of our products and service channels are captured. If our channel partners establish terms that restrict our offerings through their channels, significantly impact the financial terms on which these products or services are offered to our customers, or their information technology systems fail or cause an unanticipated delay in reporting, our business and/or financial results could be materially affected.

Our business is subject to risks generally associated with the entertainment industry.

Our business is subject to risks that are generally associated with the entertainment industry, many of which are beyond our control. These risks could negatively impact our operating results and include: the popularity, price and timing of our games, economic conditions that adversely affect discretionary consumer spending, changes in consumer demographics, the availability and popularity of other forms of entertainment, and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.

Our business partners may be unable to honor their obligations to us or their actions may put us at risk.

We rely on various business partners, including third-party service providers, vendors, licensing partners, development partners, and licensees in many areas of our business. Their actions may put our business and our reputation at risk. For example, we may have disputes with our business partners that may impact our business and/or financial results. In many cases, our business partners may be given access to sensitive and proprietary information in order to provide services and support to our teams, and they may misappropriate our information and engage in unauthorized use of it. In addition, the failure of these third parties to provide adequate services and technologies, or the failure of the third parties to adequately maintain or update their services and technologies, could result in a disruption to our business operations. Further, disruptions in the financial markets, economic downturns, poor business decisions, or reputational harm may adversely affect our business partners and they may not be able to continue honoring their obligations to us or we may cease our arrangements with them. Alternative arrangements and services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner or vendor. If we lose one or more significant business partners, our business could be harmed and our financial results could be materially affected.

We may be subject to claims of infringement of third-party intellectual property rights.

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

Existing or future infringement claims against us, whether valid or not, may be expensive to defend and divert the attention of our employees from business operations. Such claims or litigation could require us to pay damages and other costs. We also could be required to stop selling, distributing or supporting products, features or services which incorporate the affected intellectual property rights, redesign products, features or services to avoid infringement, or obtain a license, all of which could be costly and harm our business.

In addition, many patents have been issued that may apply to potential new modes of delivering, playing or monetizing interactive entertainment software products and services, such as those that we produce or would like to offer in the future. We may discover that future opportunities to provide new and innovative modes of game play and game delivery to consumers may be precluded by existing patents that we are unable to license on reasonable terms.

From time to time we may become involved in other legal proceedings.

We are currently, and from time to time in the future may become, subject to legal proceedings, claims, litigation and government investigations or inquiries, which could be expensive, lengthy, disruptive to normal business operations and occupy a significant amount of our employees’ time and attention. In addition, the outcome of any legal proceedings, claims, litigation, investigations or inquiries may be difficult to predict and could have a material adverse effect on our business, operating results, or financial condition.

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

Piracy and other forms of unauthorized copying and use of our content and brands are persistent problems for us, and policing is difficult. Further, the laws of some countries in which our products are or may be distributed either do not protect our products and intellectual property rights to the same extent as the laws of the United States, or are poorly enforced. Legal protection of our rights may be ineffective in such countries. In addition, although we take steps to enforce and police our rights, factors such as the proliferation of technology designed to circumvent the protection measures used by our business partners or by us, the availability of broadband access to the Internet, the refusal of Internet service providers or platform holders to remove infringing content in certain instances, and the proliferation of online channels through which infringing product is distributed all have contributed to an expansion in unauthorized copying of our products and brands.

We may experience outages and disruptions of our infrastructure.

We may experience outrages or disruptions of our infrastructure, including information technology system failures and network disruptions. These may be caused by natural disasters, cyber-incidents, weather events, power disruptions, telecommunications failures, acts of terrorism or other events. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to our products, services or online stores selling our products and services.  Our corporate headquarters in Redwood City, CA and our studio in Burnaby, British Columbia are located in seismically active regions, and certain of our game development activities and other essential business operations are conducted at these locations. An event that results in the disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations.

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

We are subject to taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision, tax assets, and accruals for other taxes, and there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective income tax rate could be adversely affected by our profit levels, changes in our business, reorganization of our business and operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in applicable tax laws or interpretations of existing tax laws, or changes in the valuation allowance for deferred tax assets, as well as other factors. We are also required to pay taxes other than income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and foreign jurisdictions. Furthermore, we are regularly subject to audit by tax authorities with respect to both income and such other non-income taxes. Adverse changes in our effective income tax rate, unfavorable audit results or tax rulings, or other changes resulting in significant additional tax liabilities could have material adverse effects upon our earnings, cash flows, and financial condition. In addition, the United States and other countries in which we do business are considering changes to tax laws applicable to corporate multinationals, which could adversely affect our effective tax rates, cause us to change the way in which we structure our business or result in other costs to us.

Our reported financial results could be adversely affected by changes in financial accounting standards.

Our reported financial results are impacted by the accounting standards promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. These methods, estimates, and judgments are subject to risks, uncertainties, assumptions and changes that could adversely affect our reported financial position and financial results. In addition, changes to applicable financial accounting standards could adversely affect our reported financial position and financial results. For example, recently issued accounting standards are expected to materially change the way in which we recognize revenue and account for leases upon adoption. For more information, see Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 1 - Description of Business and Summary of Significant Accounting Policies to the Consolidated Financial Statements under the subheading “Impact of Recently Issued Accounting Standards”.

As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, costs and taxes, could have an adverse effect on our reported results although not necessarily on our cash flows.

Our stock price has been volatile and may continue to fluctuate significantly.

The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations. These fluctuations may be due to factors specific to us (including those discussed in the risk factors above, as well as others not currently known to us or that we currently do not believe are material), to changes in securities analysts’ earnings estimates or ratings, to our results or future financial guidance falling below our expectations and analysts’ and investors’ expectations, to factors affecting the entertainment, computer, software, Internet, media or electronics industries, to our ability to successfully integrate any acquisitions we may make, or to national or international economic conditions. In particular, economic downturns may contribute to the public stock markets experiencing extreme price and trading volume volatility. These broad market fluctuations could adversely affect the market price of our common stock.

Item 1B:     Unresolved Staff Comments
None.
Item 2:     Properties
We own our 660,000-square-foot Redwood Shores headquarters facilities located in Redwood City, California, which includes a product development studio and administrative and sales functions. We also own a 418,000-square-foot product development studio facility in Burnaby, Canada. In addition to the properties we own, we lease approximately 1.1 million square feet in North America and 890,000 square feet in Europe and Asia at various research and development, sales and administration and distribution facilities, including leases for our development studios in Orlando, Florida, Stockholm, Sweden and Austin, Texas.
While we continually evaluate our facility requirements, we believe that suitable additional or substitute space will be available as needed to accommodate our future needs. For information regarding our lease commitments, see Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 11, “Commitments and Contingencies”.

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
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “EA”. The following table sets forth the quarterly high and low closing sales price per share of our common stock from April 1, 2015 through March 31, 2017.

	Prices
	High	Low
Fiscal Year Ended March 31, 2016:
First Quarter	$68.00	$56.03
Second Quarter	75.16	63.43
Third Quarter	76.77	65.04
Fourth Quarter	70.83	55.50
Fiscal Year Ended March 31, 2017:
First Quarter	77.25	61.85
Second Quarter	85.40	75.38
Third Quarter	85.56	75.58
Fourth Quarter	91.51	78.64
Holders
There were approximately 1,230 holders of record of our common stock as of May 22, 2017, and the closing price of our common stock was $108.39 per share as reported by the NASDAQ Global Select Market. In addition, a significant number of beneficial owners of our common stock hold their shares in street name.
Dividends
We have not paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities

In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. This stock repurchase program expires on May 31, 2017. We repurchased approximately 6.5 million and 6.9 million shares for approximately $508 million and $461 million under this program, respectively, during the fiscal years ended March 31, 2017 and 2016. We completed repurchases under the May 2015 program in April 2017.
In May 2017, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a new program to repurchase up to $1.2 billion of our common stock. This stock repurchase program expires on May 31, 2019. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. We are actively repurchasing shares under this program.

The following table summarizes the number of shares repurchased in the fourth quarter of the fiscal year ended March 31, 2017:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
January 1 - January 28, 2017	456,406	$79.67	456,406	$120
January 29 - February 25, 2017	457,171	$83.96	457,171	$81
February 26 - April 1, 2017	570,644	$88.49	570,644	$31
	1,484,221	$84.38	1,484,221

Stock Performance Graph
The following information shall not be deemed to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent that we specifically incorporate it by reference into a filing.
The following graph shows a five-year comparison of cumulative total returns during the period from March 31, 2012 through March 31, 2017, for our common stock, the S&P 500 Index (to which EA was added in July 2002), the NASDAQ Composite Index, and the RDG Technology Composite Index, each of which assumes an initial value of $100. Each measurement point is as of the end of each fiscal year. The performance of our stock depicted in the following graph is not necessarily indicative of the future performance of our stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Electronic Arts Inc., the S&P 500 Index, the NASDAQ Composite Index,
and the RDG Technology Composite Index

*	Based on $100 invested on March 31, 2012 in stock or index, including reinvestment of dividends.

	March 31,
	2012	2013	2014	2015	2016	2017
Electronic Arts Inc.	$100	$107	$176	$357	$401	$543
S&P 500 Index	100	114	139	157	159	187
NASDAQ Composite Index	100	107	141	166	166	203
RDG Technology Composite Index	100	100	129	151	155	190

Item 6:     Selected Financial Data
ELECTRONIC ARTS INC. AND SUBSIDIARIES
SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA
(In millions, except per share data)

	Year Ended March 31,
STATEMENTS OF OPERATIONS DATA	2017	2016	2015	2014	2013
Net revenue	$4,845	$4,396	$4,515	$3,575	$3,797
Cost of revenue	1,298	1,354	1,429	1,347	1,388
Gross profit	3,547	3,042	3,086	2,228	2,409
Total operating expenses	2,323	2,144	2,138	2,195	2,288
Operating income	1,224	898	948	33	121
Gains on strategic investments, net	—	—	—	—	39
Interest and other income (expense), net	(14)	(21)	(23)	(26)	(21)
Income before provision for (benefit from) income taxes	1,210	877	925	7	139
Provision for (benefit from) income taxes	243	(279)	50	(1)	41
Net income	$967	$1,156	$875	$8	$98
Earnings per share:
Basic	$3.19	$3.73	$2.81	$0.03	$0.32
Diluted	$3.08	$3.50	$2.69	$0.03	$0.31
Number of shares used in computation:
Basic	303	310	311	308	310
Diluted	314	330	325	316	313
	As of March 31,
BALANCE SHEETS DATA	2017	2016	2015	2014	2013
Cash and cash equivalents	$2,565	$2,493	$2,068	$1,782	$1,292
Short-term investments	1,967	1,341	953	583	388
Working capital	2,784	1,936	973	748	408
Total assets	7,718	7,050	6,147	5,716	5,070
0.75% convertible senior notes due 2016, net	—	163	633	580	559
Senior notes, net	990	989	—	—	—
Other long-term liabilities	253	245	333	324	327
Total liabilities	3,658	3,652	3,080	3,294	2,803
Total stockholders’ equity	4,060	3,396	3,036	2,422	2,267

Item 7:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the fiscal year ended March 31, 2017, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K, including in the “Business” section and the “Risk Factors” above, the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)”, and the Consolidated Financial Statements and related Notes.

About Electronic Arts

We are a global leader in digital interactive entertainment. We develop, market, publish and distribute games content and services that can be played by consumers on a variety of platforms, which include game consoles, PCs, mobile phones and tablets. In our games, we use established brands that we either wholly own (such as Battlefield, Mass Effect, Need for Speed, The Sims and Plants v. Zombies), or license from others (such as FIFA, Madden NFL and Star Wars). We also publish and distribute games developed by third parties (e.g., Titanfall).

Financial Results

Our key financial results for our fiscal year ended March 31, 2017 were as follows:

•	Total net revenue was $4,845 million, up 10 percent year-over-year. On a constant currency basis, we estimate that total net revenue would have been $4,992 million, up 14 percent year over year.

•	Digital revenue was $2,874 million, up 19 percent year-over-year. Digital revenue comprised 59 percent of total net revenue.

•
International net revenue was $2,726 million, up 10 percent year-over-year. On a constant currency basis, we estimate that international net revenue would have been $2,876 million, up 16 percent year over year.

•	Gross margin was 73.2 percent, up 4.0 percentage points year-over-year.

•	Operating expenses were $2,323 million, up 8 percent year-over-year. On a constant currency basis, we estimate that total operating expenses would have been $2,349 million, up 10 percent year over year.

•	Operating income was $1,224 million, up 36 percent year-over-year.

•
Net income was $967 million, down 16 percent year-over-year. The decrease was primarily attributable to the $453 million income tax benefit in fiscal year 2016 related to the reversal of a significant portion of our deferred tax valuation allowance.

•	Diluted earnings per share was $3.08, down 12 percent year-over-year.

•	Operating cash flow was $1,383 million, up 13 percent year-over-year.

•	Total cash, cash equivalents and short-term investments were $4,532 million.

From time to time, we make comparisons of current periods to prior periods with reference to constant currency. Constant currency comparisons are based on translating local currency amounts in the current period at actual foreign exchange rates from the prior comparable period. We evaluate our financial performance on a constant currency basis in order to facilitate period-to-period comparisons without regard to the impact of changing foreign currency exchange rates.

Trends in Our Business

Digital Business. Players increasingly purchase our games digitally and engage with the live services associated with our portfolio of games. For example, the Ultimate Team mode incorporated into iterations of our FIFA, Madden NFL and NHL franchises and live services available digitally for our Star Wars, Battlefield and Sims franchises have extended the life of those games by engaging players for longer periods of time. Our digital transformation is also creating opportunities in platforms, content models and modalities of play. For example, we have leveraged franchises typically associated with consoles and traditional PC gaming, such as FIFA, Madden NFL, The Sims, SimCity and Star Wars, to create mobile and PC free-to-download games that are monetized through a business model in which we sell incremental content and/or features in discrete transactions. We also provide our EA Access service on Xbox One and Origin Access service on PC which offer players access to a selection of EA games and other benefits for a monthly or annual fee.

Our digital transformation also gives us the opportunity to strengthen our player network. We are investing in a technology foundation to enable us to build personalized player relationships that can last for years instead of days or weeks by connecting our players to us and to each other. This connection allows us to market and deliver content and services for popular franchises like FIFA, Battlefield and Star Wars to our players more efficiently. That same foundation also enables new player-centric ways to discover and try new experiences, such as our subscription-based EA Access and Origin Access services.

We significantly increased our digital net revenue from $2,199 million in fiscal year 2015 to $2,409 million in fiscal year 2016 and $2,874 million during fiscal year 2017. We expect this portion of our business to continue to grow through fiscal year 2018 and beyond as we continue to focus on developing and monetizing products and services that can be delivered digitally.

Foreign Currency Exchange Rates. International sales are a fundamental part of our business, and the strengthening of the U.S. dollar (particularly relative to the Euro, British pound sterling, Australian dollar, Chinese yuan and South Korean won) has a negative impact on our reported international net revenue, but a positive impact on our reported international operating expenses (particularly the Swedish krona and Canadian dollar) because these amounts are translated at lower rates as compared to periods in which the U.S. dollar is weaker. Volatility in exchange rates remains elevated as compared to historical standards, and macroeconomic factors such as events related to the United Kingdom’s vote to leave the European Union inject uncertainty. While we use foreign currency hedging contracts to mitigate some foreign currency exchange risk, these activities are limited in the protection that they provide us and can themselves result in losses.

Mobile and PC Free-to-Download Games. The global adoption of mobile devices and a business model for those devices that allows consumers to try new games with no up-front cost and pay for additional content or in-game items, has led to significant growth in the mobile gaming industry. We expect this growth to continue during our 2018 fiscal year. Likewise, the wide consumer acceptance of free-to-download, microtransaction-based PC games played over the Internet has broadened our consumer base. We expect revenue generated from mobile and PC free-to-download games to remain an important part of our business.

Concentration of Sales Among the Most Popular Games. In all major segments of our industry, we see a large portion of games sales concentrated on the most popular titles. Similarly, a significant portion of our revenue historically has been derived from games based on a few popular franchises, several of which we have released on an annual or bi-annual basis. The increased importance of live services revenue to our business has accelerated this trend. Live services revenue includes digital extra content, subscriptions, advertising and other digital revenues. For example, we derive a material portion of our revenue from the Ultimate Team game mode included in our annualized FIFA, Madden NFL and NHL games.

Recurring Revenue Sources.  Our business model includes revenue that we deem recurring in nature, such as revenue from our annualized titles (such as FIFA and Madden NFL) and associated services, our ongoing mobile business and subscription programs. We have been able to forecast revenue from these areas of our business with greater confidence than for new offerings.  As we continue to leverage the digital transformation in our industry and incorporate new content models and modalities of play into our games, our goal is to continue to look for opportunities to expand the recurring portion of our business.

Net Sales.  In order to improve transparency into our business, we disclose an operating performance metric, net sales. Net sales is defined as the net amount of products and services sold digitally or sold-in physically in the period.

Net sales were $4.9 billion for the fiscal year ended March 31, 2017, driven by sales of FIFA 17 and Battlefield 1 during the fiscal year. Net sales increased $376 million or 8% as compared to the fiscal year ended March 31, 2016 due primarily to stronger sales associated with our FIFA franchise and first-person shooter titles on a year-over-year basis. Digital net sales were $3.0 billion for the fiscal year ended March 31, 2017, an increase of $503 million or 20% as compared to the fiscal year ended March 31, 2016. The increase in digital net sales was driven by the ongoing digital transformation, as players increasingly purchase our games digitally and engage with our live services. Specifically, full game downloads net sales grew $222 million or 44% year-over-year primarily from a higher percentage of full game downloads of Battlefield 1 in fiscal year 2017, as compared to fiscal year 2016’s first-person shooter title, Star Wars Battlefront. In addition, extra content grew $177 million or 16% year-over-year driven by increased net sales associated with Ultimate Team services.

Recent Developments
Stock Repurchase Program. In May 2017, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a new program to repurchase up to $1.2 billion of our common stock. This stock repurchase program expires on May 31, 2019. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. We are actively repurchasing shares under this program.
In April 2017, we completed the stock repurchase authorization approved by our Board of Directors in May 2015. During fiscal year 2017, we repurchased approximately 6.5 million shares for approximately $508 million pursuant to the May 2015 repurchase program.

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
Revenue Recognition, Sales Returns and Allowances, and Bad Debt Reserves
We derive revenue principally from sales of interactive software games, and related content and services on game consoles, PCs, mobile phones and tablets. We evaluate revenue recognition based on the criteria set forth in FASB Accounting Standards Codification (“ASC”) 605, Revenue Recognition and ASC 985-605, Software: Revenue Recognition. We classify our revenue as either product revenue or service and other revenue.

Product revenue. Our product revenue includes revenue associated with the sale of software games or related product content or updates, whether delivered digitally (e.g., full-game downloads, extra-content) or via a physical disc (e.g., packaged goods), and licensing of game software to third-parties. Product revenue also includes revenue from mobile full game downloads that do not require our hosting support (e.g., premium mobile games) in order to utilize the game or related content (i.e. can be played with or without an Internet connection), and sales of tangible products such as hardware, peripherals, or collectors’ items.

Service and other revenue. Our service revenue includes revenue recognized from time-based subscriptions, games, content or updates that requires our hosting support in order to utilize the game or related content (i.e., can only be played with an Internet connection). This includes (1) entitlements to content that are accessed through hosting services (e.g., microtransactions for Internet-based, social network and free-to-download mobile games), (2) massively multi-player online (“MMO”) games (both software game and subscription sales), (3) subscriptions for our Battlefield Premium, EA and Origin Access, and Pogo-branded online game services, and (4) allocated service revenue from sales of software games with a service of online activities (e.g., online playability). Our other revenue includes advertising and non-software licensing revenue.

With respect to the allocated service revenue from sales of software games with a service of online activities (“online services”) mentioned above, our allocation of proceeds between product and service revenue for presentation purposes is based on management’s best estimate of the selling price of the online services with the residual value allocated to product revenue. Our estimate of the selling price of the online services are comprised of several factors including, but not limited to, prior selling prices for the online services, prices charged separately by other third-party vendors for similar service offerings, and a cost-plus-margin approach. We review the estimated selling price of the online services on a regular basis and use this methodology consistently to allocate revenue between product and service for software game sales with online services.

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

Online-Enabled Games

The majority of our software games and related content have online connectivity whereby a consumer may be able to download unspecified content or updates on a when-and-if-available basis (“unspecified updates”) for use with the original game software. In addition, we may also offer a service of online activities (e.g., online playability) without a separate fee. U.S. GAAP requires us to account for the consumer’s right to receive unspecified updates or the service of online activities for no additional fee as a “bundled” sale, or multiple-element arrangement.

We have an established historical pattern of providing unspecified updates (e.g., player roster updates to Madden NFL 17) to online-enabled games and related content at no additional charge to the consumer. Because we do not have vendor-specific objective evidence of fair value (“VSOE”) for these unspecified updates, we are required by current U.S. GAAP to recognize as revenue the entire sales price of these online-enabled games and related content over the period we expect to offer the unspecified updates to the consumer (“estimated offering period”).

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
Other Multiple-Element Arrangements
In some of our multiple-element arrangements, we sell non-software products with software and/or software-related offerings. These non-software products are generally music soundtracks, peripherals or ancillary collectors’ items, such as figurines and comic books. Revenue for these arrangements is allocated to each separate unit of accounting for each deliverable using the relative selling prices of each deliverable in the arrangement based on the selling price hierarchy described below. If the arrangement contains more than one software deliverable, the arrangement consideration is allocated to the software deliverables as a group and then allocated to each software deliverable.

We determine the selling price for a non-software product deliverable based on the following selling price hierarchy: VSOE (i.e., the price we charge when the non-software product is sold separately) if available, third-party evidence (“TPE”) of fair value (i.e., the price charged by others for similar non-software products) if VSOE is not available, or our best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. Determining the BESP is a subjective process that is based on multiple factors including, but not limited to, recent selling prices and related discounts, market conditions, customer classes, sales channels and other factors. Provided the other three revenue recognition criteria other than delivery have been met, we recognize revenue upon delivery to the customer as we have no further obligations.

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
Principal Agent Considerations
We evaluate sales of our interactive software games, extra-content, and services from our subscription offerings via third party storefronts, including digital channel storefronts such as Microsoft’s Xbox Store, Sony’s PlayStation Store, Apple App Store, and Google Play, in order to determine whether or not we are acting as the primary obligor in the sale to the end consumer, which we consider in determining if revenue should be reported gross or net of fees retained by the storefront. Key indicators that we evaluate in determining gross versus net treatment include but are not limited to the following:

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
In addition to considering forecasts of future taxable income, we are also required to evaluate and quantify other possible sources of taxable income in order to assess the realization of our deferred tax assets, namely the reversal of existing deferred tax liabilities, the carryback of losses and credits as allowed under current tax law, and the implementation of tax planning strategies. Evaluating and quantifying these amounts involves significant judgments. Each source of income must be evaluated based on all positive and negative evidence; this evaluation involves assumptions about future activity.
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
Prior to the fourth quarter of fiscal year 2016, we considered all undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. taxes had been provided thereon. During the fourth quarter of fiscal year 2016, we reevaluated our intent to indefinitely reinvest all earnings of foreign subsidiary companies, and concluded that a portion of earnings of certain subsidiaries will no longer be considered to be indefinitely reinvested. We currently intend to continue to indefinitely reinvest a substantial majority of the undistributed earnings of our foreign subsidiaries outside of the United States. In the ordinary course of our business, there are many transactions and calculations where the tax law and ultimate tax determination is uncertain. As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each jurisdiction in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our uncertain tax positions in each jurisdiction where we operate. These estimates involve complex issues and require us to make judgments about the likely application of the tax law to our situation, as well as with respect to other matters, such as anticipating the positions that we will take on tax returns prior to our preparing the returns and the outcomes of disputes with tax authorities. The ultimate resolution of these issues may take extended periods of time due to examinations by tax authorities and statutes of limitations. In addition, changes in our business, including acquisitions, changes in our international corporate structure, changes in the geographic location of business functions or assets, changes in the geographic mix and amount of income, as well as changes in our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income can affect the overall effective tax rate.
Recent proposals to lower the U.S. corporate income tax rate would require us to reduce our net deferred tax assets upon enactment of new tax legislation, with a corresponding, one-time, non-cash increase in income tax expense.

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ended March 31, 2017 and 2015 contained 52 weeks each and ended on April 1, 2017 and March 28, 2015, respectively. Our results of operations for the fiscal year ended March 31, 2016 contained 53 weeks and ended on April 2, 2016. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

Net Revenue
Net revenue consists of sales generated from (1) video games sold as digital downloads or as packaged goods and designed for play on game consoles and PCs, (2) video games for mobile phones and tablets, (3) separate software products and extra-content and online game services associated with these products, (4) licensing our game software to third parties, (5) allowing other companies to manufacture and sell our products in conjunction with other products, and (6) advertisements on our online web pages and in our games. We recognize revenue from the sale of online-enabled games for which we do not have VSOE for the unspecified updates on a straight-line basis, generally over an estimated six-month period for digitally-delivered games and content and an estimated nine-month period beginning in the month after shipment for physical games sold through retail.

We provide two different measures of our Net Revenue. (1) Net Revenue by Product revenue and Service and other revenue, and (2) Net Revenue by Composition, which is primarily based on method of distribution. Management places a greater emphasis and focus on assessing our business through a review of the Net Revenue by Composition (Digital, and Packaged goods and other) than by Net Revenue by Product revenue and Service and other revenue.

Comparison of Fiscal Year 2017 to Fiscal Year 2016
Net Revenue
For fiscal year 2017, net revenue was $4,845 million and increased $449 million, or 10 percent, as compared to fiscal year 2016. This increase was driven by an $809 million increase in revenue primarily from the Star Wars, Battlefield, and FIFA franchises. This increase was partially offset by a $360 million decrease in revenue primarily from the Dragon Age, The Sims, and NHL franchises, and The Simpsons Tapped Out.

Net Revenue by Product Revenue and Service and Other Revenue

Our Net Revenue by Product revenue and Service and other revenue for fiscal years 2017 and 2016 was as follows (in millions):

	Year Ended March 31,
	2017	2016	$ Change	% Change
Net revenue:
Product	$2,640	$2,497	$143	6%
Service and other	2,205	1,899	306	16%
Total net revenue	$4,845	$4,396	$449	10%

Product Revenue

For fiscal year 2017, Product net revenue was $2,640 million, primarily driven by FIFA 17, Battlefield 1, and Star Wars Battlefront. Product net revenue increased $143 million, or 6 percent, as compared to fiscal year 2016. This increase was driven by a $526 million increase primarily from the Battlefield and Star Wars franchises, and Titanfall 2. This increase was partially offset by a $383 million decrease primarily from the Dragon Age, FIFA, The Sims, and Need for Speed franchises.

Service and Other Revenue

For fiscal year 2017, Service and other net revenue was $2,205 million, primarily driven by FIFA Ultimate Team, Star Wars: Galaxy of Heroes, and Need for Speed 2015. Service and other net revenue for fiscal year 2017 increased $306 million, or 16 percent, as compared to fiscal year 2016. This increase was driven by a $404 million increase primarily from FIFA Ultimate Team and the Star Wars and Need for Speed franchises. This increase was partially offset by a $98 million decrease primarily from The Simpsons Tapped Out, Titanfall, The Sims FreePlay, and Battlefield 4 Premium.
Supplemental Net Revenue by Composition
As we continue to evolve our business and more of our products are delivered to consumers digitally, we place a greater emphasis and focus on assessing our business performance through a review of net revenue by composition.

Our net revenue by composition for fiscal years 2017 and 2016 was as follows (in millions):

	Year Ended March 31,
	2017	2016	$ Change	% Change

Full game downloads	$659	$465	$194	42%
Extra content	1,204	1,062	142	13%
Subscriptions, advertising, and other	385	338	47	14%
Mobile	626	544	82	15%
Total Digital	$2,874	$2,409	$465	19%

Packaged goods and other	$1,971	$1,987	$(16)	(1)%
Net revenue	$4,845	$4,396	$449	10%

Digital Net Revenue

Digital net revenue includes full game downloads, extra content, subscriptions, advertising and other, and mobile revenue. Digital net revenue includes game software distributed through our direct-to-consumer PC platform Origin, distributed wirelessly through mobile carriers, or licensed to our third-party publishing partners who distribute our games digitally.

For fiscal year 2017, digital net revenue was $2,874 million primarily driven by FIFA Ultimate Team, FIFA Online 3 in Asia, Battlefield 1, and Star Wars: Galaxy of Heroes. Digital net revenue for fiscal year 2017 increased $465 million, or 19 percent, as compared to fiscal year 2016. This increase is due to (1) a $194 million or 42 percent increase in full-game download net revenue primarily driven by Battlefield 1 and FIFA 17, partially offset by Battlefield Hardline, (2) a $142 million or 13 percent increase in extra content net revenue primarily driven by our Ultimate Team game mode and Star Wars Battlefront, (3) an $82 million or 15 percent increase in mobile net revenue primarily driven by Star Wars: Galaxy of Heroes, and (4) a $47 million or 14 percent increase in subscriptions, advertising, and other net revenue.

Packaged Goods and Other Net Revenue

Packaged goods and other net revenue includes revenue from software that is distributed physically. This includes (1) net revenue from game software distributed physically through traditional channels such as brick and mortar retailers, and (2) our software licensing revenue from third parties (for example, makers of console platforms, personal computers or computer accessories) who include certain of our products for sale with their products (“OEM bundles”).

For fiscal year 2017, packaged goods and other net revenue was $1,971 million, primarily driven by FIFA 17, FIFA 16, Star Wars Battlefront, and Battlefield 1. Packaged goods and other net revenue for fiscal year 2017 decreased $16 million, or 1 percent, as compared to fiscal year 2016.

Cost of Revenue

Cost of revenue for fiscal years 2017 and 2016 was as follows (in millions):

	March 31, 2017	% of Related Net Revenue	March 31, 2016	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$893	33.8%	$938	37.6%	(4.8)%	(3.8)%
Service and other	405	18.4%	416	21.9%	(2.6)%	(3.5)%
Total cost of revenue	$1,298	26.8%	$1,354	30.8%	(4.1)%	(4.0)%

Cost of Product Revenue
Cost of product revenue consists of (1) manufacturing royalties, net of volume discounts and other vendor reimbursements, (2) certain royalty expenses for celebrities, professional sports leagues, movie studios and other organizations, and independent software developers, (3) inventory costs, (4) expenses for defective products, (5) write-offs of post launch prepaid royalty costs and losses on previously unrecognized licensed intellectual property commitments, (6) amortization of certain intangible assets,

(7) personnel-related costs, and (8) warehousing and distribution costs. We generally recognize volume discounts when they are earned from the manufacturer (typically in connection with the achievement of unit-based milestones); whereas other vendor reimbursements are generally recognized as the related revenue is recognized.

Cost of product revenue decreased by $45 million, or 4.8 percent in fiscal year 2017, as compared to fiscal year 2016. This decrease was driven primarily by a reduction in licensing costs as a result of a change in mix of our titles (i.e. Star Wars Battlefront was a fiscal 2016 title that had royalties associated with it while Battlefield 1 was a fiscal 2017 title that does not bear royalties). This was partially offset by the recognition of a $15 million impairment charge on an acquisition-related intangible asset, as well an increase in royalty costs associated with FIFA 17 and Titanfall 2.

Cost of Service and Other Revenue
Cost of service and other revenue consists primarily of (1) royalty costs, (2) data center, bandwidth and server costs associated with hosting our online games and websites, (3) inventory costs, (4) platform processing fees from operating our website-based games on third party platforms, and (5) credit card fees associated with our service revenue.

Cost of service and other revenue decreased by $11 million, or 2.6 percent in fiscal year 2017, as compared to fiscal year 2016. The decrease was primarily due to a decrease in inventory costs due to the launch of Need for Speed 2015 during fiscal year
2016 without a comparable service game launch during fiscal year 2017, partially offset by the recognition of a $10 million impairment charge on a royalty-based asset, and an increase in royalty costs associated with FIFA Ultimate Team and Star Wars: Galaxy of Heroes during fiscal year 2017.

Total Cost of Revenue as a Percentage of Total Net Revenue
During fiscal year 2017, total cost of revenue as a percentage of total net revenue decreased by 4.0 percent as compared to the fiscal year ended March 31, 2016. This decrease was primarily due to an increase in the proportion of our digital net revenues to packaged goods and other net revenues, as well as lower royalties expense associated with our current year title mix as compared to fiscal year 2016.

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
Research and development expenses for fiscal years 2017 and 2016 were as follows (in millions):

March 31, 2017	% of Net Revenue	March 31, 2016	% of Net Revenue	$ Change	% Change
$1,205	25%	$1,109	25%	$96	9%
Research and development expenses increased by $96 million, or 9 percent, in fiscal year 2017, as compared to fiscal year 2016. This $96 million increase was primarily due to a (1) $41 million increase in contracted services primarily driven by an increase in development advances to third-party developers associated with the Star Wars franchise, (2) an aggregate $32 million pre-launch loss on previously unrecognized minimum royalty-based commitments and impairment on royalty-based assets, and (3) a $23 million increase in personnel-related costs primarily resulting from an increase in headcount. These increases were partially offset by the quarter ended June 30, 2016 containing 13 weeks of personnel costs as compared to 14 weeks in the prior fiscal year, as well as a reduction in losses of $10 million from our cash flow hedging program in fiscal 2017 as compared to fiscal 2016. We use hedges to protect against currency exchange rate movements in our research and development expenses.
Marketing and Sales

Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for fiscal years 2017 and 2016 were as follows (in millions):

March 31, 2017	% of Net Revenue	March 31, 2016	% of Net Revenue	$ Change	% Change
$673	14%	$622	14%	$51	8%
Marketing and sales expenses increased by $51 million, or 8 percent, in fiscal year 2017, as compared to fiscal year 2016. This $51 million increase was driven by higher advertising expenses associated with our fiscal year 2017 game launches, primarily Battlefield 1 and Titanfall 2, as compared to advertising expenses associated with our fiscal year 2016 game launches.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for fiscal years 2017 and 2016 were as follows (in millions):

March 31, 2017	% of Net Revenue	March 31, 2016	% of Net Revenue	$ Change	% Change
$439	9%	$406	9%	$33	8%
General and administrative expenses increased by $33 million, or 8 percent, in fiscal year 2017, as compared to fiscal year 2016. This $33 million increase was primarily due to (1) a $12 million increase in facility-related expense primarily due to office expansions, (2) a $7 million increase in contracted services primarily due to higher legal expenses, and (3) a $6 million increase in personnel-related costs resulting from an increase in headcount.
Income Taxes
Provision for (benefit from) income taxes for fiscal years 2017 and 2016 was as follows (in millions):

March 31, 2017	Effective Tax Rate	March 31, 2016	Effective Tax Rate
$243	20.1%	$(279)	(31.8)%
Our effective tax rate for fiscal year 2017 was 20.1 percent. Our effective tax rate for the fiscal year 2017 differs from the statutory rate of 35.0 percent primarily due to non-U.S. profits subject to a reduced or zero tax rates. The effective tax rate for fiscal year 2017 differs from fiscal year 2016 primarily due to the reversal of a significant portion of our deferred tax valuation allowance recorded in fiscal year 2016. Excluding the impact of the reversal of the valuation allowance, our effective tax rate for fiscal year 2016 would have been 19.8 percent, which differs from the statutory rate of 35.0 percent primarily due to non-U.S. profits subject to a reduced or zero tax rates.
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
Because of the release of the valuation allowance in fiscal year 2016, we do not anticipate that our effective tax rates for fiscal year 2018 and future periods will be as significantly affected by changes in our deferred tax valuation allowance as they were prior to fiscal year 2017. Our effective tax rates for fiscal year 2018 and future periods will continue to depend on a variety of factors, including changes in our business such as acquisitions and intercompany transactions, changes in our international structure, changes in the geographic location of business functions or assets, changes in the geographic mix of income, changes in or termination of our agreements with tax authorities, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. With the adoption of ASU 2016-09 in the first quarter of fiscal year 2018, the inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from stock-based compensation awards are dependent on our stock price at the date the awards vest.

Historically, we have considered all undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. taxes have been provided thereon. During the fourth quarter of fiscal year 2016, we reevaluated our intent to indefinitely reinvest all earnings of foreign subsidiary companies, and concluded that a portion of earnings of certain subsidiaries will no longer be considered to be indefinitely reinvested. We currently intend to continue to indefinitely reinvest a substantial majority of the undistributed earnings of our foreign subsidiaries outside of the United States.

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
Supplemental Net Revenue by Composition

Our net revenue by composition for fiscal years 2016 and 2015 was as follows (in millions):

	Year Ended March 31,
	2016	2015	$ Change	% Change

Full game downloads	$465	$420	$45	11%
Extra content	1,062	912	150	16%
Subscriptions, advertising, and other	338	366	(28)	(8)%
Mobile	544	501	43	9%
Total Digital	$2,409	$2,199	$210	10%

Packaged goods and other	$1,987	$2,316	$(329)	(14)%
Net revenue	$4,396	$4,515	$(119)	(3)%

Digital Net Revenue

For fiscal year 2016, digital net revenue was $2,409 million primarily driven by FIFA Ultimate Team, FIFA Online 3 in Asia, and Star Wars: The Old Republic. Digital net revenue for fiscal year 2016 increased $210 million, or 10 percent, as compared to fiscal year 2015. This increase is due to (1) a $150 million or 16 percent increase in extra content net revenue primarily driven by FIFA Ultimate Team, Madden Ultimate Team, and FIFA Online 3 in Asia, (2) a $45 million or 11 percent increase in full-game download net revenue primarily driven by Star Wars Battlefront, FIFA 16, and Battlefield Hardline, partially offset by Battlefield 4 and Titanfall, (3) a $43 million or 9 percent increase in mobile net revenue primarily driven by SimCity BuildIt, Madden NFL Mobile, and Star Wars: Galaxy of Heroes, partially offset by The Simpsons Tapped Out. These increases were partially offset by a $28 million or 8 percent decrease in subscriptions, advertising, and other net revenue primarily by Battlefield 4 Premium.

Packaged Goods and Other Net Revenue

For fiscal year 2016, packaged goods and other net revenue was $1,987 million, primarily driven by FIFA 16, FIFA 15, Star Wars Battlefront, and Battlefield Hardine. Packaged goods and other net revenue for fiscal year 2016 decreased $329 million, or 14 percent, as compared to fiscal year 2015. This decrease was primarily from Titanfall and the Battlefield, FIFA World Cup, and FIFA franchises, partially offset by Star Wars Battlefront.

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

Cost of Service and Other Revenue

Cost of service and other revenue increased by $15 million, or 3.7 percent in fiscal year 2016, as compared to fiscal year 2015. The increase was primarily due to an increase in inventory costs due to the launch of Need for Speed 2015 during fiscal year 2016, partially offset by a decrease in inventory costs due to Titanfall, launched for the Xbox 360 during fiscal year 2015.

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
Research and development expenses increased by $15 million, or 1 percent, in fiscal year 2016, as compared to fiscal year 2015. Excluding the estimated $70 million favorable impact of foreign currency exchange rates, we estimate that research and development would have increased by $85 million. This $85 million increase on a constant currency basis was primarily due to (1) a $44 million increase in personnel-related costs primarily resulting from higher payroll taxes, the fiscal year 2016 containing 53 weeks as compared to 52 weeks in fiscal year 2015, and annual salary increases, (2) a $22 million increase in contracted services, primarily related to the Titanfall and UFC franchises, and Unravel, during fiscal year 2016, as compared to the same period in the prior fiscal year, and (3) a $21 million increase in stock-based compensation.
Marketing and Sales
Marketing and sales expenses for fiscal years 2016 and 2015 were as follows (in millions):

March 31, 2016	% of Net Revenue	March 31, 2015	% of Net Revenue	$ Change	% Change
$622	14%	$647	14%	$(25)	(4)%
Marketing and sales expenses decreased by $25 million, or 4 percent, in fiscal year 2016, as compared to fiscal year 2015. Excluding the estimated $25 million favorable impact of foreign currency exchange rates, marketing and sales expense remained consistent during the fiscal year ended March 31, 2016 as compared to the fiscal year ended March 31, 2015.
General and Administrative
General and administrative expenses for fiscal years 2016 and 2015 were as follows (in millions):

March 31, 2016	% of Net Revenue	March 31, 2015	% of Net Revenue	$ Change	% Change
$406	9%	$386	9%	$20	5%
General and administrative expenses increased by $20 million, or 5 percent, in fiscal year 2016, as compared to fiscal year 2015. Excluding the estimated $19 million favorable impact of foreign currency exchange rates, general and administrative expenses would have increased by $39 million. This $39 million increase on a constant currency basis was primarily due to (1) a $18 million increase in facilities-related expenses, (2) a $18 million increase in personnel-related costs primarily resulting from (a) higher payroll taxes, (b) the fiscal year 2016 containing 53 weeks as compared to 52 weeks in fiscal year 2015, (c) and annual salary increases, (3) a $10 million increase in stock-based compensation. This was partially offset by a $6 million decrease in litigation matters during fiscal year 2016 as compared to fiscal year 2015.
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
Our effective tax rate for the fiscal year 2015 differs from the statutory rate of 35.0 percent as a result of the utilization of U.S. deferred tax assets subject to a valuation allowance, excess tax benefit from stock-based compensation deduction allocated directly to contributed capital and non-U.S. profits subject to a reduced or zero tax rates.
Prior to the fourth quarter of fiscal year 2016, we considered all undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. taxes had been provided thereon. During the fourth quarter of fiscal year 2016, we issued the Senior Notes and announced a $500 million stock repurchase program. In light of these future obligations, we reevaluated our intent to indefinitely reinvest all earnings of foreign subsidiary companies, and concluded that a portion of earnings of certain subsidiaries will no longer be considered to be indefinitely reinvested. As a result, we recognized a deferred tax liability of $43 million for U.S. income taxes with respect to such earnings. We currently intend to continue to indefinitely reinvest a substantial majority of the undistributed earnings of our foreign subsidiaries outside of the United States.

LIQUIDITY AND CAPITAL RESOURCES

	As of March 31,
(In millions)	2017	2016	2015
Cash and cash equivalents	$2,565	$2,493	$2,068
Short-term investments	1,967	1,341	953
Total	$4,532	$3,834	$3,021
Percentage of total assets	59%	54%	49%
	Year Ended March 31,
(In millions)	2017	2016	2015
Cash provided by operating activities	$1,383	$1,223	$1,067
Cash used in investing activities	(759)	(484)	(470)
Cash used in financing activities	(534)	(306)	(255)
Effect of foreign exchange on cash and cash equivalents	(18)	(8)	(56)
Net increase in cash and cash equivalents	$72	$425	$286
Changes in Cash Flow

Comparison of Fiscal Year 2017 to Fiscal Year 2016
Operating Activities. Cash provided by operating activities increased $160 million during fiscal year 2017 as compared to fiscal year 2016. The increase is primarily driven by a $385 million increase in sales related to FIFA 17, Battlefield 1, and Titanfall 2. This was partially offset by a $263 million decrease associated with a net increase in accounts receivable balances as of March 31, 2017 as compared to March 31, 2016 primarily due to the timing of game launches and higher digital sales during the three months ended March 31, 2017.
Investing Activities. Cash used in investing activities increased $275 million during fiscal year 2017 as compared to fiscal year 2016 primarily driven by a $585 million increase in the purchase of short-term investments and a $30 million increase in capital expenditures. This was partially offset by a $340 million increase in proceeds from the sales and maturities of short-term investments.
Financing Activities. Cash used in financing activities increased $228 million during fiscal year 2017 as compared to fiscal year 2016 primarily due to the of the issuance of Senior Notes for $989 million offset by the repurchases of our common stock for $510 million, both of which occurred during fiscal 2016. Also, we had a $35 million decrease in proceeds from the exercise of stock options and a $21 million decrease in excess tax benefit from stock-based compensation, which were offset by a $307 million decrease in repayments related to our Convertible Notes during fiscal year 2017 as compared to fiscal year 2016.
Cash Flow Reclassifications. The adoption of ASU 2016-09 in the first quarter of fiscal year 2018 will require two changes to our cash flow presentation. First, excess tax benefits are required to be presented as operating activities rather than financing activities. Second, cash payments to taxing authorities in connection with shares withheld to meet statutory tax withholding requirements are required to be presented as a financing activity because such payments represent an entity’s cash outflow to reacquire the entity’s shares. We currently classify cash paid to taxing authorities for shares withheld as an operating activity. Both of these changes are expected to increase our cash provided by operating activities and increase our cash used in financing activities. For more information, see Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 1 - Description of Business and Summary of Significant Accounting Policies to the Consolidated Financial Statements.

Comparison of Fiscal Year 2016 to Fiscal Year 2015
Operating Activities. Cash provided by operating activities increased $156 million during fiscal year 2016 as compared to fiscal year 2015. The increase was driven by a $281 million increase in net income, partially offset by the settlement of noncurrent operating obligations.
Investing Activities. Cash used in investing activities increased $14 million during fiscal year 2016 as compared to fiscal year 2015 primarily driven by a $230 million increase in purchases of short-term investments. This was partially offset by a $214 million increase in proceeds from the sales and maturities of short-term investments during fiscal year 2016 as compared to fiscal year 2015.
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
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of March 31, 2017, our short-term investments had gross unrealized losses of $3 million, or less than 1 percent of the total in short-term investments, and gross unrealized gains of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

Convertible Notes and Convertible Note Hedge
In July 2011, we issued $632.5 million aggregate principal amount of 0.75% Convertible Senior Notes due 2016 (the “Convertible Notes”). The Convertible Notes matured in July 2016. During fiscal year 2017, we repaid $163 million of the principal balance of the Convertible Notes and issued approximately 2.9 million shares of common stock to noteholders with a fair value of $222 million, resulting in a loss on extinguishment of $0.3 million. During fiscal year 2017, we received 2.9 million shares of our common stock under the Convertible Note Hedge.
Warrants
In connection with the issuance of the Convertible Notes in July 2011, we also issued warrants (the “Warrants”) to independent third parties. The Warrants had a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock exceeded $41.14 on or prior to the expiration date of the Warrants. The Warrants expired on January 12, 2017. We issued a total of 9.6 million shares upon exercise of the Warrants during fiscal year 2017.
See Note 10 - Financing Arrangements to the Consolidated Financial Statements in this Form 10-K as it relates to the Convertibles Notes, the Convertible Note Hedge and Warrants, which is incorporated by reference into this Item 7.
Senior Notes
In February 2016, we issued $600 million aggregate principal amount of the 2021 Notes and $400 million aggregate principal amount of the 2026 Notes. We used the net proceeds of $989 million for general corporate purposes, including the payment of amounts due upon conversion of our Convertible Notes and the repurchase of our common stock, including under the $500 million stock repurchase program approved in February 2016 and completed in March 2016. The effective interest rate is 3.94% for the 2021 Notes and 4.97% for the 2026 Notes. Interest is payable semiannually in arrears, on March 1 and September 1 of each year. See Note 10 - Financing Arrangements to the Consolidated Financial Statements in this Form 10-K as it relates to our Senior Notes, which is incorporated by reference into this Item 7.
Credit Facility
In March 2015, we entered into a $500 million senior unsecured revolving credit facility with a syndicate of banks. As of March 31, 2017, no amounts were outstanding under the credit facility. See Note 10 - Financing Arrangements to the Consolidated Financial Statements in this Form 10-K as it relates to our credit facility, which is incorporated by reference into this Item 7.
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
As of March 31, 2017, approximately $2.8 billion of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we may be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. We repurchased approximately 6.5 million and 6.9 million shares for approximately $508 million and $461 million under this program, respectively, during the fiscal years ended March 31, 2017 and 2016. As of March 31, 2017, $31 million remained available for repurchase under this program. We completed repurchases under the May 2015 program in April 2017.
In May 2017, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a new program to repurchase up to $1.2 billion of our common stock. This stock repurchase program expires on May 31, 2019. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. We are actively repurchasing shares under this program.
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
Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties including, but not limited to, those related to customer demand and acceptance of our products, our ability to collect our accounts receivable as they become due, successfully achieving our product release schedules and maintaining our live services and attaining our forecasted sales objectives, the impact of acquisitions and other strategic transactions in which we may engage, the impact of competition, economic conditions in the United States and abroad, the seasonal and cyclical nature of our business and operating results, risks of product returns and the other risks described in the “Risk Factors” section, included in Part I, Item 1A of this report.
Contractual Obligations and Commercial Commitments
Note 11 - Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-K as it relates to our contractual obligations and commercial commitments is incorporated by reference into this Item 7.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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
Balance Sheet Hedging Activities. We use foreign currency forward contracts to mitigate foreign currency exchange risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts generally have a contractual term of three months or less and are transacted near month-end.
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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of March 31, 2017, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $100 million or $200 million, respectively. As of March 31, 2017, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $25 million or $50 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially. See Note 4 - Derivative Financial Instruments to the Consolidated Financial Statements in this Form 10-K as it relates to our derivative financial instruments, which is incorporated by reference into this Item 7A.

Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. We manage our interest rate risk by maintaining an investment portfolio generally consisting of debt instruments of high credit quality and relatively short maturities. However, because short-term investments mature relatively quickly and, if reinvested, are invested at the then-current market rates, interest income on a portfolio consisting of short-term investments is subject to market fluctuations to a greater extent than a portfolio of longer term investments. Additionally, the contractual terms of the investments do not permit the issuer to call, prepay or otherwise settle the investments at prices less than the stated par value. Our investments are held for purposes other than trading. We do not use derivative financial instruments in our short-term investment portfolio.
As of March 31, 2017, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Fluctuations in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of March 31, 2017, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of March 31, 2017	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$955	$951	$947	$943	$939	$935	$931
U.S. Treasury securities	421	418	415	413	410	407	404
U.S. agency securities	154	153	152	151	151	150	148
Commercial paper	213	213	212	212	211	211	211
Foreign government securities	115	114	114	113	113	112	112
Asset-backed securities	137	137	136	135	134	134	133
Total short-term investments	$1,995	$1,986	$1,976	$1,967	$1,958	$1,949	$1,939

Item 8:     Financial Statements and Supplementary Data

Other financial statement schedules have been omitted because the information called for in them is not required or has already been included in either the Consolidated Financial Statements or the Notes thereto.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)	March 31, 2017	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,565	$2,493
Short-term investments	1,967	1,341
Receivables, net of allowances of $145 and $159, respectively	359	233
Other current assets	308	287
Total current assets	5,199	4,354
Property and equipment, net	434	439
Goodwill	1,707	1,710
Acquisition-related intangibles, net	8	57
Deferred income taxes, net	286	387
Other assets	84	103
TOTAL ASSETS	$7,718	$7,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87	$89
Accrued and other current liabilities	789	710
0.75% convertible senior notes due 2016, net	—	161
Deferred net revenue (online-enabled games)	1,539	1,458
Total current liabilities	2,415	2,418
Senior notes, net	990	989
Income tax obligations	104	80
Deferred income taxes, net	1	2
Other liabilities	148	163
Total liabilities	3,658	3,652
Commitments and contingencies (See Note 11)
0.75% convertible senior notes due 2016 (See Note 10)	—	2
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 308 and 301 shares issued and outstanding, respectively	3	3
Additional paid-in capital	1,049	1,349
Retained earnings	3,027	2,060
Accumulated other comprehensive loss	(19)	(16)
Total stockholders’ equity	4,060	3,396
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,718	$7,050
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(In millions, except per share data)	2017	2016	2015
Net revenue:
Product	$2,640	$2,497	$2,568
Service and other	2,205	1,899	1,947
Total net revenue	4,845	4,396	4,515
Cost of revenue:
Product	893	938	1,028
Service and other	405	416	401
Total cost of revenue	1,298	1,354	1,429
Gross profit	3,547	3,042	3,086
Operating expenses:
Research and development	1,205	1,109	1,094
Marketing and sales	673	622	647
General and administrative	439	406	386
Acquisition-related contingent consideration	—	—	(3)
Amortization of intangibles	6	7	14
Total operating expenses	2,323	2,144	2,138
Operating income	1,224	898	948
Interest and other income (expense), net	(14)	(21)	(23)
Income before provision for (benefit from) income taxes	1,210	877	925
Provision for (benefit from) income taxes	243	(279)	50
Net income	$967	$1,156	$875
Earnings per share:
Basic	$3.19	$3.73	$2.81
Diluted	$3.08	$3.50	$2.69
Number of shares used in computation:
Basic	303	310	311
Diluted	314	330	325
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
(In millions)	2017	2016	2015
Net income	$967	$1,156	$875
Other comprehensive income (loss), net of tax:
Change in unrealized net gains and losses on available-for-sale securities	(3)	4	1
Reclassification adjustment for net realized gains and losses on available-for-sale securities	(1)	—	—
Change in unrealized net gains and losses on derivative instruments	54	5	20
Reclassification adjustment for net realized gains and losses on derivative instruments	(36)	(12)	11
Foreign currency translation adjustments	(17)	(15)	(67)
Total other comprehensive loss, net of tax	(3)	(18)	(35)
Total comprehensive income	$964	$1,138	$840

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, share data in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2014	311,442	$3	$2,353	$29	$37	$2,422
Total comprehensive income (loss)	—	—	—	875	(35)	840
Issuance of common stock	6,508	—	(24)	—	—	(24)
Reclassification of equity component of convertible notes	—	—	(31)	—	—	(31)
Repurchase and retirement of common stock	(8,269)	—	(337)	—	—	(337)
Stock-based compensation	—	—	144	—	—	144
Tax benefit from stock-based compensation	—	—	22	—	—	22
Balances as of March 31, 2015	309,681	3	2,127	904	2	3,036
Total comprehensive income (loss)	—	—	—	1,156	(18)	1,138
Issuance of common stock	6,645	—	(49)	—	—	(49)
Reclassification of equity component of convertible notes	—	—	29	—	—	29
Settlement of convertible notes	7,823	—	(1)	—	—	(1)
Exercise of convertible note hedge	(7,823)	—	—	—	—	—
Repurchase and retirement of common stock	(15,724)	—	(1,018)	—	—	(1,018)
Stock-based compensation	—	—	178	—	—	178
Tax benefit from stock-based compensation	—	—	83	—	—	83
Balances as of March 31, 2016	300,602	3	1,349	2,060	(16)	3,396
Total comprehensive income (loss)	—	—	—	967	(3)	964
Issuance of common stock	4,626	—	(55)	—	—	(55)
Reclassification of equity component of convertible notes	—	—	2	—	—	2
Settlement of convertible notes	2,917	—	—	—	—	—
Exercise of convertible note hedge	(2,917)	—	—	—	—	—
Repurchase and retirement of common stock	(6,506)	—	(508)	—	—	(508)
Settlement of warrants	9,645	—	—	—	—	—
Stock-based compensation	—	—	196	—	—	196
Tax benefit from stock-based compensation	—	—	65	—	—	65
Balances as of March 31, 2017	308,367	$3	$1,049	$3,027	$(19)	$4,060
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In millions)	2017	2016	2015
OPERATING ACTIVITIES
Net income	$967	$1,156	$875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	172	197	220
Stock-based compensation	196	178	144
Loss on conversion of convertible notes	—	10	—
Acquisition-related contingent consideration	—	—	(3)
Change in assets and liabilities:
Receivables, net	(136)	127	(54)
Other assets	3	22	106
Accounts payable	5	13	(46)
Accrued and other liabilities	(5)	(252)	31
Deferred income taxes, net	100	(403)	1
Deferred net revenue (online-enabled games)	81	175	(207)
Net cash provided by operating activities	1,383	1,223	1,067
INVESTING ACTIVITIES
Capital expenditures	(123)	(93)	(95)
Proceeds from maturities and sales of short-term investments	1,281	941	727
Purchase of short-term investments	(1,917)	(1,332)	(1,102)
Net cash used in investing activities	(759)	(484)	(470)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes, net of issuance costs	—	989	—
Payment of convertible notes	(163)	(470)	—
Proceeds from issuance of common stock	72	107	60
Excess tax benefit from stock-based compensation	65	86	22
Repurchase and retirement of common stock	(508)	(1,018)	(337)
Net cash used in financing activities	(534)	(306)	(255)
Effect of foreign exchange on cash and cash equivalents	(18)	(8)	(56)
Increase in cash and cash equivalents	72	425	286
Beginning cash and cash equivalents	2,493	2,068	1,782
Ending cash and cash equivalents	$2,565	$2,493	$2,068
Supplemental cash flow information:
Cash paid during the year for income taxes, net	$51	$35	$2
Cash paid during the year for interest	$43	$4	$6
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We are a global leader in digital interactive entertainment. We develop, market, publish and distribute games, content and services that can be played by consumers on a variety of platforms, which include game consoles, PCs, mobile phones and tablets. In our games, we use established brands that we either wholly own (such as Battlefield, Mass Effect, Need for Speed, The Sims and Plants v. Zombies) or license from others (such as FIFA, Madden NFL and Star Wars). We also publish and distribute games developed by third parties (e.g., Titanfall).
A summary of our significant accounting policies applied in the preparation of our Consolidated Financial Statements follows:
Consolidation
The accompanying Consolidated Financial Statements include the accounts of Electronic Arts Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ended March 31, 2017 and 2015 contained 52 weeks each and ended on April 1, 2017 and March 28, 2015, respectively. Our results of operations for the fiscal year ended March 31, 2016 contained 53 weeks and ended on April 2, 2016. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
Reclassifications
Certain prior year amounts were reclassified to conform to current year presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. Such estimates include sales returns and allowances, provisions for doubtful accounts, accrued liabilities, offering periods for deferred net revenue, multiple-element arrangements, income taxes, losses on royalty commitments, estimates regarding the recoverability of prepaid royalties, inventories, long-lived assets, assets acquired and liabilities assumed in business combinations, certain estimates related to the measurement and recognition of costs resulting from our stock-based payment awards, unrecognized tax benefits, deferred income tax assets and associated valuation allowances, as well as estimates used in our goodwill, intangibles and short-term investment impairment tests. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and future trends, can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from our estimates.
Cash, Cash Equivalents, and Short-Term Investments
Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase.
Short-term investments consist of securities with original or remaining maturities of greater than three months at the time of purchase, and are accounted for as available-for-sale securities and are recorded at fair value. Cash, cash equivalents and short-term investments are available for use in current operations or other activities such as capital expenditures, business combinations and share repurchases.
Unrealized gains and losses on our short-term investments are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity, net of tax, until either (1) the security is sold, (2) the security has matured, or (3) we determine that the fair value of the security has declined below its adjusted cost basis and the decline is other-than-temporary. Realized gains and losses on our short-term investments are calculated based on the specific identification method and are reclassified from accumulated other comprehensive income (loss) to interest and other income (expense), net. Determining whether a decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold.

Our short-term investments are evaluated for impairment quarterly. We consider various factors in determining whether we should recognize an impairment charge, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and any contractual terms impacting the prepayment or settlement process. If we conclude that an investment is other-than-temporarily impaired, we recognize an impairment charge at that time in our Consolidated Statements of Operations. Based on our evaluation, we did not consider any of our investments to be other-than-temporarily impaired as of March 31, 2017 and 2016.
Inventories
Inventories consist of materials (including manufacturing royalties paid to console manufacturers), labor and freight-in and are stated at the lower of cost (using the weighted average costing method) or net realizable value. We regularly review inventory quantities on-hand. We write down inventory based on excess or obsolete inventories determined primarily by future anticipated demand for our products. Inventory write-downs are measured as the difference between the cost of the inventory and market value, based upon assumptions about future demand that are inherently difficult to assess. At the point of a loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established basis. Inventories are included in other current assets in the Consolidated Balance Sheets.
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
We capitalize costs associated with internal-use software development once a project has reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the software, and payroll and payroll-related expenses for employees who are directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. Once the internal-use software is ready for its intended use, the assets are depreciated on a straight-line basis over each asset’s estimated useful life, which is generally three years. The net book value of capitalized costs associated with internal-use software was $41 million and $55 million as of March 31, 2017 and 2016, respectively.
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

Goodwill
In assessing impairment on our goodwill, we first analyze qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The qualitative factors we assess include long-term prospects of our performance, share price trends and market capitalization, and Company specific events. If we conclude it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, we do not need to perform the two-step impairment test. If based on that assessment, we believe it is more likely than not that the fair value of the reporting unit is less than its carrying value, a two-step goodwill impairment test will be performed. The first step measures for impairment by applying fair value-based tests at the reporting unit level. The second step (if necessary) measures the amount of impairment by applying fair value-based tests to the individual assets and liabilities within each reporting unit. Reporting units are determined by the components of operating segments that constitute a business for which (1) discrete financial information is available, (2) segment management regularly reviews the operating results of that component, and (3) whether the component has dissimilar economic characteristics to other components. As of March 31, 2017, we have only one reportable segment, which represents our only operating segment.
During the fiscal years ended March 31, 2017, 2016 and 2015, we completed our annual goodwill impairment testing in the fourth quarter of each year and determined that it was more likely than not that the fair value of our reporting unit exceeded its carrying amount and, as such, we did not need to perform the two-step impairment test.
Revenue Recognition, Sales Returns and Allowances, and Bad Debt Reserves
We derive revenue principally from sales of interactive software games, and related content and services on game consoles, PCs, mobile phones and tablets. We evaluate revenue recognition based on the criteria set forth in FASB Accounting Standards Codification (“ASC”) 605, Revenue Recognition and ASC 985-605, Software: Revenue Recognition. We classify our revenue as either product revenue or service and other revenue.

Product revenue. Our product revenue includes revenue associated with the sale of software games or related product content or updates, whether delivered digitally (e.g., full-game downloads, extra-content) or via a physical disc (e.g., packaged goods), and licensing of game software to third-parties. Product revenue also includes revenue from mobile full game downloads that do not require our hosting support (e.g., premium mobile games) in order to utilize the game or related content (i.e. can be played with or without an Internet connection), and sales of tangible products such as hardware, peripherals, or collectors’ items.

Service and other revenue. Our service revenue includes revenue recognized from time-based subscriptions, games, content or updates that requires our hosting support in order to utilize the game or related content (i.e., can only be played with an Internet connection). This includes (1) entitlements to content that are accessed through hosting services (e.g., microtransactions for Internet-based, social network and free-to-download mobile games), (2) massively multi-player online (“MMO”) games (both software game and subscription sales), (3) subscriptions for our Battlefield Premium, EA and Origin Access, and Pogo-branded online game services, and (4) allocated service revenue from sales of software games with a service of online activities (e.g., online playability). Our other revenue includes advertising and non-software licensing revenue.

With respect to the allocated service revenue from sales of software games with a service of online activities (“online services”) mentioned above, our allocation of proceeds between product and service revenue for presentation purposes is based on management’s best estimate of the selling price of the online services with the residual value allocated to product revenue. Our estimate of the selling price of the online services are comprised of several factors including, but not limited to, prior selling prices for the online services, prices charged separately by other third-party vendors for similar service offerings, and a cost-plus-margin approach. We review the estimated selling price of the online services on a regular basis and use this methodology consistently to allocate revenue between product and service for software game sales with online services.

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

Online-Enabled Games

The majority of our software games and related content have online connectivity whereby a consumer may be able to download unspecified content or updates on a when-and-if-available basis (“unspecified updates”) for use with the original game software. In addition, we may also offer a service of online activities (e.g., online playability) without a separate fee. U.S. GAAP requires us to account for the consumer’s right to receive unspecified updates or the service of online activities for no additional fee as a “bundled” sale, or multiple-element arrangement.

We have an established historical pattern of providing unspecified updates (e.g., player roster updates to Madden NFL 17) to online-enabled games and related content at no additional charge to the consumer. Because we do not have vendor-specific objective evidence of fair value (“VSOE”) for these unspecified updates, we are required by current U.S. GAAP to recognize as revenue the entire sales price of these online-enabled games and related content over the period we expect to offer the unspecified updates to the consumer (“estimated offering period”).
Other Multiple-Element Arrangements
In some of our multiple-element arrangements, we sell non-software products with software and/or software-related offerings. These non-software products are generally music soundtracks, peripherals or ancillary collectors’ items, such as figurines and comic books. Revenue for these arrangements is allocated to each separate unit of accounting for each deliverable using the relative selling prices of each deliverable in the arrangement based on the selling price hierarchy described below. If the arrangement contains more than one software deliverable, the arrangement consideration is allocated to the software deliverables as a group and then allocated to each software deliverable.

We determine the selling price for a non-software product deliverable based on the following selling price hierarchy: VSOE (i.e., the price we charge when the non-software product is sold separately) if available, third-party evidence (“TPE”) of fair value (i.e., the price charged by others for similar non-software products) if VSOE is not available, or our best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. Determining the BESP is a subjective process that is based on multiple factors including, but not limited to, recent selling prices and related discounts, market conditions, customer classes, sales channels and other factors. Provided the other three revenue recognition criteria other than delivery have been met, we recognize revenue upon delivery to the customer as we have no further obligations.
Principal Agent Considerations
We evaluate sales of our interactive software games, extra-content, and services from our subscription offerings via third party storefronts, including digital channel storefronts such as Microsoft’s Xbox Store, Sony’s PlayStation Store, Apple App Store, and Google Play, in order to determine whether or not we are acting as the primary obligor in the sale to the end consumer, which we consider in determining if revenue should be reported gross or net of fees retained by the storefront. Key indicators that we evaluate in determining gross versus net treatment include but are not limited to the following:

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
Concentration of Credit Risk, Significant Customers, and Platform Partners
We extend credit to various digital resellers and channel partners. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. Although we generally do not require collateral, we perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. Invoices are aged based on contractual terms with our customers. The provision for doubtful accounts is recorded as a charge to general and administrative expense when a potential loss is identified. Losses are written off against the allowance when the receivable is determined to be uncollectible. At March 31, 2017, we had three customers who accounted for approximately 27 percent, 22 percent, and 11 percent of our consolidated gross receivables, respectively. At March 31, 2016, we had two customers who accounted for 26 percent and 24 percent of our consolidated gross receivables, respectively.

A majority of our sales are made via digital resellers and channel partners. During the fiscal year ended March 31, 2017, approximately 64 percent of our net revenue was derived from our top ten customers. Though our products and services are available to consumers through a variety of retailers, digital resellers and directly through us, the concentration of our sales in one, or a few, large customers could lead to a short-term disruption in our sales if one or more digital resellers and channel partners significantly reduced their purchases or ceased to carry our products and services, and could make us more vulnerable to collection risk if one or more of these large customers became unable to pay for our products or declared bankruptcy.

Currently, a majority of our revenue is derived through sales of products and services playable on hardware consoles from Sony and Microsoft. For the fiscal years ended March 31, 2017, 2016 and 2015, our net revenue for products and services on Sony’s PlayStation 3 and 4, and Microsoft’s Xbox 360 and One consoles (combined across all four platforms) was 70 percent, 67 percent, and 66 percent, respectively. These platform partners have significant influence over the products and services that we offer on their platforms. Our agreements with Sony and Microsoft typically give significant control to them over the approval, manufacturing and distribution of our products and services, which could, in certain circumstances, leave us unable to get our products and services approved, manufactured and provided to customers.
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
We are also reimbursed by our vendors for certain advertising costs incurred by us that benefit our vendors. Such amounts are recognized as a reduction of marketing and sales expense if the advertising (1) is specific to the vendor, (2) represents an identifiable benefit to us, and (3) represents an incremental cost to us. Otherwise, vendor reimbursements are recognized as a reduction of the cost incurred with the same vendor. Vendor reimbursements of advertising costs of $53 million, $51 million, and $43 million reduced marketing and sales expense for the fiscal years ended March 31, 2017, 2016 and 2015, respectively. For the fiscal years ended March 31, 2017, 2016 and 2015, advertising expense, net of vendor reimbursements, totaled approximately $281 million, $240 million, and $228 million, respectively.
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
Foreign Currency Translation
Generally, the functional currency for our foreign operating subsidiaries is its local currency. Assets and liabilities of foreign operations are translated into U.S. dollars using month-end exchange rates, and revenue and expenses are translated into U.S. dollars using average exchange rates. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity.
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Net foreign currency transaction gains (losses) of $(40) million, $(14) million, and $(62) million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively, are included in interest and other income (expense), net, in our Consolidated Statements of Operations. These net foreign currency transaction gains (losses) are partially offset by net gains (losses) on our foreign currency forward contracts of $46 million, $15 million, and $59 million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively. See Note 4 for additional information on our foreign currency forward contracts.
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
Upon adoption of ASU 2016-09, excess tax benefits and tax deficiencies from employee share-based award activity will be reflected in the Consolidated Statements of Income as a component of the provision for income taxes, whereas they previously were recognized in additional paid-in-capital. We will also account for forfeitures as they occur, rather than estimate expected forfeitures. We anticipate the adoption of ASU 2016-09 will result in a cumulative-effect adjustment of $8 million, net of tax, decrease to retained earnings as a result of the change in recognition for forfeitures. The adoption of ASU 2016-09 will also require two changes to our cash flow presentation. Excess tax benefits are required to be presented as operating activities rather than financing activities, and cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements are required to be presented as a financing activity because such payments represent an entity’s cash outflow to reacquire the entity’s shares. We currently classify cash paid to taxing authorities for shares withheld as an operating activity. Upon adoption, the net increase to our reported net cash provided by Operating Activities and corresponding increase to cash used in Financing Activities for the fiscal years ended March 31, 2017, 2016 and 2015 are as follows:

	Year Ended March 31,
(In millions):	2017	2016	2015
Excess tax benefit from stock-based compensation	65	86	22
Cash paid to taxing authorities for shares withheld from employees	130	156	83
Increase to net cash provided by Operating Activities and net cash used in Financing Activities	195	242	105
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (the “New Revenue Standard”), which will replace existing guidance under U.S. GAAP, including industry-specific requirements, and will provide companies with a single principles-based revenue recognition model for recognizing revenue from contracts with customers. The core principle of the New Revenue Standard is that a company should recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In addition, the FASB has issued several amendments to the New Revenue Standard, including principal versus agent considerations, clarifications on identification of performance obligations, and accounting for licenses of intellectual property. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of adoption.
The New Revenue Standard is effective for us beginning in the first quarter of fiscal year 2019 and permits the use of either the full retrospective or modified retrospective transition methods. We anticipate adopting the New Revenue Standard on April 1, 2018 using the modified retrospective method, which recognizes the cumulative effect of initially applying the New Revenue Standard as an adjustment to retained earnings at the adoption date.
The New Revenue Standard will have a significant impact on our Consolidated Financial Statements and related disclosures as it relates to the accounting for substantially all of our transactions with multiple elements or “bundled” arrangements. For example, for sales of online-enabled games as currently reported, we do not have vendor-specific objective evidence of fair value (“VSOE”) for unspecified future updates, and thus, revenue recognized from these sales are recognized ratably over the estimated offering period. However, under the New Revenue Standard, the VSOE requirement for undelivered elements is eliminated, allowing us to essentially “break-apart” our online-enabled games and account for the various promised goods or services identified as separate performance obligations.

For example, for the sale of an online-enabled game, we often have multiple distinct performance obligations such as software, updates, and an online service. The software performance obligation represents the initial game delivered digitally or via physical disc. The updates performance obligation may include software patches or updates, maintenance, and/or additional free content to be delivered in the future. And lastly, the online service performance obligation consists of providing the customer with a service of online activities (e.g., online playability). Under current software revenue recognition rules, we recognize as revenue the entire sales price over the estimated offering period. However, under the New Revenue Standard, we will recognize a portion of the sales price as revenue upon delivery of the software performance obligation with the updates and online services portions recognized over the estimated offering period.
In addition, the entire portion of sales price allocated to updates and online services will be classified as a service revenue under the New Revenue Standard. Therefore, upon adoption, an increased portion of our sales from online-enabled games will be presented as service revenue than is currently reported today.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Topic 825-10), which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The ASU also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments.
The requirements will be effective for us beginning in the first quarter of fiscal year 2019. We are currently evaluating the impact of this new standard on our Consolidated Financial Statements and related disclosures.
In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in the ASU are designed to provide guidance and eliminate diversity in the accounting for derecognition of prepaid stored-value product liabilities. Typically, a prepaid stored-value product liability is to be derecognized when it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. This is when the likelihood of the product holder exercising its remaining rights becomes remote. This estimate shall be updated at the end of each period. The amendments in this ASU are effective for us beginning in the first quarter of fiscal year 2019. Early adoption is permitted. We are currently evaluating the timing of adoption and impact of this new standard on our Consolidated Financial Statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update is intended to reduce the existing diversity in practice in how certain transactions are classified in the statement of cash flows. This update is effective for us beginning in the first quarter of fiscal year 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. We are currently evaluating the timing of adoption and impact of this new standard on our Consolidated Statements of Cash Flows.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. This update is effective for us beginning in the first quarter of fiscal year 2019. Early adoption is permitted. We are currently evaluating the timing of adoption and impact of this new standard on our Consolidated Statements of Cash Flows.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this standard to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for us beginning in the first quarter of fiscal year 2020. Early adoption is permitted. We are currently evaluating the timing of adoption and impact of this new standard on our Consolidated Financial Statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for us beginning in the first quarter of fiscal year 2021. Early adoption is permitted beginning in the first quarter of fiscal year 2020. We are currently evaluating the timing of adoption and impact of this new standard on our Consolidated Financial Statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). The standard simplifies the goodwill impairment test. This update removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This update is effective for us beginning in the first quarter of fiscal year 2021. Early adoption is permitted for any impairment tests performed after January 1, 2017. We are currently evaluating the timing of adoption and impact of this new standard on our Consolidated Financial Statements and related disclosures.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2017 and 2016, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2017	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$233	$233	$—	$—	Cash equivalents
Money market funds	405	405	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	963	—	963	—	Short-term investments and cash equivalents
U.S. Treasury securities	460	460	—	—	Short-term investments and cash equivalents
U.S. agency securities	172	—	172	—	Short-term investments and cash equivalents
Commercial paper	270	—	270	—	Short-term investments and cash equivalents
Foreign government securities	113	—	113	—	Short-term investments
Asset-backed securities	135	—	135	—	Short-term investments
Foreign currency derivatives	19	—	19	—	Other current assets and other assets
Deferred compensation plan assets (a)	8	8	—	—	Other assets
Total assets at fair value	$2,778	$1,106	$1,672	$—
Liabilities
Foreign currency derivatives	8	—	8	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	9	9	—	—	Other liabilities
Total liabilities at fair value	$17	$9	$8	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2016	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$345	$345	$—	$—	Cash equivalents
Money market funds	143	143	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	623	—	623	—	Short-term investments and cash equivalents
U.S. Treasury securities	407	407	—	—	Short-term investments and cash equivalents
U.S. agency securities	170	—	170	—	Short-term investments and cash equivalents
Commercial paper	81	—	81	—	Short-term investments and cash equivalents
Foreign government securities	122	—	122	—	Short-term investments and cash equivalents
Foreign currency derivatives	16	—	16	—	Other current assets and other assets
Deferred compensation plan assets (a)	8	8	—	—	Other assets
Total assets at fair value	$1,915	$903	$1,012	$—
Liabilities
Foreign currency derivatives	10	—	10	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	9	9	—	—	Other liabilities
Total liabilities at fair value	$19	$9	$10	$—

(a)	The Deferred Compensation Plan assets consist of various mutual funds. See Note 13 for additional information regarding our Deferred Compensation Plan.
(3)  FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of March 31, 2017 and 2016, our cash and cash equivalents were $2,565 million and $2,493 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.
Short-Term Investments
Short-term investments consisted of the following as of March 31, 2017 and 2016 (in millions):

	As of March 31, 2017				As of March 31, 2016
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$944	$—	$(1)	$943	$620	$1	$—	$621
U.S. Treasury securities	414	—	(1)	413	389	1	—	390
U.S. agency securities	152	—	(1)	151	167	—	—	167
Commercial paper	212	—	—	212	50	—	—	50
Foreign government securities	113	—	—	113	113	—	—	113
Asset-backed securities	135	—	—	135	—	—	—	—
Short-term investments	$1,970	$—	$(3)	$1,967	$1,339	$2	$—	$1,341

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of March 31, 2017 and 2016 (in millions):

	As of March 31, 2017		As of March 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$1,237	$1,236	$571	$571
Due 1 year through 5 years	721	719	768	770
Due after 5 years	12	12	—	—
Short-term investments	$1,970	$1,967	$1,339	$1,341
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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of March 31, 2017			As of March 31, 2016
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$185	$—	$5	$148	$5	$1
Forward contracts to sell	$840	$19	$3	$685	$11	$9
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Consolidated Statements of Operations was a gain of $36 million and $12 million for the fiscal years ended March 31, 2017 and 2016, respectively, and a loss of $11 million for fiscal year ended March 31, 2015.

During fiscal years ended March 31, 2017, 2016 and 2015, we reclassified an immaterial amount of the ineffective portion of gains or losses resulting from changes in fair value into interest and other income (expense), net.
The amount excluded from the assessment of hedge effectiveness during fiscal years ended March 31, 2017, 2016 and 2015 and recognized in interest and other income (expense), net, was immaterial.
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of March 31, 2017			As of March 31, 2016
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$87	$—	$—	$108	$—	$—
Forward contracts to sell	$166	$—	$—	$159	$—	$—
The effect of foreign currency forward contracts not designated as hedging instruments in our Consolidated Statements of Operations for the fiscal years ended March 31, 2017, 2016 and 2015, was as follows (in millions):

	Statement of Operations Classification	Amount of Gain (Loss) Recognized in the Statement of Operations
		Year Ended March 31,
		2017	2016	2015
Foreign currency forward contracts not designated as hedging instruments	Interest and other income (expense), net	$43	$16	$58

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the fiscal years ended March 31, 2017, 2016 and 2015 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2014	$(4)	$(10)	$51	$37
Other comprehensive income (loss) before reclassifications	1	20	(67)	(46)
Amounts reclassified from accumulated other comprehensive income (loss)	—	11	—	11
Total other comprehensive income (loss), net of tax	1	31	(67)	(35)
Balances as of March 31, 2015	$(3)	$21	$(16)	$2
Other comprehensive income (loss) before reclassifications	4	5	(15)	(6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(12)	—	(12)
Total other comprehensive income (loss), net of tax	4	(7)	(15)	(18)
Balances as of March 31, 2016	$1	$14	$(31)	$(16)
Other comprehensive income (loss) before reclassifications	(3)	54	(17)	34
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(36)	—	(37)
Total other comprehensive income (loss), net of tax	(4)	18	(17)	(3)
Balances as of March 31, 2017	$(3)	$32	$(48)	$(19)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the fiscal years ended March 31, 2017, 2016 and 2015 were as follows (in millions):

Statement of Operations Classification	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
	Year Ended March 31,
	2017	2016	2015
(Gains) and losses on available-for-sale securities
Interest and other income (expense), net	(1)	—	—
Net of tax	(1)	—	—

(Gains) losses on cash flow hedges from forward contracts
Net revenue	(37)	(23)	(2)
Research and development	1	11	13
Net of tax	(36)	(12)	11

Total net (gain) loss reclassified, net of tax	$(37)	$(12)	$11

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2017 are as follows (in millions):

	As of March 31, 2016	Effects of Foreign Currency Translation	As of March 31, 2017
Goodwill	$2,078	$(3)	$2,075
Accumulated impairment	(368)	—	(368)
Total	$1,710	$(3)	$1,707
The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2016 are as follows (in millions):

	As of March 31, 2015	Effects of Foreign Currency Translation	As of March 31, 2016
Goodwill	$2,081	$(3)	$2,078
Accumulated impairment	(368)	—	(368)
Total	$1,713	$(3)	$1,710
Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets.
Acquisition-related intangibles, consisted of the following (in millions):

	As of March 31, 2017			As of March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$412	$(412)	$—	$412	$(368)	$44
Trade names and trademarks	106	(98)	8	106	(93)	13
Registered user base and other intangibles	5	(5)	—	5	(5)	—
Carrier contracts and related	85	(85)	—	85	(85)	—
Total	$608	$(600)	$8	$608	$(551)	$57

Amortization of intangibles for the fiscal years ended March 31, 2017, 2016 and 2015 are classified in the Consolidated Statement of Operations as follows (in millions):

	Year Ended March 31,
	2017	2016	2015
Cost of service and other	$16	$33	$36
Cost of product	27	14	16
Operating expenses	6	7	14
Total	$49	$54	$66

During fiscal year 2017, we determined that the carrying value of one of our acquisition-related intangible assets was not recoverable. The acquisition-related intangible asset was measured using Level 3 inputs and was written down to a fair value of zero. We recognized an impairment charge of $15 million in cost of product revenue in our Consolidated Statements of Operations. There were no impairment charges for acquisition-related intangible assets during fiscal years 2016 and 2015.
As of March 31, 2017 and 2016, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 1.4 years and 1.6 years, respectively.

As of March 31, 2017, future amortization of acquisition-related intangibles that will be recorded in the Consolidated Statement of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2018	6
2019	2
Total	$8

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

During fiscal year 2017, we determined that the carrying value of certain of our royalty-based assets and certain previously unrecognized minimum royalty-based commitments were not recoverable. We recognized impairment charges of $23 million on the assets and a loss of $19 million on the commitments. Of the total $42 million loss, $10 million was included in cost of service revenue and $32 million was included in research and development expenses in our Consolidated Statements of Operations. During fiscal year 2016, we did not recognize any material losses or impairment charges on royalty-based assets or royalty-based commitments. During fiscal year 2015, we recognized a loss of $122 million on a previously unrecognized licensed intellectual property commitment. The $122 million loss related to the termination of certain rights we previously had to use a licensor’s intellectual property. In addition, because the loss will be paid in installments through March 2022, our accrued loss was computed using the effective interest method. We currently estimate recognizing in future periods through March 2022, approximately $15 million for the accretion of interest expense related to this obligation. This interest expense will be included in cost of product revenue in our Consolidated Statement of Operations.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of March 31,
	2017	2016
Other current assets	$79	$54
Other assets	39	63
Royalty-related assets	$118	$117
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

	As of March 31,
	2017	2016
Accrued royalties	$165	$159
Other liabilities	97	118
Royalty-related liabilities	$262	$277
As of March 31, 2017, we were committed to pay approximately $1,140 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Consolidated Financial Statements. See Note 11 for further information on our developer and licensor commitments.

(8)  BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of March 31, 2017 and 2016 consisted of (in millions):

	As of March 31,
	2017	2016
Computer equipment and software	$723	$684
Buildings	316	313
Leasehold improvements	126	129
Equipment, furniture and fixtures, and other	82	80
Land	61	61
Construction in progress	7	15
	1,315	1,282
Less: accumulated depreciation	(881)	(843)
Property and equipment, net	$434	$439
Depreciation expense associated with property and equipment was $115 million, $119 million and $126 million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities as of March 31, 2017 and 2016 consisted of (in millions):

	As of March 31,
	2017	2016
Accrued compensation and benefits	$267	$256
Other accrued expenses	210	218
Accrued royalties	165	159
Deferred net revenue (other)	147	77
Accrued and other current liabilities	$789	$710

Deferred net revenue (other) includes the deferral of subscription revenue, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
Deferred Net Revenue (Online-Enabled Games)
Deferred net revenue (online-enabled games) was $1,539 million and $1,458 million as of March 31, 2017 and 2016, respectively. Deferred net revenue (online-enabled games) generally includes the unrecognized revenue from bundled sales of online-enabled games for which we do not have VSOE for the obligation to provide unspecified updates. We recognize revenue from the sale of online-enabled games for which we do not have VSOE for the unspecified updates on a straight-line basis, generally over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally-distributed games. However, we expense the cost of revenue related to these transactions generally during the period in which the product is delivered (rather than on a deferred basis).
(9)  INCOME TAXES
The components of our income before provision for (benefit from) income taxes for the fiscal years ended March 31, 2017, 2016 and 2015 are as follows (in millions):

	Year Ended March 31,
	2017	2016	2015
Domestic	$382	$133	$232
Foreign	828	744	693
Income before provision for (benefit from) income taxes	$1,210	$877	$925

Provision for (benefit from) income taxes for the fiscal years ended March 31, 2017, 2016 and 2015 consisted of (in millions):

	Current	Deferred	Total
Year Ended March 31, 2017
Federal	$86	$96	$182
State	3	9	12
Foreign	51	(2)	49
	$140	$103	$243
Year Ended March 31, 2016
Federal	$69	$(376)	$(307)
State	5	(14)	(9)
Foreign	36	1	37
	$110	$(389)	$(279)
Year Ended March 31, 2015
Federal	$10	$17	$27
State	—	—	—
Foreign	21	2	23
	$31	$19	$50

Excess tax benefits from stock-based compensation deductions are allocated to contributed capital before historical net operating losses are utilized to reduce tax expense. The income tax provision includes tax benefits allocated directly to contributed capital of $65 million, $83 million and $22 million for fiscal years 2017, 2016, and 2015, respectively.

The differences between the statutory tax expense rate and our effective tax expense (benefit) rate, expressed as a percentage of income before provision for (benefit from) income taxes, for the fiscal years ended March 31, 2017, 2016 and 2015 were as follows:

	Year Ended March 31,
	2017	2016	2015
Statutory federal tax expense rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.0%	0.5%	0.1%
Differences between statutory rate and foreign effective tax rate	(19.3)%	(22.1)%	(22.3)%
Valuation allowance	—%	(51.7)%	(9.2)%
Research and development credits	(0.7)%	(0.6)%	(1.1)%
Unremitted earnings of foreign subsidiaries	2.2%	4.9%	—%
Non-deductible stock-based compensation	2.3%	3.1%	3.5%
Other	(0.4)%	(0.9)%	(0.6)%
Effective tax expense (benefit) rate	20.1%	(31.8)%	5.4%
We generated income in lower tax jurisdictions primarily related to our European and Asia Pacific businesses that are headquartered in Switzerland.

Prior to the fourth quarter of fiscal 2016, we considered all undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States and, accordingly, no U.S. taxes had been provided thereon. During the fourth quarter of fiscal year 2016, we reevaluated our intent to indefinitely reinvest all earnings of foreign subsidiary companies, and concluded that a portion of earnings of certain subsidiaries will no longer be considered to be indefinitely reinvested. We currently intend to continue to indefinitely reinvest a substantial majority of the undistributed earnings of our foreign subsidiaries outside of the United States.
Undistributed earnings of our foreign subsidiaries that are considered to be indefinitely reinvested are $1,845 million as of March 31, 2017. As we currently have no plans to repatriate those earnings, no U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. As we do not know the time or manner in which we would repatriate those funds, it is not practicable to determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings and therefore we cannot quantify the tax liability.

The components of net deferred tax assets, as of March 31, 2017 and 2016 consisted of (in millions):

	As of March 31,
	2017	2016
Deferred tax assets:
Accruals, reserves and other expenses	$151	$171
Tax credit carryforwards	276	334
Stock-based compensation	37	39
Net operating loss & capital loss carryforwards	25	28
Total	489	572
Valuation allowance	(114)	(114)
Deferred tax assets, net of valuation allowance	375	458
Deferred tax liabilities:
Amortization and depreciation	(19)	(27)
Unremitted earnings of foreign subsidiaries	(70)	(43)
Prepaids and other liabilities	(1)	(3)
Total	(90)	(73)
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$285	$385
In the fourth quarter of fiscal year 2016, we realized significant U.S. pre-tax income for both the fourth quarter and the fiscal year ended March 31, 2016. As a result, we released the valuation allowance against all of the U.S. federal deferred tax assets and a portion of the U.S. state deferred tax assets during the fourth quarter of fiscal year 2016.

As of March 31, 2017, we maintained a valuation allowance of $114 million, primarily related to certain U.S. state deferred tax assets and foreign capital loss carryovers, due to uncertainty about the future realization of these assets. In determining the amount of deferred tax assets that are more likely than not to be realized, we evaluated the potential to realize the assets through the utilization of tax loss and credit carrybacks, the reversal of existing taxable temporary differences, future taxable income exclusive of the reversal of existing taxable temporary differences, and certain tax planning strategies.
As of March 31, 2017, we have state net operating loss carry forwards of approximately $871 million of which approximately $99 million is attributable to various acquired companies. These carryforwards, if not fully realized, will begin to expire in 2018. We also have U.S. federal, California and Canada tax credit carryforwards of $362 million, $96 million and $7 million, respectively. The U.S. federal tax credit carryforwards will begin to expire in 2024. The California and Canada tax credit carryforwards can be carried forward indefinitely.

The total unrecognized tax benefits as of March 31, 2017, 2016 and 2015 were $389 million, $331 million and $254 million, respectively. A reconciliation of the beginning and ending balance of unrecognized tax benefits is summarized as follows (in millions):

Balance as of March 31, 2014	$232
Increases in unrecognized tax benefits related to prior year tax positions	9
Decreases in unrecognized tax benefits related to prior year tax positions	(14)
Increases in unrecognized tax benefits related to current year tax positions	50
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(6)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(7)
Changes in unrecognized tax benefits due to foreign currency translation	(10)
Balance as of March 31, 2015	254
Increases in unrecognized tax benefits related to prior year tax positions	33
Decreases in unrecognized tax benefits related to prior year tax positions	(4)
Increases in unrecognized tax benefits related to current year tax positions	63
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(10)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(4)
Changes in unrecognized tax benefits due to foreign currency translation	(1)
Balance as of March 31, 2016	331
Increases in unrecognized tax benefits related to prior year tax positions	3
Decreases in unrecognized tax benefits related to prior year tax positions	(3)
Increases in unrecognized tax benefits related to current year tax positions	64
Decreases in unrecognized tax benefits related to settlements with taxing authorities	—
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(3)
Changes in unrecognized tax benefits due to foreign currency translation	(3)
Balance as of March 31, 2017	$389
A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of March 31, 2017, approximately $362 million of the unrecognized tax benefits would affect our effective tax rate and approximately $27 million would result in adjustments to the deferred tax valuation allowance.
Interest and penalties related to estimated obligations for tax positions taken in our tax returns are recognized in income tax expense in our Consolidated Statements of Operations. The combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current other liabilities was approximately $14 million as of March 31, 2017 and $15 million as of March 31, 2016.
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
We are also currently under income tax examination in the United Kingdom for fiscal years 2010 through 2015, France for fiscal years 2014 through 2016, Spain for fiscal years 2014 through 2015, and India for fiscal years 2009 through 2012. We remain subject to income tax examination for several other jurisdictions including in Germany for fiscal years after 2012, France for fiscal years after 2016, the United Kingdom for fiscal years after 2015, and Canada and Switzerland for fiscal years after 2007.
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

(10)  FINANCING ARRANGEMENTS
0.75% Convertible Senior Notes Due 2016
In July 2011, we issued $632.5 million aggregate principal amount of 0.75% Convertible Senior Notes due 2016 (the “Convertible Notes”). The Convertible Notes matured on July 15, 2016. The Convertible Notes paid interest semiannually in arrears at a rate of 0.75% per annum. The Convertible Notes were convertible into cash and shares of our common stock based on an initial conversion value of 31.5075 shares of our common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $31.74 per share).
Upon conversion of the Convertible Notes, holders received cash up to the principal amount of each Convertible Note, and any excess conversion value was delivered in shares of our common stock. During fiscal year 2017, we repaid $163 million of the principal balance of the Convertible Notes and issued approximately 2.9 million shares of common stock to noteholders with a fair value of $222 million, resulting in a loss on extinguishment of $0.3 million.
The carrying and fair values of the Convertible Notes are as follows (in millions):

	As of March 31, 2017	As of March 31, 2016
Principal amount of Convertible Notes	$—	$163
Unamortized debt discount of the liability component	—	(2)
Net carrying value of Convertible Notes	$—	$161

Fair value of Convertible Notes (Level 2)	$—	$338
Convertible Note Hedge and Warrants Issuance
In July 2011, we entered into certain agreements designed to reduce the potential dilution with respect to our common stock upon conversion of the Convertible Notes (“the Convertible Note Hedge”). The Convertible Note Hedge provided us with the option to acquire, on a net settlement basis, approximately 19.9 million shares of our common stock, equal to the number of shares of our common stock that notionally underlie the Convertible Notes at a strike price of $31.74, which corresponds to the conversion price of the Convertible Notes. During fiscal year 2017, we received 2.9 million shares of our common stock under the Convertible Note Hedge, which offsets the 2.9 million shares of common stock we issued for the Convertible Notes noted above.
Separately, in July 2011 we also entered into privately negotiated warrant transactions with certain counterparties whereby we sold to independent third parties warrants (the “Warrants”) to acquire up to 19.9 million shares of our common stock (which is also equal to the number of shares of our common stock that notionally underlie the Convertible Notes), with a strike price of $41.14. The Warrants expired on January 12, 2017. We issued a total of 9.6 million shares upon exercise of the Warrants during fiscal year 2017.
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
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of March 31, 2017	As of March 31, 2016
Senior Notes:
3.70% Senior Notes due 2021	$600	$600
4.80% Senior Notes due 2026	400	400
Total principal amount	$1,000	$1,000
Unaccreted discount	(2)	(2)
Unamortized debt issuance costs	(8)	(9)
Net carrying value of Senior Notes	$990	$989

Fair value of Senior Notes (Level 2)	$1,054	$1,039

As of March 31, 2017, the remaining life of the 2021 Notes and 2026 Notes is approximately 3.9 years and 8.9 years, respectively.

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

As of March 31, 2017 and 2016, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for fiscal years 2017, 2016, and 2015 that is included in interest and other income (expense), net on our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2017	2016	2015
Amortization of debt discount	(2)	(17)	(22)
Amortization of debt issuance costs	(2)	(3)	(3)
Coupon interest expense	(42)	(7)	(5)
Other interest expense	(1)	(1)	(1)
Total interest expense	$(47)	$(28)	$(31)

(11)  COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of March 31, 2017, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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

The following table summarizes our minimum contractual obligations as of March 31, 2017 (in millions):

		Fiscal Year Ending March 31,
	Total	2018	2019	2020	2021	2022	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,140	$208	$271	$226	$175	$179	$81
Marketing commitments	445	78	83	116	72	72	24
Operating leases	212	35	34	31	29	22	61
Senior Notes interest	258	38	41	41	41	19	78
Other purchase obligations	95	35	19	13	7	4	17
Total unrecognized commitments	2,150	394	448	427	324	296	261

Recognized commitments
Senior Notes principal and interest	1,003	3	—	—	600	—	400
Licensing and lease obligations	126	23	24	25	26	28	—
Total recognized commitments	1,129	26	24	25	626	28	400

Total Commitments	$3,279	$420	$472	$452	$950	$324	$661
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of March 31, 2017; however, certain payment obligations may be accelerated depending on the performance of our operating results. Furthermore, up to $32 million of the unrecognized amounts in the table above may be payable, at the licensor’s election, in shares of our common stock, subject to a $10 million maximum during any fiscal year. The number of shares to be issued will be based on their fair market value at the time of issuance.
In addition to what is included in the table above, as of March 31, 2017, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $104 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Total rent expense for our operating leases was $91 million, $89 million and $97 million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively.
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

(12)  PREFERRED STOCK
As of March 31, 2017 and 2016, we had 10,000,000 shares of preferred stock authorized but unissued. The rights, preferences, and restrictions of the preferred stock may be designated by our Board of Directors without further action by our stockholders.

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

There were an insignificant number of stock options granted during fiscal years 2017 and 2016.
The assumptions used in the Black-Scholes valuation model to value our stock option grants and ESPP purchase rights were as follows:

	Stock Option Grants	ESPP Purchase Rights
	Year Ended March 31,	Year Ended March 31,
	2015	2017	2016	2015
Risk-free interest rate	1.1 - 1.9%	0.5 - 0.8%	0.3 - 0.6%	0.04 - 0.2%
Expected volatility	36 - 40%	25 - 32%	32 - 36%	30 - 35%
Weighted-average volatility	38%	27%	33%	34%
Expected term	4.5 years	6 - 12 months	6 - 12 months	6 - 12 months
Expected dividends	None	None	None	None
The assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Year Ended March 31,
	2017	2016	2015
Risk-free interest rate	0.8%	1.0%	0.9%
Expected volatility	16 - 57%	14 - 53%	16 - 79%
Weighted-average volatility	29%	26%	30%
Expected dividends	None	None	None

Stock-Based Compensation Expense
Employee stock-based compensation expense recognized during the fiscal years ended March 31, 2017, 2016 and 2015 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Upon adoption of ASU 2016-09 in the first quarter of fiscal year 2018, forfeitures will be accounted for as they occur rather than estimated.
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, and the ESPP purchase rights included in our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2017	2016	2015
Cost of revenue	$3	$2	$2
Research and development	109	103	82
Marketing and sales	31	24	21
General and administrative	53	49	39
Stock-based compensation expense	$196	$178	$144
During the fiscal years ended March 31, 2017 and 2016, we recognized $43 million and $38 million, respectively, of deferred income tax benefit related to our stock-based compensation expense. During the fiscal year ended March 31, 2015, we did not recognize any benefit from income taxes related to our stock-based compensation expense.
As of March 31, 2017, our total unrecognized compensation cost related to restricted stock units and market-based restricted stock units was $275 million and is expected to be recognized over a weighted-average service period of 1.5 years. Of the $275 million of unrecognized compensation cost, $35 million relates to market-based restricted stock units. As of March 31, 2017, our total unrecognized compensation cost related to stock options was $2 million and is expected to be recognized over a weighted-average service period of 0.4 years.
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
At our Annual Meeting of Stockholders, held on July 28, 2016, our stockholders approved (a) an amendment to our Equity Plan to increase the number of shares of common stock authorized under the Equity Plan by 12.9 million shares, and (b) an amendment to the ESPP to increase the number of shares authorized under the ESPP by 3.0 million shares. Approximately 24.3 million options or 17.0 million restricted stock units were available for grant under our Equity Plan as of March 31, 2017.
Stock Options
Options granted under the Equity Plan generally expire ten years from the date of grant and generally vest according to one of the following schedules:

•	35 month vesting with 1/3 vesting after 11, 23 and 35 months;

•	Three-year vesting with 1/3 vesting at the end of each year;

•	50 month vesting with 24% of the shares vesting after 12 months and 2% vesting monthly over the following 38 months.

The following table summarizes our stock option activity for the fiscal year ended March 31, 2017:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2016	3,278	$35.09
Granted	6	74.93
Exercised	(876)	40.04
Forfeited, cancelled or expired	(31)	35.75
Outstanding as of March 31, 2017	2,377	$33.35	5.30	$134
Vested and expected to vest	2,358	$33.38	5.29	$132
Exercisable as of March 31, 2017	1,903	$33.61	4.88	$106

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of March 31, 2017, which would have been received by the option holders had all the option holders exercised their options as of that date. The weighted-average grant date fair values of stock options granted during fiscal year 2015 was $12.01. The total intrinsic values of stock options exercised during fiscal years 2017, 2016, and 2015 were $39 million, $38 million and $22 million, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.

The following table summarizes outstanding and exercisable stock options as of March 31, 2017:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares (in thousands)	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Prices	Potential Dilution	Number of Shares (in thousands)	Weighted- Average Exercise Prices	Potential Dilution
$11.53 - $23.61	178	2.48	$19.40	0.1%	178	$19.40	0.1%
26.25 - 26.25	950	6.58	26.25	0.3%	770	26.25	0.2%
33.60 - 35.70	597	7.22	35.45	0.2%	372	35.30	0.1%
36.00 - 58.14	652	2.44	45.59	0.2%	583	46.59	0.2%
$11.53 - $58.14	2,377	5.30	$33.35	0.8%	1,903	$33.61	0.6%
Potential dilution is computed by dividing the options in the related range of exercise prices by 308 million shares of common stock, which were issued and outstanding as of March 31, 2017.
Restricted Stock Units
We grant restricted stock units under our Equity Plan to employees worldwide. Restricted stock units are unfunded, unsecured rights to receive common stock upon the satisfaction of certain vesting criteria. Upon vesting, a number of shares of common stock equivalent the number of restricted stock units is typically issued net of required tax withholding requirements, if any. Restricted stock units are subject to forfeiture and transfer restrictions. Vesting for restricted stock units is based on the holders’ continued employment with us through each applicable vest date. If the vesting conditions are not met, unvested restricted stock units will be forfeited.
Generally, our restricted stock units vest according to one of the following vesting schedules:

•	One-year vesting with 100% cliff vesting at the end of one year;

•	35 month vesting with 1/3 vesting after 11, 23 and 35 months;

•	Three-year vesting with 1/3 vesting at the end of each year;

•	Three-year vesting with 2/3 and 1/3 vesting after 24 and 36 months;

•	Three-year vesting with 1/4, 7/20, 1/5, and 1/5 of the shares vesting respectively at the end of each of the first 6 months, 1st, 2nd, and 3rd years;

•	40 month vesting with 1/3 vesting after 16, 28, and 40 months;

•	41 month vesting with 1/3 vesting after 17, 29 and 41 months;

•	Four-year vesting with 1/4 vesting at the end of each year or;

•	42 month vesting with 2/5, 7/20, 1/5, 1/20 of shares vesting respectively after 6, 18, 30, 42 months.

Each restricted stock unit granted reduces the number of shares available for grant by 1.43 shares under our Equity Plan. The following table summarizes our restricted stock units activity, excluding market-based restricted stock unit activity which is discussed below, for the fiscal year ended March 31, 2017:

	Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Balance as of March 31, 2016	7,157	$44.04
Granted	2,734	76.60
Vested	(4,126)	37.28
Forfeited or cancelled	(612)	58.34
Balance as of March 31, 2017	5,153	$65.03

The grant date fair value of restricted stock units is based on the quoted market price of our common stock on the date of grant. The weighted-average grant date fair values of restricted stock units granted during fiscal years 2017, 2016, and 2015 were $76.60, $64.40 and $37.22 respectively. The fair values of restricted stock units that vested during fiscal years 2017, 2016, and 2015 were $320 million, $372 million and $209 million, respectively.
Market-Based Restricted Stock Units
Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the market-based restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be issued at vesting will range from zero percent to 200 percent of the target number of market-based restricted stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period, generally over a one-year, two-year cumulative and three-year cumulative period. In the table below, we present shares granted at 100 percent of target of the number of market-based restricted stock units that may potentially vest. The maximum number of shares of common stock issuable upon the vesting of all market-based restricted stock units granted during fiscal year 2017 is approximately 0.7 million. As of March 31, 2017, the maximum number of shares issuable upon the vesting of all market-based restricted stock units outstanding is approximately 1.3 million.
The following table summarizes our market-based restricted stock unit activity for the year ended March 31, 2017:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Balance as of March 31, 2016	636	$64.49
Granted	353	98.04
Vested	(558)	50.08
Vested above target	238	44.99
Forfeited or cancelled	(28)	84.94
Balance as of March 31, 2017	641	$87.37
The weighted-average grant date fair values of market-based restricted stock units granted during fiscal years 2017, 2016, and 2015 were $98.04, $79.81, and $48.14, respectively. The fair values of market-based restricted stock units that vested during fiscal years 2017, 2016, and 2015 were $42 million, $47 million, and $23 million, respectively.

ESPP
Pursuant to our ESPP, eligible employees may authorize payroll deductions of between 2 percent and 10 percent of their compensation to purchase shares of common stock at 85 percent of the lower of the market price of our common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period.

The following table summarizes our ESPP activity for fiscal years ended March 31, 2017, 2016 and 2015:

	Shares Issued (in millions)	Exercise Prices for Purchase Rights	Weighted-Average Fair Values of Purchase Rights
Fiscal Year 2015	1.4	$22.64 - $32.16	$8.26
Fiscal Year 2016	0.9	$32.16 - $54.78	$12.97
Fiscal Year 2017	0.7	$54.60 - $67.56	$17.93
The fair values were estimated on the date of grant using the Black-Scholes valuation model. We issue new common stock out of the ESPP’s pool of authorized shares. As of March 31, 2017, 7.4 million shares were available for grant under our ESPP.
Deferred Compensation Plan
We have a Deferred Compensation Plan (“DCP”) for the benefit of a select group of management or highly compensated employees and directors, which is unfunded and intended to be a plan that is not qualified within the meaning of section 401(a) of the Internal Revenue Code. The DCP permits the deferral of the annual base salary and/or director cash compensation up to a maximum amount. The deferrals are held in a separate trust, which has been established by us to administer the DCP. The trust is a grantor trust and the specific terms of the trust agreement provide that the assets of the trust are available to satisfy the claims of general creditors in the event of our insolvency. The assets held by the trust are classified as trading securities and are held at fair value on our Consolidated Balance Sheets. The assets and liabilities of the DCP are presented in other assets and other liabilities on our Consolidated Balance Sheets, respectively, with changes in the fair value of the assets and in the deferred compensation liability recognized as compensation expense. The estimated fair value of the assets was $8 million and $8 million as of March 31, 2017 and 2016, respectively. As of March 31, 2017 and 2016, $9 million and $9 million were recorded, respectively, to recognize undistributed deferred compensation due to employees.
401(k) Plan, Registered Retirement Savings Plan and ITP Plan
We have a 401(k) plan covering substantially all of our U.S. employees, a Registered Retirement Savings Plan covering substantially all of our Canadian employees, and an ITP pension plan covering substantially all our Swedish employees. These plans permit us to make discretionary contributions to employees’ accounts based on our financial performance. We contributed an aggregate of $28 million, $27 million and $27 million to these plans in fiscal years 2017, 2016, and 2015, respectively.
Stock Repurchase Program

In May 2014, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a two-year program to repurchase up to $750 million of our common stock. Since inception, we have repurchased approximately 9.2 million shares for approximately $394 million under this program. This program was superseded and replaced by a new stock repurchase program approved in May 2015.

In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. We repurchased approximately 6.5 million and 6.9 million shares for approximately $508 million and $461 million under this program, respectively, during the fiscal years ended March 31, 2017 and 2016. As of March 31, 2017, $31 million remained available for repurchase under this program. We completed repurchases under the May 2015 program in April 2017.

In February 2016, our Board of Directors authorized a $500 million stock repurchase program. This program was incremental to the two-year $1 billion stock repurchase program announced in May 2015. We repurchased approximately 7.8 million shares for approximately $500 million under this program. We completed repurchases under the February 2016 program during the quarter ended March 31, 2016.
In May 2017, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a new program to repurchase up to $1.2 billion of our common stock. This stock repurchase program expires on May 31, 2019. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. We are actively repurchasing shares under this program.

The following table summarizes total shares repurchased during fiscal years 2017, 2016, and 2015:

	May 2014 Program		May 2015 Program		February 2016 Program		Total
(In millions)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Fiscal Year 2015	8.2	$337	—	$—	—	$—	8.2	$337
Fiscal Year 2016	1.0	$57	6.9	$461	7.8	$500	15.7	$1,018
Fiscal Year 2017	—	$—	6.5	$508	—	$—	6.5	$508

(14)  INTEREST AND OTHER INCOME (EXPENSE), NET
Interest and other income (expense), net, for the fiscal years ended March 31, 2017, 2016 and 2015 consisted of (in millions):

	Year Ended March 31,
	2017	2016	2015
Loss on conversion of Convertible Notes	$—	$(10)	$—
Interest expense	(47)	(28)	(31)
Interest income	25	15	10
Net gain (loss) on foreign currency transactions	(40)	(14)	(62)
Net gain (loss) on foreign currency forward contracts	46	15	59
Other income, net	2	1	1
Interest and other income (expense), net	$(14)	$(21)	$(23)

(15)  EARNINGS PER SHARE
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

	Year Ended March 31,
(In millions, except per share amounts)	2017	2016	2015
Net income	$967	$1,156	$875
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	303	310	311
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	4	6	9
Dilutive potential common shares related to the Convertible Notes	1	6	4
Dilutive potential common shares related to the Warrants	6	8	1
Weighted-average common stock outstanding — diluted	314	330	325
Earnings per share:
Basic	$3.19	$3.73	$2.81
Diluted	$3.08	$3.50	$2.69

For the fiscal years ended March 31, 2017 and 2016, an immaterial amount of options to purchase, restricted stock units and restricted stock to be released were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect.

For the fiscal year ended March 31, 2015, stock options to purchase, restricted stock units and restricted stock to be released in the amount of 3 million shares were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect.

(16)  SEGMENT INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Our CODM currently reviews total company operating results to assess overall performance and allocate resources. As of March 31, 2017, we have only one reportable segment, which represents our only operating segment.
Information about our total net revenue by composition and by platform for the fiscal years ended March 31, 2017, 2016 and 2015 is presented below (in millions):

	Year Ended March 31,
	2017	2016	2015
Digital	$2,874	$2,409	$2,199
Packaged goods and other	1,971	1,987	2,316
Net revenue	$4,845	$4,396	$4,515

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

	Year Ended March 31,
	2017	2016	2015
Platform net revenue
Xbox One, PlayStation 4	$3,056	$2,183	$1,505
Xbox 360, PlayStation 3	331	752	1,485
Other consoles	3	7	21
Total consoles	3,390	2,942	3,011
PC / Browser	773	814	878
Mobile	627	548	504
Other	55	92	122
Net revenue	$4,845	$4,396	$4,515
Information about our operations in North America and internationally as of and for the fiscal years ended March 31, 2017, 2016 and 2015 is presented below (in millions):

	Year Ended March 31,
	2017	2016	2015
Net revenue from unaffiliated customers
North America	$2,119	$1,907	$1,956
International	2,726	2,489	2,559
Total	$4,845	$4,396	$4,515

	As of March 31,
	2017	2016
Long-lived assets
North America	$369	$368
International	65	71
Total	$434	$439
We attribute net revenue from external customers to individual countries based on the location of the legal entity that sells the products and/or services. Note that revenue attributed to the legal entity that makes the sale is often not the country where the consumer resides. For example, revenue generated by our Swiss legal entities includes digital revenue from consumers who reside outside of Switzerland, including consumers who reside outside of Europe. Revenue generated by our Swiss legal entities during fiscal years 2017, 2016, and 2015 represents $1,886 million, $1,643 million and $1,462 million or 39 percent, 37 percent and 32 percent of our total net revenue, respectively. Revenue generated in the United States represents over 99 percent of our total North America net revenue. There were no other countries with net revenue greater than 10 percent.
In fiscal year 2017, our direct sales to Sony and Microsoft represented approximately 19 percent and 17 percent of total net revenue, respectively. In fiscal year 2016, our direct sales to Sony and Microsoft represented approximately 16 percent and 14 percent of total net revenue, respectively. In fiscal 2015, our direct sales to Microsoft and GameStop Corp. represented approximately 10 percent and 11 percent of total net revenue, respectively.
(18)  QUARTERLY FINANCIAL AND MARKET INFORMATION (UNAUDITED)

	Quarter Ended					Year Ended
(In millions, except per share data)	June 30	September 30	December 31	March 31
Fiscal 2017 Consolidated
Net revenue	$1,271	$898	$1,149	$1,527		$4,845
Gross profit	1,092	497	633	1,325		3,547
Operating income (loss)	560	(49)	(4)	717		1,224
Net income (loss)	440	(38)	(1)	566		967
Common Stock
Earnings (loss) per share — Basic	$1.46	$(0.13)	$ (0.00)	$1.84		$3.19
Earnings (loss) per share — Diluted	$1.40	$(0.13)	$ (0.00)	$1.81		$3.08
Common stock price per share
High	$77.25	$85.40	$85.56	$91.51		$91.51
Low	$61.85	$75.38	$75.58	$78.64		$61.85
Fiscal 2016 Consolidated
Net revenue	$1,203	$815	$1,070	$1,308		$4,396
Gross profit	1,030	406	524	1,082		3,042
Operating income (loss)	512	(119)	(31)	536		898
Net income (loss)	442	(140)	(45)	899	(a)	1,156
Common Stock
Earnings (loss) per share — Basic	$1.42	$(0.45)	$(0.14)	$2.93		$3.73
Earnings (loss) per share — Diluted	$1.32	$(0.45)	$(0.14)	$2.79		$3.50
Common stock price per share
High	$68.00	$75.16	$76.77	$70.83		$76.77
Low	$56.03	$63.43	$65.04	$55.50		$55.50

(a)	Net income includes an income tax benefit recorded in the fourth quarter of fiscal year 2016 for the reversal of a significant portion of our deferred tax valuation allowance.
Our common stock is traded on the NASDAQ Global Select Market under the symbol “EA”. The prices for the common stock in the table above represent the high and low closing sales prices as reported on the NASDAQ Global Select Market.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Electronic Arts Inc.:
We have audited the accompanying consolidated balance sheets of Electronic Arts Inc. and subsidiaries (the Company) as of April 1, 2017 and April 2, 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended April 1, 2017. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. We also have audited the Company’s internal control over financial reporting as of April 1, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electronic Arts Inc. and subsidiaries as of April 1, 2017 and April 2, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended April 1, 2017, in conformity with U.S. generally accepted accounting principles, and the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Electronic Arts Inc. maintained, in all material respects, effective internal control over financial reporting as of April 1, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
/s/ KPMG LLP
Santa Clara, California
May 24, 2017

Item 9:     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A:     Controls and Procedures
Definition and Limitations of Disclosure Controls
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluates these controls and procedures on an ongoing basis.
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
KPMG LLP, our independent registered public accounting firm, has issued an auditors’ report on the effectiveness of our internal control over financial reporting. That report appears on page 80.
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B:     Other Information
None.

PART III

Item 10:     Directors, Executive Officers and Corporate Governance
The information required by Item 10, other than the information regarding executive officers, which is included in Part I, Item 1 of this report, is incorporated herein by reference to the information to be included in our 2017 Proxy under the heading “Board of Directors & Corporate Governance.” The information regarding compliance with Section 16(c) of the Exchange Act is incorporated herein by reference to the information to be included in the 2017 Proxy under the sub-heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11:     Executive Compensation
The information required by Item 11 is incorporated herein by reference to the information to be included in the 2017 Proxy, under the headings “Director Compensation and Stock Ownership Guidelines” and “Compensation Discussion and Analysis” and “Executive Compensation” and the subheadings “Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12:     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference to the information to be included in the 2017 Proxy under the heading “Security Ownership of Certain Beneficial Owners and Management” and the subheading “Equity Compensation Plan Information.”

Item 13:     Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to the information to be included in the 2017 Proxy under the sub-headings “Director Independence,” and “Certain Relationships and Related Person Transactions.”

Item 14:     Principal Accounting Fees and Services
The information required by Item 14 is incorporated herein by reference to the information to be included in Proposal 4 of the 2017 Proxy under the sub-headings “Fees of Independent Auditors” and “Pre-Approval Procedures.”

PART IV
Item 15:     Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report
1.   Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 42 of this report.
2.   Financial Statement Schedule: See Schedule II on Page 84 of this report.
3.   Exhibits: The exhibits listed in the accompanying index to exhibits on Page 85 are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC ARTS INC.

By:	/s/ Andrew Wilson
Andrew Wilson
Chief Executive Officer
Date: May 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 24th of May 2017.

Name	Title

/s/ Andrew Wilson	Chief Executive Officer
Andrew Wilson

/s/ Blake Jorgensen	Executive Vice President,
Blake Jorgensen	Chief Financial Officer

/s/ Kenneth A. Barker	Senior Vice President,
Kenneth A. Barker	Chief Accounting Officer
(Principal Accounting Officer)

Directors:
/s/ Lawrence F. Probst III	Chairman of the Board
Lawrence F. Probst III

/s/ Leonard S. Coleman	Director
Leonard S. Coleman

/s/ Jay C. Hoag	Director
Jay C. Hoag

/s/ Jeffrey T. Huber	Director
Jeffrey T. Huber

/s/ Vivek Paul	Director
Vivek Paul

/s/ Talbott Roche	Director
Talbott Roche

/s/ Richard A. Simonson	Director
Richard A. Simonson

/s/ Luis A. Ubiñas	Director
Luis A. Ubiñas

/s/ Denise F. Warren	Director
Denise F. Warren

/s/ Andrew Wilson	Director
Andrew Wilson

ELECTRONIC ARTS INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2017, 2016 and 2015
(In millions)

Allowance for Doubtful Accounts, Price Protection and Returns	Balance at Beginning of Period	Charged to Revenue, Costs and Expenses	Charged (Credited) to Other Accounts(a)	Deductions(b)	Balance at End of Period
Year Ended March 31, 2017	$159	298	(8)	(304)	$145
Year Ended March 31, 2016	$140	269	11	(261)	$159
Year Ended March 31, 2015	$186	361	(66)	(341)	$140

(a)
Primarily other reclassification adjustments and the translation effect of using the average exchange rate for expense items and the year-end exchange rate for the balance sheet item (allowance account).

(b)	Primarily the utilization of returns allowance and price protection reserves.

ELECTRONIC ARTS INC.
2017 FORM 10-K ANNUAL REPORT
EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
3.01	Amended and Restated Certificate of Incorporation	10-Q	000-17948	11/3/2004

3.02	Amended and Restated Bylaws	8-K/A	000-17948	5/27/2016

4.01	Specimen Certificate of Registrant’s Common Stock	10-K	000-17948	5/22/2009

4.02	Indenture, dated as of February 24, 2016 by and between Electronic Arts Inc. and U.S. Bank National Association, as Trustee	8-K	000-17948	2/24/2016

4.03	First Supplemental Indenture, dated as of February 24, 2016, between Electronic Arts Inc. and U.S. Bank National Association, as Trustee	8-K	000-17948	2/24/2016

10.01*	Form of Indemnity Agreement with Directors	10-K	000-17948	6/4/2004

10.02*	Electronic Arts Inc. Executive Bonus Plan	8-K	000-17948	8/1/2016

10.03*	Electronic Arts Inc. Deferred Compensation Plan	10-Q	000-17948	8/6/2007

10.04*	Electronic Arts Inc. Change in Control Plan, dated as of February 9, 2017	8-K	000-17948	2/15/2017

10.05*	First Amendment to the Electronic Arts Deferred Compensation Plan, as amended and restated	10-K	000-17948	5/22/2009

10.06*	EA Bonus Plan	8-K	000-17948	5/22/2015

10.07*	EA Bonus Plan Fiscal Year 2017 Addendum	8-K	000-17948	6/28/2016

10.08*	Form of 2015 Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/22/2015

10.09*	Form of 2016 Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/23/2016

10.10*	Form of 2017 Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/22/2017

10.11*	2000 Equity Incentive Plan, as amended, and related documents	8-K	000-17948	8/1/2016

10.12*	2000 Employee Stock Purchase Plan, as amended	8-K	000-17948	8/1/2016

10.13*	Offer Letter for Employment at Electronic Arts Inc. to Andrew Wilson, dated September 15, 2013	8-K	000-17948	9/17/2013

10.14*	Offer Letter for Employment at Electronic Arts Inc. to Blake Jorgensen, dated July 25, 2012	8-K	000-17948	7/31/2012

10.15*	Offer Letter for Employment at Electronic Arts Inc. to Ken Moss, dated June 6, 2014	10-Q	000-17948	8/5/2014

10.16*	Offer Letter for Employment at Electronic Arts Inc. to Chris Bruzzo, dated July 21, 2014	10-Q	000-17948	11/4/2014

10.17*	Offer Letter for Employment at Electronic Arts Inc. to Mala Singh, dated August 27, 2016	10-Q	000-17948	11/8/2016

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
10.18*	Employment Agreement for Patrick Söderlund, dated September 17, 2013	10-Q	000-17948	11/5/2013

10.19	Lease agreement between ASP WT, L.L.C. (“Landlord”) and Tiburon Entertainment, Inc. for space at Summit Park I, dated June 15, 2004	10-Q	000-17948	8/3/2004

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
		10-Q	000-17948	11/10/2009

10.26**	Global PlayStation®3 Format Licensed Publisher Agreement, dated September 11, 2008, by and between the Electronic Arts Inc. and Sony Computer Entertainment America Inc.	10-Q/A	000-17948	4/30/2010

10.27**	Global PlayStation®3 Format Licensed Publisher Agreement, dated December 17, 2008, by and between EA International (Studio and Publishing) Limited and Sony Computer Entertainment Europe Limited	10-Q/A	000-17948	4/30/2010

10.28**	Xbox2 Publisher License Agreement, dated May 15, 2005, by and among Electronic Arts Inc., Electronic Arts C.V. and Microsoft Licensing, GP	10-Q/A	000-17948	4/30/2010

10.29**	Durango Publisher License Agreement, dated June 29, 2012, by and among Electronic Arts Inc., EA International (Studio & Publishing) Ltd., Microsoft Licensing, GP and Microsoft Corporation	10-K	000-17948	5/21/2014

10.30	Credit Agreement, dated March 19, 2015, by and among Electronic Arts Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-17948	3/20/2015

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
12.1	Ratio of Earnings to Fixed Charges				X

21.1	Subsidiaries of the Registrant				X
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS†	XBRL Instance Document				X

101.SCH†	XBRL Taxonomy Extension Schema Document				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Management contract or compensatory plan or arrangement.
**
Confidential portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment that was granted in accordance with Exchange Act Rule 24b-2.

†
Attached as Exhibit 101 to this Annual Report on Form 10-K for the year ended March 31, 2017 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income (Loss), (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.