Form 10-Q
period 2017-06-30
ELECTRONIC ARTS INC.
filed 2017-08-08
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐	(Do not check if a smaller reporting company)	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of August 4, 2017, there were 308,727,719 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	June 30, 2017	March 31, 2017 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,248	$2,565
Short-term investments	2,222	1,967
Receivables, net of allowances of $136 and $145, respectively	222	359
Other current assets	210	308
Total current assets	4,902	5,199
Property and equipment, net	436	434
Goodwill	1,708	1,707
Acquisition-related intangibles, net	7	8
Deferred income taxes, net	232	286
Other assets	90	84
TOTAL ASSETS	$7,375	$7,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38	$87
Accrued and other current liabilities	709	789
Deferred net revenue (online-enabled games)	882	1,539
Total current liabilities	1,629	2,415
Senior notes, net	991	990
Income tax obligations	114	104
Deferred income taxes, net	1	1
Other liabilities	154	148
Total liabilities	2,889	3,658
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 309 and 308 shares issued and outstanding, respectively	3	3
Additional paid-in capital	891	1,049
Retained earnings	3,663	3,027
Accumulated other comprehensive loss	(71)	(19)
Total stockholders’ equity	4,486	4,060
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,375	$7,718
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three months ended June 30,
(In millions, except per share data)	2017	2016
Net revenue:
Product	$828	$684
Service and other	621	587
Total net revenue	1,449	1,271
Cost of revenue:
Product	64	90
Service and other	90	89
Total cost of revenue	154	179
Gross profit	1,295	1,092
Operating expenses:
Research and development	325	294
Marketing and sales	121	128
General and administrative	105	108
Amortization of intangibles	1	2
Total operating expenses	552	532
Operating income	743	560
Interest and other income (expense), net	6	(8)
Income before provision for income taxes	749	552
Provision for income taxes	105	112
Net income	$644	$440
Earnings per share:
Basic	$2.08	$1.46
Diluted	$2.06	$1.40
Number of shares used in computation:
Basic	309	301
Diluted	313	315
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three months ended June 30,
(In millions)	2017	2016
Net income	$644	$440
Other comprehensive income (loss), net of tax:
Net gains (losses) on available-for-sale securities	—	2
Net gains (losses) on derivative instruments	(56)	22
Foreign currency translation adjustments	4	(5)
Total other comprehensive income (loss), net of tax	(52)	19
Total comprehensive income	$592	$459

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three months ended June 30,
(In millions)	2017	2016
OPERATING ACTIVITIES
Net income	$644	$440
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	31	46
Stock-based compensation	48	48
Change in assets and liabilities:
Receivables, net	135	(12)
Other assets	80	6
Accounts payable	(44)	(32)
Accrued and other liabilities	(116)	(72)
Deferred income taxes, net	55	43
Deferred net revenue (online-enabled games)	(657)	(585)
Net cash provided by (used in) operating activities	176	(118)
INVESTING ACTIVITIES
Capital expenditures	(33)	(40)
Proceeds from maturities and sales of short-term investments	438	276
Purchase of short-term investments	(693)	(317)
Net cash used in investing activities	(288)	(81)
FINANCING ACTIVITIES
Payment of convertible notes	—	(27)
Proceeds from issuance of common stock	30	4
Cash paid to taxing authorities for shares withheld from employees	(95)	(97)
Repurchase and retirement of common stock	(150)	(129)
Net cash used in financing activities	(215)	(249)
Effect of foreign exchange on cash and cash equivalents	10	(3)
Decrease in cash and cash equivalents	(317)	(451)
Beginning cash and cash equivalents	2,565	2,493
Ending cash and cash equivalents	$2,248	$2,042
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$7	$10
Non-cash investing activities:
Change in accrued capital expenditures	$(6)	$(13)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
We are a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and online services that can be played by consumers on a variety of platforms, which include game consoles, PCs, mobile phones and tablets. In our games, we use established brands that we either wholly own (such as Battlefield, Mass Effect, Need for Speed, The Sims and Plants v. Zombies) or license from others (such as FIFA, Madden NFL and Star Wars). We also publish and distribute games developed by third parties (e.g., Titanfall).
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2018 contains 52 weeks and ends on March 31, 2018. Our results of operations for the fiscal year ended March 31, 2017 contained 52 weeks and ended on April 1, 2017. Our results of operations for the three months ended June 30, 2017 and 2016 contained 13 weeks each and ended on July 1, 2017 and July 2, 2016, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as filed with the United States Securities and Exchange Commission (“SEC”) on May 24, 2017.
Reclassifications
Certain prior year amounts were reclassified to conform to current year presentation.
Recently Adopted Accounting Standards
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, related to simplifications of employee share-based payment accounting. This pronouncement eliminated the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. The pronouncement also addressed simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. We adopted ASU 2016-09 at the beginning of fiscal year 2018. Upon adoption of ASU 2016-09, excess tax benefits and tax deficiencies from employee share-based award activity are reflected in the Condensed Consolidated Statements of Income as a component of the provision for income taxes, whereas they previously were recognized in additional paid-in-capital. During the first quarter ended June 30, 2017, we recognized $39 million of excess tax benefits in our provision for income taxes in our Condensed Consolidated Statements of Operations. We now account for forfeitures as they occur, rather than estimate expected forfeitures. The adoption resulted in a cumulative-effect adjustment of $8 million, net of tax, decrease to retained earnings as a result of the change in recognition for forfeitures. The adoption of ASU 2016-09 also resulted in two changes to our cash flow presentation, which we applied retrospectively for comparability. Excess tax benefits are now presented as operating activities rather than financing activities, and cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements are now presented as a financing activity. The net increase to our reported net cash provided by Operating Activities and corresponding increase to cash used in Financing Activities resulting from the adoption of ASU 2016-09 for the three months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,
(In millions):	2017	2016
Excess tax benefit from stock-based compensation	$39	$33
Cash paid to taxing authorities for shares withheld from employees	95	97
Increase to net cash provided by Operating Activities and net cash used in Financing Activities	$134	$130

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarified when to account for a change to the terms or conditions of a share-based payment award as a modification. Modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or condition. We early adopted ASU 2017-09 in the first quarter of fiscal year 2018. The adoption did not have an impact on our Condensed Consolidated Financial Statements.
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
The New Revenue Standard will have a significant impact on our Condensed Consolidated Financial Statements and related disclosures as it relates to the accounting for substantially all of our transactions with multiple elements or “bundled” arrangements. For example, for sales of online-enabled games, as currently reported we do not have vendor-specific objective evidence of fair value (“VSOE”) for unspecified future updates, and thus, revenue from the entire sales price is recognized ratably over the estimated offering period. However, under the New Revenue Standard, the VSOE requirement for undelivered elements is eliminated, allowing us to essentially “break-apart” our online-enabled games and account for the various promised goods or services identified as separate performance obligations.
For example, for the sale of an online-enabled game, we usually have multiple distinct performance obligations such as software, future update rights, and an online service. The software performance obligation represents the initial game delivered digitally or via physical disc. The future update rights performance obligation may include software patches or updates, maintenance, and/or additional free content to be delivered in the future. And lastly, the online service performance obligation consists of providing the customer with a service of online activities (e.g., online playability). Under current software revenue recognition rules, we recognize as revenue the entire sales price over the estimated offering period. However, under the New Revenue Standard, we will recognize a portion of the sales price as revenue upon delivery of the software performance obligation with the future update rights and online services portions recognized ratably over the estimated offering period.
In addition, both portions of sales price allocated to future update rights and online services will be classified as a service revenue under the New Revenue Standard (currently, future update rights are generally presented as product revenue). Therefore, upon adoption, an increased portion of our sales from online-enabled games will be presented as service revenue than is currently reported today. Also, upon adoption of the New Revenue Standard, we will present our sales returns and price protection reserves as liabilities (currently, sales returns and price protection reserves are classified as contra-assets within receivables on our Condensed Consolidated Balance Sheets).
In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Topic 825-10), which requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The ASU also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments.
The requirements will be effective for us beginning in the first quarter of fiscal year 2019. We are currently evaluating the impact of this new standard on our Condensed Consolidated Financial Statements and related disclosures.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this standard to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for us beginning in the first quarter of fiscal year 2020. Early adoption is permitted. We are currently evaluating the timing of adoption and impact of this new standard on our Condensed Consolidated Financial Statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for us beginning in the first quarter of fiscal year 2021. Early adoption is permitted beginning in the first quarter of fiscal year 2020. We are currently evaluating the timing of adoption and impact of this new standard on our Condensed Consolidated Financial Statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). The standard simplifies the goodwill impairment test. This update removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This update is effective for us beginning in the first quarter of fiscal year 2021. Early adoption is permitted for any impairment tests performed after January 1, 2017. We anticipate early adopting ASU 2017-04 during the fourth quarter of fiscal year 2018. We do not expect the adoption to have a material impact on our Condensed Consolidated Financial Statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2017 and March 31, 2017, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of June 30, 2017	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$239	$239	$—	$—	Cash equivalents
Money market funds	90	90	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	1,129	—	1,129	—	Short-term investments and cash equivalents
U.S. Treasury securities	474	474	—	—	Short-term investments and cash equivalents
U.S. agency securities	162	—	162	—	Short-term investments and cash equivalents
Commercial paper	307	—	307	—	Short-term investments and cash equivalents
Foreign government securities	104	—	104	—	Short-term investments
Asset-backed securities	138	—	138	—	Short-term investments and cash equivalents
Certificates of deposit	4	—	4	—	Short-term investments
Foreign currency derivatives	7	—	7	—	Other current assets and other assets
Deferred compensation plan assets (a)	9	9	—	—	Other assets
Total assets at fair value	$2,663	$812	$1,851	$—
Liabilities
Foreign currency derivatives	32	—	32	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	10	10	—	—	Other liabilities
Total liabilities at fair value	$42	$10	$32	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of March 31, 2017	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$233	$233	$—	$—	Cash equivalents
Money market funds	405	405	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	963	—	963	—	Short-term investments and cash equivalents
U.S. Treasury securities	460	460	—	—	Short-term investments and cash equivalents
U.S. agency securities	172	—	172	—	Short-term investments and cash equivalents
Commercial paper	270	—	270	—	Short-term investments and cash equivalents
Foreign government securities	113	—	113	—	Short-term investments
Asset-backed securities	135	—	135	—	Short-term investments
Foreign currency derivatives	19	—	19	—	Other current assets and other assets
Deferred compensation plan assets (a)	8	8	—	—	Other assets
Total assets at fair value	$2,778	$1,106	$1,672	$—
Liabilities
Foreign currency derivatives	8	—	8	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	9	9	—	—	Other liabilities
Total liabilities at fair value	$17	$9	$8	$—

(a)
The Deferred Compensation Plan assets consist of various mutual funds. See Note 13 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, for additional information regarding our Deferred Compensation Plan.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of June 30, 2017 and March 31, 2017, our cash and cash equivalents were $2,248 million and $2,565 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.

Short-Term Investments
Short-term investments consisted of the following as of June 30, 2017 and March 31, 2017 (in millions):

	As of June 30, 2017				As of March 31, 2017
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$1,117	$—	$(1)	$1,116	$944	$—	$(1)	$943
U.S. Treasury securities	460	—	(1)	459	414	—	(1)	413
U.S. agency securities	152	—	(1)	151	152	—	(1)	151
Commercial paper	252	—	—	252	212	—	—	212
Foreign government securities	104	—	—	104	113	—	—	113
Asset-backed securities	136	—	—	136	135	—	—	135
Certificates of deposit	4	—	—	4	—	—	—	—
Short-term investments	$2,225	$—	$(3)	$2,222	$1,970	$—	$(3)	$1,967
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of June 30, 2017 and March 31, 2017 (in millions):

	As of June 30, 2017		As of March 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$1,460	$1,459	$1,237	$1,236
Due 1 year through 5 years	758	756	721	719
Due after 5 years	7	7	12	12
Short-term investments	$2,225	$2,222	$1,970	$1,967

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of June 30, 2017			As of March 31, 2017
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$155	$3	$—	$185	$—	$5
Forward contracts to sell	$1,060	$4	$32	$840	$19	$3
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations was a gain of $17 million for the three months ended June 30, 2017 and a gain of $6 million for the three months ended June 30, 2016.
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of June 30, 2017			As of March 31, 2017
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$111	$—	$—	$87	$—	$—
Forward contracts to sell	$186	$—	$—	$166	$—	$—

The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2017 and 2016, was as follows (in millions):

	Statement of Operations Classification	Amount of Gain (Loss) Recognized in the Statement of Operations
		Three Months Ended June 30,
		2017	2016
Foreign currency forward contracts not designated as hedging instruments	Interest and other income (expense), net	$(6)	$(1)

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended June 30, 2017 and 2016 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2017	$(3)	$32	$(48)	$(19)
Other comprehensive income (loss) before reclassifications	—	(39)	14	(25)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(17)	(10)	(27)
Total other comprehensive income (loss), net of tax	—	(56)	4	(52)
Balance as of June 30, 2017	$(3)	$(24)	$(44)	$(71)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2016	$1	$14	$(31)	$(16)
Other comprehensive income (loss) before reclassifications	2	28	(5)	25
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6)	—	(6)
Total other comprehensive income (loss), net of tax	2	22	(5)	19
Balance as of June 30, 2016	$3	$36	$(36)	$3

The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2017 and 2016 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three months ended June 30, 2017	Three months ended June 30, 2016
(Gains) losses on cash flow hedges from forward contracts
Net revenue	$(19)	$(5)
Research and development	2	(1)
Total, net of tax	$(17)	$(6)

(Gains) losses on foreign currency translation
Interest and other income (expense), net	$(10)	$—
Total, net of tax	$(10)	$—

Total net (gain) loss reclassified, net of tax	$(27)	$(6)

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the three months ended June 30, 2017 are as follows (in millions):

	As of March 31, 2017	Activity	Effects of Foreign Currency Translation	As of June 30, 2017
Goodwill	$2,075	$—	$1	$2,076
Accumulated impairment	(368)	—	—	(368)
Total	$1,707	$—	$1	$1,708
Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets.
Acquisition-related intangibles consisted of the following (in millions):

	As of June 30, 2017			As of March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$412	$(412)	$—	$412	$(412)	$—
Trade names and trademarks	106	(99)	7	106	(98)	8
Registered user base and other intangibles	5	(5)	—	5	(5)	—
Carrier contracts and related	85	(85)	—	85	(85)	—
Total	$608	$(601)	$7	$608	$(600)	$8
Amortization of intangibles for the three months ended June 30, 2017 and 2016 are classified in the Condensed Consolidated Statement of Operations as follows (in millions):

	Three months ended June 30,
	2017	2016
Cost of service and other	$—	$8
Cost of product	—	5
Operating expenses	1	2
Total	$1	$15
Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from 2 to 14 years. As of June 30, 2017 and March 31, 2017, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 1.1 years and 1.4 years, respectively.
As of June 30, 2017, future amortization of acquisition-related intangibles that will be recorded in the Condensed Consolidated Statement of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2018 (remaining nine months)	$5
2019	2
Total	$7

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

During the three months ended June 30, 2017 and 2016, we did not recognize any material losses or impairment charges on royalty-based commitments, respectively.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of June 30, 2017	As of March 31, 2017
Other current assets	$71	$79
Other assets	38	39
Royalty-related assets	$109	$118
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

	As of June 30, 2017	As of March 31, 2017
Accrued royalties	$150	$165
Other liabilities	91	97
Royalty-related liabilities	$241	$262
As of June 30, 2017, we were committed to pay approximately $1,173 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 11 for further information on our developer and licensor commitments.

(8) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of June 30, 2017 and March 31, 2017 consisted of (in millions):

	As of June 30, 2017	As of March 31, 2017
Computer, equipment and software	$737	$723
Buildings	320	316
Leasehold improvements	133	126
Equipment, furniture and fixtures, and other	84	82
Land	61	61
Construction in progress	7	7
	1,342	1,315
Less: accumulated depreciation	(906)	(881)
Property and equipment, net	$436	$434
During the three months ended June 30, 2017 and 2016, depreciation expense associated with property and equipment was $29 million and $29 million, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of June 30, 2017 and March 31, 2017 consisted of (in millions):

	As of June 30, 2017	As of March 31, 2017
Other accrued expenses	$241	$210
Accrued compensation and benefits	211	267
Accrued royalties	150	165
Deferred net revenue (other)	107	147
Accrued and other current liabilities	$709	$789
Deferred net revenue (other) includes the deferral of subscription revenue, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
Deferred Net Revenue (Online-Enabled Games)
Deferred net revenue (online-enabled games) was $882 million and $1,539 million as of June 30, 2017 and March 31, 2017, respectively. Deferred net revenue (online-enabled games) generally includes the unrecognized revenue from bundled sales of online-enabled games for which we do not have VSOE for the obligation to provide unspecified updates. We recognize revenue from the sale of online-enabled games for which we do not have VSOE for the unspecified updates on a straight-line basis, generally over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally-distributed games. However, we expense the cost of revenue related to these transactions generally during the period in which the product is delivered (rather than on a deferred basis).

(9) INCOME TAXES
The provision for income taxes reported for the three months ended June 30, 2017 is based on our projected annual effective tax rate for fiscal year 2018, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three months ended June 30, 2017 was 14.0 percent compared to 20.3 percent for the same period of fiscal year 2017. The effective tax rate for the three months ended June 30, 2017 was reduced, when compared to the comparable period in the prior year, primarily due to the impact of adoption of ASU 2016-09, which required us to recognize $39 million of excess tax benefits as a component of the provision for income taxes (previously excess tax benefits and tax deficiencies were recognized in additional paid-in-capital). We anticipate that the impact of excess tax benefits and tax deficiencies may result in significant fluctuations to our effective tax rate in the future. Excluding excess tax benefits, our effective tax rate would have been 19.2 percent for the three months ended June 30, 2017. When compared to the statutory rate of 35.0 percent, the effective tax rate for the three months ended June 30, 2017 was reduced primarily due to earnings realized in countries that have lower statutory tax rates and the recognition of excess tax benefits from stock-based compensation.

We file income tax returns and are subject to income tax examinations in various jurisdictions with respect to fiscal years after 2008. The timing and potential resolution of income tax examinations is highly uncertain. While we continue to measure our uncertain tax positions, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued. It is reasonably possible that a reduction of up to $55 million of unrecognized tax benefits may occur within the next 12 months, a portion of which would impact our effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

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
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of June 30, 2017	As of March 31, 2017
Senior Notes:
3.70% Senior Notes due 2021	$600	$600
4.80% Senior Notes due 2026	400	400
Total principal amount	$1,000	$1,000
Unaccreted discount	(2)	(2)
Unamortized debt issuance costs	(7)	(8)
Net carrying value of Senior Notes	$991	$990

Fair value of Senior Notes (Level 2)	$1,063	$1,054

As of June 30, 2017, the remaining life of the 2021 Notes and 2026 Notes is approximately 3.7 years and 8.7 years, respectively.

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

As of June 30, 2017, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for the three months ended June 30, 2017 and 2016 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three months ended June 30,
	2017	2016
Amortization of debt discount	$—	$(1)
Amortization of debt issuance costs	(1)	(1)
Coupon interest expense	(10)	(11)
Total interest expense	$(11)	$(13)

(11) COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of June 30, 2017, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include, but are not limited to: FIFA (Fédération Internationale de Football Association), FIFPRO Foundation, FAPL (Football Association Premier League Limited), and DFL Deutsche Fußball Liga E.V. (German Soccer League) (professional soccer); Dr. Ing. h.c. F. Porsche AG, Ferrari S.p.A. (Need For Speed and Real Racing games); National Basketball Association (professional basketball); PGA TOUR (professional golf); National Hockey League and NHL Players’ Association (professional hockey); National Football League Properties and PLAYERS Inc. (professional football); Zuffa, LLC (Ultimate Fighting Championship); ESPN (content in EA SPORTS games); Disney Interactive (Star Wars); Fox Digital Entertainment, Inc. (The Simpsons); and Respawn. These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations as of June 30, 2017 (in millions):

		Fiscal Years Ending March 31,
		2018
		(Remaining
	Total	nine mos.)	2019	2020	2021	2022	2023	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,173	$174	$293	$238	$200	$192	$76	$—
Marketing commitments	436	57	109	97	74	73	26	—
Operating leases	237	28	40	38	36	29	21	45
Senior Notes interest	248	27	41	41	41	20	20	58
Other purchase obligations	110	27	29	22	9	5	4	14
Total unrecognized commitments	2,204	313	512	436	360	319	147	117

Recognized commitments
Senior Notes principal and interest	1,014	14	—	—	600	—	—	400
Licensing obligations	118	17	24	25	26	26	—	—
Total recognized commitments	1,132	31	24	25	626	26	—	400

Total commitments	$3,336	$344	$536	$461	$986	$345	$147	$517
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of June 30, 2017; however, certain payment obligations may be accelerated depending on the performance of our operating results. Furthermore, up to $32 million of the unrecognized amounts in the table above may be payable, at the licensor’s election, in shares of our common stock, subject to a $10 million maximum during any fiscal year. The number of shares to be issued will be based on their fair market value at the time of issuance.
In addition to what is included in the table above, as of June 30, 2017, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $114 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
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

•
Restricted Stock Units and Performance-Based Restricted Stock Units. The fair value of restricted stock units and performance-based restricted stock units (other than market-based restricted stock units) is determined based on the quoted market price of our common stock on the date of grant.

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

There were no ESPP shares issued during the three months ended June 30, 2017 and 2016. There were an insignificant number of stock options granted during the three months ended June 30, 2017 and 2016.
The assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Three months ended June 30,
	2017	2016
Risk-free interest rate	1.5% - 1.6%	0.8%
Expected volatility	17 - 46%	16 - 57%
Weighted-average volatility	28%	29%
Expected dividends	None	None

Stock-Based Compensation Expense
Employee stock-based compensation expense recognized during the three months ended June 30, 2016 was calculated based on awards ultimately expected to vest and was reduced for estimated forfeitures. We adopted ASU 2016-09 at the beginning of fiscal year 2018 and elected to account for forfeitures as they occur. The adoption resulted in a cumulative-effect adjustment of $8 million, net of tax, decrease to retained earnings.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three months ended June 30,
	2017	2016
Cost of revenue	$1	$1
Research and development	28	27
Marketing and sales	7	7
General and administrative	12	13
Stock-based compensation expense	$48	$48

During the three months ended June 30, 2017, we recognized a $10 million deferred income tax benefit related to our stock-based compensation expense. During the three months ended June 30, 2016, we recognized a $9 million deferred income tax benefit related to our stock-based compensation expense.
As of June 30, 2017, our total unrecognized compensation cost related to restricted stock units, market-based restricted stock units, performance-based restricted stock units, and stock options was $477 million and is expected to be recognized over a weighted-average service period of 2.2 years. Of the $477 million of unrecognized compensation cost, $76 million relates to market-based restricted stock units, $44 million relates to performance-based restricted stock units at target, and $1 million relates to stock options.
Stock Options
The following table summarizes our stock option activity for the three months ended June 30, 2017:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2017	2,377	$33.35
Granted	1	94.79
Exercised	(736)	40.56
Forfeited, cancelled or expired	(2)	47.06
Outstanding as of June 30, 2017	1,640	$30.15	6.14	$124
Vested and expected to vest	1,640	$30.15	6.14	$124
Exercisable as of June 30, 2017	1,452	$30.14	6.08	$110
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of June 30, 2017, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Units
The following table summarizes our restricted stock unit activity for the three months ended June 30, 2017:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2017	5,153	$65.03
Granted	1,691	110.06
Vested	(1,909)	110.43
Forfeited or cancelled	(126)	71.07
Outstanding as of June 30, 2017	4,809	$62.68

Performance-Based Restricted Stock Units
Our performance-based restricted stock units cliff vest after a four-year performance period contingent upon the achievement of pre-determined performance-based milestones and service conditions. If these performance-based milestones are not met but service conditions are met, the performance-based restricted stock units will not vest, in which case any compensation expense we have recognized to date will be reversed. Each quarter, we update our assessment of the probability that the specified performance criteria will be achieved. We amortize the fair values of performance-based restricted stock units over the requisite service period. The number of shares of common stock to be issued at vesting will range from zero percent to 200 percent of the target number of performance-based restricted stock units attributable to each performance-based milestone.

The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the three months ended June 30, 2017:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2017	—	$—
Granted	796	110.51
Forfeited or cancelled	—	—
Outstanding as of June 30, 2017	796	$110.51

Market-Based Restricted Stock Units

Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the market-based restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be issued at vesting will range from zero percent to 200 percent of the target number of market-based restricted stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period, generally over either a one-year, two-year cumulative and three-year cumulative period, or over a two-year and four-year cumulative period.
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the three months ended June 30, 2017:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2017	1,282	$87.37
Granted	706	140.93
Vested	(430)	76.27
Forfeited or cancelled	(216)	91.88
Outstanding as of June 30, 2017	1,342	$118.35
Stock Repurchase Program
In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. We repurchased approximately 0.3 million shares for approximately $31 million under this program during the three months ended June 30, 2017. We completed repurchases under the May 2015 program in April 2017.
In May 2017, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a new program to repurchase up to $1.2 billion of our common stock. This stock repurchase program expires on May 31, 2019. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended June 30, 2017, we repurchased approximately 1.1 million shares for approximately $119 million under this program. We are actively repurchasing shares under this program.

The following table summarizes total shares repurchased during the three months ended June 30, 2017 and 2016:

	May 2015 Program		May 2017 Program		Total
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Three months ended June 30, 2016	1.9	$129	—	$—	1.9	$129
Three months ended June 30, 2017	0.3	$31	1.1	$119	1.4	$150

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

	Three months ended June 30,
(In millions, except per share amounts)	2017	2016
Net income	$644	$440
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	309	301
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	4	4
Dilutive potential common shares related to the Convertible Notes (a)	—	2
Dilutive potential common shares related to the Warrants (a)	—	8
Weighted-average common stock outstanding — diluted	313	315
Earnings per share:
Basic	$2.08	$1.46
Diluted	$2.06	$1.40

For the three months ended June 30, 2017 and 2016, an immaterial amount of stock options, restricted stock units and market-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. Our performance-based restricted stock units, which are considered contingently issuable shares, are also excluded from the treasury stock method computation because the related performance-based milestones were not achieved as of the end of the reporting period.

(a)
See Note 10 - Financing Arrangements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, for additional information regarding the potential dilutive shares related to our Convertible Notes and Warrants.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Electronic Arts Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries as of July 1, 2017, the related condensed consolidated statements of operations, comprehensive income and cash flows for the three-month periods ended July 1, 2017 and July 2, 2016. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Electronic Arts Inc. and subsidiaries as of April 1, 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 24, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 1, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/   KPMG LLP

Santa Clara, California
August 8, 2017

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, made in this Quarterly Report are forward looking. Examples of forward-looking statements include statements related to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, including our intended product releases, and may include certain assumptions that underlie the forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate” (and the negative of any of these terms), “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Our actual results could differ materially from those in the forward-looking statements. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed in this report under the heading “Risk Factors” in Part II, Item 1A, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 as filed with the Securities and Exchange Commission (“SEC”) on May 24, 2017 and in other documents we have filed with the SEC.

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended June 30, 2017, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 as filed with the SEC on May 24, 2017 and in other documents we have filed with the SEC.
About Electronic Arts
We are a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and online services that can be played by consumers on a variety of platforms, which include game consoles, PCs, mobile phones and tablets. In our games, we use established brands that we either wholly own (such as Battlefield, Mass Effect, Need for Speed, The Sims and Plants v. Zombies), or license from others (such as FIFA, Madden NFL and Star Wars). We also publish and distribute games developed by third parties (e.g., Titanfall).
Financial Results
Our key financial results for our fiscal quarter ended June 30, 2017 were as follows:

•	Total net revenue was $1,449 million, up 14 percent year-over-year. On a constant currency basis, we estimate that total net revenue would have been $1,469 million, up 16 percent year over year.

•	Digital net revenue was $879 million, up 28 percent year-over-year.

•
International net revenue was $838 million, up 12 percent year-over-year. On a constant currency basis, we estimate that international net revenue would have been $858 million, up 15 percent year over year.

•	Gross margin was 89.4 percent, up 3.5 percentage points year-over-year.

•	Operating expenses were $552 million, up 4 percent year-over-year. On a constant currency basis, we estimate that total operating expenses would have been $559 million, up 5 percent year over year.

•	Net income was $644 million with diluted earnings per share of $2.06.

•	Total cash, cash equivalents and short-term investments were $4,470 million.

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

Trends in Our Business

Digital Business. Players increasingly purchase our games digitally and engage with the live services associated with our portfolio of games. For example, the Ultimate Team mode incorporated into iterations of our FIFA, Madden NFL and NHL franchises and live services available digitally for our Star Wars, Battlefield and The Sims franchises have extended the life of those games by engaging players for longer periods of time. Our digital transformation is also creating opportunities in platforms, content models and modalities of play. For example, we have leveraged franchises typically associated with consoles and traditional PC gaming, such as FIFA, Madden NFL, The Sims, SimCity and Star Wars, to create mobile and PC free-to-download games that are monetized through a business model in which we sell incremental content and/or features in discrete transactions. We also provide our EA Access service on Xbox One and Origin Access service on PC which offer players access to a selection of EA games and other benefits for a monthly or annual fee.

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

Concentration of Sales Among the Most Popular Games. In all major segments of our industry, we see a large portion of games sales concentrated on the most popular titles. Similarly, a significant portion of our revenue historically has been derived from games based on a few popular franchises, several of which we have released on an annual or bi-annual basis. The increased importance to our business of revenue attributable to our live services (e.g., digital extra content, subscription, advertising and other digital revenues), has accelerated this trend. For example, we derive a material portion of our revenue from the Ultimate Team game mode which is available in our annualized FIFA, Madden NFL and NHL games.

Recurring Revenue Sources. Our business model includes revenue that we deem recurring in nature, such as revenue from our annualized titles (such as FIFA and Madden NFL) and associated live services, our ongoing mobile business and subscription programs. We have been able to forecast revenue from these areas of our business with greater confidence than for new offerings.  As we continue to leverage the digital transformation in our industry and incorporate new content models and modalities of play into our games, our goal is to continue to look for opportunities to expand the recurring portion of our business.

Net Sales. In order to improve transparency into our business, we disclose an operating performance metric, net sales. Net sales is defined as the net amount of products and services sold digitally or sold-in physically in the period.

Net sales were $775 million for the three months ended June 30, 2017, driven by FIFA Ultimate Team and Mass Effect: Andromeda. Net sales increased $93 million or 14 percent as compared to the three months ended June 30, 2016 due primarily to sales of Mass Effect: Andromeda captured during the three months ended June 30, 2017 and stronger sales associated with our FIFA franchise on a year-over-year basis. Digital net sales were $681 million for the three months ended June 30, 2017, an increase of $113 million or 20 percent as compared to three months ended June 30, 2016. The increase in digital net sales was driven by live services which grew $77 million or 22 percent year-over-year, primarily due to net sales associated with FIFA Ultimate Team, Battlefield 1, and The Sims 4, as well as our mobile business which grew $9 million or 6 percent year-over-year, primarily due to net sales associated with FIFA Mobile, Star Wars Galaxy of Heroes and NBA LIVE Mobile.

Recent Developments
Stock Repurchase Program. In May 2017, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a new program to repurchase up to $1.2 billion of our common stock. This stock repurchase program expires on May 31, 2019. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended June 30, 2017, we repurchased approximately 1.1 million shares for approximately $119 million under this program. We are actively repurchasing shares under this program.
In April 2017, we completed the stock repurchase authorization approved by our Board of Directors in May 2015. During the three months ended June 30, 2017, we repurchased approximately 0.3 million shares for approximately $31 million under this program

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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

Estimated Offering Period

Because the offering period is not an explicitly defined period, we must make an estimate of the offering period. Determining the estimated offering period is inherently subjective and is subject to regular revision based on historical online usage. For example, in determining the estimated offering period for unspecified updates associated with our online-enabled games, we consider the period of time consumers are online as online connectivity is required. On an annual basis, we review consumers’ online gameplay of all online-enabled games that have been released 12 to 24 months prior to the evaluation date. For example, if our evaluation date is April 1, 2017, we evaluate all online-enabled games released between April 1, 2015 and March 31, 2016. Based on this population of games, for all players that register the game online within the first six months of release of the game to the general public, we compute the weighted-average number of days for each online-enabled game, based on when a player initially registers the game online to when that player last plays the game online. We then compute the weighted-average number of days for all online-enabled games by multiplying the weighted-average number of days for each online-enabled game by its relative percentage of total units sold from these online-enabled games (i.e., a game with more units sold will have a higher weighting to the overall computation than a game with fewer units sold). Under a similar computation, we also consider the estimated period of time between the date a game unit is sold to a reseller and the date the reseller sells the game unit to an end consumer (i.e., time in channel). Based on these two calculations we then consider the method of distribution. For example, physical software games sold at retail would have a composite offering period equal to the online gameplay plus time in channel as opposed to digitally distributed software games which are delivered immediately via digital download and thus have no concept of channel. Additionally, we consider results from prior analyses, known and expected online gameplay trends, as well as disclosed service periods for competitors’ games in determining the estimated offering period for future sales.

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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2018 contains 52 weeks and ends on March 31, 2018. Our results of operations for the fiscal year ended March 31, 2017 contained 52 weeks and ended on April 1, 2017. Our results of operations for the three months ended June 30, 2017 and 2016 contained 13 weeks each and ended on July 1, 2017 and July 2, 2016, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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

We provide two different measures of our Net Revenue. (1) Net Revenue by Product revenue and Service and other revenue, and (2) Net Revenue by Type, which is primarily based on method of distribution. Management places a greater emphasis and focus on assessing our business through a review of the Net Revenue by Type (Digital, and Packaged goods and other) than by Net Revenue by Product revenue and Service and other revenue.

Net Revenue Quarterly Analysis

Net Revenue

For the three months ended June 30, 2017, net revenue was $1,449 million and increased $178 million, or 14 percent, as compared to the three months ended June 30, 2016. This increase was driven by a $467 million increase in revenue primarily from the Battlefield and FIFA franchises, and Mass Effect: Andromeda. This increase was partially offset by a $289 million decrease in revenue primarily from the Star Wars and Need for Speed franchises.

Net Revenue by Product Revenue and Service and Other Revenue

Our Net Revenue by Product revenue and Service and other revenue for the three months ended June 30, 2017 and 2016 was as follows (in millions):

	Three months ended June 30,
	2017	2016	$ Change	% Change
Net revenue:
Product	$828	$684	$144	21%
Service and other	621	587	34	6%
Total net revenue	$1,449	$1,271	$178	14%

Product Revenue

For the three months ended June 30, 2017, Product net revenue was $828 million, primarily driven by FIFA 17, Battlefield 1, and Madden NFL 17. Product net revenue increased $144 million, or 21 percent, as compared to the three months ended June 30, 2016. This increase was driven by a $367 million increase primarily from Battlefield 1, Mass Effect: Andromeda, and Titanfall 2. This increase was partially offset by a $223 million decrease primarily from Star Wars Battlefront and UFC 2.

Service and Other Revenue

For the three months ended June 30, 2017, Service and other net revenue was $621 million, primarily driven by FIFA Ultimate Team, Star Wars: Galaxy of Heroes and Madden Ultimate Team. Service and other net revenue for the three months ended June 30, 2017 increased $34 million, or 6 percent, as compared to the three months ended June 30, 2016. This increase was driven by a $122 million increase primarily from FIFA Ultimate Team, Battlefield 1 Premium, and NBA LIVE Mobile. This increase was partially offset by an $88 million decrease primarily from Need for Speed 2015 and the Plants vs. Zombies franchise.

Supplemental Net Revenue by Type
As we continue to evolve our business and more of our products are delivered to consumers digitally, we place a greater emphasis and focus on assessing our business performance through a review of net revenue by type.

Our net revenue by type for the three months ended June 30, 2017 and 2016 was as follows (in millions):

	Three Months Ended December 31,
	2017	2016	$ Change	% Change

Full game downloads	$209	$137	$72	53%
Live services (a)	501	387	114	29%
Mobile	169	165	4	2%
Total Digital	$879	$689	$190	28%

Packaged goods and other	$570	$582	$(12)	(2)%
Net revenue	$1,449	$1,271	$178	14%

(a)	Live services net revenue is comprised of net revenue previously presented as “Extra content” and “Subscription, advertising, and other” through the fourth quarter of fiscal 2017.

Digital Net Revenue

Digital net revenue includes full game downloads, live services, and mobile revenue. Digital net revenue includes game software distributed through our direct-to-consumer PC platform Origin, distributed wirelessly through mobile carriers, or licensed to our third-party publishing partners who distribute our games digitally. In the first quarter of fiscal 2018, we began presenting live services net revenue which is comprised of revenue previously presented as “Extra content” and “Subscriptions, advertising, and other” through the fourth quarter of fiscal 2017.

For the three months ended June 30, 2017, digital net revenue was $879 million primarily driven by FIFA Ultimate Team, Battlefield 1, FIFA Online 3 in Asia, and Star Wars: Galaxy of Heroes. Digital net revenue for the three months ended June 30, 2017 increased $190 million, or 28 percent, as compared to the three months ended June 30, 2016. This increase is due to (1) a $72 million or 53 percent increase in full-game download net revenue primarily driven by Battlefield 1 and Mass Effect: Andromeda, (2) a $114 million or 29 percent increase in live services net revenue primarily driven by our Ultimate Team game mode and Battlefield 1 Premium, and (3) a $4 million or 2 percent increase in mobile net revenue primarily driven by Star Wars: Galaxy of Heroes.

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

For the three months ended June 30, 2017, packaged goods and other net revenue was $570 million, primarily driven by FIFA 17, Battlefield 1 and Madden NFL 17. Packaged goods and other net revenue for the three months ended June 30, 2017 decreased $12 million, or 2 percent, as compared to the three months ended June 30, 2016. This decrease was driven by a $239 million decrease in net revenue primarily from the Star Wars, Need for Speed, and Plants vs. Zombies franchises. This decrease was partially offset by a $227 million increase primarily from the Battlefield, Titanfall, and Mass Effect franchises.

Cost of Revenue Quarterly Analysis

Cost of revenue for the three months ended June 30, 2017 and 2016 was as follows (in millions):

	June 30, 2017	% of Related Net Revenue	June 30, 2016	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$64	7.7%	$90	13.2%	(28.9)%	(5.5)%
Service and other	90	14.5%	89	15.2%	1.1%	(0.7)%
Total cost of revenue	$154	10.6%	$179	14.1%	(14.0)%	(3.5)%

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
Cost of product revenue decreased by $26 million, or 28.9 percent during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This decrease was primarily due to a decrease in inventory and warehouse operations costs as a result of the closure of our Switzerland distribution business in fiscal year 2017, as well as a $5 million decrease in intangible amortization.

Cost of Service and Other Revenue
Cost of service and other revenue consists primarily of (1) royalty costs, (2) data center, bandwidth and server costs associated with hosting our online games and websites, (3) inventory costs, (4) platform processing fees from operating our website-based games on third party platforms, and (5) credit card fees associated with our service revenue.

Cost of service and other revenue remained relatively consistent in the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.

Total Cost of Revenue as a Percentage of Total Net Revenue
During the three months ended June 30, 2017, total cost of revenue as a percentage of total net revenue decreased by 3.5 percent as compared to the three months ended June 30, 2016. This decrease was primarily due to a decrease in inventory and warehouse operations costs as a result of the closure of our Switzerland distribution business in fiscal year 2017, and an increase in the proportion of our digital net revenues to packaged goods and other net revenues.
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
Research and development expenses for the three months ended June 30, 2017 and 2016 were as follows (in millions):

	June 30, 2017	% of Net Revenue	June 30, 2016	% of Net Revenue	$ Change	% Change
Three months ended	$325	22%	$294	23%	$31	11%

Research and development expenses increased by $31 million, or 11 percent, during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This $31 million increase was primarily due to a $14 million increase in personnel-related costs, a $6 million increase in contracted services and development advances to third-party developers, and an increase in losses of $3 million from our cash flow hedging program during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. We use cash flow hedges, in part, to protect against foreign currency exchange rate fluctuations related to our research and development expenses.

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.

Marketing and sales expenses for the three months ended June 30, 2017 and 2016 were as follows (in millions):

	June 30, 2017	% of Net Revenue	June 30, 2016	% of Net Revenue	$ Change	% Change
Three months ended	$121	8%	$128	10%	$(7)	(5)%

Marketing and sales expenses decreased by $7 million, or 5 percent, during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This $7 million decrease was primarily due to a decrease in contracted services as a result of a reduction in creative agency costs during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three months ended June 30, 2017 and 2016 were as follows (in millions):

	June 30, 2017	% of Net Revenue	June 30, 2016	% of Net Revenue	$ Change	% Change
Three months ended	$105	7%	$108	8%	$(3)	(3)%
General and administrative expenses remained relatively consistent during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016.

Income Taxes
Provision for income taxes for the three months ended June 30, 2017 and 2016 were as follows (in millions):

	June 30, 2017	Effective Tax Rate	June 30, 2016	Effective Tax Rate
Three months ended	$105	14.0%	$112	20.3%
The provision for income taxes reported for the three months ended June 30, 2017 is based on our projected annual effective tax rate for fiscal year 2018, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three months ended June 30, 2017 was 14.0 percent compared to 20.3 percent for the same period of fiscal year 2017. The effective tax rate for the three months ended June 30, 2017 was reduced, when compared to the comparable period in the prior year, primarily due to the adoption of ASU 2016-09, which required us to recognize $39 million of excess tax benefits as a component of the provision for income taxes (previously excess tax benefits and tax deficiencies were recognized in additional paid-in-capital). We anticipate that the impact of excess tax benefits and tax deficiencies may result in significant fluctuations to our effective tax rate in the future. Excluding excess tax benefits, our effective tax rate would have been 19.2 percent for the three months ended June 30, 2017. When compared to the statutory rate of 35.0 percent, the effective tax rate for the three months ended June 30, 2017 was reduced primarily due to earnings realized in countries that have lower statutory tax rates and the recognition of excess tax benefits from stock-based compensation. The effective tax rate for the three months ended June 30, 2016 was reduced, when compared to the statutory rate of 35.0 percent, due primarily to earnings realized in countries that have lower statutory tax rates.
Recent proposals to lower the U.S. corporate income tax rate would require us to reduce our net deferred tax assets upon enactment of new tax legislation, with a corresponding, one-time, non-cash increase in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of June 30, 2017	As of March 31, 2017	Increase/(Decrease)
Cash and cash equivalents	$2,248	$2,565	$(317)
Short-term investments	2,222	1,967	255
Total	$4,470	$4,532	$(62)
Percentage of total assets	61%	59%

	Three months ended June 30,
(In millions)	2017	2016	Change
Net cash provided by (used in) operating activities	$176	$(118)	$294
Net cash used in investing activities	(288)	(81)	(207)
Net cash used in financing activities	(215)	(249)	34
Effect of foreign exchange on cash and cash equivalents	10	(3)	13
Net increase (decrease) in cash and cash equivalents	$(317)	$(451)	$134
Changes in Cash Flow
Operating Activities. Net cash provided by operating activities increased by $294 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase is primarily driven by a $147 million increase in accounts receivable collections, primarily related to the sales of Mass Effect: Andromeda and the FIFA franchise during the three months ended June 30, 2017, as compared to the accounts receivable collections during the three months ended June 30, 2016, and a $74 million increase in other assets primarily due to higher prepaid royalty payments during the three months ended June 30, 2016 as compared to the three months ended June 30, 2017.
Investing Activities. Net cash used in investing activities increased by $207 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily driven by a $376 million increase in the purchase of short-term investments, partially offset by a $162 million increase in proceeds from the sales and maturities of short-term investments.
Financing Activities. Net cash used in financing activities decreased by $34 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily due to a $27 million decrease in repayments related to our 0.75% Convertible Senior Notes due 2016 (“Convertible Notes”), which matured during fiscal year 2017, and a $26 million increase in proceeds from the exercise of stock options during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This decrease was partially offset by a $21 million increase in the repurchase and retirement of common stock during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.
Cash Flow Reclassifications. The adoption of ASU 2016-09 at the beginning of fiscal year 2018 resulted in two changes to our cash flow presentation. First, excess tax benefits are now presented as operating activities rather than financing activities. Second, cash payments to taxing authorities in connection with shares withheld to meet statutory tax withholding requirements are now presented as a financing activity rather than as an operating activity. Both of these changes had the effect of increasing our cash provided by operating activities and increasing our cash used in financing activities for the three months ended June 30, 2017 and 2016. We recast our cash flow presentation for the three months ended June 30, 2016 to reflect the adoption of ASU 2016-09. For more information, see Note 1 - Description of Business and Basis of Presentation to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to ASU 2016-09.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of June 30, 2017, our short-term investments had gross unrealized losses of $3 million, or less than 1 percent of the total in short-term investments, and gross unrealized gains of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

Senior Notes
In February 2016, we issued $600 million aggregate principal amount of the 2021 Notes and $400 million aggregate principal amount of the 2026 Notes. We used the net proceeds of $989 million for general corporate purposes, including the payment of amounts due upon conversion of our Convertible Notes and the repurchase of our common stock, including under the $500 million stock repurchase program approved in February 2016 and completed in March 2016. The effective interest rate is 3.94% for the 2021 Notes and 4.97% for the 2026 Notes. Interest is payable semiannually in arrears, on March 1 and September 1 of each year. See Note 10 - Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our Senior Notes, which is incorporated by reference into this Item 2.
Credit Facility
In March 2015, we entered into a $500 million senior unsecured revolving credit facility with a syndicate of banks. As of June 30, 2017, no amounts were outstanding under the credit facility.
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
As of June 30, 2017, approximately $2.8 billion of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we may be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. We repurchased approximately 0.3 million shares for approximately $31 million under this program during the three months ended June 30, 2017. We completed repurchases under the May 2015 program in April 2017.
In May 2017, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a new program to repurchase up to $1.2 billion of our common stock. This stock repurchase program expires on May 31, 2019. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended June 30, 2017, we repurchased approximately 1.1 million shares for approximately $119 million under this program. We are actively repurchasing shares under this program.
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

OFF-BALANCE SHEET COMMITMENTS
As of June 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of June 30, 2017, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $124 million or $248 million, respectively. As of June 30, 2017, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $30 million or $59 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially. See Note 4 - Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.
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

As of June 30, 2017, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Fluctuations in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of June 30, 2017, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of June 30, 2017	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$1,129	$1,125	$1,121	$1,116	$1,112	$1,107	$1,103
U.S. Treasury securities	467	464	461	459	456	453	451
U.S. agency securities	154	153	152	151	151	150	149
Commercial paper	254	253	253	252	252	252	251
Foreign government securities	105	104	104	104	103	103	102
Asset-backed securities	137	137	136	136	135	134	134
Certificates of deposit	4	4	4	4	4	4	4
Total short-term investments	$2,250	$2,240	$2,231	$2,222	$2,213	$2,203	$2,194

Item 4.	Controls and Procedures
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
Changes in internal control over financial reporting
There has been no change in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended June 30, 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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

Our products and services are extremely complex software programs, and are difficult to develop and distribute. We have quality controls in place to detect defects in our products and services before they are released. Nonetheless, these quality controls are subject to human error, overriding, and reasonable resource or technical constraints. Therefore, these quality controls and preventative measures may not be effective in detecting all defects in our products and services before they have been released into the marketplace. In such an event, we could be required to, or may find it necessary to, offer a refund for the product or service, suspend the availability or sale of the product or service or expend significant resources to cure the defect, each of which could significantly harm our business and operating results.

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

Our products and services are marketed worldwide through a diverse spectrum of advertising and promotional programs such as online and mobile advertising, television advertising, retail merchandising, marketing through websites, event sponsorship and direct communications with our consumers including via email. Furthermore, an increasing portion of our marketing activity is taking place on social media platforms that are outside of our direct control. Our ability to sell our products and services is dependent in part upon the success of these programs, and changes to consumer preferences, marketing regulations, technology changes or service disruptions may negatively impact our ability to reach our customers. Moreover, if the marketing for our products and services fails to resonate with our customers, particularly during the critical holiday season or during other key selling periods, or if advertising rates or other media placement costs increase, our business and operating results could be harmed.

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

We are subject to taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision, tax assets, and accruals for other taxes, and there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective income tax rate could be adversely affected by our profit levels, changes in our business, reorganization of our business and operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in applicable tax laws or interpretations of existing tax laws, or changes in the valuation allowance for deferred tax assets, as well as other factors. We are also required to pay taxes other than income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and foreign jurisdictions. Furthermore, we are regularly subject to audit by tax authorities with respect to both income and such other non-income taxes. Adverse changes in our effective income tax rate, unfavorable audit results or tax rulings, or other changes resulting in significant additional tax liabilities could have material adverse effects upon our earnings, cash flows, and financial condition. In addition, the United States and other countries in which we do business consider changes to tax laws applicable to corporate multinationals, which could adversely affect our effective tax rates, cause us to change the way in which we structure our business or result in other costs to us.

Our reported financial results could be adversely affected by changes in financial accounting standards.

Our reported financial results are impacted by the accounting standards promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. These methods, estimates, and judgments are subject to risks, uncertainties, assumptions and changes that could adversely affect our reported financial position and financial results. In addition, changes to applicable financial accounting standards could adversely affect our reported financial position and financial results. For example, recently issued accounting standards are expected to materially change the way in which we recognize revenue and account for leases upon adoption. For more information, see Part I, Item 1 of this Form 10-Q in the Notes to Consolidated Financial Statements in Note 1 - Description of Business and Basis of Presentation under the subheading “Impact of Recently Issued Accounting Standards”.

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
Stock Purchase Programs
In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. We repurchased approximately 0.3 million shares for approximately $31 million under this program during the three months ended June 30, 2017. We completed repurchases under the May 2015 program and the program expired during the three months ended June 30, 2017.
In May 2017, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a new program to repurchase up to $1.2 billion of our common stock. This stock repurchase program expires on May 31, 2019. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended June 30, 2017, we repurchased approximately 1.1 million shares for approximately $119 million under this program. We are actively repurchasing shares under this program.
The following table summarizes the number of shares repurchased during the three months ended June 30, 2017:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
April 2 - April 29, 2017	344,733	$89.31	344,733	$—
April 30 - May 27, 2017	158,439	$107.78	158,439	$1,183
May 28 - July 1, 2017	912,224	$112.32	912,224	$1,080
	1,415,396	$106.20	1,415,396

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The exhibits listed in the accompanying index to exhibits on Page 57 are filed or incorporated by reference as part of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
August 8, 2017	Executive Vice President,
Chief Financial Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2017
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
10.1*	EA Bonus Plan Fiscal Year 2018 Addendum	8-K	000-17948	7/11/2017

10.2*	Form of 2017 Performance-Based Incremental Restricted Stock Unit Agreement	8-K	000-17948	6/7/2017

10.3*	Form of 2017 Supplemental Performance-Based Restricted Stock Unit Agreement for Patrick Söderlund	8-K	000-17948	6/7/2017

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS†	XBRL Instance Document				X

101.SCH†	XBRL Taxonomy Extension Schema Document				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Management contract or compensatory plan or arrangement

†
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income (Loss), (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.