Form 10-Q
period 2017-09-30
ELECTRONIC ARTS INC.
filed 2017-11-07
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of November 2, 2017, there were 307,925,453 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	September 30, 2017	March 31, 2017 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,067	$2,565
Short-term investments	2,288	1,967
Receivables, net of allowances of $116 and $145, respectively	812	359
Other current assets	248	308
Total current assets	5,415	5,199
Property and equipment, net	444	434
Goodwill	1,711	1,707
Acquisition-related intangibles, net	5	8
Deferred income taxes, net	248	286
Other assets	99	84
TOTAL ASSETS	$7,922	$7,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$187	$87
Accrued and other current liabilities	969	789
Deferred net revenue (online-enabled games)	1,116	1,539
Total current liabilities	2,272	2,415
Senior notes, net	991	990
Income tax obligations	122	104
Deferred income taxes, net	1	1
Other liabilities	148	148
Total liabilities	3,534	3,658
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 308 and 308 shares issued and outstanding, respectively	3	3
Additional paid-in capital	817	1,049
Retained earnings	3,641	3,027
Accumulated other comprehensive loss	(73)	(19)
Total stockholders’ equity	4,388	4,060
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,922	$7,718
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share data)	2017	2016	2017	2016
Net revenue:
Product	$454	$420	$1,282	$1,104
Service and other	505	478	1,126	1,065
Total net revenue	959	898	2,408	2,169
Cost of revenue:
Product	300	317	364	407
Service and other	89	84	179	173
Total cost of revenue	389	401	543	580
Gross profit	570	497	1,865	1,589
Operating expenses:
Research and development	331	291	656	585
Marketing and sales	160	143	281	271
General and administrative	118	111	223	219
Amortization of intangibles	2	1	3	3
Total operating expenses	611	546	1,163	1,078
Operating income (loss)	(41)	(49)	702	511
Interest and other income (expense), net	3	(3)	9	(11)
Income (loss) before provision for (benefit from) income taxes	(38)	(52)	711	500
Provision for (benefit from) income taxes	(16)	(14)	89	98
Net income (loss)	$(22)	$(38)	$622	$402
Earnings (loss) per share:
Basic	$(0.07)	$(0.13)	$2.01	$1.34
Diluted	$(0.07)	$(0.13)	$1.99	$1.28
Number of shares used in computation:
Basic	309	301	309	301
Diluted	309	301	313	315
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net income (loss)	$(22)	$(38)	$622	$402
Other comprehensive income (loss), net of tax:
Net losses on available-for-sale securities	—	(2)	—	—
Net gains (losses) on derivative instruments	(34)	(5)	(90)	17
Foreign currency translation adjustments	32	(6)	36	(11)
Total other comprehensive income (loss), net of tax	(2)	(13)	(54)	6
Total comprehensive income (loss)	$(24)	$(51)	$568	$408

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six Months Ended September 30,
(In millions)	2017	2016
OPERATING ACTIVITIES
Net income	$622	$402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	63	91
Stock-based compensation	110	96
Change in assets and liabilities:
Receivables, net	(454)	(493)
Other assets	66	37
Accounts payable	104	133
Accrued and other liabilities	100	109
Deferred income taxes, net	40	20
Deferred net revenue (online-enabled games)	(423)	(391)
Net cash provided by operating activities	228	4
INVESTING ACTIVITIES
Capital expenditures	(63)	(69)
Proceeds from maturities and sales of short-term investments	1,050	644
Purchase of short-term investments	(1,395)	(824)
Net cash used in investing activities	(408)	(249)
FINANCING ACTIVITIES
Payment of convertible notes	—	(163)
Proceeds from issuance of common stock	57	31
Cash paid to taxing authorities for shares withheld from employees	(105)	(106)
Repurchase and retirement of common stock	(303)	(256)
Net cash used in financing activities	(351)	(494)
Effect of foreign exchange on cash and cash equivalents	33	(8)
Decrease in cash and cash equivalents	(498)	(747)
Beginning cash and cash equivalents	2,565	2,493
Ending cash and cash equivalents	$2,067	$1,746
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$28	$26
Cash paid during the period for interest	21	22
Non-cash investing activities:
Change in accrued capital expenditures	$(6)	$(17)

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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2018 contains 52 weeks and ends on March 31, 2018. Our results of operations for the fiscal year ended March 31, 2017 contained 52 weeks and ended on April 1, 2017. Our results of operations for the three months ended September 30, 2017 and 2016 contained 13 weeks each and ended on September 30, 2017 and October 1, 2016, respectively. Our results of operations for the six months ended September 30, 2017 and 2016 contained 26 each and ended on September 30, 2017 and October 1, 2016, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
Recently Adopted Accounting Standards
As a result of the adoption of ASU 2016-09 at the beginning of fiscal year 2018, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, excess tax benefits of $3 million and $42 million for the three and six months ended September 30, 2017, respectively, were reflected in the Condensed Consolidated Statement of Income as a component of the provision for income taxes, whereas for the three and six months ended September 30, 2016, they were recognized in additional paid-in-capital.

The pronouncement also resulted in two changes to our cash flow presentation, which we applied retrospectively for comparability. Excess tax benefits are now presented as operating activities rather than financing activities, and cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements are now presented as a financing activity. The net increase to our reported net cash provided by operating activities and corresponding increase to cash used in financing activities resulting from the adoption of ASU 2016-09 for the six months ended September 30, 2017 and 2016 are as follows:

	Six months ended September 30,
(In millions):	2017	2016
Excess tax benefit from stock-based compensation	$42	$37
Cash paid to taxing authorities for shares withheld from employees	105	106
Increase to net cash provided by operating activities and net cash used in financing activities	$147	$143

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2017 and March 31, 2017, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of September 30, 2017	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$304	$304	$—	$—	Cash equivalents
Money market funds	93	93	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	1,247	—	1,247	—	Short-term investments and cash equivalents
U.S. Treasury securities	453	453	—	—	Short-term investments and cash equivalents
U.S. agency securities	133	—	133	—	Short-term investments and cash equivalents
Commercial paper	320	—	320	—	Short-term investments and cash equivalents
Foreign government securities	101	—	101	—	Short-term investments
Asset-backed securities	119	—	119	—	Short-term investments
Certificates of deposit	26	—	26	—	Short-term investments
Foreign currency derivatives	9	—	9	—	Other current assets and other assets
Deferred compensation plan assets (a)	10	10	—	—	Other assets
Total assets at fair value	$2,815	$860	$1,955	$—
Liabilities
Foreign currency derivatives	48	—	48	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	10	10	—	—	Other liabilities
Total liabilities at fair value	$58	$10	$48	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of March 31, 2017	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$233	$233	$—	$—	Cash equivalents
Money market funds	405	405	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	963	—	963	—	Short-term investments and cash equivalents
U.S. Treasury securities	460	460	—	—	Short-term investments and cash equivalents
U.S. agency securities	172	—	172	—	Short-term investments and cash equivalents
Commercial paper	270	—	270	—	Short-term investments and cash equivalents
Foreign government securities	113	—	113	—	Short-term investments
Asset-backed securities	135	—	135	—	Short-term investments
Foreign currency derivatives	19	—	19	—	Other current assets and other assets
Deferred compensation plan assets (a)	8	8	—	—	Other assets
Total assets at fair value	$2,778	$1,106	$1,672	$—
Liabilities
Foreign currency derivatives	8	—	8	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	9	9	—	—	Other liabilities
Total liabilities at fair value	$17	$9	$8	$—

(a)
The Deferred Compensation Plan assets consist of various mutual funds. See Note 13 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, for additional information regarding our Deferred Compensation Plan.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of September 30, 2017 and March 31, 2017, our cash and cash equivalents were $2,067 million and $2,565 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.

Short-Term Investments
Short-term investments consisted of the following as of September 30, 2017 and March 31, 2017 (in millions):

	As of September 30, 2017				As of March 31, 2017
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$1,235	$—	$(1)	$1,234	$944	$—	$(1)	$943
U.S. Treasury securities	410	—	(1)	409	414	—	(1)	413
U.S. agency securities	132	—	(1)	131	152	—	(1)	151
Commercial paper	268	—	—	268	212	—	—	212
Foreign government securities	101	—	—	101	113	—	—	113
Asset-backed securities	119	—	—	119	135	—	—	135
Certificates of deposit	26	—	—	26	—	—	—	—
Short-term investments	$2,291	$—	$(3)	$2,288	$1,970	$—	$(3)	$1,967
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of September 30, 2017 and March 31, 2017 (in millions):

	As of September 30, 2017		As of March 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$1,592	$1,591	$1,237	$1,236
Due 1 year through 5 years	696	694	721	719
Due after 5 years	3	3	12	12
Short-term investments	$2,291	$2,288	$1,970	$1,967

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of September 30, 2017			As of March 31, 2017
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$167	$8	$—	$185	$—	$5
Forward contracts to sell	$1,146	$1	$48	$840	$19	$3
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations was a gain of $5 million for the three months ended September 30, 2017 and a gain of $5 million for the three months ended September 30, 2016.
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations was a gain of $22 million for the six months ended September 30, 2017 and a gain of $11 million for the six months ended September 30, 2016.

The amount excluded from the assessment of hedge effectiveness during the three months ended September 30, 2017 and 2016 and recognized in interest and other income (expense), net, was immaterial.
The amount excluded from the assessment of hedge effectiveness was a gain of $5 million for the six months ended September 30, 2017 and recognized in interest and other income (expense), net. The amount excluded from the assessment of hedge effectiveness was immaterial for the six months ended September 30, 2016.
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

Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of September 30, 2017			As of March 31, 2017
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$139	$—	$—	$87	$—	$—
Forward contracts to sell	$425	$—	$—	$166	$—	$—

The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2017 and 2016, was as follows (in millions):

	Statement of Operations Classification	Amount of Gain (Loss) Recognized in the Statement of Operations
		Three Months Ended September 30,		Six Months Ended September 30,
		2017	2016	2017	2016
Foreign currency forward contracts not designated as hedging instruments	Interest and other income (expense), net	$(3)	$3	$(9)	$1

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended September 30, 2017 and 2016 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of June 30, 2017	$(3)	$(24)	$(44)	$(71)
Other comprehensive income (loss) before reclassifications	—	(29)	32	3
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5)	—	(5)
Total other comprehensive income (loss), net of tax	—	(34)	32	(2)
Balance as of September 30, 2017	$(3)	$(58)	$(12)	$(73)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of June 30, 2016	$3	$36	$(36)	$3
Other comprehensive income (loss) before reclassifications	(1)	(1)	(6)	(8)
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(4)	—	(5)
Total other comprehensive income (loss), net of tax	(2)	(5)	(6)	(13)
Balance as of September 30, 2016	$1	$31	$(42)	$(10)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended September 30, 2017 and 2016 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2017	$(3)	$32	$(48)	$(19)
Other comprehensive income (loss) before reclassifications	—	(68)	46	(22)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(22)	(10)	(32)
Total other comprehensive income (loss), net of tax	—	(90)	36	(54)
Balance as of September 30, 2017	$(3)	$(58)	$(12)	$(73)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2016	$1	$14	$(31)	$(16)
Other comprehensive income (loss) before reclassifications	1	27	(11)	17
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(10)	—	(11)
Total other comprehensive income (loss), net of tax	—	17	(11)	6
Balance as of September 30, 2016	$1	$31	$(42)	$(10)

The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and six months ended September 30, 2017 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended September 30, 2017	Six Months Ended September 30, 2017
(Gains) losses on cash flow hedges from forward contracts
Net revenue	$(3)	$(22)
Research and development	(2)	—
Total, net of tax	$(5)	$(22)

(Gains) losses on foreign currency translation
Interest and other income (expense), net	$—	$(10)
Total, net of tax	$—	$(10)

Total net (gain) loss reclassified, net of tax	$(5)	$(32)

The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and six months ended September 30, 2016 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended September 30, 2016	Six Months Ended September 30, 2016
(Gains) losses on available-for-sale securities
Interest and other income (expense), net	$(1)	$(1)
Total, net of tax	$(1)	$(1)

(Gains) losses on cash flow hedges from forward contracts
Net revenue	$(4)	$(9)
Research and development	—	(1)
Total, net of tax	$(4)	$(10)

Total net (gain) loss reclassified, net of tax	$(5)	$(11)

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the six months ended September 30, 2017 are as follows (in millions):

	As of March 31, 2017	Activity	Effects of Foreign Currency Translation	As of September 30, 2017
Goodwill	$2,075	$—	$4	$2,079
Accumulated impairment	(368)	—	—	(368)
Total	$1,707	$—	$4	$1,711
Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets.

Acquisition-related intangibles consisted of the following (in millions):

	As of September 30, 2017			As of March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$412	$(412)	$—	$412	$(412)	$—
Trade names and trademarks	106	(101)	5	106	(98)	8
Registered user base and other intangibles	5	(5)	—	5	(5)	—
Carrier contracts and related	85	(85)	—	85	(85)	—
Total	$608	$(603)	$5	$608	$(600)	$8
Amortization of intangibles for the three and six months ended September 30, 2017 and 2016 are classified in the Condensed Consolidated Statement of Operations as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Cost of service and other	$—	$8	$—	$16
Cost of product	—	4	—	9
Operating expenses	2	1	3	3
Total	$2	$13	$3	$28
Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, typically from 2 to 14 years. As of September 30, 2017 and March 31, 2017, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 0.9 years and 1.4 years, respectively.
As of September 30, 2017, future amortization of acquisition-related intangibles that will be recorded in the Condensed Consolidated Statement of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2018 (remaining six months)	$3
2019	2
Total	$5

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

Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through product and service sales. Any impairments or losses determined before the launch of a product are generally charged to research and development expense. Impairments or losses determined post-launch are charged to cost of revenue. We evaluate long-lived royalty-based assets for impairment using undiscounted cash flows when impairment indicators exist. If an impairment exists, then the assets are written down to fair value. Unrecognized minimum royalty-based commitments are accounted for as executory contracts, and therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated.

During the three and six months ended September 30, 2017 and 2016, we did not recognize any material losses or impairment charges on royalty-based commitments.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of September 30, 2017	As of March 31, 2017
Other current assets	$47	$79
Other assets	38	39
Royalty-related assets	$85	$118
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

	As of September 30, 2017	As of March 31, 2017
Accrued royalties	$183	$165
Other liabilities	85	97
Royalty-related liabilities	$268	$262
As of September 30, 2017, we were committed to pay approximately $1,061 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 11 for further information on our developer and licensor commitments.

(8) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of September 30, 2017 and March 31, 2017 consisted of (in millions):

	As of September 30, 2017	As of March 31, 2017
Computer, equipment and software	$726	$723
Buildings	327	316
Leasehold improvements	136	126
Equipment, furniture and fixtures, and other	80	82
Land	61	61
Construction in progress	6	7
	1,336	1,315
Less: accumulated depreciation	(892)	(881)
Property and equipment, net	$444	$434
During the three and six months ended September 30, 2017, depreciation expense associated with property and equipment was $30 million and $59 million, respectively.

During the three and six months ended September 30, 2016, depreciation expense associated with property and equipment was $28 million and $57 million, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of September 30, 2017 and March 31, 2017 consisted of (in millions):

	As of September 30, 2017	As of March 31, 2017
Other accrued expenses	$374	$210
Accrued compensation and benefits	186	267
Accrued royalties	183	165
Deferred net revenue (other)	226	147
Accrued and other current liabilities	$969	$789
Deferred net revenue (other) includes the deferral of subscription revenue, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
Deferred Net Revenue (Online-Enabled Games)
Deferred net revenue (online-enabled games) was $1,116 million and $1,539 million as of September 30, 2017 and March 31, 2017, respectively. Deferred net revenue (online-enabled games) generally includes the unrecognized revenue from bundled sales of online-enabled games for which we do not have VSOE for the obligation to provide unspecified updates. We recognize revenue from the sale of online-enabled games for which we do not have vendor-specific objective evidence of fair value (“VSOE”) for the unspecified updates on a straight-line basis, generally over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally-distributed games. However, we expense the cost of revenue related to these transactions generally during the period in which the product is delivered (rather than on a deferred basis).

(9) INCOME TAXES
The provision for income taxes for the three and six months ended September 30, 2017 is based on our projected annual effective tax rate for fiscal year 2018, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three and six months ended September 30, 2017 was 42.1 percent and 12.5 percent, respectively, as compared to 26.9 percent and 19.6 percent, respectively, for the same period in fiscal year 2017. The effective tax rate for the three and six months ended September 30, 2017, as compared to the three and six months ended September 30, 2016, benefited primarily due to the impact of the adoption of ASU 2016-09, which required us to recognize during the three and six months ended September 30, 2017, $3 million and $42 million, respectively, of excess tax benefits as a component of the provision for income taxes (previously excess tax benefits and tax deficiencies were recognized in additional paid-in-capital). Although the $3 million of excess tax benefits for the three months ended September 30, 2017 reduced tax expense, the effective tax rate for the three months ended September 30, 2017 increased due to the pre-tax book loss for the three months ended September 30, 2017.
When compared to the statutory rate of 35.0 percent, the effective tax rate for the three and six months ended September 30, 2017 benefited primarily due to earnings realized in countries that have lower statutory tax rates and the recognition of excess tax benefits from stock-based compensation. We anticipate that the impact of excess tax benefits and tax deficiencies may result in significant fluctuations to our effective tax rate in the future. Excluding excess tax benefits, our effective tax rate would have been 34.2 percent and 18.4 percent, respectively, for the three and six months ended September 30, 2017.
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
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of September 30, 2017	As of March 31, 2017
Senior Notes:
3.70% Senior Notes due 2021	$600	$600
4.80% Senior Notes due 2026	400	400
Total principal amount	$1,000	$1,000
Unaccreted discount	(2)	(2)
Unamortized debt issuance costs	(7)	(8)
Net carrying value of Senior Notes	$991	$990

Fair value of Senior Notes (Level 2)	$1,069	$1,054

As of September 30, 2017, the remaining life of the 2021 Notes and 2026 Notes is approximately 3.4 years and 8.4 years, respectively.

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

As of September 30, 2017, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for the three and six months ended September 30, 2017 and 2016 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Amortization of debt discount	$—	$(1)	$—	$(2)
Amortization of debt issuance costs	—	—	(1)	(1)
Coupon interest expense	(11)	(10)	(21)	(21)
Total interest expense	$(11)	$(11)	$(22)	$(24)

(11) COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of September 30, 2017, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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

The following table summarizes our minimum contractual obligations as of September 30, 2017 (in millions):

		Fiscal Years Ending March 31,
		2018
		(Remaining
	Total	six mos.)	2019	2020	2021	2022	2023	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,061	$78	$296	$243	$206	$194	$43	$1
Marketing commitments	422	26	115	103	77	74	27	—
Operating leases	231	18	41	37	37	30	22	46
Senior Notes interest	237	17	41	41	41	20	19	58
Other purchase obligations	97	14	28	22	10	5	4	14
Total unrecognized commitments	2,048	153	521	446	371	323	115	119

Recognized commitments
Senior Notes principal and interest	1,003	3	—	—	600	—	—	400
Licensing obligations	114	12	24	25	26	27	—	—
Total recognized commitments	1,117	15	24	25	626	27	—	400

Total commitments	$3,165	$168	$545	$471	$997	$350	$115	$519
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of September 30, 2017; however, certain payment obligations may be accelerated depending on the performance of our operating results. Furthermore, up to $32 million of the unrecognized amounts in the table above may be payable, at the licensor’s election, in shares of our common stock, subject to a $10 million maximum during any fiscal year. The number of shares to be issued will be based on their fair market value at the time of issuance.
In addition to what is included in the table above, as of September 30, 2017, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $122 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
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

There were an insignificant number of stock options granted during the three and six months ended September 30, 2017 and 2016.
The estimated assumptions used in the Black-Scholes valuation model to value our ESPP purchase rights were as follows:

	ESPP Purchase Rights
	Three Months Ended September 30,
	2017	2016
Risk-free interest rate	1.13 - 1.24%	0.5 - 0.6%
Expected volatility	28%	29 - 32%
Weighted-average volatility	28%	31%
Expected term	6 - 12 months	6 - 12 months
Expected dividends	None	None

There were no market-based restricted stock units granted during the three months ended September 30, 2017 and 2016.

Stock-Based Compensation Expense
Employee stock-based compensation expense recognized during the three and six months ended September 30, 2016 was calculated based on awards ultimately expected to vest and was reduced for estimated forfeitures. We adopted ASU 2016-09 at the beginning of fiscal year 2018 and elected to account for forfeitures as they occur. The adoption resulted in a cumulative-effect adjustment of $8 million, net of tax, decrease to retained earnings.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$1	$1	$2	$2
Research and development	36	27	64	54
Marketing and sales	9	8	16	15
General and administrative	16	12	28	25
Stock-based compensation expense	$62	$48	$110	$96

During the three months ended September 30, 2017, we recognized a $12 million deferred income tax benefit related to our stock-based compensation expense. During the three months ended September 30, 2016, we recognized a $9 million deferred income tax benefit related to our stock-based compensation expense.

During the six months ended September 30, 2017, we recognized a $22 million deferred income tax benefit related to our stock-based compensation expense. During the six months ended September 30, 2016, we recognized an $18 million deferred income tax benefit related to our stock-based compensation expense.
As of September 30, 2017, our total unrecognized compensation cost related to restricted stock units, market-based restricted stock units, performance-based restricted stock units, and stock options was $429 million and is expected to be recognized over a weighted-average service period of 2.0 years. Of the $429 million of unrecognized compensation cost, $320 million relates to restricted stock units, $67 million relates to market-based restricted stock units, $41 million relates to performance-based restricted stock units at target, and $1 million relates to stock options.
Stock Options
The following table summarizes our stock option activity for the six months ended September 30, 2017:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2017	2,377	$33.35
Granted	2	105.99
Exercised	(744)	40.47
Forfeited, cancelled or expired	(2)	46.31
Outstanding as of September 30, 2017	1,633	$30.19	5.91	$143
Vested and expected to vest	1,633	$30.19	5.91	$143
Exercisable as of September 30, 2017	1,553	$30.40	5.90	$136
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of September 30, 2017, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Units
The following table summarizes our restricted stock unit activity for the six months ended September 30, 2017:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2017	5,153	$65.03
Granted	1,881	110.72
Vested	(2,158)	110.98
Forfeited or cancelled	(244)	74.73
Outstanding as of September 30, 2017	4,632	$61.67

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
The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the six months ended September 30, 2017:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2017	—	$—
Granted	796	110.51
Forfeited or cancelled	—	—
Outstanding as of September 30, 2017	796	$110.51

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
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the six months ended September 30, 2017:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2017	1,282	$87.37
Granted	706	140.93
Vested	(430)	76.27
Forfeited or cancelled	(216)	91.88
Outstanding as of September 30, 2017	1,342	$118.35
Stock Repurchase Program
In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. We repurchased approximately 0.3 million shares for approximately $31 million under this program during the three months ended June 30, 2017. We completed repurchases under the May 2015 program in April 2017.
In May 2017, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $1.2 billion of our common stock. This stock repurchase program expires on May 31, 2019. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and six months ended September 30, 2017, we repurchased approximately 1.3 million and 2.4 million shares for approximately $153 million and $272 million, respectively, under this program. We are actively repurchasing shares under this program.

The following table summarizes total shares repurchased during the three and six months ended September 30, 2017 and 2016:

	May 2015 Program		May 2017 Program		Total
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Three months ended September 30, 2017	—	$—	1.3	$153	1.3	$153
Six months ended September 30, 2017	0.3	$31	2.4	$272	2.7	$303
Three months ended September 30, 2016	1.6	$127	—	$—	1.6	$127
Six months ended September 30, 2016	3.5	$256	—	$—	3.5	$256

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

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Net income (loss)	$(22)	$(38)	$622	$402
Shares used to compute earnings (loss) per share:
Weighted-average common stock outstanding — basic	309	301	309	301
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	—	—	4	3
Dilutive potential common shares related to the Convertible Notes (a)	—	—	—	2
Dilutive potential common shares related to the Warrants (a)	—	—	—	9
Weighted-average common stock outstanding — diluted	309	301	313	315
Earnings (loss) per share:
Basic	$(0.07)	$(0.13)	$2.01	$1.34
Diluted	$(0.07)	$(0.13)	$1.99	$1.28

As a result of our net loss for the three months ended September 30, 2017, we have excluded all potentially dilutive common shares from the diluted loss per share calculation as their inclusion would have had an antidilutive effect. Had we reported net income for this period, an additional 3 million shares of common stock related to our outstanding equity-based instruments would have been included in the number of shares used to calculate Diluted EPS for the three months ended September 30, 2017.

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

For the six months ended September 30, 2017 and 2016, an immaterial amount of stock options, restricted stock units and market-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. Our performance-based restricted stock units, which are considered contingently issuable shares, are also excluded from the treasury stock method computation because the related performance-based milestones were not achieved as of the end of the reporting period.

(a)
See Note 10 - Financing Arrangements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, for additional information regarding the potential dilutive shares related to our Convertible Notes and Warrants.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Electronic Arts Inc.:
We have reviewed the condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries as of September 30, 2017, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three‑month and six-month periods ended September 30, 2017 and October 1, 2016, and the related condensed consolidated statements of cash flows for the six-month periods ended September 30, 2017 and October 1, 2016. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
November 6, 2017

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

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three and six months ended September 30, 2017, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 as filed with the SEC on May 24, 2017 and in other documents we have filed with the SEC.
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
Financial Results
Our key financial results for our fiscal quarter ended September 30, 2017 were as follows:

•	Total net revenue was $959 million, up 7 percent year-over-year. On a constant currency basis, we estimate that total net revenue would have been $978 million, up 9 percent year over year.

•	Digital net revenue was $689 million, up 22 percent year-over-year.

•
International net revenue was $532 million, up 5 percent year-over-year. On a constant currency basis, we estimate that international net revenue would have been $550 million, up 8 percent year over year.

•	Gross margin was 59.4 percent, up 4.1 percentage points year-over-year.

•	Operating expenses were $611 million, up 12 percent year-over-year. On a constant currency basis, we estimate that total operating expenses would have been $608 million, up 11 percent year over year.

•	Net loss was $22 million with diluted loss per share of $0.07.

•	Total cash, cash equivalents and short-term investments were $4,355 million.

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

Concentration of Sales Among the Most Popular Games. In all major segments of our industry, we see a large portion of games sales concentrated on the most popular titles. Similarly, a significant portion of our revenue historically has been derived from games based on a few popular franchises, several of which we have released on an annual or bi-annual basis. The increased importance to our business of revenue attributable to our live services, has accelerated this trend. For example, we derive a material portion of our revenue from the Ultimate Team game mode which is available in our annualized FIFA, Madden NFL and NHL games.

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

Net Bookings. In order to improve transparency into our business, we disclose an operating performance metric, net bookings. Net bookings is defined as the net amount of products and services sold digitally or sold-in physically in the period. Net bookings is calculated by adding total net revenue to the change in deferred net revenue for online-enabled games.

The following is a calculation of our total net bookings for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2017	2016	2017	2016
Total net revenue	$959	$898	$2,408	$2,169
Change in deferred net revenue (online-enabled games)	220	200	(454)	(389)
Net bookings	$1,179	$1,098	$1,954	$1,780

Net bookings were $1,179 million for the three months ended September 30, 2017, driven by sales related to FIFA Ultimate Team, Madden 18, and FIFA Online 3 in Asia. Net bookings increased $81 million or 7 percent as compared to the three months ended September 30, 2016 due primarily to stronger sales related to the FIFA, Battlefield, and Madden franchises on a year-over-year basis. Digital net bookings were $579 million for the three months ended September 30, 2017, an increase of $93 million or 19 percent as compared to three months ended September 30, 2016. The increase in digital net bookings was driven by live services which grew $55 million or 22 percent year-over-year, primarily due to FIFA Ultimate Team, Madden Ultimate Team, Battlefield 1, FIFA Online 3 in Asia and The Sims 4; full game PC and console downloads which grew $26 million or 28 percent year-over-year, primarily due to full game downloads of Battlefield 1 and Madden NFL 18; and our mobile business which grew $12 million or 9 percent year-over-year, primarily due to Star Wars: Galaxy of Heroes and Madden NFL Mobile.

Recent Developments
Stock Repurchase Program. In May 2017, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $1.2 billion of our common stock. This stock repurchase program expires on May 31, 2019. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and six months ended September 30, 2017, we repurchased approximately 1.3 million and 2.4 million shares for approximately $153 million and $272 million, respectively, under this program. We are actively repurchasing shares under this program.

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

We have an established historical pattern of providing unspecified updates (e.g., player roster updates to Madden NFL 18) to online-enabled games and related content at no additional charge to the consumer. Because we do not have vendor-specific objective evidence of fair value (“VSOE”) for these unspecified updates, we are required by current U.S. GAAP to recognize as revenue the entire sales price of these online-enabled games and related content over the period we expect to offer the unspecified updates to the consumer (“estimated offering period”).

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
For example, for the sale of an online-enabled game, we usually have multiple distinct performance obligations such as software, future update rights, and an online service. The software performance obligation represents the initial game delivered digitally or via physical disc. The future update rights performance obligation may include software patches or updates, maintenance, and/or additional free content to be delivered in the future. And lastly, the online service performance obligation consists of providing the customer with a service of online activities (e.g., online playability). Under current software revenue recognition rules, we recognize as revenue the entire sales price over the estimated offering period. However, under the New Revenue Standard, we will recognize a portion of the sales price as revenue upon delivery of the software performance obligation with the future update rights and online services portions recognized ratably over the estimated offering period. We currently estimate that a significant portion of the sales price will be allocated to the software performance obligation and recognized upon delivery, and the remaining will be allocated to the future update rights and the online service performance obligations and recognized ratably over the estimated offering period. As a result, we expect a significant portion of our annual revenue, and thereby annual profit, will shift from the first and fourth fiscal quarters to the second and third fiscal quarters which is historically when a significant portion of our annual bookings and software deliveries have been made.

In addition, both portions of sales price allocated to future update rights and online services will be classified as service revenue under the New Revenue Standard (currently, only future update rights are generally presented as product revenue). Therefore, upon adoption, an increased portion of our sales from online-enabled games will be presented as service revenue than is currently reported today. Also, upon adoption of the New Revenue Standard, we will present our sales returns and price protection reserves as liabilities (currently, sales returns and price protection reserves are classified as contra-assets within receivables on our Condensed Consolidated Balance Sheets).
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this standard to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. We anticipate adopting this standard beginning in the first quarter of fiscal year 2020, when the updated guidance is effective for us. We are currently evaluating the impact of this new standard on our Condensed Consolidated Financial Statements and related disclosures.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This update is intended to make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. This update is effective for us beginning in the first quarter of fiscal year 2020. Early adoption is permitted. We are currently evaluating the timing of adoption and impact of this new standard on our Condensed Consolidated Financial Statements and related disclosures.
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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2018 contains 52 weeks and ends on March 31, 2018. Our results of operations for the fiscal year ended March 31, 2017 contained 52 weeks and ended on April 1, 2017. Our results of operations for the three months ended September 30, 2017 and 2016 contained 13 weeks each and ended on September 30, 2017 and October 1, 2016, respectively. Our results of operations for the six months ended September 30, 2017 and 2016 contained 26 weeks each and ended on September 30, 2017 and October 1, 2016, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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

Net Revenue Quarterly Analysis

Net Revenue

For the three months ended September 30, 2017, net revenue was $959 million and increased $61 million, or 7 percent, as compared to the three months ended September 30, 2016. This increase was driven by a $280 million increase in revenue primarily from the Battlefield and FIFA franchises, and Mass Effect: Andromeda. This increase was partially offset by a $219 million decrease in revenue primarily from the Star Wars and Need for Speed franchises.

Net Revenue by Product Revenue and Service and Other Revenue

Our Net Revenue by Product revenue and Service and other revenue for the three months ended September 30, 2017 and 2016 was as follows (in millions):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Net revenue:
Product	$454	$420	$34	8%
Service and other	505	478	27	6%
Total net revenue	$959	$898	$61	7%

Product Revenue

For the three months ended September 30, 2017, Product net revenue was $454 million, primarily driven by Battlefield 1, FIFA 17, and FIFA Online 3 in Asia. Product net revenue increased $34 million, or 8 percent, as compared to the three months ended September 30, 2016. This increase was driven by a $197 million increase primarily from Battlefield 1 and Mass Effect: Andromeda. This increase was partially offset by a $163 million decrease primarily from Star Wars Battlefront and UFC 2.

Service and Other Revenue

For the three months ended September 30, 2017, Service and other net revenue was $505 million, primarily driven by FIFA Ultimate Team, Star Wars: Galaxy of Heroes and Battlefield 1 Premium. Service and other net revenue for the three months ended September 30, 2017 increased $27 million, or 6 percent, as compared to the three months ended September 30, 2016. This increase was driven by a $95 million increase primarily from FIFA Ultimate Team and Battlefield 1 Premium. This increase was partially offset by a $68 million decrease primarily from Need for Speed 2015 and the Plants vs. Zombies franchise.

Supplemental Net Revenue by Type
As we continue to evolve our business and more of our products are delivered to consumers digitally, we place a greater emphasis and focus on assessing our business performance through a review of net revenue by type.

Our net revenue by type for the three months ended September 30, 2017 and 2016 was as follows (in millions):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change

Full game downloads	$123	$94	$29	31%
Live services (a)	408	323	85	26%
Mobile	158	149	9	6%
Total Digital	$689	$566	$123	22%

Packaged goods and other	$270	$332	$(62)	(19)%
Net revenue	$959	$898	$61	7%

(a)	Live services net revenue is comprised of net revenue previously presented as “Extra content” and “Subscription, advertising, and other” through the fourth quarter of fiscal 2017.

Digital Net Revenue

Digital net revenue includes full game downloads, live services, and mobile revenue. Digital net revenue includes game software distributed through our direct-to-consumer PC platform Origin, distributed wirelessly through mobile carriers, or licensed to our third-party publishing partners who distribute our games digitally.

For the three months ended September 30, 2017, digital net revenue was $689 million primarily driven by FIFA Ultimate Team, FIFA Online 3 in Asia, Battlefield 1, and Star Wars: Galaxy of Heroes. Digital net revenue for the three months ended September 30, 2017 increased $123 million, or 22 percent, as compared to the three months ended September 30, 2016. This increase is due to (1) a $29 million or 31 percent increase in full-game download net revenue primarily driven by Mass Effect: Andromeda and Battlefield 1, (2) an $85 million or 26 percent increase in live services net revenue primarily driven by our Ultimate Team game mode and Battlefield 1 Premium, and (3) a $9 million or 6 percent increase in mobile net revenue primarily driven by FIFA Mobile.

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

For the three months ended September 30, 2017, packaged goods and other net revenue was $270 million, primarily driven by Battlefield 1, FIFA 17, and Mass Effect: Andromeda. Packaged goods and other net revenue for the three months ended September 30, 2017 decreased $62 million, or 19 percent, as compared to the three months ended September 30, 2016. This decrease was driven by a $187 million decrease in net revenue primarily from the Star Wars and Need for Speed franchises. This decrease was partially offset by a $125 million increase primarily from the Battlefield and Mass Effect franchises.

Net Revenue Year-to-Date Analysis

Net Revenue

For the six months ended September 30, 2017, net revenue was $2,408 million and increased $239 million, or 11 percent, as compared to the three months ended September 30, 2016. This increase was driven by a $741 million increase in revenue primarily from the Battlefield and FIFA franchises, and Mass Effect: Andromeda. This increase was partially offset by a $502 million decrease in revenue primarily from the Star Wars and Need for Speed franchises.

Net Revenue by Product Revenue and Service and Other Revenue

Our Net Revenue by Product revenue and Service and other revenue for the six months ended September 30, 2017 and 2016 was as follows (in millions):

	Six Months Ended September 30,
	2017	2016	$ Change	% Change
Net revenue:
Product	$1,282	$1,104	$178	16%
Service and other	1,126	1,065	61	6%
Total net revenue	$2,408	$2,169	$239	11%

Product Revenue

For the six months ended September 30, 2017, Product net revenue was $1,282 million, primarily driven by Battlefield 1, FIFA 17, and Mass Effect: Andromeda. Product net revenue increased $178 million, or 16 percent, as compared to the six months ended September 30, 2016. This increase was driven by a $560 million increase primarily from Battlefield 1 and Mass Effect: Andromeda. This increase was partially offset by a $382 million decrease primarily from Star Wars Battlefront and UFC 2.

Service and Other Revenue

For the six months ended September 30, 2017, Service and other net revenue was $1,126 million, primarily driven by FIFA Ultimate Team, Star Wars: Galaxy of Heroes and Battlefield 1 Premium. Service and other net revenue for the six months ended September 30, 2017 increased $61 million, or 6 percent, as compared to the six months ended September 30, 2016. This increase was driven by a $214 million increase primarily from FIFA Ultimate Team and Battlefield 1 Premium. This increase was partially offset by a $153 million decrease primarily from Need for Speed 2015 and the Plants vs. Zombies franchise.

Supplemental Net Revenue by Type
Our net revenue by type for the six months ended September 30, 2017 and 2016 was as follows (in millions):

	Six Months Ended September 30,
	2017	2016	$ Change	% Change

Full game downloads	$332	$231	$101	44%
Live services (a)	909	710	199	28%
Mobile	327	314	13	4%
Total Digital	$1,568	$1,255	$313	25%

Packaged goods and other	$840	$914	$(74)	(8)%
Net revenue	$2,408	$2,169	$239	11%

(a)	Live services net revenue is comprised of net revenue previously presented as “Extra content” and “Subscription, advertising, and other” through the fourth quarter of fiscal 2017.

Digital Net Revenue

For the six months ended September 30, 2017, digital net revenue was $1,568 million primarily driven by FIFA Ultimate Team, Battlefield 1, and FIFA Online 3 in Asia. Digital net revenue for the six months ended September 30, 2017 increased $313 million, or 25 percent, as compared to the six months ended September 30, 2016. This increase is due to (1) a $101 million or 44 percent increase in full-game download net revenue primarily driven by Battlefield 1 and Mass Effect: Andromeda, (2) a $199 million or 28 percent increase in live services net revenue primarily driven by our Ultimate Team game mode and Battlefield 1 Premium, and (3) a $13 million or 4 percent increase in mobile net revenue primarily driven by Star Wars: Galaxy of Heroes and FIFA Mobile.

Packaged Goods and Other Net Revenue

For the six months ended September 30, 2017, packaged goods and other net revenue was $840 million, primarily driven by FIFA 17, Battlefield 1 and Madden NFL 17. Packaged goods and other net revenue for the six months ended September 30, 2017 decreased $74 million, or 8 percent, as compared to the six months ended September 30, 2016. This decrease was driven by a $351 million decrease in net revenue primarily from the Star Wars and Need for Speed franchises. This decrease was partially offset by a $425 million increase primarily from the Battlefield and Mass Effect franchises.

Cost of Revenue Quarterly Analysis

Cost of revenue for the three months ended September 30, 2017 and 2016 was as follows (in millions):

	September 30, 2017	% of Related Net Revenue	September 30, 2016	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$300	66.1%	$317	75.5%	(5.4)%	(9.4)%
Service and other	89	17.6%	84	17.6%	6.0%	—%
Total cost of revenue	$389	40.6%	$401	44.7%	(3.0)%	(4.1)%

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
Cost of product revenue decreased by $17 million, or 5.4 percent during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This decrease was primarily due to a decrease in inventory and warehouse operations costs as a result of the closure of our Switzerland distribution business in fiscal year 2017, as well as a decrease in intangible amortization.

Cost of Service and Other Revenue
Cost of service and other revenue consists primarily of (1) royalty costs, (2) data center, bandwidth and server costs associated with hosting our online games and websites, (3) inventory costs, (4) platform processing fees from operating our website-based games on third party platforms, and (5) credit card fees associated with our service revenue.

Cost of service and other revenue increased by $5 million, or 6.0 percent during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This increase was primarily due to an increase in royalty costs associated with higher sales from FIFA Ultimate Team and Madden Ultimate Team, offset by an $8 million decrease in intangible amortization.

Total Cost of Revenue as a Percentage of Total Net Revenue
During the three months ended September 30, 2017, total cost of revenue as a percentage of total net revenue decreased by 4.1 percent as compared to the three months ended September 30, 2016. This decrease was primarily due to a decrease in inventory and warehouse operations costs as a result of the closure of our Switzerland distribution business in fiscal year 2017, and an increase in the proportion of our digital net revenues to packaged goods and other net revenues.

Cost of Revenue Year-to-Date Analysis

Cost of revenue for the six months ended September 30, 2017 and 2016 was as follows (in millions):

	September 30, 2017	% of Related Net Revenue	September 30, 2016	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$364	28.4%	$407	36.9%	(10.6)%	(8.5)%
Service and other	179	15.9%	173	16.2%	3.5%	(0.3)%
Total cost of revenue	$543	22.5%	$580	26.7%	(6.4)%	(4.2)%

Cost of Product Revenue
Cost of product revenue decreased by $43 million, or 10.6 percent during the six months ended September 30, 2017, as compared to the six months ended September 30, 2016. This decrease was primarily due to a decrease in inventory and warehouse operations costs as a result of the closure of our Switzerland distribution business in fiscal year 2017 along with a decrease in packaged good sales during the six months ended September 30, 2017, as compared to the six months ended September 30, 2016, and a $9 million decrease in intangible amortization.

Cost of Service and Other Revenue

Cost of service and other revenue increased by $6 million, or 3.5 percent during the six months ended September 30, 2017, as compared to the six months ended September 30, 2016. This increase was primarily due to an increase in royalty costs associated with FIFA Ultimate Team and Madden Ultimate Team, offset by a $16 million decrease in intangible amortization.

Total Cost of Revenue as a Percentage of Total Net Revenue
During the six months ended September 30, 2017, total cost of revenue as a percentage of total net revenue decreased by 4.2 percent as compared to the six months ended September 30, 2016. This decrease was primarily due to a decrease in inventory and warehouse operations costs as a result of the closure of our Switzerland distribution business in fiscal year 2017, and an increase in the proportion of our digital net revenues to packaged goods and other net revenues.
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
Research and development expenses for the three and six months ended September 30, 2017 and 2016 were as follows (in millions):

	September 30, 2017	% of Net Revenue	September 30, 2016	% of Net Revenue	$ Change	% Change
Three months ended	$331	35%	$291	32%	$40	14%
Six months ended	$656	27%	$585	27%	$71	12%

Research and development expenses increased by $40 million, or 14 percent, during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This $40 million increase was primarily due to (1) a $15 million increase in personnel-related costs primarily resulting from an increase in headcount, (2) a $9 million increase in contracted services and development advances to third-party developers, (3) a $9 million increase in stock-based compensation, and (4) a $5 million increase in third-party hosting costs related to development efforts.

Research and development expenses increased by $71 million, or 12 percent, during the six months ended September 30, 2017, as compared to the six months ended September 30, 2016. This $71 million increase was primarily due to (1) a $29 million increase in personnel-related costs primarily resulting from an increase in headcount, (2) a $15 million increase in contracted services and development advances to third-party developers primarily related to Star Wars, Need for Speed and Titanfall franchises, (3) a $10 million increase in stock-based compensation, (4) a $7 million increase in facility-related costs, and (5) a $6 million increase in third-party hosting costs related to development efforts.

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.

Marketing and sales expenses for the three and six months ended September 30, 2017 and 2016 were as follows (in millions):

	September 30, 2017	% of Net Revenue	September 30, 2016	% of Net Revenue	$ Change	% Change
Three months ended	$160	17%	$143	16%	$17	12%
Six months ended	$281	12%	$271	12%	$10	4%

Marketing and sales expenses increased by $17 million, or 12 percent, during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This $17 million increase was primarily due to a $22 million increase in advertising expenses primarily related to Madden NFL 18, FIFA 18 and Star Wars: Galaxy of Heroes during the three months ended September 30, 2017, partially offset by a $4 million decrease in contracted services as a result of a reduction in creative agency costs during the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.

Marketing and sales expenses increased by $10 million, or 4 percent, during the six months ended September 30, 2017, as compared to the six months ended September 30, 2016. This $10 million increase was primarily due to a $22 million increase in advertising expenses primarily related to Madden NFL 18, FIFA 18 and Star Wars: Galaxy of Heroes during the six months ended September 30, 2017, partially offset by a $8 million decrease in contracted services as a result of a reduction in creative agency costs during the six months ended September 30, 2017, as compared to the six months ended September 30, 2016.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three and six months ended September 30, 2017 and 2016 were as follows (in millions):

	September 30, 2017	% of Net Revenue	September 30, 2016	% of Net Revenue	$ Change	% Change
Three months ended	$118	12%	$111	12%	$7	6%
Six months ended	$223	9%	$219	10%	$4	2%
General and administrative expenses increased by $7 million, or 6%, three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This $7 million increase was primarily due to a $4 million increase in contracted services and a $4 million increase in stock-based compensation.
General and administrative expenses remained relatively consistent during the six months ended September 30, 2017, as compared to the six months ended September 30, 2016.

Income Taxes
Provision for income taxes for the three and six months ended September 30, 2017 and 2016 were as follows (in millions):

	September 30, 2017	Effective Tax Rate	September 30, 2016	Effective Tax Rate
Three Months Ended	$(16)	42.1%	$(14)	26.9%
Six Months Ended	$89	12.5%	$98	19.6%
The provision for income taxes for the three and six months ended September 30, 2017 is based on our projected annual effective tax rate for fiscal year 2018, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three and six months ended September 30, 2017 was 42.1 percent and 12.5 percent, respectively, as compared to 26.9 percent and 19.6 percent, respectively, for the same period in fiscal year 2017. The effective tax rate for the three and six months ended September 30, 2017, as compared to the three and six months ended September 30, 2016, benefited primarily due to the impact of the adoption of ASU 2016-09, which required us to recognize during the three and six months ended September 30, 2017, $3 million and $42 million, respectively, of excess tax benefits as a component of the provision for income taxes (previously excess tax benefits and tax deficiencies were recognized in additional paid-in-capital). Although the $3 million of excess tax benefits for the three months ended September 30, 2017 reduced tax expense, the effective tax rate for the three months ended September 30, 2017 increased due to the pre-tax book loss for the three months ended September 30, 2017.
When compared to the statutory rate of 35.0 percent, the effective tax rate for the three and six months ended September 30, 2017 benefited primarily due to earnings realized in countries that have lower statutory tax rates and the recognition of excess tax benefits from stock-based compensation. We anticipate that the impact of excess tax benefits and tax deficiencies may result in significant fluctuations to our effective tax rate in the future. Excluding excess tax benefits, our effective tax rate would have been 34.2 percent and 18.4 percent, respectively, for the three and six months ended September 30, 2017.
Recent proposals to lower the U.S. corporate income tax rate would require us to reduce our net deferred tax assets upon enactment of new tax legislation, with a corresponding, one-time, non-cash increase in income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of September 30, 2017	As of March 31, 2017	Increase/(Decrease)
Cash and cash equivalents	$2,067	$2,565	$(498)
Short-term investments	2,288	1,967	321
Total	$4,355	$4,532	$(177)
Percentage of total assets	55%	59%

	Six Months Ended September 30,
(In millions)	2017	2016	Change
Net cash provided by operating activities	$228	$4	$224
Net cash used in investing activities	(408)	(249)	(159)
Net cash used in financing activities	(351)	(494)	143
Effect of foreign exchange on cash and cash equivalents	33	(8)	41
Net decrease in cash and cash equivalents	$(498)	$(747)	$249
Changes in Cash Flow
Operating Activities. Net cash provided by operating activities increased by $224 million during the six months ended September 30, 2017 as compared to the six months ended September 30, 2016. The increase is primarily driven by a $239 million increase in net revenue, primarily related to the Battlefield and FIFA franchises, and Mass Effect: Andromeda during the six months ended September 30, 2017 as compared to the six months ended September 30, 2016.
Investing Activities. Net cash used in investing activities increased by $159 million during the six months ended September 30, 2017 as compared to the six months ended September 30, 2016 primarily driven by a $571 million increase in the purchase of short-term investments. The increase is partially offset by a $406 million increase in proceeds from the sales and maturities of short-term investments.
Financing Activities. Net cash used in financing activities decreased by $143 million during the six months ended September 30, 2017 as compared to the six months ended September 30, 2016 primarily due to a repayment of $163 million of indebtedness during the six months ended September 30, 2016 and a $26 million increase in proceeds from the exercise of stock options and the purchase of ESPP, during the six months ended September 30, 2017 as compared to the six months ended September 30, 2016. This decrease was partially offset by a $47 million increase in the repurchase and retirement of common stock during the six months ended September 30, 2017 as compared to the six months ended September 30, 2016.
Cash Flow Reclassifications. The adoption of ASU 2016-09 at the beginning of fiscal year 2018 resulted in two changes to our cash flow presentation. First, excess tax benefits are now presented as operating activities rather than financing activities. Second, cash payments to taxing authorities in connection with shares withheld to meet statutory tax withholding requirements are now presented as a financing activity rather than as an operating activity. Both of these changes had the effect of increasing our cash provided by operating activities and increasing our cash used in financing activities for the six months ended September 30, 2017 and 2016. We recast our cash flow presentation for the six months ended September 30, 2016 to reflect the adoption of ASU 2016-09. For more information, see Note 1 - Description of Business and Basis of Presentation to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to ASU 2016-09.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of September 30, 2017, our short-term investments had gross unrealized losses of $3 million, or less than 1 percent of the total in short-term investments, and gross unrealized gains of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs. Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

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
Credit Facility
In March 2015, we entered into a $500 million senior unsecured revolving credit facility with a syndicate of banks. As of September 30, 2017, no amounts were outstanding under the credit facility.
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
As of September 30, 2017, approximately $2.8 billion of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions. While we have no plans to repatriate these funds to the United States in the short term, if we choose to do so, we may be required to accrue and pay additional taxes on any portion of the repatriation where no United States income tax had been previously provided.
In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. We repurchased approximately 0.3 million shares for approximately $31 million under this program during the three months ended June 30, 2017. We completed repurchases under the May 2015 program in April 2017.
In May 2017, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a new program to repurchase up to $1.2 billion of our common stock. This stock repurchase program expires on May 31, 2019. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and six months ended September 30, 2017, we repurchased approximately 1.3 million and 2.4 million shares for approximately $153 million and $272 million, respectively, under this program. We are actively repurchasing shares under this program.
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

Contractual Obligations and Commercial Commitments
Note 11 - Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our contractual obligations and commercial commitments, which is incorporated by reference into this Item 2.

OFF-BALANCE SHEET COMMITMENTS
As of September 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of September 30, 2017, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $136 million or $272 million, respectively. As of September 30, 2017, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $56 million or $112 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially. See Note 4 - Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.
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

As of September 30, 2017, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Fluctuations in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of September 30, 2017, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of September 30, 2017	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$1,248	$1,243	$1,239	$1,234	$1,230	$1,225	$1,221
U.S. Treasury securities	416	413	411	409	406	403	401
U.S. agency securities	134	133	132	131	131	130	130
Commercial paper	269	269	268	268	267	267	266
Foreign government securities	102	102	101	101	100	100	99
Asset-backed securities	120	120	119	119	118	118	117
Certificates of deposit	26	26	26	26	26	26	26
Total short-term investments	$2,315	$2,306	$2,296	$2,288	$2,278	$2,269	$2,260

Item 4.	Controls and Procedures
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
Changes in internal control over financial reporting
There has been no change in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended September 30, 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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

We may make acquisitions or enter into other strategic transactions including (1) acquisitions of companies, businesses, intellectual properties, and other assets, (2) minority investments in strategic partners, and (3) investments in new interactive entertainment businesses as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment, that we acquire liabilities, diversion of management’s attention from our other businesses, the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased cash and non-cash expenses. In addition, we may not integrate these businesses successfully, including experiencing difficulty in the integration of business systems and technologies, the integration and retention of new employees, or in the maintenance of key business and customer relationships. These events could harm our operating results or financial condition. We also may divest or sell assets or a business and we may have difficulty selling such assets or business on acceptable terms in a timely manner. This could result in a delay in the achievement of our strategic objectives, cause us to incur additional expense, or the sale of such assets or business at a price or on terms that are less favorable than we anticipated.

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
In May 2017, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $1.2 billion of our common stock. This stock repurchase program expires on May 31, 2019. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and six months ended September 30, 2017, we repurchased approximately 1.3 million and 2.4 million shares for approximately $153 million and $272 million, respectively, under this program. We are actively repurchasing shares under this program.
The following table summarizes the number of shares repurchased during the three months ended September 30, 2017:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
July 2 - July 29, 2017	414,947	$109.18	414,947	$1,035
July 30 - August 26, 2017	407,307	$117.11	407,307	$987
August 27 - September 30, 2017	502,727	$118.61	502,727	$928
	1,324,981	$115.19	1,324,981

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The exhibits listed in the accompanying index to exhibits on Page 61 are filed or incorporated by reference as part of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
November 6, 2017	Executive Vice President,
Chief Financial Officer

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2017
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
10.1*	Form of Restricted Stock Unit Award Agreement for Outside Directors				X

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS†	XBRL Instance Document				X

101.SCH†	XBRL Taxonomy Extension Schema Document				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Management contract or compensatory plan or arrangement

†
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income (Loss), (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.