Form 10-Q
period 2017-12-31
ELECTRONIC ARTS INC.
filed 2018-02-06
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of February 2, 2018, there were 306,727,995 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2017

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	December 31, 2017	March 31, 2017 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,566	$2,565
Short-term investments	2,318	1,967
Receivables, net of allowances of $231 and $145, respectively	886	359
Other current assets	196	308
Total current assets	5,966	5,199
Property and equipment, net	447	434
Goodwill	1,879	1,707
Acquisition-related intangibles, net	81	8
Deferred income taxes, net	159	286
Other assets	110	84
TOTAL ASSETS	$8,642	$7,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91	$87
Accrued and other current liabilities	1,070	789
Deferred net revenue (online-enabled games)	1,946	1,539
Total current liabilities	3,107	2,415
Senior notes, net	992	990
Income tax obligations	194	104
Deferred income taxes, net	2	1
Other liabilities	261	148
Total liabilities	4,556	3,658
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 307 and 308 shares issued and outstanding, respectively	3	3
Additional paid-in capital	723	1,049
Retained earnings	3,455	3,027
Accumulated other comprehensive loss	(95)	(19)
Total stockholders’ equity	4,086	4,060
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,642	$7,718
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share data)	2017	2016	2017	2016
Net revenue:
Product	$547	$649	$1,829	$1,753
Service and other	613	500	1,739	1,565
Total net revenue	1,160	1,149	3,568	3,318
Cost of revenue:
Product	352	389	716	796
Service and other	149	127	328	300
Total cost of revenue	501	516	1,044	1,096
Gross profit	659	633	2,524	2,222
Operating expenses:
Research and development	329	285	985	870
Marketing and sales	230	240	511	511
General and administrative	120	110	343	329
Amortization of intangibles	1	2	4	5
Total operating expenses	680	637	1,843	1,715
Operating income (loss)	(21)	(4)	681	507
Interest and other income (expense), net	5	(2)	14	(13)
Income (loss) before provision for (benefit from) income taxes	(16)	(6)	695	494
Provision for (benefit from) income taxes	170	(5)	259	93
Net income (loss)	$(186)	$(1)	$436	$401
Earnings (loss) per share:
Basic	$(0.60)	$ (0.00)	$1.41	$1.33
Diluted	$(0.60)	$ (0.00)	$1.40	$1.28
Number of shares used in computation:
Basic	308	303	309	302
Diluted	308	303	312	314
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2017	2016	2017	2016
Net income (loss)	$(186)	$(1)	$436	$401
Other comprehensive income (loss), net of tax:
Net losses on available-for-sale securities	(4)	(5)	(4)	(5)
Net gains (losses) on derivative instruments	(6)	31	(96)	48
Foreign currency translation adjustments	(12)	(17)	24	(28)
Total other comprehensive income (loss), net of tax	(22)	9	(76)	15
Total comprehensive income (loss)	$(208)	$8	$360	$416

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended December 31,
(In millions)	2017	2016
OPERATING ACTIVITIES
Net income	$436	$401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	97	140
Stock-based compensation	173	144
Change in assets and liabilities:
Receivables, net	(527)	(367)
Other assets	79	40
Accounts payable	16	(6)
Accrued and other liabilities	265	276
Deferred income taxes, net	130	—
Deferred net revenue (online-enabled games)	408	513
Net cash provided by operating activities	1,077	1,141
INVESTING ACTIVITIES
Capital expenditures	(87)	(94)
Proceeds from maturities and sales of short-term investments	1,656	968
Purchase of short-term investments	(2,012)	(1,372)
Acquisition, net of cash acquired	(150)	—
Net cash used in investing activities	(593)	(498)
FINANCING ACTIVITIES
Payment of convertible notes	—	(163)
Proceeds from issuance of common stock	57	33
Cash paid to taxing authorities for shares withheld from employees	(112)	(112)
Repurchase and retirement of common stock	(453)	(383)
Net cash used in financing activities	(508)	(625)
Effect of foreign exchange on cash and cash equivalents	25	(28)
Increase (decrease) in cash and cash equivalents	1	(10)
Beginning cash and cash equivalents	2,565	2,493
Ending cash and cash equivalents	$2,566	$2,483
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$46	$51
Cash paid during the period for interest	21	23
Non-cash investing activities:
Change in accrued capital expenditures	$(13)	$(16)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
We are a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and online services that can be played by consumers on a variety of platforms, which include game consoles, PCs, mobile phones and tablets. In our games, we use established brands that we either wholly own (such as Battlefield, Mass Effect, Need for Speed, The Sims and Plants v. Zombies) or license from others (such as FIFA, Madden NFL and Star Wars). We also publish and distribute games developed by third parties.
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2018 contains 52 weeks and ends on March 31, 2018. Our results of operations for the fiscal year ended March 31, 2017 contained 52 weeks and ended on April 1, 2017. Our results of operations for the three months ended December 31, 2017 and 2016 contained 13 weeks each and ended on December 30, 2017 and December 31, 2016, respectively. Our results of operations for the nine months ended December 31, 2017 and 2016 contained 39 weeks each and ended on December 30, 2017 and December 31, 2016, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
Recently Adopted Accounting Standards
We adopted Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, at the beginning of fiscal year 2018. We reflected excess tax benefits of $40 million for the nine months ended December 31, 2017 in the Condensed Consolidated Statement of Income as a component of the provision for income taxes, whereas for the three and nine months ended December 31, 2016 they were recognized in additional paid-in-capital in the Condensed Consolidated Balance Sheets. The impact was immaterial for the three months ended December 31, 2017.

The pronouncement also resulted in two changes to our cash flow presentation, which we applied retrospectively for comparability. Excess tax benefits are now presented as operating activities rather than financing activities, and cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements are now presented as a financing activity instead of an operating activity. The net increase to our reported net cash provided by operating activities and corresponding increase to cash used in financing activities resulting from the adoption of ASU 2016-09 for the nine months ended December 31, 2017 and 2016 are as follows:

	Nine months ended December 31,
(In millions):	2017	2016
Excess tax benefits from stock-based compensation	$40	$53
Cash paid to taxing authorities for shares withheld from employees	112	112
Increase to net cash provided by operating activities and net cash used in financing activities	$152	$165

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
The New Revenue Standard is effective for us beginning in the first quarter of fiscal year 2019 and permits the use of either the full retrospective or modified retrospective transition methods. We anticipate adopting the New Revenue Standard on April 1, 2018 using the modified retrospective method, which recognizes the cumulative effect of initially applying the New Revenue Standard as an adjustment to retained earnings at the adoption date. We have reached conclusions on several key accounting assessments related to the New Revenue Standard and have identified certain impacts to our Condensed Consolidated Financial Statements.
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
For example, for the sale of an online-enabled game, we usually have multiple distinct performance obligations such as software, future update rights, and an online service. The software performance obligation represents the initial game delivered digitally or via physical disc. The future update rights performance obligation may include software patches or updates, maintenance, and/or additional free content to be delivered in the future. And lastly, the online service performance obligation consists of providing the customer with a service of online activities (e.g., online playability). Under current software revenue recognition rules, we recognize as revenue the entire sales price over the estimated offering period. However, under the New Revenue Standard, we currently estimate that a significant portion of the sales price will be allocated to the software performance obligation and recognized upon delivery, and the remaining portion will be allocated to the future update rights and the online service performance obligations and recognized ratably over the estimated offering period. As a result, we expect a significant portion of our annual revenue, and thereby annual profit, will shift from the first and fourth fiscal quarters to the second and third fiscal quarters which is historically when a significant portion of our annual bookings and software deliveries have been made. Further, we expect the net cumulative effect adjustment upon adoption to result in a pre-tax increase to retained earnings in the range of $600 million to $800 million. The range is based on our actual results through the third quarter of fiscal 2018 and our forecast of sales activity during the fourth quarter of fiscal 2018. These initial estimates will continue to be refined as we approach the adoption of the New Revenue Standard.
In addition, both portions of sales price allocated to future update rights and online services will be classified as service revenue under the New Revenue Standard (currently, future update rights are generally presented as product revenue). Therefore, upon adoption, an increased portion of our sales from online-enabled games will be presented as service revenue than is currently reported today. Also, upon adoption of the New Revenue Standard, a substantial majority of our sales returns and price protection reserves will be classified as liabilities (currently, these allowances are classified as contra-assets within receivables on our Condensed Consolidated Balance Sheets).

We expect to further refine our estimate of the impact to our consolidated financial statements during the fourth quarter of fiscal year 2018. We will continue to monitor additional changes, modifications, clarifications or interpretations by the SEC, which may impact current expectations. It is possible that during the fourth quarter of fiscal year 2018, we could identify items that result in additional material changes to our Condensed Consolidated Financial Statements.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2017 and March 31, 2017, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of December 31, 2017	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$299	$299	$—	$—	Cash equivalents
Money market funds	563	563	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	1,258	—	1,258	—	Short-term investments and cash equivalents
U.S. Treasury securities	446	446	—	—	Short-term investments
U.S. agency securities	118	—	118	—	Short-term investments and cash equivalents
Commercial paper	341	—	341	—	Short-term investments and cash equivalents
Foreign government securities	100	—	100	—	Short-term investments and cash equivalents
Asset-backed securities	134	—	134	—	Short-term investments
Certificates of deposit	22	—	22	—	Short-term investments
Foreign currency derivatives	8	—	8	—	Other current assets and other assets
Deferred compensation plan assets (a)	10	10	—	—	Other assets
Total assets at fair value	$3,299	$1,318	$1,981	$—
Liabilities
Contingent consideration (b)	$122	$—	$—	$122	Other liabilities
Foreign currency derivatives	41	—	41	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	11	11	—	—	Other liabilities
Total liabilities at fair value	$174	$11	$41	$122

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2017	$—
Additions	122
Balance as of December 31, 2017	$122

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of March 31, 2017	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$233	$233	$—	$—	Cash equivalents
Money market funds	405	405	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	963	—	963	—	Short-term investments and cash equivalents
U.S. Treasury securities	460	460	—	—	Short-term investments and cash equivalents
U.S. agency securities	172	—	172	—	Short-term investments and cash equivalents
Commercial paper	270	—	270	—	Short-term investments and cash equivalents
Foreign government securities	113	—	113	—	Short-term investments
Asset-backed securities	135	—	135	—	Short-term investments
Foreign currency derivatives	19	—	19	—	Other current assets and other assets
Deferred compensation plan assets (a)	8	8	—	—	Other assets
Total assets at fair value	$2,778	$1,106	$1,672	$—
Liabilities
Foreign currency derivatives	$8	$—	$8	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	9	9	—	—	Other liabilities
Total liabilities at fair value	$17	$9	$8	$—

(a)
The Deferred Compensation Plan assets consist of various mutual funds. See Note 13 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, for additional information regarding our Deferred Compensation Plan.

(b)
The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with our acquisition of Respawn Entertainment, LLC (“Respawn”) that is contingent upon the achievement of certain performance milestones. We estimated the fair value using a probability-weighted income approach combined with a real options methodology, and applied a discount rate that appropriately captures the risk associated with the obligation. The discount rates used ranged from 2.7 percent to 3.3 percent. See Note 6 for additional information regarding the Respawn acquisition.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of December 31, 2017 and March 31, 2017, our cash and cash equivalents were $2,566 million and $2,565 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.

Short-Term Investments
Short-term investments consisted of the following as of December 31, 2017 and March 31, 2017 (in millions):

	As of December 31, 2017				As of March 31, 2017
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$1,212	$—	$(3)	$1,209	$944	$—	$(1)	$943
U.S. Treasury securities	448	—	(2)	446	414	—	(1)	413
U.S. agency securities	117	—	(2)	115	152	—	(1)	151
Commercial paper	294	—	—	294	212	—	—	212
Foreign government securities	98	—	—	98	113	—	—	113
Asset-backed securities	135	—	(1)	134	135	—	—	135
Certificates of deposit	22	—	—	22	—	—	—	—
Short-term investments	$2,326	$—	$(8)	$2,318	$1,970	$—	$(3)	$1,967
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of December 31, 2017 and March 31, 2017 (in millions):

	As of December 31, 2017		As of March 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$1,598	$1,596	$1,237	$1,236
Due 1 year through 5 years	725	719	721	719
Due after 5 years	3	3	12	12
Short-term investments	$2,326	$2,318	$1,970	$1,967

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
We transact business in various foreign currencies and have significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign currency forward contracts, generally with maturities of 18 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in certain foreign currencies. Our cash flow risks are primarily related to fluctuations in the Euro, British pound sterling, Canadian dollar, Swedish krona, Australian dollar, Chinese yuan and South Korean won. In addition, we utilize foreign currency forward contracts to mitigate foreign currency exchange risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts not designated as hedging instruments generally have a contractual term of approximately three months or less and are transacted near month-end. We do not use foreign currency forward contracts for speculative trading purposes.

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of December 31, 2017			As of March 31, 2017
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$209	$5	$1	$185	$—	$5
Forward contracts to sell	$985	$1	$33	$840	$19	$3
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations was a loss of $8 million for the three months ended December 31, 2017 and a gain of $8 million for the three months ended December 31, 2016.
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations was a gain of $14 million for the nine months ended December 31, 2017 and a gain of $18 million for the nine months ended December 31, 2016.

The amount excluded from the assessment of hedge effectiveness during the three months ended December 31, 2017 and 2016 and recognized in interest and other income (expense), net, was immaterial.
The amount excluded from the assessment of hedge effectiveness was a gain of $7 million for the nine months ended December 31, 2017 and recognized in interest and other income (expense), net. The amount excluded from the assessment of hedge effectiveness was immaterial for the nine months ended December 31, 2016.
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

Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of December 31, 2017			As of March 31, 2017
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$354	$1	$—	$87	$—	$—
Forward contracts to sell	$785	$1	$7	$166	$—	$—

The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2017 and 2016, was as follows (in millions):

	Statement of Operations Classification	Amount of Gain (Loss) Recognized in the Statement of Operations
		Three Months Ended December 31,		Nine Months Ended December 31,
		2017	2016	2017	2016
Foreign currency forward contracts not designated as hedging instruments	Interest and other income (expense), net	$(4)	$49	$(13)	$50

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended December 31, 2017 and 2016 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of September 30, 2017	$(3)	$(58)	$(12)	$(73)
Other comprehensive income (loss) before reclassifications	(4)	(14)	(12)	(30)
Amounts reclassified from accumulated other comprehensive income (loss)	—	8	—	8
Total other comprehensive income (loss), net of tax	(4)	(6)	(12)	(22)
Balance as of December 31, 2017	$(7)	$(64)	$(24)	$(95)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of September 30, 2016	$1	$31	$(42)	$(10)
Other comprehensive income (loss) before reclassifications	(5)	39	(17)	17
Amounts reclassified from accumulated other comprehensive income (loss)	—	(8)	—	(8)
Total other comprehensive income (loss), net of tax	(5)	31	(17)	9
Balance as of December 31, 2016	$(4)	$62	$(59)	$(1)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended December 31, 2017 and 2016 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2017	$(3)	$32	$(48)	$(19)
Other comprehensive income (loss) before reclassifications	(4)	(82)	34	(52)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(14)	(10)	(24)
Total other comprehensive income (loss), net of tax	(4)	(96)	24	(76)
Balance as of December 31, 2017	$(7)	$(64)	$(24)	$(95)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2016	$1	$14	$(31)	$(16)
Other comprehensive income (loss) before reclassifications	(4)	66	(28)	34
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(18)	—	(19)
Total other comprehensive income (loss), net of tax	(5)	48	(28)	15
Balance as of December 31, 2016	$(4)	$62	$(59)	$(1)

The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and nine months ended December 31, 2017 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended December 31, 2017	Nine Months Ended December 31, 2017
(Gains) losses on cash flow hedges from forward contracts
Net revenue	$9	$(13)
Research and development	(1)	(1)
Total, net of tax	$8	$(14)

(Gains) losses on foreign currency translation
Interest and other income (expense), net	$—	$(10)
Total, net of tax	$—	$(10)

Total net (gain) loss reclassified, net of tax	$8	$(24)

The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and nine months ended December 31, 2016 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended December 31, 2016	Nine Months Ended December 31, 2016
(Gains) losses on available-for-sale securities
Interest and other income (expense), net	$—	$(1)
Total, net of tax	$—	$(1)

(Gains) losses on cash flow hedges from forward contracts
Net revenue	$(9)	$(18)
Research and development	1	—
Total, net of tax	$(8)	$(18)

Total net (gain) loss reclassified, net of tax	$(8)	$(19)

(6)  BUSINESS COMBINATIONS
Respawn Entertainment, LLC
On December 1, 2017, we completed our acquisition of Respawn Entertainment, LLC (“Respawn”), a leading game development studio and creators of games including the critically-acclaimed Titanfall franchise. The total purchase price was $273 million, which consisted of $151 million in cash and the acquisition date fair value of contingent consideration of $122 million. The purchase price was preliminarily allocated to Respawn’s net tangible and intangible assets based upon their estimated fair values as of December 1, 2017, resulting in $167 million being preliminarily allocated to goodwill that consists largely of workforce and synergies with our existing business, all of which is expected to be deductible for tax purposes. $78 million was preliminarily allocated to intangible assets acquired; and $28 million was preliminarily allocated to net tangible assets acquired. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of the valuation analyses pertaining to assets acquired and liabilities assumed, valuation of the contingent consideration as well as the calculation of any deferred tax assets and liabilities. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
The payment of the contingent consideration is based on the achievement of certain performance milestones through the end of calendar year 2022 at the latest. The maximum amount of contingent consideration we may be required to pay is $140 million. The fair value of the contingent consideration is included in other liabilities on our Condensed Consolidated Balance Sheet. As of December 31, 2017, there were no significant changes in the range of expected outcomes for the contingent consideration from the acquisition date.
Subsequent to the acquisition, we also granted an aggregate of $167 million of restricted stock unit awards of our common stock to Respawn employees that will be recognized over a four year period as stock-based compensation expense. The fair value of these equity awards was based on the quoted market price of our common stock on the date of grant.
The results of operations of Respawn and the preliminary fair value of the assets acquired and liabilities assumed have been included in our Consolidated Financial Statements since the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our Consolidated Statements of Operations.

During the three and nine months ended December 31, 2016, there were no acquisitions.

(7) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the nine months ended December 31, 2017 are as follows (in millions):

	As of March 31, 2017	Activity	Effects of Foreign Currency Translation	As of December 31, 2017
Goodwill	$2,075	$167	$5	$2,247
Accumulated impairment	(368)	—	—	(368)
Total	$1,707	$167	$5	$1,879
Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets.
During the three months ended December 31, 2017, we estimated, on a preliminary basis, goodwill acquired in our acquisition of Respawn. The Company expects to finalize the valuation of the Respawn acquisition as soon as practicable, but not later than one year from the acquisition date. Once completed, there may be material adjustments to our goodwill amounts.
Acquisition-related intangibles consisted of the following (in millions):

	As of December 31, 2017			As of March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$419	$(412)	$7	$412	$(412)	$—
Trade names and trademarks	153	(103)	50	106	(98)	8
Registered user base and other intangibles	5	(5)	—	5	(5)	—
Carrier contracts and related	85	(85)	—	85	(85)	—
In-process research and development	24	—	24	—	—	—
Total	$686	$(605)	$81	$608	$(600)	$8
During the three months ended December 31, 2017, we estimated, on a preliminary basis, the fair value of acquisition-related intangible assets of $78 million in connection with the Respawn acquisition, of which $47 million was allocated to trade names and trademarks, $24 million are allocated to in-process research and development, and $7 million was allocated to developed and core technology. Excluding the in-process research and development assets, the weighted-average useful life of the Respawn acquired intangible assets was approximately 7.1 years.

Amortization of intangibles for the three and nine months ended December 31, 2017 and 2016 are classified in the Condensed Consolidated Statement of Operations as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Cost of service and other	$—	$—	$—	$16
Cost of product	1	18	1	27
Operating expenses	1	2	4	5
Total	$2	$20	$5	$48
Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, ranging from 1 to 14 years. As of December 31, 2017 and March 31, 2017, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 6.7 years and 1.4 years, respectively.
As of December 31, 2017, future amortization of acquisition-related intangibles that will be recorded in the Condensed Consolidated Statement of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2018 (remaining three months)	$5
2019	13
2020	6
2021	6
2022	6
2023	6
Thereafter	15
Total	$57

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

During the three and nine months ended December 31, 2017, we did not recognize any material losses or impairment charges on royalty-based commitments.

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

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of December 31, 2017	As of March 31, 2017
Other current assets	$20	$79
Other assets	34	39
Royalty-related assets	$54	$118
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

	As of December 31, 2017	As of March 31, 2017
Accrued royalties	$260	$165
Other liabilities	80	97
Royalty-related liabilities	$340	$262
As of December 31, 2017, we were committed to pay approximately $987 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 12 for further information on our developer and licensor commitments.

(9) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of December 31, 2017 and March 31, 2017 consisted of (in millions):

	As of December 31, 2017	As of March 31, 2017
Computer, equipment and software	$724	$723
Buildings	336	316
Leasehold improvements	137	126
Equipment, furniture and fixtures, and other	81	82
Land	66	61
Construction in progress	7	7
	1,351	1,315
Less: accumulated depreciation	(904)	(881)
Property and equipment, net	$447	$434
During the three and nine months ended December 31, 2017, depreciation expense associated with property and equipment was $30 million and $89 million, respectively.

During the three and nine months ended December 31, 2016, depreciation expense associated with property and equipment was $29 million and $86 million, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of December 31, 2017 and March 31, 2017 consisted of (in millions):

	As of December 31, 2017	As of March 31, 2017
Other accrued expenses	$346	$210
Accrued compensation and benefits	249	267
Accrued royalties	260	165
Deferred net revenue (other)	215	147
Accrued and other current liabilities	$1,070	$789
Deferred net revenue (other) includes the deferral of subscription revenue, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
Deferred Net Revenue (Online-Enabled Games)
Deferred net revenue (online-enabled games) was $1,946 million and $1,539 million as of December 31, 2017 and March 31, 2017, respectively. Deferred net revenue (online-enabled games) generally includes the unrecognized revenue from bundled sales of online-enabled games for which we do not have VSOE for the obligation to provide unspecified updates. We recognize revenue from the sale of online-enabled games for which we do not have vendor-specific objective evidence of fair value (“VSOE”) for the unspecified updates on a straight-line basis, generally over an estimated nine-month period beginning in the month after shipment for physical games sold through retail and an estimated six-month period for digitally-distributed games. However, we expense the cost of revenue related to these transactions generally during the period in which the product is delivered (rather than on a deferred basis).

(10) INCOME TAXES
The provision for income taxes for the three and nine months ended December 31, 2017 is based on our projected annual effective tax rate for fiscal year 2018, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate and resulting provision for income taxes for the three and nine months ended December 31, 2017 was significantly impacted by the U.S. Tax Cuts and Jobs Act (the “U.S. Tax Act”), enacted on December 22, 2017. The U.S. Tax Act significantly revised the U.S. corporate income tax system by, among other things, lowering the U.S. corporate income tax rates, generally implementing a territorial tax system and imposing a one-time transition tax on the deemed repatriation of undistributed earnings of foreign subsidiaries (the “Transition Tax”).
Our effective tax rate for the three and nine months ended December 31, 2017 was negative 1,062.5 percent and positive 37.3 percent, respectively, as compared to 83.3 percent and 18.8 percent, respectively for the same periods in fiscal year 2017. The effective tax rate for the three and nine months ended December 31, 2017 was negatively impacted by the provisional income tax effects of the U.S. Tax Act, offset by earnings realized in countries that have lower statutory tax rates and the recognition of excess tax benefits from stock-based compensation. Without the provisional tax charge of the U.S. Tax Act, our effective tax rate for the three and nine months ended December 31, 2017 would have been 37.5 percent and 11.9 percent, respectively.
We have a March 31 fiscal year-end; therefore, the lower corporate tax rate enacted by the U.S. Tax Act will be phased in, resulting in a U.S. statutory federal rate of 31.6 percent for our fiscal year ending March 31, 2018, and 21.0 percent for subsequent fiscal years. When compared to the statutory rate of 31.6 percent, the effective tax rate for the three and nine months ended December 31, 2017 was higher primarily due to the income tax impacts of the U.S. Tax Act, offset by earnings realized in countries that have lower statutory tax rates and the recognition of excess tax benefits from stock-based compensation. We anticipate that the impact of excess tax benefits and tax deficiencies may result in significant fluctuations to our effective tax rate in the future. Excluding excess tax benefits, our effective tax rate would have been negative 1,075.0 percent and positive 43.6 percent, respectively, for the three and nine months ended December 31, 2017.
We recorded a provision for income taxes of $170 million and $259 million for the three and nine months ended December 31, 2017, respectively, including $176 million which is a reasonable estimate of the impacts of the U.S. Tax Act. We recorded a reasonable estimate of $151 million related to the Transition Tax. The final calculations of the Transition Tax may differ from our estimates, potentially materially, due to, among other things, changes in interpretations of the U.S. Tax Act, our analysis of the U.S. Tax Act, or any updates or changes to estimates that we have utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and assertions.

In addition, we provisionally recorded a tax charge related to the remeasurement of U.S. deferred tax assets and liabilities as a result of the reduction of the U.S. corporate tax rate and a tax benefit related to the deferred tax impacts of global intangible income. The impact of these, as well as certain other charges and benefits, were not material individually, or in the aggregate, and are provisional for the same reasons as stated above.
Reasonable estimates of the impacts of the U.S. Tax Act are provided in accordance with SEC guidance that allows for a measurement period of up to one year after the enactment date of the U.S. Tax Act to finalize the recording of the related tax impacts. We expect to complete the accounting under the U.S. Tax Act as soon as practicable, but in no event later than one year from the enactment date of the U.S. Tax Act.
We file income tax returns and are subject to income tax examinations in various jurisdictions with respect to fiscal years after 2008. The timing and potential resolution of income tax examinations is highly uncertain. While we continue to measure our uncertain tax positions, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued. It is reasonably possible that a reduction of up to $45 million of unrecognized tax benefits may occur within the next 12 months, a portion of which would impact our effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

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
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of December 31, 2017	As of March 31, 2017
Senior Notes:
3.70% Senior Notes due 2021	$600	$600
4.80% Senior Notes due 2026	400	400
Total principal amount	$1,000	$1,000
Unaccreted discount	(2)	(2)
Unamortized debt issuance costs	(6)	(8)
Net carrying value of Senior Notes	$992	$990

Fair value of Senior Notes (Level 2)	$1,059	$1,054

As of December 31, 2017, the remaining life of the 2021 Notes and 2026 Notes is approximately 3.2 years and 8.2 years, respectively.

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

As of December 31, 2017, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for the three and nine months ended December 31, 2017 and 2016 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Amortization of debt discount	$—	$—	$—	$(2)
Amortization of debt issuance costs	—	(1)	(1)	(2)
Coupon interest expense	(10)	(10)	(31)	(31)
Other interest expense	—	(1)	—	(1)
Total interest expense	$(10)	$(12)	$(32)	$(36)

(12) COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of December 31, 2017, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include, but are not limited to: FIFA (Fédération Internationale de Football Association), FIFPRO Foundation, FAPL (Football Association Premier League Limited), and DFL Deutsche Fußball Liga E.V. (German Soccer League) (professional soccer); Dr. Ing. h.c. F. Porsche AG, Ferrari S.p.A. and Automobili Lamborghini S.p.A (Need For Speed and Real Racing games); National Basketball Association (professional basketball); National Hockey League and NHL Players’ Association (professional hockey); National Football League Properties and PLAYERS Inc. (professional football); William Morris Endeavor Entertainment LLC (professional mixed martial arts); ESPN (content in EA SPORTS games); Disney Interactive (Star Wars); and Fox Digital Entertainment, Inc. (The Simpsons). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations as of December 31, 2017 (in millions):

		Fiscal Years Ending March 31,
		2018
		(Remaining
	Total	three mos.)	2019	2020	2021	2022	2023	Thereafter
Unrecognized commitments
Developer/licensor commitments	$987	$26	$224	$229	$205	$222	$80	$1
Marketing commitments	355	9	86	83	77	73	27	—
Operating leases	249	8	43	39	39	32	25	63
Senior Notes interest	227	7	41	41	41	20	19	58
Other purchase obligations	109	9	30	27	14	9	6	14
Total unrecognized commitments	1,927	59	424	419	376	356	157	136

Recognized commitments
Senior Notes principal and interest	1,013	13	—	—	600	—	—	400
Licensing obligations	107	6	23	25	26	27	—	—
Total recognized commitments	1,120	19	23	25	626	27	—	400

Total commitments	$3,047	$78	$447	$444	$1,002	$383	$157	$536
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements.
In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of December 31, 2017; however, certain payment obligations may be accelerated depending on the performance of our operating results. Furthermore, up to $32 million of the unrecognized amounts in the table above may be payable, at the licensor’s election, in shares of our common stock, subject to a $10 million maximum during any fiscal year. The number of shares to be issued will be based on their fair market value at the time of issuance.
In addition to what is included in the table above, as of December 31, 2017, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $98 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur. Furthermore, we had a $104 million income tax payable recorded during the three months ended December 31, 2017 related to the provisional Transition Tax, which we expect to pay in installments over the next 8 years. Of the $104 million, $8 million is included in accrued and other current liabilities and the remaining $96 million is included in income tax obligations on our Condensed Consolidated Balance Sheet.
In addition to what is included in the table above, as of December 31, 2017, we may be required to pay up to $140 million of cash consideration in connection with the Respawn acquisition based on the achievement of certain performance milestones through the end of calendar year 2022 at the latest. As of December 31, 2017, we have recorded $122 million of contingent consideration on our Condensed Consolidated Balance Sheet representing the estimated fair value.
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

There were an insignificant number of stock options granted during the three and nine months ended December 31, 2017 and 2016.
The estimated assumptions used in the Black-Scholes valuation model to value our ESPP purchase rights were as follows:

	ESPP Purchase Rights
	Three Months Ended December 31,
	2017	2016
Risk-free interest rate	1.13 - 1.24%	0.5 - 0.6%
Expected volatility	28%	29 - 32%
Weighted-average volatility	28%	31%
Expected term	6 - 12 months	6 - 12 months
Expected dividends	None	None

There were no market-based restricted stock units granted during the three months ended December 31, 2017 and 2016.

Stock-Based Compensation Expense
Employee stock-based compensation expense recognized during the three and nine months ended December 31, 2016 was calculated based on awards ultimately expected to vest and was reduced for estimated forfeitures. We adopted ASU 2016-09 at the beginning of fiscal year 2018 and elected to account for forfeitures as they occur. The adoption resulted in a cumulative-effect adjustment of $8 million, net of tax, decrease to retained earnings.

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Cost of revenue	$—	$—	$2	$2
Research and development	38	27	102	81
Marketing and sales	8	8	24	23
General and administrative	17	13	45	38
Stock-based compensation expense	$63	$48	$173	$144

During the three months ended December 31, 2017, we recognized a $4 million deferred income tax benefit related to our stock-based compensation expense. During the three months ended December 31, 2016, we recognized a $10 million deferred income tax benefit related to our stock-based compensation expense.

During the nine months ended December 31, 2017, we recognized a $26 million deferred income tax benefit related to our stock-based compensation expense. During the nine months ended December 31, 2016, we recognized a $28 million deferred income tax benefit related to our stock-based compensation expense.
As of December 31, 2017, our total unrecognized compensation cost related to restricted stock units, market-based restricted stock units, performance-based restricted stock units, and stock options was $556 million and is expected to be recognized over a weighted-average service period of 2.3 years. Of the $556 million of unrecognized compensation cost, $459 million relates to restricted stock units, $58 million relates to market-based restricted stock units, and $39 million relates to performance-based restricted stock units at 103 percent average vesting target.

Stock Options
The following table summarizes our stock option activity for the nine months ended December 31, 2017:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2017	2,377	$33.35
Granted	3	108.88
Exercised	(746)	40.58
Forfeited, cancelled or expired	(2)	45.15
Outstanding as of December 31, 2017	1,632	$30.20	5.67	$122
Vested and expected to vest	1,632	$30.20	5.67	$122
Exercisable as of December 31, 2017	1,612	$30.24	5.66	$121
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of December 31, 2017, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Units
The following table summarizes our restricted stock unit activity for the nine months ended December 31, 2017:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2017	5,153	$65.03
Granted	3,661	109.33
Vested	(2,370)	111.14
Forfeited or cancelled	(330)	77.44
Outstanding as of December 31, 2017	6,114	$73.01

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
The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the nine months ended December 31, 2017:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2017	—	$—
Granted	796	110.51
Forfeited or cancelled	—	—
Outstanding as of December 31, 2017	796	$110.51

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
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the nine months ended December 31, 2017:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2017	1,282	$87.37
Granted	706	140.93
Vested	(430)	76.27
Forfeited or cancelled	(216)	91.88
Outstanding as of December 31, 2017	1,342	$118.35
Stock Repurchase Program
In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. We repurchased approximately 0.3 million shares for approximately $31 million under this program during the three months ended June 30, 2017. We completed repurchases under the May 2015 program in April 2017.
In May 2017, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $1.2 billion of our common stock. This stock repurchase program expires on May 31, 2019. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and nine months ended December 31, 2017, we repurchased approximately 1.4 million and 3.8 million shares for approximately $150 million and $422 million, respectively, under this program. We are actively repurchasing shares under this program.

The following table summarizes total shares repurchased during the three and nine months ended December 31, 2017 and 2016:

	May 2015 Program		May 2017 Program		Total
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Three months ended December 31, 2017	—	$—	1.4	$150	1.4	$150
Nine months ended December 31, 2017	0.3	$31	3.8	$422	4.1	$453
Three months ended December 31, 2016	1.5	$127	—	$—	1.5	$127
Nine months ended December 31, 2016	5.0	$383	—	$—	5.0	$383

(14) EARNINGS (LOSS) PER SHARE
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

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2017	2016	2017	2016
Net income (loss)	$(186)	$(1)	$436	$401
Shares used to compute earnings (loss) per share:
Weighted-average common stock outstanding — basic	308	303	309	302
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	—	—	3	3
Dilutive potential common shares related to the Convertible Notes (a)	—	—	—	1
Dilutive potential common shares related to the Warrants (a)	—	—	—	8
Weighted-average common stock outstanding — diluted	308	303	312	314
Earnings (loss) per share:
Basic	$(0.60)	$ (0.00)	$1.41	$1.33
Diluted	$(0.60)	$ (0.00)	$1.40	$1.28

As a result of our net loss for the three months ended December 31, 2017, we have excluded all potentially dilutive common shares from the diluted loss per share calculation as their inclusion would have had an antidilutive effect. Had we reported net income for this period, an additional 3 million shares of common stock related to our outstanding equity-based instruments would have been included in the number of shares used to calculate Diluted EPS for the three months ended December 31, 2017.

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

For the nine months ended December 31, 2017 and 2016, an immaterial amount of restricted stock units and market-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. Our performance-based restricted stock units, which are considered contingently issuable shares, are also excluded from the treasury stock method computation because the related performance-based milestones were not achieved as of the end of the reporting period.

(a)
See Note 10 - Financing Arrangements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, for additional information regarding the potential dilutive shares related to our Convertible Notes and Warrants.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Electronic Arts Inc.:
We have reviewed the condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries as of December 31, 2017, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three‑month and nine-month periods ended December 31, 2017 and December 31, 2016, and the related condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2017 and December 31, 2016. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
February 6, 2018

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

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three and nine months ended December 31, 2017, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 as filed with the SEC on May 24, 2017 and in other documents we have filed with the SEC.
About Electronic Arts
We are a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and online services that can be played by consumers on a variety of platforms, which include game consoles, PCs, mobile phones and tablets. In our games, we use established brands that we either wholly own (such as Battlefield, Mass Effect, Need for Speed, The Sims and Plants v. Zombies), or license from others (such as FIFA, Madden NFL and Star Wars). We also publish and distribute games developed by third parties.
Financial Results
Our key financial results for our fiscal quarter ended December 31, 2017 were as follows:

•	Total net revenue was $1,160 million, up 1 percent year-over-year. On a constant currency basis, we estimate that total net revenue would have been $1,165 million, up 1 percent year over year.

•	Digital net revenue was $780 million, up 14 percent year-over-year.

•
International net revenue was $708 million, up 20 percent year-over-year. On a constant currency basis, we estimate that international net revenue would have been $713 million, up 21 percent year over year.

•	Gross margin was 56.8 percent, up 1.7 percentage points year-over-year.

•	Operating expenses were $680 million, up 7 percent year-over-year. On a constant currency basis, we estimate that operating expenses would have been $669 million, up 5 percent year over year.

•	Net loss was $186 million with diluted loss per share of $0.60. $176 million of the net loss, or approximately $0.57 per share resulted from the application of the U.S. Tax Act.

•	Total cash, cash equivalents and short-term investments were $4,884 million.

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

The following is a calculation of our total net bookings for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2017	2016	2017	2016
Total net revenue	$1,160	$1,149	$3,568	$3,318
Change in deferred net revenue (online-enabled games)	811	921	357	532
Net bookings	$1,971	$2,070	$3,925	$3,850

Net bookings were $1,971 million for the three months ended December 31, 2017, driven by sales related to FIFA Ultimate Team, Star Wars Battlefront II, and The Sims 4. Net bookings decreased $99 million or 5 percent as compared to the three months ended December 31, 2016 due primarily to lower sales of Star Wars Battlefront II, which launched during the three months ended December 31, 2017, as compared to Battlefield 1, which launched during the three months ended December 31, 2016, partially offset by an increase in net bookings associated with our live services business. Digital net bookings were $1,230 million for the three months ended December 31, 2017, an increase of $135 million or 12 percent as compared to three months ended December 31, 2016. The increase in digital net bookings was driven by live services which grew $221 million or 39 percent year-over-year, primarily due to our Ultimate Team game mode and The Sims 4; and our mobile business which grew $9 million or 5 percent year-over-year, primarily due to FIFA Mobile. These increases were offset by a decrease of $95 million or 27 percent in our full game PC and console downloads due to lower net bookings associated with Star Wars Battlefront II as compared to Battlefield 1, which launched during the three months ended December 31, 2016.

Recent Developments
Stock Repurchase Program. In May 2017, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $1.2 billion of our common stock. This stock repurchase program expires on May 31, 2019. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and nine months ended December 31, 2017, we repurchased approximately 1.4 million and 3.8 million shares for approximately $150 million and $422 million, respectively, under this program. We are actively repurchasing shares under this program.

Acquisition of Respawn LLC. On December 1, 2017 we completed the acquisition of Respawn. Respawn is a leading game development studio and creators of games including the critically-acclaimed Titanfall franchise. In connection with the acquisition, we paid $151 million in cash. In addition, we granted long-term equity awards in the form of restricted stock units to employees with a grant date fair value of $167 million. Furthermore, we may be required to pay variable cash consideration that is contingent upon the achievement of certain performance milestones relating to the development of future titles, through the end of calendar 2022. The additional consideration is limited to a maximum of $140 million.

U.S. Tax Act. On December 22, 2017, the U.S. Tax Act was enacted which significantly revises the U.S. corporate income tax system by, among other things, lowering the U.S. corporate income tax rate, generally implementing a territorial tax system, and imposing the Transition Tax. We recorded a provisional $176 million tax charge during the three months ended December 31, 2017 as a result of the application of the U.S. Tax Act; $151 million of which relates to the Transition Tax.

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

Our effective tax rate and resulting provision for income taxes for the three and nine months ended December 31, 2017 was significantly impacted by the U.S. Tax Act, enacted on December 22, 2017. The U.S. Tax Act significantly revises the U.S. corporate income tax system by, among other things, lowering the U.S. corporate income tax rates, generally implementing a territorial tax system and imposing the Transition Tax.

The final calculations of tax expenses and tax benefits resulting from the U.S. Tax Act may differ from our estimates, potentially materially, due to, among other things, changes in interpretations of the U.S. Tax Act, our analysis of the U.S. Tax Act, or any updates or changes to estimates that we have utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and assertions.

Reasonable estimates of the impacts of the U.S. Tax Act are provided in accordance with SEC guidance that allows for a measurement period of up to one year after the enactment date of the U.S. Tax Act to finalize the recording of the related tax impacts. We expect to complete the accounting under the U.S. Tax Act as soon as practicable, but in no event later than one year from the enactment date of the U.S. Tax Act.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
The information under the subheading “Impact of Recently Issued Accounting Standards” in Note 1 - Description of Business and Basis of Presentation to the Condensed Consolidated Financial Statements in this Form 10-Q is incorporated by reference into this Item 2.
RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2018 contains 52 weeks and ends on March 31, 2018. Our results of operations for the fiscal year ended March 31, 2017 contained 52 weeks and ended on April 1, 2017. Our results of operations for the three months ended December 31, 2017 and 2016 contained 13 weeks each and ended on December 30, 2017 and December 31, 2016, respectively. Our results of operations for the nine months ended December 31, 2017 and 2016 contained 39 each and ended on December 30, 2017 and December 31, 2016, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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

Net Revenue Quarterly Analysis

Net Revenue

For the three months ended December 31, 2017, net revenue was $1,160 million and increased $11 million, or 1 percent, as compared to the three months ended December 31, 2016. This increase was driven by a $217 million increase in revenue primarily from the FIFA franchise and Mass Effect: Andromeda. This increase was partially offset by a $206 million decrease in revenue primarily from the Battlefield and Titanfall franchises.

Net Revenue by Product Revenue and Service and Other Revenue

Our Net Revenue by Product revenue and Service and other revenue for the three months ended December 31, 2017 and 2016 was as follows (in millions):

	Three Months Ended December 31,
	2017	2016	$ Change	% Change
Net revenue:
Product	$547	$649	$(102)	(16)%
Service and other	613	500	113	23%
Total net revenue	$1,160	$1,149	$11	1%

Product Revenue

For the three months ended December 31, 2017, Product net revenue was $547 million, primarily driven by FIFA 18, Madden NFL 18, and The Sims 4. Product net revenue decreased $102 million, or 16 percent, as compared to the three months ended December 31, 2016. This decrease was driven by a $218 million decrease primarily from the Battlefield franchise and Titanfall 2. This decrease was partially offset by a $116 million increase primarily from Mass Effect: Andromeda, The Sims 4, and the FIFA franchise.

Service and Other Revenue

For the three months ended December 31, 2017, Service and other net revenue was $613 million, primarily driven by FIFA Ultimate Team, Star Wars: Galaxy of Heroes and Battlefield 1 Premium. Service and other net revenue for the three months ended December 31, 2017 increased $113 million, or 23 percent, as compared to the three months ended December 31, 2016. This increase was driven by a $147 million increase primarily from FIFA Ultimate Team and Battlefield 1 Premium. This increase was partially offset by a $34 million decrease primarily from the Plants vs. Zombies franchise.

Supplemental Net Revenue by Type
As we continue to evolve our business and more of our products are delivered to consumers digitally, we place a greater emphasis and focus on assessing our business performance through a review of net revenue by type.

Our net revenue by type for the three months ended December 31, 2017 and 2016 was as follows (in millions):

	Three Months Ended December 31,
	2017	2016	$ Change	% Change

Full game downloads	$143	$169	$(26)	(15)%
Live services (a)	476	369	107	29%
Mobile	161	147	14	10%
Total Digital	$780	$685	$95	14%

Packaged goods and other	$380	$464	$(84)	(18)%
Net revenue	$1,160	$1,149	$11	1%

(a)	Live services net revenue is comprised of net revenue previously presented as “Extra content” and “Subscription, advertising, and other” through the fourth quarter of fiscal 2017.

Digital Net Revenue

Digital net revenue includes full game downloads, live services, and mobile revenue. Digital net revenue includes game software distributed through our direct-to-consumer PC platform Origin, distributed wirelessly through mobile carriers, or licensed to our third-party publishing partners who distribute our games digitally.

For the three months ended December 31, 2017, digital net revenue was $780 million primarily driven by FIFA Ultimate Team, Madden Ultimate Team, and FIFA Online 3 in Asia. Digital net revenue for the three months ended December 31, 2017 increased $95 million, or 14 percent, as compared to the three months ended December 31, 2016. This increase is due to (1) a $107 million or 29 percent increase in live services net revenue primarily driven by our Ultimate Team game mode and Battlefield 1 Premium and (2) a $14 million or 10 percent increase in mobile net revenue primarily driven by Star Wars: Galaxy of Heroes and FIFA Mobile. These increases were offset by a $26 million or 15 percent decrease in full-game download net revenue primarily driven by Battlefield 1.

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

For the three months ended December 31, 2017, packaged goods and other net revenue was $380 million, primarily driven by FIFA 18, Madden NFL 18, and Mass Effect: Andromeda. Packaged goods and other net revenue for the three months ended December 31, 2017 decreased $84 million, or 18 percent, as compared to the three months ended December 31, 2016. This decrease was driven by a $162 million decrease in net revenue primarily from the Battlefield and Titanfall franchises. This decrease was partially offset by a $78 million increase primarily from the Mass Effect and FIFA franchises.

Net Revenue Year-to-Date Analysis

Net Revenue

For the nine months ended December 31, 2017, net revenue was $3,568 million and increased $250 million, or 8 percent, as compared to the nine months ended December 31, 2016. This increase was driven by a $769 million increase in revenue primarily from the FIFA and Battlefield franchises, and Mass Effect: Andromeda. This increase was partially offset by a $519 million decrease in revenue primarily from the Star Wars and Need for Speed franchises.

Net Revenue by Product Revenue and Service and Other Revenue

Our Net Revenue by Product revenue and Service and other revenue for the nine months ended December 31, 2017 and 2016 was as follows (in millions):

	Nine Months Ended December 31,
	2017	2016	$ Change	% Change
Net revenue:
Product	$1,829	$1,753	$76	4%
Service and other	1,739	1,565	174	11%
Total net revenue	$3,568	$3,318	$250	8%

Product Revenue

For the nine months ended December 31, 2017, Product net revenue was $1,829 million, primarily driven by Battlefield 1, FIFA 17, and FIFA 18. Product net revenue increased $76 million, or 4 percent, as compared to the nine months ended December 31, 2016. This increase was driven by a $482 million increase primarily from Battlefield 1 and Mass Effect: Andromeda. This increase was partially offset by a $406 million decrease primarily from Star Wars Battlefront and UFC 2.

Service and Other Revenue

For the nine months ended December 31, 2017, Service and other net revenue was $1,739 million, primarily driven by FIFA Ultimate Team, Star Wars: Galaxy of Heroes and Battlefield 1 Premium. Service and other net revenue for the nine months ended December 31, 2017 increased $174 million, or 11 percent, as compared to the nine months ended December 31, 2016. This increase was driven by a $338 million increase primarily from FIFA Ultimate Team and Battlefield 1 Premium. This increase was partially offset by a $164 million decrease primarily from Need for Speed (2015) and the Plants vs. Zombies franchise.

Supplemental Net Revenue by Type
Our net revenue by type for the nine months ended December 31, 2017 and 2016 was as follows (in millions):

	Nine Months Ended December 31,
	2017	2016	$ Change	% Change

Full game downloads	$475	$400	$75	19%
Live services (a)	1,385	1,079	306	28%
Mobile	488	461	27	6%
Total Digital	$2,348	$1,940	$408	21%

Packaged goods and other	$1,220	$1,378	$(158)	(11)%
Net revenue	$3,568	$3,318	$250	8%

(a)	Live services net revenue is comprised of net revenue previously presented as “Extra content” and “Subscription, advertising, and other” through the fourth quarter of fiscal 2017.

Digital Net Revenue

For the nine months ended December 31, 2017, digital net revenue was $2,348 million primarily driven by FIFA Ultimate Team, Battlefield 1, and FIFA Online 3 in Asia. Digital net revenue for the nine months ended December 31, 2017 increased $408 million, or 21 percent, as compared to the nine months ended December 31, 2016. This increase is due to (1) a $75 million or 19 percent increase in full-game download net revenue primarily driven by Mass Effect: Andromeda and Battlefield 1, (2) a $306 million or 28 percent increase in live services net revenue primarily driven by our Ultimate Team game mode and Battlefield 1 Premium, and (3) a $27 million or 6 percent increase in mobile net revenue primarily driven by Star Wars: Galaxy of Heroes and FIFA Mobile.

Packaged Goods and Other Net Revenue

For the nine months ended December 31, 2017, packaged goods and other net revenue was $1,220 million, primarily driven by FIFA 17, Battlefield 1 and FIFA 18. Packaged goods and other net revenue for the nine months ended December 31, 2017 decreased $158 million, or 11 percent, as compared to the nine months ended December 31, 2016. This decrease was driven by a $465 million decrease in net revenue primarily from the Star Wars and Need for Speed franchises. This decrease was partially offset by a $307 million increase primarily from the Battlefield and Mass Effect franchises.

Cost of Revenue Quarterly Analysis

Cost of revenue for the three months ended December 31, 2017 and 2016 was as follows (in millions):

	December 31, 2017	% of Related Net Revenue	December 31, 2016	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$352	64.4%	$389	59.9%	(9.5)%	4.5%
Service and other	149	24.3%	127	25.4%	17.3%	(1.1)%
Total cost of revenue	$501	43.2%	$516	44.9%	(2.9)%	(1.7)%

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
Cost of product revenue decreased by $37 million, or 9.5 percent during the three months ended December 31, 2017, as compared to the three months ended December 31, 2016. This decrease was primarily due to a decrease in inventory costs associated with Battlefield 1 and Titanfall 2 which were launched during the three months ended December 31, 2016, and a decrease in intangible amortization. These decreases were partially offset by an increase in the royalty costs associated with our product launches during the three months ended December 31, 2017, as compared to the three months ended December 31, 2016.

Cost of Service and Other Revenue
Cost of service and other revenue consists primarily of (1) royalty costs, (2) data center, bandwidth and server costs associated with hosting our online games and websites, (3) inventory costs, (4) platform processing fees from operating our website-based games on third party platforms, and (5) credit card fees associated with our service revenue.

Cost of service and other revenue increased by $22 million, or 17.3 percent during the three months ended December 31, 2017, as compared to the three months ended December 31, 2016. This increase was primarily due to an increase in royalty costs associated with higher sales from FIFA Ultimate Team and Madden Ultimate Team.

Total Cost of Revenue as a Percentage of Total Net Revenue
During the three months ended December 31, 2017, total cost of revenue as a percentage of total net revenue decreased by $15 million, or 1.7 percent as compared to the three months ended December 31, 2016. This decrease was primarily due to a decrease in inventory and warehouse operations costs as a result of the closure of our Switzerland distribution business in fiscal year 2017, and an increase in the proportion of our digital net revenues to packaged goods and other net revenues, which generally have higher costs than our digital products and services.

Cost of Revenue Year-to-Date Analysis

Cost of revenue for the nine months ended December 31, 2017 and 2016 was as follows (in millions):

	December 31, 2017	% of Related Net Revenue	December 31, 2016	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$716	39.1%	$796	45.4%	(10.1)%	(6.3)%
Service and other	328	18.9%	300	19.2%	9.3%	(0.3)%
Total cost of revenue	$1,044	29.3%	$1,096	33.0%	(4.7)%	(3.7)%

Cost of Product Revenue
Cost of product revenue decreased by $80 million, or 10.1 percent during the nine months ended December 31, 2017, as compared to the nine months ended December 31, 2016. This decrease was primarily due to a decrease in inventory costs associated with Battlefield 1 and Titanfall 2 which were launched during the nine months ended December 31, 2016, a decrease in inventory and warehouse operations costs as a result of the closure of our Switzerland distribution business in fiscal year 2017, and a $26 million decrease in intangible amortization. These decreases were partially offset by an increase in royalty costs associated with our product launches during the nine months ended December 31, 2017, as compared to the nine months ended December 31, 2016.

Cost of Service and Other Revenue

Cost of service and other revenue increased by $28 million, or 9.3 percent during the nine months ended December 31, 2017, as compared to the nine months ended December 31, 2016. This increase was primarily due to an increase in royalty costs associated with higher sales from FIFA Ultimate Team and Madden Ultimate Team, offset by a $16 million decrease in intangible amortization.

Total Cost of Revenue as a Percentage of Total Net Revenue
During the nine months ended December 31, 2017, total cost of revenue as a percentage of total net revenue decreased by $52 million, or 3.7 percent as compared to the nine months ended December 31, 2016. This decrease was primarily due to a decrease in inventory and warehouse operations costs as a result of the closure of our Switzerland distribution business in fiscal year 2017, and an increase in the proportion of our digital net revenues to packaged goods and other net revenues, which generally have a higher costs than our digital products and services.
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
Research and development expenses for the three and nine months ended December 31, 2017 and 2016 were as follows (in millions):

	December 31, 2017	% of Net Revenue	December 31, 2016	% of Net Revenue	$ Change	% Change
Three months ended	$329	28%	$285	25%	$44	15%
Nine months ended	$985	28%	$870	26%	$115	13%

Research and development expenses increased by $44 million, or 15 percent, during the three months ended December 31, 2017, as compared to the three months ended December 31, 2016. This $44 million increase was primarily due to (1) a $30 million increase in personnel-related costs primarily resulting from an increase in headcount and workforce investments, (2) an $11 million increase in stock-based compensation, and (3) a $7 million increase in facilities-related costs. These increases were partially offset by a $12 million decrease primarily due to a loss on a royalty-based commitment and impairment on a royalty-based asset during the three-months ended December 31, 2016.

Research and development expenses increased by $115 million, or 13 percent, during the nine months ended December 31, 2017, as compared to the nine months ended December 31, 2016. This $115 million increase was primarily due to (1) a $59 million increase in personnel-related costs primarily resulting from an increase in headcount and workforce investments, (2) a $21 million increase in stock-based compensation, (3) a $14 million increase in facilities-related costs, and (4) a $12 million decrease primarily due to a loss on a royalty-based commitment and impairment on a royalty-based asset during the three-months ended December 31, 2016.

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.

Marketing and sales expenses for the three and nine months ended December 31, 2017 and 2016 were as follows (in millions):

	December 31, 2017	% of Net Revenue	December 31, 2016	% of Net Revenue	$ Change	% Change
Three months ended	$230	20%	$240	21%	$(10)	(4)%
Nine months ended	$511	14%	$511	15%	$—	—%

Marketing and sales expenses decreased by $10 million, or 4 percent, during the three months ended December 31, 2017, as compared to the three months ended December 31, 2016. This $10 million decrease was primarily due to a $10 million decrease in advertising and promotional spending.

Marketing and sales expenses remained consistent during the nine months ended December 31, 2017, as compared to the nine months ended December 31, 2016.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three and nine months ended December 31, 2017 and 2016 were as follows (in millions):

	December 31, 2017	% of Net Revenue	December 31, 2016	% of Net Revenue	$ Change	% Change
Three months ended	$120	10%	$110	10%	$10	9%
Nine months ended	$343	10%	$329	10%	$14	4%
General and administrative expenses increased by $10 million, or 9 percent, during the three months ended December 31, 2017, as compared to the three months ended December 31, 2016. This $10 million increase was primarily due to (1) a $6 million increase in contracted services primarily due to higher legal expenses, (2) a $5 million increase in personnel-related costs primarily resulting from an increase in headcount, and (3) a $4 million increase in stock-based compensation. These increases were partially offset by a $9 million decrease in facility-related costs.
General and administrative expenses increased by $14 million, or 4 percent, during the nine months ended December 31, 2017, as compared to the nine months ended December 31, 2016. This $14 million increase was primarily due to (1) a $10 million increase in contracted services primarily due to higher legal expenses, (2) a $7 million increase in personnel-related costs primarily resulting from an increase in headcount, and (3) a $7 million increase in stock-based compensation. These increases were partially offset by a $10 million decrease in facility-related costs.

Income Taxes
Provision for income taxes for the three and nine months ended December 31, 2017 and 2016 were as follows (in millions):

	December 31, 2017	Effective Tax Rate	December 31, 2016	Effective Tax Rate
Three Months Ended	$170	(1,062.5)%	$(5)	83.3%
Nine Months Ended	$259	37.3%	$93	18.8%
The provision for income taxes for the three and nine months ended December 31, 2017 is based on our projected annual effective tax rate for fiscal year 2018, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate and resulting provision for income taxes for the three and nine months ended December 31, 2017 was significantly impacted by the U.S. Tax Cuts and Jobs Act (the “U.S. Tax Act”), enacted on December 22, 2017. The U.S. Tax Act significantly revises the U.S. corporate income tax system by, among other things, lowering the U.S. corporate income tax rates, generally implementing a territorial tax system and imposing the Transition Tax.
Our effective tax rate for the three and nine months ended December 31, 2017 was negative 1,062.5 percent and positive 37.3 percent, respectively, as compared to 83.3 percent and 18.8 percent, respectively for the same periods in fiscal year 2017. The effective tax rate for the three and nine months ended December 31, 2017 was negatively impacted by the provisional income tax effects of the U.S. Tax Act, offset by earnings realized in countries that have lower statutory tax rates and the recognition of excess tax benefits from stock-based compensation. Without the provisional tax charge of the U.S. Tax Act, our effective tax rate for the three and nine months ended December 31, 2017 would have been 37.5 percent and 11.9 percent, respectively.
We have a March 31 fiscal year-end; therefore, the lower corporate tax rate enacted by the U.S. Tax Act will be phased in, resulting in a U.S. statutory federal rate of 31.6 percent for our fiscal year ending March 31, 2018, and 21.0 percent for subsequent fiscal years. When compared to the statutory rate of 31.6 percent, the effective tax rate for the three and nine months ended December 31, 2017 was higher primarily due to the income tax impacts of the U.S. Tax Act, offset by earnings realized in countries that have lower statutory tax rates and the recognition of excess tax benefits from stock-based compensation. We anticipate that the impact of excess tax benefits and tax deficiencies may result in significant fluctuations to our effective tax rate in the future. Excluding excess tax benefits, our effective tax rate would have been negative 1,075.0 percent and positive 43.6 percent, respectively, for the three and nine months ended December 31, 2017.
We recorded a provision for income taxes of $170 million and $259 million for the three and nine months ended December 31, 2017, respectively, including $176 million which is a reasonable estimate of the impacts of the U.S. Tax Act. We recorded a reasonable estimate of $151 million related to the Transition Tax. The final calculation of the Transition Tax may differ from our estimates, potentially materially, due to, among other things, changes in interpretations of the U.S. Tax Act, our analysis of the U.S. Tax Act, or any updates or changes to estimates that we have utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and assertions.
In addition, we provisionally recorded a tax charge related to the remeasurement of U.S. deferred tax assets and liabilities as a result of the reduction of the U.S. corporate tax rate and a tax benefit related to the deferred tax impacts of global intangible income. The impact of these, as well as certain other charges and benefits, were not material individually, or in the aggregate, and are provisional for the same reasons as stated above.
Reasonable estimates of the impacts of the U.S. Tax Act are provided in accordance with SEC guidance that allows for a measurement period of up to one year after the enactment date of the U.S. Tax Act to finalize the recording of the related tax impacts. We expect to complete the accounting under the U.S. Tax Act as soon as practicable, but in no event later than one year from the enactment date of the U.S. Tax Act.
We file income tax returns and are subject to income tax examinations in various jurisdictions with respect to fiscal years after 2008. The timing and potential resolution of income tax examinations is highly uncertain. While we continue to measure our uncertain tax positions, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued. It is reasonably possible that a reduction of up to $45 million of unrecognized tax benefits may occur within the next 12 months, a portion of which would impact our effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of December 31, 2017	As of March 31, 2017	Increase/(Decrease)
Cash and cash equivalents	$2,566	$2,565	$1
Short-term investments	2,318	1,967	351
Total	$4,884	$4,532	$352
Percentage of total assets	57%	59%

	Nine Months Ended December 31,
(In millions)	2017	2016	Change
Net cash provided by operating activities	$1,077	$1,141	$(64)
Net cash used in investing activities	(593)	(498)	(95)
Net cash used in financing activities	(508)	(625)	117
Effect of foreign exchange on cash and cash equivalents	25	(28)	53
Net increase in cash and cash equivalents	$1	$(10)	$11
Changes in Cash Flow
Operating Activities. Net cash provided by operating activities decreased by $64 million during the nine months ended December 31, 2017 as compared to the nine months ended December 31, 2016. The decrease is primarily driven by a $160 million decrease in accounts receivables collections due to the timing of customer receipts and game launches during the three months ended December 31, 2017 as compared to the three months ended December 31, 2016. This decrease was partially offset by a $46 million increase in operating cash flows as a result of sales related to the FIFA, Star Wars, and Need for Speed franchises and a $39 million increase in other assets primarily due to higher prepaid royalties during the nine months ended December 31, 2017, as compared to the nine months ended December 31, 2016.
Investing Activities. Net cash used in investing activities increased by $95 million during the nine months ended December 31, 2017 as compared to the nine months ended December 31, 2016 primarily driven by a $640 million increase in the purchase of short-term investments, and the payment of $150 million in connection with the acquisition of Respawn. This increase is partially offset by a $688 million increase in proceeds from the sales and maturities of short-term investments.
Financing Activities. Net cash used in financing activities decreased by $117 million during the nine months ended December 31, 2017 as compared to the nine months ended December 31, 2016 primarily due to a repayment of $163 million of our formerly outstanding convertible notes during the nine months ended December 31, 2016 and a $24 million increase in proceeds from the exercise of stock options and the purchase of ESPP during the nine months ended December 31, 2017 as compared to the nine months ended December 31, 2016. This decrease was partially offset by a $70 million increase in the repurchase and retirement of common stock during the nine months ended December 31, 2017 as compared to the nine months ended December 31, 2016.
Cash Flow Reclassifications. The adoption of ASU 2016-09 at the beginning of fiscal year 2018 resulted in two changes to our cash flow presentation. First, excess tax benefits are now presented as operating activities rather than as financing activities. Second, cash payments to taxing authorities in connection with shares withheld to meet statutory tax withholding requirements are now presented as a financing activity rather than as an operating activity. Both of these changes had the effect of increasing our cash provided by operating activities and increasing our cash used in financing activities for the nine months ended December 31, 2017 and 2016. We recast our cash flow presentation for the nine months ended December 31, 2016 to reflect the adoption of ASU 2016-09. For more information, see Note 1 - Description of Business and Basis of Presentation to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to ASU 2016-09.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of December 31, 2017, our short-term investments had gross unrealized losses of $8 million, or less than 1 percent of the total in short-term investments, and gross unrealized gains of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.

Depending on which short-term investments we liquidate to fund these activities, we could recognize a portion, or all, of the gross unrealized gains or losses.

Senior Notes
In February 2016, we issued $600 million aggregate principal amount of the 2021 Notes and $400 million aggregate principal amount of the 2026 Notes. We used the net proceeds of $989 million for general corporate purposes, including the payment of our formerly outstanding convertible notes and the repurchase of our common stock, including under the $500 million stock repurchase program approved in February 2016 and completed in March 2016. The effective interest rate is 3.94% for the 2021 Notes and 4.97% for the 2026 Notes. Interest is payable semiannually in arrears, on March 1 and September 1 of each year. See Note 11 - Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our Senior Notes, which is incorporated by reference into this Item 2.
Credit Facility
In March 2015, we entered into a $500 million senior unsecured revolving credit facility with a syndicate of banks. As of December 31, 2017, no amounts were outstanding under the credit facility.
See Note 11 - Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to the above items, which is incorporated by reference into this Item 2.
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
As of December 31, 2017, approximately $3.1 billion of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions. As a result of the U.S. Tax Act, which generally implemented a territorial tax system, a substantial portion of this amount is available for repatriation.
In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. We repurchased approximately 0.3 million shares for approximately $31 million under this program during the three months ended June 30, 2017. We completed repurchases under the May 2015 program in April 2017.
In May 2017, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $1.2 billion of our common stock. This stock repurchase program expires on May 31, 2019. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and nine months ended December 31, 2017, we repurchased approximately 1.4 million and 3.8 million shares for approximately $150 million and $422 million, respectively, under this program. We are actively repurchasing shares under this program.
We have a “shelf” registration statement on Form S-3 on file with the SEC. This shelf registration statement, which includes a base prospectus, allows us at any time to offer any combination of securities described in the prospectus in one or more offerings. Unless otherwise specified in a prospectus supplement accompanying the base prospectus, we would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes, which may include funding for working capital, financing capital expenditures, research and development, marketing and distribution efforts, and if opportunities arise, for acquisitions or strategic alliances. Pending such uses, we may invest the net proceeds in interest-bearing securities. In addition, we may conduct concurrent or other financings at any time.

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
Contractual Obligations and Commercial Commitments
Note 12 - Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our contractual obligations and commercial commitments, which is incorporated by reference into this Item 2.

OFF-BALANCE SHEET COMMITMENTS
As of December 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of December 31, 2017, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $122 million or $244 million, respectively. As of December 31, 2017, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $99 million or $197 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially. See Note 4 - Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.
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

As of December 31, 2017, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Fluctuations in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of December 31, 2017, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of December 31, 2017	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$1,221	$1,217	$1,212	$1,209	$1,204	$1,200	$1,196
U.S. Treasury securities	453	451	449	446	444	442	439
U.S. agency securities	118	117	117	115	116	115	114
Commercial paper	295	295	294	294	293	293	293
Foreign government securities	99	99	98	98	97	96	96
Asset-backed securities	136	135	135	134	134	133	133
Certificates of deposit	22	22	22	22	22	22	22
Total short-term investments	$2,344	$2,336	$2,327	$2,318	$2,310	$2,301	$2,293

Item 4.	Controls and Procedures
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
Changes in internal control over financial reporting
There has been no change in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended December 31, 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
The information under the subheading “Legal Proceedings” in Note 12 - Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q is incorporated by reference into this Part II.

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

We continually face cyber risks and threats that seek to damage, disrupt or gain access to our networks, our products and services, supporting infrastructure, intellectual property and other assets. In addition, we rely on technological infrastructure provided by third party business partners to support the online functionality of our products and services. These business partners, as well as our channel partners, also are subject to cyber risks and threats. Such cyber risks and threats may be difficult to detect. Both our partners and we have implemented certain systems, processes and technologies to guard against cyber risks and to help protect our data and systems. However, the techniques that may be used to obtain unauthorized access or disable, degrade, exploit or sabotage our products, services and systems change frequently and often are not detected. Our systems, processes and technologies, and the systems, processes and technologies of our business partners, may not be adequate. Any failure to prevent or mitigate security breaches or cyber risks, or respond adequately to a security breach or cyber risk, could result in interruptions to our products and services, degrade the user experience, cause consumers to lose confidence in our products, as well as significant legal and financial exposure. This could harm our business and reputation, disrupt our relationships with partners and diminish our competitive position.

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

We may experience outages, disruptions and/or degradations of our online services.

We are investing and expect to continue to invest in technology, hardware and software to support the online functionality of our portfolio of products and services. In addition, we rely on technological infrastructure provided by third party business partners.  Launching and operating games and services with online features, developing related technologies and implementing online business initiatives is expensive and complex. Implementation of these technologies and execution of these initiatives could result in operational failures and other issues impacting the technical stability of our products and services. In addition, having access to the necessary infrastructure to support the online functionality of our products and services is vital to our growth and success. Our products and services could be adversely impacted by outages, disruptions, failures and/or degradations in our network and related infrastructure, as well as in the online platforms or services of key business partners who offer or support our products and services.

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

We may experience outages, disruptions and/or degradations of our infrastructure.

We may experience outrages, disruptions and/or degradations of our infrastructure, including information technology system failures and network disruptions. These may be caused by natural disasters, cyber-incidents, weather events, power disruptions, telecommunications failures, failed upgrades of existing systems or migrations to new systems, acts of terrorism or other events. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to our products, services or online stores selling our products and services or interruption in our ability to conduct critical business functions.  Our corporate headquarters in Redwood City, CA and our studio in Burnaby, British Columbia are located in seismically active regions, and certain of our game development activities and other essential business operations are conducted at these locations. An event that results in the disruption or degradation of any of our critical business or information technology systems could harm our ability to conduct normal business operations.

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

We are subject to taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision, tax assets, and accruals for other taxes, and there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective income tax rate could be adversely affected by our profit levels, changes in our business, reorganization of our business and operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in applicable tax laws or interpretations of existing tax laws, or changes in the valuation allowance for deferred tax assets, as well as other factors. The Tax Cuts and Jobs Act, enacted on December 22, 2017, represents a significant overhaul to the U.S. federal tax code. This tax legislation lowers the U.S. statutory tax rate, but also includes a number of provisions that could significantly and adversely impact our U.S. federal income tax position in a reporting period, including the limitation or elimination of certain deductions or credits, and ongoing tax requirements related to foreign earnings. During the three months ended December 31, 2017, we recorded a provision for income taxes of $176 million which is a reasonable estimate of the impact of the U.S. Tax Act.  The final calculation of tax expense resulting from the U.S. Tax

Act may differ from our estimates, potentially materially, due to, among other things, changes in interpretations of the U.S. Tax Act, our analysis of the U.S. Tax Act, or any updates or changes to estimates that we have utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and assertions. In addition, any further changes to tax laws applicable to corporate multinationals in the countries in which we do business could adversely affect our effective tax rates, cause us to change the way in which we structure our business or result in other costs to us.

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
In May 2017, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $1.2 billion of our common stock. This stock repurchase program expires on May 31, 2019. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and nine months ended December 31, 2017, we repurchased approximately 1.4 million and 3.8 million shares for approximately $150 million and $422 million, respectively, under this program. We are actively repurchasing shares under this program.
The following table summarizes the number of shares repurchased during the three months ended December 31, 2017:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
October 1 - October 28, 2017	409,732	$116.42	409,732	$880
October 29 - November 25, 2017	244,871	$112.41	244,871	$853
November 26 - December 30, 2017	704,303	$106.33	704,303	$778
	1,358,906	$110.47	1,358,906

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The exhibits listed in the accompanying index to exhibits on Page 62 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2017
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
4.01	Specimen Common Stock Certificate				X

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS†	XBRL Instance Document				X

101.SCH†	XBRL Taxonomy Extension Schema Document				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Management contract or compensatory plan or arrangement

†
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2017 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income (Loss), (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
February 6, 2018	Executive Vice President,
Chief Financial Officer