Form 10-Q
period 2018-06-30
ELECTRONIC ARTS INC.
filed 2018-08-08
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of August 3, 2018, there were 304,818,260 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	June 30, 2018	March 31, 2018 (a)
ASSETS
Current assets:
Cash and cash equivalents	$3,876	$4,258
Short-term investments	1,095	1,073
Receivables, net of allowances of $4 and $165, respectively	371	385
Other current assets	282	288
Total current assets	5,624	6,004
Property and equipment, net	440	453
Goodwill	1,886	1,883
Acquisition-related intangibles, net	107	71
Deferred income taxes, net	92	84
Other assets	98	89
TOTAL ASSETS	$8,247	$8,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47	$48
Accrued and other current liabilities	815	821
Deferred net revenue (online-enabled games)	602	1,622
Total current liabilities	1,464	2,491
Senior notes, net	993	992
Income tax obligations	276	250
Deferred income taxes, net	1	1
Other liabilities	253	255
Total liabilities	2,987	3,989
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 305 and 306 shares issued and outstanding, respectively	3	3
Additional paid-in capital	339	657
Retained earnings	4,944	4,062
Accumulated other comprehensive loss	(26)	(127)
Total stockholders’ equity	5,260	4,595
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,247	$8,584
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended June 30,
(In millions, except per share data)	2018	2017
Net revenue:
Product	$202	$828
Service and other	935	621
Total net revenue	1,137	1,449
Cost of revenue:
Product	68	64
Service and other	147	90
Total cost of revenue	215	154
Gross profit	922	1,295
Operating expenses:
Research and development	362	325
Marketing and sales	140	121
General and administrative	114	105
Amortization of intangibles	6	1
Total operating expenses	622	552
Operating income	300	743
Interest and other income (expense), net	19	6
Income before provision for income taxes	319	749
Provision for income taxes	26	105
Net income	$293	$644
Earnings per share:
Basic	$0.96	$2.08
Diluted	$0.95	$2.06
Number of shares used in computation:
Basic	306	309
Diluted	310	313
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended June 30,
(In millions)	2018	2017
Net income	$293	$644
Other comprehensive income (loss), net of tax:
Net gains (losses) on derivative instruments	93	(56)
Foreign currency translation adjustments	(15)	4
Total other comprehensive income (loss), net of tax	78	(52)
Total comprehensive income	$371	$592

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three Months Ended June 30,
(In millions)	2018	2017
OPERATING ACTIVITIES
Net income	$293	$644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	38	31
Stock-based compensation	70	48
Change in assets and liabilities:
Receivables, net	169	135
Other assets	48	80
Accounts payable	8	(44)
Accrued and other liabilities	(85)	(116)
Deferred income taxes, net	(74)	55
Deferred net revenue (online-enabled games)	(347)	(657)
Net cash provided by operating activities	120	176
INVESTING ACTIVITIES
Capital expenditures	(32)	(33)
Proceeds from maturities and sales of short-term investments	207	438
Purchase of short-term investments	(228)	(693)
Acquisition, net of cash acquired	(50)	—
Net cash used in investing activities	(103)	(288)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	1	30
Cash paid to taxing authorities for shares withheld from employees	(89)	(95)
Repurchase and retirement of common stock	(300)	(150)
Net cash used in financing activities	(388)	(215)
Effect of foreign exchange on cash and cash equivalents	(11)	10
Decrease in cash and cash equivalents	(382)	(317)
Beginning cash and cash equivalents	4,258	2,565
Ending cash and cash equivalents	$3,876	$2,248
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$28	$7

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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2019 contains 52 weeks and ends on March 30, 2019. Our results of operations for the fiscal year ended March 31, 2018 contained 52 weeks and ended on March 31, 2018. Our results of operations for the three months ended June 30, 2018 and 2017 contained 13 weeks each and ended on June 30, 2018 and July 1, 2017, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as filed with the United States Securities and Exchange Commission (“SEC”) on May 23, 2018.
Recently Adopted Accounting Standards
On April 1, 2018, we adopted six new accounting standards which are discussed below. Other than Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts with Customers (the “New Revenue Standard” or “ASC 606”), these other accounting standards did not have a material impact to our Condensed Consolidated Financial Statements.
In May 2014, the FASB issued the New Revenue Standard, which replaced ASC Topic 605, Revenue Recognition (the “Old Revenue Standard” or “ASC 605”), including industry-specific requirements, and provided companies with a single principles-based revenue recognition model for recognizing revenue from contracts with customers. The core principle of the New Revenue Standard is that a company should recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.

We adopted the New Revenue Standard on April 1, 2018, the beginning of fiscal year 2019, using the modified retrospective method. We elected to apply the New Revenue Standard only to contracts that were not completed as of the adoption date. The comparative information for periods prior to April 1, 2018 has not been restated and continues to be reported under the accounting standards in effect for those periods. The net cumulative effect adjustment upon adoption resulted in an increase to retained earnings of $590 million, net of tax, and included the impact from the following adjustments to our Condensed Consolidated Balance Sheet at April 1, 2018:

BALANCE SHEETS (In millions)	Balance at March 31, 2018	Adjustments due to New Revenue Standard Adoption	Balance at April 1, 2018
Assets
Receivables, net	$385	$158	$543
Deferred income taxes, net	84	(64)	20

Liabilities
Accrued and other current liabilities
Sales return and price protection reserves	$—	$158	$158
Deferred net revenue (other)	108	(3)	105
Deferred net revenue (online-enabled games)	1,622	(673)	949

Stockholders’ Equity
Retained earnings	$4,062	$590	$4,652
Accumulated other comprehensive (loss)	(127)	22	(105)

The most significant impacts of the New Revenue Standard are:

•
The accounting for our transactions as multiple elements or “bundled” arrangements. Under prior software revenue recognition accounting standards, because we did not have vendor-specific objective evidence of fair value (“VSOE”) for unspecified future updates or online hosting, we were not able to account for performance obligations separately, and therefore, the entire sales price of most transactions that had multiple performance obligations was recognized ratably over the period we expected to provide the future updates and/or online hosting performance obligations (the “Estimated Offering Period”). Under the New Revenue Standard, this VSOE requirement is eliminated and is replaced with a requirement for us to determine our best estimate of the stand-alone selling price of each performance obligation and allocate the transaction price to each distinct performance obligation on a relative stand-alone selling price basis. Therefore, we are able to account for performance obligations separately.

For example, for an individual sale of a game with both online and offline functionality, we typically have three distinct performance obligations; (1) the software license; (2) a right to receive future updates; and (3) online hosting. The software license performance obligation represents the game that is delivered digitally or via physical disc at the time of sale and typically provides access to offline core game content. The future update rights performance obligation includes updates on a when-and-if-available basis such as software patches or updates, and/or additional free content to be delivered in the future. The online hosting performance obligation consists of providing the customer with a hosted connection for online playability.

Since we do not sell the performance obligations on a stand-alone basis, we consider market conditions and other observable inputs to estimate the stand-alone selling price for each performance obligation. For games with services under the New Revenue Standard, generally 75 percent of the sales price is allocated to the software license performance obligation and recognized at a point in time upon delivery (which is usually at or near the same time as the booking of the transaction), and the remaining 25 percent is allocated to the future update rights and the online hosting performance obligations and recognized ratably over the Estimated Offering Period. For sales prior to April 1, 2018, our deferred revenue balances decreased by $740 million upon adoption of the New Revenue Standard because the software license performance obligation had been delivered in the prior fiscal year.

•
Mobile platform fees. The adoption of the New Revenue Standard also changed how we present mobile platform fees after March 31, 2018. Previously, mobile platform fees retained by third-party application storefronts such as the Apple App Store and Google Play, were reported on a net basis (i.e. as a reduction of net revenue) because we previously determined that generally, the third party was considered the primary obligor. Upon adoption of the New

Revenue Standard, we concluded that we are the principal in the transactions, resulting in mobile platform fees now being reported within cost of revenue rather than as a reduction of net revenue. We recognized $64 million of mobile platform fees at April 1, 2018 as an increase to our deferred revenue balances. Mobile platform fees for the three months ended June 30, 2018 was $49 million, and accordingly increased both service and other net revenue and cost of revenue by this amount relative to the same period a year ago. While this change also decreased our gross margin percentage, it does not have a material impact on our annual total gross profit or overall profitability.

•
Increased portion of our sales from games with services are presented as service revenue. The amount of the transaction price allocated to future update rights and the online hosting performance obligations are presented as service revenue under the New Revenue Standard (previously, revenue associated with future update rights were generally presented as product revenue). Therefore, for the three months ended June 30, 2018, approximately $186 million of revenue for future update rights are now presented as service revenue under the New Revenue Standard as compared to product revenue under the Old Revenue Standard.

•
Sales returns and price protection reserves. Upon adoption, our sales returns and price protection reserves are now presented within accrued and other liabilities (previously, these allowances were presented as contra-assets within receivables on our Condensed Consolidated Balance Sheets). We reclassified $158 million of sales returns and price protection reserves on April 1, 2018.

The adoption of the New Revenue Standard impacted our Condensed Consolidated Balance Sheet as of June 30, 2018 and our Condensed Consolidated Statement of Operations for the three months ended June 30, 2018 as follows:

	As of June 30, 2018
BALANCE SHEETS (In millions)	Under New Revenue Standard	Under Old Revenue Standard	$ Change
Assets
Receivables, net	$371	$242	$129
Other current assets	282	277	5
Deferred income taxes, net	92	118	(26)

Liabilities
Accrued and other current liabilities
Sales return and price protection reserves	$129	$—	$129
Deferred net revenue (other)	63	89	(26)
Deferred net revenue (online-enabled games)	602	900	(298)
Other liabilities	253	257	(4)

Stockholders’ Equity
Retained earnings	$4,944	$4,644	$300
Accumulated other comprehensive income (loss)	(26)	(33)	7

	Three Months Ended June 30, 2018
(In millions, except per share data)	Under New Revenue Standard	Under Old Revenue Standard	$ Change	% Change
Net revenue:
Product	$202	$716	$(514)	(72)%
Service and other	935	700	235	34%
Total net revenue	1,137	1,416	(279)	(20)%
Cost of revenue:
Product	68	78	(10)	(13)%
Service and other	147	88	59	67%
Total cost of revenue	215	166	49	30%
Gross profit	922	1,250	(328)	(26)%
Operating expenses:
Total operating expenses	622	622	—	—%
Operating income	300	628	(328)	(52)%
Interest and other income (expense), net	19	19	—	—%
Income before provision for income taxes	319	647	(328)	(51)%
Provision for income taxes	26	64	(38)	(59)%
Net income	$293	$583	$(290)	(50)%
Earnings per share:
Basic	$0.96	$1.91	$(0.95)	(50)%
Diluted	$0.95	$1.88	$(0.93)	(49)%

The adoption of the New Revenue Standard accelerated the revenue recognition of prior period game sales into retained earnings, which will result in a one-time increase in cash taxes paid on our Condensed Consolidated Statement of Cash Flows for the fiscal year ending March 31, 2019.

Refer to the following sections of our Condensed Consolidated Financial Statements for the additional disclosures required by the New Revenue Standard:

•
See Note 2 — Summary of Significant Accounting Policies, for our updated revenue accounting policy, including significant judgments, under ASC 606. For a discussion of our revenue recognition policy as it relates to revenue transactions accounted for prior to April 1, 2018, which were accounted for under ASC 605, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

•
See Note 10 — Balance Sheet Details, for a discussion on our contract liabilities (“deferred net revenue”) and our remaining performance obligations. We had an immaterial amount of contract assets as of April 1, 2018 and June 30, 2018.

•	See Note 16 — Segment Information, for our disaggregations of revenue.
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
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update gives the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income that the FASB refers to as having been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act. The adoption did not have a material impact on our Condensed Consolidated Financial Statements.
Other Recently Issued Accounting Standards
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU2016-13 is effective for us beginning in the first quarter of fiscal year 2021. Early adoption is permitted beginning in the first quarter of fiscal year 2020. We are currently evaluating the timing of adoption and impact of this new standard on our Condensed Consolidated Financial Statements and related disclosures.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As discussed in Note 1 — Description of Business and Basis of Presentation, we adopted the New Revenue Standard on April 1, 2018. Other than adoption of this New Revenue Standard, there were no significant changes to our accounting policies during the three months ended June 30, 2018. Refer to Note 1 — Description of Business and Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended March 31, 2018 for a summary of our other significant accounting policies.
Revenue Recognition
We derive revenue principally from sales of our games, and related extra-content and services that can be played by customers on a variety of platforms which include game consoles, PCs, mobile phones and tablets. Our product and service offerings include, but are not limited to, the following:

•
full games with both online and offline functionality (“Games with Services”), which generally includes (1) the initial game delivered digitally or via physical disc at the time of sale and typically provide access to offline core game content (“software license”); (2) updates on a when-and-if-available basis, such as software patches or updates, and/or additional free content to be delivered in the future (“future update rights”); and (3) a hosted connection for online playability (“online hosting”);

•	full games with online-only functionality which require an Internet connection to access all gameplay and functionality (“Online-Hosted Service Games”);

•	extra content related to Games with Services and Online-Hosted Service Games which provides access to additional in-game content;

•
subscriptions, such as Origin Access and EA Access, that generally offers access to a selection of full games, in-game content, online services and other benefits typically for a recurring monthly or annual fee; and

•	licensing our games to third parties to distribute and host our games.

Effective April 1, 2018, we evaluate revenue recognition based on the criteria set forth in ASC 606, Revenue from Contracts with Customers.

We evaluate and recognize revenue by:

•	identifying the contract(s) with the customer;

•	identifying the performance obligations in the contract;

•	determining the transaction price;

•	allocating the transaction price to performance obligations in the contract; and

•	recognizing revenue as each performance obligation is satisfied through the transfer of a promised good or service to a customer (i.e., “transfer of control”).

Online-Enabled Games

Games with Services. Our sales of Games with Services are evaluated to determine whether the software license, future update rights and the online hosting are distinct and separable. Sales of Games with Services are generally determined to have three distinct performance obligations: software license, future update rights, and the online hosting.

Since we do not sell the performance obligations on a stand-alone basis, we consider market conditions and other observable inputs to estimate the stand-alone selling price for each performance obligation. We recognize revenue from these arrangements upon transfer of control for each performance obligation. For the portion of the transaction price allocated to the software license, revenue is recognized when control of the license has been transferred to the customer. For the portion of the transaction price allocated to the future update rights and the online hosting, revenue is recognized as the services are provided.

Online-Hosted Service Games. Sales of our Online-Hosted Service Games are determined to have one distinct performance obligation: the online hosting. We recognize revenue from these arrangements as the service is provided.

Extra Content. Revenue received from sales of downloadable content are derived primarily from the sale of virtual currencies and digital in-game content to our customers to enhance their gameplay experience. Sales of extra content are accounted for in a manner consistent with the treatment for our Games with Services and Online-Hosted Service Games as discussed above, depending upon whether or not the extra content has offline functionality.

Subscriptions

Revenue from subscriptions is recognized over the subscription term as the service is provided.

Licensing Revenues

In certain countries, we utilize third-party licensees to distribute and host our games in accordance with license agreements, for which the licensees typically pay us a fixed minimum guarantee and/or sales-based royalties. These arrangements typically include multiple performance obligations, such as a time-based license of software and future update rights. We recognize as revenue a portion of the minimum guarantee when we transfer control of the license of software (generally upon commercial launch) and the remaining portion ratably over the contractual term in which we provide the licensee with future update rights. Any sales-based royalties are generally recognized as the related sales occur by the licensee.

Revenue Classification

We classify our revenue as either product revenue or service and other revenue. Generally, performance obligations that are recognized upfront upon transfer of control are classified as product revenue, while performance obligations that are recognized over the Estimated Offering Period or subscription period as the services are provided are classified as service revenue.

Product revenue. Our product revenue includes revenue allocated to the software license performance obligation. Product revenue also includes revenue from the licensing of software to third-parties.

Service and other revenue. Our service revenue includes revenue allocated to the future update rights and the online hosting performance obligations. This also includes revenue allocated to the future update rights from the licensing of software to third-parties, software that offers an online-only service such as our Ultimate Team game mode, and subscription services.

Significant Judgments around Revenue Arrangements

Identifying performance obligations. Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, (i.e., the customer can benefit from the goods or services either on its own or together with other resources that are readily available), and are distinct in the context of the contract (i.e., it is separately identifiable from other goods or services in the contract). To the extent a contract includes multiple promises, we must apply judgment to determine whether those promises are separate and distinct performance obligations. If these criteria are not met, the promises are accounted for as a combined performance obligation.

Determining the transaction price. The transaction price is determined based on the consideration that we will be entitled to receive in exchange for transferring our goods and services to the customer. Determining the transaction price often requires significant judgment, based on an assessment of contractual terms and business practices. It further includes review of variable consideration such as discounts, sales returns, price protection, and rebates, which is estimated at the time of the transaction. See below for additional information regarding our sales returns and price protection reserves. In addition, the transaction price does not include an estimate of the variable consideration related to sales-based royalties. Sales-based royalties are recognized as the sales occur.

Allocating the transaction price. Allocating the transaction price requires that we determine an estimate of the relative stand-alone selling price for each distinct performance obligation. Determining the relative stand-alone selling price is inherently subjective, especially in situations where we do not sell the performance obligation on a stand-alone basis (which occurs in the majority of our transactions). In those situations, we determine the relative stand-alone selling price based on various observable inputs using all information that is reasonably available. Examples of observable inputs and information include: historical internal pricing data, cost plus margin analyses, third-party external pricing of similar or same products and services such as software licenses and maintenance support within the enterprise software industry. The results of our analysis resulted in a specific percentage of the transaction price being allocated to each performance obligation.

Determining the Estimated Offering Period. The offering period is the period in which we offer to provide the future update rights and/or online hosting for the game and related extra content sold. Because the offering period is not an explicitly defined period, we must make an estimate of the offering period for the service related performance obligations (i.e., future update rights and online hosting). Determining the Estimated Offering Period is inherently subjective and is subject to regular revision. Generally, we consider the average period of time customers are online when estimating the offering period. We also consider the estimated period of time between the date a game unit is sold to a reseller and the date the reseller sells the game unit to the customer (i.e., time in channel). Based on these two factors, we then consider the method of distribution. For example, games sold at retail would have a composite offering period equal to the online gameplay period plus time in channel as opposed to digitally-distributed software licenses which are delivered immediately via digital download and therefore, the offering period is estimated to be only the online gameplay period.

Additionally, we consider results from prior analyses, known and expected online gameplay trends, as well as disclosed service periods for competitors’ games in determining the Estimated Offering Period for future sales. We believe this provides a reasonable depiction of the transfer of future update rights and online hosting to our customers, as it is the best representation of the time period during which our games are played. We recognize revenue for future update rights and online hosting performance obligations ratably on a straight-line basis over this period as there is a consistent pattern of delivery for these performance obligations. These performance obligations are generally recognized over an estimated nine-month period beginning in the month after shipment for software licenses sold through retail and an estimated six-month period for digitally-distributed software licenses.

Deferred Net Revenue

Because the majority of our sales transactions include future update rights and online hosting performance obligations, which are subject to a recognition period of generally six to nine months, our deferred net revenue balance is material. This balance increases from period to period by the revenue being deferred for current sales with these service obligations and is reduced by the recognition of revenue from prior sales that were deferred. Generally, revenue is recognized as the services are provided.

Principal Agent Considerations

We evaluate sales to end customers of our full games and related content via third-party storefronts, including digital storefronts such as Microsoft’s Xbox Store, Sony’s PlayStation Store, Apple App Store, and Google Play Store, in order to determine whether or not we are acting as the principal in the sale to the end customer, which we consider in determining if revenue should be reported gross or net of fees retained by the third-party storefront. An entity is the principal if it controls a good or service before it is transferred to the end customer. Key indicators that we evaluate in determining gross versus net treatment include but are not limited to the following:

•	the underlying contract terms and conditions between the various parties to the transaction;

•	which party is primarily responsible for fulfilling the promise to provide the specified good or service to the end customer;

•	which party has inventory risk before the specified good or service has been transferred to the end customer; and

•	which party has discretion in establishing the price for the specified good or service.

Based on an evaluation of the above indicators, except as discussed below, we have determined that generally the third party is considered the principal to end customers for the sale of our full games and related content. We therefore report revenue related to these arrangements net of the fees retained by the storefront. However, for sales arrangements via Apple App Store and Google Play Store, EA is considered the principal to the end customer and thus, we report revenue on a gross basis and mobile platform fees are reported within cost of revenue.

Payment Terms

Substantially all of our transactions have payment terms, whether customary or on an extended basis, of less than one year; therefore, we generally do not adjust the transaction price for the effects of any potential financing components that may exist.

Sales and Value-Added Taxes

Revenue is recorded net of taxes assessed by governmental authorities that are imposed at the time of the specific revenue-producing transaction between us and our customer, such as sales and value-added taxes.

Sales Returns and Price Protection Reserves

Sales returns and price protection are considered variable consideration under ASC 606. We reduce revenue for estimated future returns and price protection which may occur with our distributors and retailers (“channel partners”). Price protection represents our practice to provide our channel partners with a credit allowance to lower their wholesale price on a particular game unit that they have not resold to customers. The amount of the price protection for permanent markdowns is the difference between the old wholesale price and the new reduced wholesale price. Credits are also given for short-term promotions, temporarily reducing the wholesale price. In certain countries we also have a practice for allowing channel partners to return older products in the channel in exchange for a credit allowance.

When evaluating the adequacy of sales returns and price protection reserves, we analyze the following: historical credit allowances, current sell-through of our channel partners’ inventory of our products, current trends in retail and the video game industry, changes in customer demand, acceptance of our products, and other related factors. In addition, we monitor the volume of sales to our channel partners and their inventories, as substantial overstocking in the distribution channel could result in high returns or higher price protection in subsequent periods.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2018 and March 31, 2018, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of June 30, 2018	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$30	$30	$—	$—	Cash equivalents
Money market funds	2,239	2,239	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	613	—	613	—	Short-term investments
U.S. Treasury securities	213	213	—	—	Short-term investments
U.S. agency securities	74	—	74	—	Short-term investments
Commercial paper	119	—	119	—	Short-term investments and cash equivalents
Foreign government securities	54	—	54	—	Short-term investments
Asset-backed securities	50	—	50	—	Short-term investments
Certificates of deposit	2	—	2	—	Short-term investments
Foreign currency derivatives	59	—	59	—	Other current assets and other assets
Deferred compensation plan assets (a)	11	11	—	—	Other assets
Total assets at fair value	$3,464	$2,493	$971	$—
Liabilities
Contingent consideration (b)	$122	$—	$—	$122	Other liabilities
Foreign currency derivatives	17	—	17	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	11	11	—	—	Other liabilities
Total liabilities at fair value	$150	$11	$17	$122

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2018	$122
Additions	—
Change in fair value	—
Balance as of June 30, 2018	$122

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of March 31, 2018	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$286	$286	$—	$—	Cash equivalents
Money market funds	1,876	1,876	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	624	—	624	—	Short-term investments
U.S. Treasury securities	210	210	—	—	Short-term investments
U.S. agency securities	78	—	78	—	Short-term investments
Commercial paper	150	—	150	—	Short-term investments and cash equivalents
Foreign government securities	52	—	52	—	Short-term investments
Certificates of Deposit	2	—	2	—	Cash equivalents
Foreign currency derivatives	4	—	4	—	Other current assets and other assets
Deferred compensation plan assets (a)	10	10	—	—	Other assets
Total assets at fair value	$3,292	$2,382	$910	$—
Liabilities
Contingent consideration (b)	$122	$—	$—	$122	Other liabilities
Foreign currency derivatives	56	—	56	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	11	11	—	—	Other liabilities
Total liabilities at fair value	$189	$11	$56	$122

(a)
The Deferred Compensation Plan assets consist of various mutual funds. See Note 14 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, for additional information regarding our Deferred Compensation Plan.

(b)
The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with our acquisition of Respawn Entertainment, LLC (“Respawn”) that is contingent upon the achievement of certain performance milestones. We estimated fair value using a probability-weighted income approach combined with a real options methodology, and applied a discount rate that appropriately captures the risk associated with the obligation. At June 30, 2018, the discount rates used ranged from 3.2 percent to 3.8 percent. There were no material changes in the fair value of the contingent consideration during the three months ended June 30, 2018. At March 31, 2018, the discount rates used ranged from 3.3 percent to 3.6 percent. See Note 6 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, for additional information regarding the Respawn acquisition.

(4) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of June 30, 2018 and March 31, 2018, our cash and cash equivalents were $3,876 million and $4,258 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.

Short-Term Investments
Short-term investments consisted of the following as of June 30, 2018 and March 31, 2018 (in millions):

	As of June 30, 2018				As of March 31, 2018
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$618	$—	$(5)	$613	$629	$—	$(5)	$624
U.S. Treasury securities	215	—	(2)	213	212	—	(2)	210
U.S. agency securities	75	—	(1)	74	79	—	(1)	78
Commercial paper	89	—	—	89	109	—	—	109
Foreign government securities	54	—	—	54	53	—	(1)	52
Asset-backed securities	50	—	—	50	—	—	—	—
Certificates of Deposit	2	—	—	2	—	—	—	—
Short-term investments	$1,103	$—	$(8)	$1,095	$1,082	$—	$(9)	$1,073
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of June 30, 2018 and March 31, 2018 (in millions):

	As of June 30, 2018		As of March 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$587	$585	$521	$520
Due 1 year through 5 years	516	510	561	553
Due after 5 years	—	—	—	—
Short-term investments	$1,103	$1,095	$1,082	$1,073

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of June 30, 2018			As of March 31, 2018
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$224	$—	$13	$329	$2	$4
Forward contracts to sell	$1,352	$59	$3	$1,575	$1	$48
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations was a loss of $15 million and a gain of $17 million for the three months ended June 30, 2018 and 2017, respectively.
During the three months ended June 30, 2018 and 2017, we reclassified an immaterial amount of the ineffective portion of gains or losses resulting from changes in fair value into interest and other income (expense), net.
The amount excluded from the assessment of hedge effectiveness was a gain of $7 million during the three months ended June 30, 2018 and recognized in interest and other income (expense), net. The amount excluded from the assessment of hedge effectiveness was immaterial for the three months ended June 30, 2017.
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of June 30, 2018			As of March 31, 2018
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$249	$—	$1	$210	$1	$1
Forward contracts to sell	$241	$—	$—	$257	$—	$3

The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2018 and 2017 was as follows (in millions):

	Statement of Operations Classification	Amount of Gain (Loss) Recognized in the Statement of Operations
		Three Months Ended June 30,
		2018	2017
Foreign currency forward contracts not designated as hedging instruments	Interest and other income (expense), net	$9	$(6)

(6) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended June 30, 2018 and 2017 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2018	$(8)	$(89)	$(30)	$(127)
Cumulative-effect adjustment from the adoption of ASC 606	—	22	—	22
Cumulative-effect adjustment from the adoption of ASU 2018-02	—	1	—	1
Balances as of April 1, 2018	(8)	(66)	(30)	(104)
Other comprehensive income (loss) before reclassifications	—	78	(15)	63
Amounts reclassified from accumulated other comprehensive income (loss)	—	15	—	15
Total other comprehensive income (loss), net of tax	—	93	(15)	78
Balances as of June 30, 2018	$(8)	$27	$(45)	$(26)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2017	$(3)	$32	$(48)	$(19)
Other comprehensive income (loss) before reclassifications	—	(39)	14	(25)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(17)	(10)	(27)
Total other comprehensive income (loss), net of tax	—	(56)	4	(52)
Balances as of June 30, 2017	$(3)	$(24)	$(44)	$(71)

The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2018 and 2017 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
(Gains) losses on cash flow hedges from forward contracts
Net revenue	$14	$(19)
Research and development	1	2
Total, net of tax	$15	$(17)

(Gains) losses on foreign currency translation
Interest and other income (expense), net	$—	$(10)
Total, net of tax	$—	$(10)

Total net (gain) loss reclassified, net of tax	$15	$(27)

(7)  BUSINESS COMBINATIONS
GameFly Cloud Gaming

On May 3, 2018, we acquired cloud gaming technology assets and personnel from a wholly-owned subsidiary of GameFly, Inc. based in Israel (“GameFly Cloud Gaming”) for total cash consideration of $50 million. The purchase price was allocated to the acquired net tangible and intangible assets based on their estimated fair values as of May 3, 2018, resulting in $43 million allocated to intangible assets, and $7 million allocated to goodwill that consists largely of expected synergies and workforce, substantially all of which is expected to be deductible for tax purposes. Subsequent to the acquisition, we also granted approximately $4 million in long-term equity in the form of restricted stock units to certain employees.
The results of operations attributable to the assets and personnel acquired in the GameFly Cloud Gaming acquisition and the fair value of the assets acquired have been included in our Condensed Consolidated Financial Statements since the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our Condensed Consolidated Statements of Operations.

During the three months ended June 30, 2017, there were no acquisitions.

(8) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the three months ended June 30, 2018 are as follows (in millions):

	As of March 31, 2018	Activity	Effects of Foreign Currency Translation	As of June 30, 2018
Goodwill	$2,251	$7	$(4)	$2,254
Accumulated impairment	(368)	—	—	(368)
Total	$1,883	$7	$(4)	$1,886
Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets.
Acquisition-related intangibles consisted of the following (in millions):

	As of June 30, 2018			As of March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$460	$(417)	$43	$417	$(414)	$3
Trade names and trademarks	161	(111)	50	161	(107)	54
Registered user base and other intangibles	5	(5)	—	5	(5)	—
Carrier contracts and related	85	(85)	—	85	(85)	—
In-process research and development	14	—	14	14	—	14
Total	$725	$(618)	$107	$682	$(611)	$71
The fair value of acquisition-related intangible assets acquired in the GameFly Cloud Gaming acquisition was $43 million, all of which was allocated to developed and core technology, and has a useful life of approximately 4.0 years.
Amortization of intangibles for the three months ended June 30, 2018 are classified in the Condensed Consolidated Statement of Operations as follows (in millions):

	Three Months Ended June 30,
	2018	2017
Cost of service and other revenue	$—	$—
Cost of product revenue	1	—
Operating expenses	6	1
Total	$7	$1

Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, ranging from 1 to 9 years. As of June 30, 2018 and March 31, 2018, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 4.1 years and 4.3 years, respectively.
As of June 30, 2018, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Condensed Consolidated Statement of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2019 (remaining nine months)	$19
2020	22
2021	22
2022	22
2023	8
Thereafter	—
Total	$93

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

During the three months ended June 30, 2018 and 2017, we did not recognize any material losses or impairment charges on royalty-based commitments, respectively.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of June 30, 2018	As of March 31, 2018
Other current assets	$53	$68
Other assets	32	34
Royalty-related assets	$85	$102
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

	As of June 30, 2018	As of March 31, 2018
Accrued royalties	$145	$171
Other liabilities	69	74
Royalty-related liabilities	$214	$245
As of June 30, 2018, we were committed to pay approximately $897 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 13 for further information on our developer and licensor commitments.

(10) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of June 30, 2018 and March 31, 2018 consisted of (in millions):

	As of June 30, 2018	As of March 31, 2018
Computer, equipment and software	$742	$744
Buildings	338	336
Leasehold improvements	136	139
Equipment, furniture and fixtures, and other	82	84
Land	66	66
Construction in progress	9	7
	1,373	1,376
Less: accumulated depreciation	(933)	(923)
Property and equipment, net	$440	$453
During the three months ended June 30, 2018 and 2017 depreciation expense associated with property and equipment was $30 million and $29 million, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of June 30, 2018 and March 31, 2018 consisted of (in millions):

	As of June 30, 2018	As of March 31, 2018
Other accrued expenses	$262	$260
Accrued compensation and benefits	216	282
Accrued royalties	145	171
Sales return and price protection reserves	129	—
Deferred net revenue (other)	63	108
Accrued and other current liabilities	$815	$821
Deferred net revenue (other) includes the deferral of subscription revenue, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
As a result of the adoption of the New Revenue Standard, as of June 30, 2018, our sales returns and price protection reserves are now classified within accrued and other liabilities (previously, these allowances were classified as a contra-asset within receivables on our Condensed Consolidated Balance Sheets).
Deferred net revenue
Deferred net revenue as of June 30, 2018 and April 1, 2018, as adjusted, consisted of (in millions):

	As of June 30, 2018	As of April 1, 2018 (as adjusted)
Deferred net revenue (online-enabled games)	$602	$949
Deferred net revenue (other)	63	105
Deferred net revenue (noncurrent)	11	5
Total Deferred net revenue	$676	$1,059

Total deferred net revenue decreased by $383 million, from April 1, 2018, as adjusted, to June 30, 2018. During the three months ended June 30, 2018, we recognized revenue of $885 million, of which $768 million related to revenue recognized in the current period that was included in the deferred revenue balance at the beginning of the period. This was offset by the deferral of $502 million of revenue during this period.
Remaining Performance Obligations
As of June 30, 2018, revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes our deferred revenue balance of $676 million and amounts to be invoiced and recognized as revenue in future periods of $29 million. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue. We expect to recognize substantially all of these balances as revenue over the next 12 months.

(11) INCOME TAXES
The provision for income taxes for the three months ended June 30, 2018 is based on our projected annual effective tax rate for fiscal year 2019, adjusted for specific items that are required to be recognized in the period in which they are incurred.
Our effective tax rate for the three months ended June 30, 2018 was 8.2 percent as compared to 14.0 percent for the same period in fiscal year 2018. The effective tax rate for the three months ended June 30, 2018 was impacted by the lower U.S. statutory tax rate as a result of the U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 (the “U.S. Tax Act”) and earnings realized in countries that have lower statutory tax rates, partially offset by less excess tax benefits from stock-based compensation recognized in the current period as compared to the same period in fiscal year 2018.
When compared to the statutory rate of 21.0 percent, the effective tax rate for the three months ended June 30, 2018 was lower due to earnings realized in countries that have lower statutory tax rates and the recognition of excess tax benefits from stock-based compensation. Excluding excess tax benefits, our effective tax rate would have been 11.3 percent for the three months ended June 30, 2018.
The U.S. Tax Act significantly revised the U.S. corporate income tax system by, among other things, lowering the U.S. corporate income tax rates to 21.0 percent, generally implementing a territorial tax system and imposing a one-time transition tax on the deemed repatriation of undistributed earnings of foreign subsidiaries (the “Transition Tax”).

We recorded a provisional tax expense of $235 million related to the U.S. Tax Act for the year ended March 31, 2018, $192 million of which relates to the Transition Tax. During the three months ended June 30, 2018, we made no adjustments to these provisional amounts. The final calculation of taxes attributable to the U.S. Tax Act may differ from our estimates, potentially materially, due to, among other things, changes in interpretations of the U.S. Tax Act, our further analysis of the U.S. Tax Act, or any updates or changes to estimates that we have utilized to calculate the transition impacts.
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

The U.S. Tax Act creates new U.S. taxes on foreign earnings. Our provision for income taxes for the quarter ended June 30, 2018 provisionally does not reflect any deferred tax impacts of the U.S. taxes on foreign earnings. Because of the complexity of the rules regarding the new tax on foreign earnings, we are continuing to evaluate this accounting policy election.

On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner (“the Altera opinion”) requiring related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. This opinion reversed the prior decision of the United States Tax Court. On August 7, 2018, the Altera opinion was withdrawn for reconsideration. We will continue to monitor ongoing developments and potential impacts to our condensed consolidated financial statements. If the Altera opinion stands, it could result in material changes to our condensed consolidated financial statements.
We file income tax returns and are subject to income tax examinations in various jurisdictions with respect to fiscal years after 2008. The timing and potential resolution of income tax examinations is highly uncertain. While we continue to measure our uncertain tax positions, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued. It is reasonably possible that a reduction of up to $56 million of unrecognized tax benefits may occur within the next 12 months, a portion of which would impact our effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements and tax interpretations, including the Altera opinion.

(12) FINANCING ARRANGEMENTS
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
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of June 30, 2018	As of March 31, 2018
Senior Notes:
3.70% Senior Notes due 2021	$600	$600
4.80% Senior Notes due 2026	400	400
Total principal amount	$1,000	$1,000
Unaccreted discount	(1)	(2)
Unamortized debt issuance costs	(6)	(6)
Net carrying value of Senior Notes	$993	$992

Fair value of Senior Notes (Level 2)	$1,030	$1,038

As of June 30, 2018, the remaining life of the 2021 Notes and 2026 Notes is approximately 2.7 years and 7.7 years, respectively.

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

As of June 30, 2018, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for the three months ended June 30, 2018 and 2017 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,
	2018	2017
Amortization of debt issuance costs	$(1)	$(1)
Coupon interest expense	(10)	(10)
Total interest expense	$(11)	$(11)

(13) COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of June 30, 2018, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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

The following table summarizes our minimum contractual obligations as of June 30, 2018 (in millions):

		Fiscal Years Ending March 31,
		2019
		(Remaining
	Total	nine mos.)	2020	2021	2022	2023	2024	Thereafter
Unrecognized commitments
Developer/licensor commitments	$897	$169	$233	$213	$201	$80	$1	$—
Marketing commitments	326	55	88	83	74	26	—	—
Operating leases	225	29	39	39	32	25	19	42
Senior Notes interest	206	27	41	41	20	20	19	38
Other purchase obligations	104	29	34	14	9	5	3	10
Total unrecognized commitments	1,758	309	435	390	336	156	42	90

Recognized commitments
Senior Notes principal and interest	1,014	14	—	600	—	—	—	400
Transition Tax	39	1	—	1	4	4	7	22
Licensing and lease obligations	96	18	25	26	27	—	—	—
Total recognized commitments	1,149	33	25	627	31	4	7	422

Total commitments	$2,907	$342	$460	$1,017	$367	$160	$49	$512
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements.
In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of June 30, 2018; however, certain payment obligations may be accelerated depending on the performance of our operating results. Furthermore, up to $30 million of the unrecognized amounts in the table above may be payable, at the licensor’s election, in shares of our common stock, subject to a $10 million maximum during any fiscal year. The number of shares to be issued will be based on their fair market value at the time of issuance.
In addition to what is included in the table above, as of June 30, 2018, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $237 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
In addition to what is included in the table above, as of June 30, 2018, we may be required to pay up to $140 million of cash consideration in connection with the December 1, 2017 acquisition of Respawn based on the achievement of certain performance milestones through the end of calendar year 2022. As of June 30, 2018, we have recorded $122 million of contingent consideration on our Condensed Consolidated Balance Sheet representing the estimated fair value.
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

(14)  STOCK-BASED COMPENSATION
Valuation Assumptions
We estimate the fair value of stock-based awards on the date of grant. We recognize compensation costs for stock-based awards to employees based on the grant-date fair value using a straight-line approach over the service period for which such awards are expected to vest. We account for forfeitures as they occur.

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

There were no ESPP shares issued during the three months ended June 30, 2018 and 2017. There were an insignificant number of stock options granted during the three months ended June 30, 2018 and 2017.
The estimated assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Three Months Ended June 30,
	2018	2017
Risk-free interest rate	2.6%	1.5% - 1.6%
Expected volatility	16 - 47%	17 - 46%
Weighted-average volatility	28%	28%
Expected dividends	None	None

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,
	2018	2017
Cost of revenue	$1	$1
Research and development	47	28
Marketing and sales	7	7
General and administrative	15	12
Stock-based compensation expense	$70	$48

During the three months ended June 30, 2018, we recognized an $8 million deferred income tax benefit related to our stock-based compensation expense. During the three months ended June 30, 2017, we recognized a $10 million deferred income tax benefit related to our stock-based compensation expense.
As of June 30, 2018, our total unrecognized compensation cost related to restricted stock units, market-based restricted stock units, performance-based restricted stock units was $677 million and is expected to be recognized over a weighted-average service period of 2.3 years. Of the $677 million of unrecognized compensation cost, $549 million relates to restricted stock units, $94 million relates to market-based restricted stock units, and $34 million relates to performance-based restricted stock units at 104 percent average vesting target.
Stock Options
The following table summarizes our stock option activity for the three months ended June 30, 2018:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2018	1,615	$30.28
Granted	1	119.83
Exercised	(24)	30.17
Outstanding as of June 30, 2018	1,592	$30.34	5.23	$176
Vested and expected to vest	1,592	$30.34	5.23	$176
Exercisable as of June 30, 2018	1,592	$30.34	5.23	$176
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of June 30, 2018, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Units
The following table summarizes our restricted stock unit activity for the three months ended June 30, 2018:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2018	5,948	$94.57
Granted	1,349	143.33
Vested	(1,528)	82.56
Forfeited or cancelled	(84)	95.33
Outstanding as of June 30, 2018	5,685	$109.36

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
The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the three months ended June 30, 2018:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2018	796	$110.51
Granted	—	—
Forfeited or cancelled	—	—
Outstanding as of June 30, 2018	796	$110.51

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
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the three months ended June 30, 2018:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2018	1,342	$118.35
Granted	573	185.24
Vested	(415)	98.48
Forfeited or cancelled	(175)	115.76
Outstanding as of June 30, 2018	1,325	$153.87
Stock Repurchase Program
In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. We repurchased approximately 0.3 million shares for approximately $31 million under this program during the three months ended June 30, 2017. We completed repurchases under the May 2015 program in April 2017.

In May 2017, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $1.2 billion of our common stock. During the three months ended June 30, 2018 and 2017, we repurchased approximately 0.6 million and 1.1 million shares for approximately $76 million and $119 million, respectively, under this program. This program was superseded and replaced by a new stock repurchase program approved in May 2018.

In May 2018, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $2.4 billion of our common stock. This stock repurchase program supersedes and replaces the May 2017 program, and expires on May 31, 2020. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans.
The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended June 30, 2018, we repurchased approximately 1.7 million shares for approximately $224 million under this program. We are actively repurchasing shares under this program.

The following table summarizes total shares repurchased during the three months ended June 30, 2018 and 2017:

	May 2015 Program		May 2017 Program		May 2018 Program		Total
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Three months ended June 30, 2018	—	$—	0.6	$76	1.7	$224	2.3	$300
Three months ended June 30, 2017	0.3	$31	1.1	$119	—	$—	1.4	$150

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

	Three Months Ended June 30,
(In millions, except per share amounts)	2018	2017
Net income	$293	$644
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	306	309
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	4	4
Weighted-average common stock outstanding — diluted	310	313
Earnings per share:
Basic	$0.96	$2.08
Diluted	$0.95	$2.06

For the three months ended June 30, 2018 and 2017, an immaterial amount of restricted stock units and market-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. Our performance-based restricted stock units, which are considered contingently issuable shares, are also excluded from the treasury stock method computation because the related performance-based milestones were not achieved as of the end of the reporting period.

(16) SEGMENT INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Our CODM currently reviews total company operating results to assess overall performance and allocate resources. As of June 30, 2018, we have only one reportable segment, which represents our only operating segment.

Information about our total net revenue by composition and by platform for the three months ended June 30, 2018 and 2017 is presented below (in millions):

	Three Months Ended June 30,
	2018	2017
Net revenue by composition
Full game downloads	$116	$209
Live services	610	501
Mobile	231	169
Total Digital	957	879

Packaged goods and other	180	570
Net revenue	$1,137	$1,449

Digital net revenue includes full-game downloads, live services, and mobile revenue. Full game downloads includes revenue from digital sales of full games on console and PC. Live services includes revenue from sales of extra content for console, PC, browser games, game software licensed to our third-party publishing partners who distribute our games digitally, subscriptions, and advertising. Mobile includes revenue from the sale of full games and extra content on mobile phones and tablets.

Packaged goods net revenue includes revenue from software that is sold physically. This includes (1) net revenue from game software sold physically through traditional channels such as brick and mortar retailers, and (2) our software licensing revenue from third parties (for example, makers of console platforms, personal computers or computer accessories) who include certain of our products for sale with their products (“OEM bundles”). Other revenue includes our non-software licensing revenue.

	Three Months Ended June 30,
	2018	2017
Platform net revenue
Console	$705	$1,034
PC / Browser	197	240
Mobile	233	171
Other	2	4
Net revenue	$1,137	$1,449

Net revenue from unaffiliated customers in North America and internationally for the three months ended June 30, 2018 and 2017 is presented below (in millions):

	Three Months Ended June 30,
	2018	2017
Net revenue from unaffiliated customers
North America	$442	$611
International	695	838
Net revenue	$1,137	$1,449

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts, Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Electronic Arts, Inc. and subsidiaries (the Company) as of June 30, 2018, the related condensed consolidated statements of operations, comprehensive income, and cash flows for the three-month periods ended June 30, 2018 and July 1, 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of March 31, 2018, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 23, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
This consolidated interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with the standards of the PCAOB. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
(Signed) KPMG LLP
Santa Clara, California
August 7, 2018

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, made in this Quarterly Report are forward looking. Examples of forward-looking statements include statements related to industry prospects, our future economic performance including anticipated revenues and expenditures, results of operations or financial position, and other financial items, our business plans and objectives, including our intended product releases, and may include certain assumptions that underlie the forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate” (and the negative of any of these terms), “future” and similar expressions to help identify forward-looking statements. These forward-looking statements are subject to business and economic risk and reflect management’s current expectations, and involve subjects that are inherently uncertain and difficult to predict. Our actual results could differ materially from those in the forward-looking statements. We will not necessarily update information if any forward-looking statement later turns out to be inaccurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed in this report under the heading “Risk Factors” in Part II, Item 1A, as well as in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 as filed with the Securities and Exchange Commission (“SEC”) on May 23, 2018 and in other documents we have filed with the SEC.

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended June 30, 2018, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 as filed with the SEC on May 23, 2018 and in other documents we have filed with the SEC.
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
Financial Results
We adopted the New Revenue Standard on April 1, 2018, the beginning of fiscal year 2019, using the modified retrospective method. The comparative information for periods prior to April 1, 2018 has not been restated. For comparability, Note 1 — Description of Business and Basis of Presentation of part I, Item 1 of this Form 10-Q includes our pro-forma financial results under the Old Revenue Standard for the fiscal quarter ended June 30, 2018.

Our key financial results for our fiscal quarter ended June 30, 2018 were as follows:

•	Total net revenue was $1,137 million, down 22 percent year-over-year. Under the Old Revenue Standard, total net revenue would have been $1,416 million, down 2 percent year-over-year.

•	Digital net revenue was $957 million, up 9 percent year-over-year. Under the Old Revenue Standard, digital net revenue would have been $931 million, up 6 percent year-over-year.

•	Gross margin was 81.1 percent, down 8.3 percentage points year-over-year. Under the Old Revenue Standard, gross margin would have been 88.3 percent, down 1.1 percentage points year-over-year.

•	Operating expenses were $622 million, up 13 percent year-over-year.

•	Net income was $293 million with diluted earnings per share of $0.95. Under the Old Revenue Standard, net income would have been $583 million with diluted earnings per share of $1.88.

•	Total cash, cash equivalents and short-term investments were $4,971 million.

From time to time, we make comparisons of current periods to prior periods with reference to constant currency. For the fiscal quarter ended June 30, 2018, foreign currency exchange rates did not have a material impact on our net revenue and operating expenses.

Trends in Our Business

Digital Business. Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs, and engage with the live services we provide on an ongoing basis. Our live services provide additional depth and engagement opportunities for our players and include microtransactions, extra content, subscriptions, and esports. Our net revenue attributable to live services comprised 40 percent of our total net revenue during fiscal year 2018 and we expect that live services net revenue will continue to be material to our business. Our most popular live service is the Ultimate Team mode associated with our sports franchises. Ultimate Team allows players to collect and trade current and former professional players in order to build and compete as a personalized team. Net revenue from Ultimate Team represented approximately 21 percent of our total net revenue during fiscal year 2018, a substantial portion of which was derived from FIFA Ultimate Team. Our digital transformation is also creating opportunities in platforms, business models and the way in which players engage with our games and services. For example, we have leveraged brands and assets from franchises typically associated with consoles and traditional PC gaming, such as FIFA, Madden NFL, The Sims, SimCity and Star Wars, to create mobile and PC games that are monetized through live services associated with the game. We also provide our EA Access, Origin Access and Origin Access Premier subscription services, which offer access to a selection of full games, in-game content, online services and other benefits, typically for a monthly or annual fee.

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

Player Network. We have made, and expect to continue to make, investments that strengthen our player network, which connects our players to each other and to the games they love. We are adopting consistent, cross-company methodologies to better understand our players’ needs and will continue to invest in technology that enables us to build personalized player relationships that can last for years instead of days or weeks by connecting our players to us and to each other. This connection allows us to market and deliver content and services for popular franchises like FIFA, Battlefield and Star Wars to our players more efficiently. That same foundation also enables new player-centric ways to discover and try new games and experiences, such as our subscription-based EA Access, Origin Access and Origin Access Premier services.

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

Net Bookings. In order to improve transparency into our business, we disclose an operating performance metric, net bookings. Net bookings is defined as the net amount of products and services sold digitally or sold-in physically in the period. Net bookings is calculated by adding total net revenue to the change in deferred net revenue for online-enabled games, and, for periods after the fourth quarter of fiscal 2018, mobile platform fees.

The following is a calculation of our total net bookings for the periods presented:

	Three Months Ended June 30,
(In millions)	2018	2017
Total net revenue	$1,137	$1,449
Change in deferred net revenue (online-enabled games)	(339)	(674)
Mobile platform fees	(49)	—
Net bookings	$749	$775

Net bookings were $749 million for the three months ended June 30, 2018 driven by sales related to FIFA Ultimate Team and The Sims 4. Net bookings decreased $26 million or 3 percent as compared to the three months ended June 30, 2017 due primarily to sales of Mass Effect: Andromeda captured during three months ended June 30, 2017, partially offset by net bookings associated with FIFA Online 4, The Sims 4, and A Way Out during the three months ended June 30, 2018. Digital net bookings were $693 million for the three months ended June 30, 2018, an increase of $12 million or 2 percent as compared to three months ended June 30, 2017, driven by sales of FIFA Online 4, The Sims 4, and A Way Out. The increase in digital net bookings was driven by live services which grew $30 million or 7 percent year-over-year, primarily due to FIFA Online 4 and The Sims 4. This increase was partially offset by a decrease of $15 million or 14 percent in our full game PC and console downloads due to net bookings associated with Mass Effect: Andromeda captured during three months ended June 30, 2017, and a decrease of $3 million or 2 percent in our mobile business due to slight declines in older titles, partially offset by FIFA Mobile in Asia.

Recent Developments
Stock Repurchase Program. In May 2018, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $2.4 billion of our common stock. This stock repurchase program supersedes and replaces the May 2017 program, and expires on May 31, 2020. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended June 30, 2018, we repurchased approximately 1.7 million shares for approximately $224 million under this program. We are actively repurchasing shares under this program.

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
For a complete discussion of our critical accounting policies and estimates with respect to revenue recognition for revenue transactions occurring prior to April 1, 2018, which were accounted for under ASC 605, Revenue Recognition, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subheading Critical Accounting Policies and Estimates included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2018, filed with the SEC on May 23, 2018. With respect to revenue transactions occurring on April 1, 2018 and onward, our revenue recognition accounting policy is set forth below and follows ASC 606, Revenue from Contracts with Customers.

Revenue Recognition
We derive revenue principally from sales of our games, and related extra-content and services that can be played by customers on a variety of platforms which include game consoles, PCs, mobile phones and tablets. Our product and service offerings include, but are not limited to, the following:

•
full games with both online and offline functionality (“Games with Services”), which generally includes (1) the initial game delivered digitally or via physical disc at the time of sale and typically provide access to offline core game content (“software license”); (2) updates on a when-and-if-available basis, such as software patches or updates, and/or additional free content to be delivered in the future (“future update rights”); and (3) a hosted connection for online playability (“online hosting”);

•	full games with online-only functionality which require an Internet connection to access all gameplay and functionality (“Online-Hosted Service Games”);

•	extra content related to Games with Services and Online-Hosted Service Games which provides access to additional in-game content;

•
subscriptions, such as Origin Access and EA Access, that generally offers access to a selection of full games, in-game content, online services and other benefits typically for a recurring monthly or annual fee; and

•	licensing our games to third parties to distribute and host our games.

Effective April 1, 2018, we evaluate revenue recognition based on the criteria set forth in ASC 606, Revenue from Contracts with Customers.

We evaluate and recognize revenue by:

•	identifying the contract(s) with the customer;

•	identifying the performance obligations in the contract;

•	determining the transaction price;

•	allocating the transaction price to performance obligations in the contract; and

•	recognizing revenue as each performance obligation is satisfied through the transfer of a promised good or service to a customer (i.e., “transfer of control”).

Online-Enabled Games

Games with Services. Our sales of Games with Services are evaluated to determine whether the software license, future update rights and the online hosting are distinct and separable. Sales of Games with Services are generally determined to have three distinct performance obligations: software license, future update rights, and the online hosting.

Since we do not sell the performance obligations on a stand-alone basis, we consider market conditions and other observable inputs to estimate the stand-alone selling price for each performance obligation. We recognize revenue from these arrangements upon transfer of control for each performance obligation. For the portion of the transaction price allocated to the software license, revenue is recognized when control of the license has been transferred to the customer. For the portion of the transaction price allocated to the future update rights and the online hosting, revenue is recognized as the services are provided.

Online-Hosted Service Games. Sales of our Online-Hosted Service Games are determined to have one distinct performance obligation: the online hosting. We recognize revenue from these arrangements as the service is provided.

Extra Content. Revenue received from sales of downloadable content are derived primarily from the sale of virtual currencies and digital in-game content to our customers to enhance their gameplay experience. Sales of extra content are accounted for in a manner consistent with the treatment for our Games with Services and Online-Hosted Service Games as discussed above, depending upon whether or not the extra content has offline functionality.

Subscriptions

Revenue from subscriptions is recognized over the subscription term as the service is provided.

Licensing Revenues

In certain countries, we utilize third-party licensees to distribute and host our games in accordance with license agreements, for which the licensees typically pay us a fixed minimum guarantee and/or sales-based royalties. These arrangements typically include multiple performance obligations, such as a time-based license of software and future update rights. We recognize as revenue a portion of the minimum guarantee when we transfer control of the license of software (generally upon commercial launch) and the remaining portion ratably over the contractual term in which we provide the licensee with future update rights. Any sales-based royalties are generally recognized as the related sales occur by the licensee.

Revenue Classification

We classify our revenue as either product revenue or service and other revenue. Generally, performance obligations that are recognized upfront upon transfer of control are classified as product revenue, while performance obligations that are recognized over the Estimated Offering Period or subscription period as the services are provided are classified as service revenue.

Product revenue. Our product revenue includes revenue allocated to the software license performance obligation. Product revenue also includes revenue from the licensing of software to third-parties.

Service and other revenue. Our service revenue includes revenue allocated to the future update rights and the online hosting performance obligations. This also includes revenue allocated to the future update rights from the licensing of software to third-parties, software that offers an online-only service such as our Ultimate Team game mode, and subscription services.

Significant Judgments around Revenue Arrangements

Identifying performance obligations. Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, (i.e., the customer can benefit from the goods or services either on its own or together with other resources that are readily available), and are distinct in the context of the contract (i.e., it is separately identifiable from other goods or services in the contract). To the extent a contract includes multiple promises, we must apply judgment to determine whether those promises are separate and distinct performance obligations. If these criteria are not met, the promises are accounted for as a combined performance obligation.

Determining the transaction price. The transaction price is determined based on the consideration that we will be entitled to receive in exchange for transferring our goods and services to the customer. Determining the transaction price often requires significant judgment, based on an assessment of contractual terms and business practices. It further includes review of variable consideration such as discounts, sales returns, price protection, and rebates, which is estimated at the time of the transaction. See below for additional information regarding our sales returns and price protection reserves. In addition, the transaction price does not include an estimate of the variable consideration related to sales-based royalties. Sales-based royalties are recognized as the sales occur.

Allocating the transaction price. Allocating the transaction price requires that we determine an estimate of the relative stand-alone selling price for each distinct performance obligation. Determining the relative stand-alone selling price is inherently subjective, especially in situations where we do not sell the performance obligation on a stand-alone basis (which occurs in the majority of our transactions). In those situations, we determine the relative stand-alone selling price based on various observable inputs using all information that is reasonably available. Examples of observable inputs and information include: historical internal pricing data, cost plus margin analyses, third-party external pricing of similar or same products and services such as software licenses and maintenance support within the enterprise software industry. The results of our analysis resulted in a specific percentage of the transaction price being allocated to each performance obligation.

Determining the Estimated Offering Period. The offering period is the period in which we offer to provide the future update rights and/or online hosting for the game and related extra content sold. Because the offering period is not an explicitly defined period, we must make an estimate of the offering period for the service related performance obligations (i.e., future update rights and online hosting). Determining the Estimated Offering Period is inherently subjective and is subject to regular revision. Generally, we consider the average period of time customers are online when estimating the offering period. We also consider the estimated period of time between the date a game unit is sold to a reseller and the date the reseller sells the game unit to the customer (i.e., time in channel). Based on these two factors, we then consider the method of distribution. For example, games sold at retail would have a composite offering period equal to the online gameplay period plus time in channel as opposed to digitally-distributed software licenses which are delivered immediately via digital download and therefore, the offering period is estimated to be only the online gameplay period.

Additionally, we consider results from prior analyses, known and expected online gameplay trends, as well as disclosed service periods for competitors’ games in determining the Estimated Offering Period for future sales. We believe this provides a reasonable depiction of the transfer of future update rights and online hosting to our customers, as it is the best representation of the time period during which our games are played. We recognize revenue for future update rights and online hosting performance obligations ratably on a straight-line basis over this period as there is a consistent pattern of delivery for these performance obligations. These performance obligations are generally recognized over an estimated nine-month period beginning in the month after shipment for software licenses sold through retail and an estimated six-month period for digitally-distributed software licenses.

Deferred Net Revenue

Because the majority of our sales transactions include future update rights and online hosting performance obligations, which are subject to a recognition period of generally six to nine months, our deferred net revenue balance is material. This balance increases from period to period by the revenue being deferred for current sales with these service obligations and is reduced by the recognition of revenue from prior sales that were deferred. Generally, revenue is recognized as the services are provided.

Principal Agent Considerations

We evaluate sales to end customers of our full games and related content via third-party storefronts, including digital storefronts such as Microsoft’s Xbox Store, Sony’s PlayStation Store, Apple App Store, and Google Play Store, in order to determine whether or not we are acting as the principal in the sale to the end customer, which we consider in determining if revenue should be reported gross or net of fees retained by the third-party storefront. An entity is the principal if it controls a good or service before it is transferred to the end customer. Key indicators that we evaluate in determining gross versus net treatment include but are not limited to the following:

•	the underlying contract terms and conditions between the various parties to the transaction;

•	which party is primarily responsible for fulfilling the promise to provide the specified good or service to the end customer;

•	which party has inventory risk before the specified good or service has been transferred to the end customer; and

•	which party has discretion in establishing the price for the specified good or service.

Based on an evaluation of the above indicators, except as discussed below, we have determined that generally the third party is considered the principal to end customers for the sale of our full games and related content. We therefore report revenue related to these arrangements net of the fees retained by the storefront. However, for sales arrangements via Apple App Store and Google Play Store, EA is considered the principal to the end customer and thus, we report revenue on a gross basis and mobile platform fees are reported within cost of revenue.

Payment Terms

Substantially all of our transactions have payment terms, whether customary or on an extended basis, of less than one year; therefore, we generally do not adjust the transaction price for the effects of any potential financing components that may exist.

Sales and Value-Added Taxes

Revenue is recorded net of taxes assessed by governmental authorities that are imposed at the time of the specific revenue-producing transaction between us and our customer, such as sales and value-added taxes.

Sales Returns and Price Protection Reserves

Sales returns and price protection are considered variable consideration under ASC 606. We reduce revenue for estimated future returns and price protection which may occur with our distributors and retailers (“channel partners”). Price protection represents our practice to provide our channel partners with a credit allowance to lower their wholesale price on a particular game unit that they have not resold to customers. The amount of the price protection for permanent markdowns is the difference between the old wholesale price and the new reduced wholesale price. Credits are also given for short-term promotions, temporarily reducing the wholesale price. In certain countries we also have a practice for allowing channel partners to return older products in the channel in exchange for a credit allowance.

When evaluating the adequacy of sales returns and price protection reserves, we analyze the following: historical credit allowances, current sell-through of our channel partners’ inventory of our products, current trends in retail and the video game industry, changes in customer demand, acceptance of our products, and other related factors. In addition, we monitor the volume of sales to our channel partners and their inventories, as substantial overstocking in the distribution channel could result in high returns or higher price protection in subsequent periods.

In the future, actual returns and price protections may materially exceed our estimates as unsold products in the distribution channels are exposed to rapid changes in customer preferences, market conditions or technological obsolescence due to new platforms, product updates or competing products. While we believe we can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates change, our returns and price protection reserves would change and would impact the transaction price and thus, the total net revenue and related balance sheet accounts that we report.
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

We recorded a provisional tax expense of $235 million related to the U.S. Tax Act for the year ended March 31, 2018, $192 million of which relates to the Transition Tax. During the three months ended June 30, 2018, we made no adjustments to these provisional amounts. The final calculation of taxes attributable to the U.S. Tax Act may differ from our estimates, potentially materially, due to, among other things, changes in interpretations of the U.S. Tax Act, our further analysis of the U.S. Tax Act, or any updates or changes to estimates that we have utilized to calculate the transition impacts.

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

The U.S. Tax Act creates new U.S. taxes on foreign earnings. Our provision for income taxes for the quarter ended June 30, 2018 provisionally does not reflect any deferred tax impacts of the U.S. taxes on foreign earnings. Because of the complexity of the rules regarding the new tax on foreign earnings, we are continuing to evaluate this accounting policy election.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
The information under the subheading “Other Recently Issued Accounting Standards” in Note 1 — Description of Business and Basis of Presentation to the Condensed Consolidated Financial Statements in this Form 10-Q is incorporated by reference into this Item 2.
RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2019 contains 52 weeks and ends on March 30, 2019. Our results of operations for the fiscal year ended March 31, 2018 contained 52 weeks and ended on March 31, 2018. Our results of operations for the three months ended June 30, 2018 and 2017 contained 13 weeks each and ended on June 30, 2018 and July 1, 2017, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
Net Revenue
Net revenue consists of sales generated from (1) full games sold as digital downloads or as packaged goods and designed for play on game consoles and PCs, (2) full games for mobile phones and tablets, (3) live services associated with these games, such as extra-content (4) subscriptions that generally offer access to a selection of full games, in-game content, online services and other benefits, and (5) licensing our games to third parties to distribute and host our games.

We provide two different measures of our Net Revenue: (1) Net Revenue by Product revenue and Service and other revenue, and (2) Net Revenue by Composition, which is primarily based on method of distribution. Management places a greater emphasis and focus on assessing our business through a review of the Net Revenue by Composition (Digital, and Packaged goods and other) than by Net Revenue by Product revenue and Service and other revenue.

Net Revenue Quarterly Analysis

On April 1, 2018, we adopted the New Revenue Standard, which significantly changes the way in which we recognize revenue, including the way in which we present mobile platform fees. We elected to apply the New Revenue Standard using the modified retrospective method. Because of that election, revenue for the three months ended June 30, 2017 has not been restated and is reported under the accounting standards in effect for that period. In order to facilitate year-over-year comparisons, in the Net Revenue and Cost of Revenue tables below, we have quantified the amount of the year-over-year change attributable to (1) the adoption of the New Revenue Standard, (2) the change in the way in which we present mobile platform fees and (3) our operations. The amount attributable to our operations is equivalent to the difference between current and prior period net revenues under the Old Revenue Standard. For more information on the adoption of the New Revenue Standard, including information related to the change in how we report mobile revenue, please see Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 1 under the heading “Recently Adopted Accounting Standards”.

Net Revenue

Net revenue from our operations for the three months ended June 30, 2018 decreased $33 million, as compared to the three months ended June 30, 2017. This decrease was driven by a $391 million decrease in revenue primarily from the Battlefield franchise and Mass Effect: Andromeda. This decrease was partially offset by a $358 million increase in revenue primarily from the FIFA, Star Wars and Need for Speed franchises.

Net Revenue by Product Revenue and Service and Other Revenue

Our Net Revenue by Product revenue and Service and other revenue for the three months ended June 30, 2018 and 2017 was as follows (in millions):

	Three Months Ended June 30,
				Changes due to:
	2018	2017	Total Change	ASC 606 Adoption	Mobile Platform Fees under ASC 606	Operational
Net revenue:
Product	$202	$828	$(626)	$(514)	$—	$(112)
Service and other	935	621	314	186	49	79
Total net revenue	$1,137	$1,449	$(312)	$(328)	$49	$(33)

Product Revenue

Product net revenue from our operations for the three months ended June 30, 2018 decreased $112 million, as compared to the three months ended June 30, 2017. This decrease was driven by a $378 million decrease primarily from Battlefield I and Mass Effect: Andromeda. This decrease was partially offset by a $266 million increase primarily from Star Wars Battlefront II, and the Need for Speed and The Sims franchises.

Service and Other Revenue

Service and other net revenue from our operations for the three months ended June 30, 2018 increased $79 million, as compared to the three months ended June 30, 2017. This increase was driven by a $132 million increase primarily from FIFA Ultimate Team and Battlefield 1 Premium. This increase was partially offset by a $53 million decrease primarily from Mass Effect: Andromeda, SimCity Mobile, and the Plants vs. Zombies franchise.
Supplemental Net Revenue by Composition
As we continue to evolve our business and more of our products are delivered to consumers digitally, we place a significant emphasis and focus on assessing our business performance through a review of net revenue by composition.

Our net revenue by composition for the three months ended June 30, 2018 and 2017 was as follows (in millions):

	Three Months Ended June 30,
				Changes due to:
	2018	2017	Total Change	ASC 606 Adoption	Mobile Platform Fees under ASC 606	Operational
Net revenue:
Full game downloads	$116	$209	$(93)	$(60)	$—	$(33)
Live services	610	501	109	27	—	82
Mobile	231	169	62	10	49	3
Total Digital	$957	$879	$78	$(23)	$49	$52

Packaged goods and other	$180	$570	$(390)	$(305)	$—	$(85)
Total net revenue	$1,137	$1,449	$(312)	$(328)	$49	$(33)

Digital Net Revenue

Digital net revenue includes full-game downloads, live services, and mobile revenue. Full game downloads includes revenue from digital sales of full games on console and PC. Live services includes revenue from sales of extra content for console, PC, browser games, game software licensed to our third-party publishing partners who distribute our games digitally, subscriptions, and advertising. Mobile includes revenue from the sale of full games and extra content on mobile phones and tablets.

Digital net revenue from our operations for the three months ended June 30, 2018 increased $52 million, as compared to the three months ended June 30, 2017. This increase is due to an $82 million increase in live services primarily driven by our Ultimate Team game mode and a $3 million increase in mobile revenue primarily driven by FIFA Mobile. These increases were offset by a $33 million decrease in full-game download revenue primarily driven by Battlefield 1.

Packaged Goods and Other Net Revenue

Packaged goods net revenue includes revenue from software that is distributed physically. This includes (1) net revenue from game software distributed physically through traditional channels such as brick and mortar retailers, and (2) our software licensing revenue from third parties (for example, makers of console platforms, personal computers or computer accessories) who include certain of our products for sale with their products (“OEM bundles”). Other revenue includes our non-software licensing revenue.

Packaged goods and other net revenue from our operations for the three months ended June 30, 2018 decreased $85 million, as compared to the three months ended June 30, 2017. This decrease was driven by a $238 million decrease primarily from Battlefield 1 and Titanfall 2. This decrease was partially offset by a $153 million increase primarily from Star Wars Battlefront II and the Need for Speed franchise.

Cost of Revenue Quarterly Analysis

Cost of revenue for the three months ended June 30, 2018 and 2017 was as follows (in millions):

	Three Months Ended June 30,
				Changes due to:
	2018	2017	Total Change	ASC 606 Adoption	Mobile Platform Fees under ASC 606	Operational
Cost of revenue:
Product	$68	$64	4	$(10)	$—	$14
Service and other	147	90	57	10	49	(2)
Total cost of revenue	$215	$154	$61	$—	$49	$12

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

Cost of product revenue from operations increased by $14 million during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This increase was primarily due to an increase in the royalty costs associated with A Way Out.

Cost of Service and Other Revenue

Cost of service and other revenue consists primarily of (1) royalty costs, (2) data center, bandwidth and server costs associated with hosting our online games and websites, (3) inventory costs, (4) platform processing fees from operating our website-based games on third party platforms, (5) credit card fees and (6) mobile platform fees associated with our mobile revenue (for transactions in which we are acting as the principal in the sale to the end customer).

Operationally, cost of service and other revenue remained relatively consistent in the three months ended June 30, 2018, as compared to the three months ended June 30, 2017.

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
Research and development expenses for the three months ended June 30, 2018 and 2017 were as follows (in millions):

	June 30, 2018	% of Net Revenue	June 30, 2017	% of Net Revenue	$ Change	% Change
Three months ended	$362	32%	$325	22%	$37	11%

Research and development expenses increased by $37 million, or 11 percent, during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This $37 million increase was primarily due to a $31 million increase in personnel-related costs and a $19 million increase in stock-based compensation, both primarily driven by an increase in headcount in connection with the Respawn acquisition during the third quarter of fiscal year 2018. These increases were partially offset by a $20 million decrease in development advances primarily related to the Respawn acquisition since prior to the acquisition the parties were under a development agreement.

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.

Marketing and sales expenses for the three months ended June 30, 2018 and 2017 were as follows (in millions):

	June 30, 2018	% of Net Revenue	June 30, 2017	% of Net Revenue	$ Change	% Change
Three months ended	$140	12%	$121	8%	$19	16%

Marketing and sales expenses increased by $19 million, or 16 percent, during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This $19 million increase was primarily due to a $17 million increase in advertising and promotional spending on Star Wars: Galaxy of Heroes and the FIFA franchise.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three months ended June 30, 2018 and 2017 were as follows (in millions):

	June 30, 2018	% of Net Revenue	June 30, 2017	% of Net Revenue	$ Change	% Change
Three months ended	$114	10%	$105	7%	$9	9%
General and administrative expenses increased by $9 million, or 9 percent, during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This $9 million increase was primarily due to a $5 million increase in personnel-related costs primarily resulting from an increase in headcount and a $3 million increase in stock-based compensation.

Income Taxes
Provision for income taxes for the three months ended June 30, 2018 and 2017 were as follows (in millions):

	June 30, 2018	Effective Tax Rate	June 30, 2017	Effective Tax Rate
Three Months Ended	$26	8.2%	$105	14.0%
The provision for income taxes for the three months ended June 30, 2018 is based on our projected annual effective tax rate for fiscal year 2019, adjusted for specific items that are required to be recognized in the period in which they incur. Our effective tax rate and resulting provision for income taxes for the three months ended June 30, 2018 was significantly impacted by the U.S. Tax Act, enacted on December 22, 2017.
Our effective tax rate for the three months ended June 30, 2018 was 8.2 percent as compared to 14.0 percent for the same period in fiscal year 2018. The effective tax rate for the three months ended June 30, 2018 was impacted by the lower U.S. statutory tax rate as a result of the U.S. Tax Act and earnings realized in countries that have lower statutory tax rates, partially offset by less excess tax benefits from stock-based compensation recognized in the current period as compared to the same period in fiscal year 2018.
When compared to the statutory rate of 21.0 percent, the effective tax rate for the three months ended June 30, 2018 was lower due to earnings realized in countries that have lower statutory tax rates and the recognition of excess tax benefits from stock-based compensation. Excluding excess tax benefits, our effective tax rate would have been 11.3 percent for the three months ended June 30, 2018.
The U.S. Tax Act significantly revised the U.S. corporate income tax system by, among other things, lowering the U.S. corporate income tax rates to 21 percent, generally implementing a territorial tax system and imposing a one-time transition tax on the deemed repatriation of undistributed earnings of foreign subsidiaries.

We recorded a provisional tax expense of $235 million related to the U.S. Tax Act for the year ended March 31, 2018, $192 million of which relates to the Transition Tax. During the three months ended June 30, 2018, we made no adjustments to these provisional amounts. The final calculation of taxes attributable to the U.S. Tax Act may differ from our estimates, potentially materially, due to, among other things, changes in interpretations of the U.S. Tax Act, our further analysis of the U.S. Tax Act, or any updates or changes to estimates that we have utilized to calculate the transition impacts.
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

The U.S. Tax Act creates new U.S. taxes on foreign earnings. Our provision for income taxes for the quarter ended June 30, 2018 provisionally does not reflect any deferred tax impacts of the U.S. taxes on foreign earnings. Because of the complexity of the rules regarding the new tax on foreign earnings, we are continuing to evaluate this accounting policy election.

On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner (“the Altera opinion”) requiring related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. This opinion reversed the prior decision of the United States Tax Court. On August 7, 2018, the Altera opinion was withdrawn for reconsideration. We will continue to monitor ongoing developments and potential impacts to our condensed consolidated financial statements. If the Altera opinion stands, it could result in material changes to our condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of June 30, 2018	As of March 31, 2018	Increase/(Decrease)
Cash and cash equivalents	$3,876	$4,258	$(382)
Short-term investments	1,095	1,073	22
Total	$4,971	$5,331	$(360)
Percentage of total assets	60%	62%

	Three Months Ended June 30,
(In millions)	2018	2017	Change
Net cash provided by operating activities	$120	$176	$(56)
Net cash used in investing activities	(103)	(288)	185
Net cash used in financing activities	(388)	(215)	(173)
Effect of foreign exchange on cash and cash equivalents	(11)	10	(21)
Net decrease in cash and cash equivalents	$(382)	$(317)	$(65)
Changes in Cash Flow
Operating Activities. Net cash provided by operating activities decreased by $56 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The decrease is primarily driven by (1) $37 million in additional research and development expenses, (2) a $38 million decrease due to the timing of advertising credit collections, and (3) a $21 million increase in tax payments during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This decrease is partially offset by the timing of marketing and advertising payments during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.
Investing Activities. Net cash used in investing activities decreased by $185 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 primarily driven by a $465 million decrease in the purchase of short-term investments. This decrease was offset by a $231 million decrease in proceeds from the sales and maturities of short-term investments during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and the payment of $50 million in connection with the acquisition of GameFly Cloud Gaming during the three months ended June 30, 2018
Financing Activities. Net cash used in financing activities increased by $173 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 primarily due to a $150 million increase in the repurchase and retirement of our common stock and a $29 million decrease in proceeds from the exercise of stock options during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of June 30, 2018, our short-term investments had gross unrealized losses of $8 million, or less than 1 percent of the total in short-term investments, and gross unrealized gains of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.

Senior Notes

In February 2016, we issued $600 million aggregate principal amount of the 2021 Notes and $400 million aggregate principal amount of the 2026 Notes. We used the net proceeds of $989 million for general corporate purposes, including the payment of our formerly outstanding convertible notes and repurchases of our common stock. The effective interest rate is 3.94% for the 2021 Notes and 4.97% for the 2026 Notes. Interest is payable semiannually in arrears, on March 1 and September 1 of each year. See Note 12 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our Senior Notes, which is incorporated by reference into this Item 2.

Credit Facility
In March 2015, we entered into a $500 million senior unsecured revolving credit facility with a syndicate of banks. As of June 30, 2018, no amounts were outstanding under the credit facility. See Note 12 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to the above items, which is incorporated by reference into this Item 2.
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
In May 2018, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $2.4 billion of our common stock. This stock repurchase program supersedes and replaces the May 2017 program, and expires on May 31, 2020. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans.
The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended June 30, 2018, we repurchased approximately 1.7 million shares for approximately $224 million under this program. We are actively repurchasing shares under this program.
In May 2017, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $1.2 billion of our common stock. During the three months ended June 30, 2018 and 2017, we repurchased approximately 0.6 million and 1.1 million shares for approximately $76 million and $119 million, respectively, under this program. This program was superseded and replaced by the May 2018 program.

In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. We repurchased approximately 0.3 million shares for approximately $31 million under this program during the three months ended June 30, 2018. We completed repurchases under the May 2015 program in April 2017.
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
Contractual Obligations and Commercial Commitments
Note 13 — Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our contractual obligations and commercial commitments, which is incorporated by reference into this Item 2.

OFF-BALANCE SHEET COMMITMENTS
As of June 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of June 30, 2018, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $149 million or $298 million, respectively. As of June 30, 2018, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $49 million or $97 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially. See Note 5 — Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.
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

As of June 30, 2018, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Fluctuations in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of June 30, 2018, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of June 30, 2018	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$623	$620	$616	$613	$610	$607	$603
U.S. Treasury securities	216	215	214	213	212	211	210
U.S. agency securities	76	75	75	74	74	74	73
Commercial paper	90	90	90	89	89	89	89
Foreign government securities	54	54	53	54	53	52	52
Asset-backed securities	51	51	51	50	50	50	50
Certificates of deposit	2	2	2	2	2	2	2
Total short-term investments	$1,112	$1,107	$1,101	$1,095	$1,090	$1,085	$1,079

Item 4.	Controls and Procedures
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
Changes in internal control over financial reporting
During the fiscal quarter ended June 30, 2018, we implemented new processes and control activities in connection with the adoption of the New Revenue Standard. These changes include the evaluation of our contracts outstanding as of April 1, 2018 to assess the cumulative effect impact of the New Revenue Standard, as well as the implementation of new internal controls related to complying with the New Revenue Standard after April 1, 2018, (for example, controls to determine our best estimates of the stand-alone selling price of each performance obligation in a contract). Several of these new processes and internal controls have been automated through the implementation of a new revenue accounting information technology system. There have not been any other significant changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended June 30, 2018 that have materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
The information under the subheading “Legal Proceedings” in Note 13 — Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q is incorporated by reference into this Part II.

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

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. In addition, laws and regulations relating to user privacy, data collection, retention, consumer protection, content, advertising, localization, and information security, among others, have been adopted or are being considered for adoption by many jurisdictions and countries throughout the world. These laws could harm our business by limiting the products and services we can offer consumers or the manner in which we offer them. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Any failure on our part to comply with these laws or the application of these laws in an unanticipated manner may harm our business and result in penalties or significant legal liability.

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

We rely on the systems of our platform partners who have significant influence over the products and services that we offer on their systems.

A significant percentage of our digital net revenue is attributable to sales of products and services through our significant platform partners, including Sony, Microsoft, Nintendo, Apple and Google. The concentration of a material portion of our digital sales in these platform partners exposes us to risks associated with these businesses. Any deterioration in the businesses of our platform partners could disrupt and harm our business, including by limiting the methods through which our digital products and services are offered and exposing us to collection risks.

In addition, our license agreements with our platform partners typically give them significant control over the approval, manufacturing and distribution of the products and services that we develop for their platform. In particular, our arrangements with Sony and Microsoft could, in certain circumstances, leave us unable to get our products and services approved, manufactured or distributed to customers. For our digital products and services delivered via digital channels maintained by, among others, Sony, Microsoft, Nintendo, Apple and Google, each respective platform partner has policies and guidelines that control the promotion and distribution of these titles and the features and functionalities that we are permitted to offer through the channel. In addition, we are dependent on our platform partners to invest in, and upgrade, digital commerce capabilities in a manner than corresponds to the way in which consumers purchase our products and services. Failure by our platform partners to keep pace with consumer preferences could have an adverse impact on our ability to merchandise and commercialize our products and services which could harm our business and/or financial results.

Moreover, certain of our platform partners can determine and change unilaterally certain key terms and conditions, including the ability to change their user and developer policies and guidelines. In many cases our platform partners also set the rates that we must pay to provide our games and services through their online channels, and retain flexibility to change their fee structures or adopt different fee structures for their online channels, which could adversely impact our costs, profitability and margins. In addition, our platform partners control the information technology systems through which online sales of our products and service channels are captured. If our platform partners establish terms that restrict our offerings through their platforms, significantly impact the financial terms on which these products or services are offered to our customers, or their information technology systems fail or cause an unanticipated delay in reporting, our business and/or financial results could be materially affected.

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

We are subject to taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision, tax assets, and accruals for other taxes, and there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective income tax rate is based in part on our corporate operating structure and the manner in which we operate our business and develop, value and use our intellectual property. Taxing authorities in jurisdictions in which we operate may challenge our methodologies for calculating our income tax provision or its underlying assumptions, which could increase our effective income tax rate and have an adverse impact on our results of operations and cash flows. In addition, our provision for income taxes could be adversely affected by our profit levels, changes in our business, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in applicable tax laws or interpretations of existing tax laws, or changes in the valuation allowance for deferred tax assets, as well as other factors. For example, the Altera opinion discussed above in Part I, Item 1 of this Form 10-Q in the Notes to the Condensed Consolidated Financial Statements in Note 11 — Income Taxes, could result in material changes to our consolidated financial statements.

The U.S. Tax Act, enacted on December 22, 2017, represents a significant overhaul to the U.S. federal tax code. This tax legislation lowers the U.S. statutory tax rate, but also includes a number of provisions that could significantly and adversely impact our U.S. federal income tax position in a reporting period, including the limitation or elimination of certain deductions or credits, and U.S. taxes on foreign earnings. The final calculation of tax expense resulting from the U.S. Tax Act may differ from our estimates, potentially materially. In addition, any further changes to tax laws applicable to corporate multinationals in the countries in which we do business could adversely affect our effective tax rates, cause us to change the way in which we structure our business or result in other costs.

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

Our reported financial results are impacted by the accounting standards promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. These methods, estimates, and judgments are subject to risks, uncertainties, assumptions and changes that could adversely affect our reported financial position and financial results. In addition, changes to applicable financial accounting standards could impact our reported financial position and financial results. For example, ASC 606, which we adopted at the beginning of fiscal 2019, had a material impact on the way in which we recognize revenue and consequently, our diluted earnings per share. ASC 606 also required us to change how we present mobile platform fees. For more information on ASC 606 and other accounting standards, see Part I, Item 1 of this Form 10-Q in the Notes to the Condensed Consolidated Financial Statements in Note 1 — Description of Business and Basis of Presentation under the subheading “Recently Adopted Accounting Standards”.

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
Stock Purchase Programs
In May 2017, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $1.2 billion of our common stock. During the three months ended June 30, 2018, we repurchased approximately 0.6 million shares for approximately $76 million under this program. This program was superseded and replaced by a new stock repurchase program approved in May 2018.

In May 2018, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $2.4 billion of our common stock. This stock repurchase program supersedes and replaces the May 2017 program, and expires on May 31, 2020. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans.
The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended June 30, 2018, we repurchased approximately 1.7 million shares for approximately $224 million under this program. We are actively repurchasing shares under this program.
The following table summarizes the number of shares repurchased during the three months ended June 30, 2018:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
April 1, 2018 - April 28, 2018	408,080	$120.55	408,080	$580
April 29, 2018 - May 26, 2018	576,666	$127.97	576,666	$2,353
May 27, 2018 - June 30, 2018	1,278,800	$138.36	1,278,800	$2,176
	2,263,546	$132.50	2,263,546

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The exhibits listed in the accompanying index to exhibits on Page 66 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2018
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
10.1**
Playstation Global Developer & Publisher Agreement, dated April 1, 2018, by and among Electronic Arts Inc., EA International (Studio & Publishing) Ltd., Sony Interactive Entertainment Inc., Sony Interactive Entertainment LLC, and Sony Interactive Entertainment Europe Ltd
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

†
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
August 7, 2018	Chief Operating Officer and
Chief Financial Officer