Form 10-Q
period 2018-09-30
ELECTRONIC ARTS INC.
filed 2018-11-06
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☑    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of November 2, 2018, there were 302,128,696 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	September 30, 2018	March 31, 2018 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,881	$4,258
Short-term investments	1,664	1,073
Receivables, net of allowances of $10 and $165, respectively	966	385
Other current assets	292	288
Total current assets	5,803	6,004
Property and equipment, net	440	453
Goodwill	1,894	1,883
Acquisition-related intangibles, net	100	71
Deferred income taxes, net	112	84
Other assets	101	89
TOTAL ASSETS	$8,450	$8,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$168	$48
Accrued and other current liabilities	907	821
Deferred net revenue (online-enabled games)	574	1,622
Total current liabilities	1,649	2,491
Senior notes, net	993	992
Income tax obligations	273	250
Deferred income taxes, net	1	1
Other liabilities	217	255
Total liabilities	3,133	3,989
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 304 and 306 shares issued and outstanding, respectively	3	3
Additional paid-in capital	134	657
Retained earnings	5,199	4,062
Accumulated other comprehensive loss	(19)	(127)
Total stockholders’ equity	5,317	4,595
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,450	$8,584
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share data)	2018	2017	2018	2017
Net revenue:
Product	$623	$454	$825	$1,282
Service and other	663	505	1,598	1,126
Total net revenue	1,286	959	2,423	2,408
Cost of revenue:
Product	222	300	290	364
Service and other	196	89	343	179
Total cost of revenue	418	389	633	543
Gross profit	868	570	1,790	1,865
Operating expenses:
Research and development	339	331	701	656
Marketing and sales	146	160	286	281
General and administrative	117	118	231	223
Acquisition-related contingent consideration	2	—	2	—
Amortization of intangibles	6	2	12	3
Total operating expenses	610	611	1,232	1,163
Operating income (loss)	258	(41)	558	702
Interest and other income (expense), net	18	3	37	9
Income (loss) before provision for (benefit from) income taxes	276	(38)	595	711
Provision for (benefit from) income taxes	21	(16)	47	89
Net income (loss)	$255	$(22)	$548	$622
Earnings (loss) per share:
Basic	$0.84	$(0.07)	$1.80	$2.01
Diluted	$0.83	$(0.07)	$1.77	$1.99
Number of shares used in computation:
Basic	305	309	305	309
Diluted	307	309	309	313
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net income (loss)	$255	$(22)	$548	$622
Other comprehensive income (loss), net of tax:
Net gains on available-for-sale securities	1	—	1	—
Net gains (losses) on derivative instruments	3	(34)	96	(90)
Foreign currency translation adjustments	3	32	(12)	36
Total other comprehensive income (loss), net of tax	7	(2)	85	(54)
Total comprehensive income (loss)	$262	$(24)	$633	$568

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six Months Ended September 30,
(In millions)	2018	2017
OPERATING ACTIVITIES
Net income	$548	$622
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	74	63
Stock-based compensation	136	110
Change in assets and liabilities:
Receivables, net	(422)	(454)
Other assets	20	66
Accounts payable	132	104
Accrued and other liabilities	(25)	100
Deferred income taxes, net	(94)	40
Deferred net revenue (online-enabled games)	(375)	(423)
Net cash provided by (used in) operating activities	(6)	228
INVESTING ACTIVITIES
Capital expenditures	(63)	(63)
Proceeds from maturities and sales of short-term investments	446	1,050
Purchase of short-term investments	(1,029)	(1,395)
Acquisition, net of cash acquired	(58)	—
Net cash used in investing activities	(704)	(408)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	36	57
Cash paid to taxing authorities for shares withheld from employees	(96)	(105)
Repurchase and retirement of common stock	(599)	(303)
Net cash used in financing activities	(659)	(351)
Effect of foreign exchange on cash and cash equivalents	(8)	33
Decrease in cash and cash equivalents	(1,377)	(498)
Beginning cash and cash equivalents	4,258	2,565
Ending cash and cash equivalents	$2,881	$2,067
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$78	$28
Cash paid during the period for interest	21	21

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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2019 contains 52 weeks and ends on March 30, 2019. Our results of operations for the fiscal year ended March 31, 2018 contained 52 weeks and ended on March 31, 2018. Our results of operations for the three months ended September 30, 2018 and 2017 contained 13 weeks each and ended on September 29, 2018 and September 30, 2017, respectively. Our results of operations for the six months ended September 30, 2018 and 2017 contained 26 weeks each and ended on September 29, 2018 and September 30, 2017, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
Recently Adopted Accounting Standards
In May 2014, the FASB issued the Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts with Customers (the “New Revenue Standard” or “ASC 606”), which replaced ASC Topic 605, Revenue Recognition (the “Old Revenue Standard” or “ASC 605”), including industry-specific requirements, and provided companies with a single principles-based revenue recognition model for recognizing revenue from contracts with customers. The core principle of the New Revenue Standard is that a company should recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.
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

The net cumulative effect adjustment upon adoption resulted in an increase to retained earnings of $590 million, net of tax, and included the impact from the following adjustments to our Condensed Consolidated Balance Sheet at April 1, 2018:

BALANCE SHEETS (In millions)	Balance at March 31, 2018	Adjustments due to New Revenue Standard Adoption	Balance at April 1, 2018
Assets
Receivables, net	$385	$158	$543
Deferred income taxes, net	84	(64)	20

Liabilities
Accrued and other current liabilities
Sales return and price protection reserves	$—	$158	$158
Deferred net revenue (other)	108	(3)	105
Deferred net revenue (online-enabled games)	1,622	(673)	949

Stockholders’ Equity
Retained earnings	$4,062	$590	$4,652
Accumulated other comprehensive income (loss)	(127)	22	(105)

The most significant impacts of the New Revenue Standard were:

•
The accounting for our transactions as multiple elements or “bundled” arrangements. Under prior software revenue recognition accounting standards, because we did not have vendor-specific objective evidence of fair value (“VSOE”) for unspecified future updates or online hosting, we were not able to account for performance obligations separately, and therefore, the entire sales price of most transactions that had multiple performance obligations was recognized ratably over the period we expected to provide the future updates and/or online hosting performance obligations (the “Estimated Offering Period”). Under the New Revenue Standard, this VSOE requirement was eliminated and was replaced with a requirement for us to determine our best estimate of the stand-alone selling price of each performance obligation and allocate the transaction price to each distinct performance obligation on a relative stand-alone selling price basis. Therefore, we are now able to account for performance obligations separately.

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

•
Mobile platform fees. The adoption of the New Revenue Standard also changed how we present mobile platform fees after March 31, 2018. Previously, mobile platform fees retained by third-party application storefronts such as the Apple App Store and Google Play, were reported on a net basis (i.e. as a reduction of net revenue) because we previously determined that generally, the third party was considered the primary obligor. Upon adoption of the New Revenue Standard, we concluded that we are the principal in the transactions, resulting in mobile platform fees now being reported within cost of revenue rather than as a reduction of net revenue. We recognized $64 million of mobile platform fees at April 1, 2018 as an increase to our deferred revenue balances. Mobile platform fees for the three and six months ended September 30, 2018 were $44 million and $93 million, respectively, and accordingly increased both service and other net revenue and cost of revenue by this amount relative to the same period a year ago. While this change also decreased our gross margin percentage, it does not have a material impact on our annual total gross profit or overall profitability.

•
Increased portion of our sales from games with services are presented as service revenue. The amount of the transaction price allocated to future update rights and the online hosting performance obligations are presented as service revenue under the New Revenue Standard (previously, revenue associated with future update rights were generally presented as product revenue). Therefore, for the three and six months ended September 30, 2018, approximately $102 million and $288 million, respectively, of revenue for future update rights are now presented as service revenue under the New Revenue Standard as compared to product revenue under the Old Revenue Standard.

•
Sales returns and price protection reserves. Upon adoption, our sales returns and price protection reserves are now presented within accrued and other liabilities (previously, these allowances were presented as contra-assets within receivables on our Condensed Consolidated Balance Sheets). We reclassified $158 million of sales returns and price protection reserves on April 1, 2018.

The adoption of the New Revenue Standard impacted our Condensed Consolidated Balance Sheet as of September 30, 2018 and our Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2018 as follows:

	As of September 30, 2018
BALANCE SHEETS (In millions)	Under New Revenue Standard	Under Old Revenue Standard	$ Change
Assets
Receivables, net	$966	$858	$108
Other current assets	292	288	4
Deferred income taxes, net	112	151	(39)
Other assets	101	89	12

Liabilities
Accrued and other current liabilities
Sales return and price protection reserves	$108	$—	$108
Deferred net revenue (other)	113	157	(44)
Deferred net revenue (online-enabled games)	574	1,120	(546)
Other liabilities	217	218	(1)

Stockholders’ Equity
Retained earnings	$5,199	$4,625	$574
Accumulated other comprehensive loss	(19)	(13)	(6)

	Three Months Ended September 30, 2018
(In millions, except per share data)	Under New Revenue Standard	Under Old Revenue Standard	$ Change	% Change
Net revenue:
Product	$623	$437	$186	43%
Service and other	663	517	146	28%
Total net revenue	1,286	954	332	35%
Cost of revenue:
Product	222	280	(58)	(21)%
Service and other	196	94	102	109%
Total cost of revenue	418	374	44	12%
Gross profit	868	580	288	50%
Operating expenses:
Total operating expenses	610	610	—	—%
Operating income (loss)	258	(30)	288	(960)%
Interest and other income (expense), net	18	18	—	—%
Income (loss) before provision for income taxes	276	(12)	288	(2,400)%
Provision for income taxes	21	7	14	200%
Net income (loss)	$255	$(19)	$274	(1,442)%
Earnings (loss) per share:
Basic	$0.84	$(0.06)	$0.90	(1,500)%
Diluted	$0.83	$(0.06)	$0.89	(1,483)%

	Six Months Ended September 30, 2018
(In millions, except per share data)	Under New Revenue Standard	Under Old Revenue Standard	$ Change	% Change
Net revenue:
Product	$825	$1,153	$(328)	(28)%
Service and other	1,598	1,217	381	31%
Total net revenue	2,423	2,370	53	2%
Cost of revenue:
Product	290	358	(68)	(19)%
Service and other	343	182	161	88%
Total cost of revenue	633	540	93	17%
Gross profit	1,790	1,830	(40)	(2)%
Operating expenses:
Total operating expenses	1,232	1,232	—	—%
Operating income	558	598	(40)	(7)%
Interest and other income (expense), net	37	37	—	—%
Income before provision for income taxes	595	635	(40)	(6)%
Provision for income taxes	47	71	(24)	(34)%
Net income	$548	$564	$(16)	(3)%
Earnings per share:
Basic	$1.80	$1.85	$(0.05)	(3)%
Diluted	$1.77	$1.83	$(0.06)	(3)%

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

•
See Note 10 — Balance Sheet Details, for a discussion on our contract liabilities (“deferred net revenue”) and our remaining performance obligations. We had an immaterial amount of contract assets as of April 1, 2018 and September 30, 2018.

•	See Note 16 — Segment Information, for our disaggregations of revenue.
Other Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this standard to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which provides entities with optional transition relief by allowing entities to use the effective date of the new lease standard as the date of initial application on transition, instead of at the beginning of the earliest comparative period presented. We anticipate adopting this standard using this optional transition method beginning in the first quarter of fiscal year 2020, when the updated guidance is effective for us, and accordingly, we will not adjust prior periods for the effects of the new lease standard. We are evaluating the impact of this new standard on our Condensed Consolidated Financial Statements, but expect it to have a significant impact to our consolidated balance sheet as a result of establishing right-of-use assets and lease liabilities for our operating leases.
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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This update changes the fair value measurement disclosure requirements. It summarizes the key provisions including the new, eliminated, and modified disclosure requirements. This update is effective for us beginning in the first quarter of fiscal year 2021. Early adoption is permitted. We are currently evaluating the timing of adoption and impact of this new standard on our Condensed Consolidated Financial Statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This update requires a customer in a cloud computing service arrangement to follow the internal-use software guidance in order to determine which implementation costs to defer and recognize as an asset. This update is effective for us beginning in the first quarter of fiscal year 2021. Early adoption is permitted. We are currently evaluating the timing of adoption and impact of this new standard on our Condensed Consolidated Financial Statements and related disclosures.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As discussed in Note 1 — Description of Business and Basis of Presentation, we adopted the New Revenue Standard on April 1, 2018. Other than adoption of this New Revenue Standard, there were no significant changes to our accounting policies during the six months ended September 30, 2018. Refer to Note 1 — Description of Business and Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended March 31, 2018 for a summary of our other significant accounting policies.
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

Sales Returns and Price Protection Reserves

Sales returns and price protection are considered variable consideration under ASC 606. We reduce revenue for estimated future returns and price protection which may occur with our distributors and retailers (“channel partners”). Price protection represents our practice to provide our channel partners with a credit allowance to lower their wholesale price on a particular game unit that they have not resold to customers. The amount of the price protection for permanent markdowns is the difference between the old wholesale price and the new reduced wholesale price. Credits are also given for short-term promotions that temporarily reduce the wholesale price. In certain countries we also have a practice for allowing channel partners to return older products in the channel in exchange for a credit allowance.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2018 and March 31, 2018, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of September 30, 2018	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$24	$24	$—	$—	Cash equivalents
Money market funds	1,138	1,138	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	762		762	—	Short-term investments and cash equivalents
U.S. Treasury securities	281	281	—	—	Short-term investments and cash equivalents
U.S. agency securities	73	—	73	—	Short-term investments
Commercial paper	392	—	392	—	Short-term investments and cash equivalents
Foreign government securities	79	—	79	—	Short-term investments
Asset-backed securities	121	—	121	—	Short-term investments
Certificates of deposit	21	—	21	—	Short-term investments
Foreign currency derivatives	49	—	49	—	Other current assets and other assets
Deferred compensation plan assets (a)	12	12	—	—	Other assets
Total assets at fair value	$2,952	$1,455	$1,497	$—
Liabilities
Contingent consideration (b)	$124	$—	$—	$124	Accrued and other current liabilities and other liabilities
Foreign currency derivatives	10	—	10	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	12	12	—	—	Other liabilities
Total liabilities at fair value	$146	$12	$10	$124

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2018	$122
Additions	—
Change in fair value (c)	2
Balance as of September 30, 2018	$124

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of March 31, 2018	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$286	$286	$—	$—	Cash equivalents
Money market funds	1,876	1,876	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	624	—	624	—	Short-term investments
U.S. Treasury securities	210	210	—	—	Short-term investments
U.S. agency securities	78	—	78	—	Short-term investments
Commercial paper	150	—	150	—	Short-term investments and cash equivalents
Foreign government securities	52	—	52	—	Short-term investments
Certificates of Deposit	2	—	2	—	Cash equivalents
Foreign currency derivatives	4	—	4	—	Other current assets and other assets
Deferred compensation plan assets (a)	10	10	—	—	Other assets
Total assets at fair value	$3,292	$2,382	$910	$—
Liabilities
Contingent consideration (b)	$122	$—	$—	$122	Other liabilities
Foreign currency derivatives	56	—	56	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	11	11	—	—	Other liabilities
Total liabilities at fair value	$189	$11	$56	$122

(a)
The Deferred Compensation Plan assets consist of various mutual funds. See Note 14 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, for additional information regarding our Deferred Compensation Plan.

(b)
The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with our acquisition of Respawn Entertainment, LLC (“Respawn”) that is contingent upon the achievement of certain performance milestones. We estimated fair value using a probability-weighted income approach combined with a real options methodology, and applied a discount rate that appropriately captures the risk associated with the obligation. At September 30, 2018, the discount rates used ranged from 3.3 percent to 3.7 percent. At March 31, 2018, the discount rates used ranged from 3.3 percent to 3.6 percent. See Note 6 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, for additional information regarding the Respawn acquisition.

(c)	The change in fair value is reported as acquisition-related contingent consideration in our Condensed Consolidated Statements of Operations.

(4) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of September 30, 2018 and March 31, 2018, our cash and cash equivalents were $2,881 million and $4,258 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.

Short-Term Investments
Short-term investments consisted of the following as of September 30, 2018 and March 31, 2018 (in millions):

	As of September 30, 2018				As of March 31, 2018
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$739	$—	$(3)	$736	$629	$—	$(5)	$624
U.S. Treasury securities	279	—	(2)	277	212	—	(2)	210
U.S. agency securities	74	—	(1)	73	79	—	(1)	78
Commercial paper	357	—	—	357	109	—	—	109
Foreign government securities	80	—	(1)	79	53	—	(1)	52
Asset-backed securities	121	—	—	121	—	—	—	—
Certificates of deposit	21	—	—	21	—	—	—	—
Short-term investments	$1,671	$—	$(7)	$1,664	$1,082	$—	$(9)	$1,073
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of September 30, 2018 and March 31, 2018 (in millions):

	As of September 30, 2018		As of March 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$1,218	$1,216	$521	$520
Due 1 year through 5 years	451	446	561	553
Due after 5 years	2	2	—	—
Short-term investments	$1,671	$1,664	$1,082	$1,073

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of September 30, 2018			As of March 31, 2018
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$236	$1	$7	$329	$2	$4
Forward contracts to sell	$1,453	$48	$—	$1,575	$1	$48
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations was a loss of $1 million and a gain of $5 million for the three months ended September 30, 2018 and 2017, respectively.
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations was a loss of $16 million and a gain of $22 million for the six months ended September 30, 2018 and 2017, respectively.
The amount excluded from the assessment of hedge effectiveness was a gain of $7 million during the three months ended September 30, 2018 and recognized in interest and other income (expense), net. The amount excluded from the assessment of hedge effectiveness was immaterial for the three months ended September 30, 2017.
The amount excluded from the assessment of hedge effectiveness was a gain of $14 million and $5 million during the six months ended September 30, 2018 and 2017, respectively, and recognized in interest and other income (expense), net.
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

Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of September 30, 2018			As of March 31, 2018
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$233	$—	$—	$210	$1	$1
Forward contracts to sell	$565	$—	$3	$257	$—	$3
The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2018 and 2017 was as follows (in millions):

	Statement of Operations Classification	Amount of Gain (Loss) Recognized in the Statement of Operations
		Three Months Ended September 30,		Six Months Ended September 30,
		2018	2017	2018	2017
Foreign currency forward contracts not designated as hedging instruments	Interest and other income (expense), net	$(5)	$(3)	$4	$(9)

(6) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended September 30, 2018 and 2017 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of June 30, 2018	$(8)	$27	$(45)	$(26)
Other comprehensive income (loss) before reclassifications	1	2	3	6
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	—	1
Total other comprehensive income (loss), net of tax	1	3	3	7
Balances as of September 30, 2018	$(7)	$30	$(42)	$(19)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of June 30, 2017	$(3)	$(24)	$(44)	$(71)
Other comprehensive income (loss) before reclassifications	—	(29)	32	3
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5)	—	(5)
Total other comprehensive income (loss), net of tax	—	(34)	32	(2)
Balances as of September 30, 2017	$(3)	$(58)	$(12)	$(73)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended September 30, 2018 and 2017 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2018	$(8)	$(89)	$(30)	$(127)
Cumulative-effect adjustment from the adoption of ASC 606	—	22	—	22
Cumulative-effect adjustment from the adoption of ASU 2018-02	—	1	—	1
Balances as of April 1, 2018	(8)	(66)	(30)	(104)
Other comprehensive income (loss) before reclassifications	1	80	(12)	69
Amounts reclassified from accumulated other comprehensive income (loss)	—	16	—	16
Total other comprehensive income (loss), net of tax	1	96	(12)	85
Balances as of September 30, 2018	$(7)	$30	$(42)	$(19)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2017	$(3)	$32	$(48)	$(19)
Other comprehensive income (loss) before reclassifications	—	(68)	46	(22)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(22)	(10)	(32)
Total other comprehensive income (loss), net of tax	—	(90)	36	(54)
Balances as of September 30, 2017	$(3)	$(58)	$(12)	$(73)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and six months ended September 30, 2018 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
(Gains) losses on cash flow hedges from forward contracts
Net revenue	$(2)	$12
Research and development	3	4
Total net (gain) loss reclassified, net of tax	$1	$16

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

During the three months ended September 30, 2018, we completed one acquisition that was not material to our Condensed Consolidated Financial Statements.

During three and six months ended September 30, 2017, there were no acquisitions.

(8) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the six months ended September 30, 2018 are as follows (in millions):

	As of March 31, 2018	Activity	Effects of Foreign Currency Translation	As of September 30, 2018
Goodwill	$2,251	$14	$(3)	$2,262
Accumulated impairment	(368)	—	—	(368)
Total	$1,883	$14	$(3)	$1,894
Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets.
Acquisition-related intangibles consisted of the following (in millions):

	As of September 30, 2018			As of March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$460	$(420)	$40	$417	$(414)	$3
Trade names and trademarks	161	(115)	46	161	(107)	54
Registered user base and other intangibles	5	(5)	—	5	(5)	—
Carrier contracts and related	85	(85)	—	85	(85)	—
In-process research and development	14	—	14	14	—	14
Total	$725	$(625)	$100	$682	$(611)	$71
The fair value of acquisition-related intangible assets acquired in the GameFly Cloud Gaming acquisition during the three months ended June 30, 2018 was $43 million, all of which was allocated to developed and core technology, and has a useful life of approximately 4.0 years.
Amortization of intangibles for the three and six months ended September 30, 2018 and 2017 are classified in the Condensed Consolidated Statement of Operations as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Cost of service and other revenue	$—	$—	$—	$—
Cost of product revenue	1	—	2	—
Operating expenses	6	2	12	3
Total	$7	$2	$14	$3
Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, ranging from 1 to 9 years. As of September 30, 2018 and March 31, 2018, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 3.9 years and 4.3 years, respectively.

As of September 30, 2018, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Condensed Consolidated Statement of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2019 (remaining six months)	$12
2020	22
2021	22
2022	22
2023	8
Thereafter	—
Total	$86

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

During the three and six months ended September 30, 2018 and 2017, we did not recognize any material losses or impairment charges on royalty-based commitments, respectively.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of September 30, 2018	As of March 31, 2018
Other current assets	$59	$68
Other assets	32	34
Royalty-related assets	$91	$102
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

	As of September 30, 2018	As of March 31, 2018
Accrued royalties	$155	$171
Other liabilities	63	74
Royalty-related liabilities	$218	$245
As of September 30, 2018, we were committed to pay approximately $790 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 13 for further information on our developer and licensor commitments.

(10) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of September 30, 2018 and March 31, 2018 consisted of (in millions):

	As of September 30, 2018	As of March 31, 2018
Computer, equipment and software	$742	$744
Buildings	342	336
Leasehold improvements	135	139
Equipment, furniture and fixtures, and other	82	84
Land	66	66
Construction in progress	9	7
	1,376	1,376
Less: accumulated depreciation	(936)	(923)
Property and equipment, net	$440	$453
During the three and six months ended September 30, 2018 depreciation expense associated with property and equipment was $30 million and $60 million, respectively.
During the three and six months ended September 30, 2017 depreciation expense associated with property and equipment was $30 million and $59 million, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of September 30, 2018 and March 31, 2018 consisted of (in millions):

	As of September 30, 2018	As of March 31, 2018
Other accrued expenses	$359	$260
Accrued compensation and benefits	172	282
Accrued royalties	155	171
Sales return and price protection reserves	108	—
Deferred net revenue (other)	113	108
Accrued and other current liabilities	$907	$821
Deferred net revenue (other) includes the deferral of subscription revenue, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
As a result of the adoption of the New Revenue Standard, as of September 30, 2018, our sales returns and price protection reserves are now classified within accrued and other liabilities (previously, these allowances were classified as a contra-asset within receivables on our Condensed Consolidated Balance Sheets).
Deferred net revenue
Deferred net revenue as of September 30, 2018 and April 1, 2018, as adjusted, consisted of (in millions):

	As of September 30, 2018	As of April 1, 2018 (as adjusted)
Deferred net revenue (online-enabled games)	$574	$949
Deferred net revenue (other)	113	105
Deferred net revenue (noncurrent)	12	5
Total Deferred net revenue	$699	$1,059

Total deferred net revenue decreased by $360 million, from April 1, 2018, as adjusted, to September 30, 2018. The change was driven by $1,128 million of revenue that was deferred. This was offset by the portion of the net bookings that was deferred and recognized, totaling $1,488 million. Of the $1,488 million, $1,019 million relates to revenue recognized in the six months ended September 30, 2018 that was included in the deferred revenue balance as of April 1, 2018, as adjusted.
Remaining Performance Obligations
As of September 30, 2018, revenue allocated to remaining performance obligations consists of our deferred revenue balance of $699 million. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue. We expect to recognize substantially all of these balances as revenue over the next 12 months.

(11) INCOME TAXES
The provision for income taxes for the three and six months ended September 30, 2018 is based on our projected annual effective tax rate for fiscal year 2019, adjusted for specific items that are required to be recognized in the period in which they are incurred.
Our effective tax rate for the three and six months ended September 30, 2018 was 7.6 percent and 7.9 percent, respectively, as compared to 42.1 percent and 12.5 percent, respectively, for the same period in fiscal year 2018. The effective tax rate for the three and six months ended September 30, 2018 was impacted by the lower U.S. statutory tax rate as a result of the U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 (the “U.S. Tax Act”) and earnings realized in countries that have lower statutory tax rates, partially offset by less excess tax benefits from stock-based compensation recognized in the current period as compared to the same period in fiscal year 2018.
When compared to the statutory rate of 21.0 percent, the effective tax rate for the three and six months ended September 30, 2018 was lower due to earnings realized in countries that have lower statutory tax rates and the recognition of excess tax benefits from stock-based compensation. Excluding excess tax benefits, our effective tax rate would have been 9.8 percent and 10.6 percent, respectively, for the three and six months ended September 30, 2018.
The U.S. Tax Act significantly revised the U.S. corporate income tax system by, among other things, lowering the U.S. corporate income tax rates to 21.0 percent, generally implementing a territorial tax system and imposing a one-time transition tax on the deemed repatriation of undistributed earnings of foreign subsidiaries (the “Transition Tax”).

We recorded a provisional tax expense of $235 million related to the U.S. Tax Act for the fiscal year ended March 31, 2018, $192 million of which relates to the Transition Tax. During the three and six months ended September 30, 2018, we made no material adjustments to these provisional amounts. The final calculation of taxes attributable to the U.S. Tax Act may differ from our estimates, potentially materially, due to, among other things, changes in interpretations of the U.S. Tax Act, our further analysis of the U.S. Tax Act, or any updates or changes to estimates that we have utilized to calculate the transition impacts.
Reasonable estimates of the impacts of the U.S. Tax Act are provided in accordance with SAB 118, the SEC guidance that allows for a measurement period of up to one year after the enactment date of the U.S. Tax Act to finalize the recording of the related tax impacts. We expect to complete the accounting under the U.S. Tax Act as soon as practicable, but in no event later than one year from the enactment date of the U.S. Tax Act.

The U.S. Tax Act creates new U.S. taxes on foreign earnings. Our provision for income taxes for the three and six months ended September 30, 2018 provisionally does not reflect any deferred tax impacts of the U.S. taxes on foreign earnings. Because of the complexity of the rules regarding the new tax on foreign earnings, we are continuing to evaluate this accounting policy election.
We file income tax returns and are subject to income tax examinations in various jurisdictions with respect to fiscal years after 2008. The timing and potential resolution of income tax examinations is highly uncertain. While we continue to measure our uncertain tax positions, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued. It is reasonably possible that a reduction of up to $16 million of unrecognized tax benefits may occur within the next 12 months, a portion of which would impact our effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements and tax interpretations, including the Altera opinion.

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
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of September 30, 2018	As of March 31, 2018
Senior Notes:
3.70% Senior Notes due 2021	$600	$600
4.80% Senior Notes due 2026	400	400
Total principal amount	$1,000	$1,000
Unaccreted discount	(1)	(2)
Unamortized debt issuance costs	(6)	(6)
Net carrying value of Senior Notes	$993	$992

Fair value of Senior Notes (Level 2)	$1,024	$1,038

As of September 30, 2018, the remaining life of the 2021 Notes and 2026 Notes is approximately 2.4 years and 7.4 years, respectively.

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

As of September 30, 2018, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for the three and six months ended September 30, 2018 and 2017 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Amortization of debt issuance costs	$—	$—	(1)	(1)
Coupon interest expense	(11)	(11)	(21)	(21)
Total interest expense	$(11)	$(11)	$(22)	$(22)

(13) COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of September 30, 2018, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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

The following table summarizes our minimum contractual obligations as of September 30, 2018 (in millions):

		Fiscal Years Ending March 31,
		2019
		(Remaining
	Total	six mos.)	2020	2021	2022	2023	2024	Thereafter
Unrecognized commitments
Developer/licensor commitments	$790	$64	$229	$257	$196	$43	$1	$—
Marketing commitments	303	28	89	85	75	26	—	—
Operating leases	219	18	41	40	33	26	19	42
Senior Notes interest	196	18	41	41	19	20	19	38
Other purchase obligations	90	15	32	15	9	6	3	10
Total unrecognized commitments	1,598	143	432	438	332	121	42	90

Recognized commitments
Senior Notes principal and interest	1,003	3	—	600	—	—	—	400
Transition Tax	25	1	—	—	—	3	5	16
Licensing and lease obligations	90	12	25	26	27	—	—	—
Total recognized commitments	1,118	16	25	626	27	3	5	416

Total commitments	$2,716	$159	$457	$1,064	$359	$124	$47	$506
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements.
In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of September 30, 2018; however, certain payment obligations may be accelerated depending on the performance of our operating results. Furthermore, up to $30 million of the unrecognized amounts in the table above may be payable, at the licensor’s election, in shares of our common stock, subject to a $10 million maximum during any fiscal year. The number of shares to be issued will be based on their fair market value at the time of issuance.
In addition to what is included in the table above, as of September 30, 2018, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $248 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
In addition to what is included in the table above, as of September 30, 2018, we may be required to pay up to $140 million of cash consideration in connection with the December 1, 2017 acquisition of Respawn based on the achievement of certain performance milestones through the end of calendar year 2022. As of September 30, 2018, we have recorded $124 million of contingent consideration on our Condensed Consolidated Balance Sheet representing the estimated fair value.

Subsequent to September 30, 2018, we entered into various service and lease agreements with third parties which contingently commits us to pay an additional approximately $137 million at various dates through fiscal year 2025.
Legal Proceedings
On July 29, 2010, Michael Davis, a former NFL running back, filed a putative class action in the United States District Court for the Northern District of California against the Company, alleging that certain past versions of Madden NFL included the images of certain retired NFL players without their permission. In March 2012, the trial court denied the Company’s request to dismiss the complaint on First Amendment grounds. In January 2015, that trial court decision was affirmed by the Ninth Circuit Court of Appeals and the case was remanded back to the United States District Court for the Northern District of California. In August 2018, the United States District Court for the Northern District of California denied the plaintiffs’ motion for class certification, which the plaintiffs have appealed.
Governmental authorities in Belgium have sought to limit or discontinue the use of in-game mechanics involving a randomized selection of virtual items. On August 10, 2018, we were notified that the Belgian Gambling Commission made a referral to the

Belgian Public Prosecutor’s Office regarding the use such mechanics in the FIFA Ultimate Team service included in FIFA 18. The Public Prosecutor is investigating the referral and has not yet determined whether to initiate proceedings against the Company, certain subsidiaries of the Company, and/or certain executive officers of the Company. The Company does not believe that its products and services violate applicable gambling laws, and is engaged in discussions with appropriate governmental authorities in Belgium.
We are also subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our Condensed Consolidated Financial Statements.

(14)  STOCK-BASED COMPENSATION
Valuation Assumptions
We recognize compensation cost for stock-based awards to employees based on the awards’ estimated grant-date fair value using a straight-line approach over the service period for which such awards are expected to vest. We account for forfeitures as they occur.

The estimation of the fair value of market-based restricted stock units, stock options and ESPP purchase rights is affected by assumptions regarding subjective and complex variables. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. We estimate the fair value of our stock-based awards as follows:

•
Restricted Stock Units and Performance-Based Restricted Stock Units. The fair value of restricted stock units and performance-based restricted stock units (other than market-based restricted stock units) is determined based on the quoted market price of our common stock on the date of grant.

•
Market-Based Restricted Stock Units. Market-based restricted stock units consist of grants of performance-based restricted stock units to certain members of executive management that vest contingent upon the achievement of pre-determined market and service conditions (referred to herein as “market-based restricted stock units”). The fair value of our market-based restricted stock units is estimated using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient.

•
Stock Options and Employee Stock Purchase Plan. The fair value of stock options and stock purchase rights granted pursuant to our equity incentive plans and our 2000 Employee Stock Purchase Plan, as amended (“ESPP”), respectively, is estimated using the Black-Scholes valuation model based on the multiple-award valuation method. Key assumptions of the Black-Scholes valuation model are the risk-free interest rate, expected volatility, expected term and expected dividends. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option. Expected volatility is based on a combination of historical stock price volatility and implied volatility of publicly-traded options on our common stock. An expected term is estimated based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

There were an insignificant number of stock options granted during the three and six months ended September 30, 2018 and 2017.
The estimated assumptions used in the Black-Scholes valuation model to value our ESPP purchase rights were as follows:

	ESPP Purchase Rights
	Three Months Ended September 30,
	2018	2017
Risk-free interest rate	2.2 - 2.5%	1.1 - 1.2%
Expected volatility	29%	28%
Weighted-average volatility	29%	28%
Expected term	6 - 12 months	6 - 12 months
Expected dividends	None	None

There were no market-based restricted stock units granted during the three months ended September 30, 2018 and 2017.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$1	$1	$2	$2
Research and development	39	36	86	64
Marketing and sales	9	9	16	16
General and administrative	17	16	32	28
Stock-based compensation expense	$66	$62	$136	$110

During the three months ended September 30, 2018, we recognized a $9 million deferred income tax benefit related to our stock-based compensation expense. During the three months ended September 30, 2017, we recognized a $12 million deferred income tax benefit related to our stock-based compensation expense.

During the six months ended September 30, 2018, we recognized a $17 million deferred income tax benefit related to our stock-based compensation expense. During the six months ended September 30, 2017, we recognized a $22 million deferred income tax benefit related to our stock-based compensation expense.
As of September 30, 2018, our total unrecognized compensation cost related to restricted stock units, market-based restricted stock units, performance-based restricted stock units was $578 million and is expected to be recognized over a weighted-average service period of 2.2 years. Of the $578 million of unrecognized compensation cost, $493 million relates to restricted stock units, $64 million relates to market-based restricted stock units, and $21 million relates to performance-based restricted stock units at 100 percent average vesting target.
Stock Options
The following table summarizes our stock option activity for the six months ended September 30, 2018:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2018	1,615	$30.28
Granted	2	123.80
Exercised	(184)	31.48
Outstanding as of September 30, 2018	1,433	$30.28	5.10	$129
Vested and expected to vest	1,433	$30.28	5.10	$129
Exercisable as of September 30, 2018	1,433	$30.28	5.10	$129
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of September 30, 2018, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.

Restricted Stock Units
The following table summarizes our restricted stock unit activity for the six months ended September 30, 2018:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2018	5,948	$94.57
Granted	1,626	140.68
Vested	(1,757)	81.71
Forfeited or cancelled	(359)	108.16
Outstanding as of September 30, 2018	5,458	$111.55
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
The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the six months ended September 30, 2018:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2018	796	$110.51
Granted	—	—
Forfeited or cancelled	(217)	110.51
Outstanding as of September 30, 2018	579	$110.51

Market-Based Restricted Stock Units

Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the market-based restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be issued at vesting will range from zero percent to 200 percent of the target number of market-based restricted stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period, over either a one-year, two-year cumulative and three-year cumulative period.

The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the six months ended September 30, 2018:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2018	1,342	$118.35
Granted	573	185.24
Vested	(415)	98.48
Forfeited or cancelled	(525)	135.76
Outstanding as of September 30, 2018	975	$156.76
Stock Repurchase Program
In May 2015, our Board of Directors authorized a program to repurchase up to $1 billion of our common stock. We repurchased approximately 0.3 million shares for approximately $31 million under this program during the three months ended June 30, 2017. We completed repurchases under the May 2015 program in April 2017.

In May 2017, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $1.2 billion of our common stock. We repurchased approximately 0.6 million shares for approximately $76 million under this program during the three months ended June 30, 2018. During the three and six months ended September 30, 2017, we repurchased approximately 1.3 million and 2.4 million shares for approximately $153 million and $272 million, respectively, under this program. This program was superseded and replaced by a new stock repurchase program approved in May 2018.

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
The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and six months ended September 30, 2018, we repurchased approximately 2.3 million and 4.0 million shares for approximately $299 million and $523 million, respectively, under this program.

The following table summarizes total shares repurchased during the three and six months ended September 30, 2018 and 2017:

	May 2015 Program		May 2017 Program		May 2018 Program		Total
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Three months ended September 30, 2018	—	$—	—	$—	2.3	$299	2.3	$299
Six months ended September 30, 2018	—	$—	0.6	$76	4.0	$523	4.6	$599
Three months ended September 30, 2017	—	$—	1.3	$153	—	$—	1.3	$153
Six months ended September 30, 2017	0.3	$31	2.4	$272	—	$—	2.7	$303

(15) EARNINGS (LOSS) PER SHARE
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

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2018	2017	2018	2017
Net income (loss)	$255	$(22)	$548	$622
Shares used to compute earnings (loss) per share:
Weighted-average common stock outstanding — basic	305	309	305	309
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	2	—	4	4
Weighted-average common stock outstanding — diluted	307	309	309	313
Earnings (loss) per share:
Basic	$0.84	$(0.07)	$1.80	$2.01
Diluted	$0.83	$(0.07)	$1.77	$1.99

For the three months ended September 30, 2018 and six months ended September 30, 2018 and 2017, an immaterial amount of restricted stock units and market-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. Our performance-based restricted stock units, which are considered contingently issuable shares, are also excluded from the treasury stock method computation because the related performance-based milestones were not achieved as of the end of the reporting period.

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

(16) SEGMENT INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Our CODM currently reviews total company operating results to assess overall performance and allocate resources. As of September 30, 2018, we have only one reportable segment, which represents our only operating segment.

Information about our total net revenue by composition and by platform for the three and six months ended September 30, 2018 and 2017 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net revenue by composition
Full game downloads	$148	$123	$264	$332
Live services	412	408	1,022	909
Mobile	220	158	451	327
Total Digital	780	689	1,737	1,568

Packaged goods and other	506	270	686	840
Net revenue	$1,286	$959	$2,423	$2,408

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Platform net revenue
Console	$917	$595	$1,622	$1,629
PC / Browser	149	196	346	436
Mobile	220	162	453	333
Other	—	6	2	10
Net revenue	$1,286	$959	$2,423	$2,408

Net revenue from unaffiliated customers in North America and internationally for the three and six months ended September 30, 2018 and 2017 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net revenue from unaffiliated customers
North America	$475	$427	$917	$1,038
International	811	532	1,506	1,370
Net revenue	$1,286	$959	$2,423	$2,408

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts, Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Electronic Arts, Inc. and subsidiaries (the Company) as of September 29, 2018, the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended September 29, 2018 and September 30, 2017, the related condensed consolidated statements of cash flows for the six-month periods ended September 29, 2018 and September 30, 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
November 6, 2018

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate”, “plan”, “predict”, “seek”, “goal”, “will”, “may”, “likely”, “should”, “could” (and the negative of any of these terms), “future” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, projections of markets relevant to our business, uncertain events and assumptions and other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements consist of, among other things, statements related to industry prospects, our future financial performance, and our business plans and objectives, and may include certain assumptions that underlie the forward-looking statements. These forward-looking statements are not guarantees of future performance and reflect management’s current expectations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that might cause or contribute to such differences include those discussed in Part II, Item 1A of this Quarterly Report under the heading “Risk Factors” in, as well as in other documents we have filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended September 30, 2018, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 as filed with the SEC on May 23, 2018 and in other documents we have filed with the SEC.
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
Financial Results
We adopted the New Revenue Standard on April 1, 2018, the beginning of fiscal year 2019, using the modified retrospective method. The comparative information for periods prior to April 1, 2018 has not been restated. For comparability, Note 1 — Description of Business and Basis of Presentation in Part I, Item 1 of this Form 10-Q includes our pro-forma financial results under the Old Revenue Standard for the three and six months ended September 30, 2018.

Our key financial results for our fiscal quarter ended September 30, 2018 were as follows:

•	Total net revenue was $1,286 million, up 34 percent year-over-year. Under the Old Revenue Standard, total net revenue would have been $954 million, down 1 percent year-over-year.

•	Digital net revenue was $780 million, up 13 percent year-over-year. Under the Old Revenue Standard, digital net revenue would have been $699 million, up 1 percent year-over-year.

•	Gross margin was 67.5 percent, up 8.1 percentage points year-over-year. Under the Old Revenue Standard, gross margin would have been 60.8 percent, up 1.4 percentage points year-over-year.

•	Operating expenses were $610 million, down less than 1 percent year-over-year.

•	Net income was $255 million with diluted earnings per share of $0.83. Under the Old Revenue Standard, net loss would have been $19 million with diluted loss per share of $0.06.

•	Total cash, cash equivalents and short-term investments were $4,545 million.

From time to time, we make comparisons of current periods to prior periods with reference to constant currency. For the fiscal quarter ended September 30, 2018, foreign currency exchange rates did not have a material impact on our net revenue and operating expenses.

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

The following is a calculation of our total net bookings for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2018	2017	2018	2017
Total net revenue	$1,286	$959	$2,423	$2,408
Change in deferred net revenue (online-enabled games)	(20)	220	(359)	(454)
Mobile platform fees	$(44)	—	$(93)	—
Net bookings	$1,222	$1,179	$1,971	$1,954

Net bookings were $1,222 million for the three months ended September 30, 2018 driven by sales related to FIFA 19, Madden NFL 19, and The Sims 4. Net bookings increased $43 million or 4 percent as compared to the three months ended September 30, 2017 due primarily to the FIFA franchise and The Sims 4 on a year-over-year basis, partially offset by a decrease in Star Wars Battlefront during the three months ended September 30, 2018. Digital net bookings were $637 million for the three months ended September 30, 2018, an increase of $58 million or 10 percent as compared to three months ended September 30, 2017, driven by sales of FIFA 19, FIFA Ultimate Team and Madden Ultimate Team. The increase in digital net bookings was primarily driven by our full game PC and console downloads, which grew $38 million or 32 percent year-over-year, primarily due to the timing of recognition of net bookings from FIFA 19, the earlier launch of Madden NFL 19 as compared to Madden NFL 18, and the ongoing shift to digital download of our games, and live services which grew $18 million or 6 percent year-over-year, primarily due to the FIFA and Madden franchises and The Sims 4, offset by the effects of the transition from FIFA Online 3 to FIFA Online 4 in Asia.

Recent Developments
Stock Repurchase Program. In May 2018, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $2.4 billion of our common stock. This stock repurchase program supersedes and replaces the May 2017 program, and expires on May 31, 2020. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and six months ended September 30, 2018, we repurchased approximately 2.3 million and 4.0 million shares for approximately $299 million and $523 million, respectively, under this program.

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

Sales Returns and Price Protection Reserves

Sales returns and price protection are considered variable consideration under ASC 606. We reduce revenue for estimated future returns and price protection which may occur with our distributors and retailers (“channel partners”). Price protection represents our practice to provide our channel partners with a credit allowance to lower their wholesale price on a particular game unit that they have not resold to customers. The amount of the price protection for permanent markdowns is the difference between the old wholesale price and the new reduced wholesale price. Credits are also given for short-term promotions that temporarily reduce the wholesale price. In certain countries we also have a practice for allowing channel partners to return older products in the channel in exchange for a credit allowance.

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

We recorded a provisional tax expense of $235 million related to the U.S. Tax Act for the fiscal year ended March 31, 2018, $192 million of which relates to the Transition Tax. During the three and six months ended September 30, 2018, we made no material adjustments to these provisional amounts. The final calculation of taxes attributable to the U.S. Tax Act may differ from our estimates, potentially materially, due to, among other things, changes in interpretations of the U.S. Tax Act, our further analysis of the U.S. Tax Act, or any updates or changes to estimates that we have utilized to calculate the transition impacts.

Reasonable estimates of the impacts of the U.S. Tax Act are provided in accordance with SAB 118, the SEC guidance that allows for a measurement period of up to one year after the enactment date of the U.S. Tax Act to finalize the recording of the related tax impacts. We expect to complete the accounting under the U.S. Tax Act as soon as practicable, but in no event later than one year from the enactment date of the U.S. Tax Act.

The U.S. Tax Act creates new U.S. taxes on foreign earnings. Our provision for income taxes for the three and six months ended September 30, 2018 provisionally does not reflect any deferred tax impacts of the U.S. taxes on foreign earnings. Because of the complexity of the rules regarding the new tax on foreign earnings, we are continuing to evaluate this accounting policy election.

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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2019 contains 52 weeks and ends on March 30, 2019. Our results of operations for the fiscal year ended March 31, 2018 contained 52 weeks and ended on March 31, 2018. Our results of operations for the three months ended September 30, 2018 and 2017 contained 13 weeks each and ended on September 29, 2018 and September 30, 2017, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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

Net Revenue Quarterly Analysis

On April 1, 2018, we adopted the New Revenue Standard, which significantly changes the way in which we recognize revenue, including the way in which we present mobile platform fees. We elected to apply the New Revenue Standard using the modified retrospective method. Because of that election, revenue for the three and six months ended September 30, 2017 has not been restated and is reported under the accounting standards in effect for that period. In order to facilitate year-over-year comparisons, in the Net Revenue and Cost of Revenue tables below, we have quantified the amount of the year-over-year change attributable to (1) the adoption of the New Revenue Standard, (2) the change in the way in which we present mobile platform fees and (3) our operations. The amount attributable to our operations is equivalent to the difference between current and prior period net revenues under the Old Revenue Standard. For more information on the adoption of the New Revenue Standard, including information related to the change in how we report mobile revenue, please see Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 1 under the heading “Recently Adopted Accounting Standards”.

Net Revenue

Net revenue from our operations for the three months ended September 30, 2018 decreased $5 million, as compared to the three months ended September 30, 2017. This decrease was driven by a $214 million decrease in revenue primarily from the Battlefield franchise and Mass Effect: Andromeda. This decrease was partially offset by a $209 million increase in revenue primarily from the Star Wars, The Sims and FIFA franchises.

Net Revenue by Product Revenue and Service and Other Revenue

Our Net Revenue by Product revenue and Service and other revenue for the three months ended September 30, 2018 and 2017 was as follows (in millions):

	Three Months Ended September 30,
				Changes due to:
	2018	2017	Total Change	ASC 606 Adoption	Mobile Platform Fees under ASC 606	Operational
Net revenue:
Product	$623	$454	$169	$186	$—	$(17)
Service and other	663	505	158	102	44	12
Total net revenue	$1,286	$959	$327	$288	$44	$(5)

Product Revenue

Product net revenue from our operations for the three months ended September 30, 2018 decreased $17 million, as compared to the three months ended September 30, 2017. This decrease was driven by a $194 million decrease primarily from Battlefield I and Mass Effect: Andromeda. This decrease was partially offset by a $177 million increase primarily from Star Wars Battlefront II, The Sims 4 and Need for Speed Payback.

Service and Other Revenue

Service and other net revenue from our operations for the three months ended September 30, 2018 increased $12 million, as compared to the three months ended September 30, 2017. This increase was driven by a $57 million increase primarily from FIFA Ultimate Team and Madden Ultimate Team. This increase was partially offset by a $45 million decrease primarily from Star Wars: The Old Republic, Mass Effect: Andromeda, SimCity Mobile, Plants vs. Zombies: Garden Warfare 2 and Need for Speed 2015.
Supplemental Net Revenue by Composition
As we continue to evolve our business and more of our products are delivered to consumers digitally, we place a significant emphasis and focus on assessing our business performance through a review of net revenue by composition.

Our net revenue by composition for the three months ended September 30, 2018 and 2017 was as follows (in millions):

	Three Months Ended September 30,
				Changes due to:
	2018	2017	Total Change	ASC 606 Adoption	Mobile Platform Fees under ASC 606	Operational
Net revenue:
Full game downloads	$148	$123	$25	$32	$—	$(7)
Live services	412	408	4	(22)	—	26
Mobile	220	158	62	27	44	(9)
Total Digital	$780	$689	$91	$37	$44	$10

Packaged goods and other	$506	$270	$236	$251	$—	$(15)
Total net revenue	$1,286	$959	$327	$288	$44	$(5)

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

Digital net revenue from our operations for the three months ended September 30, 2018 increased $10 million, as compared to the three months ended September 30, 2017. This increase is due to a $26 million increase in live services revenue primarily driven by our Ultimate Team game mode, offset by a $9 million decrease in mobile revenue primarily driven by FIFA Online 3 in Asia and a $7 million decrease in full-game download revenue primarily driven by Mass Effect: Andromeda.

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

Packaged goods and other net revenue from our operations for the three months ended September 30, 2018 decreased $15 million, as compared to the three months ended September 30, 2017. This decrease was driven by a $131 million decrease primarily from Battlefield 1 and Mass Effect: Andromeda, partially offset by a $116 million increase primarily from Star Wars Battlefront II and the Need for Speed franchise.

Net Revenue Year-to-Date Analysis

Net Revenue

Net revenue from our operations for the six months ended September 30, 2018 decreased $38 million, as compared to the six months ended September 30, 2017. This decrease was driven by a $601 million decrease in revenue primarily from the Battlefield franchise and Mass Effect: Andromeda. This decrease was partially offset by a $563 million increase in revenue primarily from the Star Wars, FIFA and The Sims franchises.

Net Revenue by Product Revenue and Service and Other Revenue

Our Net Revenue by Product revenue and Service and other revenue for the six months ended September 30, 2018 and 2017 was as follows (in millions):

	Six Months Ended September 30,
				Changes due to:
	2018	2017	Total Change	ASC 606 Adoption	Mobile Platform Fees under ASC 606	Operational
Net revenue:
Product	$825	$1,282	$(457)	$(328)	$—	$(129)
Service and other	1,598	1,126	472	288	93	91
Total net revenue	$2,423	$2,408	$15	$(40)	$93	$(38)

Product Revenue

Product net revenue from our operations for the six months ended September 30, 2018 decreased $129 million, as compared to the six months ended September 30, 2017. This decrease was driven by a $570 million decrease primarily from Battlefield I and Mass Effect: Andromeda. This decrease was partially offset by a $441 million increase primarily from Star Wars Battlefront II, Need for Speed Payback and The Sims 4.

Service and Other Revenue

Service and other net revenue from our operations for the six months ended September 30, 2018 increased $91 million as compared to the six months ended September 30, 2017. This increase was driven by a $185 million increase primarily from FIFA Ultimate Team and Madden Ultimate Team. This increase was partially offset by a $94 million decrease primarily from Mass Effect: Andromeda, SimCity Mobile, Star Wars: The Old Republic, Plants vs. Zombies: Garden Warfare 2 and Need for Speed 2015.
Supplemental Net Revenue by Composition
Our net revenue by composition for the six months ended September 30, 2018 and 2017 was as follows (in millions):

	Six Months Ended September 30,
				Changes due to:
	2018	2017	Total Change	ASC 606 Adoption	Mobile Platform Fees under ASC 606	Operational
Net revenue:
Full game downloads	$264	$332	$(68)	$(28)	$—	$(40)
Live services	1,022	909	113	5	—	108
Mobile	451	327	124	37	93	(6)
Total Digital	$1,737	$1,568	$169	$14	$93	$62

Packaged goods and other	$686	$840	$(154)	$(54)	$—	$(100)
Total net revenue	$2,423	$2,408	$15	$(40)	$93	$(38)

Digital Net Revenue

Digital net revenue from our operations for the six months ended September 30, 2018 increased $62 million, as compared to the six months ended September 30, 2017. This increase is due to a $108 million increase in live services revenue primarily driven by our Ultimate Team game mode, offset by a $40 million decrease in full-game download revenue primarily driven by Battlefield 1 and a $6 million decrease in mobile revenue primarily driven by the transition from FIFA Online 3 to FIFA Online 4 in Asia.

Packaged Goods and Other Net Revenue

Packaged goods and other net revenue from our operations for the six months ended September 30, 2018 decreased $100 million, as compared to the six months ended September 30, 2017. This decrease was driven by a $368 million decrease primarily from Battlefield 1 and Mass Effect: Andromeda. This decrease was partially offset by a $268 million increase primarily from Star Wars Battlefront II and the Need for Speed franchise.

Cost of Revenue Quarterly Analysis

Cost of revenue for the three months ended September 30, 2018 and 2017 was as follows (in millions):

	Three Months Ended September 30,
				Changes due to:
	2018	2017	Total Change	ASC 606 Adoption	Mobile Platform Fees under ASC 606	Operational
Cost of revenue:
Product	$222	$300	(78)	$(58)	$—	$(20)
Service and other	196	89	107	58	44	5
Total cost of revenue	$418	$389	$29	$—	$44	$(15)

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

Cost of product revenue from operations decreased by $20 million during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This decrease was primarily due to a decrease in inventory and royalty costs associated with the Madden franchise.

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

Operationally, cost of service and other revenue remained relatively consistent in the three months ended September 30, 2018, as compared to the three months ended September 30, 2017.

Cost of Revenue Year-to-Date Analysis

Cost of revenue for the six months ended September 30, 2018 and 2017 was as follows (in millions):

	Six Months Ended September 30,
				Changes due to:
	2018	2017	Total Change	ASC 606 Adoption	Mobile Platform Fees under ASC 606	Operational
Cost of revenue:
Product	$290	$364	$(74)	$(68)	$—	$(6)
Service and other	343	179	164	68	93	3
Total cost of revenue	$633	$543	$90	$—	$93	$(3)

Cost of Product Revenue

Cost of product revenue from operations decreased by $6 million during the six months ended September 30, 2018, as compared to the six months ended September 30, 2017. This decrease was primarily due to a decrease in inventory and royalty costs associated with the Madden franchise, offset by an increase in the royalty costs associated with A Way Out.

Cost of Service and Other Revenue

Operationally, cost of service and other revenue remained relatively consistent in the six months ended September 30, 2018, as compared to the six months ended September 30, 2017.

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
Research and development expenses for the three and six months ended September 30, 2018 and 2017 were as follows (in millions):

	September 30, 2018	% of Net Revenue	September 30, 2017	% of Net Revenue	$ Change	% Change
Three months ended	$339	26%	$331	35%	$8	2%
Six months ended	$701	29%	$656	27%	$45	7%

Research and development expenses increased by $8 million, or 2 percent, during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This $8 million increase was primarily due to a $13 million increase in personnel-related costs primarily driven by an increase in headcount in connection with the Respawn acquisition and continued investment in our studios during the third quarter of fiscal year 2018, and a $5 million increase in facility-related costs. These increases were partially offset by a $15 million decrease in development advances primarily resulting from the extinguishment of development advances payable to Respawn.

Research and development expenses increased by $45 million, or 7 percent, during the six months ended September 30, 2018, as compared to the six months ended September 30, 2017. This $45 million increase was primarily due to a (1) $44 million increase in personnel-related costs primarily driven by an increase in headcount in connection with the Respawn acquisition and continued investment in our studios, (2) $22 million increase in stock-based compensation in connection with the Respawn acquisition, and (3) a $9 million increase in facility-related costs. These increases were partially offset by a $35 million decrease in development advances primarily resulting from the extinguishment of development advances payable to Respawn.

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.

Marketing and sales expenses for the three and six months ended September 30, 2018 and 2017 were as follows (in millions):

	September 30, 2018	% of Net Revenue	September 30, 2017	% of Net Revenue	$ Change	% Change
Three months ended	$146	11%	$160	17%	$(14)	(9)%
Six months ended	$286	12%	$281	12%	$5	2%

Marketing and sales expenses decreased by $14 million, or 9 percent, during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This $14 million decrease was primarily due to a $12 million decrease in advertising and promotional spending on the FIFA and Madden franchises.

Marketing and sales expenses remained relatively consistent during the six months ended September 30, 2018, as compared to the six months ended September 30, 2017.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three and six months ended September 30, 2018 and 2017 were as follows (in millions):

	September 30, 2018	% of Net Revenue	September 30, 2017	% of Net Revenue	$ Change	% Change
Three months ended	$117	9%	$118	12%	$(1)	(1)%
Six months ended	$231	10%	$223	9%	$8	4%
General and administrative expenses remained relatively consistent during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017.
General and administrative expenses increased by $8 million, or 4 percent, during the six months ended September 30, 2018, as compared to the six months ended September 30, 2017. This $8 million increase was primarily due to a $7 million increase in personnel-related costs primarily resulting from an increase in headcount and a $4 million increase in stock-based compensation.

Interest and Other Income (Expense), Net
Interest and other income (expense), net consists of interest income (expense), foreign currency transaction gains (losses) and net gains (losses) on foreign currency forward contracts.

Interest and other income (expense), net, for the three and six months ended September 30, 2018 and 2017 were as follows (in millions):

	September 30, 2018	% of Net Revenue	September 30, 2017	% of Net Revenue	$ Change	% Change
Three months ended	$18	1%	$3	0.3%	15	500%
Six months ended	$37	2%	$9	0.4%	28	311%
Interest and other income (expense), net, increased by $15 million, or 500 percent, during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This $15 million increase was primarily due to an $8 million increase in interest income and an $8 million increase in gains on foreign currency.
Interest and other income (expense), net, increased by $28 million, or 311 percent, during the six months ended September 30, 2018, as compared to the six months ended September 30, 2017. This $28 million increase was primarily due to a $21 million increase in foreign currency gains on forward contracts and a $19 million increase in interest income, partially offset by a $10 million foreign currency translation gain as a result of the closure of our Switzerland distribution business in the six months ended September 30, 2017 with no comparable activity in the six months ended September 30, 2018.

Income Taxes
Provision for income taxes for the three and six months ended September 30, 2018 and 2017 were as follows (in millions):

	September 30, 2018	Effective Tax Rate	September 30, 2017	Effective Tax Rate
Three Months Ended	$21	7.6%	$(16)	42.1%
Six Months Ended	$47	7.9%	$89	12.5%
The provision for income taxes for the three and six months ended September 30, 2018 is based on our projected annual effective tax rate for fiscal year 2019, adjusted for specific items that are required to be recognized in the period in which they incur.
Our effective tax rate and resulting provision for income taxes for the three and six months ended September 30, 2018 was significantly impacted by the U.S. Tax Act, enacted on December 22, 2017. Our effective tax rate for the three and six months ended September 30, 2018 was 7.6 percent and 7.9 percent, respectively, as compared to 42.1 percent and 12.5 percent, respectively, for the same period in fiscal year 2018. The effective tax rate for the three and six months ended September 30, 2018 was impacted by the lower U.S. statutory tax rate as a result of the U.S. Tax Act and earnings realized in countries that have lower statutory tax rates, partially offset by less excess tax benefits from stock-based compensation recognized in the current period as compared to the same period in fiscal year 2018.
When compared to the statutory rate of 21.0 percent, the effective tax rate for the three and six months ended September 30, 2018 was lower due to earnings realized in countries that have lower statutory tax rates and the recognition of excess tax benefits from stock-based compensation. Excluding excess tax benefits, our effective tax rate would have been 9.8 percent and 10.6 percent, respectively, for the three and six months ended September 30, 2018.
The U.S. Tax Act significantly revised the U.S. corporate income tax system by, among other things, lowering the U.S. corporate income tax rates to 21 percent, generally implementing a territorial tax system and imposing a one-time transition tax on the deemed repatriation of undistributed earnings of foreign subsidiaries.

We recorded a provisional tax expense of $235 million related to the U.S. Tax Act for the fiscal year ended March 31, 2018, $192 million of which relates to the Transition Tax. During the three months ended September 30, 2018, we made no material adjustments to these provisional amounts. The final calculation of taxes attributable to the U.S. Tax Act may differ from our estimates, potentially materially, due to, among other things, changes in interpretations of the U.S. Tax Act, our further analysis of the U.S. Tax Act, or any updates or changes to estimates that we have utilized to calculate the transition impacts.
Reasonable estimates of the impacts of the U.S. Tax Act are provided in accordance with SAB 118, the SEC guidance that allows for a measurement period of up to one year after the enactment date of the U.S. Tax Act to finalize the recording of the related tax impacts. We expect to complete the accounting under the U.S. Tax Act as soon as practicable, but in no event later than one year from the enactment date of the U.S. Tax Act.

The U.S. Tax Act creates new U.S. taxes on foreign earnings. Our provision for income taxes for the three and six months ended September 30, 2018 provisionally does not reflect any deferred tax impacts of the U.S. taxes on foreign earnings. Because of the complexity of the rules regarding the new tax on foreign earnings, we are continuing to evaluate this accounting policy election.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of September 30, 2018	As of March 31, 2018	Increase/(Decrease)
Cash and cash equivalents	$2,881	$4,258	$(1,377)
Short-term investments	1,664	1,073	591
Total	$4,545	$5,331	$(786)
Percentage of total assets	54%	62%

	Six Months Ended September 30,
(In millions)	2018	2017	Change
Net cash provided by (used in) operating activities	$(6)	$228	$(234)
Net cash used in investing activities	(704)	(408)	(296)
Net cash used in financing activities	(659)	(351)	(308)
Effect of foreign exchange on cash and cash equivalents	(8)	33	(41)
Net decrease in cash and cash equivalents	$(1,377)	$(498)	$(879)
Changes in Cash Flow
Operating Activities. Net cash used in operating activities increased by $234 million during the six months ended September 30, 2018 as compared to the six months ended September 30, 2017. The increase is primarily driven by the timing of cash receipts related to the increase in digital net bookings that will be collected in the third quarter of fiscal year 2019, the timing of royalty payments, an increase in personnel-related costs and an increase in cash paid for taxes, offset by interest income and hedging activities.
Investing Activities. Net cash used in investing activities increased by $296 million during the six months ended September 30, 2018 as compared to the six months ended September 30, 2017 primarily driven by a $604 million decrease in proceeds from the sales and maturities of short-term investments and the payment of $58 million in connection with mergers and acquisitions activity. This increase was partially offset by a $366 million decrease in the purchase of short-term investments during the six months ended September 30, 2018 as compared to the six months ended September 30, 2017.
Financing Activities. Net cash used in financing activities increased by $308 million during the six months ended September 30, 2018 as compared to the six months ended September 30, 2017 primarily due to a $296 million increase in the repurchase and retirement of our common stock and a $21 million decrease in proceeds from the exercise of stock options during the six months ended September 30, 2018 as compared to the six months ended September 30, 2017.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of September 30, 2018, our short-term investments had gross unrealized losses of $7 million, or less than 1 percent of the total in short-term investments, and gross unrealized gains of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.

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

Credit Facility
In March 2015, we entered into a $500 million senior unsecured revolving credit facility with a syndicate of banks. As of September 30, 2018, no amounts were outstanding under the credit facility. See Note 12 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to the above items, which is incorporated by reference into this Item 2.
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
The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and six months ended September 30, 2018, we repurchased approximately 2.3 million and 4.0 million shares for approximately $299 million and $523 million, respectively, under this program.

In May 2017, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $1.2 billion of our common stock. We repurchased approximately 0.6 million shares for approximately $76 million under this program during the three months ended June 30, 2018. During the three and six months ended September 30, 2017, we repurchased approximately 1.3 million and 2.4 million shares for approximately $153 million and $272 million, respectively, under this program. This program was superseded and replaced by a new stock repurchase program approved in May 2018.

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

OFF-BALANCE SHEET COMMITMENTS
As of September 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of September 30, 2018, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $162 million or $324 million, respectively. As of September 30, 2018, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $80 million or $159 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially. See Note 5 — Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.
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

As of September 30, 2018, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Fluctuations in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of September 30, 2018, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of September 30, 2018	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$744	$741	$738	$736	$731	$728	$725
U.S. Treasury securities	280	279	278	277	276	275	274
U.S. agency securities	74	74	73	73	72	72	72
Commercial paper	359	359	358	357	357	356	355
Foreign government securities	81	80	80	79	79	79	78
Asset-backed securities	122	122	121	121	121	120	120
Certificates of deposit	22	21	21	21	21	21	21
Total short-term investments	$1,682	$1,676	$1,669	$1,664	$1,657	$1,651	$1,645

Item 4.	Controls and Procedures
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
Changes in internal control over financial reporting
There has been no change in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended September 30, 2018 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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

We are subject to taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision, tax assets, and accruals for other taxes, and there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective income tax rate is based in part on our corporate operating structure and the manner in which we operate our business and develop, value and use our intellectual property. Taxing authorities in jurisdictions in which we operate may challenge our methodologies for calculating our income tax provision or its underlying assumptions, which could increase our effective income tax rate and have an adverse impact on our results of operations and cash flows. In addition, our provision for income taxes could be adversely affected by our profit levels, changes in our business, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in applicable tax laws or interpretations of existing tax laws, or changes in the valuation allowance for deferred tax assets, as well as other factors. For example, the outcome of Altera Corp. v. Commissioner, currently pending before the Ninth Circuit Court of Appeals, as well as certain proposed regulations related to U.S. taxes on foreign earnings, could result in material changes to our consolidated financial statements.

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

Our reported financial results are impacted by the accounting standards promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. These methods, estimates, and judgments are subject to risks, uncertainties, assumptions and changes that could adversely affect our reported financial position and financial results. In addition, changes to applicable financial accounting standards could impact our reported financial position and financial results. For example, ASC 606, which we adopted at the beginning of fiscal year 2019, had a material impact on the way in which we recognize revenue and consequently, our diluted earnings per share. ASC 606 also required us to change how we present mobile platform fees. For more information on ASC 606 and other accounting standards, see Part I, Item 1 of this Form 10-Q in the Notes to the Condensed Consolidated Financial Statements in Note 1 — Description of Business and Basis of Presentation under the subheading “Recently Adopted Accounting Standards”.

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
The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and six months ended September 30, 2018, we repurchased approximately 2.3 million and 4.0 million shares for approximately $299 million and $523 million, respectively, under this program.
The following table summarizes the number of shares repurchased during the three months ended September 30, 2018:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
July 1, 2018 - July 28, 2018	605,297	$145.08	605,297	$2,089
July 29, 2018 - August 25, 2018	739,502	$129.55	739,502	$1,993
August 26, 2018 - September 29, 2018	989,512	$116.69	989,512	$1,877
	2,334,311	$128.13	2,334,311

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The exhibits listed in the accompanying index to exhibits on Page 72 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2018
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

†
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
November 6, 2018	Chief Operating Officer and
Chief Financial Officer