Form 10-Q
period 2018-12-31
ELECTRONIC ARTS INC.
filed 2019-02-06
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of February 4, 2019, there were 299,595,570 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2018

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	December 31, 2018	March 31, 2018 (a)
ASSETS
Current assets:
Cash and cash equivalents	$3,887	$4,258
Short-term investments	1,274	1,073
Receivables, net of allowances of $8 and $165, respectively	806	385
Other current assets	280	288
Total current assets	6,247	6,004
Property and equipment, net	426	453
Goodwill	1,891	1,883
Acquisition-related intangibles, net	93	71
Deferred income taxes, net	106	84
Other assets	94	89
TOTAL ASSETS	$8,857	$8,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70	$48
Accrued and other current liabilities	1,092	821
Deferred net revenue (online-enabled games)	928	1,622
Total current liabilities	2,090	2,491
Senior notes, net	994	992
Income tax obligations	264	250
Deferred income taxes, net	1	1
Other liabilities	164	255
Total liabilities	3,513	3,989
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 301 and 306 shares issued and outstanding, respectively	3	3
Additional paid-in capital	—	657
Retained earnings	5,358	4,062
Accumulated other comprehensive loss	(17)	(127)
Total stockholders’ equity	5,344	4,595
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,857	$8,584
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share data)	2018	2017	2018	2017
Net revenue:
Product	$552	$547	$1,377	$1,829
Service and other	737	613	2,335	1,739
Total net revenue	1,289	1,160	3,712	3,568
Cost of revenue:
Product	175	352	465	716
Service and other	238	149	581	328
Total cost of revenue	413	501	1,046	1,044
Gross profit	876	659	2,666	2,524
Operating expenses:
Research and development	334	329	1,035	985
Marketing and sales	187	230	473	511
General and administrative	106	120	337	343
Acquisition-related contingent consideration	1	—	3	—
Amortization of intangibles	6	1	18	4
Total operating expenses	634	680	1,866	1,843
Operating income (loss)	242	(21)	800	681
Interest and other income (expense), net	23	5	60	14
Income (loss) before provision for income taxes	265	(16)	860	695
Provision for income taxes	3	170	50	259
Net income (loss)	$262	$(186)	$810	$436
Earnings (loss) per share:
Basic	$0.87	$(0.60)	$2.66	$1.41
Diluted	$0.86	$(0.60)	$2.64	$1.40
Number of shares used in computation:
Basic	302	308	304	309
Diluted	304	308	307	312
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2018	2017	2018	2017
Net income (loss)	$262	$(186)	$810	$436
Other comprehensive income (loss), net of tax:
Net gains (losses) on available-for-sale securities	2	(4)	3	(4)
Net gains (losses) on derivative instruments	11	(6)	107	(96)
Foreign currency translation adjustments	(11)	(12)	(23)	24
Total other comprehensive income (loss), net of tax	2	(22)	87	(76)
Total comprehensive income (loss)	$264	$(208)	$897	$360

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended December 31,
(In millions)	2018	2017
OPERATING ACTIVITIES
Net income	$810	$436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	108	97
Stock-based compensation	211	173
Change in assets and liabilities:
Receivables, net	(271)	(527)
Other assets	41	79
Accounts payable	35	16
Accrued and other liabilities	123	265
Deferred income taxes, net	(89)	130
Deferred net revenue (online-enabled games)	(20)	408
Net cash provided by operating activities	948	1,077
INVESTING ACTIVITIES
Capital expenditures	(84)	(87)
Proceeds from maturities and sales of short-term investments	955	1,656
Purchase of short-term investments	(1,144)	(2,012)
Acquisitions, net of cash acquired	(58)	(150)
Net cash used in investing activities	(331)	(593)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	36	57
Cash paid to taxing authorities for shares withheld from employees	(116)	(112)
Repurchase and retirement of common stock	(891)	(453)
Net cash used in financing activities	(971)	(508)
Effect of foreign exchange on cash and cash equivalents	(17)	25
Increase (decrease) in cash and cash equivalents	(371)	1
Beginning cash and cash equivalents	4,258	2,565
Ending cash and cash equivalents	$3,887	$2,566
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$85	$46
Cash paid during the period for interest	21	21
Non-cash investing activities:
Change in accrued capital expenditures	$(11)	$(13)

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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2019 contains 52 weeks and ends on March 30, 2019. Our results of operations for the fiscal year ended March 31, 2018 contained 52 weeks and ended on March 31, 2018. Our results of operations for the three months ended December 31, 2018 and 2017 contained 13 weeks each and ended on December 29, 2018 and December 30, 2017, respectively. Our results of operations for the nine months ended December 31, 2018 and 2017 contained 39 weeks each and ended on December 29, 2018 and December 30, 2017, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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

Since we do not sell the performance obligations on a stand-alone basis, we consider market conditions and other observable inputs to estimate the stand-alone selling price for each performance obligation. For games with services under the New Revenue Standard, generally 75 percent of the sales price is allocated to the software license performance obligation and recognized at a point in time upon delivery (which is usually at or near the same time as the booking of the transaction), and the remaining 25 percent is allocated to the future update rights and the online hosting performance obligations and recognized ratably over the Estimated Offering Period. For sales prior to April 1, 2018, our deferred net revenue balances decreased by $740 million upon adoption of the New Revenue Standard because the software license performance obligation had been delivered in the prior fiscal year.

•
Mobile platform fees. The adoption of the New Revenue Standard also changed how we present mobile platform fees after March 31, 2018. Previously, mobile platform fees retained by third-party application storefronts such as the Apple App Store and Google Play, were reported on a net basis (i.e. as a reduction of net revenue) because we previously determined that generally, the third party was considered the primary obligor. Upon adoption of the New Revenue Standard, we concluded that we are the principal in the transactions, resulting in mobile platform fees now being reported within cost of revenue rather than as a reduction of net revenue. We recognized $64 million of mobile platform fees at April 1, 2018 as an increase to our deferred net revenue balances. Mobile platform fees for the three and nine months ended December 31, 2018 were $48 million and $141 million, respectively, and accordingly increased both service and other net revenue and cost of revenue by this amount relative to the same period a year ago. While this change also decreased our gross margin percentage, it does not have a material impact on our annual total gross profit or overall profitability.

•
Increased portion of our sales from games with services are presented as service revenue. The amount of the transaction price allocated to future update rights and the online hosting performance obligations are presented as service revenue under the New Revenue Standard (previously, revenue associated with future update rights were generally presented as product revenue). Therefore, for the three and nine months ended December 31, 2018, approximately $105 million and $393 million, respectively, of revenue for future update rights are now presented as service revenue under the New Revenue Standard as compared to product revenue under the Old Revenue Standard.

•
Sales returns and price protection reserves. Upon adoption, our sales returns and price protection reserves are now presented within accrued and other liabilities (previously, these allowances were presented as contra-assets within receivables on our Condensed Consolidated Balance Sheets). We reclassified $158 million of sales returns and price protection reserves on April 1, 2018.

The adoption of the New Revenue Standard impacted our Condensed Consolidated Balance Sheet as of December 31, 2018 and our Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2018 as follows:

	As of December 31, 2018
BALANCE SHEETS (In millions)	Under New Revenue Standard	Under Old Revenue Standard	$ Change
Assets
Receivables, net	$806	$597	$209
Other current assets	280	277	3
Deferred income taxes, net	106	181	(75)
Other assets	94	92	2

Liabilities
Accrued and other current liabilities
Sales return and price protection reserves	$209	$—	$209
Deferred net revenue (other)	103	358	(255)
Deferred net revenue (online-enabled games)	928	1,436	(508)
Other liabilities	164	159	5

Stockholders’ Equity
Retained earnings	$5,358	$4,658	$700
Accumulated other comprehensive loss	(17)	(5)	(12)

	Three Months Ended December 31, 2018
(In millions, except per share data)	Under New Revenue Standard	Under Old Revenue Standard	$ Change	% Change
Net revenue:
Product	$552	$498	$54	11%
Service and other	737	584	153	26%
Total net revenue	1,289	1,082	207	19%
Cost of revenue:
Product	175	218	(43)	(20)%
Service and other	238	147	91	62%
Total cost of revenue	413	365	48	13%
Gross profit	876	717	159	22%
Operating expenses:
Total operating expenses	634	634	—	—%
Operating income	242	83	159	192%
Interest and other income (expense), net	23	23	—	—%
Income (loss) before provision for (benefit from) income taxes	265	106	159	150%
Provision for (benefit from) income taxes	3	(13)	16	123%
Net income	$262	$119	$143	120%
Earnings per share:
Basic	$0.87	$0.39	$0.48	123%
Diluted	$0.86	$0.39	$0.47	121%

	Nine Months Ended December 31, 2018
(In millions, except per share data)	Under New Revenue Standard	Under Old Revenue Standard	$ Change	% Change
Net revenue:
Product	$1,377	$1,651	$(274)	(17)%
Service and other	2,335	1,801	534	30%
Total net revenue	3,712	3,452	260	8%
Cost of revenue:
Product	465	576	(111)	(19)%
Service and other	581	329	252	77%
Total cost of revenue	1,046	905	141	16%
Gross profit	2,666	2,547	119	5%
Operating expenses:
Total operating expenses	1,866	1,866	—	—%
Operating income	800	681	119	17%
Interest and other income (expense), net	60	60	—	—%
Income before provision for income taxes	860	741	119	16%
Provision for income taxes	50	41	9	22%
Net income	$810	$700	$110	16%
Earnings per share:
Basic	$2.66	$2.30	$0.36	16%
Diluted	$2.64	$2.28	$0.36	16%

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

•
See Note 10 — Balance Sheet Details, for a discussion on our contract liabilities (“deferred net revenue”) and our remaining performance obligations. We had an immaterial amount of contract assets as of April 1, 2018 and December 31, 2018.

•	See Note 16 — Segment Information, for our disaggregations of revenue.
Other Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this standard to increase transparency and comparability among organizations by recognizing right-of-use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which provides entities with optional transition relief by allowing entities to use the effective date of the new lease standard as the date of initial application on transition, instead of at the beginning of the earliest comparative period presented. We anticipate adopting this standard using this optional transition method beginning in the first quarter of fiscal year 2020, when the updated guidance is effective for us, and accordingly, we will not adjust prior periods for the effects of the new lease standard. We are evaluating the impact of this new standard on our Condensed Consolidated Financial Statements, but expect it to have a significant impact to our Condensed Consolidated Balance Sheet as a result of establishing right-of-use assets and lease liabilities for our operating leases with terms of more than 12 months.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2016-13 is effective for us beginning in the first quarter of fiscal year 2021. Early adoption is permitted beginning in the first quarter of fiscal year 2020. We are currently evaluating the timing of adoption and impact of this new standard on our Condensed Consolidated Financial Statements and related disclosures.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As discussed in Note 1 — Description of Business and Basis of Presentation, we adopted the New Revenue Standard on April 1, 2018. Other than adoption of this New Revenue Standard, there were no significant changes to our accounting policies during the nine months ended December 31, 2018. Refer to Note 1 — Description of Business and Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended March 31, 2018 for a summary of our other significant accounting policies.
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

Licensing Revenue

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

Additionally, we consider results from prior analyses, known and expected online gameplay trends, as well as disclosed service periods for competitors’ games in determining the Estimated Offering Period for future sales. We believe this provides a reasonable depiction of the transfer of future update rights and online hosting to our customers, as it is the best representation of the time period during which our games are played. We recognize revenue for future update rights and online hosting performance obligations ratably on a straight-line basis over this period as there is a consistent pattern of delivery for these performance obligations. These performance obligations are generally recognized over an estimated nine-month period beginning in the month after shipment for software licenses sold through retail and an estimated six-month period for digitally-distributed software licenses beginning in the month of sale.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2018 and March 31, 2018, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of December 31, 2018	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$31	$31	$—	$—	Cash equivalents
Money market funds	1,574	1,574	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	526		526	—	Short-term investments and cash equivalents
U.S. Treasury securities	265	265	—	—	Short-term investments and cash equivalents
U.S. agency securities	61	—	61	—	Short-term investments
Commercial paper	305	—	305	—	Short-term investments and cash equivalents
Foreign government securities	71	—	71	—	Short-term investments
Asset-backed securities	100	—	100	—	Short-term investments
Certificates of deposit	21	—	21	—	Short-term investments
Foreign currency derivatives	53	—	53	—	Other current assets and other assets
Deferred compensation plan assets (a)	11	11	—	—	Other assets
Total assets at fair value	$3,018	$1,881	$1,137	$—
Liabilities
Contingent consideration (b)	$125	$—	$—	$125	Accrued and other current liabilities and other liabilities
Foreign currency derivatives	17	—	17	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	12	12	—	—	Other liabilities
Total liabilities at fair value	$154	$12	$17	$125

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2018	$122
Additions	—
Change in fair value (c)	3
Balance as of December 31, 2018	$125

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of March 31, 2018	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$286	$286	$—	$—	Cash equivalents
Money market funds	1,876	1,876	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	624	—	624	—	Short-term investments
U.S. Treasury securities	210	210	—	—	Short-term investments
U.S. agency securities	78	—	78	—	Short-term investments
Commercial paper	150	—	150	—	Short-term investments and cash equivalents
Foreign government securities	52	—	52	—	Short-term investments
Certificates of deposit	2	—	2	—	Cash equivalents
Foreign currency derivatives	4	—	4	—	Other current assets and other assets
Deferred compensation plan assets (a)	10	10	—	—	Other assets
Total assets at fair value	$3,292	$2,382	$910	$—
Liabilities
Contingent consideration (b)	$122	$—	$—	$122	Other liabilities
Foreign currency derivatives	56	—	56	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	11	11	—	—	Other liabilities
Total liabilities at fair value	$189	$11	$56	$122

(a)
The Deferred Compensation Plan assets consist of various mutual funds. See Note 14 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, for additional information regarding our Deferred Compensation Plan.

(b)
The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with our acquisition of Respawn Entertainment, LLC (“Respawn”) that is contingent upon the achievement of certain performance milestones. We estimated fair value using a probability-weighted income approach combined with a real options methodology, and applied a discount rate that appropriately captures the risk associated with the obligation. At December 31, 2018, the discount rates used ranged from 3.5 percent to 3.8 percent. At March 31, 2018, the discount rates used ranged from 3.3 percent to 3.6 percent. See Note 6 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, for additional information regarding the Respawn acquisition.

(c)	The change in fair value is reported as acquisition-related contingent consideration in our Condensed Consolidated Statements of Operations.

(4) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of December 31, 2018 and March 31, 2018, our cash and cash equivalents were $3,887 million and $4,258 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.

Short-Term Investments
Short-term investments consisted of the following as of December 31, 2018 and March 31, 2018 (in millions):

	As of December 31, 2018				As of March 31, 2018
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$528	$—	$(3)	$525	$629	$—	$(5)	$624
U.S. Treasury securities	206	—	(1)	205	212	—	(2)	210
U.S. agency securities	62	—	(1)	61	79	—	(1)	78
Commercial paper	291	—	—	291	109	—	—	109
Foreign government securities	71	—	—	71	53	—	(1)	52
Asset-backed securities	100	—	—	100	—	—	—	—
Certificates of deposit	21	—	—	21	—	—	—	—
Short-term investments	$1,279	$—	$(5)	$1,274	$1,082	$—	$(9)	$1,073
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of December 31, 2018 and March 31, 2018 (in millions):

	As of December 31, 2018		As of March 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$876	$874	$521	$520
Due 1 year through 5 years	401	398	561	553
Due after 5 years	2	2	—	—
Short-term investments	$1,279	$1,274	$1,082	$1,073

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of December 31, 2018			As of March 31, 2018
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$267	$—	$14	$329	$2	$4
Forward contracts to sell	$1,017	$49	$—	$1,575	$1	$48
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations was a gain of $11 million and a loss of $8 million for the three months ended December 31, 2018 and 2017, respectively.
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Condensed Consolidated Statements of Operations was a loss of $5 million and a gain of $14 million for the nine months ended December 31, 2018 and 2017, respectively.
The amount excluded from the assessment of hedge effectiveness was a gain of $6 million during the three months ended December 31, 2018 and recognized in interest and other income (expense), net. The amount excluded from the assessment of hedge effectiveness was immaterial for the three months ended December 31, 2017.
The amount excluded from the assessment of hedge effectiveness was a gain of $20 million and $7 million during the nine months ended December 31, 2018 and 2017, respectively, and recognized in interest and other income (expense), net.
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

Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of December 31, 2018			As of March 31, 2018
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$625	$1	$1	$210	$1	$1
Forward contracts to sell	$1,013	$3	$2	$257	$—	$3
The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2018 and 2017 was as follows (in millions):

	Statement of Operations Classification	Amount of Gain (Loss) Recognized in the Statement of Operations
		Three Months Ended December 31,		Nine Months Ended December 31,
		2018	2017	2018	2017
Foreign currency forward contracts not designated as hedging instruments	Interest and other income (expense), net	$21	$(4)	$25	$(13)

(6) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended December 31, 2018 and 2017 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of September 30, 2018	$(7)	$30	$(42)	$(19)
Other comprehensive income (loss) before reclassifications	1	22	(11)	12
Amounts reclassified from accumulated other comprehensive income (loss)	1	(11)	—	(10)
Total other comprehensive income (loss), net of tax	2	11	(11)	2
Balances as of December 31, 2018	$(5)	$41	$(53)	$(17)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of September 30, 2017	$(3)	$(58)	$(12)	$(73)
Other comprehensive income (loss) before reclassifications	(4)	(14)	(12)	(30)
Amounts reclassified from accumulated other comprehensive income (loss)	—	8	—	8
Total other comprehensive income (loss), net of tax	(4)	(6)	(12)	(22)
Balances as of December 31, 2017	$(7)	$(64)	$(24)	$(95)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended December 31, 2018 and 2017 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2018	$(8)	$(89)	$(30)	$(127)
Cumulative-effect adjustment from the adoption of ASC 606	—	22	—	22
Cumulative-effect adjustment from the adoption of ASU 2018-02	—	1	—	1
Balances as of April 1, 2018	(8)	(66)	(30)	(104)
Other comprehensive income (loss) before reclassifications	2	102	(23)	81
Amounts reclassified from accumulated other comprehensive income (loss)	1	5	—	6
Total other comprehensive income (loss), net of tax	3	107	(23)	87
Balances as of December 31, 2018	$(5)	$41	$(53)	$(17)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2017	$(3)	$32	$(48)	$(19)
Other comprehensive income (loss) before reclassifications	(4)	(82)	34	(52)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(14)	(10)	(24)
Total other comprehensive income (loss), net of tax	(4)	(96)	24	(76)
Balances as of December 31, 2017	$(7)	$(64)	$(24)	$(95)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and nine months ended December 31, 2018 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended December 31, 2018	Nine Months Ended December 31, 2018
(Gains) losses on available-for-sale securities
Interest and other income (expense), net	$1	$1
Total, net of tax	$1	$1

(Gains) losses on cash flow hedges from forward contracts
Net revenue	$(13)	$(1)
Research and development	2	6
Total, net of tax	$(11)	$5

Total net (gain) loss reclassified, net of tax	$(10)	$6

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

(7)  BUSINESS COMBINATIONS

GameFly Cloud Gaming

On May 3, 2018, we acquired cloud gaming technology assets and personnel from a wholly-owned subsidiary of GameFly, Inc. based in Israel (“GameFly Cloud Gaming”) for total cash consideration of $50 million. The purchase price was allocated to the acquired net tangible and intangible assets based on their estimated fair values as of May 3, 2018, resulting in $43 million allocated to specific intangible assets, and $7 million allocated to goodwill that consists largely of expected synergies and workforce. Substantially all of the $50 million is expected to be deductible for tax purposes. Subsequent to the acquisition, we also granted approximately $4 million in long-term equity in the form of restricted stock units to certain employees.

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
During the nine months ended December 31, 2018, we completed one other acquisition that was not material to our Condensed Consolidated Financial Statements.

(8) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the nine months ended December 31, 2018 are as follows (in millions):

	As of March 31, 2018	Activity	Effects of Foreign Currency Translation	As of December 31, 2018
Goodwill	$2,251	$14	$(6)	$2,259
Accumulated impairment	(368)	—	—	(368)
Total	$1,883	$14	$(6)	$1,891
Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets.
Acquisition-related intangibles consisted of the following (in millions):

	As of December 31, 2018			As of March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$460	$(424)	$36	$417	$(414)	$3
Trade names and trademarks	161	(118)	43	161	(107)	54
Registered user base and other intangibles	5	(5)	—	5	(5)	—
Carrier contracts and related	85	(85)	—	85	(85)	—
In-process research and development	14	—	14	14	—	14
Total	$725	$(632)	$93	$682	$(611)	$71
The fair value of acquisition-related intangible assets acquired in the GameFly Cloud Gaming acquisition during the three months ended June 30, 2018 was $43 million, all of which was allocated to developed and core technology, and has a useful life of approximately 4.0 years.
Amortization of intangibles for the three and nine months ended December 31, 2018 and 2017 are classified in the Condensed Consolidated Statement of Operations as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Cost of product revenue	1	1	3	1
Operating expenses	6	1	18	4
Total	$7	$2	$21	$5
Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, ranging from 1 to 9 years. As of December 31, 2018 and March 31, 2018, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 3.7 years and 4.3 years, respectively.

As of December 31, 2018, future amortization of finite-lived acquisition-related intangibles other than in-process research and development that will be recorded in the Condensed Consolidated Statement of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2019 (remaining three months)	$5
2020	22
2021	22
2022	22
2023	8
Thereafter	—
Total	$79

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

During the three and nine months ended December 31, 2018 and 2017, we did not recognize any material losses or impairment charges on royalty-based commitments, respectively.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of December 31, 2018	As of March 31, 2018
Other current assets	$37	$68
Other assets	30	34
Royalty-related assets	$67	$102
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

	As of December 31, 2018	As of March 31, 2018
Accrued royalties	$186	$171
Other liabilities	57	74
Royalty-related liabilities	$243	$245
As of December 31, 2018, we were committed to pay approximately $721 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 13 for further information on our developer and licensor commitments.

(10) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of December 31, 2018 and March 31, 2018 consisted of (in millions):

	As of December 31, 2018	As of March 31, 2018
Computer, equipment and software	$745	$744
Buildings	338	336
Leasehold improvements	134	139
Equipment, furniture and fixtures, and other	80	84
Land	66	66
Construction in progress	9	7
	1,372	1,376
Less: accumulated depreciation	(946)	(923)
Property and equipment, net	$426	$453
During the three and nine months ended December 31, 2018 depreciation expense associated with property and equipment was $30 million and $90 million, respectively.
During the three and nine months ended December 31, 2017 depreciation expense associated with property and equipment was $30 million and $89 million, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of December 31, 2018 and March 31, 2018 consisted of (in millions):

	As of December 31, 2018	As of March 31, 2018
Other accrued expenses	$406	$260
Accrued compensation and benefits	188	282
Accrued royalties	186	171
Sales return and price protection reserves	209	—
Deferred net revenue (other)	103	108
Accrued and other current liabilities	$1,092	$821
Deferred net revenue (other) includes the deferral of subscription revenue, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
As a result of the adoption of the New Revenue Standard, as of December 31, 2018, our sales returns and price protection reserves are now classified within accrued and other liabilities (previously, these allowances were classified as a contra-asset within receivables on our Condensed Consolidated Balance Sheets).
Deferred net revenue
Deferred net revenue as of December 31, 2018 and April 1, 2018, as adjusted, consisted of (in millions):

	As of December 31, 2018	As of April 1, 2018 (as adjusted)
Deferred net revenue (online-enabled games)	$928	$949
Deferred net revenue (other)	103	105
Deferred net revenue (noncurrent)	18	5
Total Deferred net revenue	$1,049	$1,059

During the three months ended December 31, 2018, $676 million of revenue was recognized, of which $30 million was included in the deferred revenue balance as of April 1, 2018, as adjusted.

During the nine months ended December 31, 2018, $2,164 million of revenue was recognized, of which $1,049 million was included in the deferred revenue balance as of April 1, 2018, as adjusted.
Remaining Performance Obligations
As of December 31, 2018, revenue allocated to remaining performance obligations consists of our deferred revenue balance of $1,049 million. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue. We expect to recognize substantially all of these balances as revenue over the next 12 months.

(11) INCOME TAXES
The provision for income taxes for the three and nine months ended December 31, 2018 is based on our projected annual effective tax rate for fiscal year 2019, adjusted for specific items that are required to be recognized in the period in which they are incurred.
Our effective tax rate for the three and nine months ended December 31, 2018 was 1.1 percent and 5.8 percent, respectively, as compared to negative 1,062.5 percent and positive 37.3 percent, respectively, for the same period in fiscal year 2018. The effective tax rate for the three and nine months ended December 31, 2018 was impacted by the lower U.S. statutory tax rate as a result of the U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 (the “U.S. Tax Act”), a reduction of unrecognized tax benefits, and earnings realized in countries that have lower statutory tax rates, partially offset by less excess tax benefits from stock-based compensation recognized in the current period as compared to the same period in fiscal year 2018. The effective tax rate for the three and nine months ended December 31, 2017 was negatively impacted by the $176 million provisional income tax effects of the U.S. Tax Act, $151 million of which was related to the one-time transition tax on the deemed repatriation of undistributed earnings of foreign subsidiaries (the “Transition Tax”) provisionally recorded during the three months ended December 31, 2017.
When compared to the statutory rate of 21.0 percent, the effective tax rate for the three months ended December 31, 2018 was lower due to earnings realized in countries that have lower statutory tax rates and a reduction of unrecognized tax benefits. When compared to the statutory rate of 21.0 percent, the effective tax rate for the nine months ended December 31, 2018 was lower due to earnings realized in countries that have lower statutory tax rates, the recognition of excess tax benefits from stock-based compensation, and a reduction of unrecognized tax benefits. Excluding tax shortfalls and excess tax benefits, our effective tax rate would have been 0.4 percent and 7.4 percent, respectively, for the three and nine months ended December 31, 2018.
The U.S. Tax Act significantly revised the U.S. corporate income tax system by, among other things, lowering the U.S. corporate income tax rates to 21.0 percent, generally implementing a territorial tax system and imposing the Transition Tax.

We have concluded the accounting under the U.S. Tax Act within the time period set forth in SAB 118, the SEC guidance that allowed for a measurement period of up to one year after the enactment date of the U.S. Tax Act to finalize the recording of the related tax impacts, including the impacts of the Transition Tax, the remeasurement of U.S. deferred tax assets and liabilities as a result of the reduction of the U.S. corporate tax rate, and the accounting policy election related to U.S. taxes on foreign earnings. We recorded a tax expense of $235 million related to the U.S. Tax Act for the fiscal year ended March 31, 2018, $192 million of which relates to the Transition Tax. During the three and nine months ended December 31, 2018, we made no material adjustments due to the U.S. Tax Act.

The U.S. Tax Act creates new U.S. taxes on foreign earnings. Our provision for income taxes for the three and nine months ended December 31, 2018 is not materially impacted by the Company’s accounting policy election related to whether a company recognizes the deferred tax impacts of the U.S. taxes on foreign earnings or whether a company recognizes these taxes as a period cost.
We file income tax returns and are subject to income tax examinations in various jurisdictions with respect to fiscal years after 2008. The timing and potential resolution of income tax examinations is highly uncertain. While we continue to measure our uncertain tax positions, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued. It is reasonably possible that a reduction of up to $22 million of unrecognized tax benefits may occur within the next 12 months, a portion of which would impact our effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements and tax interpretations, including the impact related to Altera Corp. v. Commissioner, currently pending before the Ninth Circuit Court of Appeals (“Altera”).

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
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of December 31, 2018	As of March 31, 2018
Senior Notes:
3.70% Senior Notes due 2021	$600	$600
4.80% Senior Notes due 2026	400	400
Total principal amount	$1,000	$1,000
Unaccreted discount	(1)	(2)
Unamortized debt issuance costs	(5)	(6)
Net carrying value of Senior Notes	$994	$992

Fair value of Senior Notes (Level 2)	$1,019	$1,038

As of December 31, 2018, the remaining life of the 2021 Notes and 2026 Notes is approximately 2.2 years and 7.2 years, respectively.

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

As of December 31, 2018, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for the three and nine months ended December 31, 2018 and 2017 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Amortization of debt issuance costs	$—	$—	(1)	(1)
Coupon interest expense	(10)	(10)	(31)	(31)
Other interest expense	(1)	—	(1)	—
Total interest expense	$(11)	$(10)	$(33)	$(32)

(13) COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of December 31, 2018, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include, but are not limited to: FIFA (Fédération Internationale de Football Association), FIFPRO Foundation, FAPL (Football Association Premier League Limited), and DFL Deutsche Fußball Liga E.V. (German Soccer League) (professional soccer); National Basketball Association and National Basketball Players Association (professional basketball); National Hockey League and NHL Players’ Association (professional hockey); National Football League Properties and PLAYERS Inc. (professional football); William Morris Endeavor Entertainment LLC (professional mixed martial arts); ESPN (content in EA SPORTS games); Disney Interactive (Star Wars); and Fox Digital Entertainment, Inc. (The Simpsons). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations as of December 31, 2018 (in millions):

		Fiscal Years Ending March 31,
		2019
		(Remaining
	Total	three mos.)	2020	2021	2022	2023	2024	Thereafter
Unrecognized commitments
Developer/licensor commitments	$721	$25	$210	$251	$192	$42	$1	$—
Marketing commitments	295	9	91	87	77	28	3	—
Operating leases	236	8	44	44	37	30	24	49
Senior Notes interest	186	7	41	41	20	20	19	38
Other purchase obligations	182	16	66	51	30	6	3	10
Total unrecognized commitments	1,620	65	452	474	356	126	50	97

Recognized commitments
Senior Notes principal and interest	1,014	14	—	600	—	—	—	400
Transition Tax	24	—		1	2	2	5	14
Licensing and lease obligations	84	6	25	26	27	—	—	—
Total recognized commitments	1,122	20	25	627	29	2	5	414

Total commitments	$2,742	$85	$477	$1,101	$385	$128	$55	$511
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements.
In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of December 31, 2018; however, certain payment obligations may be accelerated depending on the performance of our operating results. Furthermore, up to $30 million of the unrecognized amounts in the table above may be payable, at the licensor’s election, in shares of our common stock, subject to a $10 million maximum during any fiscal year. The number of shares to be issued will be based on their fair market value at the time of issuance.
In addition to what is included in the table above, as of December 31, 2018, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $240 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
In addition to what is included in the table above, as of December 31, 2018, we may be required to pay up to $140 million of cash consideration in connection with the December 1, 2017 acquisition of Respawn based on the achievement of certain performance milestones through the end of calendar year 2022. As of December 31, 2018, we have recorded $125 million of contingent consideration on our Condensed Consolidated Balance Sheet representing the estimated fair value.

Subsequent to December 31, 2018, we entered into various licensor, marketing and lease agreements with third parties which contingently commits us to pay an additional approximately $130 million at various dates through fiscal year 2025.
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
Governmental authorities in Belgium have sought to limit or discontinue the use of in-game mechanics involving a randomized selection of virtual items. On August 10, 2018, we were notified that the Belgian Gambling Commission made a referral to the

Belgian Public Prosecutor’s Office regarding the use such mechanics in the FIFA Ultimate Team service included in FIFA 18. On February 1, 2019, we discontinued the sale of FIFA Points in Belgium after discussions with Belgian authorities. The Company does not believe that its products and services violate applicable gambling laws and continues to engage with appropriate governmental authorities in Belgium.
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

There were an insignificant number of stock options granted during the three and nine months ended December 31, 2018 and 2017.
The estimated assumptions used in the Black-Scholes valuation model to value our ESPP purchase rights were as follows:

	ESPP Purchase Rights
	Nine Months Ended December 31,
	2018	2017
Risk-free interest rate	2.2 - 2.5%	1.1 - 1.2%
Expected volatility	29%	28%
Weighted-average volatility	29%	28%
Expected term	6 - 12 months	6 - 12 months
Expected dividends	None	None

There were no market-based restricted stock units granted during the three months ended December 31, 2018 and 2017.

Stock Options
The following table summarizes our stock option activity for the nine months ended December 31, 2018:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2018	1,615	$30.28
Granted	4	112.56
Exercised	(210)	31.16
Outstanding as of December 31, 2018	1,409	$30.37	4.85	$69
Vested and expected to vest	1,409	$30.37	4.85	$69
Exercisable as of December 31, 2018	1,409	$30.37	4.85	$69
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of December 31, 2018, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Units
The following table summarizes our restricted stock unit activity for the nine months ended December 31, 2018:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2018	5,948	$94.57
Granted	1,940	132.33
Vested	(2,347)	86.99
Forfeited or cancelled	(510)	108.26
Outstanding as of December 31, 2018	5,031	$111.27
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
The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the nine months ended December 31, 2018:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2018	796	$110.51
Granted	—	—
Forfeited or cancelled	(217)	110.51
Outstanding as of December 31, 2018	579	$110.51

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
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the nine months ended December 31, 2018:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2018	1,342	$118.35
Granted	573	185.24
Vested	(415)	98.48
Forfeited or cancelled	(542)	136.91
Outstanding as of December 31, 2018	958	$156.49

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Cost of revenue	$1	$—	$3	$2
Research and development	49	38	135	102
Marketing and sales	8	8	24	24
General and administrative	17	17	49	45
Stock-based compensation expense	$75	$63	$211	$173

During the three months ended December 31, 2018, we recognized a $14 million deferred income tax benefit related to our stock-based compensation expense. During the three months ended December 31, 2017, we recognized a $4 million deferred income tax benefit related to our stock-based compensation expense.

During the nine months ended December 31, 2018, we recognized a $31 million deferred income tax benefit related to our stock-based compensation expense. During the nine months ended December 31, 2017, we recognized a $26 million deferred income tax benefit related to our stock-based compensation expense.
As of December 31, 2018, our total unrecognized compensation cost related to restricted stock units, market-based restricted stock units, performance-based restricted stock units was $515 million and is expected to be recognized over a weighted-average service period of 2.0 years. Of the $515 million of unrecognized compensation cost, $443 million relates to restricted stock units, $54 million relates to market-based restricted stock units, and $18 million relates to performance-based restricted stock units at 92 percent average vesting target.
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
The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and nine months ended December 31, 2018, we repurchased approximately 3.2 million and 7.2 million shares for approximately $292 million and $815 million, respectively, under this program. We are actively repurchasing shares under this program.

The following table summarizes total shares repurchased during the three and nine months ended December 31, 2018 and 2017:

	May 2015 Program		May 2017 Program		May 2018 Program		Total
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Three months ended December 31, 2018	—	$—	—	$—	3.2	$292	3.2	$292
Nine Months ended December 31, 2018	—	$—	0.6	$76	7.2	$815	7.8	$891
Three months ended December 31, 2017	—	$—	1.4	$150	—	$—	1.4	$150
Nine Months ended December 31, 2017	0.3	$31	3.8	$422	—	$—	4.1	$453
Retained Earnings
Shares of our common stock repurchased pursuant to our repurchase program are retired. The purchase price of such repurchased shares of common stock is recorded as a reduction to additional paid-in-capital. If the balance in additional paid-in-capital is exhausted, the excess is recorded as a component of retained earnings.

The following table summarizes changes in retained earnings for the nine months ended December 31, 2018:

Retained Earnings (in millions)
Balances as of March 31, 2018	$4,062
Cumulative-effect adjustment from the adoption of ASC 606	590
Cumulative-effect adjustment from the adoption of ASU 2018-02	(1)
Net income	810
Repurchase and retirement of common stock in excess of additional paid-in-capital	(103)
Balances as of December 31, 2018	$5,358

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2018	2017	2018	2017
Net income (loss)	$262	$(186)	$810	$436
Shares used to compute earnings (loss) per share:
Weighted-average common stock outstanding — basic	302	308	304	309
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	2	—	3	3
Weighted-average common stock outstanding — diluted	304	308	307	312
Earnings (loss) per share:
Basic	$0.87	$(0.60)	$2.66	$1.41
Diluted	$0.86	$(0.60)	$2.64	$1.40

For the three months ended December 31, 2018 and nine months ended December 31, 2018 and 2017, an immaterial amount of restricted stock units and market-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. Our performance-based restricted stock units, which are considered contingently issuable shares, are also excluded from the treasury stock method computation because the related performance-based milestones were not achieved as of the end of the reporting period.

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

(16) SEGMENT INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Our CODM currently reviews total company operating results to assess overall performance and allocate resources. As of December 31, 2018, we have only one reportable segment, which represents our only operating segment.

Information about our total net revenue by composition and by platform for the three and nine months ended December 31, 2018 and 2017 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net revenue by composition
Full game downloads	$247	$143	$511	$475
Live services	480	476	1,502	1,385
Mobile	181	161	632	488
Total Digital	908	780	2,645	2,348

Packaged goods and other	381	380	1,067	1,220
Net revenue	$1,289	$1,160	$3,712	$3,568

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Platform net revenue
Console	$885	$810	$2,507	$2,439
PC / Browser	217	181	563	617
Mobile	181	166	634	499
Other	6	3	8	13
Net revenue	$1,289	$1,160	$3,712	$3,568

Net revenue from unaffiliated customers in North America and internationally for the three and nine months ended December 31, 2018 and 2017 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net revenue from unaffiliated customers
North America	$519	$452	$1,436	$1,490
International	770	708	2,276	2,078
Net revenue	$1,289	$1,160	$3,712	$3,568

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts, Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Electronic Arts, Inc. and subsidiaries (the Company) as of December 29, 2018, the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended December 29, 2018 and December 30, 2017, the related condensed consolidated statements of cash flows for the nine-month periods ended December 29, 2018 and December 30, 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
February 6, 2019

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate”, “plan”, “predict”, “seek”, “goal”, “will”, “may”, “likely”, “should”, “could” (and the negative of any of these terms), “future” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, projections of markets relevant to our business, uncertain events and assumptions and other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements consist of, among other things, statements related to industry prospects, our future financial performance, and our business plans and objectives, and may include certain assumptions that underlie the forward-looking statements. These forward-looking statements are not guarantees of future performance and reflect management’s current expectations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that might cause or contribute to such differences include those discussed in Part II, Item 1A of this Quarterly Report under the heading “Risk Factors”, as well as in other documents we have filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three and nine months ended December 31, 2018, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 as filed with the SEC on May 23, 2018 and in other documents we have filed with the SEC.
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
Financial Results
We adopted the New Revenue Standard on April 1, 2018, the beginning of fiscal year 2019, using the modified retrospective method. The comparative information for periods prior to April 1, 2018 has not been restated. For comparability, Note 1 — Description of Business and Basis of Presentation in Part I, Item 1 of this Form 10-Q includes our pro-forma financial results under the Old Revenue Standard for the three and nine months ended December 31, 2018.

Our key financial results for our fiscal quarter ended December 31, 2018 were as follows:

•	Total net revenue was $1,289 million, up 11 percent year-over-year. Under the Old Revenue Standard, total net revenue would have been $1,082 million, down 7 percent year-over-year.

•	Digital net revenue was $908 million, up 16 percent year-over-year. Under the Old Revenue Standard, digital net revenue would have been $773 million, down less than 1 percent year-over-year.

•	Gross margin was 68.0 percent, up 11.2 percentage points year-over-year. Under the Old Revenue Standard, gross margin would have been 66.3 percent, up 9.5 percentage points year-over-year.

•	Operating expenses were $634 million, down 7 percent year-over-year.

•	Net income was $262 million with diluted earnings per share of $0.86. Under the Old Revenue Standard, net income would have been $119 million with diluted earnings per share of $0.39.

•	Total cash, cash equivalents and short-term investments were $5,161 million.

From time to time, we make comparisons of current periods to prior periods with reference to constant currency. For the fiscal quarter ended December 31, 2018, foreign currency exchange rates did not have a material impact on our net revenue and operating expenses.

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

The following is a calculation of our total net bookings for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2018	2017	2018	2017
Total net revenue	$1,289	$1,160	$3,712	$3,568
Change in deferred net revenue (online-enabled games)	368	811	9	357
Mobile platform fees	$(48)	—	$(141)	—
Net bookings	$1,609	$1,971	$3,580	$3,925

Net bookings were $1,609 million for the three months ended December 31, 2018 driven by sales related to FIFA Ultimate Team, Battlefield V and FIFA 19. Net bookings decreased $362 million or 18 percent as compared to the three months ended December 31, 2017 due primarily to a decrease in Star Wars Battlefront II, Need for Speed Payback and the FIFA franchise, partially offset by Battlefield V. Digital net bookings were $1,199 million for the three months ended December 31, 2018, driven by sales of FIFA Ultimate Team, Battlefield V and FIFA 19, a decrease of $31 million or 3 percent as compared to three months ended December 31, 2017. The decrease in digital net bookings was primarily driven by our mobile business, which decreased $41 million or 22 percent year-over-year, due to declines across our portfolio; and live services net bookings which declined $3 million or 0.4 percent year-over-year, primarily due to a decline in Battlefield 1 live services and FIFA Online, partially offset by year-over-year growth in FIFA Ultimate Team. Decreases in our mobile business and live services net bookings were partially offset by our full game PC and console downloads, which grew $13 million or 5 percent year-over-year, driven by the ongoing shift to digital.

Recent Developments
Stock Repurchase Program. In May 2018, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $2.4 billion of our common stock. This stock repurchase program supersedes and replaces the May 2017 program, and expires on May 31, 2020. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and nine months ended December 31, 2018, we repurchased approximately 3.2 million and 7.2 million shares for approximately $292 million and $815 million, respectively, under this program. We are actively repurchasing shares under this program.

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

Licensing Revenue

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

Additionally, we consider results from prior analyses, known and expected online gameplay trends, as well as disclosed service periods for competitors’ games in determining the Estimated Offering Period for future sales. We believe this provides a reasonable depiction of the transfer of future update rights and online hosting to our customers, as it is the best representation of the time period during which our games are played. We recognize revenue for future update rights and online hosting performance obligations ratably on a straight-line basis over this period as there is a consistent pattern of delivery for these performance obligations. These performance obligations are generally recognized over an estimated nine-month period beginning in the month after shipment for software licenses sold through retail and an estimated six-month period for digitally-distributed software licenses beginning in the month of sale.

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

We have concluded the accounting under the U.S. Tax Act within the time period set forth in SAB 118, the SEC guidance that allowed for a measurement period of up to one year after the enactment date of the U.S. Tax Act to finalize the recording of the related tax impacts, including the impacts of the Transition Tax, the remeasurement of U.S. deferred tax assets and liabilities as a result of the reduction of the U.S. corporate tax rate, and the accounting policy election related to U.S. taxes on foreign earnings. We recorded a provisional tax expense of $235 million related to the U.S. Tax Act for the fiscal year ended March 31, 2018, $192 million of which relates to the Transition Tax. During the three and nine months ended December 31, 2018, we made no material adjustments due to the U.S. Tax Act.

The U.S. Tax Act creates new U.S. taxes on foreign earnings. Our provision for income taxes for the three and nine months ended December 31, 2018 is not materially impacted by the Company’s accounting policy election related to whether a company recognizes the deferred tax impacts of the U.S. taxes on foreign earnings or whether a company recognizes these taxes as a period cost.

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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2019 contains 52 weeks and ends on March 30, 2019. Our results of operations for the fiscal year ended March 31, 2018 contained 52 weeks and ended on March 31, 2018. Our results of operations for the three months ended December 31, 2018 and 2017 contained 13 weeks each and ended on December 29, 2018 and December 30, 2017, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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

Net Revenue Quarterly Analysis

On April 1, 2018, we adopted the New Revenue Standard, which significantly changes the way in which we recognize revenue, including the way in which we present mobile platform fees. We elected to apply the New Revenue Standard using the modified retrospective method. Because of that election, revenue for the three and nine months ended December 31, 2017 has not been restated and is reported under the accounting standards in effect for that period. In order to facilitate year-over-year comparisons, in the Net Revenue and Cost of Revenue tables below, we have quantified the amount of the year-over-year change attributable to (1) the adoption of the New Revenue Standard, (2) the change in the way in which we present mobile platform fees and (3) our operations. The amount attributable to our operations is equivalent to the difference between current and prior period net revenues under the Old Revenue Standard. For more information on the adoption of the New Revenue Standard, including information related to the change in how we report mobile revenue, please see Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 1 under the heading “Recently Adopted Accounting Standards”.

Net Revenue

Net revenue from our operations for the three months ended December 31, 2018 decreased $78 million, as compared to the three months ended December 31, 2017. This decrease was driven by a $166 million decrease in revenue primarily from the Star Wars and Battlefield franchises and Mass Effect: Andromeda. This decrease was partially offset by an $88 million increase in revenue primarily from the FIFA and The Sims franchises.

Net Revenue by Product Revenue and Service and Other Revenue

Our Net Revenue by Product revenue and Service and other revenue for the three months ended December 31, 2018 and 2017 was as follows (in millions):

	Three Months Ended December 31,
				Changes due to:
	2018	2017	Total Change	ASC 606 Adoption	Mobile Platform Fees under ASC 606	Operational
Net revenue:
Product	$552	$547	$5	$54	$—	$(49)
Service and other	737	613	124	105	48	(29)
Total net revenue	$1,289	$1,160	$129	$159	$48	$(78)

Product Revenue

Product net revenue from our operations for the three months ended December 31, 2018 decreased $49 million, as compared to the three months ended December 31, 2017. This decrease was driven by a $129 million decrease primarily from Mass Effect: Andromeda, Star Wars Battlefront II and Battlefield I. This decrease was partially offset by an $80 million increase primarily from FIFA 19 and The Sims 4.

Service and Other Revenue

Service and other net revenue from our operations for the three months ended December 31, 2018 decreased $29 million, as compared to the three months ended December 31, 2017. This decrease was driven by a $78 million decrease primarily from Battlefield I, Need for Speed 2015 and Star Wars: Galaxy of Heroes. This decrease was partially offset by a $49 million increase primarily from FIFA Ultimate Team and Madden Ultimate Team.
Supplemental Net Revenue by Composition
As we continue to evolve our business and more of our products are delivered to consumers digitally, we place a significant emphasis and focus on assessing our business performance through a review of net revenue by composition.

Our net revenue by composition for the three months ended December 31, 2018 and 2017 was as follows (in millions):

	Three Months Ended December 31,
				Changes due to:
	2018	2017	Total Change	ASC 606 Adoption	Mobile Platform Fees under ASC 606	Operational
Net revenue:
Full game downloads	$247	$143	$104	$95	$—	$9
Live services	480	476	4	3	—	1
Mobile	181	161	20	(11)	48	(17)
Total Digital	$908	$780	$128	$87	$48	$(7)

Packaged goods and other	$381	$380	$1	$72	$—	$(71)
Total net revenue	$1,289	$1,160	$129	$159	$48	$(78)

Digital Net Revenue

Digital net revenue includes full-game downloads, live services, and mobile revenue. Full game download includes revenue from digital sales of full games on console and PC. Live services include revenue from sales of extra content for console, PC, browser games, game software licensed to our third-party publishing partners who distribute our games digitally, subscriptions, and advertising. Mobile includes revenue from the sale of full games and extra content on mobile phones and tablets.

Digital net revenue from our operations for the three months ended December 31, 2018 decreased $7 million, as compared to the three months ended December 31, 2017. This decrease is due to a $17 million decrease in mobile revenue primarily driven by Madden Mobile and Star Wars: Galaxy of Heroes, partially offset by a $9 million increase in full-game download revenue primarily driven by FIFA 19.

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

Packaged goods and other net revenue from our operations for the three months ended December 31, 2018 decreased $71 million, as compared to the three months ended December 31, 2017. This decrease was driven by a $97 million decrease primarily from Mass Effect: Andromeda, Star Wars Battlefront II, Battlefield 1 and Madden 18, partially offset by a $26 million increase primarily from UFC 3, Burnout Paradise: Remastered and The Sims 4.

Net Revenue Year-to-Date Analysis

Net Revenue

Net revenue from our operations for the nine months ended December 31, 2018 decreased $116 million, as compared to the nine months ended December 31, 2017. This decrease was driven by a $702 million decrease in revenue primarily from the Battlefield franchise and Mass Effect: Andromeda. This decrease was partially offset by a $586 million increase in revenue primarily from the FIFA, The Sims and Star Wars franchises.

Net Revenue by Product Revenue and Service and Other Revenue

Our Net Revenue by Product revenue and Service and other revenue for the nine months ended December 31, 2018 and 2017 was as follows (in millions):

	Nine Months Ended December 31,
				Changes due to:
	2018	2017	Total Change	ASC 606 Adoption	Mobile Platform Fees under ASC 606	Operational
Net revenue:
Product	$1,377	$1,829	$(452)	$(274)	$—	$(178)
Service and other	2,335	1,739	596	393	141	62
Total net revenue	$3,712	$3,568	$144	$119	$141	$(116)

Product Revenue

Product net revenue from our operations for the nine months ended December 31, 2018 decreased $178 million, as compared to the nine months ended December 31, 2017. This decrease was driven by a $623 million decrease primarily from Battlefield I and Mass Effect: Andromeda. This decrease was partially offset by a $445 million increase primarily from Star Wars Battlefront II, The Sims 4 and Need for Speed Payback.

Service and Other Revenue

Service and other net revenue from our operations for the nine months ended December 31, 2018 increased $62 million as compared to the nine months ended December 31, 2017. This increase was driven by a $200 million increase primarily from FIFA Ultimate Team and Madden Ultimate Team. This increase was partially offset by a $138 million decrease primarily from SimCity Mobile, Mass Effect: Andromeda, Need for Speed 2015 and Star Wars: The Old Republic.

Supplemental Net Revenue by Composition
Our net revenue by composition for the nine months ended December 31, 2018 and 2017 was as follows (in millions):

	Nine Months Ended December 31,
				Changes due to:
	2018	2017	Total Change	ASC 606 Adoption	Mobile Platform Fees under ASC 606	Operational
Net revenue:
Full game downloads	$511	$475	$36	$67	$—	$(31)
Live services	1,502	1,385	117	8	—	109
Mobile	632	488	144	26	141	(23)
Total Digital	$2,645	$2,348	$297	$101	$141	$55

Packaged goods and other	$1,067	$1,220	$(153)	$18	$—	$(171)
Total net revenue	$3,712	$3,568	$144	$119	$141	$(116)

Digital Net Revenue

Digital net revenue from our operations for the nine months ended December 31, 2018 increased $55 million, as compared to the nine months ended December 31, 2017. This increase is due to a $109 million increase in live services revenue primarily driven by our Ultimate Team game mode, offset by a $31 million decrease in full-game download revenue primarily driven by Battlefield 1 and a $23 million decrease in mobile revenue primarily driven by SimCity Mobile.

Packaged Goods and Other Net Revenue

Packaged goods and other net revenue from our operations for the nine months ended December 31, 2018 decreased $171 million, as compared to the nine months ended December 31, 2017. This decrease was driven by a $423 million decrease primarily from Battlefield 1 and Mass Effect: Andromeda. This decrease was partially offset by a $252 million increase primarily from Star Wars Battlefront II and Need for Speed Payback.

Cost of Revenue Quarterly Analysis

Cost of revenue for the three months ended December 31, 2018 and 2017 was as follows (in millions):

	Three Months Ended December 31,
				Changes due to:
	2018	2017	Total Change	ASC 606 Adoption	Mobile Platform Fees under ASC 606	Operational
Cost of revenue:
Product	$175	$352	(177)	$(43)	$—	$(134)
Service and other	238	149	89	43	48	(2)
Total cost of revenue	$413	$501	$(88)	$—	$48	$(136)

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

Cost of product revenue from operations decreased by $134 million during the three months ended December 31, 2018, as compared to the three months ended December 31, 2017. This decrease was primarily due to a decrease in inventory and royalty costs associated with Star Wars Battlefront II, which launched during the three months ended December 31, 2017.

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

Operationally, cost of service and other revenue remained relatively consistent in the three months ended December 31, 2018, as compared to the three months ended December 31, 2017.

Cost of Revenue Year-to-Date Analysis

Cost of revenue for the nine months ended December 31, 2018 and 2017 was as follows (in millions):

	Nine Months Ended December 31,
				Changes due to:
	2018	2017	Total Change	ASC 606 Adoption	Mobile Platform Fees under ASC 606	Operational
Cost of revenue:
Product	$465	$716	$(251)	$(111)	$—	$(140)
Service and other	581	328	253	111	141	1
Total cost of revenue	$1,046	$1,044	$2	$—	$141	$(139)

Cost of Product Revenue

Cost of product revenue from operations decreased by $140 million during the nine months ended December 31, 2018, as compared to the nine months ended December 31, 2017. This decrease was primarily due to a decrease in inventory and royalty costs associated with Star Wars Battlefront II which launched during the nine months ended December 31, 2017.

Cost of Service and Other Revenue

Operationally, cost of service and other revenue remained relatively consistent in the nine months ended December 31, 2018, as compared to the nine months ended December 31, 2017.

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
Research and development expenses for the three and nine months ended December 31, 2018 and 2017 were as follows (in millions):

	December 31, 2018	% of Net Revenue	December 31, 2017	% of Net Revenue	$ Change	% Change
Three months ended	$334	26%	$329	28%	$5	2%
Nine months ended	$1,035	28%	$985	28%	$50	5%

Research and development expenses increased by $5 million, or 2 percent, during the three months ended December 31, 2018, as compared to the three months ended December 31, 2017. This $5 million increase was primarily due to an $11 million increase in stock-based compensation primarily due to the Respawn acquisition and a $4 million increase in facility-related costs. These increases were partially offset by a $10 million decrease in development advances primarily resulting from the extinguishment of development advances payable to Respawn as a result of our acquisition.

Research and development expenses increased by $50 million, or 5 percent, during the nine months ended December 31, 2018, as compared to the nine months ended December 31, 2017. This $50 million increase was primarily due to (1) a $38 million increase in personnel-related costs primarily driven by an increase in headcount due to our continued investment in our studios and the Respawn acquisition, (2) $33 million increase in stock-based compensation in connection with the Respawn acquisition, and (3) a $13 million increase in facility-related costs. These increases were partially offset by a $45 million decrease in development advances primarily resulting from the extinguishment of development advances payable to Respawn as a result of our acquisition.

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.

Marketing and sales expenses for the three and nine months ended December 31, 2018 and 2017 were as follows (in millions):

	December 31, 2018	% of Net Revenue	December 31, 2017	% of Net Revenue	$ Change	% Change
Three months ended	$187	15%	$230	20%	$(43)	(19)%
Nine months ended	$473	13%	$511	14%	$(38)	(7)%

Marketing and sales expenses decreased by $43 million, or 19 percent, during the three months ended December 31, 2018, as compared to the three months ended December 31, 2017. This $43 million decrease was primarily due to a $37 million decrease in advertising and promotional spending on Battlefield V during the three months ended December 31, 2018, as compared to advertising and promotional spending on Star Wars Battlefront II during the three months ended December 31, 2017.

Marketing and sales expenses decreased by $38 million, or 7 percent, during the nine months ended December 31, 2018, as compared to the nine months ended December 31, 2017. This $38 million decrease was primarily due to a $32 million decrease in advertising and promotional spending primarily on Battlefield V during the three months ended December 31, 2018, as compared to advertising and promotional spending on Star Wars Battlefront II during the three months ended December 31, 2017.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three and nine months ended December 31, 2018 and 2017 were as follows (in millions):

	December 31, 2018	% of Net Revenue	December 31, 2017	% of Net Revenue	$ Change	% Change
Three months ended	$106	8%	$120	10%	$(14)	(12)%
Nine months ended	$337	9%	$343	10%	$(6)	(2)%
General and administrative expenses decreased by $14 million, or 12 percent, during the three months ended December 31, 2018, as compared to the three months ended December 31, 2017. This $14 million decrease was primarily due to a $6 million decrease in contracted services primarily due to lower legal expenses during the three months ended December 31, 2018, as compared to the three months ended December 31, 2017 and a $3 million decrease in bad debt expense.
General and administrative expenses decreased by $6 million, or 2 percent, during the nine months ended December 31, 2018, as compared to the nine months ended December 31, 2017. This $6 million decrease was primarily due to a $13 million decrease in contracted services primarily due to lower legal expenses during the nine months ended December 31, 2018, as compared to the nine months ended December 31, 2017. This decrease was partially offset by a $4 million increase in stock-based compensation.

Interest and Other Income (Expense), Net
Interest and other income (expense), net consists of interest income (expense), foreign currency transaction gains (losses) and net gains (losses) on foreign currency forward contracts.

Interest and other income (expense), net, for the three and nine months ended December 31, 2018 and 2017 were as follows (in millions):

	December 31, 2018	% of Net Revenue	December 31, 2017	% of Net Revenue	$ Change	% Change
Three months ended	$23	2%	$5	0.4%	18	360%
Nine months ended	$60	2%	$14	0.4%	46	329%
Interest and other income (expense), net, increased by $18 million, or 360 percent, during the three months ended December 31, 2018, as compared to the three months ended December 31, 2017. This $18 million increase was primarily due to a $29 million increase in foreign currency gains on forward contracts and an $8 million increase in interest income. This increase was partially offset by a $19 million increase in losses on foreign currency transactions.
Interest and other income (expense), net, increased by $46 million, or 329 percent, during the nine months ended December 31, 2018, as compared to the nine months ended December 31, 2017. This $46 million increase was primarily due to a $50 million increase in foreign currency gains on forward contracts and a $27 million increase in interest income. This increase was partially offset by a $19 million increase in losses on foreign currency transactions and a $10 million foreign currency translation gain as a result of the closure of our Switzerland distribution business in the nine months ended December 31, 2017, as compared to the nine months ended December 31, 2018.

Income Taxes
Provision for income taxes for the three and nine months ended December 31, 2018 and 2017 were as follows (in millions):

	December 31, 2018	Effective Tax Rate	December 31, 2017	Effective Tax Rate
Three Months Ended	$3	1.1%	$170	(1,062.5)%
Nine Months Ended	$50	5.8%	$259	37.3%
The provision for income taxes for the three and nine months ended December 31, 2018 is based on our projected annual effective tax rate for fiscal year 2019, adjusted for specific items that are required to be recognized in the period in which they are incurred.
Our effective tax rate for the three and nine months ended December 31, 2018 was 1.1 percent and 5.8 percent, respectively, as compared to negative 1,062.5 percent and positive 37.3 percent, respectively, for the same period in fiscal year 2018. The effective tax rate for the three and nine months ended December 31, 2018 was impacted by the lower U.S. statutory tax rate as a result of the U.S. Tax Cuts and Jobs Act enacted on December 22, 2017, a reduction of unrecognized tax benefits, and earnings realized in countries that have lower statutory tax rates, partially offset by less excess tax benefits from stock-based compensation recognized in the current period as compared to the same period in fiscal year 2018. The effective tax rate for the three and nine months ended December 31, 2017 was negatively impacted by the $176 million provisional income tax effects of the U.S. Tax Act, $151 million of which was related to the provisional Transition Tax recorded during the three months ended December 31, 2017.
When compared to the statutory rate of 21.0 percent, the effective tax rate for the three months ended December 31, 2018 was lower due to earnings realized in countries that have lower statutory tax rates and a reduction of unrecognized tax benefits. When compared to the statutory rate of 21.0 percent, the effective tax rate for the nine months ended December 31, 2018 was lower due to earnings realized in countries that have lower statutory tax rates, the recognition of excess tax benefits from stock-based compensation, and a reduction of unrecognized tax benefits. Excluding tax shortfalls and excess tax benefits, our effective tax rate would have been 0.4 percent and 7.4 percent, respectively, for the three and nine months ended December 31, 2018.
The U.S. Tax Act significantly revised the U.S. corporate income tax system by, among other things, lowering the U.S. corporate income tax rates to 21.0 percent, generally implementing a territorial tax system and imposing the Transition Tax.

We have concluded the accounting under the U.S. Tax Act within the time period set forth in SAB 118, the SEC guidance that allowed for a measurement period of up to one year after the enactment date of the U.S. Tax Act to finalize the recording of the related tax impacts, including the impacts of the Transition Tax, the remeasurement of U.S. deferred tax assets and liabilities as a result of the reduction of the U.S. corporate tax rate, and the accounting policy election related to U.S. taxes on foreign earnings. We recorded a provisional tax expense of $235 million related to the U.S. Tax Act for the fiscal year ended March 31, 2018, $192 million of which relates to the Transition Tax. During the three and nine months ended December 31, 2018, we made no material adjustments due to the U.S. Tax Act.

The U.S. Tax Act creates new U.S. taxes on foreign earnings. Our provision for income taxes for the three and nine months ended December 31, 2018 is not materially impacted by the Company’s accounting policy election related to whether a company recognizes the deferred tax impacts of the U.S. taxes on foreign earnings or whether a company recognizes these taxes as a period cost.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of December 31, 2018	As of March 31, 2018	Increase/(Decrease)
Cash and cash equivalents	$3,887	$4,258	$(371)
Short-term investments	1,274	1,073	201
Total	$5,161	$5,331	$(170)
Percentage of total assets	58%	62%

	Nine Months Ended December 31,
(In millions)	2018	2017	Change
Net cash provided by operating activities	$948	$1,077	$(129)
Net cash used in investing activities	(331)	(593)	262
Net cash used in financing activities	(971)	(508)	(463)
Effect of foreign exchange on cash and cash equivalents	(17)	25	(42)
Net increase (decrease) in cash and cash equivalents	$(371)	$1	$(372)
Changes in Cash Flow
Operating Activities. Net cash provided by operating activities decreased by $129 million during the nine months ended December 31, 2018 as compared to the nine months ended December 31, 2017. The decrease is primarily driven by lower cash receipts related to a decrease in net bookings and an increase in cash paid for taxes, partially offset by higher interest income and hedging activities.
Investing Activities. Net cash used in investing activities decreased by $262 million during the nine months ended December 31, 2018 as compared to the nine months ended December 31, 2017 primarily driven by a $868 million decrease in the purchase of short-term investments and a $92 million decrease in payments in connection with mergers and acquisitions activity during the nine months ended December 31, 2018 as compared to the nine months ended December 31, 2017. This decrease was partially offset by a $701 million decrease in proceeds from the sales and maturities of short-term investments.
Financing Activities. Net cash used in financing activities increased by $463 million during the nine months ended December 31, 2018 as compared to the nine months ended December 31, 2017 primarily due to a $438 million increase in the repurchase and retirement of our common stock and a $21 million decrease in proceeds from the exercise of stock options during the nine months ended December 31, 2018 as compared to the nine months ended December 31, 2017.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of December 31, 2018, our short-term investments had gross unrealized losses of $5 million, or less than 1 percent of the total in short-term investments, and gross unrealized gains of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.

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

Credit Facility
In March 2015, we entered into a $500 million senior unsecured revolving credit facility with a syndicate of banks. As of December 31, 2018, no amounts were outstanding under the credit facility. See Note 12 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to the above items, which is incorporated by reference into this Item 2.
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
The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and nine months ended December 31, 2018, we repurchased approximately 3.2 million and 7.2 million shares for approximately $292 million and $815 million, respectively, under this program. We are actively repurchasing shares under this program.

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

OFF-BALANCE SHEET COMMITMENTS
As of December 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of December 31, 2018, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $121 million or $241 million, respectively. As of December 31, 2018, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $158 million or $316 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially. See Note 5 — Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.
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

As of December 31, 2018, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Fluctuations in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of December 31, 2018, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of December 31, 2018	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$531	$529	$527	$525	$523	$521	$519
U.S. Treasury securities	207	206	205	205	204	203	202
U.S. agency securities	63	62	62	61	61	61	61
Commercial paper	292	292	292	291	291	290	290
Foreign government securities	71	71	71	71	71	70	69
Asset-backed securities	101	101	100	100	99	99	99
Certificates of deposit	21	21	21	21	21	21	21
Total short-term investments	$1,286	$1,282	$1,278	$1,274	$1,270	$1,265	$1,261

Item 4.	Controls and Procedures
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
Changes in internal control over financial reporting
There has been no change in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended December 31, 2018 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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

We maintain a relatively limited product portfolio in an effort to focus on developing high-quality and engaging products with the potential to become hits. High-quality titles, even if highly-reviewed, may not turn into hit products. Many hit products within our industry are iterations of prior hit products with large established consumer bases and significant brand recognition, which makes competing in certain product categories challenging. In addition, hit products or services of our competitors may take a larger portion of consumer spending or time than we anticipate, which could cause our products and services to underperform relative to our expectations. Publishing a relatively small number of major titles each year also concentrates risk in those titles and means each major title has greater associated risk. A significant portion of our revenue historically has been derived from games and services based on a few popular franchises, and the underperformance of a single major title could have a material adverse impact on our financial results. For example, we have historically derived a significant portion of our net revenue from sales related to our largest and most popular game, FIFA, the annualized version of which is consistently one of the best-selling games in the marketplace. Any events or circumstances that negatively impact our FIFA franchise, such as game or service quality, competing products that take a portion of consumer spending and time, the delay or cancellation of a product or service launch, or real or perceived security risks could negatively impact our financial results to a disproportionate extent.

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

We are subject to taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision, tax assets, and accruals for other taxes, and there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective income tax rate is based in part on our corporate operating structure and the manner in which we operate our business and develop, value and use our intellectual property. Taxing authorities in jurisdictions in which we operate may challenge our methodologies for calculating our income tax provision or its underlying assumptions, which could increase our effective income tax rate and have an adverse impact on our results of operations and cash flows. In addition, our provision for income taxes could be adversely affected by our profit levels, changes in our business, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in applicable tax laws or interpretations of existing tax laws, or changes in the valuation allowance for deferred tax assets, as well as other factors. For example, the outcome of Altera Corp. v. Commissioner, currently pending before the Ninth Circuit Court of Appeals, as well as future guidance related to the U.S. Tax Act, could materially impact our consolidated financial statements.

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

The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations. These fluctuations may be due to our operating results or factors specific to our operating results (including those discussed in the risk factors above, as well as others not currently known to us or that we currently do not believe are material), changes in securities analysts’ estimates of our future financial performance, ratings or recommendations, our results or future financial guidance falling below our expectations and analysts’ and investors’ expectations, factors affecting the entertainment, computer, software, Internet, media or electronics industries, the announcement and integration of any acquisitions we may make, departure of key personnel, cyberattacks, national or international economic conditions, investor sentiment or other factors related or unrelated to our operating performance. In particular, economic downturns may contribute to the public stock markets experiencing extreme price and trading volume volatility. These broad market fluctuations could adversely affect the market price of our common stock.

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
The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and nine months ended December 31, 2018, we repurchased approximately 3.2 million and 7.2 million shares for approximately $292 million and $815 million, respectively, under this program. We are actively repurchasing shares under this program.
The following table summarizes the number of shares repurchased during the three months ended December 31, 2018:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
September 30, 2018 - October 27, 2018	1,128,828	$107.82	1,128,828	$1,756
October 28, 2018 - November 24, 2018	475,308	$94.58	475,308	$1,711
November 25, 2018 - December 29, 2018	1,553,510	$80.86	1,553,510	$1,585
	3,157,646	$92.56	3,157,646

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The exhibits listed in the accompanying index to exhibits on Page 71 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2018
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

†
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2018 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
February 6, 2019	Chief Operating Officer and
Chief Financial Officer