Form 10-K
period 2019-03-31
ELECTRONIC ARTS INC.
filed 2019-05-24
CIK 712515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
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
Registrant’s telephone number, including area code:
(650) 628-1500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	EA	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑        No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐        No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑        No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐        No ☑
The aggregate market value of the registrant’s common stock, $0.01 par value, held by non-affiliates of the registrant as of September 28, 2018, the last business day of our second fiscal quarter, was $35,963 million.
As of May 20, 2019, there were 297,261,219 shares of the registrant’s common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders (the “2019 Proxy”) are incorporated by reference into Part III hereof. The 2019 Proxy is expected to be filed not later than 120 days after the registrant’s fiscal year end. Except with respect to information specifically incorporated by reference into this Form 10-K, the 2019 Proxy is not deemed to be filed as part hereof.

ELECTRONIC ARTS INC.
2019 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate”, “plan”, “predict”, “seek”, “goal”, “will”, “may”, “likely”, “should”, “could” (and the negative of any of these terms), “future” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, projections of markets relevant to our business, uncertain events and assumptions and other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements consist of, among other things, statements related to industry prospects, our future financial performance, and our business plans and objectives, and may include certain assumptions that underlie the forward-looking statements. These forward-looking statements are not guarantees of future performance and reflect management’s current expectations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that might cause or contribute to such differences include those discussed in Part I, Item 1A of this Annual Report under the heading “Risk Factors” beginning on page 9. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

PART I

Item 1:    Business

Overview

We are a global leader in digital interactive entertainment, with a mission to inspire the world to play. We develop, market, publish and distribute games, content and services that can be played and watched on a variety of platforms, including game consoles, PCs, mobile phones and tablets.

Our Strategic Pillars

There are three core pillars to our strategy:
•Players First
•Commitment to Digital
•One EA

These strategic pillars are built on our focus of delivering a broad and deep portfolio of games and services that engages players across a wide range of geographies, platforms and business models.
Players First

Players are the foundation of our success, and we are committed to thinking about players first in everything we do. Our goal is to build deep, on-going and meaningful relationships with our players. We aim to build these relationships by creating amazing games and services that deliver long-lasting fun and enduring value, by connecting with our players across platforms and social channels, and by delivering flexibility and innovation in our business models. In fiscal year 2019, we continued to innovate for players by including frontline titles in our Origin Access Premier subscription service, publishing our first free-to-play console game, Apex Legends, and investing in more ways to reach our players, such as cloud gaming and esports.

Our games and services are based on a portfolio of intellectual property that includes established brands such as FIFA, Madden NFL, Star Wars, Battlefield, the Sims and Need for Speed. We also have invested, and will continue to invest, in developing and establishing new brands, and in fiscal year 2019 launched two new intellectual properties – Anthem and Apex Legends. We will continue to develop and publish a broad and deep portfolio of games and services that engage players across geographies, platforms and business models.
Commitment to Digital

Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs, and engage with the live services that we provide on an ongoing basis. Our live services provide additional depth and engagement opportunities for our players and include in-game purchases, extra content, subscriptions, and esports. For example, the Ultimate Team mode associated with our sports franchises and live services provided for our Battlefield, Star Wars and Sims franchises, have extended the life of those games by engaging players over longer periods of time. The digital transformation also is creating opportunities in platforms, content models and the way in which players engage with our games and services. For example, we have leveraged brands and assets from franchises historically associated with traditional gaming, such as FIFA, Madden NFL, Star Wars, The Sims, and SimCity, to create free-to-play games that are monetized through live services provided with the game. We also offer subscription services, such as EA Access, Origin Access and Origin Access Premier, as we look to build deeper relationships with our players and offer increased choice and flexibility for our players to try new games.

The portion of our revenue attributable to our digital business has significantly increased from 59 percent in fiscal year 2017 to 67 percent in fiscal year 2018 and 75 percent during fiscal year 2019. We believe that our digital revenue, which generally has a higher gross margin than our packaged goods revenue, will continue to increase during fiscal year 2020 relative to packaged goods revenue as we continue to focus on developing and monetizing products and services that can be delivered digitally.
One EA

As a global leader in digital interactive entertainment, we have an opportunity to leverage our scale to market and deliver engaging games and services to more players across more platforms. Our “One EA” model provides strategic advantages. For example, we have moved much of our PC and console development to one game engine. This creates operational flexibility as our development teams code on a consistent engine and will allow us to transition our products and services to new platforms quickly and cost-effectively. In addition, we’ve brought together our marketing, publishing and analytics functions as a single go-to-market unit and simplified their processes and decision-making in order to improve effectiveness and build flexibility into our marketing strategies.

We also are strengthening the technology that connects our players to each other and to the games they love. We are adopting consistent, cross-company methodologies to better understand our players’ needs and continue to invest in technological infrastructure that enables us to deliver content that will resonate with players, and provide more choice in the way that players connect with their games, with each other, and with new types of content, including esports broadcasts. This connection also allows us to market and deliver content and services for popular franchises like FIFA, Battlefield and Star Wars to our players more efficiently.

Our Games and Services

We develop, market, publish and deliver games and services that can be played and watched on a variety of platforms, including consoles, PCs, mobile phones and tablets. We market and sell our games and services through digital distribution channels and through retail channels. We believe that flexibility across platforms, distribution channels and business models maximizes the opportunity for players to access and enjoy our games and services and increases engagement with our games and services. New platforms, engagement models and business models are expected to continue to emerge in the future, and we intend to evaluate these opportunities on a case-by-case basis.

Digitally, our console games and services can be purchased through third-party storefronts, such as the digital stores of our console platform partners Sony, Microsoft and Nintendo. Our direct sales to Sony and Microsoft represented approximately 29 percent and 16 percent of total net revenue, respectively, in fiscal year 2019; approximately 27 percent and 16 percent of total net revenue, respectively, in fiscal year 2018; and approximately 19 percent and 17 percent of total net revenue, respectively, in fiscal year 2017. Our mobile and tablet games and services are available through third-party application storefronts such as the Apple App Store and Google Play. Our PC games and services can be downloaded directly through our Origin platform, as well as through third-party online download stores. We also partner with third parties to publish our mobile and PC games and services on their platforms in certain Asian territories, such as our partnerships with Tencent Holdings Limited and Nexon Co. Ltd. for FIFA Online in China and Korea, respectively. Players also can access a selection of our console and PC games and services through our EA Access, Origin Access and Origin Access Premier subscription services. Our packaged goods games are sold directly to mass market retailers, electronics specialty stores and game software specialty stores or through distribution arrangements.

In our games and services, we use brands that we either wholly own (such as Battlefield, The Sims, Apex Legends, Anthem, Need for Speed and Plants v. Zombies) or license from others (such as FIFA, Madden NFL and Star Wars). We develop and publish games and services across diverse genres, such as sports, first-person shooter, action, role-playing and simulation, and offer our games and services through diverse business models and distribution channels, such as retail download, subscription and free-to-play. We believe that the breadth and depth of our portfolio and our flexibility in business models and distribution channels provide us with strategic advantages. These advantages include the opportunity to engage an increasing number of players across more platforms and geographies and a recurring source of revenue from, among other things, our annualized sports franchises (e.g., FIFA, Madden NFL), our console, PC and mobile catalog titles (i.e., titles that did not launch in the current fiscal year), the associated live services and our subscriptions business.

Our largest and most popular game is FIFA, the annualized version of which is consistently one of the best-selling games in the marketplace. Net revenue from FIFA 19, FIFA 18, and FIFA 17 represented approximately 14 percent of our total net revenue in fiscal year 2019 and approximately 11 percent of our total net revenue in each of fiscal year 2018 and 2017.

Within and alongside our games, we offer live services, including in-game purchases, downloadable content, and esports, that provide additional depth and engagement opportunities for our players. Our live services net revenue comprised 45 percent of our total net revenue during fiscal year 2019 and we expect that live services net revenue will continue to be material to our business. Our most popular live service is the Ultimate Team mode associated with our sports franchises. Ultimate Team allows players to collect current and former professional players in order to build, and compete as, a personalized team. Net revenue from Ultimate Team represented approximately 28 percent, 21 percent and 16 percent of our total net revenue during fiscal year 2019, 2018 and 2017, respectively, a substantial portion of which was derived from FIFA Ultimate Team.

We also are investing in a number of long-term initiatives that we believe will allow us to better serve and deepen our engagement with our players. For example, we focus on esports through our Competitive Gaming Division. We believe that the interest and enthusiasm that surrounds esports will drive engagement and monetization in our live services in addition to providing revenue through partnerships with sponsors and broadcasters. In addition, we are pursuing technology underlying cloud gaming and subscriptions, which we see as future growth opportunities.

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

Competition

The market for interactive entertainment is intensely competitive and changes rapidly as new products, platforms, business models and distribution channels are introduced. We also face competition for the right to use certain intellectual property included in our products. We face significant competition from companies such as Activision Blizzard, Take-Two Interactive,

Ubisoft, Bethesda, Epic Games, NetEase, Tencent, Sony, Microsoft and Nintendo, primarily with respect to developing games and services that operate on consoles, PCs and/or mobile devices.

More broadly, we compete against providers of different sources of entertainment, such as motion pictures, television, social networking, online casual entertainment and music that our players could enjoy in their free time. Important competitive factors in our industry include game quality and ease of use, innovation, compatibility of products with certain platforms, brand recognition, publisher reputation, reliability, security, creativity, price, marketing, and quality of customer service.

Intellectual Property
To establish and protect our intellectual property, we rely on a combination of copyrights, trademarks, patents, patent applications, trade secrets, know-how, license agreements, confidentiality provisions and procedures and other contractual provisions. We actively engage in enforcement and other activities to protect our intellectual property. We also devote financial and operational resources to implement systems, processes and technologies to guard against cyber events and to help protect our intellectual property, employee and consumer data and information technology systems against intrusions or other security breaches. In addition, we engage in activities designed to limit the impact of abuse of our digital products and services, including monitoring our games for evidence of exploitation and re-balancing our game environments in the event that such abuse is discovered.

Governmental Regulation
We are a global company subject to various and complex laws and regulations domestically and internationally, including laws and regulations related to user privacy, data collection and retention, consumer protection, content, advertising, localization, information security, intellectual property, competition and taxation, among others. Many of these laws and regulations are continuously evolving and developing, and the application to, and impact on, us is uncertain. Certain of our business models in particular are subject to new laws or regulations or evolving interpretations and application of existing laws and regulations. For example, the growth and development of electronic commerce, virtual items and virtual currency have prompted calls for new laws and regulations, or the application of existing laws or regulations, to these business models.

Seasonality
We have historically experienced the highest percentage of our net bookings in our third fiscal quarter due to seasonal holiday demand and the launch timing of our games. While we expect this trend to continue in fiscal year 2020, there is no assurance that it will. In addition, we defer the recognition of a portion of our net revenue over an extended period of time. As a result, the quarter in which we generate the highest net bookings may be different from the quarter in which we recognized the highest amount of net revenue.

Employees
As of March 31, 2019, we had approximately 9,700 regular, full-time employees, over 6,000 of whom were outside the United States. We believe that our ability to attract, train, motivate and retain qualified employees is a critical factor in the successful development of our products and services and that our future success will depend, in large measure, on our ability to continue attracting, training, motivating and retaining qualified employees. Approximately 8 percent of our employees, all of whom work for our DICE development studio in Sweden, are represented by a union.

Investor Information
Our website address is www.ea.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as amended, are available free of charge on the Investor Relations section of our website at http://ir.ea.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). We announce material financial information and business updates through our SEC filings, press releases, public conference calls and webcasts, the Investor Relations section of our website at http://ir.ea.com, our blog at https://www.ea.com/news and through our Twitter account @EA. Except as expressly set forth in this Form 10-K annual report, the contents of our website and/or social media accounts are not incorporated into, or otherwise to be regarded as part of this report.
Company Information

We were incorporated originally in California in 1982. In September 1991, we were reincorporated under the laws of Delaware. Our principal executive offices are located at 209 Redwood Shores Parkway, Redwood City, California 94065 and our telephone number is (650) 628-1500.

Information About Our Executive Officers
The following table sets forth information regarding our executive officers as of May 23, 2019:

Name	Age	Position
Andrew Wilson	44	Chief Executive Officer
Blake Jorgensen	59	Chief Operating Officer and Chief Financial Officer
Laura Miele	49	Chief Studios Officer
Kenneth Moss	53	Chief Technology Officer
Christopher Bruzzo	49	Chief Marketing Officer
Joel Linzner	67	Executive Vice President, Worldwide Business Affairs
Mala Singh	48	Chief People Officer
Matthew Bilbey	43	Executive Vice President of Strategic Growth
Kenneth A. Barker	52	Senior Vice President, Chief Accounting Officer
Jacob J. Schatz	50	Executive Vice President, General Counsel and Corporate Secretary
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

Mr. Jorgensen has served as EA’s Chief Financial Officer since September 2012 and as EA’s Chief Operating Officer since April 2018. Prior to joining EA, he served as Executive Vice President, Chief Financial Officer of Levi Strauss & Co. from July 2009 to August 2012. From June 2007 to June 2009, Mr. Jorgensen served as Executive Vice President, Chief Financial Officer of Yahoo! Inc. Mr. Jorgensen earned his M.B.A. from Harvard Business School and his undergraduate degree from Stanford University.

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

Mr. Bilbey has served as EA’s Executive Vice President of Strategic Growth since April 2018. Mr. Bilbey joined EA in 1995 and has held several positions within the Company, including Chief Operating Officer, Worldwide Studios from August 2016 to April 2018 and Senior Vice President, Group General Manager from November 2013 to January 2017.

Mr. Barker has served as Senior Vice President, Chief Accounting Officer since April 2006. From February 2012 to September 2012, he also served as Interim Chief Financial Officer. From June 2003 to April 2006, Mr. Barker held the position of Vice President, Chief Accounting Officer. Prior to joining EA, Mr. Barker was at Sun Microsystems, Inc., as their Vice President and Corporate Controller from October 2002 as well as at Deloitte & Touche as an audit partner. Mr. Barker serves on the Board of Directors of Gatepath, a non-profit organization, and on the Accounting Advisory Board for the University of Notre Dame. Mr. Barker graduated from the University of Notre Dame.

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

We maintain a relatively limited product portfolio in an effort to focus on developing high-quality and engaging products and services with the potential to become hits. High-quality titles, even if highly-reviewed, may not turn into a hit. Many hit products and services within our industry are iterations of prior hits with large established consumer bases and significant brand recognition, which makes competing in certain categories challenging. In addition, hit products or services of our direct competitors or other entertainment companies may take a larger portion of consumer spending or time than we anticipate, which could cause our products and services to underperform relative to our expectations. Publishing a relatively small number of major titles each year also concentrates risk in those titles and means each major title has greater associated risk. A significant portion of our revenue historically has been derived from products and services based on a few popular franchises, and the underperformance of a single major title could have a material adverse impact on our financial results. For example, we have historically derived a significant portion of our net revenue from sales related to our largest and most popular game, FIFA, the annualized version of which is consistently one of the best-selling games in the marketplace. Any events or circumstances that negatively impact our FIFA franchise, such as product or service quality, competing products that take a portion of consumer spending and time, the delay or cancellation of a product or service launch, or real or perceived security risks could negatively impact our financial results to a disproportionate extent.

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

Our industry changes rapidly and we may fail to anticipate or successfully implement new or evolving technologies, or adopt successful business strategies, distribution methods or services.

Rapid changes in our industry require us to anticipate, sometimes years in advance, the ways in which our products and services will be competitive in the market. We have invested, and in the future may invest, in new business strategies, technologies, distribution methods, products, and services. There can be no assurance that these investments will achieve expected returns. For example, we are investing in the technological infrastructure that we expect will enable us to deliver content that will resonate with players and provide more choice in the way that players connect with their games, with each other, and with new types of content. We also recently expanded our free-to-play business model by launching our first free-to-play console game. Such endeavors may involve significant risks and uncertainties, and no assurance can be given that the technology we choose to implement, the business strategies we choose to adopt and the products and services that we pursue will be successful. If we do not successfully evolve our business in a manner that meets or exceeds player expectations, our reputation and brand may be materially adversely affected and our financial condition and operating results may be impacted. We also may miss opportunities to adopt technology or distribution methods or develop products, services or new ways to engage with our games that become popular with consumers, which could adversely affect our financial results. It may take significant time and resources to shift our focus to alternatives, putting us at a competitive disadvantage.

Our development process usually starts with particular platforms and distribution methods in mind, and a range of technical development, feature and ongoing goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly and in a way that better engages consumers. In either case, our products and services may be technologically inferior to those of our competitors, less appealing to consumers, or both. If we cannot achieve our goals within the original development schedule for our products and services, then we may delay their release until these goals can be achieved, which may delay or reduce revenue and increase our development expenses. Alternatively, we may increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our product or service launch schedule or to keep up with our competition, which would increase our development expenses.

We may experience security breaches and cyber threats.

Our industry is prone to, and our systems and networks are subject to, cyber-attacks, computer viruses, worms, phishing attacks, malicious software programs and other information security incidents that seek to exploit, disable, damage, disrupt or gain access to our networks, our products and services, supporting technological infrastructure, intellectual property and other assets. We expect these threats to our systems and networks to continue. In addition, we rely on technological infrastructure provided by third-party business partners to support the online functionality of our products and services. These business partners, as well as our channel partners, also are subject to cyber risks and threats. Both our partners and we have expended, and expect to continue to expend, financial and operational resources to implement certain systems, processes and technologies to guard against cyber risks and to help protect our data and systems. However, the techniques used to exploit, disable, damage, disrupt or gain access to our networks, our products and services, supporting technological infrastructure, intellectual property and other assets change frequently, continue to evolve in sophistication and volume, and often are not detected for long periods of time. Our systems, processes and technologies, and the systems, processes and technologies of our business partners, may not be adequate against all eventualities. The costs to respond to, mitigate, and/or notify affected parties of cyber-attacks and other security vulnerabilities are significant. Any failure to prevent or mitigate security breaches or cyber risks, or detect or respond adequately to a security breach or cyber risk, could result in a loss of anticipated revenue, interruptions to our products and services, cause us to incur significant remediation and notification costs, degrade the user experience, cause consumers to lose confidence in our products and services and cause us to incur significant legal and financial costs. This could harm our business, reputation and brand, disrupt our relationships with partners and customers and diminish our competitive position.

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

In the course of our business, we collect, process, store and use consumer, employee and other information, including personal information, passwords, credit card information gameplay details and banking information. Although we expend, and expect to continue to expend, financial and operational resources to create and enforce security measures, policies and controls that are designed to protect this information from improper or unauthorized access, acquisition and misuse and/or uninformed disclosure, our security measures, policies and controls may not be able successful against all eventualities. The improper or unauthorized access, acquisition or misuse and/or uninformed disclosure of consumer and other information, or a perception that we do not adequately secure this information or provide consumers with adequate notice about the information that they authorize us to disclose, could result in legal liability, costly remedial measures, governmental and regulatory investigations, harm our profitability, reputation and brand, and cause our financial results to be materially affected. In addition, third party vendors and business partners receive access to information that we collect. These vendors and business partners may not prevent data security breaches with respect to the information we provide them or fully enforce our policies, contractual obligations and disclosures regarding the collection, use, storage, transfer and retention of personal data. A data security breach of one of our vendors or business partners could cause reputational and financial harm to them and us, negatively impact our ability to offer our products and services, and could result in legal liability, costly remedial measures, governmental and regulatory investigations, harm our profitability, reputation and brand, and cause our financial results to be materially affected.

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

As a global company, we are subject to global data privacy, data protection, localization, security and consumer-protection laws and regulations. These laws and regulations are emerging and evolving in countries worldwide and the interpretation and application of these laws and regulations in the United States, Europe and elsewhere often are uncertain, contradictory and changing. For example, the European General Data Protection Regulation (GDPR) applies to us, creating a range of new compliance obligations regarding the treatment of personal data. In addition, the GDPR contains significant penalties for non-compliance. It is possible that these laws may be interpreted or applied in a manner that is adverse to us, unforeseen, or otherwise inconsistent with our practices or that we may not adequately adapt our internal policies and/or procedures to evolving regulations, any of which could result in litigation, regulatory investigations and potential legal liability, require us to change our practices in a manner adverse to our business or limit access to our products and services in certain countries. As a result, our reputation and brand may be harmed, we could incur substantial costs, and we could lose both consumers and revenue.

We may experience outages, disruptions or degradations in our services, products and/or technological infrastructure.

The reliable performance of our products and services increasingly depends on the continuing operation and availability of our information technology systems and those of our external service providers, including third-party “cloud” computing services. Our games and services are complex software products, and maintaining the sophisticated internal and external technological infrastructure required to reliably deliver these games and services is expensive and complex. The reliable delivery and stability of our products and services could be adversely impacted by outages, disruptions, failures or degradations in our network and related infrastructure, as well as in the online platforms or services of key business partners who offer, support or host our products and services. Possible causes of these outages, disruptions, failures or degradations include natural disasters, power loss, terrorism, cyber-attacks, computer viruses, bugs or other malware or ransomware that may harm our systems or the systems of our external business partners. In addition, the migration of data among data centers and to third-party hosted environments and the performance of upgrades and maintenance on our systems could impact the reliability and stability of our products and services if not managed properly.

If we or our external business partners were to experience an event that caused a significant system outage, disruption or degradation or if a transition among data centers or service providers or an upgrade or maintenance session encountered unexpected interruptions, unforeseen complexity or unplanned disruptions, our products and services may not be available to consumers or may not be delivered reliably and stably. As a result, our reputation and brand may be harmed, consumer engagement with our products and services may be reduced, and our revenue and profitability could be negatively impacted. We do not have redundancy for all our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities.

As our digital business grows, we will require an increasing amount of internal and external technical infrastructure, including network capacity and computing power to continue to satisfy the needs of consumers. We are investing, and expect to continue to invest, in our own technology, hardware and software and the technology, hardware and software of external service providers to support our business, but it is possible that we may fail to scale effectively and grow this technical infrastructure to accommodate these increased demands, which may adversely affect the reliable and stable performance of our games and services, therefore negatively impacting engagement, reputation, brand and revenue growth.

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

The success of our business is driven in part by the commercial success and adequate supply of third-party platforms for which we develop our products and services or through which our products and services are distributed. Our success also depends on our ability to accurately predict which platforms and distribution methods will be successful in the marketplace, our ability to develop commercially successful products and services for these platforms, our ability to simultaneously manage products and services on multiple platforms and our ability to effectively transition our products and services to new platforms. We must make product development decisions and commit significant resources well in advance of the commercial availability of new platforms, and we may incur significant expense to adjust our product portfolio and development efforts in response to changing consumer preferences. Additionally, we may enter into certain exclusive licensing arrangements that affect our ability to deliver or market products or services on certain platforms. A platform for which we are developing products and services may not succeed as expected or new platforms may take market share and interactive entertainment consumers away from platforms for which we have devoted significant resources. If consumer demand for the platforms for which we are developing products and services is lower than our expectations, we may be unable to fully recover the investments we have made in developing our products and services, and our financial performance will be harmed. Alternatively, a platform for which we have not devoted significant resources could be more successful than we initially anticipated, causing us to not be able to take advantage of meaningful revenue opportunities.

Government regulations applicable to us may negatively impact our business.

We are a global company subject to various and complex laws and regulations domestically and internationally, including laws and regulations related to consumer protection, content, advertising, localization, information security, intellectual property, competition and taxation, among others. Many of these laws and regulations are continuously evolving and developing, and the application to, and impact on, us is uncertain. These laws could harm our business by limiting the products and services we can offer consumers or the manner in which we offer them. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Any failure on our part to comply with these laws or the application of these laws in an unanticipated manner may harm our business and result in penalties or significant legal liability.

Certain of our business models are subject to new laws or regulations or evolving interpretations and application of existing laws and regulations. For example, the growth and development of electronic commerce, virtual items and virtual currency have prompted calls for new laws and regulations, or the application of existing laws or regulations, that could limit or restrict the sale of our products and services or otherwise impact our products and services. In addition, we include modes in our games that allow players to compete against each other and manage player competitions that are based on our products and services. Although we structure and operate our skill-based competitions with applicable laws in mind, our skill-based competitions in the future could become subject to evolving laws and regulations. New laws related to these business models or changes in the interpretation or application of current laws that impact these business models - each of which could vary significantly across jurisdictions - could subject us to additional regulation and oversight, lessen the engagement with, and growth of, profitable business models, and expose us to increased compliance costs, significant liability, penalties and harm to our reputation and brand.

We are subject to laws in certain foreign countries, and adhere to industry standards in the United States, that mandate rating requirements or set other restrictions on the advertisement or distribution of interactive entertainment software based on content. In addition, certain foreign countries allow government censorship of interactive entertainment software products. Adoption of ratings systems, censorship or restrictions on distribution of interactive entertainment software based on content could harm our business by limiting the products we are able to offer to our consumers. In addition, compliance with new and possibly inconsistent regulations for different territories could be costly, delay or prevent the release of our products in those territories.

We may not meet our product development schedules or key events, sports seasons and/or movies that are tied to our product and service release schedule to may be delayed, cancelled or poorly received.

Our ability to meet product development schedules is affected by a number of factors both within and outside our control, including feedback from our players, the creative processes involved, the coordination of large and sometimes geographically dispersed development teams, the complexity of our products and the platforms for which they are developed, the need to fine-tune our products prior to their release and, in certain cases, approvals from third parties. We have experienced development delays for our products in the past, which caused us to delay or cancel release dates. We also seek to release certain products and significant content for our ongoing live services - such as within our Ultimate Team live service - in conjunction with key events, such as the beginning of a sports season, major sporting event, or the release of a related movie. If such a key event were delayed, cancelled or poorly received, our sales likely would suffer materially. Any failure to meet anticipated production or release schedules likely would result in a delay of revenue and/or possibly a significant shortfall in our revenue, increase our development and/or marketing expenses, harm our profitability, and cause our operating results to be materially different than anticipated.

Historically our business has been highly seasonal with the highest percentage of our sales occurring in the quarter ending in December. While we expect this trend to continue in fiscal year 2020, there is no assurance that it will be so. If we miss key selling periods for products or services for any reason, including product delays or product cancellations our sales likely will suffer significantly. Additionally, macroeconomic conditions or the occurrence of unforeseen events that negatively impact consumer or retailer buying patterns, particularly during the quarter ending in December, likely will harm our financial performance disproportionately.

Our marketing and advertising efforts may fail to resonate with consumers.

Our products and services are marketed worldwide through a diverse spectrum of advertising and promotional programs, such as online and mobile advertising, television advertising, retail merchandising, marketing through websites and streaming services, event sponsorship, partnerships with influencers and content creators and direct communications with consumers including via email. Furthermore, an increasing portion of our marketing activity is taking place on social media platforms and through streaming networks, influencers and content creators that are outside of our direct control. Our ability to sell our products and services is dependent in part upon the success of these programs, and changes to consumer preferences, actions by influencers or content creators, marketing regulations, technology changes or service disruptions may negatively impact our ability to reach our customers or otherwise negatively impact our marketing campaigns or the franchises associated with those marketing campaigns. Moreover, if the marketing for our products and services is not innovative, agile or fails to resonate with our customers, particularly during the critical holiday season or during other key selling periods, or if advertising rates or other media placement costs increase, our business and operating results could be harmed.

We may not attract, train, motivate and retain key personnel.

The market for technical, creative, marketing and other personnel essential to the development, marketing and support of our products and services and management of our businesses is extremely competitive, particularly in the geographic locations in which many of our key personnel are located. In addition, our leading position within the interactive entertainment industry makes us a prime target for recruiting our executives, as well as key creative and technical talent. We may experience significant compensation costs to hire and retain senior executives and other personnel that we deem critical to our success. If we cannot successfully recruit, train, motivate and retain qualified employees, or replace key employees following their departure, our ability to develop and manage our business will be impaired.

We may experience declines or fluctuations in the recurring portion of our business.

Our business model includes revenue that we deem recurring in nature, such as revenue from our annualized sports franchises (e.g., FIFA, Madden NFL), our console, PC and mobile catalog titles (i.e., titles that did not launch in the current fiscal year), the associated live services and our subscriptions business. While we have been able to forecast the revenue from these areas of our business with greater relative confidence than for new games, services and business models, we cannot provide assurances that consumer demand will remain consistent. Furthermore, we may cease to offer games and services that we previously had deemed to be recurring in nature. Consumer demand may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our games and services, our ability to improve and innovate our annualized titles, our ability to adapt our games and services to new platforms and business models, outages and disruptions of online services, the games and services offered by our competitors, our marketing and advertising efforts or declines in consumer activity generally as a result of economic downturns, among others. The reception to our sports games also depends, in part, on the popularity, reputation and brand of the leagues, organizations and individual athletes with whom we partner. Events and circumstances outside of our control that have a negative impact on the popularity, reputation and brand of these partners could also negatively impact sales related to our annualized sports games. Any decline or fluctuation in the recurring portion of our business may have a negative impact on our financial and operating results.

We could fail to successfully adopt new business models.

From time to time we seek to establish and implement new business models. Forecasting the success of any new business model is inherently uncertain and depends on a number of factors both within and outside of our control. Our actual revenue and profit for these businesses may be significantly greater or less than our forecasts. In addition, these new business models could fail, resulting in the loss of our investment in the development and infrastructure needed to support these new business models, as well as the opportunity cost of diverting management and financial resources away from more successful and established businesses. For example, we have devoted financial and operational resources to our subscription offerings without any assurance that these businesses will be financially successful. While we anticipate growth in this area of our business, consumer demand is difficult to predict as a result of a number of factors, including satisfaction with our products and services, our ability to provide engaging products and services, third parties offering their products and services within our subscription, platform providers providing access to our subscription, products and services offered by our competitors, reliability of our infrastructure and the infrastructure of our platform partners, pricing, the actual or perceived security of our and our platform partners information technology systems and reductions in consumer spending levels. In addition, if our subscription offerings are successful, sales could be diverted from established business models. If we do not select a target price that is optimal for our subscription services, maintain our target pricing structure or correctly project renewal rates, our financial results may be harmed.

Acquisitions, investments, divestitures and other strategic transactions could result in operating difficulties and other negative consequences.

We have made and may continue to make acquisitions or enter into other strategic transactions including (1) acquisitions of companies, businesses, intellectual properties, and other assets, (2) minority investments in strategic partners, and (3) investments in new interactive entertainment businesses as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment, that we acquire liabilities, that our due diligence process does not identify significant issues, liabilities or other challenges, diversion of management’s attention from our other businesses, the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased cash and non-cash expenses. In addition, we may not integrate these businesses successfully or achieve expected synergies. For example, we may experience difficulties with the integration of business systems and technologies, the integration and retention of new employees, the implementation or remediation of the internal control environment of the acquired entity, or the maintenance of key business and customer relationships. These events could harm our operating results or financial condition. We also may divest or sell assets or a business and we may have difficulty selling such assets or business on acceptable terms in a timely manner. This could result in a delay in the achievement of our strategic objectives, cause us to incur additional expense, or the sale of such assets or business at a price or on terms that are less favorable than we anticipated.

We may be unable to maintain or acquire licenses to include intellectual property owned by others in our games, or to maintain or acquire the rights to publish or distribute games developed by others.

Many of our products and services are based on or incorporate intellectual property owned by others. For example, our EA Sports products include rights licensed from major sports leagues, teams and players’ associations and our Star Wars products include rights licensed from Disney. Competition for these licenses and rights is intense. If we are unable to maintain these licenses and rights or obtain additional licenses or rights with significant commercial value, our ability to develop successful and engaging products and services may be adversely affected and our revenue, profitability and cash flows may decline significantly. Competition for these licenses also may increase the amounts that we must pay to licensors and developers, through higher minimum guarantees or royalty rates, which could significantly increase our costs and reduce our profitability.

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

In addition, our license agreements with our platform partners typically give them significant control over the approval, manufacturing and distribution of the products and services that we develop for their platform. In particular, our arrangements with Sony and Microsoft could, in certain circumstances, leave us unable to get our products and services approved, manufactured or distributed to consumers. For our digital products and services delivered via digital channels maintained by, among others, Sony, Microsoft, Nintendo, Apple and Google, each respective platform partner has policies and guidelines that control the promotion and distribution of these titles and the features and functionalities that we are permitted to offer through the channel. In addition, we are dependent on our platform partners to invest in, and upgrade, digital commerce capabilities in a manner than corresponds to the way in which consumers purchase our products and services. Failure by our platform partners to keep pace with consumer preferences could have an adverse impact on our ability to merchandise and commercialize our products and services which could harm our business and/or financial results.

Moreover, certain of our platform partners can determine and change unilaterally certain key terms and conditions, including the ability to change their user and developer policies and guidelines. In many cases our platform partners also set the rates that we must pay to provide our games and services through their online channels, and retain flexibility to change their fee structures or adopt different fee structures for their online channels, which could adversely impact our costs, profitability and margins. In addition, our platform partners control the information technology systems through which online sales of our products and service channels are captured. If our platform partners establish terms that restrict our offerings through their platforms, significantly impact the financial terms on which these products or services are offered to our customers, or their information technology systems experiences outages that impact our players’ ability to access our games or make in-game purchases or cause an unanticipated delay in reporting, our business and/or financial results could be materially affected.

Our business is subject to economic and market conditions, particularly risks generally associated with the entertainment industry.

Our business is subject to economic and market conditions, which are beyond our control. The United States and other international economies have experienced cyclical downturns from time to time. Worsening economic conditions that negatively impact discretionary consumer spending, including inflation, slower growth, recession and other macroeconomic conditions, including those resulting from geopolitical issues and uncertainty, could have a material adverse impact on our business and operating results. For example, the government of the United Kingdom has initiated a process to leave the European Union (“Brexit”) and may do so without an agreement governing the terms and conditions of their exit. Brexit has caused economic and legal uncertainty in the region and may result in macroeconomic conditions that adversely affect our business. In addition, evolving immigration rules and trade regimes could negatively impact our business. We have taken precautionary measures with respect to these matters, in relation to Brexit and otherwise, but given the significant uncertainty our precautions may not be adequate.

We are particularly susceptible to market conditions and risks associated with the entertainment industry, which, in addition to general macroeconomic downturns, also include the popularity, price and timing of our games, changes in consumer demographics, the availability and popularity of other forms of entertainment, and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.

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

We are currently, and from time to time in the future may become, subject to legal proceedings, claims, litigation and government investigations or inquiries, which could be expensive, lengthy, disruptive to normal business operations and occupy a significant amount of our employees’ time and attention. In addition, the outcome of any legal proceedings, claims, litigation, investigations or inquiries may be difficult to predict and could have a material adverse effect on our business, reputation, operating results, or financial condition.

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

We may experience outrages, disruptions and/or degradations of our infrastructure, including information technology system failures and network disruptions that harm our ability to conduct normal business operations. These may be caused by natural disasters, cyber-incidents, weather events, power disruptions, telecommunications failures, failed upgrades of existing systems or migrations to new systems, acts of terrorism or other events, including cyber-attacks or malicious software programs that exploit vulnerabilities. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to our products, services or online stores selling our products and services, interruption in our ability to conduct critical business functions, breaches of data security or the loss of critical data. Our corporate headquarters in Redwood City, CA and our studios in Los Angeles, California, Seattle, Washington and in Burnaby, British Columbia are located in seismically active regions, and certain of our game development activities and other essential business operations are conducted at these locations. An event that results in the disruption or degradation of any of our critical business or information technology systems could harm our ability to conduct normal business operations and materially impact our reputation and brand, financial condition and operating results.

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

International sales are a fundamental part of our business. For our fiscal year ended March 31, 2019, international net revenue comprised 61 percent of our total net revenue, and we expect our international business to continue to account for a significant portion of our total net revenue. As a result of our international sales, and also the denomination of our foreign investments and our cash and cash equivalents in foreign currencies, we are exposed to the effects of fluctuations in foreign currency exchange rates. Strengthening of the U.S. dollar, particularly relative to the Euro, British pound sterling, Australian dollar, Chinese yuan and South Korean won, has a negative impact on our reported international net revenue but a positive impact on our reported international operating expenses (particularly when the U.S. dollar strengthens against the Swedish krona and the Canadian dollar) because these amounts are translated at lower rates. We use foreign currency hedging contracts to mitigate some foreign currency risk. However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses.

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

Changes in our tax rates, exposure to additional tax liabilities, changes to tax laws and interpretations of tax laws could adversely affect our earnings and financial condition.

We are subject to taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision, tax assets, and accruals for other taxes, and there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective income tax rate is based in part on our corporate operating structure and the manner in which we operate our business and develop, value and use our intellectual property. Taxing authorities in jurisdictions in which we operate may challenge our methodologies for calculating our income tax provision or its underlying assumptions, which could increase our effective income tax rate and have an adverse impact on our results of operations and cash flows. In addition, our provision for income taxes could be adversely affected by our profit levels, changes in our business, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in the valuation of our deferred tax assets and liabilities, or changes in applicable tax laws or interpretations of existing tax laws, as well as other factors. For example, the outcome of Altera Corp. v. Commissioner, currently pending before the Ninth Circuit Court of Appeals, as well as future regulations and guidance related to the U.S. Tax Act, could cause us to change our analysis and materially impact our previous estimates and consolidated financial statements. Further changes to U.S. federal, state or international tax laws applicable to corporate multinationals, particularly in Switzerland, where our international publishing business is headquartered, and changes in such jurisdictions’ interpretations, decisions, policies or positions with respect to existing tax laws could adversely affect our effective tax rates, cause us to change the way in which we structure our business or result in other costs.

We are required to pay taxes other than income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and foreign jurisdictions. Several foreign jurisdictions have introduced new digital services taxes on revenue of companies that provide certain digital services. There is limited guidance about the applicability to these new taxes to our business and significant uncertainty as to of the digital services that will be deemed in scope. If these new taxes are applied to the Company’s revenue in these foreign jurisdictions, it could have an adverse impact on our business and financial performance. Furthermore, we are regularly subject to audit by tax authorities with respect to both income and such other non-income taxes. Unfavorable audit results or tax rulings, or other changes resulting in significant additional tax liabilities, could have material adverse effects upon our earnings, cash flows, and financial condition.

Our reported financial results could be adversely affected by changes in financial accounting standards.

Our reported financial results are impacted by the accounting standards promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. These methods, estimates, and judgments are subject to risks, uncertainties, assumptions and changes that could adversely affect our reported financial position and financial results. In addition, changes to applicable financial accounting standards could impact our reported financial position and financial results. For more information on recently adopted accounting standards and recently issued accounting standards applicable to us, see Part II, Item 8 of this Form 10-K in the Notes to the Consolidated Financial Statements in Note 1 — Description of Business and Basis of Presentation under the subheadings “Recently Adopted Accounting Standards” and “Other Recently Issued Accounting Standards”.

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

Item 1B:     Unresolved Staff Comments
None.
Item 2:     Properties
Not applicable.

Item 3:     Legal Proceedings
On July 29, 2010, Michael Davis, a former NFL running back, filed a putative class action in the United States District Court for the Northern District of California against the Company, alleging that certain past versions of Madden NFL included the images of certain retired NFL players without their permission. The parties reached a settlement in this matter in March 2019 that was not material to the Company’s financial results and on May 7, 2019, the United States District Court for the Northern District of California dismissed the case.
Governmental authorities in Belgium have sought to limit or discontinue the use of in-game mechanics involving a randomized selection of virtual items. On August 10, 2018, we were notified that the Belgian Gambling Commission made a referral to the Belgian Public Prosecutor’s Office regarding the use such mechanics in the FIFA Ultimate Team service included in FIFA 18. On February 1, 2019, we discontinued the sale of FIFA Points in Belgium after discussions with Belgian authorities. We do not expect Belgian authorities to pursue the matter further. The Company does not believe that its products and services violate applicable gambling laws and continues to engage with appropriate governmental authorities in Belgium.
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
Holders
There were approximately 849 holders of record of our common stock as of May 20, 2019. In addition, a significant number of beneficial owners of our common stock hold their shares in street name. Our common stock is traded on the NASDAQ Global Select Market under the symbol “EA”.
Dividends
We have not paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
In May 2017, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $1.2 billion of our common stock. We repurchased approximately 0.6 million and 5.0 million shares for approximately $76 million and $570 million under this program, respectively, during the fiscal years ended March 31, 2019 and 2018. This program was superseded and replaced by a new stock repurchase program approved in May 2018.
In May 2018, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $2.4 billion of our common stock. This stock repurchase program supersedes and replaces the May 2017 program, and expires on May 31, 2020. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. We repurchased approximately 10.4 million shares for approximately $1,116 million under this program during the fiscal year ended March 31, 2019. We are actively repurchasing shares under this program.

The following table summarizes the number of shares repurchased in the fourth quarter of the fiscal year ended March 31, 2019:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
December 30, 2018 - January 26, 2019	1,015,281	$85.91	1,015,281	$1,498
January 27, 2019 - February 23, 2019	983,646	$93.59	983,646	$1,406
February 24, 2019 - March 30, 2019	1,230,755	$98.42	1,230,755	$1,285
	3,229,682	$93.02	3,229,682

Stock Performance Graph
The following information shall not be deemed to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent that we specifically incorporate it by reference into a filing.
The following graph shows a five-year comparison of cumulative total returns during the period from March 31, 2014 through March 31, 2019, for our common stock, the S&P 500 Index (to which EA was added in July 2002), the NASDAQ Composite Index, and the RDG Technology Composite Index, each of which assumes an initial value of $100. Each measurement point is as of the end of each fiscal year. The performance of our stock depicted in the following graph is not necessarily indicative of the future performance of our stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Electronic Arts Inc., the S&P 500 Index, the NASDAQ Composite Index,
and the RDG Technology Composite Index

*	Based on $100 invested on March 31, 2014 in stock or index, including reinvestment of dividends.

	March 31,
	2014	2015	2016	2017	2018	2019
Electronic Arts Inc.	$100	$203	$228	$309	$418	$350
S&P 500 Index	100	113	115	134	153	168
NASDAQ Composite Index	100	118	119	146	176	195
RDG Technology Composite Index	100	118	122	152	193	226

Item 6:     Selected Financial Data
ELECTRONIC ARTS INC. AND SUBSIDIARIES
SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA
(In millions, except per share data)

	Year Ended March 31,
STATEMENTS OF OPERATIONS DATA	2019	2018		2017	2016		2015
Net revenue (a)	$4,950	$5,150		$4,845	$4,396		$4,515
Cost of revenue	1,322	1,277		1,298	1,354		1,429
Gross profit	3,628	3,873		3,547	3,042		3,086
Total operating expenses	2,632	2,439		2,323	2,144		2,138
Operating income	996	1,434		1,224	898		948
Interest and other income (expense), net	83	15		(14)	(21)		(23)
Income before provision for income taxes	1,079	1,449		1,210	877		925
Provision for (benefit from) income taxes	60	406	(b)	243	(279)	(c)	50
Net income	$1,019	$1,043		$967	$1,156		$875
Earnings per share:
Basic	$3.36	$3.39		$3.19	$3.73		$2.81
Diluted	$3.33	$3.34		$3.08	$3.50		$2.69
Number of shares used in computation:
Basic	303	308		303	310		311
Diluted	306	312		314	330		325
	As of March 31,
BALANCE SHEETS DATA	2019	2018		2017	2016		2015
Cash and cash equivalents	$4,708	$4,258		$2,565	$2,493		$2,068
Short-term investments	737	1,073		1,967	1,341		953
Working capital	4,116	3,513		2,784	1,936		973
Total assets	8,957	8,584		7,718	7,050		6,147
0.75% convertible senior notes due 2016, net	—	—		—	163		633
Senior notes, net	994	992		990	989		—
Other long-term liabilities	367	506		253	245		333
Total liabilities	3,626	3,989		3,658	3,652		3,080
Total stockholders’ equity	5,331	4,595		4,060	3,396		3,036

(a)
On April 1, 2018, at the beginning of fiscal year 2019, we adopted the New Revenue Standard, which significantly changes how we recognize and report net revenue. Financial data for periods prior to April 1, 2018 has not been restated. For more information on the New Revenue Standard, please see Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 1 under the heading “Recently Adopted Accounting Standards”.

(b)	For the fiscal year ended March 31, 2018, we recognized a tax expense of $235 million due to the application of the U.S. Tax Act, enacted on December 22, 2017.

(c)	For the fiscal year ended March 31, 2016, we recognized a tax benefit of $453 million for the reversal of a significant portion of our deferred tax valuation allowance.

Item 7:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the fiscal year ended March 31, 2019, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K, including in the “Business” section and the “Risk Factors” above, the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)”, and the Consolidated Financial Statements and related Notes.

About Electronic Arts

We are a global leader in digital interactive entertainment, with a mission to inspire the world to play. We develop, market, publish and deliver games and services that can be played and watched on a variety of platforms, including game consoles, PCs, mobile phones and tablets. In our games and services, we use brands that we either wholly own (such as Battlefield, The Sims, Apex Legends, Anthem, Need for Speed and Plants v. Zombies) or license from others (such as FIFA, Madden NFL and Star Wars). We develop and publish games and services across diverse genres, such as sports, first-person shooter, action, role-playing and simulation, and offer our games and services through diverse business models and distribution channels, such as retail, download, subscription and free-to-play. We believe that the breadth and depth of our portfolio and our flexibility in business models and distribution channels provide us with strategic advantages.

Financial Results

Our key financial results for our fiscal year ended March 31, 2019 were as follows:

•	Total net revenue was $4,950 million, down 4 percent year-over-year. Under the Old Revenue Standard, total net revenue would have been $4,843 million, down 6 percent year over year.

•	Digital net revenue was $3,710 million, up 8 percent year-over-year. Under the Old Revenue Standard, digital net revenue would have been $3,447 million, down less than 1 percent year over year.

•	Gross margin was 73.3 percent, down 2 percentage points year-over-year. Under the Old Revenue Standard, gross margin would have been 76.6 percent, up 1 percentage point year-over-year.

•	Operating expenses were $2,632 million, up 8 percent year-over-year.

•	Operating income was $996 million, down 31 percent year-over-year. Under the Old Revenue Standard, operating income would have been $1,077 million, down 25 percent year-over-year.

•	Net income was $1,019 million, down 2 percent year-over-year. Under the Old Revenue Standard, net income would have been $1,086 million, up 4 percent year-over-year.

•	Diluted earnings per share was $3.33, consistent year-over-year. Under the Old Revenue Standard, diluted earnings per share would have been $3.55, up 6 percent year-over-year.

•	Operating cash flow was $1,547 million, down 9 percent year-over-year.

•	Total cash, cash equivalents and short-term investments were $5,445 million.

•	We repurchased 11 million shares of our common stock for $1,192 million.

From time to time, we make comparisons of current periods to prior periods with reference to constant currency. For the fiscal year ended March 31, 2019, foreign currency exchange rates did not have a material impact on our net revenue and operating expenses.

Trends in Our Business

Digital Business. Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs, and engage with the live services that we provide on an ongoing basis. Our live services provide additional depth and engagement opportunities for our players and include in-game purchases, extra content, subscriptions, and esports. Our net revenue attributable to live services comprised 45 percent of our total net revenue during fiscal year 2019 and we expect that live services net revenue will continue to be material to our business. Our most popular live service is the Ultimate Team mode associated with our sports franchises. Ultimate Team allows players to collect current and former professional players in order to build and compete as a personalized team. Net revenue from Ultimate Team represented approximately 28 percent of our total net revenue during fiscal year 2019, a substantial portion of which was derived from FIFA Ultimate Team. Our digital transformation also is creating opportunities in platforms, content models and the way in which players engage with our games and services. For example, we have leveraged brands and assets from franchises historically associated traditional gaming, such as FIFA, Madden NFL, The Sims, SimCity, and Star Wars, to create free-to-play games that are monetized through live services provided with the game. We also offer subscription services, such as EA Access, Origin Access and Origin Access Premier, as we look to build deeper relationships with our players and offer increased choice and flexibility for our players to try new games.

The portion of our revenue attributable to our digital business has significantly increased from 59 percent in fiscal year 2017 to 67 percent in fiscal year 2018 and 75 percent during fiscal year 2019. We expect this portion of our business to continue to increase during fiscal year 2020 relative to packaged goods revenue as we continue to focus on developing and monetizing products and services that can be delivered digitally.

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

Rapidly Changing Industry. We operate in a dynamic industry that regularly experiences periods of rapid, fundamental change. In order to remain successful, we are required to anticipate, sometimes years in advance, the ways in which our products and services will compete in the market. We adapt our business by investing in creative and technical talent and new technologies, evolving our business strategies and distribution methods and developing new and engaging products and services. In fiscal 2019, we launched two new intellectual properties (Anthem and Apex Legends), brought Apex Legends to market as our first free-to-play console product, added frontline titles to our Origin Access Premier subscription service, and invested in more ways to reach our players now and in the future, such as cloud gaming and esports. We expect to continue to invest in our business to remain competitive, including investments in, among other things, technology to connect our players to each other and to the games they love and the infrastructure to power our games and services. We are adopting consistent, cross-company methodologies to better understand our players’ needs and continue to invest in technology that enables us to deliver content that will resonate with players, and provide more choice in the way that players connect with their games, with each other, and with new types of content, including esports broadcasts. This connection also allows us to market and deliver content and services for popular franchises like FIFA, Battlefield and Star Wars to our players more efficiently.

Free-to-Play Games. The global adoption of mobile devices and a business model for those devices that allows consumers to try new games with no up-front cost, and that are monetized through the live service associated with the game, has led to significant growth in the mobile gaming industry. We expect the mobile gaming industry to continue to grow during our 2020 fiscal year. Likewise, the consumer acceptance of free-to-play, live service-based, online PC games has broadened our consumer base, and this free-to-play, live service business model is beginning to gain consumer acceptance with respect to console games. We expect revenue generated from mobile, PC and console free-to-play games to remain an important part of our business.

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

Recurring Revenue Sources. Our business model includes revenue that we deem recurring in nature, such as revenue from our annualized sports franchises (e.g., FIFA, Madden NFL), our console, PC and mobile catalog titles (i.e., titles that did not launch in the current fiscal year), the associated live services and our subscriptions business. We have been able to forecast the revenue from these areas of our business with greater relative confidence than for new games, services and business models. As we continue to incorporate new business models and modalities of play into our games, our goal is to continue to look for opportunities to expand the recurring portion of our business.

Net Bookings. In order to improve transparency into our business, we disclose an operating performance metric, net bookings. Net bookings is defined as the net amount of products and services sold digitally or sold-in physically in the period. Net bookings is calculated by adding total net revenue to the change in deferred net revenue for online-enabled games and, for periods after the fourth quarter of fiscal 2018, mobile platform fees.

The following is a calculation of our total net bookings for the periods presented:

	Year Ended March 31,
(In millions)	2019	2018
Total net revenue	$4,950	$5,150
Change in deferred net revenue (online-enabled games)	182	30
Mobile platform fees	(188)	—
Net bookings	$4,944	$5,180

Net bookings were $4,944 million for fiscal 2019 driven by sales related to FIFA Ultimate Team, FIFA 19, Madden NFL 19, The Sims 4 and Battlefield V. Net bookings decreased $236 million or 5 percent as compared to fiscal 2018 due primarily to a decrease in Star Wars Battlefront II, Need for Speed Payback and Mass Effect: Andromeda, partially offset by Battlefield V, Anthem and Apex Legends. Digital net bookings were $3,722 million for fiscal 2019 driven by sales of FIFA Ultimate Team, The Sims 4 and Madden NFL 19, an increase of $184 million or 5 percent as compared to fiscal 2018. The increase in digital net bookings was driven by growth in live services which grew $211 million or 10 percent year-over-year, primarily due to growth in bookings associated with FIFA Ultimate Team and bookings from Apex Legends; and full game downloads which grew $56 million or 8 percent year-over-year, due to continued growth in digital downloads of our games. In particular, Battlefield V, Anthem and the FIFA franchise were downloaded at a greater rate than comparable titles in previous fiscal years. These increases were offset by a decrease of $83 million or 13 percent in our mobile business primarily due to declines from aging titles across our portfolio.

Recent Developments

Internal Transfer of Intellectual Property Rights. Subsequent to the fiscal year ended March 31, 2019, we completed an intra-entity sale of some of our intellectual property rights to our Swiss subsidiary, where our international business is headquartered. This transaction will result in the recognition of a deferred tax asset, which we estimate at approximately $2.3 billion, subject to a realizability analysis. For more information, please see Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 11 — Income Taxes.

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
For a complete discussion of our critical accounting policies and estimates with respect to revenue recognition for revenue transactions occurring prior to April 1, 2018, which were accounted for under ASC 605, Revenue Recognition (the “Old Revenue Standard” or “ASC 605”), refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subheading Critical Accounting Policies and Estimates included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2018, filed with the SEC on May 23, 2018. With respect to revenue transactions occurring on April 1, 2018 and onward, our revenue recognition accounting policy is set forth below and follows ASC 606, Revenue from Contracts with Customers (the “New Revenue Standard” or “ASC 606”).
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

•
subscriptions, such as Origin Access, Origin Access Premier and EA Access, that generally offers access to a selection of full games, in-game content, online services and other benefits typically for a recurring monthly or annual fee; and

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

Certain of our full game and/or extra content are sold to resellers with a contingency that the full game and/or extra content cannot be resold prior to a specific date (“Street Date Contingency”). We recognize revenue for transactions that have a Street

Date Contingency when the Street Date Contingency is removed and the full game and/or extra content can be resold by the reseller. For digital full game and/or extra content downloads sold to customers, we recognize revenue when the full game and/or extra content is made available for download to the customer.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “U.S. Tax Act”) was enacted which significantly revised the U.S. corporate income tax system by, among other things, lowering the U.S. corporate income tax rates to 21 percent, generally implementing a territorial tax system, and imposing a one-time transition tax on the deemed repatriation of undistributed earnings of foreign subsidiaries (the “Transition Tax”). We have concluded the accounting under the U.S. Tax Act within the time period set forth in SAB 118, the SEC guidance that allowed for a measurement period of up to one year after the enactment date of the U.S. Tax Act to finalize the recording of the related tax impacts, including the impacts of the Transition Tax, the remeasurement of U.S. deferred tax assets and liabilities as a result of the reduction of the U.S. corporate tax rate, and the accounting policy election related to U.S. taxes on foreign earnings. We recorded tax expense of $235 million related to the U.S. Tax Act for the fiscal year ended March 31, 2018, $192 million of which relates to the Transition Tax. During the fiscal year ended March 31, 2019, we made no material adjustments to our provisional amounts recognized due to the U.S. Tax Act during the fiscal year ended March 31, 2018.

The U.S. Tax Act creates new U.S. taxes on foreign earnings. An accounting policy election is available to either recognize the deferred tax impacts of the U.S. taxes on foreign earnings or to account for them as a period cost. We have elected to account for the impacts of these new taxes as a period cost.

Prior to the U.S. Tax Act, a substantial majority of undistributed earnings of our foreign subsidiaries were considered to be indefinitely reinvested. As a result of the U.S. Tax Act, substantially all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Any future earnings of our foreign subsidiaries are generally available for repatriation without a material incremental U.S. tax cost.
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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
The information under the subheading “Impact of Recently Issued Accounting Standards” in Note 1 — Description of Business and Basis of Presentation to the Consolidated Financial Statements in this Form 10-K is incorporated by reference into this Item 7.

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ended March 31, 2019, 2018 and 2017 contained 52 weeks each and ended on March 30, 2019, March 31, 2018 and April 1, 2017, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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

Comparison of Fiscal Year 2019 to Fiscal Year 2018

On April 1, 2018, we adopted the New Revenue Standard, which significantly changes the way in which we recognize revenue, including the way in which we present mobile platform fees. We elected to apply the New Revenue Standard using the modified retrospective method. Because of that election, revenue for the fiscal year ended March 31, 2018 has not been restated and is reported under the accounting standards in effect for that period. In order to facilitate year-over-year comparisons, in the Net Revenue and Cost of Revenue tables below, we have quantified the amount of the year-over-year change attributable to (1) the adoption of the New Revenue Standard, (2) the change in the way in which we present mobile platform fees and (3) our operations. The amount attributable to our operations is equivalent to the difference between current and prior period net revenues under the Old Revenue Standard. For more information on the adoption of the New Revenue Standard, including information related to the change in how we report mobile revenue, please see Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 1 under the heading “Recently Adopted Accounting Standards”.
Net Revenue
Net revenue from our operations for fiscal year 2019 decreased $307 million, as compared to fiscal year 2018. This decrease was driven by a $742 million decrease in revenue primarily from the Battlefield franchise and Mass Effect: Andromeda. This decrease was partially offset by a $435 million increase in revenue primarily from the FIFA and The Sims franchises.

Net Revenue by Product Revenue and Service and Other Revenue

Our Net Revenue by Product revenue and Service and other revenue for fiscal years 2019 and 2018 was as follows (in millions):

	Year Ended March 31,
				Changes due to:
	2019	2018	Total Change	ASC 606 Adoption	Mobile Platform Fees under ASC 606	Operational
Net revenue:
Product	$1,593	$2,586	$(993)	$(611)	$—	$(382)
Service and other	3,357	2,564	793	530	188	75
Total net revenue	$4,950	$5,150	$(200)	$(81)	$188	$(307)

Product Revenue

Product net revenue from our operations for fiscal year 2019 decreased $382 million, as compared to fiscal year 2018. This decrease was driven by a $635 million decrease primarily from Battlefield I and Mass Effect: Andromeda. This decrease was partially offset by a $253 million increase primarily from The Sims 4 and Need for Speed Payback and the UFC franchise.

Service and Other Revenue

Service and other net revenue from our operations for fiscal year 2019 increased $75 million, as compared to fiscal year 2018. This increase was driven by a $281 million increase primarily from FIFA Ultimate Team and Apex Legends. This increase was partially offset by a $206 million decrease primarily from the Star Wars and Battlefield franchises and Need for Speed 2015, SimCity Mobile and Mass Effect: Andromeda.
Supplemental Net Revenue by Composition
As we continue to evolve our business and more of our products are delivered to consumers digitally, we place a significant emphasis and focus on assessing our business performance through a review of net revenue by composition.

Our net revenue by composition for fiscal years 2019 and 2018 was as follows (in millions):

	Year Ended March 31,
				Changes due to:
	2019	2018	Total Change	ASC 606 Adoption	Mobile Platform Fees under ASC 606	Operational
Net revenue:
Full game downloads	$680	$707	$(27)	$49	$—	$(76)
Live services	2,216	2,083	133	9	—	124
Mobile	814	660	154	17	188	(51)
Total Digital	$3,710	$3,450	$260	$75	$188	$(3)

Packaged goods and other	$1,240	$1,700	$(460)	$(156)	$—	$(304)
Total net revenue	$4,950	$5,150	$(200)	$(81)	$188	$(307)

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

Digital net revenue from our operations for fiscal year 2019 decreased $3 million, as compared to fiscal year 2018. This decrease was due to a $76 million decrease in full-game download revenue primarily driven by Battlefield 1 and a $51 million decrease in mobile revenue primarily driven by Madden Mobile and SimCity Mobile, partially offset by a $124 million increase in live services revenue primarily driven by our Ultimate Team game mode.

Packaged Goods and Other Net Revenue

Packaged goods net revenue includes revenue from software that is distributed physically. This includes (1) net revenue from game software distributed physically through traditional channels such as brick and mortar retailers, and (2) our software licensing revenue from third parties (for example, makers of console platforms, personal computers or computer accessories) who include certain of our products for sale with their products (for example, OEM bundles). Other net revenue includes our non-software licensing revenue.

Packaged goods and other net revenue from our operations for fiscal year 2019 decreased $304 million, as compared to fiscal year 2018. This decrease was driven by a $448 million decrease primarily from Battlefield 1 and Mass Effect: Andromeda, partially offset by a $144 million increase primarily from Star Wars Battlefront II, UFC 3 and The Sims 4.

Cost of Revenue

Cost of revenue for fiscal years 2019 and 2018 was as follows (in millions):

	Year Ended March 31,
				Changes due to:
	2019	2018	Total Change	ASC 606 Adoption	Mobile Platform Fees under ASC 606	Operational
Cost of revenue:
Product	$517	$822	(305)	$(120)	$—	$(185)
Service and other	805	455	350	120	188	42
Total cost of revenue	$1,322	$1,277	$45	$—	$188	$(143)

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

Cost of product revenue from operations decreased by $185 million during fiscal year 2019, as compared to fiscal year 2018. This decrease was primarily due to a decrease in inventory and royalty costs associated with Star Wars Battlefront II, which launched during fiscal year 2018, with no comparable royalty-bearing title launched during fiscal year 2019.

Cost of Service and Other Revenue

Cost of service and other revenue consists primarily of (1) royalty costs, (2) data center, bandwidth and server costs associated with hosting our online games and websites, (3) inventory costs, (4) payment processing fees and (5) mobile platform fees associated with our mobile revenue (for transactions in which we are acting as the principal in the sale to the end customer).

Cost of service and other revenue increased by $42 million during fiscal year 2019, as compared to fiscal year 2018. This increase was primarily due to costs associated with Anthem and Apex Legends, which launched as online-only titles during fiscal year 2019 and resulted in significant data center, bandwidth and server usage.

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
Research and development expenses for fiscal years 2019 and 2018 were as follows (in millions):

March 31, 2019	% of Net Revenue	March 31, 2018	% of Net Revenue	$ Change	% Change
$1,433	29%	$1,320	26%	$113	9%
Research and development expenses increased by $113 million, or 9 percent, in fiscal year 2019, as compared to fiscal year 2018. This $113 million increase was primarily due to (1) a $65 million increase in personnel-related costs primarily resulting from an increase in headcount due to our continued investment in our studios and the Respawn acquisition, partially offset by reduction of variable compensation and related expenses, (2) a $38 million increase in stock-based compensation primarily in connection with the Respawn acquisition, (3) a $22 million increase in facilities-related costs, and (4) an increase in losses of $15 million from our cash flow hedging program in fiscal year 2019 as compared to fiscal year 2018. We use hedges to protect against currency exchange rate movements in our research and development expenses. These increases were partially offset by a $41 million decrease in development advances primarily resulting from the extinguishment of development advances payable to Respawn as a result of our acquisition.

Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for fiscal years 2019 and 2018 were as follows (in millions):

March 31, 2019	% of Net Revenue	March 31, 2018	% of Net Revenue	$ Change	% Change
$702	14%	$641	12%	$61	10%
Marketing and sales expenses increased by $61 million, or 10 percent, in fiscal year 2019, as compared to fiscal year 2018. This $61 million increase was primarily due to an increase in advertising and promotional spending associated with our 2019 game launches, particularly with respect to the marketing and promotional campaigns associated with our two new intellectual properties, Anthem and Apex Legends.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for fiscal years 2019 and 2018 were as follows (in millions):

March 31, 2019	% of Net Revenue	March 31, 2018	% of Net Revenue	$ Change	% Change
$460	9%	$469	9%	$(9)	(2)%
General and administrative expenses decreased by $9 million, or 2 percent, in fiscal year 2019, as compared to fiscal year 2018. This $9 million decrease was primarily due to a $24 million decrease in contracted services primarily due to lower legal expenses. This decrease was partially offset by an $11 million increase primarily in IT security costs and a $6 million increase in personnel-related costs resulting from an increase in headcount.

Income Taxes
Provision for income taxes for fiscal years 2019 and 2018 was as follows (in millions):

March 31, 2019	Effective Tax Rate	March 31, 2018	Effective Tax Rate
$60	5.6%	$406	28.0%

Our effective tax rate for the fiscal year ended March 31, 2019 was 5.6 percent as compared 28.0 percent for the same period in fiscal year 2018. Our effective tax rate and resulting provision for income taxes for the fiscal year ended March 31, 2019 was significantly lower than the same period in fiscal year 2018 due to the recognition of the impacts of the U.S. Tax Act in fiscal year ended March 31, 2018, a change in the mix of earnings, and the lower statutory tax rate applied to earnings realized in the U.S. The U.S. Tax Act significantly revised the U.S. corporate income tax system by, among other things, lowering the U.S. corporate income tax rate to 21 percent, generally implementing a territorial tax system and imposing the Transition Tax.
We have concluded the accounting under the U.S. Tax Act within the time period set forth in SAB 118, the SEC guidance that allowed for a measurement period of up to one year after the enactment date of the U.S. Tax Act to finalize the recording of the related tax impacts, including the impacts of the Transition Tax, the remeasurement of U.S. deferred tax assets and liabilities as a result of the reduction of the U.S. corporate tax rate, and the accounting policy election related to U.S. taxes on foreign earnings. We recorded tax expense of $235 million related to the U.S. Tax Act for the fiscal year ended March 31, 2018, $192 million of which relates to the Transition Tax. During the year ended March 31, 2019, we made no material adjustments to our provisional amounts recognized due to the U.S. Tax Act during the fiscal year ended March 31, 2018.

The U.S. Tax Act creates new U.S. taxes on foreign earnings. An accounting policy election is available to either recognize the deferred tax impacts of the U.S. taxes on foreign earnings or to account for them as a period cost. We have elected to account for the impacts of these new taxes as a period cost.

Our effective tax rates for fiscal year 2020 and future periods will continue to depend on a variety of factors, including changes in our business, such as acquisitions and intercompany transactions, our corporate structure, the geographic location of business functions or assets, the geographic mix of income, our agreements with tax authorities, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We anticipate that the impact of excess tax benefits and tax deficiencies may result in significant fluctuations to our effective tax rate in the future.

Subsequent to the fiscal year ended March 31, 2019, we completed an intra-entity sale of some of our intellectual property rights to our Swiss subsidiary, where our international business is headquartered. The transaction did not result in a taxable gain. Under U.S. GAAP, any profit resulting from this intercompany transaction will be eliminated upon consolidation. However, the transaction resulted in a step-up of the Swiss tax deductible basis in the transferred intellectual property rights and, accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights. As a result, this transaction will result in the recognition of a deferred tax asset, which we estimate at approximately $2.3 billion, subject to a realizability analysis. The deferred tax asset will be recognized as a one-time tax benefit in our consolidated financial statements during the three months ending June 30, 2019. This deferred tax asset will reverse over a 20-year period and is subject to a periodic realizability analysis. The deferred tax asset and the one-time tax benefit will be measured based on the Swiss tax rate expected to apply in the years the asset will be recovered. We will not recognize any deferred taxes related to the U.S. taxes on foreign earnings associated with this transfer due to our policy election to recognize these taxes as a period cost. We do not expect the transaction to impact our cash taxes or our operating cash flow in fiscal year 2020.

Comparison of Fiscal Year 2018 to Fiscal Year 2017
For the comparison of fiscal year 2018 to fiscal year 2017, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for our fiscal year ended March 31, 2018, filed with the SEC on May 23, 2018 under the subheading “Comparison of Fiscal Year 2018 to Fiscal Year 2017.”

LIQUIDITY AND CAPITAL RESOURCES

	As of March 31,
(In millions)	2019	2018	Increase/(Decrease)
Cash and cash equivalents	$4,708	$4,258	$450
Short-term investments	737	1,073	(336)
Total	$5,445	$5,331	$114
Percentage of total assets	61%	62%
	Year Ended March 31,
(In millions)	2019	2018	Change
Net cash provided by operating activities	$1,547	$1,692	$(145)
Net cash provided by investing activities	169	622	(453)
Net cash used in financing activities	(1,253)	(643)	(610)
Effect of foreign exchange on cash and cash equivalents	(13)	22	(35)
Net increase in cash and cash equivalents	$450	$1,693	$(1,243)

For the comparison of fiscal year 2018 to fiscal year 2017, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for our fiscal year ended March 31, 2018, filed with the SEC on May 23, 2018 under the subheading “Liquidity and Capital Resources”.

Changes in Cash Flow
Operating Activities. Net cash provided by operating activities decreased by $145 million during fiscal year 2019 as compared to fiscal year 2018. The decrease is primarily driven by lower cash receipts related to a decrease in net bookings and an increase in cash paid for taxes, partially offset by lower royalty payments and higher interest income.
Investing Activities. Net cash provided by investing activities decreased by $453 million during fiscal year 2019 as compared to fiscal year 2018 primarily driven by a $1,478 million decrease in proceeds from the sales and maturities of short-term investments. This was partially offset by a $945 million decrease in the purchase of short-term investments and a $92 million decrease in payments in connection with mergers and acquisitions activity.
Financing Activities. Net cash used in financing activities increased by $610 million during fiscal year 2019 as compared to fiscal year 2018 primarily due to a $591 million increase in the repurchase and retirement of our common stock.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of March 31, 2019, our short-term investments had gross unrealized losses of $1 million, or less than 1 percent of the total in short-term investments, and gross unrealized gains of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.
Senior Notes
In February 2016, we issued $600 million aggregate principal amount of the 2021 Notes and $400 million aggregate principal amount of the 2026 Notes. We used the net proceeds of $989 million for general corporate purposes, including the payment of our formerly outstanding convertible notes and repurchases of our common stock. The effective interest rate is 3.94% for the 2021 Notes and 4.97% for the 2026 Notes. Interest is payable semiannually in arrears, on March 1 and September 1 of each year. See Note 12 — Financing Arrangements to the Consolidated Financial Statements in this Form 10-K as it relates to our Senior Notes, which is incorporated by reference into this Item 7.
Credit Facility
In March 2015, we entered into a $500 million senior unsecured revolving credit facility with a syndicate of banks. As of March 31, 2019, no amounts were outstanding under the credit facility. See Note 12 — Financing Arrangements to the Consolidated Financial Statements in this Form 10-K as it relates to our credit facility, which is incorporated by reference into this Item 7.
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
In May 2018, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $2.4 billion of our common stock. This stock repurchase program supersedes and replaces the May 2017 program, and expires on May 31, 2020. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. We repurchased approximately 10.4 million shares for approximately $1,116 million under this program during the fiscal year ended March 31, 2019. We are actively repurchasing shares under this program.

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
Contractual Obligations and Commercial Commitments
See Note 13 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-K as it relates to our contractual obligations and commercial commitments, which is incorporated by reference into this Item 7.
OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of March 31, 2019, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $159 million or $318 million, respectively. As of March 31, 2019, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $84 million or $167 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially. See Note 5 — Derivative Financial Instruments to the Consolidated Financial Statements in this Form 10-K as it relates to our derivative financial instruments, which is incorporated by reference into this Item 7A.
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
As of March 31, 2019, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.
Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Fluctuations in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of March 31, 2019, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of March 31, 2019	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$328	$328	$326	$324	$323	$322	$321
U.S. Treasury securities	154	154	153	153	152	151	151
U.S. agency securities	44	44	44	44	43	43	43
Commercial paper	112	112	112	112	112	112	112
Foreign government securities	51	50	50	50	50	49	49
Asset-backed securities	54	53	53	53	52	52	51
Certificates of deposit	1	1	1	1	1	1	1
Total short-term investments	$744	$742	$739	$737	$733	$730	$728

Item 8:     Financial Statements and Supplementary Data

Other financial statement schedules have been omitted because the information called for in them is not required or has already been included in either the Consolidated Financial Statements or the Notes thereto.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)	March 31, 2019	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$4,708	$4,258
Short-term investments	737	1,073
Receivables, net of allowances of $7 and $165, respectively	623	385
Other current assets	313	288
Total current assets	6,381	6,004
Property and equipment, net	448	453
Goodwill	1,892	1,883
Acquisition-related intangibles, net	87	71
Deferred income taxes, net	35	84
Other assets	114	89
TOTAL ASSETS	$8,957	$8,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113	$48
Accrued and other current liabilities	1,052	821
Deferred net revenue (online-enabled games)	1,100	1,622
Total current liabilities	2,265	2,491
Senior notes, net	994	992
Income tax obligations	233	250
Deferred income taxes, net	2	1
Other liabilities	132	255
Total liabilities	3,626	3,989
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 298 and 306 shares issued and outstanding, respectively	3	3
Additional paid-in capital	—	657
Retained earnings	5,358	4,062
Accumulated other comprehensive loss	(30)	(127)
Total stockholders’ equity	5,331	4,595
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,957	$8,584
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(In millions, except per share data)	2019	2018	2017
Net revenue:
Product	$1,593	$2,586	$2,640
Service and other	3,357	2,564	2,205
Total net revenue	4,950	5,150	4,845
Cost of revenue:
Product	517	822	893
Service and other	805	455	405
Total cost of revenue	1,322	1,277	1,298
Gross profit	3,628	3,873	3,547
Operating expenses:
Research and development	1,433	1,320	1,205
Marketing and sales	702	641	673
General and administrative	460	469	439
Acquisition-related contingent consideration	14	—	—
Amortization of intangibles	23	9	6
Total operating expenses	2,632	2,439	2,323
Operating income	996	1,434	1,224
Interest and other income (expense), net	83	15	(14)
Income before provision for income taxes	1,079	1,449	1,210
Provision for income taxes	60	406	243
Net income	$1,019	$1,043	$967
Earnings per share:
Basic	$3.36	$3.39	$3.19
Diluted	$3.33	$3.34	$3.08
Number of shares used in computation:
Basic	303	308	303
Diluted	306	312	314
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
(In millions)	2019	2018	2017
Net income	$1,019	$1,043	$967
Other comprehensive income (loss), net of tax:
Net gains (losses) on available-for-sale securities	7	(5)	(4)
Net gains (losses) on derivative instruments	88	(121)	18
Foreign currency translation adjustments	(21)	18	(17)
Total other comprehensive income (loss), net of tax	74	(108)	(3)
Total comprehensive income	$1,093	$935	$964

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, share data in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2016	300,602	$3	$1,349	$2,060	$(16)	$3,396
Total comprehensive income (loss)	—	—	—	967	(3)	964
Reclassification of equity component of convertible notes	—	—	2	—	—	2
Settlement of convertible notes	2,917	—	—	—	—	—
Exercise of convertible note hedge	(2,917)	—	—	—	—	—
Settlement of warrants	9,645	—	—	—	—	—
Stock-based compensation	—	—	196	—	—	196
Tax benefit from stock-based compensation	—	—	65	—	—	65
Issuance of common stock	4,626	—	(55)	—	—	(55)
Repurchase and retirement of common stock	(6,506)	—	(508)	—	—	(508)
Balances as of March 31, 2017	308,367	3	1,049	3,027	(19)	4,060
Cumulative-effect adjustment from the adoption of ASU 2016-09	—	—	9	(8)	—	1
Total comprehensive income (loss)	—	—	—	1,043	(108)	935
Stock-based compensation	—	—	242	—	—	242
Issuance of common stock	3,332	—	(42)	—	—	(42)
Repurchase and retirement of common stock	(5,329)	—	(601)	—	—	(601)
Balances as of March 31, 2018	306,370	3	657	4,062	(127)	4,595
Cumulative-effect adjustment from the adoption of ASC 606 (See Note 1)	—	—	—	590	22	612
Cumulative-effect adjustment from the adoption of ASU 2018-02 (See Note 1)	—	—	—	(1)	1	—
Total comprehensive income	—	—	—	1,019	74	1,093
Stock-based compensation	—	—	284	—	—	284
Issuance of common stock	2,722	—	(61)	—	—	(61)
Repurchase and retirement of common stock	(10,985)	—	(880)	(312)	—	(1,192)
Balances as of March 31, 2019	298,107	$3	$—	$5,358	$(30)	$5,331
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In millions)	2019	2018	2017
OPERATING ACTIVITIES
Net income	$1,019	$1,043	$967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	145	136	172
Acquisition-related contingent consideration	14	—	—
Stock-based compensation	284	242	196
Change in assets and liabilities:
Receivables, net	(88)	(25)	(136)
Other assets	(24)	10	3
Accounts payable	59	(44)	5
Accrued and other liabilities	3	43	190
Deferred income taxes, net	(16)	204	100
Deferred net revenue (online-enabled games)	151	83	81
Net cash provided by operating activities	1,547	1,692	1,578
INVESTING ACTIVITIES
Capital expenditures	(119)	(107)	(123)
Proceeds from maturities and sales of short-term investments	1,688	3,166	1,281
Purchase of short-term investments	(1,342)	(2,287)	(1,917)
Acquisition, net of cash acquired	(58)	(150)	—
Net cash provided by (used in) investing activities	169	622	(759)
FINANCING ACTIVITIES
Payment of convertible notes	—	—	(163)
Proceeds from issuance of common stock	61	78	72
Cash paid to taxing authorities for shares withheld from employees	(122)	(120)	(130)
Repurchase and retirement of common stock	(1,192)	(601)	(508)
Net cash used in financing activities	(1,253)	(643)	(729)
Effect of foreign exchange on cash and cash equivalents	(13)	22	(18)
Increase in cash and cash equivalents	450	1,693	72
Beginning cash and cash equivalents	4,258	2,565	2,493
Ending cash and cash equivalents	$4,708	$4,258	$2,565
Supplemental cash flow information:
Cash paid during the year for income taxes, net	$100	$57	$51
Cash paid during the year for interest	$42	$42	$43
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
We are a global leader in digital interactive entertainment, with a mission to inspire the world to play. We develop, market, publish and deliver games and services that can be played and watched on a variety of platforms, including game consoles, PCs, mobile phones and tablets. In our games and services, we use brands that we either wholly own (such as Battlefield, The Sims, Apex Legends, Anthem, Need for Speed and Plants v. Zombies) or license from others (such as FIFA, Madden NFL and Star Wars). We develop and publish games and services across diverse genres, such as sports, first-person shooter, action, role-playing and simulation, and offer our games and services through diverse business models and distribution channels, such as retail, download, subscription and free-to-play. We believe that the breadth and depth of our portfolio and our flexibility in business models and distribution channels provide us with strategic advantages.
A summary of our significant accounting policies applied in the preparation of our Consolidated Financial Statements follows:
Consolidation
The accompanying Consolidated Financial Statements include the accounts of Electronic Arts Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ended March 31, 2019, 2018 and 2017 contained 52 weeks each and ended on March 30, 2019, March 31, 2018 and April 1, 2017 respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. Such estimates include sales returns and allowances, provisions for doubtful accounts, accrued liabilities, offering periods for deferred net revenue, relative stand-alone selling price for identified performance obligations in our revenue transactions, income taxes, losses on royalty commitments, estimates regarding the recoverability of prepaid royalties, inventories, long-lived assets, assets acquired and liabilities assumed in business combinations, certain estimates related to the measurement and recognition of costs resulting from our stock-based payment awards, unrecognized tax benefits, deferred income tax assets and associated valuation allowances, as well as estimates used in our goodwill, intangibles and short-term investment impairment tests. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and future trends, can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from our estimates.
Recently Adopted Accounting Standards
On April 1, 2018, we adopted six new accounting standards which are discussed below. Other than Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts with Customers (the “New Revenue Standard” or “ASC 606”), these other accounting standards did not have a material impact to our Consolidated Financial Statements.
In May 2014, the FASB issued the New Revenue Standard which replaced ASC Topic 605, Revenue Recognition (the “Old Revenue Standard” or “ASC 605”), including industry-specific requirements, and provided companies with a single principles-based revenue recognition model for recognizing revenue from contracts with customers. The core principle of the New Revenue Standard is that a company should recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.
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

The net cumulative effect adjustment upon adoption resulted in an increase to retained earnings of $590 million, net of tax, and included the impact from the following adjustments to our Consolidated Balance Sheet at April 1, 2018:

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

•
Mobile platform fees. The adoption of the New Revenue Standard also changed how we present mobile platform fees after March 31, 2018. Previously, mobile platform fees retained by third-party application storefronts such as the Apple App Store and Google Play, were reported on a net basis (i.e. as a reduction of net revenue) because we previously determined that generally, the third party was considered the primary obligor. Upon adoption of the New Revenue Standard, we concluded that we are the principal in the transactions, resulting in mobile platform fees now being reported within cost of revenue rather than as a reduction of net revenue. We recognized $64 million of mobile platform fees at April 1, 2018 as an increase to our deferred net revenue balances. Mobile platform fees for the fiscal year ended March 31, 2019 was $188 million and accordingly increased both service and other net revenue and cost of revenue by this amount relative to the same period a year ago. While this change also decreased our gross margin percentage, it does not have a material impact on our annual total gross profit or overall profitability.

•
Increased portion of our sales from games with services are presented as service revenue. The amount of the transaction price allocated to future update rights and the online hosting performance obligations are presented as service revenue under the New Revenue Standard (previously, revenue associated with future update rights were generally presented as product revenue). Therefore, for the fiscal year ended March 31, 2019, approximately $530 million of revenue for future update rights are now presented as service revenue under the New Revenue Standard as compared to product revenue under the Old Revenue Standard.

•
Sales returns and price protection reserves. Upon adoption, our sales returns and price protection reserves are now presented within accrued and other liabilities (previously, these allowances were presented as contra-assets within receivables on our Consolidated Balance Sheets). We reclassified $158 million of sales returns and price protection reserves on April 1, 2018.

The adoption of the New Revenue Standard impacted our Consolidated Balance Sheet as of March 31, 2019 and our Consolidated Statements of Operations for the fiscal year ended March 31, 2019 as follows:

	As of March 31, 2019
BALANCE SHEETS (In millions)	Under New Revenue Standard	Under Old Revenue Standard	$ Change
Assets
Receivables, net	$623	$473	$150
Other current assets	313	311	2
Deferred income taxes, net	35	86	(51)
Other assets	114	112	2

Liabilities
Accrued and other current liabilities
Sales return and price protection reserves	$150	$—	$150
Deferred net revenue (other)	94	362	(268)
Deferred net revenue (online-enabled games)	1,100	1,404	(304)
Other liabilities	132	120	12

Stockholders’ Equity
Retained earnings	$5,358	$4,835	$523
Accumulated other comprehensive loss	(30)	(20)	(10)

	Year Ended March 31, 2019
(In millions, except per share data)	Under New Revenue Standard	Under Old Revenue Standard	$ Change	% Change
Net revenue:
Product	$1,593	$2,204	$(611)	(28)%
Service and other	3,357	2,639	718	27%
Total net revenue	4,950	4,843	107	2%
Cost of revenue:
Product	517	637	(120)	(19)%
Service and other	805	497	308	62%
Total cost of revenue	1,322	1,134	188	17%
Gross profit	3,628	3,709	(81)	(2)%
Operating expenses:
Total operating expenses	2,632	2,632	—	—%
Operating income	996	1,077	(81)	(8)%
Interest and other income (expense), net	83	83	—	—%
Income before provision for income taxes	1,079	1,160	(81)	(7)%
Provision for income taxes	60	74	(14)	(19)%
Net income	$1,019	$1,086	$(67)	(6)%
Earnings per share:
Basic	$3.36	$3.58	$(0.22)	(6)%
Diluted	$3.33	$3.55	$(0.22)	(6)%

Refer to the following sections of our Consolidated Financial Statements for the additional disclosures required by the New Revenue Standard:

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

•
See Note 10 — Balance Sheet Details, for a discussion on our contract liabilities (“deferred net revenue”) and our remaining performance obligations. We had an immaterial amount of contract assets as of April 1, 2018 and March 31, 2019.

•	See Note 18 — Segment Information, for our disaggregations of revenue.
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
Other Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this standard to increase transparency and comparability among organizations by recognizing right-of-use lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which provides entities with optional transition relief by allowing entities to use the effective date of the new lease standard as the date of initial application on transition, instead of at the beginning of the earliest comparative period presented. We will adopt this standard using this optional transition method beginning in the first quarter of fiscal year 2020, when the updated guidance is effective for us, and accordingly, we will not adjust prior periods for the effects of the new lease standard. Additionally, we will elect to apply the package of practical expedients, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our assessment of initial direct costs for any leases that exist prior to adoption of the new lease standard. While we are continuing to evaluate the impact of this new standard, we estimate approximately $200 million to $300 million would be recognized on our Consolidated Balance Sheet upon adoption as a result of establishing right-of-use lease assets and liabilities for our operating leases with terms of more than 12 months. We do not expect this new standard to have a material impact on our Consolidated Statements of Operations or Cash Flows.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This update is intended to make more financial and nonfinancial hedging strategies eligible for hedge accounting. It eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The recognition of the amount historically excluded from the assessment of hedge effectiveness for our cash flow hedges under the new guidance will be recognized into the consolidated statement of operations at contract maturity rather than over the contract term, and will be recognized into net revenue or research and development expenses, as appropriate. ASU 2017-12 also amends the disclosure requirements by requiring revised tabular disclosures that focus on the effect of hedge accounting by income statement line. This update is effective for us beginning in the first quarter of fiscal year 2020. We do not expect the adoption to have a material impact on our Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This update replaces the existing incurred loss impairment model with an expected loss model. It also requires credit losses related to available-for-sale debt securities to be recognized as an allowance for credit losses rather than as a reduction to the carrying value of the securities. ASU 2016-13 is effective for us beginning in the first quarter of fiscal year 2021. We are currently evaluating the impact of this new standard on our Consolidated Financial Statements and related disclosures.

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Our short-term investments are evaluated for impairment quarterly. We consider various factors in determining whether we should recognize an impairment charge, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and any contractual terms impacting the prepayment or settlement process. If we conclude that an investment is other-than-temporarily impaired, we recognize an impairment charge at that time in our Consolidated Statements of Operations. Based on our evaluation, we did not consider any of our investments to be other-than-temporarily impaired as of March 31, 2019 and 2018.
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
We capitalize costs associated with internal-use software development once a project has reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the software, and payroll and payroll-related expenses for employees who are directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. Once the internal-use software is ready for its intended use, the assets are depreciated on a straight-line basis over each asset’s estimated useful life, which is generally three years. The net book value of capitalized costs associated with internal-use software was $37 million and $35 million as of March 31, 2019 and 2018, respectively.

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
Goodwill Impairment
In assessing impairment on our goodwill, we first analyze qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a goodwill impairment test. The qualitative factors we assess include long-term prospects of our performance, share price trends and market capitalization, and Company specific events. If we conclude it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, we do not need to perform an impairment test. If based on that assessment, we believe it is more likely than not that the fair value of the reporting unit is less than its carrying value we will measure goodwill for impairment by applying fair value-based tests at the reporting unit level. Reporting units are determined by the components of operating segments that constitute a business for which (1) discrete financial information is available, (2) segment management regularly reviews the operating results of that component, and (3) whether the component has dissimilar economic characteristics to other components. As of March 31, 2019, we have only one reportable segment, which represents our only operating segment.
Revenue Recognition

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

•
subscriptions, such as Origin Access, Origin Access Premier and EA Access, that generally offers access to a selection of full games, in-game content, online services and other benefits typically for a recurring monthly or annual fee; and

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

Certain of our full game and/or extra content are sold to resellers with a contingency that the full game and/or extra content cannot be resold prior to a specific date (“Street Date Contingency”). We recognize revenue for transactions that have a Street Date Contingency when the Street Date Contingency is removed and the full game and/or extra content can be resold by the reseller. For digital full game and/or extra content downloads sold to customers, we recognize revenue when the full game and/or extra content is made available for download to the customer.

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

Concentration of Credit Risk, Significant Customers, and Platform Partners
We extend credit to various digital resellers, channel and platform partners. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. Although we generally do not require collateral, we perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. Invoices are aged based on contractual terms with our customers. The provision for doubtful accounts is recorded as a charge to general and administrative expense when a potential loss is identified. Losses are written off against the allowance when the receivable is determined to be uncollectible. At March 31, 2019, we had two customers who accounted for approximately 34 percent and 33 percent of our consolidated gross receivables, respectively. At March 31, 2018, we had three customers who accounted for 39 percent, 21 percent, and 10 percent of our consolidated gross receivables, respectively.

A majority of our sales are made via digital resellers, channel and platform partners. During the fiscal years 2019, 2018, and 2017, approximately 65 percent, 67 percent, and 64 percent, respectively, of our net revenue was derived from our top ten customers and/or platform partners. Though our products and services are available to consumers through a variety of retailers, digital resellers and directly through us, the concentration of our sales in one, or a few, large customers or platform partners could lead to a short-term disruption in our sales if one or more digital resellers, channel or platform partners significantly reduced their purchases or ceased to carry our products and services, and could make us more vulnerable to collection risk if one or more of these large customers or platform partners became unable to pay for our products or declared bankruptcy.

Currently, a majority of our revenue is derived through sales of products and services playable on hardware consoles from Sony and Microsoft. For the fiscal years ended March 31, 2019, 2018 and 2017, our net revenue for products and services on Sony’s PlayStation 3 and 4, and Microsoft’s Xbox 360 and One consoles (combined across all four platforms) was 66 percent, 70 percent, and 70 percent, respectively. These platform partners have significant influence over the products and services that we offer on their platforms. Our agreements with Sony and Microsoft typically give significant control to them over the approval, manufacturing and distribution of our products and services that are distributed through their platform, which could, in certain circumstances, leave us unable to get our products and services approved, manufactured or distributed to customers.
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
We are also reimbursed by our vendors for certain advertising costs incurred by us that benefit our vendors. Such amounts are recognized as a reduction of marketing and sales expense if the advertising (1) is specific to the vendor, (2) represents an identifiable benefit to us, and (3) represents an incremental cost to us. Otherwise, vendor reimbursements are recognized as a reduction of the cost incurred with the same vendor. Vendor reimbursements of advertising costs of $46 million, $45 million, and $53 million reduced marketing and sales expense for the fiscal years ended March 31, 2019, 2018 and 2017, respectively. For the fiscal years ended March 31, 2019, 2018 and 2017, advertising expense, net of vendor reimbursements, totaled approximately $271 million, $261 million, and $281 million, respectively.
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
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Net foreign currency transaction gains (losses) of $(9) million, $18 million, and $(40) million for the fiscal years ended March 31, 2019, 2018 and 2017, respectively, are included in interest and other income (expense), net, in our Consolidated Statements of Operations. These net foreign currency transaction gains (losses) are partially offset by net gains (losses) on our foreign currency forward contracts of $50 million, $(16) million, and $46 million for the fiscal years ended March 31, 2019, 2018 and 2017, respectively. See Note 5 for additional information on our foreign currency forward contracts.
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

The U.S. Tax Act creates new U.S. taxes on foreign earnings. An accounting policy election is available to either recognize the deferred tax impacts of the U.S. taxes on foreign earnings or to account for them as a period cost. We have elected to account for the impacts of these new taxes as a period cost.
Share Repurchases

Shares of our common stock repurchased pursuant to our repurchase program are retired. The purchase price of such repurchased shares of common stock is recorded as a reduction to additional paid-in-capital. If the balance in additional paid-in-capital is exhausted, the excess is recorded as a reduction to retained earnings.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2019 and 2018, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2019	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$23	$23	$—	$—	Cash equivalents
Money market funds	2,704	2,704	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	327	—	327	—	Short-term investments and cash equivalents
U.S. Treasury securities	294	294	—	—	Short-term investments and cash equivalents
U.S. agency securities	57	—	57	—	Short-term investments and cash equivalents
Commercial paper	233	—	233	—	Short-term investments and cash equivalents
Foreign government securities	58	—	58	—	Short-term investments and cash equivalents
Asset-backed securities	55	—	55	—	Short-term investments and cash equivalents
Certificates of deposit	2	—	2	—	Short-term investments and cash equivalents
Foreign currency derivatives	33	—	33	—	Other current assets and other assets
Deferred compensation plan assets (a)	11	11	—	—	Other assets
Total assets at fair value	$3,797	$3,032	$765	$—
Liabilities
Contingent consideration (b)	$136	$—	$—	$136	Accrued and other current liabilities
Foreign currency derivatives	16	—	16	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	12	12	—	—	Other liabilities
Total liabilities at fair value	$164	$12	$16	$136

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2018	$122
Additions	—
Change in fair value	14
Balance as of March 31, 2019	$136

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2018	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$286	$286	$—	$—	Cash equivalents
Money market funds	1,876	1,876	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	624	—	624	—	Short-term investments
U.S. Treasury securities	210	210	—	—	Short-term investments
U.S. agency securities	78	—	78	—	Short-term investments
Commercial paper	150	—	150	—	Short-term investments and cash equivalents
Foreign government securities	52	—	52	—	Short-term investments
Certificates of deposit	2	—	2	—	Cash equivalents
Foreign currency derivatives	4	—	4	—	Other current assets and other assets
Deferred compensation plan assets (a)	10	10	—	—	Other assets
Total assets at fair value	$3,292	$2,382	$910	$—
Liabilities
Contingent consideration (b)	$122	$—	$—	$122	Other liabilities
Foreign currency derivatives	56	—	56	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	11	11	—		Other liabilities
Total liabilities at fair value	$189	$11	$56	$122

(a)	The Deferred Compensation Plan assets consist of various mutual funds. See Note 15 for additional information regarding our Deferred Compensation Plan.

(b)
The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with our acquisition of Respawn Entertainment, LLC (“Respawn”) that is contingent upon the achievement of certain performance milestones. We estimated fair value using a probability-weighted income approach combined with a real options methodology, and applied a discount rate that appropriately captures the risk associated with the obligation. At March 31, 2019, the discount rates used ranged from 2.9 percent to 3.1 percent. See Note 7 for additional information regarding the Respawn acquisition. At March 31, 2018, the discount rates used ranged from 3.3 percent to 3.6 percent.

(4)  FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of March 31, 2019 and 2018, our cash and cash equivalents were $4,708 million and $4,258 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.

Short-Term Investments
Short-term investments consisted of the following as of March 31, 2019 and 2018 (in millions):

	As of March 31, 2019				As of March 31, 2018
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$325	$—	$(1)	$324	$629	$—	$(5)	$624
U.S. Treasury securities	153	—	—	153	212	—	(2)	210
U.S. agency securities	44	—	—	44	79	—	(1)	78
Commercial paper	112	—	—	112	109	—	—	109
Foreign government securities	50	—	—	50	53	—	(1)	52
Asset-backed securities	53	—	—	53	—	—	—	—
Certificates of deposit	1	—	—	1	—	—	—	—
Short-term investments	$738	$—	$(1)	$737	$1,082	$—	$(9)	$1,073
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of March 31, 2019 and 2018 (in millions):

	As of March 31, 2019		As of March 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$449	$448	$521	$520
Due 1 year through 5 years	287	287	561	553
Due after 5 years	2	2	—	—
Short-term investments	$738	$737	$1,082	$1,073

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of March 31, 2019			As of March 31, 2018
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$295	$—	$10	$329	$2	$4
Forward contracts to sell	$1,355	$31	$4	$1,575	$1	$48
The net impact of the effective portion of gains and losses from our cash flow hedging activities in our Consolidated Statements of Operations was a gain of $8 million and $36 million for the fiscal years ended March 31, 2019 and 2017, respectively, and a loss of $5 million for the fiscal year ended March 31, 2018.
During fiscal years ended March 31, 2019, 2018 and 2017, we reclassified an immaterial amount of the ineffective portion of gains or losses resulting from changes in fair value into interest and other income (expense), net.
The amount excluded from the assessment of hedge effectiveness and recognized in interest and other income (expense) was a gain of $25 million and $10 million during fiscal year ended March 31, 2019 and 2018. The amount excluded from the assessment of hedge effectiveness during the fiscal year ended March 31, 2017 was immaterial.
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of March 31, 2019			As of March 31, 2018
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$449	$—	$2	$210	$1	$1
Forward contracts to sell	$394	$2	$—	$257	$—	$3

The effect of foreign currency forward contracts not designated as hedging instruments in our Consolidated Statements of Operations for the fiscal years ended March 31, 2019, 2018 and 2017, was as follows (in millions):

	Statement of Operations Classification	Amount of Gain (Loss) Recognized in the Statement of Operations
		Year Ended March 31,
		2019	2018	2017
Foreign currency forward contracts not designated as hedging instruments	Interest and other income (expense), net	$25	$(26)	$43

(6) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the fiscal years ended March 31, 2019, 2018 and 2017 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2016	$1	$14	$(31)	$(16)
Other comprehensive income (loss) before reclassifications	(3)	54	(17)	34
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(36)	—	(37)
Total other comprehensive income (loss), net of tax	(4)	18	(17)	(3)
Balances as of March 31, 2017	$(3)	$32	$(48)	$(19)
Other comprehensive income (loss) before reclassifications	(9)	(126)	28	(107)
Amounts reclassified from accumulated other comprehensive income (loss)	4	5	(10)	(1)
Total other comprehensive income (loss), net of tax	(5)	(121)	18	(108)
Balances as of March 31, 2018	$(8)	$(89)	$(30)	$(127)
Cumulative-effect adjustment from the adoption of ASC 606	—	22	—	22
Cumulative-effect adjustment from the adoption of ASU 2018-02	—	1	—	1
Balances as of April 1, 2018	$(8)	$(66)	$(30)	$(104)
Other comprehensive income (loss) before reclassifications	6	96	(21)	81
Amounts reclassified from accumulated other comprehensive income (loss)	1	(8)	—	(7)
Total other comprehensive income (loss), net of tax	7	88	(21)	74
Balances as of March 31, 2019	$(1)	$22	$(51)	$(30)

The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the fiscal years ended March 31, 2019, 2018 and 2017 were as follows (in millions):

Statement of Operations Classification	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
	Year Ended March 31,
	2019	2018	2017
(Gains) losses on available-for-sale securities:
Interest and other income (expense), net	$1	$4	$(1)
Total, net of tax	1	4	(1)

(Gains) losses on cash flow hedges from forward contracts:
Net revenue	(18)	10	(37)
Research and development	10	(5)	1
Total, net of tax	(8)	5	(36)

(Gains) losses on foreign currency translation:
Interest and other income (expense), net	—	(10)	—
Total, net of tax	—	(10)	—

Total net (gain) loss reclassified, net of tax	$(7)	$(1)	$(37)

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
The results of operations attributable to the assets and personnel acquired in the GameFly Cloud Gaming acquisition and the fair value of the assets acquired have been included in our Consolidated Financial Statements since the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our Consolidated Statements of Operations.
During the fiscal year ended March 31, 2019, we completed one other acquisition that was not material to our Consolidated Financial Statements.
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
The payment of the contingent consideration is based on the achievement of certain performance milestones through the end of calendar year 2022 at the latest. The maximum amount of contingent consideration we may be required to pay is $140 million. The fair value of the contingent consideration was included in other liabilities on our Consolidated Balance Sheet at March 31, 2018. During the fiscal year ended March 31, 2019, we recognized $14 million of contingent consideration expense in our Consolidated Statements of Operations as a performance milestone was met and the expected outcomes for other performance milestones became more positive. At March 31, 2019, the fair value of the contingent consideration of $136 million is included in accrued and other current liabilities. Subsequent to March 31, 2019, we paid $35 million of contingent consideration.
Subsequent to the acquisition, in the fourth quarter of fiscal year 2018, we also granted an aggregate of $167 million of restricted stock unit awards of our common stock to Respawn employees that is being recognized over a four year period as stock-based compensation expense in research and development in our Consolidated Statements of Operations.
The results of operations of Respawn and the fair value of the assets acquired and liabilities assumed have been included in our Consolidated Financial Statements since the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our Consolidated Statements of Operations.

During the fiscal year ended March 31, 2017, there were no acquisitions.

(8) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2019 are as follows (in millions):

	As of March 31, 2018	Activity	Effects of Foreign Currency Translation	As of March 31, 2019
Goodwill	$2,251	$14	$(5)	$2,260
Accumulated impairment	(368)	—	—	(368)
Total	$1,883	$14	$(5)	$1,892
The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2018 are as follows (in millions):

	As of March 31, 2017	Activity	Effects of Foreign Currency Translation	As of March 31, 2018
Goodwill	$2,075	$171	$5	$2,251
Accumulated impairment	(368)	—	—	(368)
Total	$1,707	$171	$5	$1,883
Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets.
Acquisition-related intangibles, consisted of the following (in millions):

	As of March 31, 2019			As of March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$469	$(427)	$42	$417	$(414)	$3
Trade names and trademarks	161	(121)	40	161	(107)	54
Registered user base and other intangibles	5	(5)	—	5	(5)	—
Carrier contracts and related	85	(85)	—	85	(85)	—
In-process research and development	5	—	5	14	—	14
Total	$725	$(638)	$87	$682	$(611)	$71
The fair value of acquisition-related intangible assets acquired in the GameFly Cloud Gaming acquisition during the three months ended June 30, 2018 was $43 million, all of which was allocated to developed and core technology, and has a useful life of approximately 4.0 years.

Amortization of intangibles for the fiscal years ended March 31, 2019, 2018 and 2017 are classified in the Consolidated Statements of Operations as follows (in millions):

	Year Ended March 31,
	2019	2018	2017
Cost of service and other	$1	$—	$16
Cost of product	3	2	27
Operating expenses	23	9	6
Total	$27	$11	$49

There were no impairment charges for acquisition-related intangible assets during fiscal years 2019 and 2018. During fiscal year 2017, we determined that the carrying value of one of our acquisition-related intangible assets was not recoverable. The acquisition-related intangible asset was measured using Level 3 inputs and was written down to a fair value of zero. We recognized an impairment charge of $15 million in cost of product revenue in our Consolidated Statements of Operations.
Finite-lived acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, currently from 1 to 9 years. As of March 31, 2019 and 2018, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 3.2 years and 4.3 years, respectively.
As of March 31, 2019, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Consolidated Statements of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2020	$30
2021	22
2022	22
2023	8
2024	—
Thereafter	—
Total	$82

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

During fiscal years 2019 and 2018, we did not recognize any material losses or impairment charges on royalty-based commitments. During fiscal year 2017, we determined that the carrying value of certain of our royalty-based assets and certain previously unrecognized minimum royalty-based commitments were not recoverable. We recognized impairment charges of $23 million on the assets and a loss of $19 million on the commitments. Of the total $42 million loss, $10 million was included in cost of service revenue and $32 million was included in research and development expenses in our Consolidated Statements of Operations.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of March 31,
	2019	2018
Other current assets	$53	$68
Other assets	30	34
Royalty-related assets	$83	$102

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

	As of March 31,
	2019	2018
Accrued royalties	$144	$171
Other liabilities	51	74
Royalty-related liabilities	$195	$245
As of March 31, 2019, we were committed to pay approximately $973 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Consolidated Financial Statements. See Note 13 for further information on our developer and licensor commitments.
(10)  BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of March 31, 2019 and 2018 consisted of (in millions):

	As of March 31,
	2019	2018
Computer, equipment and software	$710	$744
Buildings	343	336
Leasehold improvements	139	139
Equipment, furniture and fixtures, and other	80	84
Land	66	66
Construction in progress	21	7
	1,359	1,376
Less: accumulated depreciation	(911)	(923)
Property and equipment, net	$448	$453
Depreciation expense associated with property and equipment was $121 million, $120 million and $115 million for the fiscal years ended March 31, 2019, 2018 and 2017, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of March 31, 2019 and 2018 consisted of (in millions):

	As of March 31,
	2019	2018
Other accrued expenses	$290	$260
Accrued compensation and benefits	238	282
Accrued royalties	144	171
Sales returns and price protection reserves	150	—
Contingent consideration	136	—
Deferred net revenue (other)	94	108
Accrued and other current liabilities	$1,052	$821

Deferred net revenue (other) includes the deferral of subscription revenue, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.

As a result of the adoption of the New Revenue Standard on April 1, 2018, our sales returns and price protection reserves are now classified within accrued and other liabilities (previously, these allowances were classified as a contra-asset within receivables on our Consolidated Balance Sheets).

Deferred net revenue
Deferred net revenue as of March 31, 2019 and April 1, 2018, as adjusted, consisted of (in millions):

	As of March 31, 2019	As of April 1, 2018 (as adjusted)
Deferred net revenue (online-enabled games)	$1,100	$949
Deferred net revenue (other)	94	105
Deferred net revenue (noncurrent)	23	5
Total Deferred net revenue	$1,217	$1,059

During the fiscal year ended March 31, 2019, $3,070 million of revenue was recognized, of which $1,054 million was included in the deferred revenue balance as of April 1, 2018, as adjusted.
Remaining Performance Obligations
As of March 31, 2019, revenue allocated to remaining performance obligations consists of our deferred revenue balance of $1,217 million. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue. We expect to recognize substantially all of these balances as revenue over the next 12 months.

(11)  INCOME TAXES
The components of our income before provision for income taxes for the fiscal years ended March 31, 2019, 2018 and 2017 are as follows (in millions):

	Year Ended March 31,
	2019	2018	2017
Domestic	$170	$440	$382
Foreign	909	1,009	828
Income before provision for income taxes	$1,079	$1,449	$1,210

Provision for income taxes for the fiscal years ended March 31, 2019, 2018 and 2017 consisted of (in millions):

	Current	Deferred	Total
Year Ended March 31, 2019
Federal	$29	$(18)	$11
State	5	—	5
Foreign	42	2	44
	$76	$(16)	$60
Year Ended March 31, 2018
Federal	$138	$197	$335
State	4	9	13
Foreign	61	(3)	58
	$203	$203	$406
Year Ended March 31, 2017
Federal	$86	$96	$182
State	3	9	12
Foreign	51	(2)	49
	$140	$103	$243

Our effective tax rate and resulting provision for income taxes for the fiscal year ended March 31, 2018 were significantly impacted by the U.S. Tax Cuts and Jobs Act (the “U.S. Tax Act”), enacted on December 22, 2017. The U.S. Tax Act significantly revised the U.S. corporate income tax system by, among other things, lowering U.S. corporate income tax rate to

21 percent, generally implementing a territorial tax system and imposing a one-time transition tax on the deemed repatriation of undistributed earnings of foreign subsidiaries (the “Transition Tax”).

We have concluded the accounting under the U.S. Tax Act within the time period set forth in SAB 118, the SEC guidance that allowed for a measurement period of up to one year after the enactment date of the U.S. Tax Act to finalize the recording of the related tax impacts, including the impacts of the Transition Tax, the remeasurement of U.S. deferred tax assets and liabilities as a result of the reduction of the U.S. corporate tax rate, and the accounting policy election related to U.S. taxes on foreign earnings. We recorded tax expense of $235 million related to the U.S. Tax Act for the fiscal year ended March 31, 2018, $192 million of which relates to the Transition Tax. During the fiscal year ended March 31, 2019, we made no material adjustments to our provisional amounts recognized due to the U.S. Tax Act during the fiscal year ended March 31, 2018.

Upon adoption of ASU 2016-09 at the beginning of fiscal year 2018, we reflected excess tax benefits of $20 million and $43 million for the fiscal years ended March 31, 2019 and 2018, respectively, in the Consolidated Statements of Operations as a component of the provision for income taxes. For fiscal year ended March 31, 2017, excess tax benefits of $65 million was recognized in additional paid-in-capital in the Consolidated Balance Sheets.

The differences between the statutory tax expense rate and our effective tax expense rate, expressed as a percentage of income before provision for income taxes, for the fiscal years ended March 31, 2019, 2018 and 2017 were as follows:

	Year Ended March 31,
	2019	2018	2017
Statutory federal tax expense rate	21.0%	31.5%	35.0%
State taxes, net of federal benefit	0.7%	0.8%	1.0%
Differences between statutory rate and foreign effective tax rate	(14.4)%	(19.1)%	(19.3)%
Tax reform	(0.4)%	16.2%	—%
Excess tax benefit	(1.9)%	(3.0)%	—%
Research and development credits	(2.4)%	(1.4)%	(0.7)%
Unremitted earnings of foreign subsidiaries	—%	—%	2.2%
Non-deductible stock-based compensation	2.3%	2.7%	2.3%
Other	0.7%	0.3%	(0.4)%
Effective tax expense rate	5.6%	28.0%	20.1%

We generated income in lower tax jurisdictions primarily related to our European and Asia Pacific businesses that are headquartered in Switzerland.

Prior to the U.S. Tax Act, a substantial majority of undistributed earnings of our foreign subsidiaries were considered to be indefinitely reinvested. As a result of the U.S. Tax Act, substantially all previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Any future earnings of our foreign subsidiaries are generally available for repatriation without a material incremental U.S. tax cost.

The components of net deferred tax assets, as of March 31, 2019 and 2018 consisted of (in millions):

	As of March 31,
	2019	2018
Deferred tax assets:
Accruals, reserves and other expenses	$101	$81
Tax credit carryforwards	140	121
Stock-based compensation	33	24
Net operating loss & capital loss carryforwards	22	23
Total	296	249
Valuation allowance	(162)	(138)
Deferred tax assets, net of valuation allowance	134	111
Deferred tax liabilities:
Amortization and depreciation	(28)	(27)
Change in tax accounting method	(66)	—
Other	(7)	(2)
Total	(101)	(29)
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$33	$82

As of March 31, 2019, we maintained a valuation allowance of $162 million, primarily related to certain U.S. state deferred tax assets and foreign capital loss carryovers, due to uncertainty about the future realization of these assets. In determining the amount of deferred tax assets that are more likely than not to be realized, we evaluated the potential to realize the assets through the utilization of tax loss and credit carrybacks, the reversal of existing taxable temporary differences, future taxable income exclusive of the reversal of existing taxable temporary differences, and certain tax planning strategies.
As of March 31, 2019, we have state net operating loss carry forwards of approximately $598 million of which approximately $7 million is attributable to various acquired companies. These carryforwards, if not fully realized, will begin to expire in 2029. We also have California and Canada tax credit carryforwards of $132 million and $5 million, respectively. The California and Canada tax credit carryforwards can be carried forward indefinitely.

The total unrecognized tax benefits as of March 31, 2019, 2018 and 2017 were $417 million, $457 million and $389 million, respectively. A reconciliation of the beginning and ending balance of unrecognized tax benefits is summarized as follows (in millions):

Balance as of March 31, 2016	$331
Increases in unrecognized tax benefits related to prior year tax positions	3
Decreases in unrecognized tax benefits related to prior year tax positions	(3)
Increases in unrecognized tax benefits related to current year tax positions	64
Decreases in unrecognized tax benefits related to settlements with taxing authorities	—
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(3)
Changes in unrecognized tax benefits due to foreign currency translation	(3)
Balance as of March 31, 2017	389
Increases in unrecognized tax benefits related to prior year tax positions	10
Decreases in unrecognized tax benefits related to prior year tax positions	(12)
Increases in unrecognized tax benefits related to current year tax positions	75
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(7)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(2)
Changes in unrecognized tax benefits due to foreign currency translation	4
Balance as of March 31, 2018	457
Increases in unrecognized tax benefits related to prior year tax positions	—
Decreases in unrecognized tax benefits related to prior year tax positions	(41)
Increases in unrecognized tax benefits related to current year tax positions	43
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(16)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(21)
Changes in unrecognized tax benefits due to foreign currency translation	(5)
Balance as of March 31, 2019	$417
As of March 31, 2019, approximately $236 million of the unrecognized tax benefits would affect our effective tax rate.
Interest and penalties related to estimated obligations for tax positions taken in our tax returns are recognized in income tax expense in our Consolidated Statements of Operations. The combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current other liabilities was approximately $17 million as of March 31, 2019 and $18 million as of March 31, 2018.
We file income tax returns in the United States, including various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions, including Canada, France, Germany, Switzerland and the United Kingdom. We remain subject to income tax examination by the IRS for fiscal years after 2015. In addition, we remain subject to income tax examination for several other jurisdictions including in Germany for fiscal years after 2016, France for fiscal years after 2016, the United Kingdom for fiscal years after 2017, Canada for fiscal years after 2010, and Switzerland for fiscal years after 2009.
We are also currently under income tax examination in the United States for fiscal year 2017, Germany for fiscal years 2013 through 2016, Spain for fiscal years 2014 through 2015, Sweden for fiscal years 2016 through 2017, and India for fiscal years 2009 through 2013.
The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although potential resolution of uncertain tax positions involves multiple tax periods and jurisdictions, it is reasonably possible that a reduction of up to $10 million of unrecognized tax benefits may occur within the next 12 months, some of which, depending on the nature of the settlement or expiration of statutes of limitations, may affect the Company’s income tax provision and therefore benefit the resulting effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements.

Subsequent to the fiscal year ended March 31, 2019, we completed an intra-entity sale of some of our intellectual property rights to our Swiss subsidiary, where our international business is headquartered. The transaction did not result in a taxable gain. Under U.S. GAAP, any profit resulting from this intercompany transaction will be eliminated upon consolidation. However, the transaction resulted in a step-up of the Swiss tax deductible basis in the transferred intellectual property rights and, accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights. As a result, this transaction will result in the recognition of a deferred tax asset, which we estimate at approximately $2.3 billion, subject to a realizability analysis. The deferred tax asset will be recognized as a one-time tax benefit in our consolidated financial statements during the three months ending June 30, 2019. This deferred tax asset will reverse over a 20-year period and is subject to a periodic realizability analysis. The deferred tax asset and the one-time tax benefit will be measured based on the Swiss tax rate expected to apply in the years the asset will be recovered. We will not recognize any deferred taxes related to the U.S. taxes on foreign earnings associated with this transfer due to our policy election to recognize these taxes as a period cost. We do not expect the transaction to impact our cash taxes or our operating cash flow in fiscal year 2020.

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
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of March 31, 2019	As of March 31, 2018
Senior Notes:
3.70% Senior Notes due 2021	$600	$600
4.80% Senior Notes due 2026	400	400
Total principal amount	$1,000	$1,000
Unaccreted discount	(1)	(2)
Unamortized debt issuance costs	(5)	(6)
Net carrying value of Senior Notes	$994	$992

Fair value of Senior Notes (Level 2)	$1,039	$1,038

As of March 31, 2019, the remaining life of the 2021 Notes and 2026 Notes is approximately 1.9 years and 6.9 years, respectively.

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

As of March 31, 2019 and 2018, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for fiscal years 2019, 2018, and 2017 that is included in interest and other income (expense), net on our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2019	2018	2017
Amortization of debt discount	(1)	—	(2)
Amortization of debt issuance costs	(2)	(2)	(2)
Coupon interest expense	(41)	(42)	(42)
Other interest expense	(1)	—	(1)
Total interest expense	$(45)	$(44)	$(47)
(13)  COMMITMENTS AND CONTINGENCIES
Lease Commitments
As of March 31, 2019, we leased certain facilities, furniture and equipment under non-cancelable operating lease agreements. We were required to pay property taxes, insurance and normal maintenance costs for certain of these facilities and any increases over the base year of these expenses on the remainder of our facilities.
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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include, but are not limited to: FIFA (Fédération Internationale de Football Association), FIFPRO Foundation, FAPL (Football Association Premier League Limited), and DFL Deutsche Fußball Liga E.V. (German Soccer League) (professional soccer); Liga Nacional De Futbol Profesional (professional soccer); National Basketball Association and National Basketball Players Association (professional basketball); National Hockey League and NHL Players’ Association (professional hockey); National Football League Properties and PLAYERS Inc. (professional football); William Morris Endeavor Entertainment LLC (professional mixed martial arts); ESPN (content in EA SPORTS games); Disney Interactive (Star Wars); and Fox Digital Entertainment, Inc. (The Simpsons). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.
The following table summarizes our minimum contractual obligations as of March 31, 2019 (in millions):

		Fiscal Year Ending March 31,
	Total	2020	2021	2022	2023	2024	Thereafter
Unrecognized commitments
Developer/licensor commitments	$973	$214	$292	$240	$93	$75	$59
Marketing commitments	377	94	97	85	37	37	27
Operating leases	264	52	54	44	36	28	50
Senior Notes interest	175	38	41	19	19	19	39
Other purchase obligations	92	40	30	19	3	—	—
Total unrecognized commitments	1,881	438	514	407	188	159	175

Recognized commitments
Senior Notes principal and interest	1,003	3	600	—	—	—	400
Transition and other taxes	90	22	23	24	3	5	13
Licensing commitments	78	25	26	27	—	—	—
Total recognized commitments	1,171	50	649	51	3	5	413

Total Commitments	$3,052	$488	$1,163	$458	$191	$164	$588
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Consolidated Financial Statements.
In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of March 31, 2019; however, certain payment obligations may be accelerated depending on the performance of our operating results. Furthermore, up to $30 million of the unrecognized amounts in the table above may be payable, at the licensor’s election, in shares of our common stock, subject to a $10 million maximum during any fiscal year. The number of shares to be issued will be based on their fair market value at the time of issuance.
In addition to what is included in the table above, as of March 31, 2019, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $209 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
In addition to what is included in the table above, as of March 31, 2019, we may be required to pay up to $140 million of cash consideration in connection with the December 1, 2017 acquisition of Respawn based on the achievement of certain performance milestones through the end of calendar year 2022. As of March 31, 2019, we have recorded $136 million of contingent consideration on our Consolidated Balance Sheet representing the estimated fair value. Subsequent to March 31, 2019, we paid $35 million of contingent consideration as a performance milestone was met. As of the date of this filing, the remaining maximum amount that we may be required to pay is $105 million.
Total rent expense for our operating leases was $100 million, $92 million and $91 million for the fiscal years ended March 31, 2019, 2018 and 2017, respectively.
Legal Proceedings
On July 29, 2010, Michael Davis, a former NFL running back, filed a putative class action in the United States District Court for the Northern District of California against the Company, alleging that certain past versions of Madden NFL included the images of certain retired NFL players without their permission. The parties reached a settlement in this matter in March 2019 that was not material to the Company’s financial results and on May 7, 2019, the United States District Court for the Northern District of California dismissed the case.
Governmental authorities in Belgium have sought to limit or discontinue the use of in-game mechanics involving a randomized selection of virtual items. On August 10, 2018, we were notified that the Belgian Gambling Commission made a referral to the Belgian Public Prosecutor’s Office regarding the use such mechanics in the FIFA Ultimate Team service included in FIFA

18. On February 1, 2019, we discontinued the sale of FIFA Points in Belgium after discussions with Belgian authorities. We do not expect Belgian authorities to pursue the matter further. The Company does not believe that its products and services violate applicable gambling laws and continues to engage with appropriate governmental authorities in Belgium.
We are also subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our Consolidated Financial Statements.
(14)  PREFERRED STOCK
As of March 31, 2019 and 2018, we had 10 million shares of preferred stock authorized but unissued. The rights, preferences, and restrictions of the preferred stock may be designated by our Board of Directors without further action by our stockholders.

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

There were an insignificant number of stock options granted during fiscal years 2019, 2018, and 2017.
The estimated assumptions used in the Black-Scholes valuation model to value our ESPP purchase rights were as follows:

	ESPP Purchase Rights
	Year Ended March 31,
	2019	2018	2017
Risk-free interest rate	2.2 - 2.5%	1.1 - 2.0%	0.5 - 0.8%
Expected volatility	29 - 33%	28 - 30%	25 - 32%
Weighted-average volatility	33%	29%	27%
Expected term	6 - 12 months	6 - 12 months	6 - 12 months
Expected dividends	None	None	None

The assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Year Ended March 31,
	2019	2018	2017
Risk-free interest rate	2.6%	1.5 - 1.6%	0.8%
Expected volatility	16 - 47%	17 - 46%	16 - 57%
Weighted-average volatility	28%	28%	29%
Expected dividends	None	None	None
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
Approximately 15.7 million options or 11.0 million restricted stock units were available for grant under our Equity Plan as of March 31, 2019.
Stock Options
Options granted under the Equity Plan generally expire ten years from the date of grant. All outstanding options are fully vested and exercisable.
The following table summarizes our stock option activity for the fiscal year ended March 31, 2019:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2018	1,615	$30.28
Granted	5	106.55
Exercised	(245)	30.00
Forfeited, cancelled or expired	—	—
Outstanding as of March 31, 2019	1,375	$30.63	4.71	$98
Vested and expected to vest	1,375	$30.63	4.71	$98
Exercisable as of March 31, 2019	1,375	$30.63	4.71	$98

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of March 31, 2019, which would have been received by the option holders had all the option holders exercised their options as of that date. The total intrinsic values of stock options exercised during fiscal years 2019, 2018, and 2017 were $24 million, $43 million and $39 million, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.

The following table summarizes outstanding and exercisable stock options as of March 31, 2019:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares (in thousands)	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Prices	Potential Dilution
$11.53 - $22.42	52	0.62	$19.99	—%
26.25 - 26.25	670	4.59	26.25	0.3%
33.60 - 37.12	653	5.16	35.97	0.2%
$11.53 - $37.12	1,375	4.71	$30.63	0.5%

Potential dilution is computed by dividing the options in the related range of exercise prices by 298 million shares of common stock, which were issued and outstanding as of March 31, 2019.
Restricted Stock Units
We grant restricted stock units under our Equity Plan to employees worldwide. Restricted stock units are unfunded, unsecured rights to receive common stock upon the satisfaction of certain vesting criteria. Upon vesting, a number of shares of common stock equivalent to the number of restricted stock units is typically issued net of required tax withholding requirements, if any. Restricted stock units are subject to forfeiture and transfer restrictions. Vesting for restricted stock units is based on the holders’ continued employment with us through each applicable vest date. If the vesting conditions are not met, unvested restricted stock units will be forfeited. Our restricted stock units generally vest over three to four years.
Each restricted stock unit granted reduces the number of shares available for grant by 1.43 shares under our Equity Plan. The following table summarizes our restricted stock units activity, excluding performance-based and market-based restricted stock unit activity which is discussed below, for the fiscal year ended March 31, 2019:

	Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2018	5,948	$94.57
Granted	2,169	128.76
Vested	(2,541)	88.09
Forfeited or cancelled	(616)	109.09
Outstanding as of March 31, 2019	4,960	$111.03

The grant date fair value of restricted stock units is based on the quoted market price of our common stock on the date of grant. The weighted-average grant date fair values of restricted stock units granted during fiscal years 2019, 2018, and 2017 were $128.76, $110.05 and $76.60 respectively. The fair values of restricted stock units that vested during fiscal years 2019, 2018, and 2017 were $300 million, $289 million and $320 million, respectively.
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
The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the fiscal year ended March 31, 2019:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2018	796	$110.51
Granted	—	—
Forfeited or cancelled	(217)	110.51
Outstanding as of March 31, 2019	579	$110.51
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

The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the year ended March 31, 2019:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2018	1,342	$118.35
Granted	573	185.24
Vested	(415)	98.48
Forfeited or cancelled	(542)	136.91
Outstanding as of March 31, 2019	958	$156.49
The weighted-average grant date fair values of market-based restricted stock units granted during fiscal years 2019, 2018, and 2017 were $185.24, $140.93, and $98.04, respectively. The fair values of market-based restricted stock units that vested during fiscal years 2019, 2018, and 2017 were $54 million, $48 million, and $42 million, respectively.

ESPP
Pursuant to our ESPP, eligible employees may authorize payroll deductions of between 2 percent and 10 percent of their compensation to purchase shares of common stock at 85 percent of the lower of the market price of our common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period.
The following table summarizes our ESPP activity for fiscal years ended March 31, 2019, 2018 and 2017:

	Shares Issued (in millions)	Exercise Prices for Purchase Rights	Weighted-Average Fair Values of Purchase Rights
Fiscal Year 2017	0.7	$54.60 - $67.56	$17.93
Fiscal Year 2018	0.6	$67.56 - $99.82	$21.57
Fiscal Year 2019	0.5	$89.46 - $107.51	$31.88
The fair values were estimated on the date of grant using the Black-Scholes valuation model. We issue new common stock out of the ESPP’s pool of authorized shares. As of March 31, 2019, 6.3 million shares were available for grant under our ESPP.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2019	2018	2017
Cost of revenue	$4	$3	$3
Research and development	184	146	109
Marketing and sales	33	32	31
General and administrative	63	61	53
Stock-based compensation expense	$284	$242	$196
During the fiscal years ended March 31, 2019, 2018 and 2017, we recognized $40 million, $29 million and $43 million, respectively, of deferred income tax benefit related to our stock-based compensation expense.
As of March 31, 2019, our total unrecognized compensation cost related to restricted stock units, market-based restricted stock units, and performance-based restricted stock units was $451 million and is expected to be recognized over a weighted-average service period of 1.8 years. Of the $451 million of unrecognized compensation cost, $394 million relates to restricted stock units, $45 million relates to market-based restricted stock units, and $12 million relates to performance-based restricted stock units at a 67 percent average payout. As of March 31, 2019, there were no unrecognized compensation cost related to stock options as they were fully vested.
Deferred Compensation Plan
We have a Deferred Compensation Plan (“DCP”) for the benefit of a select group of management or highly compensated employees and directors, which is unfunded and intended to be a plan that is not qualified within the meaning of section 401(a) of the Internal Revenue Code. The DCP permits the deferral of the annual base salary and/or director cash compensation up to a maximum amount. The deferrals are held in a separate trust, which has been established by us to administer the DCP. The trust is a grantor trust and the specific terms of the trust agreement provide that the assets of the trust are available to satisfy the claims of general creditors in the event of our insolvency. The assets held by the trust are classified as trading securities and are held at fair value on our Consolidated Balance Sheets. The assets and liabilities of the DCP are presented in other assets and other liabilities on our Consolidated Balance Sheets, respectively, with changes in the fair value of the assets and in the deferred compensation liability recognized as compensation expense. The estimated fair value of the assets was $11 million and $10 million as of March 31, 2019 and 2018, respectively. As of March 31, 2019 and 2018, $12 million and $11 million were recorded, respectively, to recognize undistributed deferred compensation due to employees.
401(k) Plan, Registered Retirement Savings Plan and ITP Plan
We have a 401(k) plan covering substantially all of our U.S. employees, a Registered Retirement Savings Plan covering substantially all of our Canadian employees, and an ITP pension plan covering substantially all our Swedish employees. These plans permit us to make discretionary contributions to employees’ accounts based on our financial performance. We contributed an aggregate of $43 million, $31 million and $28 million to these plans in fiscal years 2019, 2018, and 2017, respectively.
Stock Repurchase Program

In May 2015, our Board of Directors authorized a two-year program to repurchase up to $1 billion of our common stock. We repurchased approximately 0.3 million and 6.5 million shares for approximately $31 million and $508 million under this program, respectively, during the fiscal years ended March 31, 2018 and 2017. We completed repurchases under the May 2015 program in April 2017.
In May 2017, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $1.2 billion of our common stock. We repurchased approximately 0.6 million and 5.0 million shares for approximately $76 million and $570 million under this program, respectively, during the fiscal years ended March 31, 2019 and 2018. This program was superseded and replaced by a new stock repurchase program approved in May 2018.
In May 2018, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $2.4 billion of our common stock. This stock repurchase program supersedes and replaces the May 2017 program, and expires on May 31, 2020. Under this program, we may purchase stock in the open market or through privately-negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. We repurchased approximately 10.4 million shares for approximately $1,116 million under this program during the fiscal year ended March 31, 2019. We are actively repurchasing shares under this program.

The following table summarizes total shares repurchased during fiscal years 2019, 2018, and 2017:

	May 2015 Program		May 2017 Program		May 2018 Program		Total
(In millions)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Fiscal Year 2017	6.5	$508	—	$—	—	$—	6.5	$508
Fiscal Year 2018	0.3	$31	5.0	$570	—	$—	5.3	$601
Fiscal Year 2019	—	$—	0.6	$76	10.4	$1,116	11.0	$1,192

(16)  INTEREST AND OTHER INCOME (EXPENSE), NET
Interest and other income (expense), net, for the fiscal years ended March 31, 2019, 2018 and 2017 consisted of (in millions):

	Year Ended March 31,
	2019	2018	2017
Interest expense	(45)	(44)	(47)
Interest income	88	50	25
Net gain (loss) on foreign currency transactions	(9)	18	(40)
Net gain (loss) on foreign currency forward contracts	50	(16)	46
Other income (expense), net	(1)	7	2
Interest and other income (expense), net	$83	$15	$(14)
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

	Year Ended March 31,
(In millions, except per share amounts)	2019	2018	2017
Net income	$1,019	$1,043	$967
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	303	308	303
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	3	4	4
Dilutive potential common shares related to the Convertible Notes (a)	—	—	1
Dilutive potential common shares related to the Warrants (a)	—	—	6
Weighted-average common stock outstanding — diluted	306	312	314
Earnings per share:
Basic	$3.36	$3.39	$3.19
Diluted	$3.33	$3.34	$3.08

(a)
See Note 10 — Financing Arrangements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, for additional information regarding the potential dilutive shares related to our Convertible Notes and Warrants.

The Convertible Notes matured on July 15, 2016 and the Warrants expired on January 12, 2017.

For the fiscal year ended March 31, 2019, 2 million of restricted stock units and market-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. Our performance-based restricted stock units, which are considered contingently issuable shares, are also excluded from the treasury stock method computation because the related performance-based milestones were not achieved as of the end of the fiscal years ended March 31, 2019 and 2018.

For the fiscal years ended March 31, 2018 and 2017, an immaterial amount of restricted stock units and market-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect.

(18)  SEGMENT INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Our CODM currently reviews total company operating results to assess overall performance and allocate resources. As of March 31, 2019, we have only one reportable segment, which represents our only operating segment.

Information about our total net revenue by composition and by platform for the fiscal years ended March 31, 2019, 2018 and 2017 is presented below (in millions):

	Year Ended March 31,
	2019	2018	2017
Net revenue by composition
Full game downloads	$680	$707	$659
Live services	2,216	2,083	1,589
Mobile	814	660	626
Total Digital	3,710	3,450	2,874

Packaged goods and other	1,240	1,700	1,971
Net revenue	$4,950	$5,150	$4,845

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

Packaged goods net revenue includes revenue from software that is sold physically. This includes (1) net revenue from game software sold physically through traditional channels such as brick and mortar retailers, and (2) our software licensing revenue from third parties (for example, makers of console platforms, personal computers or computer accessories) who include certain of our products for sale with their products (for example, OEM bundles). Other revenue includes our non-software licensing revenue.

	Year Ended March 31,
	2019	2018	2017
Platform net revenue
Console	$3,333	$3,635	$3,390
PC / Browser	780	827	773
Mobile	824	672	627
Other	13	16	55
Net revenue	$4,950	$5,150	$4,845
Information about our operations in North America and internationally as of and for the fiscal years ended March 31, 2019, 2018 and 2017 is presented below (in millions):

	Year Ended March 31,
	2019	2018	2017
Net revenue from unaffiliated customers
North America	$1,906	$2,090	$2,119
International	3,044	3,060	2,726
Total	$4,950	$5,150	$4,845

	As of March 31,
	2019	2018
Long-lived assets
North America	$371	$376
International	77	77
Total	$448	$453
We attribute net revenue from external customers to individual countries based on the location of the legal entity that sells the products and/or services. Note that revenue attributed to the legal entity that makes the sale is often not the country where the consumer resides. For example, revenue generated by our Swiss legal entity includes digital revenue from consumers who reside outside of Switzerland, including consumers who reside outside of Europe. Revenue generated by our Swiss legal entity during fiscal years 2019, 2018, and 2017 represents $2,303 million, $2,272 million and $1,886 million or 47 percent, 44 percent and 39 percent of our total net revenue, respectively. Revenue generated in the United States represents over 99 percent of our total North America net revenue. There were no other countries with net revenue greater than 10 percent.
In fiscal year 2019, our direct sales to Sony and Microsoft represented approximately 29 percent and 16 percent of total net revenue, respectively. In fiscal year 2018, our direct sales to Sony and Microsoft represented approximately 27 percent and 16 percent of total net revenue, respectively. In fiscal year 2017, our direct sales to Sony and Microsoft represented approximately 19 percent and 17 percent of total net revenue, respectively.
(19)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended						Year Ended
(In millions, except per share data)	June 30	September 30	December 31		March 31
Fiscal 2019 Consolidated (a)
Net revenue	$1,137	$1,286	$1,289		$1,238		$4,950
Gross profit	922	868	876		962		3,628
Operating income	300	258	242		196		996
Net income	293	255	262		209		1,019
Common Stock
Earnings per share — Basic	$0.96	$0.84	$0.87		$0.70		$3.36
Earnings per share — Diluted	$0.95	$0.83	$0.86		$0.69		$3.33
Fiscal 2018 Consolidated
Net revenue	$1,449	$959	$1,160		$1,582		$5,150
Gross profit	1,295	570	659		1,349		3,873
Operating income (loss)	743	(41)	(21)		753		1,434
Net income (loss)	644	(22)	(186)	(b)	607	(b)	1,043
Common Stock
Earnings (loss) per share — Basic	$2.08	$(0.07)	$(0.60)		$1.98		$3.39
Earnings (loss) per share — Diluted	$2.06	$(0.07)	$(0.60)		$1.95		$3.34

(a)
On April 1, 2018, at the beginning of fiscal year 2019, we adopted the New Revenue Standard, which significantly changes how we recognize and report net revenue. Financial data for periods prior to April 1, 2018 has not been restated. For more information on the New Revenue Standard, see Note 1 under the heading “Recently Adopted Accounting Standards”.

(b)
During the quarters ended December 31, 2017 and March 31, 2018, we recognized tax expense of $176 million and $59 million, respectively, due to the application of the U.S. Tax Act, enacted on December 22, 2017.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Electronic Arts Inc. and subsidiaries (the Company) as of March 30, 2019 and March 31, 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 30, 2019, and the related notes and financial statement schedule (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 30, 2019 and March 31, 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended March 30, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company adopted Accounting Standards Codification Topic 606, Revenue From Contracts with Customers, effective April 1, 2018, using the modified retrospective approach.
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
May 23, 2019

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
KPMG LLP, our independent registered public accounting firm, has issued an auditors’ report on the effectiveness of our internal control over financial reporting. That report appears on page 84.
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B:     Other Information
None.

PART III

Item 10:     Directors, Executive Officers and Corporate Governance
The information required by Item 10, other than the information regarding executive officers, which is included in Part I, Item 1 of this report, is incorporated herein by reference to the information to be included in our 2019 Proxy under the heading “Board of Directors & Corporate Governance.”

Item 11:     Executive Compensation
The information required by Item 11 is incorporated herein by reference to the information to be included in the 2019 Proxy under the headings “Director Compensation and Stock Ownership Guidelines” and “Compensation Discussion and Analysis” and “Executive Compensation” and the subheadings “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12:     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference to the information to be included in the 2019 Proxy under the heading “Security Ownership of Certain Beneficial Owners and Management” and the subheading “Equity Compensation Plan Information.”

Item 13:     Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to the information to be included in the 2019 Proxy under the subheadings “Director Independence,” “Related Person Transaction Policy” and “Certain Relationships and Related Person Transactions.”

Item 14:     Principal Accounting Fees and Services
The information required by Item 14 is incorporated herein by reference to the information to be included in Proposal 3 of the 2019 Proxy under the subheadings “Fees of Independent Auditors” and “Pre-approval Procedures.”

PART IV
Item 15:     Exhibits and Financial Statements

(a)	Documents filed as part of this report
1.   Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 41 of this report.
2.   Financial Statement Schedule: See Schedule II on Page 88 of this report.
3.   Exhibits: The exhibits listed in the accompanying index to exhibits on Page 89 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2019, 2018 and 2017
(In millions)

Allowance for Doubtful Accounts, Price Protection and Returns	Balance at Beginning of Period	Charged to Revenue, Costs and Expenses	Charged (Credited) to Other Accounts		Deductions		Balance at End of Period
Year Ended March 31, 2019	$165	—	(158)	(a)	—		$7
Year Ended March 31, 2018	$145	288	35	(b)	(303)	(c)	$165
Year Ended March 31, 2017	$159	298	(8)	(b)	(304)	(c)	$145

(a)
Upon adoption of the New Revenue Standard, allowances for sales returns and price protection were reclassified to current liabilities as these reserve balances are considered refund liabilities. See Note 1 under the heading “Recently Adopted Accounting Standards”, for additional information on the adoption impact.

(b) Primarily other reclassification adjustments and the translation effect of using the average exchange rate for expense items and the year-end exchange rate for the balance sheet item (allowance account).

(c) Primarily the utilization of returns allowance and price protection reserves.

ELECTRONIC ARTS INC.
2019 FORM 10-K ANNUAL REPORT
EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
3.01	Amended and Restated Certificate of Incorporation	10-Q	000-17948	11/3/2004

3.02	Amended and Restated Bylaws	8-K/A	000-17948	5/27/2016

4.01	Specimen Certificate of Registrant’s Common Stock	10-Q	000-17948	2/6/2018

4.02	Description of Securities				X

4.03	Indenture, dated as of February 24, 2016 by and between Electronic Arts Inc. and U.S. Bank National Association, as Trustee	8-K	000-17948	2/24/2016

4.04	First Supplemental Indenture, dated as of February 24, 2016, between Electronic Arts Inc. and U.S. Bank National Association, as Trustee	8-K	000-17948	2/24/2016

10.01*	Form of Indemnity Agreement with Directors	10-K	000-17948	6/4/2004

10.02*	Electronic Arts Inc. Executive Bonus Plan	8-K	000-17948	5/18/2018

10.03*	Electronic Arts Inc. Deferred Compensation Plan	10-Q	000-17948	8/6/2007

10.04*	Electronic Arts Inc. Change in Control Plan	8-K	000-17948	5/18/2018

10.05*	First Amendment to the Electronic Arts Deferred Compensation Plan, as amended and restated	10-K	000-17948	5/22/2009

10.06*	EA Bonus Plan	8-K	000-17948	5/18/2018

10.07*	EA Bonus Plan Fiscal Year 2019 Addendum	8-K	000-17948	8/3/2018

10.08*	EA Bonus Plan Fiscal Year 2020 Addendum	8-K	000-17948	5/20/2019

10.09*	Form of 2017 Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/22/2017

10.10*	Form of 2018 Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/18/2018

10.11*	Form of 2019 Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/20/2019

10.12*	Form of 2017 Performance-Based Incremental Restricted Stock Unit Agreement	8-K	000-17948	6/7/2017

10.13*	Form of Restricted Stock Unit Award Agreement for Outside Directors	10-Q	000-17948	11/7/2017

10.14*	2000 Equity Incentive Plan, as amended, and related documents	8-K	000-17948	8/1/2016

10.15*	2000 Employee Stock Purchase Plan, as amended	8-K	000-17948	8/1/2016

10.16*	Offer Letter for Employment at Electronic Arts Inc. to Andrew Wilson, dated September 15, 2013	8-K	000-17948	9/17/2013

10.17*	Offer Letter for Employment at Electronic Arts Inc. to Blake Jorgensen, dated July 25, 2012	8-K	000-17948	7/31/2012

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
10.18*	Offer Letter for Employment at Electronic Arts Inc. to Ken Moss, dated June 6, 2014	10-Q	000-17948	8/5/2014

10.19*	Offer Letter for Employment at Electronic Arts Inc. to Chris Bruzzo, dated July 21, 2014	10-Q	000-17948	11/4/2014

10.20*	Offer Letter for Employment at Electronic Arts Inc. to Mala Singh, dated August 27, 2016	10-Q	000-17948	11/8/2016

10.21**	Durango Publisher License Agreement, dated June 29, 2012, by and among Electronic Arts Inc., EA International (Studio & Publishing) Ltd., Microsoft Licensing, GP and Microsoft Corporation	10-K	000-17948	5/21/2014

10.22**
Playstation Global Developer & Publisher Agreement, dated April 1, 2018, by and among Electronic Arts Inc., EA International (Studio & Publishing) Ltd., Sony Interactive Entertainment Inc., Sony Interactive Entertainment LLC, and Sony Interactive Entertainment Europe Ltd
		10-Q	000-17948	8/8/2018

10.23	Credit Agreement, dated March 19, 2015, by and among Electronic Arts Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-17948	3/20/2015

21.1	Subsidiaries of the Registrant				X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS†	XBRL Instance Document				X

101.SCH†	XBRL Taxonomy Extension Schema Document				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Management contract or compensatory plan or arrangement.
**
Confidential portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment that was granted in accordance with Exchange Act Rule 24b-2.

†
Attached as Exhibit 101 to this Annual Report on Form 10-K for the year ended March 31, 2019 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income (Loss), (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC ARTS INC.
By:	/s/ Andrew Wilson
Andrew Wilson
Chief Executive Officer
Date: May 23, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 23rd of May 2019.

Name	Title

/s/ Andrew Wilson	Chief Executive Officer
Andrew Wilson

/s/ Blake Jorgensen	Chief Operating Officer and
Blake Jorgensen	Chief Financial Officer

/s/ Kenneth A. Barker	Chief Accounting Officer
Kenneth A. Barker	(Principal Accounting Officer)

Directors:
/s/ Lawrence F. Probst III	Chairman of the Board
Lawrence F. Probst III

/s/ Leonard S. Coleman	Director
Leonard S. Coleman

/s/ Jay C. Hoag	Director
Jay C. Hoag

/s/ Jeffrey T. Huber	Director
Jeffrey T. Huber

/s/ Talbott Roche	Director
Talbott Roche

/s/ Richard A. Simonson	Director
Richard A. Simonson

/s/ Luis A. Ubiñas	Director
Luis A. Ubiñas

/s/ Heidi Ueberroth	Director
Heidi Ueberroth

/s/ Andrew Wilson	Director
Andrew Wilson