Form 10-Q
period 2019-06-30
ELECTRONIC ARTS INC.
filed 2019-08-06
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission File No. 000-17948
ELECTRONIC ARTS INC.
(Exact name of registrant as specified in its charter)

Delaware		94-2838567
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

209 Redwood Shores Parkway		94065
Redwood City	California
(Address of principal executive offices)		(Zip Code)
(650) 628-1500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	EA	NASDAQ Global Select Market
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐		☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
As of August 2, 2019, there were 294,707,491 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2019

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	June 30, 2019	March 31, 2019 (a)
ASSETS
Current assets:
Cash and cash equivalents	$3,533	$4,708
Short-term investments	1,654	737
Receivables, net	329	623
Other current assets	284	313
Total current assets	5,800	6,381
Property and equipment, net	446	448
Goodwill	1,892	1,892
Acquisition-related intangibles, net	80	87
Deferred income taxes, net	1,208	35
Other assets	323	114
TOTAL ASSETS	$9,749	$8,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56	$113
Accrued and other current liabilities	915	1,052
Deferred net revenue (online-enabled games)	679	1,100
Total current liabilities	1,650	2,265
Senior notes, net	995	994
Income tax obligations	345	233
Deferred income taxes, net	2	2
Other liabilities	272	132
Total liabilities	3,264	3,626
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 296 and 298 shares issued and outstanding, respectively	3	3
Additional paid-in capital	—	—
Retained earnings	6,499	5,358
Accumulated other comprehensive loss	(17)	(30)
Total stockholders’ equity	6,485	5,331
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,749	$8,957
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended June 30,
(In millions, except per share data)	2019	2018
Net revenue:
Product	$166	$202
Service and other	1,043	935
Total net revenue	1,209	1,137
Cost of revenue:
Product	35	68
Service and other	152	147
Total cost of revenue	187	215
Gross profit	1,022	922
Operating expenses:
Research and development	381	362
Marketing and sales	110	140
General and administrative	110	114
Acquisition-related contingent consideration	1	—
Amortization of intangibles	5	6
Total operating expenses	607	622
Operating income	415	300
Interest and other income (expense), net	21	19
Income before provision for (benefit from) income taxes	436	319
Provision for (benefit from) income taxes	(985)	26
Net income	$1,421	$293
Earnings per share:
Basic	$4.78	$0.96
Diluted	$4.75	$0.95
Number of shares used in computation:
Basic	297	306
Diluted	299	310
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended June 30,
(In millions)	2019	2018
Net income	$1,421	$293
Other comprehensive income, net of tax:
Net gains on available-for-sale securities	3	—
Net gains on derivative instruments	9	93
Foreign currency translation adjustments	1	(15)
Total other comprehensive income, net of tax	13	78
Total comprehensive income	$1,434	$371

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except per share data)	Shares	Amount
Balances as of March 31, 2019	298,107	$3	$—	$5,358	$(30)	$5,331
Total comprehensive income	—	—	—	1,421	13	1,434
Stock-based compensation	—	—	73	—	—	73
Issuance of common stock	985	—	(48)	—	—	(48)
Repurchase and retirement of common stock	(3,205)	—	(25)	(280)	—	(305)
Balances as of June 30, 2019	295,887	$3	$—	$6,499	$(17)	$6,485

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except per share data)	Shares	Amount
Balances as of March 31, 2018	306,370	$3	$657	$4,062	$(127)	$4,595
Cumulative-effect adjustment from the adoption of ASC 606	—	—	—	590	22	612
Cumulative-effect adjustment from the adoption of ASU 2018-02	—	—	—	(1)	1	—
Total comprehensive income	—	—	—	293	78	371
Stock-based compensation	—	—	70	—	—	70
Issuance of common stock	1,280	—	(88)	—	—	(88)
Repurchase and retirement of common stock	(2,264)	—	(300)	—	—	(300)
Balances as of June 30, 2018	305,386	$3	$339	$4,944	$(26)	$5,260

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three Months Ended June 30,
(In millions)	2019	2018
OPERATING ACTIVITIES
Net income	$1,421	$293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	37	38
Stock-based compensation	73	70
Change in assets and liabilities:
Receivables, net	294	169
Other assets	24	48
Accounts payable	(40)	8
Accrued and other liabilities	(56)	(85)
Deferred income taxes, net	(1,174)	(74)
Deferred net revenue (online-enabled games)	(421)	(347)
Net cash provided by operating activities	158	120
INVESTING ACTIVITIES
Capital expenditures	(45)	(32)
Proceeds from maturities and sales of short-term investments	358	207
Purchase of short-term investments	(1,263)	(228)
Acquisition, net of cash acquired	—	(50)
Net cash used in investing activities	(950)	(103)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	3	1
Cash paid to taxing authorities for shares withheld from employees	(51)	(89)
Repurchase and retirement of common stock	(305)	(300)
Acquisition-related contingent consideration payment	(32)	—
Net cash used in financing activities	(385)	(388)
Effect of foreign exchange on cash and cash equivalents	2	(11)
Decrease in cash and cash equivalents	(1,175)	(382)
Beginning cash and cash equivalents	4,708	4,258
Ending cash and cash equivalents	$3,533	$3,876
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$12	$28
Non-cash investing activities:
Change in accrued capital expenditures	$(18)	$(8)

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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2020 contains 52 weeks and ends on March 28, 2020. Our results of operations for the fiscal year ended March 31, 2019 contained 52 weeks and ended on March 30, 2019. Our results of operations for the three months ended June 30, 2019 and 2018 contained 13 weeks each and ended on June 29, 2019 and June 30, 2018, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, as filed with the United States Securities and Exchange Commission (“SEC”) on May 24, 2019.
Recently Adopted Accounting Standards
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC Topic 842” or the “New Lease Standard”). The FASB issued this standard to increase transparency and comparability among organizations by recognizing right-of-use (“ROU”) lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements.

We adopted the New Lease Standard on April 1, 2019, the beginning of fiscal year 2020, using the optional transition method which allows us to use the effective date of the New Lease Standard as the date of initial application on transition, instead of at the beginning of the earliest comparative period presented. Accordingly, we did not adjust prior periods for the effects of the New Lease Standard. Additionally, we elected to apply the package of practical expedients, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our assessment of initial direct costs for any leases that exist prior to adoption of the new lease standard.

The adoption of the New Lease Standard on April 1, 2019 resulted in the recognition of operating lease ROU assets of $215 million, operating lease liabilities of $50 million, and noncurrent operating lease liabilities of $197 million on our Condensed Consolidated Balance Sheet. Upon transition, we eliminated prepaid rent of $6 million and deferred rent balances of $38 million. Operating lease ROU assets, operating lease liabilities, and noncurrent operating lease liabilities are included in other assets, accrued and other current liabilities, and other liabilities, respectively. The adoption of the New Lease Standard did not have an impact on our Condensed Consolidated Statements of Operations or Cash Flows.

BALANCE SHEETS (In millions)	Balance at March 31, 2019	Adjustments due to New Lease Standard Adoption	Balance at April 1, 2019
Assets
Other current assets	$313	$(6)	$307
Other assets	114	215	329

Liabilities
Accrued and other current liabilities	$1,052	$47	$1,099
Other liabilities	132	162	294

See Note 11 — Leases for additional information on leases.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This update is intended to make more financial and nonfinancial hedging strategies eligible for hedge accounting, simplify the application of hedge accounting by eliminating the requirement to separately measure and report hedge ineffectiveness, and increase transparency around the scope and results of hedging programs. We adopted ASU 2017-12 in the first quarter of fiscal 2020, using a modified-retrospective approach. Upon adoption of ASU 2017-12, we no longer measure and report hedge ineffectiveness separately. We instead present the entire change in the fair value of a hedging instrument in the same Condensed Consolidated Statements of Operations line as the hedged item. Additionally, the amount historically excluded from the assessment of hedge effectiveness for our cash flow hedges is now recognized into the Condensed Consolidated Statements of Operations in the period when the forecasted transaction is recognized. The cumulative-effect adjustment from the adoption had a de minimis impact on our Condensed Consolidated Financial Statements. See Note 4 — Derivative Financial Instruments for more information.
Other Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The update changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This update replaces the existing incurred loss impairment model with an expected loss model. It also requires credit losses related to available-for-sale debt securities to be recognized as an allowance for credit losses rather than as a reduction to the carrying value of the securities. In May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. This update is effective for us beginning in the first quarter of fiscal year 2021. We are currently evaluating the impact of this new standard on our Condensed Consolidated Financial Statements and related disclosures.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2019 and March 31, 2019, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of June 30, 2019	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$24	$24	$—	$—	Cash equivalents
Money market funds	1,319	1,319	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	660	—	660	—	Short-term investments and cash equivalents
U.S. Treasury securities	584	584	—	—	Short-term investments and cash equivalents
U.S. agency securities	31	—	31	—	Short-term investments
Commercial paper	480	—	480	—	Short-term investments and cash equivalents
Foreign government securities	48	—	48	—	Short-term investments
Asset-backed securities	242	—	242	—	Short-term investments
Certificates of deposit	22	—	22	—	Short-term investments and cash equivalents
Foreign currency derivatives	36	—	36	—	Other current assets and other assets
Deferred compensation plan assets (a)	12	12	—	—	Other assets
Total assets at fair value	$3,458	$1,939	$1,519	$—
Liabilities
Contingent consideration (b)	$102	$—	$—	$102	Accrued and other current liabilities
Foreign currency derivatives	5	—	5	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	13	13	—	—	Other liabilities
Total liabilities at fair value	$120	$13	$5	$102

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2019	$136
Change in fair value (c)	1
Payment (d)	(35)
Balance as of June 30, 2019	$102

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of March 31, 2019	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$23	$23	$—	$—	Cash equivalents
Money market funds	2,704	2,704	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	327	—	327	—	Short-term investments and cash equivalents
U.S. Treasury securities	294	294	—	—	Short-term investments and cash equivalents
U.S. agency securities	57	—	57	—	Short-term investments and cash equivalents
Commercial paper	233	—	233	—	Short-term investments and cash equivalents
Foreign government securities	58	—	58	—	Short-term investments and cash equivalents
Asset-backed securities	55	—	55	—	Short-term investments and cash equivalents
Certificates of deposit	2	—	2	—	Short-term investments and cash equivalents
Foreign currency derivatives	33	—	33	—	Other current assets and other assets
Deferred compensation plan assets (a)	11	11	—	—	Other assets
Total assets at fair value	$3,797	$3,032	$765	$—
Liabilities
Contingent consideration (b)	$136	$—	$—	$136	Accrued and other current liabilities
Foreign currency derivatives	16	—	16	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	12	12	—	—	Other liabilities
Total liabilities at fair value	$164	$12	$16	$136

(a)
The Deferred Compensation Plan assets consist of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, for additional information regarding our Deferred Compensation Plan.

(b)
The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with our acquisition of Respawn Entertainment, LLC (“Respawn”) that is contingent upon the achievement of certain performance milestones. We estimated fair value using a probability-weighted income approach combined with a real options methodology, and applied a discount rate that appropriately captures the risk associated with the obligation. At June 30, 2019, the discount rates used ranged from 2.6 percent to 2.7 percent. There were no material changes in the fair value of the contingent consideration during the three months ended June 30, 2019. At March 31, 2019, the discount rates used ranged from 2.9 percent to 3.1 percent. See Note 7 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, for additional information regarding the Respawn acquisition.

(c)	The change in fair value is reported as acquisition-related contingent consideration in our Condensed Consolidated Statements of Operations.

(d) During the three months ended June 30, 2019, we paid $35 million for a performance milestone achieved in connection with our acquisition of Respawn.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of June 30, 2019 and March 31, 2019, our cash and cash equivalents were $3,533 million and $4,708 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.
Short-Term Investments
Short-term investments consisted of the following as of June 30, 2019 and March 31, 2019 (in millions):

	As of June 30, 2019				As of March 31, 2019
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$635	$2	$—	$637	$325	$—	$(1)	$324
U.S. Treasury securities	489	—	—	489	153	—	—	153
U.S. agency securities	31	—	—	31	44	—	—	44
Commercial paper	189	—	—	189	112	—	—	112
Foreign government securities	48	—	—	48	50	—	—	50
Asset-backed securities	242	—	—	242	53	—	—	53
Certificates of deposit	18	—	—	18	1	—	—	1
Short-term investments	$1,652	$2	$—	$1,654	$738	$—	$(1)	$737

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of June 30, 2019 and March 31, 2019 (in millions):

	As of June 30, 2019		As of March 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$1,273	$1,273	$449	$448
Due 1 year through 5 years	367	369	287	287
Due after 5 years	12	12	2	2
Short-term investments	$1,652	$1,654	$738	$737

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
We transact business in various foreign currencies and have significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign currency forward contracts, generally with maturities of 18 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in certain foreign currencies. Our cash flow risks are primarily related to fluctuations in the Euro, British pound sterling, Canadian dollar, Swedish krona, Australian dollar, Chinese yuan, South Korean won and Polish zloty. In addition, we utilize foreign currency forward contracts to mitigate foreign currency exchange risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts not designated as hedging instruments generally have a contractual term of approximately three months or less and are transacted near month-end. We do not use foreign currency forward contracts for speculative trading purposes.

Cash Flow Hedging Activities
Certain of our forward contracts are designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression analysis, as well as other timing and probability criteria. To qualify for hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The derivative assets or liabilities associated with our hedging activities are recorded at fair value in other current assets/other assets, or accrued and other current liabilities/other liabilities, respectively, on our Condensed Consolidated Balance Sheets. The gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The gross amount of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to net revenue or research and development expenses, in our Condensed Consolidated Statements of Operations.
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of June 30, 2019			As of March 31, 2019
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$192	$1	$3	$295	$—	$10
Forward contracts to sell	$1,176	$34	$1	$1,355	$31	$4

The effects of cash flow hedge accounting in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2019 and 2018 are as follows (in millions):

	Amount of Gain (Loss) Recognized in the Statement of Operations
	Three Months Ended June 30,
	2019		2018
	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,209	$381	$1,137	$362
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$16	$(6)	$(14)	$(1)

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

Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of June 30, 2019			As of March 31, 2019
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$426	$1	$—	$449	$—	$2
Forward contracts to sell	$386	$—	$1	$394	$2	$—

The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2019 and 2018 was as follows (in millions):

	Amount of Gain (Loss) Recognized in the Statement of Operations
	Three Months Ended June 30,
	2019	2018
	Interest and other income (expense), net
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$21	$19
Gain (losses) on foreign currency forward contracts not designated as hedging instruments	$(4)	$9

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended June 30, 2019 and 2018 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2019	$(1)	$22	$(51)	$(30)
Other comprehensive income (loss) before reclassifications	3	19	1	23
Amounts reclassified from accumulated other comprehensive income (loss)	—	(10)	—	(10)
Total other comprehensive income (loss), net of tax	3	9	1	13
Balances as of June 30, 2019	$2	$31	$(50)	$(17)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2018	$(8)	$(89)	$(30)	$(127)
Cumulative-effect adjustment from the adoption of ASC 606	—	22	—	$22
Cumulative-effect adjustment from the adoption of ASU 2018-02	—	1	—	$1
Balances as of April 1, 2018	(8)	(66)	(30)	(104)
Other comprehensive income (loss) before reclassifications	—	78	(15)	63
Amounts reclassified from accumulated other comprehensive income (loss)	—	15	—	15
Total other comprehensive income (loss), net of tax	—	93	(15)	78
Balances as of June 30, 2018	$(8)	$27	$(45)	$(26)

The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2019 and 2018 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$(16)	$14
Research and development	6	1
Total net (gain) loss reclassified, net of tax	$(10)	$15

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the three months ended June 30, 2019 are as follows (in millions):

	As of March 31, 2019	Activity	Effects of Foreign Currency Translation	As of June 30, 2019
Goodwill	$2,260	$—	$—	$2,260
Accumulated impairment	(368)	—	—	(368)
Total	$1,892	$—	$—	$1,892

Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets.
Acquisition-related intangibles consisted of the following (in millions):

	As of June 30, 2019			As of March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$469	$(432)	$37	$469	$(427)	$42
Trade names and trademarks	161	(123)	38	161	(121)	40
Registered user base and other intangibles	5	(5)	—	5	(5)	—
Carrier contracts and related	85	(85)	—	85	(85)	—
In-process research and development	5	—	5	5	—	5
Total	$725	$(645)	$80	$725	$(638)	$87

Amortization of intangibles for the three months ended June 30, 2019 and 2018 are classified in the Condensed Consolidated Statement of Operations as follows (in millions):

	Three Months Ended June 30,
	2019	2018
Cost of service and other	$2	$—
Cost of product	—	1
Operating expenses	5	6
Total	$7	$7

Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, ranging from 1 to 9 years. As of June 30, 2019 and March 31, 2019, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 3.0 years and 3.2 years, respectively.
As of June 30, 2019, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Condensed Consolidated Statement of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2020 (remaining nine months)	$23
2021	22
2022	22
2023	8
2024 and thereafter	—
Total	$75

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

During the three months ended June 30, 2019 and 2018, we did not recognize any material losses or impairment charges on royalty-based commitments, respectively.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of June 30, 2019	As of March 31, 2019
Other current assets	$63	$53
Other assets	28	30
Royalty-related assets	$91	$83

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

	As of June 30, 2019	As of March 31, 2019
Accrued royalties	$117	$144
Other liabilities	45	51
Royalty-related liabilities	$162	$195

As of June 30, 2019, we were committed to pay approximately $955 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 12 for further information on our developer and licensor commitments.

(8) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of June 30, 2019 and March 31, 2019 consisted of (in millions):

	As of June 30, 2019	As of March 31, 2019
Computer, equipment and software	$722	$710
Buildings	347	343
Leasehold improvements	145	139
Equipment, furniture and fixtures, and other	83	80
Land	66	66
Construction in progress	22	21
	1,385	1,359
Less: accumulated depreciation	(939)	(911)
Property and equipment, net	$446	$448

During the three months ended June 30, 2019 and 2018, depreciation expense associated with property and equipment was $30 million and $30 million, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities as of June 30, 2019 and March 31, 2019 consisted of (in millions):

	As of June 30, 2019	As of March 31, 2019
Other accrued expenses	$226	$290
Accrued compensation and benefits	206	238
Accrued royalties	117	144
Sales return and price protection reserves	125	150
Contingent consideration	102	136
Deferred net revenue (other)	84	94
Operating lease liabilities (See Note 11)	55	—
Accrued and other current liabilities	$915	$1,052

Deferred net revenue (other) includes the deferral of subscription revenue, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
Deferred net revenue
Deferred net revenue as of June 30, 2019 and March 31, 2019 consisted of (in millions):

	As of June 30, 2019	As of March 31, 2019
Deferred net revenue (online-enabled games)	$679	$1,100
Deferred net revenue (other)	84	94
Deferred net revenue (noncurrent)	20	23
Total Deferred net revenue	$783	$1,217

During the three months ended June 30, 2019, $940 million of revenue was recognized, of which $797 million was included in the deferred revenue balance as of March 31, 2019.
Remaining Performance Obligations
As of June 30, 2019, revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes our deferred revenue balance of $783 million. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue. We expect to recognize substantially all of these balances as revenue over the next 12 months.

(9) INCOME TAXES

The provision for income taxes for the three months ended June 30, 2019 is based on our projected annual effective tax rate for fiscal year 2020, adjusted for specific items that are required to be recognized in the period in which they are incurred.
During the three months ended June 30, 2019, we completed an intra-entity sale of some of our intellectual property rights to our Swiss subsidiary, where our international business is headquartered (the “Swiss intra-entity sale”). The transaction did not result in a taxable gain. Under U.S. GAAP, any profit resulting from this intercompany transaction will be eliminated upon consolidation. However, the transaction resulted in a step-up of the Swiss tax-deductible basis in the transferred intellectual property rights and, accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights. As a result, we recognized a $1.17 billion deferred tax asset, net of the impact of the opinion of the Ninth Circuit Court of Appeals in Altera Corp. v. Commissioner (“the Altera opinion”) on the transaction and the realizability analysis discussed below (the “Swiss Deferred Tax Asset”) during the three months ended June 30, 2019.
During the three months ended June 30, 2019, the Altera opinion was issued, which requires related parties in an intercompany cost-sharing arrangement to share stock-based compensation expenses. This opinion reversed the prior United States Tax Court decision, resulting in a reduction of the Swiss Deferred Tax Asset. We also recognized a liability for approximately $90 million of unrecognized tax benefits related to U.S. uncertain tax positions.

The Swiss Deferred Tax Asset will reverse over a 20-year period and is subject to a periodic realizability analysis. Switzerland allows losses to carry forward for seven-years and does not permit the carry back of losses. The Swiss Deferred Tax Asset and the one-time tax benefit was measured and will be periodically remeasured based on the Swiss tax rate in effectfor the years the asset will be recovered. As of June 30, 2019, we performed a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. This realizability analysis relied upon future taxable income as the primary source of taxable income but considered all available sources of income based on the positive and negative evidence. We gave more weight to evidence that can be objectively verified. As a result of our analysis, we have reduced the Swiss Deferred Tax Asset by approximately $0.1 billion. We will not recognize any deferred taxes related to the U.S. taxes on foreign earnings associated with this transfer due to our policy election to recognize these taxes as a period cost.
Our effective tax rate for the three months ended June 30, 2019 was negative 226 percent, as compared to 8.2 percent for the same period in fiscal year 2019. Excluding the impact of the recognition of the Swiss Deferred Tax Asset and the unrecognized tax benefits associated with the Altera opinion, our effective tax rate for the three months ended June 30, 2019 would have been 21.6 percent, which was higher than the same period in fiscal year 2019 primarily due to the exclusion of our Swiss entity from our annual effective tax rate calculation as a result of an expected ordinary loss for which no tax benefit can be recognized.
When compared to the statutory rate of 21 percent, the effective tax rate for the three months ended June 30, 2019 was significantly lower primarily due to the recognition of the Swiss Deferred Tax Asset and earnings realized in countries that have lower statutory tax rates, partially offset by the recognition of unrecognized tax benefits associated with the Altera opinion.
We file income tax returns and are subject to income tax examinations in various jurisdictions with respect to fiscal years after 2009. The timing and potential resolution of income tax examinations is highly uncertain. While we continue to measure our uncertain tax positions, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued. It is reasonably possible that a reduction of up to $52 million of unrecognized tax benefits may occur within the next 12 months, a portion of which would impact our effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements and tax interpretations.

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
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of June 30, 2019	As of March 31, 2019
Senior Notes:
3.70% Senior Notes due 2021	$600	$600
4.80% Senior Notes due 2026	400	400
Total principal amount	$1,000	$1,000
Unaccreted discount	(1)	(1)
Unamortized debt issuance costs	(4)	(5)
Net carrying value of Senior Notes	$995	$994

Fair value of Senior Notes (Level 2)	$1,056	$1,039

As of June 30, 2019, the remaining life of the 2021 Notes and 2026 Notes is approximately 1.7 years and 6.7 years, respectively.

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

As of June 30, 2019, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for the three months ended June 30, 2019 and 2018 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,
	2019	2018
Amortization of debt issuance costs	$(1)	$(1)
Coupon interest expense	(10)	(10)
Total interest expense	$(11)	$(11)

(11) LEASES

Our leases primarily consist of facility leases for our offices and development studios, data centers, and server equipment, with remaining lease terms up to 10 years. Our lease terms may include options to extend or terminate the lease. When it is reasonably certain that we will exercise that option, we include the renewals or reduced lease terms in our calculation of operating lease liabilities. All of our leases are classified as operating leases.

We determine if an arrangement is or contains a lease at contract inception. The contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In determining if a contract is or contains a lease, we apply judgment whether the contract provides the right to obtain substantially all of the economic benefits, the right to direct, or control the use of the identified asset throughout the period of use.

Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of future lease payments over the lease term. In determining the present value of the future lease payments, we use our incremental borrowing rate as none of our leases provide an implicit rate. Our incremental borrowing rate is an assumed rate based on our credit rating, credit history, current economic environment, and the lease term. Operating lease ROU assets are further adjusted for any payments made, incentives received, and initial direct costs incurred prior to the commencement date.

Operating lease ROU assets are amortized on a straight-line basis over the lease term and recognized as lease expense within cost of revenue or operating expenses on our Condensed Consolidated Statements of Operations. Operating lease liabilities decrease by lease payments we make over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Some of our operating leases contain lease and non-lease components. Non-lease components primarily include fixed payments for common area maintenance and utilities. We elected to account for lease and non-lease components as a single lease component. Variable lease and non-lease components are recognized on our Condensed Consolidated Statements of Operations as incurred.

The components of lease expense are as follows (in millions):

Three Months Ended June 30, 2019
Operating lease costs	$15
Variable lease costs	9
Short-term lease costs	7
Total lease expense	$31

Supplemental cash and noncash information related to our operating leases are as follows (in millions):

Three Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liability	$13
ROU assets obtained in exchange for new lease obligations	$4

Weighted average remaining lease term and discount rate are as follows:

Three Months Ended June 30, 2019
Lease term	5.4 years
Discount rate	3.6%

Operating lease ROU assets and liabilities recorded on our Condensed Consolidated Balance Sheet as of June 30, 2019, are as follows (in millions):

	Balance at April 1, 2019	Balance as of June 30, 2019	Balance Sheet Classification
Operating lease ROU assets	215	206	Other assets

Operating lease liabilities	50	55	Accrued and other current liabilities
Noncurrent operating lease liabilities	197	185	Other liabilities
Total operating lease liabilities	247	240

Future minimum lease payments under operating leases as of June 30, 2019 were as follows (in millions):

Fiscal Years Ending March 31,
2020 (remaining nine months)	$46
2021	56
2022	46
2023	37
2024	29
2025	23
Thereafter	28
Total future lease payments	265
Less imputed interest	(25)
Total operating lease liabilities	$240

Future minimum lease payments as of March 31, 2019, prior to our adoption of the New Lease Standard, were as follows (in millions):

Fiscal Years Ending March 31,
2020	$52
2021	54
2022	44
2023	36
2024	28
Thereafter	50
Total future lease payments	$264

As of June 30, 2019, we do not have any leases that have not yet commenced but that create significant rights and obligations.

(12) COMMITMENTS AND CONTINGENCIES

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

The following table summarizes our minimum contractual obligations as of June 30, 2019 (in millions):

		Fiscal Years Ending March 31,
		2020
		(Remaining
	Total	nine mos.)	2021	2022	2023	2024	2025	Thereafter
Unrecognized commitments
Developer/licensor commitments	$955	$176	$302	$255	$91	$73	$58	$—
Marketing commitments	373	75	100	90	42	40	26	—
Senior Notes interest	165	27	41	20	20	19	19	19
Operating lease imputed interest	25	6	7	5	3	2	1	1
Other purchase obligations	101	32	38	27	4	—	—	—
Total unrecognized commitments	1,619	316	488	397	160	134	104	20

Recognized commitments
Senior Notes principal and interest	1,014	14	600	—	—	—	—	400
Operating leases	240	40	49	41	34	27	22	27
Transition and other taxes	79	11	23	24	3	5	5	8
Licensing commitments	72	19	26	27	—	—	—	—
Total recognized commitments	1,405	84	698	92	37	32	27	435

Total commitments	$3,024	$400	$1,186	$489	$197	$166	$131	$455

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements.
In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of June 30, 2019; however, certain payment obligations may be accelerated depending on the performance of our operating results. Furthermore, up to $20 million of the unrecognized amounts in the table above may be payable, at the licensor’s election, in shares of our common stock, subject to a $10 million maximum during any fiscal year. The number of shares to be issued will be based on their fair market value at the time of issuance.
In addition to what is included in the table above, as of June 30, 2019, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $322 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Also, in addition to what is included in the table above, as of June 30, 2019, we may be required to pay up to $105 million of cash consideration in connection with the December 1, 2017 acquisition of Respawn based on the achievement of certain performance milestones through the end of calendar year 2022. As of June 30, 2019, we have recorded $102 million of contingent consideration on our Condensed Consolidated Balance Sheet representing the estimated fair value.
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

There were no ESPP shares issued during the three months ended June 30, 2019 and 2018. There were an insignificant number of stock options granted during the three months ended June 30, 2019 and 2018.
The assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Three Months Ended June 30,
	2019	2018
Risk-free interest rate	1.8%	2.6%
Expected volatility	15 - 61%	16 - 47%
Weighted-average volatility	29%	28%
Expected dividends	None	None

Stock Options
The following table summarizes our stock option activity for the three months ended June 30, 2019:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2019	1,375	$30.63
Granted	1	94.86
Exercised	(95)	28.04
Forfeited, cancelled or expired	—	—
Outstanding as of June 30, 2019	1,281	$30.89	4.59	$90
Vested and expected to vest	1,281	$30.89	4.59	$90
Exercisable as of June 30, 2019	1,281	$30.89	4.59	$90

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of June 30, 2019, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Units
The following table summarizes our restricted stock unit activity for the three months ended June 30, 2019:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2019	4,960	$111.03
Granted	3,486	92.56
Vested	(1,314)	107.08
Forfeited or cancelled	(124)	114.03
Outstanding as of June 30, 2019	7,008	$102.53

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
The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the three months ended June 30, 2019:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2019	579	$110.51
Granted	—	—
Forfeited or cancelled	—	—
Outstanding as of June 30, 2019	579	$110.51

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
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the three months ended June 30, 2019:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2019	958	$155.64
Granted	785	105.05
Vested	(93)	109.05
Forfeited or cancelled	(260)	137.05
Outstanding as of June 30, 2019	1,390	$133.66

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,
	2019	2018
Cost of revenue	$1	$1
Research and development	49	47
Marketing and sales	7	7
General and administrative	16	15
Stock-based compensation expense	$73	$70

During the three months ended June 30, 2019, we recognized a $6 million deferred income tax benefit related to our stock-based compensation expense. During the three months ended June 30, 2018, we recognized an $8 million deferred income tax benefit related to our stock-based compensation expense.
As of June 30, 2019, our total unrecognized compensation cost related to restricted stock units, market-based restricted stock units, performance-based restricted stock units was $733 million and is expected to be recognized over a weighted-average service period of 2.3 years. Of the $733 million of unrecognized compensation cost, $645 million relates to restricted stock units, $78 million relates to market-based restricted stock units, and $10 million relates to performance-based restricted stock units at 66 percent average payout.
Stock Repurchase Program
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

The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended June 30, 2019 and 2018, we repurchased approximately 3.2 million and 1.7 million shares for approximately $305 million and $224 million, respectively, under this program. We are actively repurchasing shares under this program.

The following table summarizes total shares repurchased during the three months ended June 30, 2019 and 2018:

	May 2017 Program		May 2018 Program		Total
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Three months ended June 30, 2019	—	$—	3.2	$305	3.2	$305
Three months ended June 30, 2018	0.6	$76	1.7	$224	2.3	$300

(14) EARNINGS PER SHARE
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

	Three Months Ended June 30,
(In millions, except per share amounts)	2019	2018
Net income	$1,421	$293
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	297	306
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	2	4
Weighted-average common stock outstanding — diluted	299	310
Earnings per share:
Basic	$4.78	$0.96
Diluted	$4.75	$0.95

For the three months ended June 30, 2019, 2 million of restricted stock units and market-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. Our performance-based restricted stock units, which are considered contingently issuable shares, are also excluded from the treasury stock method computation because the related performance-based milestones were not achieved as of the end of the reporting period.

For the three months ended June 30, 2018, an immaterial amount of restricted stock units and market-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect.

(15) SEGMENT INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Our CODM currently reviews total company operating results to assess overall performance and allocate resources. As of June 30, 2019, we have only one reportable segment, which represents our only operating segment.

Information about our total net revenue by composition and by platform for the three months ended June 30, 2019 and 2018 is presented below (in millions):

	Three Months Ended June 30,
	2019	2018
Net revenue by composition
Full game downloads	$132	$116
Live services	731	610
Mobile	186	231
Total Digital	1,049	957

Packaged goods and other	160	180
Net revenue	$1,209	$1,137

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

	Three Months Ended June 30,
	2019	2018
Platform net revenue
Console	$760	$705
PC / Browser	249	197
Mobile	196	233
Other	4	2
Net revenue	$1,209	$1,137

Information about our operations in North America and internationally as of and for the three months ended June 30, 2019 and 2018 is presented below (in millions):

	Three Months Ended June 30,
	2019	2018
Net revenue from unaffiliated customers
North America	$490	$442
International	719	695
Net revenue	$1,209	$1,137

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of June 29, 2019, the related condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended June 29, 2019 and June 30, 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of March 30, 2019, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 23, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 30, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
August 6, 2019

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate”, “plan”, “predict”, “seek”, “goal”, “will”, “may”, “likely”, “should”, “could” (and the negative of any of these terms), “future” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, projections of markets relevant to our business, uncertain events and assumptions and other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements consist of, among other things, statements related to industry prospects, our future financial performance, and our business plans and objectives, and may include certain assumptions that underlie the forward-looking statements. These forward-looking statements are not guarantees of future performance and reflect management’s current expectations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that might cause or contribute to such differences include those discussed in Part II, Item 1A of this Quarterly Report under the heading “Risk Factors” in, as well as in other documents we have filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended June 30, 2019, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 as filed with the SEC on May 24, 2019 and in other documents we have filed with the SEC.
About Electronic Arts
We are a global leader in digital interactive entertainment, with a mission to inspire the world to play. We develop, market, publish and deliver games and services that can be played and watched on a variety of platforms, including game consoles, PCs, mobile phones and tablets. In our games and services, we use brands that we either wholly own (such as Battlefield, The Sims, Apex Legends, Anthem, Need for Speed and Plants v. Zombies) or license from others (such as FIFA, Madden NFL and Star Wars). We develop and publish games and services across diverse genres such as sports, first-person shooter, action, role-playing and simulation, and offer our games and services through diverse business models and distribution channels, such as retail, download, subscription and free-to-play. We believe that the breadth and depth of our portfolio and our flexibility in business models and distribution channels provide us with strategic advantages.
Financial Results
Our key financial results for our fiscal quarter ended June 30, 2019 were as follows:

•	Total net revenue was $1,209 million, up 6 percent year-over-year. On a constant currency basis, we estimate total net revenue would have been $1,219 million, up 7 percent year-over-year.

•	Digital net revenue was $1,049 million, up 10 percent year-over-year.

•	Gross margin was 84.5 percent, up 3.4 percentage points year-over-year.

•	Operating expenses were $607 million, down 2 percent year-over-year. On a constant currency basis, we estimate that operating expenses would have been $616 million, down 1 percent year over year.

•	Operating income was $415 million, up 38 percent year-over-year.

•	Net income was $1,421 million with diluted earnings per share of $4.75.

•	Operating cash flow was $158 million, up 32 percent year-over-year.

•	Total cash, cash equivalents and short-term investments were $5,187 million.

•	We repurchased 3.2 million shares of our common stock for $305 million.

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

Trends in Our Business

Digital Business. Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs, and engage with the live services that we provide on an ongoing basis. Our live services provide additional depth and engagement opportunities for our players and include extra content, subscriptions, and esports. Our net revenue attributable to live services comprised 45 percent of our total net revenue during fiscal year 2019 and we expect that live services net revenue will continue to be material to our business. Our most popular live service is the Ultimate Team mode associated with our sports franchises. Ultimate Team allows players to collect current and former professional players in order to build and compete as a personalized team. Net revenue from Ultimate Team represented approximately 28 percent of our total net revenue during fiscal year 2019, a substantial portion of which was derived from FIFA Ultimate Team. Our digital transformation also is creating opportunities in platforms, content models and the way in which players engage with our games and services. For example, we have leveraged brands and assets from franchises historically associated traditional gaming, such as FIFA, Madden NFL, The Sims, SimCity and Star Wars, to create free-to-play games that are monetized through live services provided with the game. We also offer subscription services, such as EA Access, Origin Access and Origin Access Premier as, we look to build deeper relationships with our players and offer increased choice and flexibility for our players to try new games.
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

Net Bookings. In order to improve transparency into our business, we disclose an operating performance metric, net bookings. Net bookings is defined as the net amount of products and services sold digitally or sold-in physically in the period. Net bookings is calculated by adding total net revenue to the change in deferred net revenue for online-enabled games and mobile platform fees.

The following is a calculation of our total net bookings for the periods presented:

	Three Months Ended June 30,
(In millions)	2019	2018
Total net revenue	$1,209	$1,137
Change in deferred net revenue (online-enabled games)	(427)	(339)
Mobile platform fees	(39)	(49)
Net bookings	$743	$749

Net bookings were $743 million for the three months ended June 30, 2019 driven by sales related to FIFA Ultimate Team, The Sims 4 and Apex Legends, approximately flat as compared to the three months ended June 30, 2018. Digital net bookings were $701 million for the three months ended June 30, 2019, approximately flat as compared to the three months ended June 30, 2018. During the three months ended June 30, 2019, live services grew by $54 million or 12 percent year-over-year, primarily due to Apex Legends and The Sims 4, partially offset by Battlefield 1. This increase was partially offset by a decrease of $25 million or 17 percent in our mobile business due to declines from aging titles, and a decrease of $21 million or 22 percent in full game downloads due to net bookings associated with A Way Out during the three months ended June 30, 2018 and FIFA 18 World Cup promotion.

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

Since we do not sell the performance obligations on a stand-alone basis, we consider market conditions and other observable inputs to estimate the stand-alone selling price for each performance obligation. For Games with Services, generally 75 percent of the sales price is allocated to the software license performance obligation and recognized at a point in time when control of the license has been transferred to the customer (which is usually at or near the same time as the booking of the transaction). The remaining 25 percent is allocated to the future update rights and the online hosting performance obligations and recognized ratably as the service is provided (over the Estimated Offering Period).

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

In addition to considering forecasts of future taxable income, we are also required to evaluate and quantify other possible sources of taxable income in order to assess the realization of our deferred tax assets, namely the reversal of existing deferred tax liabilities, the carryback of losses and credits as allowed under current tax law, and the implementation of tax planning strategies. Evaluating and quantifying these amounts involves significant judgments. Each source of income must be evaluated based on all positive and negative evidence and; this evaluation may involve assumptions about future activity. Certain taxable temporary differences that are not expected to reverse during the carry forward periods permitted by tax law cannot be considered as a source of future taxable income that may be available to realize the benefit of deferred tax assets.

During the three months ended June 30, 2019, we completed the Swiss intra-entity sale. The transaction did not result in a taxable gain. Under U.S. GAAP, any profit resulting from this intercompany transaction will be eliminated upon consolidation. However, the transaction resulted in a step-up of the Swiss tax-deductible basis in the transferred intellectual property rights and, accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights. As a result, we recognized the $1.17 billion Swiss Deferred Tax Asset during the three months ended June 30, 2019 and expect to recognize an additional approximately $0.6 billion tax benefit in fiscal 2020 as tax reforms in Switzerland are enacted.

During the three months ended June 30, 2019, the Altera opinion was issued which requires related parties in an intercompany cost-sharing arrangement to share stock-based compensation expenses. This opinion reversed the prior United States Tax Court decision, resulting in a reduction of the Swiss Deferred Tax Asset. We also recognized a liability for approximately $90 million of unrecognized tax benefits related to U.S. uncertain tax positions.

As of June 30, 2019, we performed a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. Our Swiss Deferred Tax Asset realizability analysis relied upon future taxable income as the primary source of taxable income but considered all available sources of income based on the positive and negative evidence. We gave more weight to evidence that can be objectively verified. However, there was significant judgment involved in estimating future taxable income over the 20-year period over which the Swiss Deferred Tax Asset will reverse, specifically around assumptions about expected growth rates of future Swiss taxable income. Actual results that differ materially from those estimates could have a material impact on our valuation allowance assessment. As a result of our analysis, we reduced the Swiss Deferred Tax Asset by approximately $0.1 billion.

The Swiss Deferred Tax Asset is subject to a periodic realizability analysis which will consider many factors including, but not limited to, material changes in expected future Swiss taxable income. Switzerland has a seven-year carryforward period and does not permit the carry back of losses. The Swiss Deferred Tax Asset and the one-time tax benefit was measured and will be periodically remeasured based on the Swiss tax rate in effect for the years the asset will be recovered. We will not recognize any deferred taxes related to the U.S. taxes on foreign earnings associated with this transfer due to our policy election to recognize these taxes as a period cost. We do not expect the transaction to impact our cash taxes or our operating cash flow in fiscal year 2020.

Our foreign subsidiaries will generally be subject to U.S. tax and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, they will not be indefinitely reinvested. Any earnings in excess of these amounts are indefinitely reinvested. As of June 30, 2019, we have $0.7 billion that is indefinitely reinvested, which consists of both prior and current year earnings.

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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2020 contains 52 weeks and ends on March 28, 2020. Our results of operations for the fiscal year ended March 31, 2019 contained 52 weeks and ended on March 30, 2019. Our results of operations for the three months ended June 30, 2019 and 2018 contained 13 weeks each and ended on June 29, 2019 and June 30, 2018, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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

Net Revenue Quarterly Analysis

Net Revenue

For the three months ended June 30, 2019, net revenue was $1,209 million and increased $72 million, or 6 percent, as compared to the three months ended June 30, 2018. This increase was driven by a $223 million increase in revenue primarily from Apex Legends and Anthem. This increase was partially offset by a $151 million decrease in revenue primarily from the Star Wars, FIFA and Need for Speed franchises.

Net Revenue by Product Revenue and Service and Other Revenue

Our Net Revenue by Product revenue and Service and other revenue for the three months ended June 30, 2019 and 2018 was as follows (in millions):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Net revenue:
Product	$166	$202	$(36)	(18)%
Service and other	1,043	935	108	12%
Total net revenue	$1,209	$1,137	$72	6%

Product Revenue

For the three months ended June 30, 2019, Product net revenue was $166 million, primarily driven by The Sims 4, FIFA 19, and FIFA Online 4. Product net revenue for the three months ended June 30, 2019 decreased $36 million, or 18 percent, as compared to the three months ended June 30, 2018. This decrease was driven by a $66 million decrease primarily from the FIFA franchise. This decrease was partially offset by a $30 million increase primarily from The Sims franchise.

Service and Other Revenue

For the three months ended June 30, 2019, Service and other net revenue was $1,043 million, primarily driven by FIFA Ultimate Team, Apex Legends and Anthem. Service and other net revenue for the three months ended June 30, 2019 increased $108 million, or 12 percent, as compared to the three months ended June 30, 2018. This increase was driven by a $229 million increase primarily from Apex Legends and FIFA Ultimate Team and the Command and Conquer franchise. This increase was partially offset by a $121 million decrease primarily from the Star Wars, Need for Speed and Madden franchises.
Supplemental Net Revenue by Composition
As we continue to evolve our business and more of our products are delivered to consumers digitally, we place a significant emphasis and focus on assessing our business performance through a review of net revenue by composition.

Our net revenue by composition for the three months ended June 30, 2019 and 2018 was as follows (in millions):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Net revenue:
Full game downloads	$132	$116	$16	14%
Live services	731	610	121	20%
Mobile	186	231	(45)	(19)%
Total Digital	$1,049	$957	$92	10%

Packaged goods and other	$160	$180	$(20)	(11)%
Total net revenue	$1,209	$1,137	$72	6%

Digital Net Revenue

Digital net revenue includes full-game downloads, live services, and mobile revenue. Full game download includes revenue from digital sales of full games on console and PC. Live services include revenue from sales of extra content for console, PC, browser games, game software licensed to our third-party publishing partners who distribute our games digitally, subscriptions, and advertising. Mobile includes revenue from the sale of full games, extra content, and advertising on mobile phones and tablets.

For the three months ended June 30, 2019, digital net revenue was $1,049 million primarily driven by FIFA Ultimate Team, Apex Legends and The Sims 4. Digital net revenue for the three months ended June 30, 2019 increased $92 million, or 10 percent, as compared to the three months ended June 30, 2018. This increase is due to a $121 million increase in live services revenue primarily driven by Apex Legends and The Sims 4 and a $16 million increase in full-game downloads revenue primarily driven by Anthem, partially offset by a $45 million decrease in mobile revenue primarily driven by Star Wars: Galaxy of Heroes and Madden Mobile 15.

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

For the three months ended June 30, 2019, packaged goods and other net revenue was $160 million, primarily driven by FIFA 19, Anthem, and Battlefield V. Packaged goods and other net revenue for the three months ended June 30, 2019 decreased $20 million, or 11 percent, as compared to the three months ended June 30, 2018. This decrease was driven by a $66 million decrease primarily from the FIFA and Need for Speed franchises and Star Wars Battlefront II, partially offset by a $46 million increase primarily from Anthem and the Battlefield franchise.

Cost of Revenue Quarterly Analysis

Cost of revenue for the three months ended June 30, 2019 and 2018 was as follows (in millions):

	June 30, 2019	% of Related Net Revenue	June 30, 2018	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$35	21.1%	$68	33.7%	(48.5)%	(12.6)%
Service and other	152	14.6%	147	15.7%	3.4%	(1.1)%
Total cost of revenue	$187	15.5%	$215	18.9%	(13.0)%	(3.4)%

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

Cost of product revenue decreased by $33 million, or 48.5 percent during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This decrease was primarily due to a decrease in royalty costs associated with A Way Out and a decrease in inventory costs associated with the FIFA franchise.

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

Cost of service and other revenue increased by $5 million, or 3.4 percent during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This increase was primarily due to costs associated with Apex Legends and Anthem, which launched as online-only titles during fiscal year 2019.

Total Cost of Revenue as a Percentage of Total Net Revenue

During the three months ended June 30, 2019, total cost of revenue as a percentage of total net revenue decreased by $28 million, or 13.0 percent, as compared to the three months ended June 30, 2018. This decrease was primarily due to a decrease in royalty costs associated with A Way Out, as well as an increase in the proportion of our digital net revenue to packaged goods and other net revenue, as compared to the three months ended June 30, 2018.

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
Research and development expenses for the three months ended June 30, 2019 and 2018 were as follows (in millions):

	June 30, 2019	% of Net Revenue	June 30, 2018	% of Net Revenue	$ Change	% Change
Three months ended	$381	32%	$362	32%	$19	5%

Research and development expenses increased by $19 million, or 5 percent, during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This $19 million increase was primarily due to a $4 million increase in personnel-related costs primarily resulting from an increase in headcount due to our continued investment in our studios, a $4 million increase in development advances, a $3 million increase in facility related costs, and an increase in losses of $4 million from our cash flow hedging program. We use cash flow hedges, in part, to protect against foreign currency exchange rate fluctuations related to our research and development expenses.

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.

Marketing and sales expenses for the three months ended June 30, 2019 and 2018 were as follows (in millions):

	June 30, 2019	% of Net Revenue	June 30, 2018	% of Net Revenue	$ Change	% Change
Three months ended	$110	9%	$140	12%	$(30)	(21)%

Marketing and sales expenses decreased by $30 million, or 21 percent, during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This $30 million decrease was primarily due to a $23 million decrease in advertising and promotional spending year-over-year, and a $7 million decrease in personnel-related costs primarily resulting from a decrease in headcount.

General and Administrative

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three months ended June 30, 2019 and 2018 were as follows (in millions):

	June 30, 2019	% of Net Revenue	June 30, 2018	% of Net Revenue	$ Change	% Change
Three months ended	$110	9%	$114	10%	$(4)	(4)%
General and administrative expenses decreased by $4 million, or 4 percent, during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This $4 million decrease was primarily due to a decrease in personnel-related costs.

Income Taxes
Provision for income taxes for the three months ended June 30, 2019 and 2018 were as follows (in millions):

	June 30, 2019	Effective Tax Rate	June 30, 2018	Effective Tax Rate
Three months ended	$(985)	(226)%	$26	8.2%

The provision for income taxes for the three months ended June 30, 2019 is based on our projected annual effective tax rate for fiscal year 2020, adjusted for specific items that are required to be recognized in the period in which they incur. Our effective tax rate and resulting provision for income taxes for the three months ended June 30, 2019 was significantly impacted by the recognition of the Swiss deferred tax asset and the Altera opinion.
Our effective tax rate for the three months ended June 30, 2019 was negative 226 percent, as compared to 8.2 percent for the same period in fiscal year 2019. Excluding the impact of the recognition of the Swiss Deferred Tax Asset and the unrecognized tax benefits associated with the Altera opinion, our effective tax rate for the three months ended June 30, 2019 would have been 21.6 percent, which was higher than the same period in fiscal year 2019 primarily due to the exclusion of our Swiss entity from our annual effective tax rate calculation as a result of an expected ordinary loss for which no tax benefit can be recognized
When compared to the statutory rate of 21 percent, the effective tax rate for the three months ended June 30, 2019 was significantly lower primarily due to the recognition of the Swiss Deferred Tax Asset and earnings realized in countries that have lower statutory tax rates, partially offset by the recognition of unrecognized tax benefits associated with the Altera opinion.
During the three months ended June 30, 2019, we completed the Swiss intra-entity sale. The transaction did not result in a taxable gain. Under U.S. GAAP, any profit resulting from this intercompany transaction will be eliminated upon consolidation. However, the transaction resulted in a step-up of the Swiss tax-deductible basis in the transferred intellectual property rights and, accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights. As a result, we recognized the $1.17 billion Swiss Deferred Tax Asset during the three months ended June 30, 2019 and expect to recognize an additional approximately $0.6 billion tax benefit in fiscal 2020 as tax reforms in Switzerland are enacted.
During the three months ended June 30, 2019, the Altera opinion was issued which requires related parties in an intercompany cost-sharing arrangement to share stock-based compensation expenses. This opinion reversed the prior United States Tax Court decision, resulting in a reduction of the Swiss Deferred Tax Asset. We also recognized a liability for approximately $90 million of unrecognized tax benefits related to U.S. uncertain tax positions.
The Swiss Deferred Tax Asset will reverse over a 20-year period and is subject to a periodic realizability analysis. Switzerland has a seven-year carryforward period and does not permit the carry back of losses. The Swiss Deferred Tax Asset and the one-time tax benefit was measured and will be periodically remeasured based on the Swiss tax rate expected to apply in the years the asset will be recovered. As of June 30, 2019, we performed a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. This realizability analysis relied upon future taxable income as the primary source of taxable income but considered all available sources of income based on the positive and negative evidence. We gave more weight to evidence that can be objectively verified. As a result of our analysis, we reduced the Swiss Deferred Tax Asset by approximately $0.1 billion. We will not recognize any deferred taxes related to the U.S. taxes on foreign earnings associated with this transfer due to our policy election to recognize these taxes as a period cost. We do not expect the transaction to impact our cash taxes or our operating cash flow in fiscal year 2020.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of June 30, 2019	As of March 31, 2019	Increase/(Decrease)
Cash and cash equivalents	$3,533	$4,708	$(1,175)
Short-term investments	1,654	737	917
Total	$5,187	$5,445	$(258)
Percentage of total assets	53%	61%

	Three Months Ended June 30,
(In millions)	2019	2018	Change
Net cash provided by operating activities	$158	$120	$38
Net cash used in investing activities	(950)	(103)	(847)
Net cash used in financing activities	(385)	(388)	3
Effect of foreign exchange on cash and cash equivalents	2	(11)	13
Net decrease in cash and cash equivalents	$(1,175)	$(382)	$(793)
Changes in Cash Flow
Operating Activities. Net cash provided by operating activities increased by $38 million during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily driven by a $125 million increase in accounts receivable collections related to the sales of Apex Legends and Anthem and lower variable compensation payments. This increase was partially offset by larger marketing and advertising payments for Apex Legends and Anthem, as compared to the three months ended June 30, 2018.
Investing Activities. Net cash used in investing activities increased by $847 million during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily driven by a $1,035 million increase in the purchase of short-term investments. This increase was partially offset by a $151 million increase in proceeds from the sales and maturities of short-term investments during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and the payment of $50 million in connection with mergers and acquisitions activity during the three months ended June 30, 2018.
Financing Activities. Net cash used in financing activities decreased by $3 million during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily driven by a $38 million decrease in cash paid to taxing authorities for shares withheld from employees. This decrease was partially offset by a $32 million increase in payment of contingent consideration in connection with our acquisition of Respawn during the three months ended June 30, 2019.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of June 30, 2019, our short-term investments had gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments, and gross unrealized gains of $2 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.

Senior Notes

In February 2016, we issued $600 million aggregate principal amount of the 2021 Notes and $400 million aggregate principal amount of the 2026 Notes. We used the net proceeds of $989 million for general corporate purposes, including the payment of our formerly outstanding convertible notes and repurchases of our common stock. The effective interest rate is 3.94% for the 2021 Notes and 4.97% for the 2026 Notes. Interest is payable semiannually in arrears, on March 1 and September 1 of each year. See Note 10 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our Senior Notes, which is incorporated by reference into this Item 2.

Credit Facility
In March 2015, we entered into a $500 million senior unsecured revolving credit facility with a syndicate of banks. As of June 30, 2019, no amounts were outstanding under the credit facility. See Note 10 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our credit facility, which is incorporated by reference into this Item 2.
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
As of June 30, 2019, approximately $3.6 billion of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions, of which approximately $2.9 billion is available for repatriation. The remaining $0.7 billion is considered to be indefinitely reinvested.
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
The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended June 30, 2019, we repurchased approximately 3.2 million shares for approximately $305 million under this program. We are actively repurchasing shares under this program.
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
Contractual Obligations and Commercial Commitments
Note 12 — Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our contractual obligations and commercial commitments, which is incorporated by reference into this Item 2.

OFF-BALANCE SHEET COMMITMENTS
As of June 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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
Foreign Currency Exchange Risk

Foreign Currency Exchange Rates. International sales are a fundamental part of our business, and the strengthening of the U.S. dollar (particularly relative to the Euro, British pound sterling, Australian dollar, Chinese yuan, South Korean won and Polish zloty) has a negative impact on our reported international net revenue, but a positive impact on our reported international operating expenses (particularly the Swedish krona and Canadian dollar) because these amounts are translated at lower rates as compared to periods in which the U.S. dollar is weaker. While we use foreign currency hedging contracts to mitigate some foreign currency exchange risk, these activities are limited in the protection that they provide us and can themselves result in losses.
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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of June 30, 2019, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $132 million or $264 million, respectively. As of June 30, 2019, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $56 million or $113 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in such manner and actual results may differ materially. See Note 4 — Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.
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

As of June 30, 2019, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Fluctuations in interest rates could have a significant impact on the fair value of our investment portfolio. The following table presents the hypothetical changes in the fair value of our short-term investment portfolio as of June 30, 2019, arising from potential changes in interest rates. The modeling technique estimates the change in fair value from immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS.

(In millions)	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of June 30, 2019	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Corporate bonds	$640	$639	$638	$637	$635	$632	$630
U.S. Treasury securities	492	492	490	489	488	487	486
U.S. agency securities	33	32	32	31	31	31	31
Commercial paper	190	189	189	189	188	188	188
Foreign government securities	49	49	48	48	48	48	48
Asset-backed securities	245	244	243	242	241	240	239
Certificates of deposit	18	18	18	18	18	18	18
Total short-term investments	$1,667	$1,663	$1,658	$1,654	$1,649	$1,644	$1,640

Item 4.	Controls and Procedures
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
Changes in internal control over financial reporting
There has been no change in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended June 30, 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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

Moreover, certain of our platform partners can determine and change unilaterally certain key terms and conditions, including the ability to change their user and developer policies and guidelines. In many cases our platform partners also set the rates that we must pay to provide our games and services through their online channels, and retain flexibility to change their fee structures or adopt different fee structures for their online channels, which could adversely impact our costs, profitability and margins. In addition, our platform partners control the information technology systems through which online sales of our products and service channels are captured. If our platform partners establish terms that restrict our offerings through their platforms, significantly impact the financial terms on which these products or services are offered to our customers, or their information technology systems experiences outages that impact our players’ ability to access our games or purchase extra content or cause an unanticipated delay in reporting, our business and/or financial results could be materially affected.

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

International sales are a fundamental part of our business. For our fiscal year ended March 31, 2019, international net revenue comprised 61 percent of our total net revenue, and we expect our international business to continue to account for a significant portion of our total net revenue. As a result of our international sales, and also the denomination of our foreign investments and our cash and cash equivalents in foreign currencies, we are exposed to the effects of fluctuations in foreign currency exchange rates. Strengthening of the U.S. dollar, particularly relative to the Euro, British pound sterling, Australian dollar, Chinese yuan, South Korean won and Polish zloty, has a negative impact on our reported international net revenue but a positive impact on our reported international operating expenses (particularly when the U.S. dollar strengthens against the Swedish krona and the Canadian dollar) because these amounts are translated at lower rates. We use foreign currency hedging contracts to mitigate some foreign currency risk. However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses.

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

Changes in our tax rates or exposure to additional tax liabilities, changes to tax laws and interpretations of tax laws could adversely affect our earnings and financial condition.

We are subject to taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision, tax assets, and accruals for other taxes, and there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective income tax rate is based in part on our corporate operating structure and the manner in which we operate our business and develop, value and use our intellectual property. Taxing authorities in jurisdictions in which we operate may challenge our methodologies for calculating our income tax provision or its underlying assumptions, which could increase our effective income tax rate and have an adverse impact on our results of operations and cash flows. In addition, our provision for income taxes could be adversely affected by our profit levels, changes in our business, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in the valuation of our deferred tax assets and liabilities, or changes in applicable tax laws or interpretations of existing tax laws, as well as other factors. For example, the outcome of future guidance related to the U.S. Tax Act could cause us to change our analysis and materially impact our previous estimates and consolidated financial statements.

In addition, any further changes to U.S. federal, state or international tax laws applicable to corporate multinationals in the countries in which we do business, particularly in Switzerland, where our international publishing business is headquartered, and changes in such jurisdictions’ interpretations, decisions, policies or positions with respect to existing tax laws, could adversely affect our effective tax rates, cause us to change the way in which we structure our business or result in other costs. Our effective tax rate also could be adversely affected by changes in the valuation allowance for deferred tax assets, the analysis of which could be impacted by changes in our profit level, changes in our business, changes in our mix of foreign earnings, as well as other factors. In the period ended June 30, 2019, we recorded a partial valuation allowance against our Swiss deferred tax asset. The partial valuation allowance was due to the limited seven-year carry forward period and our scheduling of our future taxable income. Significant judgment was involved in determining the amount of the valuation allowance, particularly in estimating future taxable income over the period in which the Swiss deferred tax asset will reverse and assumptions related to expected growth rates. Actual financial results may differ materially from our current estimates and could have a material impact on our assessment of the valuation allowance.

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

Our reported financial results are impacted by the accounting standards promulgated by the SEC and national accounting standards bodies and the methods, estimates, and judgments that we use in applying our accounting policies. These methods, estimates, and judgments are subject to risks, uncertainties, assumptions and changes that could adversely affect our reported financial position and financial results. In addition, changes to applicable financial accounting standards could impact our reported financial position and financial results. For more information on recently adopted accounting standards and recently issued accounting standards applicable to us, see Part I, Item 1 of this Form 10-Q in the Notes to the Condensed Consolidated Financial Statements in Note 1 - Description of Business and Basis of Presentation under the subheadings “Recently Adopted Accounting Standards” and “Other Recently Issued Accounting Standards”.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
In May 2018, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $2.4 billion of our common stock. This stock repurchase program supersedes and replaces the May 2017 program, and expires on May 31, 2020. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans.
The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended June 30, 2019 and 2018, we repurchased approximately 3.2 million and 1.7 million shares for approximately $305 million and $224 million, respectively, under this program. We are actively repurchasing shares under this program.
The following table summarizes the number of shares repurchased during the three months ended June 30, 2019:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
March 31, 2019 - April 27, 2019	940,329	$97.90	940,329	$1,193
April 28, 2019 - May 25, 2019	1,027,729	$94.29	1,027,729	$1,096
May 26, 2019 - June 29, 2019	1,237,521	$93.97	1,237,521	$979
	3,205,579	$95.23	3,205,579

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The exhibits listed in the accompanying index to exhibits on Page 60 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2019
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH†	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Management contract or compensatory plan or arrangement

**	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the SEC.

†
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 are the following formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
August 6, 2019	Chief Operating Officer and
Chief Financial Officer