Form 10-Q
period 2019-09-30
ELECTRONIC ARTS INC.
filed 2019-11-06
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
As of November 1, 2019, there were 291,978,913 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2019

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	September 30, 2019	March 31, 2019 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,940	$4,708
Short-term investments	1,943	737
Receivables, net	856	623
Other current assets	301	313
Total current assets	6,040	6,381
Property and equipment, net	442	448
Goodwill	1,890	1,892
Acquisition-related intangibles, net	72	87
Deferred income taxes, net	1,835	35
Other assets	314	114
TOTAL ASSETS	$10,593	$8,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$148	$113
Accrued and other current liabilities	1,024	1,052
Deferred net revenue (online-enabled games)	646	1,100
Total current liabilities	1,818	2,265
Senior notes, net	995	994
Income tax obligations	361	233
Deferred income taxes, net	2	2
Other liabilities	259	132
Total liabilities	3,435	3,626
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 293 and 298 shares issued and outstanding, respectively	3	3
Additional paid-in capital	—	—
Retained earnings	7,165	5,358
Accumulated other comprehensive loss	(10)	(30)
Total stockholders’ equity	7,158	5,331
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,593	$8,957
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share data)	2019	2018	2019	2018
Net revenue:
Product	$568	$623	$734	$825
Service and other	780	663	1,823	1,598
Total net revenue	1,348	1,286	2,557	2,423
Cost of revenue:
Product	193	222	228	290
Service and other	212	196	364	343
Total cost of revenue	405	418	592	633
Gross profit	943	868	1,965	1,790
Operating expenses:
Research and development	387	339	768	701
Marketing and sales	152	146	262	286
General and administrative	128	117	238	231
Acquisition-related contingent consideration	2	2	3	2
Amortization of intangibles	6	6	11	12
Total operating expenses	675	610	1,282	1,232
Operating income	268	258	683	558
Interest and other income (expense), net	16	18	37	37
Income before provision for (benefit from) income taxes	284	276	720	595
Provision for (benefit from) income taxes	(570)	21	(1,555)	47
Net income	$854	$255	$2,275	$548
Earnings per share:
Basic	$2.89	$0.84	$7.69	$1.80
Diluted	$2.89	$0.83	$7.66	$1.77
Number of shares used in computation:
Basic	295	305	296	305
Diluted	296	307	297	309
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net income	$854	$255	$2,275	$548
Other comprehensive income, net of tax:
Net gains on available-for-sale securities	—	1	3	1
Net gains on derivative instruments	16	3	25	96
Foreign currency translation adjustments	(9)	3	(8)	(12)
Total other comprehensive income, net of tax	7	7	20	85
Total comprehensive income	$861	$262	$2,295	$633

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except per share data)	Shares	Amount
Balances as of March 31, 2019	298,107	$3	$—	$5,358	$(30)	$5,331
Total comprehensive income	—	—	—	1,421	13	1,434
Stock-based compensation	—	—	73	—	—	73
Issuance of common stock	985	—	(48)	—	—	(48)
Repurchase and retirement of common stock	(3,205)	—	(25)	(280)	—	(305)
Balances as of June 30, 2019	295,887	3	—	6,499	(17)	6,485
Total comprehensive income	—	—	—	854	7	861
Stock-based compensation	—	—	92	—	—	92
Issuance of common stock	584	—	26	—	—	26
Repurchase and retirement of common stock	(3,253)	—	(118)	(188)	—	(306)
Balances as of September 30, 2019	293,218	$3	$—	$7,165	$(10)	$7,158

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except per share data)	Shares	Amount
Balances as of March 31, 2018	306,370	$3	$657	$4,062	$(127)	$4,595
Cumulative-effect adjustment from the adoption of ASC 606	—	—	—	590	22	612
Cumulative-effect adjustment from the adoption of ASU 2018-02	—	—	—	(1)	1	—
Total comprehensive income	—	—	—	293	78	371
Stock-based compensation	—	—	70	—	—	70
Issuance of common stock	1,280	—	(88)	—	—	(88)
Repurchase and retirement of common stock	(2,264)	—	(300)	—	—	(300)
Balances as of June 30, 2018	305,386	3	339	4,944	(26)	5,260
Total comprehensive income	—	—	—	255	7	262
Stock-based compensation	—	—	66	—	—	66
Issuance of common stock	618	—	28	—	—	28
Repurchase and retirement of common stock	(2,334)	—	(299)	—	—	(299)
Balances as of September 30, 2018	303,670	$3	$134	$5,199	$(19)	$5,317

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six Months Ended September 30,
(In millions)	2019	2018
OPERATING ACTIVITIES
Net income	$2,275	$548
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	72	74
Stock-based compensation	165	136
Change in assets and liabilities:
Receivables, net	(235)	(422)
Other assets	33	20
Accounts payable	51	132
Accrued and other liabilities	88	(25)
Deferred income taxes, net	(1,800)	(94)
Deferred net revenue (online-enabled games)	(454)	(375)
Net cash provided by (used in) operating activities	195	(6)
INVESTING ACTIVITIES
Capital expenditures	(72)	(63)
Proceeds from maturities and sales of short-term investments	793	446
Purchase of short-term investments	(1,984)	(1,029)
Acquisition, net of cash acquired	—	(58)
Net cash used in investing activities	(1,263)	(704)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	33	36
Cash paid to taxing authorities for shares withheld from employees	(55)	(96)
Repurchase and retirement of common stock	(611)	(599)
Acquisition-related contingent consideration payment	(64)	—
Net cash used in financing activities	(697)	(659)
Effect of foreign exchange on cash and cash equivalents	(3)	(8)
Decrease in cash and cash equivalents	(1,768)	(1,377)
Beginning cash and cash equivalents	4,708	4,258
Ending cash and cash equivalents	$2,940	$2,881
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$77	$78
Cash paid during the period for interest	21	21
Non-cash investing activities:
Change in accrued capital expenditures	$(16)	$(11)

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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2020 contains 52 weeks and ends on March 28, 2020. Our results of operations for the fiscal year ended March 31, 2019 contained 52 weeks and ended on March 30, 2019. Our results of operations for the three months ended September 30, 2019 and 2018 contained 13 weeks each and ended on September 28, 2019 and September 29, 2018, respectively. Our results of operations for the six months ended September 30, 2019 and 2018 contained 26 weeks each and ended on September 28, 2019 and September 29, 2018, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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

The adoption of the New Lease Standard on April 1, 2019 resulted in the recognition of operating lease ROU assets of $215 million, current operating lease liabilities of $50 million, and noncurrent operating lease liabilities of $197 million on our Condensed Consolidated Balance Sheet. In addition, upon transition, we eliminated prepaid rent assets of $6 million and deferred rent liabilities of $38 million. Operating lease ROU assets, operating lease liabilities, and noncurrent operating lease liabilities are included in other assets, accrued and other current liabilities, and other liabilities, respectively. The adoption of the New Lease Standard did not have an impact on our Condensed Consolidated Statements of Operations or Cash Flows.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This update eliminates, adds, and modifies certain fair value measurement disclosure requirements. We expect to adopt these new disclosure requirements in the first quarter of fiscal 2021.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2019 and March 31, 2019, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of September 30, 2019	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$50	$50	$—	$—	Cash equivalents
Money market funds	938	938	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	746	—	746	—	Short-term investments
U.S. Treasury securities	520	520		—	Short-term investments and cash equivalents
U.S. agency securities	11	—	11	—	Short-term investments
Commercial paper	447	—	447	—	Short-term investments and cash equivalents
Foreign government securities	34	—	34	—	Short-term investments
Asset-backed securities	287	—	287	—	Short-term investments
Certificates of deposit	45	—	45	—	Short-term investments and cash equivalents
Foreign currency derivatives	55	—	55	—	Other current assets and other assets
Deferred compensation plan assets (a)	13	13	—	—	Other assets
Total assets at fair value	$3,146	$1,521	$1,625	$—
Liabilities
Contingent consideration (b)	$69	$—	$—	$69	Accrued and other current liabilities
Foreign currency derivatives	8	—	8	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	13	13	—	—	Other liabilities
Total liabilities at fair value	$90	$13	$8	$69

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of March 31, 2019	$136
Change in fair value (c)	3
Payment (d)	(70)
Balance as of September 30, 2019	$69

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of March 31, 2019	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$23	$23	$—	$—	Cash equivalents
Money market funds	2,704	2,704	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	327	—	327	—	Short-term investments and cash equivalents
U.S. Treasury securities	294	294	—	—	Short-term investments and cash equivalents
U.S. agency securities	57	—	57	—	Short-term investments and cash equivalents
Commercial paper	233	—	233	—	Short-term investments and cash equivalents
Foreign government securities	58	—	58	—	Short-term investments and cash equivalents
Asset-backed securities	55	—	55	—	Short-term investments and cash equivalents
Certificates of deposit	2	—	2	—	Short-term investments and cash equivalents
Foreign currency derivatives	33	—	33	—	Other current assets and other assets
Deferred compensation plan assets (a)	11	11	—	—	Other assets
Total assets at fair value	$3,797	$3,032	$765	$—
Liabilities
Contingent consideration (b)	$136	$—	$—	$136	Accrued and other current liabilities
Foreign currency derivatives	16	—	16	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	12	12	—	—	Other liabilities
Total liabilities at fair value	$164	$12	$16	$136

(a)
The Deferred Compensation Plan assets consist of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, for additional information regarding our Deferred Compensation Plan.

(b)
The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with our acquisition of Respawn Entertainment, LLC (“Respawn”) that is contingent upon the achievement of certain performance milestones. We estimated fair value using a probability-weighted income approach combined with a real options methodology, and applied a discount rate that appropriately captures the risk associated with the obligation. At September 30, 2019, the discount rates used ranged from 2.5 percent to 2.6 percent. There were no material changes in the fair value of the contingent consideration during the six months ended September 30, 2019. At March 31, 2019, the discount rates used ranged from 2.9 percent to 3.1 percent. See Note 7 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, for additional information regarding the Respawn acquisition.

(c)	The change in fair value is reported as acquisition-related contingent consideration in our Condensed Consolidated Statements of Operations.

(d) During the six months ended September 30, 2019, we paid $70 million for performance milestones achieved in connection with our acquisition of Respawn.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of September 30, 2019 and March 31, 2019, our cash and cash equivalents were $2,940 million and $4,708 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.
Short-Term Investments
Short-term investments consisted of the following as of September 30, 2019 and March 31, 2019 (in millions):

	As of September 30, 2019				As of March 31, 2019
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$744	$2	$—	$746	$325	$—	$(1)	$324
U.S. Treasury securities	468	—	—	468	153	—	—	153
U.S. agency securities	11	—	—	11	44	—	—	44
Commercial paper	355	—	—	355	112	—	—	112
Foreign government securities	34	—	—	34	50	—	—	50
Asset-backed securities	287	—	—	287	53	—	—	53
Certificates of deposit	42	—	—	42	1	—	—	1
Short-term investments	$1,941	$2	$—	$1,943	$738	$—	$(1)	$737

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of September 30, 2019 and March 31, 2019 (in millions):

	As of September 30, 2019		As of March 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$1,464	$1,465	$449	$448
Due 1 year through 5 years	457	458	287	287
Due after 5 years	20	20	2	2
Short-term investments	$1,941	$1,943	$738	$737

(4) DERIVATIVE FINANCIAL INSTRUMENTS
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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of September 30, 2019			As of March 31, 2019
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$225	$—	$5	$295	$—	$10
Forward contracts to sell	$1,143	$53	$1	$1,355	$31	$4

The effects of cash flow hedge accounting in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2019 and 2018 are as follows (in millions):

	Amount of Gain (Loss) Recognized in the Statement of Operations
	Three Months Ended September 30,				Six Months Ended September 30,
	2019		2018		2019		2018
	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,348	$387	$1,286	$339	$2,557	$768	$2,423	$701
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$25	$(1)	$2	$(3)	$41	$(7)	$(12)	$(4)

The amounts excluded from the assessment of hedge effectiveness were gains of $7 million and $14 million during the three and six months ended September 30, 2018, respectively, and recognized in interest and other income (expense), net.
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

Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of September 30, 2019			As of March 31, 2019
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$273	$—	$1	$449	$—	$2
Forward contracts to sell	$625	$2	$1	$394	$2	$—

The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2019 and 2018 was as follows (in millions):

	Amount of Gain (Loss) Recognized in the Statement of Operations
	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	Interest and other income (expense), net
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$16	$18	$37	$37
Gain (losses) on foreign currency forward contracts not designated as hedging instruments	$1	$(5)	$(3)	$4

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended September 30, 2019 and 2018 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of June 30, 2019	$2	$31	$(50)	$(17)
Other comprehensive income (loss) before reclassifications	1	40	(9)	32
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(24)	—	(25)
Total other comprehensive income (loss), net of tax	—	16	(9)	7
Balances as of September 30, 2019	$2	$47	$(59)	$(10)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of June 30, 2018	$(8)	$27	$(45)	$(26)
Other comprehensive income (loss) before reclassifications	1	2	3	6
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	—	1
Total other comprehensive income (loss), net of tax	1	3	3	7
Balances as of September 30, 2018	$(7)	$30	$(42)	$(19)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended September 30, 2019 and 2018 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2019	$(1)	$22	$(51)	$(30)
Other comprehensive income (loss) before reclassifications	4	59	(8)	55
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(34)	—	(35)
Total other comprehensive income (loss), net of tax	3	25	(8)	20
Balances as of September 30, 2019	$2	$47	$(59)	$(10)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2018	$(8)	$(89)	$(30)	$(127)
Cumulative-effect adjustment from the adoption of ASC 606	—	22	—	22
Cumulative-effect adjustment from the adoption of ASU 2018-02	—	1	—	1
Balances as of April 1, 2018	(8)	(66)	(30)	(104)
Other comprehensive income (loss) before reclassifications	1	80	(12)	69
Amounts reclassified from accumulated other comprehensive income (loss)	—	16	—	16
Total other comprehensive income (loss), net of tax	1	96	(12)	85
Balances as of September 30, 2018	$(7)	$30	$(42)	$(19)

The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and six months ended September 30, 2019 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$(25)	$(41)
Research and development	1	7
Total, net of tax	$(24)	$(34)

The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and six months ended September 30, 2018 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$(2)	$12
Research and development	3	4
Total net (gain) loss reclassified, net of tax	$1	$16

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the six months ended September 30, 2019 are as follows (in millions):

	As of March 31, 2019	Activity	Effects of Foreign Currency Translation	As of September 30, 2019
Goodwill	$2,260	$—	$(2)	$2,258
Accumulated impairment	(368)	—	—	(368)
Total	$1,892	$—	$(2)	$1,890

Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets.

Acquisition-related intangibles consisted of the following (in millions):

	As of September 30, 2019			As of March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$469	$(437)	$32	$469	$(427)	$42
Trade names and trademarks	161	(126)	35	161	(121)	40
Registered user base and other intangibles	5	(5)	—	5	(5)	—
Carrier contracts and related	85	(85)	—	85	(85)	—
In-process research and development	5	—	5	5	—	5
Total	$725	$(653)	$72	$725	$(638)	$87

Amortization of intangibles for the three and six months ended September 30, 2019 and 2018 are classified in the Condensed Consolidated Statement of Operations as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Cost of service and other	$2	$—	$4	$—
Cost of product	—	1	—	2
Operating expenses	6	6	11	12
Total	$8	$7	$15	$14

Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, ranging from 1 to 9 years. As of September 30, 2019 and March 31, 2019, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 2.8 years and 3.2 years, respectively.
As of September 30, 2019, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Condensed Consolidated Statement of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2020 (remaining six months)	$15
2021	22
2022	22
2023	8
2024 and thereafter	—
Total	$67

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

During the three and six months ended September 30, 2019 and 2018, we did not recognize any material losses or impairment charges on royalty-based commitments, respectively.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of September 30, 2019	As of March 31, 2019
Other current assets	$67	$53
Other assets	27	30
Royalty-related assets	$94	$83

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

	As of September 30, 2019	As of March 31, 2019
Accrued royalties	$141	$144
Other liabilities	39	51
Royalty-related liabilities	$180	$195

As of September 30, 2019, we were committed to pay approximately $845 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 12 for further information on our developer and licensor commitments.

(8) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of September 30, 2019 and March 31, 2019 consisted of (in millions):

	As of September 30, 2019	As of March 31, 2019
Computer, equipment and software	$734	$710
Buildings	346	343
Leasehold improvements	157	139
Equipment, furniture and fixtures, and other	83	80
Land	66	66
Construction in progress	9	21
	1,395	1,359
Less: accumulated depreciation	(953)	(911)
Property and equipment, net	$442	$448

During the three and six months ended September 30, 2019, depreciation expense associated with property and equipment was $30 million and $60 million, respectively.
During the three and six months ended September 30, 2018, depreciation expense associated with property and equipment was $30 million and $60 million, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities as of September 30, 2019 and March 31, 2019 consisted of (in millions):

	As of September 30, 2019	As of March 31, 2019
Other accrued expenses	$300	$290
Accrued compensation and benefits	198	238
Accrued royalties	141	144
Sales return and price protection reserves	87	150
Contingent consideration	69	136
Deferred net revenue (other)	154	94
Operating lease liabilities (See Note 11)	75	—
Accrued and other current liabilities	$1,024	$1,052

Deferred net revenue (other) includes the deferral of subscription revenue, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
Deferred net revenue
Deferred net revenue as of September 30, 2019 and March 31, 2019 consisted of (in millions):

	As of September 30, 2019	As of March 31, 2019
Deferred net revenue (online-enabled games)	$646	$1,100
Deferred net revenue (other)	154	94
Deferred net revenue (noncurrent)	16	23
Total Deferred net revenue	$816	$1,217

During the six months ended September 30, 2019, $1,632 million of revenue was recognized, of which $1,131 million was included in the deferred revenue balance as of March 31, 2019.
Remaining Performance Obligations
As of September 30, 2019, revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes our deferred revenue balance of $816 million. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue. We expect to recognize substantially all of these balances as revenue over the next 12 months.

(9) INCOME TAXES

The provision for income taxes for the three and six months ended September 30, 2019 is based on our projected annual effective tax rate for fiscal year 2020, adjusted for specific items that are required to be recognized in the period in which they are incurred.
During the three months ended June 30, 2019, we completed an intra-entity sale of some of our intellectual property rights to our Swiss subsidiary, where our international business is headquartered (the “Swiss intra-entity sale”). The transaction did not result in a taxable gain. Under U.S. GAAP, any profit resulting from this intercompany transaction will be eliminated upon consolidation. However, the transaction resulted in a step-up of the Swiss tax-deductible basis in the transferred intellectual property rights and, accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights (the “Swiss Deferred Tax Asset”).
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
The transaction resulted in the recognition of a $1.17 billion net Swiss Deferred Tax Asset, which is net of the impact of the Ninth Circuit Court of Appeals in Altera Corp. v Commissioner opinion (“the Altera opinion”) on the transaction and a $0.1 billion valuation allowance, as of June 30, 2019. Separately, during the three months ended September 30, 2019, Switzerland enacted a new statutory tax rate. As a result of the enactment, we remeasured our Swiss deferred taxes and recognized an additional net tax benefit of $630 million through continuing operations (“Swiss rate change benefit”). As of September 30, 2019, the net Swiss Deferred Tax Asset is $1.8 billion, which is net of a $0.2 billion valuation allowance. The valuation allowance increased by $0.1 billion during the three months ended September 30, 2019 due to the enactment of a new statutory tax rate in Switzerland.
During the three months ended June 30, 2019, the Altera opinion was issued, which requires related parties in an intercompany cost-sharing arrangement to share stock-based compensation expenses. The Altera opinion resulted in the recognition of $90 million of unrecognized tax benefits related to U.S. uncertain tax positions.
Our effective tax rates for the three and six months ended September 30, 2019 were negative 201 percent and 216 percent, respectively, as compared to 7.6 percent and 7.9 percent, for the same periods in fiscal year 2019. Excluding the impacts of the Swiss rate change benefit, Swiss Deferred Tax Asset, and Altera opinion, our effective tax rates for the three and six months ended September 30, 2019 would have been 12.7 percent and 13.6 percent, respectively, which was higher than the same periods in fiscal year 2019 primarily due to an increase in US taxes on foreign earnings in fiscal year 2020.
When compared to the statutory rate of 21 percent, the effective tax rates for the three and six months ended September 30, 2019 were significantly lower primarily due to the recognition of the Swiss tax rate change, Swiss Deferred Tax Asset and earnings realized in countries that have lower statutory tax rates, partially offset by the recognition of unrecognized tax benefits associated with the Altera opinion.
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
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of September 30, 2019	As of March 31, 2019
Senior Notes:
3.70% Senior Notes due 2021	$600	$600
4.80% Senior Notes due 2026	400	400
Total principal amount	$1,000	$1,000
Unaccreted discount	(1)	(1)
Unamortized debt issuance costs	(4)	(5)
Net carrying value of Senior Notes	$995	$994

Fair value of Senior Notes (Level 2)	$1,064	$1,039

As of September 30, 2019, the remaining life of the 2021 Notes and 2026 Notes is approximately 1.4 years and 6.4 years, respectively.

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
Credit Facility
On August 29, 2019, we entered into a $500 million unsecured revolving credit facility (“Credit Facility”) with a syndicate of banks. The Credit Facility terminates on August 29, 2024 unless the maturity is extended in accordance with the terms of the Credit Facility and replaced the Company’s previous $500 million unsecured revolving credit facility (the “Prior Credit Facility”), which was due to expire on March 19, 2020. No amounts were drawn under the Prior Credit Facility. The Credit Facility contains an option to arrange with existing lenders and/or new lenders to provide up to an aggregate of $500 million in additional commitments for revolving loans. Proceeds of loans made under the Credit Facility may be used for general corporate purposes.

The loans bear interest, at our option, at the base rate plus an applicable spread or an adjusted LIBOR rate plus an applicable spread, in each case with such spread being determined based on our debt credit ratings. We are also obligated to pay other customary fees for a credit facility of this size and type. Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. Principal, together with all accrued and unpaid interest, is due and payable at maturity. We may prepay the loans and terminate the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions.

The credit agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a debt to EBITDA ratio. As of September 30, 2019, we were in compliance with the debt to EBITDA ratio.

The credit agreement contains customary events of default, including among others, non-payment defaults, covenant defaults, cross-defaults to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and a change of control default, in each case, subject to customary exceptions for a credit facility of this size and type. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Facility and an increase in the applicable interest rate.

As of September 30, 2019, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for the three and six months ended September 30, 2019 and 2018 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Amortization of debt issuance costs	$—	$—	$(1)	$(1)
Coupon interest expense	(11)	(11)	(21)	(21)
Total interest expense	$(11)	$(11)	$(22)	$(22)

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

The components of lease expense are as follows (in millions):

	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Operating lease costs	$19	$34
Variable lease costs	11	20
Short-term lease costs	2	9
Total lease expense	$32	$63

Supplemental cash and noncash information related to our operating leases are as follows (in millions):

Six Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liability	$28
ROU assets obtained in exchange for new lease obligations	$47

Weighted average remaining lease term and discount rate are as follows:

At September 30, 2019
Lease term	5.1 years
Discount rate	3.4%

Operating lease ROU assets and liabilities recorded on our Condensed Consolidated Balance Sheet as of April 1, 2019 and September 30, 2019, are as follows (in millions):

	Balance at April 1, 2019	Balance as of September 30, 2019	Balance Sheet Classification
Operating lease ROU assets	$215	$219	Other assets

Operating lease liabilities	$50	$75	Accrued and other current liabilities
Noncurrent operating lease liabilities	197	181	Other liabilities
Total operating lease liabilities	$247	$256

Future minimum lease payments under operating leases as of September 30, 2019 were as follows (in millions):

Fiscal Years Ending March 31,
2020 (remaining six months)	$34
2021	65
2022	62
2023	45
2024	25
2025	19
Thereafter	26
Total future lease payments	276
Less imputed interest	(20)
Total operating lease liabilities	$256

Future minimum lease payments as of March 31, 2019, prior to our adoption of the New Lease Standard, were as follows (in millions):

Fiscal Years Ending March 31,
2020	$52
2021	54
2022	44
2023	36
2024	28
Thereafter	50
Total future lease payments	$264

As of September 30, 2019, we do not have any leases that have not yet commenced but that create significant rights and obligations.

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

The following table summarizes our minimum contractual obligations as of September 30, 2019 (in millions):

		Fiscal Years Ending March 31,
		2020
		(Remaining
	Total	six mos.)	2021	2022	2023	2024	2025	Thereafter
Unrecognized commitments
Developer/licensor commitments	$854	$62	$297	$260	$94	$76	$61	$4
Marketing commitments	320	29	98	86	41	39	27	—
Senior Notes interest	155	17	41	20	20	19	19	19
Operating lease imputed interest	20	3	6	4	3	2	1	1
Other purchase obligations	90	20	34	25	7	2	2	—
Total unrecognized commitments	1,439	131	476	395	165	138	110	24

Recognized commitments
Senior Notes principal and interest	1,003	3	600	—	—	—	—	400
Operating leases	256	31	59	58	42	23	18	25
Transition and other taxes	74	6	23	24	3	5	5	8
Licensing commitments	66	13	26	27	—	—	—	—
Total recognized commitments	1,399	53	708	109	45	28	23	433

Total commitments	$2,838	$184	$1,184	$504	$210	$166	$133	$457

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements.
In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of September 30, 2019; however, certain payment obligations may be accelerated depending on the performance of our operating results. Furthermore, up to $20 million of the unrecognized amounts in the table above may be payable, at the licensor’s election, in shares of our common stock, subject to a $10 million maximum during any fiscal year. The number of shares to be issued will be based on their fair market value at the time of issuance.
In addition to what is included in the table above, as of September 30, 2019, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $337 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Also, in addition to what is included in the table above, as of September 30, 2019, we may be required to pay up to $70 million of cash consideration in connection with the December 1, 2017 acquisition of Respawn based on the achievement of certain performance milestones through the end of calendar year 2022. As of September 30, 2019, we have recorded $69 million of contingent consideration on our Condensed Consolidated Balance Sheet representing the estimated fair value.
Subsequent to September 30, 2019, we entered into licensor and office lease agreements with third parties, which are not included in the table above, and contingently commit us to pay an additional $91 million at various dates through fiscal year 2036.

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

The estimated assumptions used in the Black-Scholes valuation model to value our ESPP purchase rights were as follows:

	ESPP Purchase Rights
	Three Months Ended September 30,
	2019	2018
Risk-free interest rate	1.7 - 1.9%	2.2 - 2.5%
Expected volatility	34 - 37%	29%
Weighted-average volatility	36%	29%
Expected term	6 - 12 months	6 - 12 months
Expected dividends	None	None

Stock Options

The following table summarizes our stock option activity for the six months ended September 30, 2019:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2019	1,375	$30.63
Granted	3	94.74
Exercised	(160)	30.29
Forfeited, cancelled or expired	—	—
Outstanding as of September 30, 2019	1,218	$30.81	4.36	$79
Vested and expected to vest	1,218	$30.81	4.36	$79
Exercisable as of September 30, 2019	1,218	$30.81	4.36	$79

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of September 30, 2019, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Units
The following table summarizes our restricted stock unit activity for the six months ended September 30, 2019:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2019	4,960	$111.03
Granted	3,699	92.57
Vested	(1,519)	106.86
Forfeited or cancelled	(285)	109.45
Outstanding as of September 30, 2019	6,855	$102.06

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
The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the six months ended September 30, 2019:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2019	579	$110.51
Granted	—	—
Forfeited or cancelled	—	—
Outstanding as of September 30, 2019	579	$110.51

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
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the six months ended September 30, 2019:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2019	958	$155.64
Granted	785	105.05
Vested	(93)	109.05
Forfeited or cancelled	(260)	137.05
Outstanding as of September 30, 2019	1,390	$133.66

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$1	$1	$2	$2
Research and development	61	39	110	86
Marketing and sales	10	9	17	16
General and administrative	20	17	36	32
Stock-based compensation expense	$92	$66	$165	$136

During the three and six months ended September 30, 2019, we recognized a $5 million and a $11 million deferred income tax benefit, respectively, related to our stock-based compensation expense. During the three and six months ended September 30, 2018, we recognized a $9 million and a $17 million deferred income tax benefit, respectively, related to our stock-based compensation expense.
As of September 30, 2019, our total unrecognized compensation cost related to restricted stock units, market-based restricted stock units, performance-based restricted stock units was $648 million and is expected to be recognized over a weighted-average service period of 2.1 years. Of the $648 million of unrecognized compensation cost, $571 million relates to restricted stock units, $68 million relates to market-based restricted stock units, and $9 million relates to performance-based restricted stock units at 66 percent average payout.
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

In May 2018, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $2.4 billion of our common stock. This stock repurchase program superseded and replaced the May 2017 program, and expires on May 31, 2020. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans.

The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and six months ended September 30, 2019, we repurchased approximately 3.3 million and 6.5 million shares for approximately $306 million and $611 million, respectively, under this program. During the three and six months ended September 30, 2018, we repurchased approximately 2.3 million and 4.0 million shares for approximately $299 million and $523 million, respectively, under the May 2018 program. We are actively repurchasing shares under this program.

The following table summarizes total shares repurchased during the three and six months ended September 30, 2019 and 2018:

	May 2017 Program		May 2018 Program		Total
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Three months ended September 30, 2019	—	$—	3.3	$306	3.3	$306
Six months ended September 30, 2019	—	$—	6.5	611	6.5	$611
Three months ended September 30, 2018	—	$—	2.3	$299	2.3	$299
Six months ended September 30, 2018	0.6	$76	4.0	523	4.6	$599

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

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Net income	$854	$255	$2,275	$548
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	295	305	296	305
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	1	2	1	4
Weighted-average common stock outstanding — diluted	296	307	297	309
Earnings per share:
Basic	$2.89	$0.84	$7.69	$1.80
Diluted	$2.89	$0.83	$7.66	$1.77

For the three and six months ended September 30, 2019, 2 million of restricted stock units and market-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. Our performance-based restricted stock units, which are considered contingently issuable shares, are also excluded from the treasury stock method computation because the related performance-based milestones were not achieved as of the end of the reporting period.

For the three and six months ended September 30, 2018, an immaterial amount of restricted stock units and market-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect.

(15) SEGMENT INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Our CODM currently reviews total company operating results to assess overall performance and allocate resources. As of September 30, 2019, we have only one reportable segment, which represents our only operating segment.

Information about our total net revenue by composition and by platform for the three and six months ended September 30, 2019 and 2018 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net revenue by composition
Full game downloads	$180	$148	$312	$264
Live services	573	412	1,304	1,022
Mobile	169	220	355	451
Total Digital	922	780	1,971	1,737

Packaged goods and other	426	506	586	686
Net revenue	$1,348	$1,286	$2,557	$2,423

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Platform net revenue
Console	$923	$917	$1,683	$1,622
PC / Browser	242	149	491	346
Mobile	177	220	373	453
Other	6	—	10	2
Net revenue	$1,348	$1,286	$2,557	$2,423

Information about our operations in North America and internationally for the three and six months ended September 30, 2019 and 2018 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net revenue from unaffiliated customers
North America	$531	$475	$1,021	$917
International	817	811	1,536	1,506
Net revenue	$1,348	$1,286	$2,557	$2,423

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of September 28, 2019, the related condensed consolidated statements of operations, comprehensive income, and stockholders’ equity for the three-month and six-month periods ended September 28, 2019 and September 29, 2018, the related condensed consolidated statements of cash flows for the six-month periods ended September 28, 2019 and September 29, 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
November 5, 2019

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

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended September 30, 2019, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 as filed with the SEC on May 24, 2019 and in other documents we have filed with the SEC.
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
Financial Results
Our key financial results for our fiscal quarter ended September 30, 2019 were as follows:

•	Total net revenue was $1,348 million, up 5 percent year-over-year. On a constant currency basis, we estimate total net revenue would have been $1,362 million, up 6 percent year-over-year.

•	Digital net revenue was $922 million, up 18 percent year-over-year.

•	Gross margin was 70.0 percent, up 2.5 percentage points year-over-year.

•	Operating expenses were $675 million, up 11 percent year-over-year. On a constant currency basis, we estimate that operating expenses would have been $683 million, up 12 percent year over year.

•	Operating income was $268 million, up 4 percent year-over-year.

•	Net income was $854 million with diluted earnings per share of $2.89. A substantial amount of net income for the quarter is due to one-time income tax benefits. See Note 9.

•	Operating cash flow was $37 million, up $163 million year-over-year.

•	Total cash, cash equivalents and short-term investments were $4,883 million.

•	We repurchased 3.3 million shares of our common stock for $306 million.

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

The following is a calculation of our total net bookings for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2019	2018	2019	2018
Total net revenue	$1,348	$1,286	$2,557	$2,423
Change in deferred net revenue (online-enabled games)	(35)	(20)	(462)	(359)
Mobile platform fees	(36)	(44)	(75)	(93)
Net bookings	$1,277	$1,222	$2,020	$1,971

Net bookings were $1,277 million for the three months ended September 30, 2019 driven by sales related to FIFA 20, Madden NFL 20 and Apex Legends. Net bookings increased $55 million or 5 percent as compared to the three months ended September 30, 2018 due primarily to Apex Legends and an increase in the Madden franchise, partially offset by the FIFA franchise due to lower retail packaged goods sales of FIFA 20 versus FIFA 19. Digital net bookings were $790 million for the three months ended September 30, 2019, an increase of $153 million or 24 percent as compared to three months ended September 30, 2018. The increase in digital net bookings was primarily driven by our live services which grew $165 million or 50 percent year-over-year, primarily due to Apex Legends, Ultimate team including Madden, FIFA and NHL, The Sims 4 and FIFA Online partially offset by Battlefield 1 extra content; and full game downloads which grew $18 million or 11 percent due to net bookings associated with the Madden and Plants v. Zombies franchises. These increases were partially offset by a decrease of $30 million or 20 percent in our mobile business due to declines from aging titles.

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

Extra Content. Revenue received from sales of downloadable content are derived primarily from the sale of virtual currencies and digital in-game content that enhance players’ game experience. Sales of extra content are accounted for in a manner consistent with the treatment for our Games with Services and Online-Hosted Service Games as discussed above, depending upon whether or not the extra content has offline functionality.

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

During the three months ended June 30, 2019, we completed the Swiss intra-entity sale. The transaction did not result in a taxable gain. Under U.S. GAAP, any profit resulting from this intercompany transaction will be eliminated upon consolidation. However, the transaction resulted in a step-up of the Swiss tax-deductible basis in the transferred intellectual property rights and, accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights. The Swiss Deferred Tax Asset and the one-time tax benefit was measured and will be periodically remeasured based on the Swiss tax rate in effect for the years the asset will be recovered. As a result, we recognized a $1.17 billion net Swiss Deferred Tax Asset, which is net of the impact of the Altera opinion and of a $0.1 billion valuation allowance. Separately, during the three months ended September 30, 2019, Switzerland enacted a new statutory tax rate. As a result of the enactment, we remeasured our Swiss deferred taxes and recognized an additional net tax benefit of $630 million through continuing operations.

Every quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. Our Swiss Deferred Tax Asset realizability analysis relies upon future taxable income as the primary source of taxable income but considers all available sources of income based on the positive and negative evidence. We give more weight to evidence that can be objectively verified. However, there is significant judgment involved in estimating future taxable income over the 20-year period over which the Swiss Deferred Tax Asset will reverse, specifically related to assumptions about expected growth rates of future Swiss taxable income. Actual results that differ materially from those estimates could have a material impact on our valuation allowance assessment. Switzerland has a seven-year carryforward period and does not permit the carry back of losses. We will not recognize any deferred taxes related to the U.S. taxes on foreign earnings associated with this transfer due to our policy election to recognize these taxes as a period cost. We do not expect the transaction to impact our cash taxes or our operating cash flow in fiscal year 2020.

As a result of our analysis as of September 30, 2019, we increased the valuation allowance from $0.1 billion to $0.2 billion due to the enactment of a new statutory tax rate in Switzerland, resulting in a net Swiss Deferred Tax Asset of $1.8 billion.

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

Our foreign subsidiaries will generally be subject to U.S. tax and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, they will not be indefinitely reinvested. Any earnings in excess of these amounts are indefinitely reinvested. As of September 30, 2019, we have $0.8 billion that is indefinitely reinvested, which consists of both prior and current year earnings.

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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2020 contains 52 weeks and ends on March 28, 2020. Our results of operations for the fiscal year ended March 31, 2019 contained 52 weeks and ended on March 30, 2019. Our results of operations for the three months ended September 30, 2019 and 2018 contained 13 weeks each and ended on September 28, 2019 and September 29, 2018, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
Net Revenue

Net revenue consists of sales generated from (1) full games sold as digital downloads or as packaged goods and designed for play on game consoles and PCs, (2) full games for mobile phones and tablets, (3) live services associated with these games, such as extra-content, (4) subscriptions that generally offer access to a selection of full games, in-game content, online services and other benefits, and (5) licensing our games to third parties to distribute and host our games.

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

Net Revenue Quarterly Analysis

Net Revenue

For the three months ended September 30, 2019, net revenue was $1,348 million, an increase of $62 million, or 5 percent, as compared to the three months ended September 30, 2018. This increase was driven by a $200 million increase in revenue primarily from Apex Legends and Anthem. This increase was partially offset by a $138 million decrease in revenue primarily from the FIFA, Star Wars and Need for Speed franchises.

Net Revenue by Product Revenue and Service and Other Revenue

Our Net Revenue by Product revenue and Service and other revenue for the three months ended September 30, 2019 and 2018 was as follows (in millions):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Net revenue:
Product	$568	$623	$(55)	(9)%
Service and other	780	663	117	18%
Total net revenue	$1,348	$1,286	$62	5%

Product Revenue

For the three months ended September 30, 2019, Product net revenue was $568 million, primarily driven by FIFA 20, Madden NFL 20 and The Sims 4. Product net revenue for the three months ended September 30, 2019 decreased $55 million, or 9 percent, as compared to the three months ended September 30, 2018. This decrease in revenue was driven by an $86 million decrease in revenue primarily from the FIFA franchise due to lower retail packaged goods sales of FIFA 20 versus FIFA 19. This decrease in revenue was partially offset by a $31 million increase in revenue primarily from The Sims franchise.

Service and Other Revenue

For the three months ended September 30, 2019, Service and other net revenue was $780 million, primarily driven by FIFA Ultimate Team, Apex Legends and Anthem. Service and other net revenue for the three months ended September 30, 2019 increased $117 million, or 18 percent, as compared to the three months ended September 30, 2018. This increase in revenue was driven by a $195 million increase in revenue primarily from Apex Legends and Anthem. This increase in revenue was partially offset by a $78 million decrease in revenue primarily from the Star Wars, Need for Speed and Battlefield franchises.
Supplemental Net Revenue by Composition
As we continue to evolve our business and more of our products are delivered to consumers digitally, we place a significant emphasis and focus on assessing our business performance through a review of net revenue by composition.

Our net revenue by composition for the three months ended September 30, 2019 and 2018 was as follows (in millions):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Net revenue:
Full game downloads	$180	$148	$32	22%
Live services	573	412	161	39%
Mobile	169	220	(51)	(23)%
Total Digital	$922	$780	$142	18%

Packaged goods and other	$426	$506	$(80)	(16)%
Total net revenue	$1,348	$1,286	$62	5%

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

For the three months ended September 30, 2019, digital net revenue was $922 million primarily driven by FIFA Ultimate Team, Apex Legends and The Sims 4. Digital net revenue for the three months ended September 30, 2019 increased $142 million, or

18 percent, as compared to the three months ended September 30, 2018. This increase is due to a $161 million increase in live services revenue primarily driven by Apex Legends and The Sims 4 and a $32 million increase in full-game downloads revenue primarily driven by Anthem, partially offset by a $51 million decrease in mobile revenue primarily driven by Star Wars: Galaxy of Heroes, Madden Mobile 15 and FIFA Online 4.

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

For the three months ended September 30, 2019, packaged goods and other net revenue was $426 million, primarily driven by FIFA 20, Madden NFL 20 and Anthem. Packaged goods and other net revenue for the three months ended September 30, 2019 decreased $80 million, or 16 percent, as compared to the three months ended September 30, 2018. This decrease in revenue was driven by a $127 million decrease in revenue primarily from the FIFA franchise and Star Wars Battlefront II, partially offset by a $47 million increase in revenue primarily from Anthem and the Battlefield franchise.

Net Revenue Year-to-Date Analysis

Net Revenue

For the six months ended September 30, 2019, net revenue was $2,557 million and increased $134 million, or 6 percent, as compared to the six months ended September 30, 2018. This increase in revenue was driven by a $417 million increase in revenue primarily from Apex Legends and Anthem. This increase in revenue was partially offset by a $283 million decrease in revenue primarily from the FIFA, Star Wars and Need for Speed franchises.

Net Revenue by Product Revenue and Service and Other Revenue

Our Net Revenue by Product revenue and Service and other revenue for the six months ended September 30, 2019 and 2018 was as follows (in millions):

	Six Months Ended September 30,
	2019	2018	$ Change	% Change
Net revenue:
Product	$734	$825	$(91)	(11)%
Service and other	1,823	1,598	225	14%
Total net revenue	$2,557	$2,423	$134	6%

Product Revenue

For the six months ended September 30, 2019, Product net revenue was $734 million, primarily driven by FIFA 20, The Sims 4 and Madden NFL 20. Product net revenue for the six months ended September 30, 2019 decreased $91 million, or 11 percent, as compared to the six months ended September 30, 2018. This decrease in revenue was driven by a $146 million decrease in revenue primarily from the FIFA franchise, primarily due to lower retail packaged goods sales of FIFA 20 versus FIFA 19 and due to higher catalog sales in the first quarter of prior year due to the FIFA World Cup. This decrease in revenue was partially offset by a $55 million increase in revenue primarily from The Sims and the Battlefield franchises.

Service and Other Revenue

For the six months ended September 30, 2019, Service and other net revenue was $1,823 million, primarily driven by FIFA Ultimate Team, Apex Legends and Anthem. Service and other net revenue for the six months ended September 30, 2019 increased $225 million, or 14 percent, as compared to the six months ended September 30, 2018. This increase in revenue was driven by a $423 million increase in revenue primarily from Apex Legends and Anthem. This increase in revenue was partially offset by a $198 million decrease in revenue primarily from the Star Wars, Need for Speed and Madden franchises.

Supplemental Net Revenue by Composition

Our net revenue by composition for the six months ended September 30, 2019 and 2018 was as follows (in millions):

	Six Months Ended September 30,
	2019	2018	$ Change	% Change
Net revenue:
Full game downloads	$312	$264	$48	18%
Live services	1,304	1,022	282	28%
Mobile	355	451	(96)	(21)%
Total Digital	$1,971	$1,737	$234	13%

Packaged goods and other	$586	$686	$(100)	(15)%
Total net revenue	$2,557	$2,423	$134	6%

Digital Net Revenue

For the six months ended September 30, 2019, digital net revenue was $1,971 million primarily driven by FIFA Ultimate Team, Apex Legends and The Sims 4. Digital net revenue for the six months ended September 30, 2019 increased $234 million, or 13 percent, as compared to the six months ended September 30, 2018. This increase is due to a $282 million increase in live services revenue primarily driven by Apex Legends and The Sims 4 and a $48 million increase in full-game downloads revenue primarily driven by Anthem, partially offset by a $96 million decrease in mobile revenue primarily driven by Star Wars: Galaxy of Heroes and Madden Mobile 15.

Packaged Goods and Other Net Revenue

For the six months ended September 30, 2019, packaged goods and other net revenue was $586 million, primarily driven by FIFA 20, FIFA 19 and Madden NFL 20. Packaged goods and other net revenue for the six months ended September 30, 2019 decreased $100 million, or 15 percent, as compared to the six months ended September 30, 2018. This decrease in revenue was driven by a $193 million decrease in revenue primarily from the FIFA franchises, primarily due to lower retail packaged goods sales of FIFA 20 versus FIFA 19 and due to higher catalog sales in the first quarter of prior year due to the FIFA World Cup, and Star Wars Battlefront II, partially offset by a $93 million increase in revenue primarily from Anthem and the Battlefield franchise.

Cost of Revenue Quarterly Analysis

Cost of revenue for the three months ended September 30, 2019 and 2018 was as follows (in millions):

	September 30, 2019	% of Related Net Revenue	September 30, 2018	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$193	34.0%	$222	35.6%	(13.1)%	(1.6)%
Service and other	212	27.2%	196	29.6%	8.2%	(2.4)%
Total cost of revenue	$405	30.0%	$418	32.5%	(3.1)%	(2.5)%

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

Cost of product revenue decreased by $29 million, or 13.1 percent during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This decrease was primarily due to a decrease in inventory costs associated with the FIFA franchise.

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

Cost of service and other revenue increased by $16 million, or 8.2 percent during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This increase was primarily due to an increase in royalty costs driven by higher sales associated with the Madden franchise and a higher royalty rate associated with the FIFA franchise.

Cost of Revenue Year-to-Date Analysis

Cost of revenue for the six months ended September 30, 2019 and 2018 was as follows (in millions):

	September 30, 2019	% of Related Net Revenue	September 30, 2018	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$228	31.1%	$290	35.2%	(21.4)%	(4.1)%
Service and other	364	20.0%	343	21.5%	6.1%	(1.5)%
Total cost of revenue	$592	23.2%	$633	26.1%	(6.5)%	(2.9)%

Cost of Product Revenue

Cost of product revenue decreased by $62 million, or 21.4 percent during the six months ended September 30, 2019, as compared to the six months ended September 30, 2018. This decrease was primarily due to a decrease in inventory costs associated with the FIFA franchise and a decrease in royalty costs associated with A Way Out that was launched in March of 2018.

Cost of Service and Other Revenue

Cost of service and other revenue increased by $21 million, or 6.1 percent during the six months ended September 30, 2019, as compared to the six months ended September 30, 2018. This increase was primarily due to an increase in royalty costs driven by higher sales associated with Madden franchise and a higher royalty rate associated with the FIFA franchise, and an increase in costs associated with Apex Legends and Anthem, which launched as online-only titles during fiscal year 2019.

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
Research and development expenses for the three and six months ended September 30, 2019 and 2018 were as follows (in millions):

	September 30, 2019	% of Net Revenue	September 30, 2018	% of Net Revenue	$ Change	% Change
Three months ended	$387	29%	$339	26%	$48	14%
Six months ended	$768	30%	$701	29%	$67	10%

Research and development expenses increased by $48 million, or 14 percent, during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This increase was primarily due to a $23 million increase in personnel-related costs primarily resulting from an increase in headcount due to our continued investment in our studios and an increase in variable compensation and related expenses, and a $22 million increase in stock-based compensation.

Research and development expenses increased by $67 million, or 10 percent, during the six months ended September 30, 2019, as compared to the six months ended September 30, 2018. This increase was primarily due to a $28 million increase in personnel-related costs primarily resulting from an increase in headcount due to our continued investment in our studios and an increase in variable compensation and related expenses, a $24 million increase in stock-based compensation, an $8 million increase in contracted services, and a $7 million increase in third party development.

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.

Marketing and sales expenses for the three and six months ended September 30, 2019 and 2018 were as follows (in millions):

	September 30, 2019	% of Net Revenue	September 30, 2018	% of Net Revenue	$ Change	% Change
Three months ended	$152	11%	$146	11%	$6	4%
Six months ended	$262	10%	$286	12%	$(24)	(8)%

Marketing and sales expenses increased by $6 million, or 4 percent, during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This increase was primarily due to a $6 million increase in advertising and promotional on Apex Legends.

Marketing and sales expenses decreased by $24 million, or 8 percent, during the six months ended September 30, 2019, as compared to the six months ended September 30, 2018. This decrease was primarily due to a $17 million decrease in advertising and promotional spending primarily on Star Wars: Galaxy of Heroes and the FIFA franchise during the six months ended September 30, 2019, and a $8 million decrease in personnel-related costs primarily resulting from a decrease in headcount.

General and Administrative

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three and six months ended September 30, 2019 and 2018 were as follows (in millions):

	September 30, 2019	% of Net Revenue	September 30, 2018	% of Net Revenue	$ Change	% Change
Three months ended	$128	9%	$117	9%	$11	9%
Six months ended	$238	9%	$231	10%	$7	3%
General and administrative expenses increased by $11 million, or 9 percent, during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This increase was primarily due to an increase in personnel-related costs and an increase in variable compensation and related expenses.
General and administrative expenses increased by $7 million, or 3 percent, during the six months ended September 30, 2019, as compared to the six months ended September 30, 2018. This increase was primarily due to an increase in personnel-related costs and an increase in variable compensation and related expenses.

Income Taxes
Provision for (benefit from) income taxes for the three and six months ended September 30, 2019 and 2018 were as follows (in millions):

	September 30, 2019	Effective Tax Rate	September 30, 2018	Effective Tax Rate
Three months ended	$(570)	(201)%	21	7.6%
Six months ended	(1,555)	(216)%	47	7.9%

The provision for income taxes for the three and six months ended September 30, 2019 is based on our projected annual effective tax rate for fiscal year 2020, adjusted for specific items that are required to be recognized in the period in which they are incurred.
During the three months ended June 30, 2019, we completed the Swiss intra-entity sale. The transaction resulted in the recognition of a $1.17 billion net Swiss Deferred Tax Asset as of June 30, 2019. During the three months ended September 30, 2019, Switzerland enacted a new statutory tax rate. As a result of the enactment, we remeasured our Swiss deferred taxes and recognized an additional net tax benefit of $630 million through continuing operations. The new statutory tax rate in Switzerland also resulted in a $0.1 billion increase to our valuation allowance recognized against the Swiss Deferred Tax Asset. As of September 30, 2019, our Swiss Deferred Tax Asset is $1.8 billion, net of a $0.2 billion valuation allowance.
The Altera opinion was also issued during the three months ended June 30, 2019, which requires related parties in an intercompany cost-sharing arrangement to share stock-based compensation expenses. The Altera opinion resulted in the recognition of $90 million of unrecognized tax benefits related to U.S. uncertain tax positions.
Our effective tax rates for the three and six months ended September 30, 2019 were negative 201 percent and 216 percent, respectively, as compared to 7.6 percent and 7.9 percent, for the same periods in fiscal year 2019. Excluding the impacts of the Swiss rate change benefit, Swiss Deferred Tax Asset, and Altera opinion, our effective tax rates for the three and six months ended September 30, 2019 would have been 12.7 percent and 13.6 percent, respectively, which was higher than the same periods in fiscal year 2019 primarily due to an increase in US taxes on foreign earnings in fiscal year 2020.
When compared to the statutory rate of 21 percent, the effective tax rates for the three and six months ended September 30, 2019 were significantly lower primarily due to the recognition of the Swiss tax rate change, Swiss Deferred Tax Asset and earnings realized in countries that have lower statutory tax rates, partially offset by the recognition of unrecognized tax benefits associated with the Altera opinion.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of September 30, 2019	As of March 31, 2019	Increase/(Decrease)
Cash and cash equivalents	$2,940	$4,708	$(1,768)
Short-term investments	1,943	737	1,206
Total	$4,883	$5,445	$(562)
Percentage of total assets	46%	61%

	Six Months Ended September 30,
(In millions)	2019	2018	Change
Net cash provided by (used in) operating activities	$195	$(6)	$201
Net cash used in investing activities	(1,263)	(704)	(559)
Net cash used in financing activities	(697)	(659)	(38)
Effect of foreign exchange on cash and cash equivalents	(3)	(8)	5
Net decrease in cash and cash equivalents	$(1,768)	$(1,377)	$(391)
Changes in Cash Flow
Operating Activities. Net cash provided by operating activities increased by $201 million during the six months ended September 30, 2019 as compared to the six months ended September 30, 2018 primarily driven by a $187 million decrease in accounts receivable due to improved collections and business performance, primarily driven by the sales of Apex Legends and Anthem, a $20 million increase in gains from hedging activities and lower variable compensation payments. These increases were partially offset by larger marketing and advertising payments for new titles, particularly Apex Legends and Anthem.
Investing Activities. Net cash used in investing activities increased by $559 million during the six months ended September 30, 2019 as compared to the six months ended September 30, 2018 primarily driven by a $955 million increase in the purchase of short-term investments. This increase was partially offset by a $347 million increase in proceeds from the sales and maturities of short-term investments during the six months ended September 30, 2019 as compared to the six months ended September 30, 2018 and the payment of $58 million in connection with mergers and acquisitions activity during the six months ended September 30, 2018.
Financing Activities. Net cash used in financing activities increased by $38 million during the six months ended September 30, 2019 as compared to the six months ended September 30, 2018 primarily driven by the payment of $64 million of contingent consideration in connection with our acquisition of Respawn and a $12 million increase in the repurchase and retirement of our common stock during the six months ended September 30, 2019 as compared to the six months ended September 30, 2018. This increase was partially offset by a $41 million decrease in cash paid to taxing authorities for shares withheld from employees.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of September 30, 2019, our short-term investments had gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments, and gross unrealized gains of $2 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.
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

Credit Facility
On August 29, 2019, we entered into a $500 million unsecured revolving credit facility (“Credit Facility”) with a syndicate of banks. The Credit Facility terminates on August 29, 2024 unless the maturity is extended in accordance with the terms of the Credit Facility and replaces the Company’s existing $500 million unsecured revolving credit facility (the “Prior Credit Facility”), which was due to expire on March 19, 2020. As of September 30, 2019, no amounts were outstanding under the Credit Facility. See Note 10 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to the Credit Facility, which is incorporated by reference into this Item 2.
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
As of September 30, 2019, approximately $3.7 billion of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions, of which approximately $2.9 billion is available for repatriation. The remaining $0.8 billion is considered to be indefinitely reinvested.
In May 2018, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $2.4 billion of our common stock. This stock repurchase program expires on May 31, 2020. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and six months ended September 30, 2019, we repurchased approximately 3.3 million and 6.5 million shares for approximately $306 million and $611 million, respectively, under this program. We are actively repurchasing shares under this program.
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

OFF-BALANCE SHEET COMMITMENTS
As of September 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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
Balance Sheet Hedging Activities. We use foreign currency forward contracts to mitigate foreign currency exchange risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. These foreign currency forward contracts generally have a contractual term of three months or less and are transacted near month-end.
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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of September 30, 2019, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $130 million or $260 million, respectively. As of September 30, 2019, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $82 million or $164 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in the same manner and actual results may differ materially. See Note 4 — Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.
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

As of September 30, 2019, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Changes in interest rates affect the fair value of our short-term investment portfolio. To provide a meaningful assessment of the interest rate risk associated with our short-term investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio assuming a 150 basis point parallel shift in the yield curve. As of September 30, 2019, a hypothetical 150 basis point increase in interest rates would have resulted in an $18 million, or less than 1%, decrease in the fair market value of our short-term investments.

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
Changes in internal control over financial reporting
There has been no change in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended September 30, 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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

We have $1 billion in senior unsecured notes outstanding as well as an unsecured $500 million revolving credit facility. While the facility is currently undrawn, we may use the proceeds of any future borrowings for general corporate purposes. We may also enter into other financial instruments in the future.

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

The agreements governing our indebtedness impose restrictions on us and require us to maintain compliance with specified covenants. In particular, the revolving credit facility requires us to maintain compliance with a debt to EBITDA ratio. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of these covenants and do not obtain a waiver from the lenders or noteholders, then, subject to applicable cure periods, our outstanding indebtedness may be declared immediately due and payable. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities, as well as the potential costs associated with any potential refinancing our indebtedness. Downgrades in our credit rating could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.

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

In addition, any further changes to U.S. federal, state or international tax laws applicable to corporate multinationals in the countries in which we do business, particularly in Switzerland, where our international publishing business is headquartered, and changes in such jurisdictions’ interpretations, decisions, policies or positions with respect to existing tax laws, could adversely affect our effective tax rates, cause us to change the way in which we structure our business or result in other costs. Our effective tax rate also could be adversely affected by changes in the valuation allowance for deferred tax assets, the analysis of which could be impacted by changes in our profit level, changes in our business, changes in our mix of foreign earnings, as well as other factors. In fiscal year 2020, we recorded a partial valuation allowance against our Swiss Deferred Tax Asset. The partial valuation allowance was due to the limited seven-year carry forward period and our scheduling of our future taxable income. Significant judgment was involved in determining the amount of the valuation allowance, particularly in estimating future taxable income over the period in which the Swiss Deferred Tax Asset will reverse and assumptions related to expected growth rates. Actual financial results may differ materially from our current estimates and could have a material impact on our assessment of the valuation allowance.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
In May 2018, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $2.4 billion of our common stock. This stock repurchase program expires on May 31, 2020. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans.

The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and six months ended September 30, 2019, we repurchased approximately 3.3 million and 6.5 million shares for approximately $306 million and $611 million, respectively, under this program. We are actively repurchasing shares under this program.
The following table summarizes the number of shares repurchased during the three months ended September 30, 2019:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
June 30, 2019 - July 27, 2019	987,351	$93.24	987,351	$887
July 28, 2019 - August 24, 2019	1,064,890	$91.00	1,064,890	$790
August 25, 2019 - September 28, 2019	1,200,397	$96.88	1,200,397	$674
	3,252,638	$93.85	3,252,638

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The exhibits listed in the accompanying index to exhibits on Page 64 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2019
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

†
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 are the following formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
November 5, 2019	Chief Operating Officer and
Chief Financial Officer