Form 10-Q
period 2019-12-31
ELECTRONIC ARTS INC.
filed 2020-02-04
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
As of January 31, 2020, there were 289,674,301 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2019

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	December 31, 2019	March 31, 2019 (a)
ASSETS
Current assets:
Cash and cash equivalents	$3,603	$4,708
Short-term investments	1,999	737
Receivables, net	798	623
Other current assets	229	313
Total current assets	6,629	6,381
Property and equipment, net	439	448
Goodwill	1,892	1,892
Acquisition-related intangibles, net	62	87
Deferred income taxes, net	1,828	35
Other assets	311	114
TOTAL ASSETS	$11,161	$8,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61	$113
Accrued and other current liabilities	1,204	1,052
Deferred net revenue (online-enabled games)	1,073	1,100
Total current liabilities	2,338	2,265
Senior notes, net	995	994
Income tax obligations	352	233
Deferred income taxes, net	2	2
Other liabilities	237	132
Total liabilities	3,924	3,626
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 291 and 298 shares issued and outstanding, respectively	3	3
Additional paid-in capital	—	—
Retained earnings	7,267	5,358
Accumulated other comprehensive loss	(33)	(30)
Total stockholders’ equity	7,237	5,331
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,161	$8,957
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share data)	2019	2018	2019	2018
Net revenue:
Product	$701	$552	$1,435	$1,377
Service and other	892	737	2,715	2,335
Total net revenue	1,593	1,289	4,150	3,712
Cost of revenue:
Product	216	175	444	465
Service and other	292	238	656	581
Total cost of revenue	508	413	1,100	1,046
Gross profit	1,085	876	3,050	2,666
Operating expenses:
Research and development	389	334	1,157	1,035
Marketing and sales	202	187	464	473
General and administrative	126	106	364	337
Acquisition-related contingent consideration	2	1	5	3
Amortization of intangibles	5	6	16	18
Total operating expenses	724	634	2,006	1,866
Operating income	361	242	1,044	800
Interest and other income (expense), net	13	23	50	60
Income before provision for (benefit from) income taxes	374	265	1,094	860
Provision for (benefit from) income taxes	28	3	(1,527)	50
Net income	$346	$262	$2,621	$810
Earnings per share:
Basic	$1.18	$0.87	$8.91	$2.66
Diluted	$1.18	$0.86	$8.85	$2.64
Number of shares used in computation:
Basic	292	302	294	304
Diluted	294	304	296	307
See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2019	2018	2019	2018
Net income	$346	$262	$2,621	$810
Other comprehensive income (loss), net of tax:
Net gains (losses) on available-for-sale securities	(1)	2	2	3
Net gains (losses) on derivative instruments	(29)	11	(4)	107
Foreign currency translation adjustments	7	(11)	(1)	(23)
Total other comprehensive income (loss), net of tax	(23)	2	(3)	87
Total comprehensive income	$323	$264	$2,618	$897

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except per share data)	Shares	Amount
Balances as of March 31, 2019	298,107	$3	$—	$5,358	$(30)	$5,331
Total comprehensive income	—	—	—	1,421	13	1,434
Stock-based compensation	—	—	73	—	—	73
Issuance of common stock	985	—	(48)	—	—	(48)
Repurchase and retirement of common stock	(3,205)	—	(25)	(280)	—	(305)
Balances as of June 30, 2019	295,887	3	—	6,499	(17)	6,485
Total comprehensive income	—	—	—	854	7	861
Stock-based compensation	—	—	92	—	—	92
Issuance of common stock	584	—	26	—	—	26
Repurchase and retirement of common stock	(3,253)	—	(118)	(188)	—	(306)
Balances as of September 30, 2019	293.218	3	—	7,165	(10)	7,158
Total comprehensive income	—	—	—	346	(23)	323
Stock-based compensation	—	—	91	—	—	91
Issuance of common stock	492	—	(30)	—	—	(30)
Repurchase and retirement of common stock	(3,101)	—	(61)	(244)	—	(305)
Balances as of December 31, 2019	290,609	$3	$—	$7,267	$(33)	$7,237

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except per share data)	Shares	Amount
Balances as of March 31, 2018	306,370	$3	$657	$4,062	$(127)	$4,595
Cumulative-effect adjustment from the adoption of ASC 606	—	—	—	590	22	612
Cumulative-effect adjustment from the adoption of ASU 2018-02	—	—	—	(1)	1	—
Total comprehensive income	—	—	—	293	78	371
Stock-based compensation	—	—	70	—	—	70
Issuance of common stock	1,280	—	(88)	—	—	(88)
Repurchase and retirement of common stock	(2,264)	—	(300)	—	—	(300)
Balances as of June 30, 2018	305,386	3	339	4,944	(26)	5,260
Total comprehensive income	—	—	—	255	7	262
Stock-based compensation	—	—	66	—	—	66
Issuance of common stock	618	—	28	—	—	28
Repurchase and retirement of common stock	(2,334)	—	(299)	—	—	(299)
Balances as of September 30, 2018	303,670	3	134	5,199	(19)	5,317
Total comprehensive income	—	—	—	262	2	264
Stock-based compensation	—	—	75	—	—	75
Issuance of common stock	382	—	(20)	—	—	(20)
Repurchase and retirement of common stock	(3,158)	—	(189)	(103)	—	(292)
Balances as of December 31, 2018	300,894	$3	$—	$5,358	$(17)	$5,344

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended December 31,
(In millions)	2019	2018
OPERATING ACTIVITIES
Net income	$2,621	$810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	111	108
Stock-based compensation	256	211
Change in assets and liabilities:
Receivables, net	(176)	(271)
Other assets	76	41
Accounts payable	(33)	35
Accrued and other liabilities	264	123
Deferred income taxes, net	(1,793)	(89)
Deferred net revenue (online-enabled games)	(27)	(20)
Net cash provided by operating activities	1,299	948
INVESTING ACTIVITIES
Capital expenditures	(100)	(84)
Proceeds from maturities and sales of short-term investments	1,375	955
Purchase of short-term investments	(2,621)	(1,144)
Acquisition, net of cash acquired	—	(58)
Net cash used in investing activities	(1,346)	(331)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	34	36
Cash paid to taxing authorities for shares withheld from employees	(86)	(116)
Repurchase and retirement of common stock	(916)	(891)
Acquisition-related contingent consideration payment	(90)	—
Net cash used in financing activities	(1,058)	(971)
Effect of foreign exchange on cash and cash equivalents	—	(17)
Decrease in cash and cash equivalents	(1,105)	(371)
Beginning cash and cash equivalents	4,708	4,258
Ending cash and cash equivalents	$3,603	$3,887
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$116	$85
Cash paid during the period for interest	21	21
Non-cash investing activities:
Change in accrued capital expenditures	$(20)	$(11)

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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2020 contains 52 weeks and ends on March 28, 2020. Our results of operations for the fiscal year ended March 31, 2019 contained 52 weeks and ended on March 30, 2019. Our results of operations for the three months ended December 31, 2019 and 2018 contained 13 weeks each and ended on December 28, 2019 and December 29, 2018, respectively. Our results of operations for the nine months ended December 31, 2019 and 2018 contained 39 weeks each and ended on December 28, 2019 and December 29, 2018, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
Other Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The update changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This update replaces the existing incurred loss impairment model with an expected loss model. It also requires credit losses related to available-for-sale debt securities to be recognized as an allowance for credit losses rather than as a reduction to the carrying value of the securities. In May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. This update is effective for us beginning in the first quarter of fiscal year 2021. We are evaluating the impact of this new standard but do not expect the adoption to have a material impact on our Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This update eliminates, adds, and modifies certain fair value measurement disclosure requirements. This update is effective for us beginning in the first quarter of fiscal 2021. We do not expect the adoption to have a material impact on our Condensed Consolidated Financial Statements.

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

In December 2019, the FASB issued ASC 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This update is effective for us beginning in the first quarter of fiscal year 2022. Early adoption is permitted. We are currently evaluating the impact of this new standard on our Condensed Consolidated Financial Statements and related disclosures.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2019 and March 31, 2019, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of December 31, 2019	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$85	$85	$—	$—	Cash equivalents
Money market funds	1,352	1,352	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	837	—	837	—	Short-term investments and cash equivalents
U.S. Treasury securities	459	459	—	—	Short-term investments and cash equivalents
U.S. agency securities	8	—	8	—	Short-term investments
Commercial paper	438	—	438	—	Short-term investments and cash equivalents
Foreign government securities	48	—	48		Short-term investments
Asset-backed securities	281	—	281	—	Short-term investments
Certificates of deposit	43	—	43	—	Short-term investments
Foreign currency derivatives	22	—	22	—	Other current assets and other assets
Deferred compensation plan assets (a)	14	14	—	—	Other assets
Total assets at fair value	$3,587	$1,910	$1,677	$—
Liabilities
Contingent consideration (b)	$35	$35	$—	$—	Accrued and other current liabilities
Foreign currency derivatives	9	—	9	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	14	14	—	—	Other liabilities
Total liabilities at fair value	$58	$49	$9	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	As of March 31, 2019	(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$23	$23	$—	$—	Cash equivalents
Money market funds	2,704	2,704	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	327	—	327	—	Short-term investments and cash equivalents
U.S. Treasury securities	294	294	—	—	Short-term investments and cash equivalents
U.S. agency securities	57	—	57	—	Short-term investments and cash equivalents
Commercial paper	233	—	233	—	Short-term investments and cash equivalents
Foreign government securities	58	—	58	—	Short-term investments and cash equivalents
Asset-backed securities	55	—	55	—	Short-term investments and cash equivalents
Certificates of deposit	2	—	2	—	Short-term investments and cash equivalents
Foreign currency derivatives	33	—	33	—	Other current assets and other assets
Deferred compensation plan assets (a)	11	11	—	—	Other assets
Total assets at fair value	$3,797	$3,032	$765	$—
Liabilities
Contingent consideration (b)	$136	$—	$—	$136	Accrued and other current liabilities
Foreign currency derivatives	16	—	16	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	12	12	—	—	Other liabilities
Total liabilities at fair value	$164	$12	$16	$136

(a)
The Deferred Compensation Plan assets consist of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, for additional information regarding our Deferred Compensation Plan.

(b)
The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with our acquisition of Respawn Entertainment, LLC (“Respawn”) that is contingent upon the achievement of certain performance milestones. As of March 31, 2019, we estimated fair value using a probability-weighted income approach combined with a real options methodology, and applied a discount rate that appropriately captures the risk associated with the obligation, ranging from 2.9 percent to 3.1 percent. During the nine months ended December 31, 2019, there were no material changes to the estimated fair value of the contingent consideration liability other than $105 million in payments for performance milestones achieved. As of December 31, 2019, all remaining performance milestones have been achieved and the $35 million remaining payment amount was fixed and was paid in the fourth quarter of fiscal year 2020. See Note 7 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, for additional information regarding the Respawn acquisition.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of December 31, 2019 and March 31, 2019, our cash and cash equivalents were $3,603 million and $4,708 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.

Short-Term Investments
Short-term investments consisted of the following as of December 31, 2019 and March 31, 2019 (in millions):

	As of December 31, 2019				As of March 31, 2019
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$811	$1	$—	$812	$325	$—	$(1)	$324
U.S. Treasury securities	413	—	—	413	153	—	—	153
U.S. agency securities	8	—	—	8	44	—	—	44
Commercial paper	393	1	—	394	112	—	—	112
Foreign government securities	48	—	—	48	50	—	—	50
Asset-backed securities	281	—	—	281	53	—	—	53
Certificates of deposit	43	—	—	43	1	—	—	1
Short-term investments	$1,997	$2	$—	$1,999	$738	$—	$(1)	$737

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of December 31, 2019 and March 31, 2019 (in millions):

	As of December 31, 2019		As of March 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$1,573	$1,574	$449	$448
Due 1 year through 5 years	412	413	287	287
Due after 5 years	12	12	2	2
Short-term investments	$1,997	$1,999	$738	$737

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of December 31, 2019			As of March 31, 2019
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$254	$1	$2	$295	$—	$10
Forward contracts to sell	$938	$18	$4	$1,355	$31	$4

The effects of cash flow hedge accounting in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2019 and 2018 are as follows (in millions):

	Amount of Gain (Loss) Recognized in the Statements of Operations
	Three Months Ended December 31,				Nine Months Ended December 31,
	2019		2018		2019		2018
	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,593	$389	$1,289	$334	$4,150	$1,157	$3,712	$1,035
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$18	$(1)	$13	$(2)	$59	$(8)	$1	$(6)

The amounts excluded from the assessment of hedge effectiveness were gains of $6 million and $20 million during the three and nine months ended December 31, 2018, respectively, and recognized in interest and other income (expense), net.
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

Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of December 31, 2019			As of March 31, 2019
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$624	$1	$1	$449	$—	$2
Forward contracts to sell	$936	$2	$2	$394	$2	$—

The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2019 and 2018 was as follows (in millions):

	Amount of Gain (Loss) Recognized in the Statements of Operations
	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	Interest and other income (expense), net
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$13	$23	$50	$60
Gain (losses) on foreign currency forward contracts not designated as hedging instruments	$(1)	$21	$(4)	$25

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended December 31, 2019 and 2018 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of September 30, 2019	$2	$47	$(59)	$(10)
Other comprehensive income (loss) before reclassifications	(1)	(12)	7	(6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(17)	—	(17)
Total other comprehensive income (loss), net of tax	(1)	(29)	7	(23)
Balances as of December 31, 2019	$1	$18	$(52)	$(33)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of September 30, 2018	$(7)	$30	$(42)	$(19)
Other comprehensive income (loss) before reclassifications	1	22	(11)	12
Amounts reclassified from accumulated other comprehensive income (loss)	1	(11)	—	(10)
Total other comprehensive income (loss), net of tax	2	11	(11)	2
Balances as of December 31, 2018	$(5)	$41	$(53)	$(17)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended December 31, 2019 and 2018 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2019	$(1)	$22	$(51)	$(30)
Other comprehensive income (loss) before reclassifications	3	47	(1)	49
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(51)	—	(52)
Total other comprehensive income (loss), net of tax	2	(4)	(1)	(3)
Balances as of December 31, 2019	$1	$18	$(52)	$(33)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2018	$(8)	$(89)	$(30)	$(127)
Cumulative-effect adjustment from the adoption of ASC 606	—	22	—	22
Cumulative-effect adjustment from the adoption of ASU 2018-02	—	1	—	1
Balances as of April 1, 2018	(8)	(66)	(30)	(104)
Other comprehensive income (loss) before reclassifications	2	102	(23)	81
Amounts reclassified from accumulated other comprehensive income (loss)	1	5	—	6
Total other comprehensive income (loss), net of tax	3	107	(23)	87
Balances as of December 31, 2018	$(5)	$41	$(53)	$(17)

The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and nine months ended December 31, 2019 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$(18)	$(59)
Research and development	1	8
Total, net of tax	$(17)	$(51)

The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and nine months ended December 31, 2018 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended December 31, 2018	Nine Months Ended December 31, 2018
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$(13)	$(1)
Research and development	2	6
Total, net of tax	$(11)	$5

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the nine months ended December 31, 2019 are as follows (in millions):

	As of March 31, 2019	Activity	Effects of Foreign Currency Translation	As of December 31, 2019
Goodwill	$2,260	$—	$—	$2,260
Accumulated impairment	(368)	—	—	(368)
Total	$1,892	$—	$—	$1,892

Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets.

Acquisition-related intangibles consisted of the following (in millions):

	As of December 31, 2019			As of March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$474	$(444)	$30	$469	$(427)	$42
Trade names and trademarks	161	(129)	32	161	(121)	40
Registered user base and other intangibles	5	(5)	—	5	(5)	—
Carrier contracts and related	85	(85)	—	85	(85)	—
In-process research and development	—	—	—	5	—	5
Total	$725	$(663)	$62	$725	$(638)	$87

Amortization of intangibles for the three and nine months ended December 31, 2019 and 2018 are classified in the Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Cost of product	$3	$1	$3	$3
Cost of service and other	2	—	6	—
Operating expenses	5	6	16	18
Total	$10	$7	$25	$21

Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, ranging from 1 to 5 years. As of December 31, 2019 and March 31, 2019, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 2.5 years and 3.2 years, respectively.
As of December 31, 2019, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Condensed Consolidated Statements of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2020 (remaining three months)	$10
2021	22
2022	22
2023	8
2024 and thereafter	—
Total	$62

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

During the three and nine months ended December 31, 2019 and 2018, we did not recognize any material losses or impairment charges on royalty-based commitments, respectively.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of December 31, 2019	As of March 31, 2019
Other current assets	$36	$53
Other assets	26	30
Royalty-related assets	$62	$83

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

	As of December 31, 2019	As of March 31, 2019
Accrued royalties	$244	$144
Other liabilities	32	51
Royalty-related liabilities	$276	$195

As of December 31, 2019, we were committed to pay approximately $796 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 12 for further information on our developer and licensor commitments.

(8) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of December 31, 2019 and March 31, 2019 consisted of (in millions):

	As of December 31, 2019	As of March 31, 2019
Computer, equipment and software	$753	$710
Buildings	348	343
Leasehold improvements	164	139
Equipment, furniture and fixtures, and other	85	80
Land	66	66
Construction in progress	3	21
	1,419	1,359
Less: accumulated depreciation	(980)	(911)
Property and equipment, net	$439	$448

During the three and nine months ended December 31, 2019, depreciation expense associated with property and equipment was $29 million and $89 million, respectively.
During the three and nine months ended December 31, 2018, depreciation expense associated with property and equipment was $30 million and $90 million, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities as of December 31, 2019 and March 31, 2019 consisted of (in millions):

	As of December 31, 2019	As of March 31, 2019
Other accrued expenses	$294	$290
Accrued compensation and benefits	280	238
Accrued royalties	244	144
Sales return and price protection reserves	174	150
Contingent consideration	35	136
Deferred net revenue (other)	102	94
Operating lease liabilities (See Note 11)	75	—
Accrued and other current liabilities	$1,204	$1,052

Deferred net revenue (other) includes the deferral of subscription revenue, advertising revenue, licensing arrangements, and other revenue for which the revenue recognition criteria has not been met.
Deferred net revenue
Deferred net revenue as of December 31, 2019 and March 31, 2019 consisted of (in millions):

	As of December 31, 2019	As of March 31, 2019
Deferred net revenue (online-enabled games)	$1,073	$1,100
Deferred net revenue (other)	102	94
Deferred net revenue (noncurrent)	13	23
Total Deferred net revenue	$1,188	$1,217

During the nine months ended December 31, 2019, we recognized $1,169 million of revenue that was included in the deferred revenue balance as of March 31, 2019.
Remaining Performance Obligations
As of December 31, 2019, revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes our deferred revenue balance of $1,188 million. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue. We expect to recognize substantially all of these balances as revenue over the next 12 months.

(9) INCOME TAXES

The provision for income taxes for the three and nine months ended December 31, 2019 is based on our projected annual effective tax rate for fiscal year 2020, adjusted for specific items that are required to be recognized in the period in which they are incurred.
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

The transaction resulted in the recognition of a $1.17 billion net Swiss Deferred Tax Asset, which is net of the impact of the Ninth Circuit Court of Appeals in Altera Corp. v Commissioner opinion (“the Altera opinion”) on the transaction and a valuation allowance, as of June 30, 2019. Separately, during the three months ended September 30, 2019, Switzerland enacted a new statutory tax rate. As a result of the enactment, we remeasured our Swiss deferred taxes and recognized an additional net tax benefit of $630 million through continuing operations (“Swiss rate change benefit”). As of September 30, 2019 and December 31, 2019, the net Swiss Deferred Tax Asset is $1.8 billion, which is net of a $0.2 billion valuation allowance and a $0.4 billion reduction due to the Altera opinion. The valuation allowance increased by $0.1 billion during the three months ended September 30, 2019 due to the enactment of a new statutory tax rate in Switzerland. There was no material change to the valuation allowance during the three months ended December 31, 2019.
The Altera opinion also requires related parties in an intercompany cost-sharing arrangement to share stock-based compensation expenses. The Altera opinion resulted in the recognition of $90 million of unrecognized tax benefits related to U.S. uncertain tax positions during the three months ended June 30, 2019.
Our effective tax rates for the three and nine months ended December 31, 2019 were 7.5 percent and negative 139.6 percent, respectively, as compared to 1.1 percent and 5.8 percent, for the same periods in fiscal year 2019. Excluding the impacts of the Swiss rate change benefit, the Swiss Deferred Tax Asset, and Altera opinion, our effective tax rates for the three and nine months ended December 31, 2019 would have been 15.8 percent and 14.4 percent, respectively, which was higher than the same periods in fiscal year 2019 primarily due to an increase in U.S. taxes on foreign earnings in fiscal year 2020.
When compared to the statutory rate of 21 percent, the effective tax rates for the three and nine months ended December 31, 2019 were significantly lower primarily due to the recognition of the Swiss rate change benefit, the Swiss Deferred Tax Asset and earnings realized in countries that have lower statutory tax rates, partially offset by the unrecognized tax benefits associated with the Altera opinion.
We file income tax returns and are subject to income tax examinations in various jurisdictions with respect to fiscal years after 2009. The timing and potential resolution of income tax examinations is highly uncertain. While we continue to measure our uncertain tax positions, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued. During the three months ended December 31, 2019, the Ninth Circuit Court of Appeals denied en banc review of the Altera opinion. A final determination of Altera is reasonably possible within the next 12 months. If the Altera opinion stands, it would result in a $0.5 billion reduction of our unrecognized tax benefits; approximately $0.1 billion of which relates to U.S. uncertain tax positions recognized as of December 31, 2019 and approximately $0.4 billion of which reduced the Swiss Deferred Tax Asset recognized as of December 31, 2019.
It is also reasonably possible that an additional reduction of up to $15 million of unrecognized tax benefits may occur within the next 12 months, unrelated to the Altera opinion, a portion of which would impact our effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements and tax interpretations.

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
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of December 31, 2019	As of March 31, 2019
Senior Notes:
3.70% Senior Notes due 2021	$600	$600
4.80% Senior Notes due 2026	400	400
Total principal amount	$1,000	$1,000
Unaccreted discount	(1)	(1)
Unamortized debt issuance costs	(4)	(5)
Net carrying value of Senior Notes	$995	$994

Fair value of Senior Notes (Level 2)	$1,062	$1,039

As of December 31, 2019, the remaining life of the 2021 Notes and 2026 Notes is approximately 1.2 years and 6.2 years, respectively.

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
Credit Facility
On August 29, 2019, we entered into a $500 million unsecured revolving credit facility (“Credit Facility”) with a syndicate of banks. The Credit Facility terminates on August 29, 2024 unless the maturity is extended in accordance with its terms. The Credit Facility contains an option to arrange with existing lenders and/or new lenders to provide up to an aggregate of $500 million in additional commitments for revolving loans. Proceeds of loans made under the Credit Facility may be used for general corporate purposes.

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

The credit agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a debt to EBITDA ratio. As of December 31, 2019, we were in compliance with the debt to EBITDA ratio.

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

As of December 31, 2019, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for the three and nine months ended December 31, 2019 and 2018 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Amortization of debt issuance costs	$—	$—	$(1)	$(1)
Coupon interest expense	(10)	(10)	(31)	(31)
Other interest expense	—	(1)	—	(1)
Total interest expense	$(10)	$(11)	$(32)	$(33)

(11) LEASES

Our leases primarily consist of facility leases for our offices and development studios, data centers, and server equipment, with remaining lease terms up to 15 years. Our lease terms may include options to extend or terminate the lease. When it is reasonably certain that we will exercise that option, we include the renewals or reduced lease terms in our calculation of operating lease liabilities. All of our leases are classified as operating leases.

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

The components of lease expense are as follows (in millions):

	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Operating lease costs	$18	$52
Variable lease costs	9	29
Short-term lease costs	2	11
Total lease expense	$29	$92

Supplemental cash and noncash information related to our operating leases are as follows (in millions):

Nine Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liability	$47
ROU assets obtained in exchange for new lease obligations	$49

Weighted average remaining lease term and discount rate are as follows:

At December 31, 2019
Lease term	4.9 years
Discount rate	3.4%

Operating lease ROU assets and liabilities recorded on our Condensed Consolidated Balance Sheet as of April 1, 2019 and December 31, 2019, are as follows (in millions):

	Balance at April 1, 2019	Balance as of December 31, 2019	Balance Sheet Classification
Operating lease ROU assets	$215	$206	Other assets

Operating lease liabilities	$50	$75	Accrued and other current liabilities
Noncurrent operating lease liabilities	197	168	Other liabilities
Total operating lease liabilities	$247	$243

Future minimum lease payments under operating leases as of December 31, 2019 were as follows (in millions):

Fiscal Years Ending March 31,
2020 (remaining three months)	$22
2021	74
2022	59
2023	35
2024	28
2025	19
Thereafter	26
Total future lease payments	263
Less imputed interest	(20)
Total operating lease liabilities	$243

Future minimum lease payments as of March 31, 2019, prior to our adoption of the New Lease Standard, were as follows (in millions):

Fiscal Years Ending March 31,
2020	$52
2021	54
2022	44
2023	36
2024	28
Thereafter	50
Total future lease payments	$264

As of December 31, 2019, we have entered into two office leases that have not yet commenced with future lease payments of approximately $177 million. These office leases are expected to commence in fiscal year 2021 and 2023, and will have lease terms ranging from 12 years to 15 years.

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

The following table summarizes our minimum contractual obligations as of December 31, 2019 (in millions):

		Fiscal Years Ending March 31,
		2020
		(Remaining
	Total	three mos.)	2021	2022	2023	2024	2025	Thereafter
Unrecognized commitments
Developer/licensor commitments	$796	$27	$249	$252	$108	$93	$63	$4
Marketing commitments	315	16	101	88	42	40	28	—
Senior Notes interest	145	7	41	20	20	19	19	19
Operating lease imputed interest	20	2	6	4	3	3	1	1
Operating leases not yet commenced	177	—	—	—	8	13	13	143
Other purchase obligations	105	6	44	43	8	2	2	—
Total unrecognized commitments	1,558	58	441	407	189	170	126	167

Recognized commitments
Senior Notes principal and interest	1,014	14	600	—	—	—	—	400
Operating leases	243	20	68	55	32	25	18	25
Transition and other taxes	74	6	23	24	3	5	5	8
Licensing commitments	59	6	26	27	—	—	—	—
Total recognized commitments	1,390	46	717	106	35	30	23	433

Total commitments	$2,948	$104	$1,158	$513	$224	$200	$149	$600

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements.
In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of December 31, 2019; however, certain payment obligations may be accelerated depending on the performance of our operating results. Furthermore, up to $20 million of the unrecognized amounts in the table above may be payable, at the licensor’s election, in shares of our common stock, subject to a $10 million maximum during any fiscal year. The number of shares to be issued will be based on their fair market value at the time of issuance.
In addition to what is included in the table above, as of December 31, 2019, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $330 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Also, in addition to what is included in the table above, as of December 31, 2019, we will pay $35 million of cash consideration in connection with the December 1, 2017 acquisition of Respawn based on the achievement of certain performance milestones. As of December 31, 2019, we have recorded $35 million of contingent consideration on our Condensed Consolidated Balance Sheet.

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

The assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Risk-free interest rate	1.6%	1.6 - 1.8%
Expected volatility	14 - 65%	14 - 65%
Weighted-average volatility	30%	29%
Expected dividends	None	None

Stock Options
The following table summarizes our stock option activity for the nine months ended December 31, 2019:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2019	1,375	$30.63
Granted	4	94.92
Exercised	(196)	30.49
Forfeited, cancelled or expired	—	—
Outstanding as of December 31, 2019	1,183	$30.86	4.14	$92
Vested and expected to vest	1,183	$30.86	4.14	$92
Exercisable as of December 31, 2019	1,183	$30.86	4.14	$92

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of December 31, 2019, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Units
The following table summarizes our restricted stock unit activity for the nine months ended December 31, 2019:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2019	4,960	$111.03
Granted	4,021	93.07
Vested	(2,279)	108.74
Forfeited or cancelled	(425)	107.29
Outstanding as of December 31, 2019	6,277	$100.61

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
The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the nine months ended December 31, 2019:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2019	579	$110.51
Granted	—	—
Forfeited or cancelled	—	—
Outstanding as of December 31, 2019	579	$110.51

Market-Based Restricted Stock Units

Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the market-based restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be issued at vesting will range from zero percent to 200 percent of the target number of market-based restricted stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period, over either a one-year, two-year cumulative and three-year cumulative period or over a two-year and four-year cumulative period.
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the nine months ended December 31, 2019:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2019	958	$155.64
Granted	1,313	109.04
Vested	(93)	109.05
Forfeited or cancelled	(260)	137.05
Outstanding as of December 31, 2019	1,918	$128.51

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Cost of revenue	$1	$1	$3	$3
Research and development	60	49	170	135
Marketing and sales	10	8	27	24
General and administrative	20	17	56	49
Stock-based compensation expense	$91	$75	$256	$211

During the three and nine months ended December 31, 2019, we recognized a $6 million and a $17 million deferred income tax benefit, respectively, related to our stock-based compensation expense. During the three and nine months ended December 31, 2018, we recognized a $14 million and a $31 million deferred income tax benefit, respectively, related to our stock-based compensation expense.
As of December 31, 2019, our total unrecognized compensation cost related to restricted stock units, market-based restricted stock units, performance-based restricted stock units was $610 million and is expected to be recognized over a weighted-average service period of 2.0 years. Of the $610 million of unrecognized compensation cost, $514 million relates to restricted stock units, $88 million relates to market-based restricted stock units, and $8 million relates to performance-based restricted stock units at 68 percent average payout.
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

The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and nine months ended December 31, 2019, we repurchased approximately 3.1 million and 9.6 million shares for approximately $305 million and $916 million, respectively, under this program. During the three and nine months ended December 31, 2018, we repurchased approximately 3.2 million and 7.2 million shares for approximately $292 million and $815 million, respectively, under the May 2018 program. We are actively repurchasing shares under this program.

The following table summarizes total shares repurchased during the three and nine months ended December 31, 2019 and 2018:

	May 2017 Program		May 2018 Program		Total
(in millions)	Shares	Amount	Shares	Amount	Shares	Amount
Three months ended December 31, 2019	—	$—	3.1	$305	3.1	$305
Nine months ended December 31, 2019	—	$—	9.6	916	9.6	$916
Three months ended December 31, 2018	—	$—	3.2	$292	3.2	$292
Nine months ended December 31, 2018	0.6	$76	7.2	815	7.8	$891

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2019	2018	2019	2018
Net income	$346	$262	$2,621	$810
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	292	302	294	304
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	2	2	2	3
Weighted-average common stock outstanding — diluted	294	304	296	307
Earnings per share:
Basic	$1.18	$0.87	$8.91	$2.66
Diluted	$1.18	$0.86	$8.85	$2.64

For the three and nine months ended December 31, 2019, 2 million of restricted stock units and market-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. Our performance-based restricted stock units, which are considered contingently issuable shares, are also excluded from the treasury stock method computation because the related performance-based milestones were not achieved as of the end of the reporting period.

For the three and nine months ended December 31, 2018, an immaterial amount of restricted stock units and market-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect.

(15) SEGMENT INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Our CODM currently reviews total company operating results to assess overall performance and allocate resources. As of December 31, 2019, we have only one reportable segment, which represents our only operating segment.

Information about our total net revenue by composition and by platform for the three and nine months ended December 31, 2019 and 2018 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net revenue by composition
Full game downloads	$286	$247	$598	$511
Live services	677	480	1,981	1,502
Mobile	161	181	516	632
Total Digital	1,124	908	3,095	2,645

Packaged goods and other	469	381	1,055	1,067
Net revenue	$1,593	$1,289	$4,150	$3,712

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Platform net revenue
Console	$1,163	$885	$2,846	$2,507
PC / Browser	257	217	748	563
Mobile	169	181	542	634
Other	4	6	14	8
Net revenue	$1,593	$1,289	$4,150	$3,712

Information about our operations in North America and internationally for the three and nine months ended December 31, 2019 and 2018 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net revenue from unaffiliated customers
North America	$690	$519	$1,711	$1,436
International	903	770	2,439	2,276
Net revenue	$1,593	$1,289	$4,150	$3,712

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of December 28, 2019, the related condensed consolidated statements of operations, comprehensive income, and stockholders’ equity for the three-month and nine-month periods ended December 28, 2019 and December 29, 2018, the related condensed consolidated statements of cash flows for the nine-month periods ended December 28, 2019 and December 29, 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
February 4, 2020

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

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended December 31, 2019, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 as filed with the SEC on May 24, 2019 and in other documents we have filed with the SEC.
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
Financial Results
Our key financial results for our fiscal quarter ended December 31, 2019 were as follows:

•	Total net revenue was $1,593 million, up 24 percent year-over-year. On a constant currency basis, we estimate total net revenue would have been $1,616 million, up 25 percent year-over-year.

•	Digital net revenue was $1,124 million, up 24 percent year-over-year.

•	Gross margin was 68.1 percent, remaining relatively consistent year-over-year.

•	Operating expenses were $724 million, up 14 percent year-over-year. On a constant currency basis, we estimate that operating expenses would have been $733 million, up 16 percent year over year.

•	Operating income was $361 million, up 49 percent year-over-year.

•	Net income was $346 million with diluted earnings per share of $1.18.

•	Operating cash flow was $1,104 million, up 16 percent year-over-year.

•	Total cash, cash equivalents and short-term investments were $5,602 million.

•	We repurchased 3.1 million shares of our common stock for $305 million.

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

Trends in Our Business

Digital Business. Players increasingly purchase our games as digital downloads, as opposed to purchasing physical discs, and engage with the live services that we provide on an ongoing basis. Our live services provide additional depth and engagement opportunities for our players and include extra content, subscriptions, and esports. Our net revenue attributable to live services for the console and PC platforms was $2,216 million, $2,083 million and $1,589 million during fiscal years 2019, 2018 and 2017, respectively, and we expect that live services net revenue will continue to be material to our business. Within live services, net revenue attributable to extra content was $1,631 million, $1,476 million and $1,204 million during fiscal years 2019, 2018 and 2017, respectively. Net revenue attributable to extra content has increased as players engage with our games and services over longer periods of time, and purchase additional content designed to enhance the overall gameplay experience. Our most popular live service is the extra content purchased for the Ultimate Team mode associated with our sports franchises. Ultimate Team allows players to collect current and former professional players in order to build and compete as a personalized team. Net revenue from extra content sales for Ultimate Team was $1,369 million, $1,180 million and $867 million during fiscal years 2019, 2018 and 2017, respectively, a substantial portion of which was derived from FIFA Ultimate Team. Our digital transformation also is creating opportunities in platforms, content models and the way in which players engage with our games and services. For example, we have leveraged brands and assets from franchises historically associated traditional gaming, such as FIFA, Madden NFL, The Sims, SimCity and Star Wars, to create free-to-play games that are monetized through live services provided with the game. We also offer subscription services, such as EA Access, Origin Access and Origin Access Premier, as we look to build deeper relationships with our players and offer increased choice and flexibility for our players to try new games. The portion of our revenue attributable to our digital business has significantly increased from 59 percent in fiscal year 2017 to 67 percent in fiscal year 2018 and 75 percent during fiscal year 2019. We expect this portion of our business to continue to increase during fiscal year 2020 relative to packaged goods revenue as we continue to focus on developing and monetizing products and services that can be delivered digitally.

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

Free-to-Play Games. The global adoption of mobile devices and a business model for those devices that allows consumers to try new games with no up-front cost, and that are monetized through the live service associated with the game, particularly extra content, has led to significant growth in the mobile gaming industry. Similarly, sales of extra content are the primary driver of our mobile business. We expect the mobile gaming industry to continue to grow during our 2020 fiscal year. Likewise, the consumer acceptance of free-to-play, live service-based, online PC games has broadened our consumer base, and this free-to-play, live service business model is beginning to gain consumer acceptance with respect to console games. We expect extra content revenue generated from mobile, PC and console free-to-play games to remain an important part of our business.

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

Recurring Revenue Sources. Our business model includes revenue that we deem recurring in nature, such as revenue from our annualized sports franchises (e.g., FIFA, Madden NFL), our console, PC and mobile catalog titles (i.e., titles that did not launch in the current fiscal year), the associated extra content and other live services and our subscriptions business. We have been able to forecast the revenue from these areas of our business with greater relative confidence than for new games, services and business models. As we continue to incorporate new business models and modalities of play into our games, our goal is to continue to look for opportunities to expand the recurring portion of our business.

Net Bookings. In order to improve transparency into our business, we disclose an operating performance metric, net bookings. Net bookings is defined as the net amount of products and services sold digitally or sold-in physically in the period. Net bookings is calculated by adding total net revenue to the change in deferred net revenue for online-enabled games and mobile platform fees.

The following is a calculation of our total net bookings for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2019	2018	2019	2018
Total net revenue	$1,593	$1,289	$4,150	$3,712
Change in deferred net revenue (online-enabled games)	428	368	(34)	9
Mobile platform fees	(43)	(48)	(118)	(141)
Net bookings	$1,978	$1,609	$3,998	$3,580

Net bookings were $1,978 million for the three months ended December 31, 2019 driven by sales related to FIFA 20, Star Wars Jedi: Fallen Order and Madden NFL 20. Net bookings increased $369 million or 23 percent as compared to the three months ended December 31, 2018 due primarily to Star Wars Jedi: Fallen Order, Need for Speed Heat and Apex Legends, partially offset by Battlefield V. Digital net bookings were $1,444 million for the three months ended December 31, 2019, an increase of $245 million or 20 percent as compared to three months ended December 31, 2018. The increase in digital net bookings was primarily driven by our live services which grew $209 million or 27 percent year-over-year, primarily due to sales of extra content for Apex Legends, FIFA Ultimate Team and Madden Ultimate Team; and full game downloads which grew $44 million or 16 percent due to net bookings associated with Star Wars Jedi: Fallen Order and Need for Speed Heat, partially offset by Battlefield V. These increases were partially offset by a decrease of $8 million or 6 percent in our mobile business.

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

•	licensing to third parties to distribute and host our games and content.

We evaluate revenue recognition based on the criteria set forth in ASC 606, Revenue from Contracts with Customers.

We evaluate and recognize revenue by:

•	identifying the contract(s) with the customer;

•	identifying the performance obligations in the contract;

•	determining the transaction price;

•	allocating the transaction price to performance obligations in the contract; and

•	recognizing revenue as each performance obligation is satisfied through the transfer of a promised good or service to a customer (i.e., “transfer of control”).

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

Extra Content. Revenue received from sales of downloadable content are derived primarily from the sale of virtual currencies and digital in-game content that enhance players’ game experience. Sales of extra content are accounted for in a manner consistent with the treatment for our Games with Services and Online-Hosted Service Games as discussed above, depending upon whether or not the extra content has offline functionality. That is, if the extra content has offline functionality, then the extra content is accounted for similarly to Games with Services (generally determined to have three distinct performance obligations: software license, future update rights, and the online hosting). If the extra content does not have offline functionality, then the extra content is determined to have one distinct performance obligation: the online-hosted service offering.

Subscriptions

Sales of our subscriptions are deemed to be one performance obligation and we recognize revenue from these arrangements ratably over the subscription term as the performance obligation is satisfied.

Licensing Revenue

In certain countries, we utilize third-party licensees to distribute and host our games and content in accordance with license agreements, for which the licensees typically pay us a fixed minimum guarantee and/or sales-based royalties. These arrangements typically include multiple performance obligations, such as a time-based license of software and future update rights. We recognize as revenue a portion of the minimum guarantee when we transfer control of the license of software (generally upon commercial launch) and the remaining portion ratably over the contractual term in which we provide the licensee with future update rights. Any sales-based royalties are generally recognized as the related sales occur by the licensee.

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

During the three months ended June 30, 2019, we completed the Swiss intra-entity sale. The transaction did not result in a taxable gain. Under U.S. GAAP, any profit resulting from this intercompany transaction will be eliminated upon consolidation. However, the transaction resulted in a step-up of the Swiss tax-deductible basis in the transferred intellectual property rights and, accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights. The Swiss Deferred Tax Asset and the one-time tax benefit was measured and will be periodically remeasured based on the Swiss tax rate in effect for the years the asset will be recovered. As a result, we recognized a $1.17 billion net Swiss Deferred Tax Asset, which is net of the impact of the Altera opinion and a valuation allowance. Separately, during the three months ended September 30, 2019, Switzerland enacted a new statutory tax rate. As a result of the enactment, we remeasured our Swiss deferred taxes and recognized an additional net tax benefit of $630 million through continuing operations.

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

As a result of our analysis as of September 30, 2019, we increased the valuation allowance from $0.1 billion to $0.2 billion due to the enactment of a new statutory tax rate in Switzerland, resulting in a net Swiss Deferred Tax Asset of $1.8 billion. There was no material change to the valuation allowance during the three months ended December 31, 2019.

During the three months ended June 30, 2019, the Altera opinion was issued which requires related parties in an intercompany cost-sharing arrangement to share stock-based compensation expenses. This opinion reversed the prior United States Tax Court decision, and resulted in a reduction of the Swiss Deferred Tax Asset. We also recognized a liability for approximately $90 million of unrecognized tax benefits related to U.S. uncertain tax positions.

Our foreign subsidiaries will generally be subject to U.S. tax and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, they will not be indefinitely reinvested. Any earnings in excess of these amounts are indefinitely reinvested. As of December 31, 2019, we have $1.5 billion that is indefinitely reinvested, which consists of both prior and current year earnings.

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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2020 contains 52 weeks and ends on March 28, 2020. Our results of operations for the fiscal year ended March 31, 2019 contained 52 weeks and ended on March 30, 2019. Our results of operations for the three months ended December 31, 2019 and 2018 contained 13 weeks each and ended on December 28, 2019 and December 29, 2018, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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

Net Revenue Quarterly Analysis

Net Revenue

For the three months ended December 31, 2019, net revenue was $1,593 million, an increase of $304 million, or 24 percent, as compared to the three months ended December 31, 2018. This increase was driven by a $523 million increase in revenue primarily from Star Wars Jedi: Fallen Order and Need for Speed Heat which were launched during the three months ended December 31, 2019. This increase was partially offset by a $219 million decrease in revenue primarily from the Battlefield franchise.

Net Revenue by Product Revenue and Service and Other Revenue

Our Net Revenue by Product revenue and Service and other revenue for the three months ended December 31, 2019 and 2018 was as follows (in millions):

	Three Months Ended December 31,
	2019	2018	$ Change	% Change
Net revenue:
Product	$701	$552	$149	27%
Service and other	892	737	155	21%
Total net revenue	$1,593	$1,289	$304	24%

Product Revenue

For the three months ended December 31, 2019, Product net revenue was $701 million, primarily driven by Star Wars Jedi: Fallen Order, FIFA 20 and Need for Speed Heat. Product net revenue for the three months ended December 31, 2019 increased $149 million, or 27 percent, as compared to the three months ended December 31, 2018. This increase in revenue was driven by a $347 million increase in revenue primarily from Star Wars Jedi: Fallen Order and Need for Speed Heat. This increase in revenue was partially offset by a $198 million decrease in revenue primarily from the Battlefield franchise.

Service and Other Revenue

For the three months ended December 31, 2019, Service and other net revenue was $892 million, primarily driven by extra content sales for FIFA Ultimate Team and Apex Legends. Service and other net revenue for the three months ended December 31, 2019 increased $155 million, or 21 percent, as compared to the three months ended December 31, 2018. This increase in revenue was driven by a $181 million increase in revenue primarily from extra content sales for Apex Legends and the FIFA franchise. This increase in revenue was partially offset by a $26 million decrease in revenue primarily from the Battlefield, The Simpsons and UFC franchises.
Supplemental Net Revenue by Composition
As we continue to evolve our business and more of our products are delivered to consumers digitally, we place a significant emphasis and focus on assessing our business performance through a review of net revenue by composition.

Our net revenue by composition for the three months ended December 31, 2019 and 2018 was as follows (in millions):

	Three Months Ended December 31,
	2019	2018	$ Change	% Change
Net revenue:
Full game downloads	$286	$247	$39	16%
Live services	677	480	197	41%
Mobile	161	181	(20)	(11)%
Total Digital	$1,124	$908	$216	24%

Packaged goods and other	$469	$381	$88	23%
Total net revenue	$1,593	$1,289	$304	24%

Digital Net Revenue

Digital net revenue includes full-game downloads, live services, and mobile revenue. Full game download includes revenue from digital sales of full games on console and PC. Live services includes revenue from sales of extra content for console, PC, browser games, game software licensed to our third-party publishing partners who distribute our games digitally, subscriptions, and advertising. Mobile primarily includes revenue from the sale of extra content for our mobile games. It also includes revenue from the sale of full games and advertising on mobile phones and tablets.

For the three months ended December 31, 2019, digital net revenue was $1,124 million primarily driven by FIFA Ultimate Team, Star Wars Jedi: Fallen Order and The Sims 4. Digital net revenue for the three months ended December 31, 2019 increased $216 million, or 24 percent, as compared to the three months ended December 31, 2018. This increase is due to a $197 million increase in live services revenue primarily driven by sales of extra content for Apex Legends and Ultimate Team, primarily FIFA Ultimate Team and Madden Ultimate Team, and a $39 million increase in full-game downloads revenue primarily driven by Star Wars Jedi: Fallen Order, partially offset by a $20 million decrease in mobile revenue primarily driven by lower extra content sales for Star Wars: Galaxy of Heroes and Madden Mobile.

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

For the three months ended December 31, 2019, packaged goods and other net revenue was $469 million, primarily driven by Star Wars Jedi: Fallen Order, FIFA 20, Madden NFL 20, and Need for Speed Heat. Packaged goods and other net revenue for the three months ended December 31, 2019 increased $88 million, or 23 percent, as compared to the three months ended December 31, 2018. This increase in revenue was driven by a $231 million increase in revenue primarily from Star Wars Jedi: Fallen Order and Need for Speed Heat, partially offset by a $143 million decrease in revenue primarily from the Battlefield franchise.

Net Revenue Year-to-Date Analysis

Net Revenue

For the nine months ended December 31, 2019, net revenue was $4,150 million and increased $438 million, or 12 percent, as compared to the nine months ended December 31, 2018. This increase in revenue was driven by a $724 million increase in revenue primarily from Apex Legends and Star Wars Jedi: Fallen Order. This increase in revenue was partially offset by a $286 million decrease in revenue primarily from the Battlefield franchise.

Net Revenue by Product Revenue and Service and Other Revenue

Our Net Revenue by Product revenue and Service and other revenue for the nine months ended December 31, 2019 and 2018 was as follows (in millions):

	Nine Months Ended December 31,
	2019	2018	$ Change	% Change
Net revenue:
Product	$1,435	$1,377	$58	4%
Service and other	2,715	2,335	380	16%
Total net revenue	$4,150	$3,712	$438	12%

Product Revenue

For the nine months ended December 31, 2019, Product net revenue was $1,435 million, primarily driven by FIFA 20, Star Wars Jedi: Fallen Order, The Sims 4 and Madden NFL 20. Product net revenue for the nine months ended December 31, 2019 increased $58 million, or 4 percent, as compared to the nine months ended December 31, 2018. This increase in revenue was driven by a $370 million increase in revenue primarily from Star Wars Jedi: Fallen Order and Need for Speed Heat. This increase in revenue was partially offset by a $312 million decrease in revenue primarily from the Battlefield franchise and the FIFA franchise, primarily due to lower retail packaged goods sales of FIFA 20 versus FIFA 19 and due to higher catalog sales in the first quarter of fiscal 2019 due to the FIFA World Cup.

Service and Other Revenue

For the nine months ended December 31, 2019, Service and other net revenue was $2,715 million, primarily driven by FIFA Ultimate Team, Apex Legends and Anthem. Service and other net revenue for the nine months ended December 31, 2019 increased $380 million, or 16 percent, as compared to the nine months ended December 31, 2018. This increase in revenue was driven by a $578 million increase in revenue primarily from sales of extra content for Apex Legends, and Anthem. This increase in revenue was partially offset by a $198 million decrease in revenue primarily from the Star Wars, Need for Speed and Battlefield franchises.
Supplemental Net Revenue by Composition

Our net revenue by composition for the nine months ended December 31, 2019 and 2018 was as follows (in millions):

	Nine Months Ended December 31,
	2019	2018	$ Change	% Change
Net revenue:
Full game downloads	$598	$511	$87	17%
Live services	1,981	1,502	479	32%
Mobile	516	632	(116)	(18)%
Total Digital	$3,095	$2,645	$450	17%

Packaged goods and other	$1,055	$1,067	$(12)	(1)%
Total net revenue	$4,150	$3,712	$438	12%

Digital Net Revenue

For the nine months ended December 31, 2019, digital net revenue was $3,095 million primarily driven by FIFA Ultimate Team, Apex Legends and The Sims 4. Digital net revenue for the nine months ended December 31, 2019 increased $450 million, or 17 percent, as compared to the nine months ended December 31, 2018. This increase is due to a $479 million increase in live services revenue primarily driven by Apex Legends and FIFA Ultimate Team extra content sales, and an $87 million increase in full-game downloads revenue primarily driven by Star Wars Jedi: Fallen Order and Anthem, partially offset by Battlefield V. These increases were partially offset by a $116 million decrease in mobile revenue primarily driven by lower extra content sales for Star Wars: Galaxy of Heroes and Madden Mobile.

Packaged Goods and Other Net Revenue

For the nine months ended December 31, 2019, packaged goods and other net revenue was $1,055 million, primarily driven by FIFA 20, Star Wars Jedi: Fallen Order and Madden NFL 20. Packaged goods and other net revenue remained relatively consistent in the nine months ended December 31, 2019, as compared to the nine months ended December 31, 2018.

Cost of Revenue Quarterly Analysis

Cost of revenue for the three months ended December 31, 2019 and 2018 was as follows (in millions):

	December 31, 2019	% of Related Net Revenue	December 31, 2018	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$216	30.8%	$175	31.7%	23.4%	(0.9)%
Service and other	292	32.7%	238	32.3%	22.7%	0.4%
Total cost of revenue	$508	31.9%	$413	32.0%	23.0%	(0.1)%

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

Cost of product revenue increased by $41 million, or 23.4 percent during the three months ended December 31, 2019, as compared to the three months ended December 31, 2018. This increase was primarily due to royalty and inventory costs associated with Star Wars Jedi: Fallen Order which was launched during the three months ended December 31, 2019, partially offset by a decrease in inventory costs associated with Battlefield V.

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

Cost of service and other revenue increased by $54 million, or 22.7 percent during the three months ended December 31, 2019, as compared to the three months ended December 31, 2018. This increase was primarily due to an increase in royalty costs driven by a higher royalty rate associated with the FIFA franchise, higher sales associated with the Madden franchise, and royalty costs associated with Star Wars Jedi: Fallen Order.

Cost of Revenue Year-to-Date Analysis

Cost of revenue for the nine months ended December 31, 2019 and 2018 was as follows (in millions):

	December 31, 2019	% of Related Net Revenue	December 31, 2018	% of Related Net Revenue	% Change	Change as a % of Related Net Revenue
Cost of revenue:
Product	$444	30.9%	$465	33.8%	(4.5)%	(2.9)%
Service and other	656	24.2%	581	24.9%	12.9%	(0.7)%
Total cost of revenue	$1,100	26.5%	$1,046	28.2%	5.2%	(1.7)%

Cost of Product Revenue

Cost of product revenue decreased by $21 million, or 4.5 percent during the nine months ended December 31, 2019, as compared to the nine months ended December 31, 2018. This decrease was primarily due to a decrease in inventory costs associated with Battlefield V and the FIFA franchise, partially offset by an increase in inventory and royalty costs associated with Star Wars Jedi: Fallen Order.

Cost of Service and Other Revenue

Cost of service and other revenue increased by $75 million, or 12.9 percent during the nine months ended December 31, 2019, as compared to the nine months ended December 31, 2018. This increase was primarily due to an increase in royalty costs driven by a higher royalty rate associated with the FIFA franchise, higher sales associated with Madden franchise, royalty costs associated with Star Wars Jedi: Fallen Order, and an increase in costs associated with Apex Legends and Anthem, which launched as online-only titles during fiscal year 2019.

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
Research and development expenses for the three and nine months ended December 31, 2019 and 2018 were as follows (in millions):

	December 31, 2019	% of Net Revenue	December 31, 2018	% of Net Revenue	$ Change	% Change
Three months ended	$389	24%	$334	26%	$55	16%
Nine months ended	$1,157	28%	$1,035	28%	$122	12%

Research and development expenses increased by $55 million, or 16 percent, during the three months ended December 31, 2019, as compared to the three months ended December 31, 2018. This increase was primarily due to a $41 million increase in personnel-related costs primarily resulting from an increase in variable compensation and related expenses, and a $11 million increase in stock-based compensation.

Research and development expenses increased by $122 million, or 12 percent, during the nine months ended December 31, 2019, as compared to the nine months ended December 31, 2018. This increase was primarily due to a $68 million increase in personnel-related costs primarily resulting from an increase in variable compensation and related expenses, a $35 million increase in stock-based compensation, a $11 million increase in third-party development expense, and an $8 million increase in contracted services.

Marketing and Sales

Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.

Marketing and sales expenses for the three and nine months ended December 31, 2019 and 2018 were as follows (in millions):

	December 31, 2019	% of Net Revenue	December 31, 2018	% of Net Revenue	$ Change	% Change
Three months ended	$202	13%	$187	15%	$15	8%
Nine months ended	$464	11%	$473	13%	$(9)	(2)%

Marketing and sales expenses increased by $15 million, or 8 percent, during the three months ended December 31, 2019, as compared to the three months ended December 31, 2018. This increase was primarily due to an $8 million increase in advertising and promotional spending on Star Wars Jedi: Fallen Order and Apex Legends, and a $5 million increase in personnel-related costs primarily resulting from an increase in variable compensation and related expenses.

Marketing and sales expenses decreased by $9 million, or 2 percent, during the nine months ended December 31, 2019, as compared to the nine months ended December 31, 2018. This decrease was primarily due to a decrease in advertising and promotional spending primarily on the FIFA franchise and Star Wars: Galaxy of Heroes during the nine months ended December 31, 2019.

General and Administrative

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three and nine months ended December 31, 2019 and 2018 were as follows (in millions):

	December 31, 2019	% of Net Revenue	December 31, 2018	% of Net Revenue	$ Change	% Change
Three months ended	$126	8%	$106	8%	$20	19%
Nine months ended	$364	9%	$337	9%	$27	8%
General and administrative expenses increased by $20 million, or 19 percent, during the three months ended December 31, 2019, as compared to the three months ended December 31, 2018. This increase was primarily due to a $16 million increase in personnel-related costs which was driven by an increase in variable compensation and related expenses, and a $3 million increase in stock-based compensation.
General and administrative expenses increased by $27 million, or 8 percent, during the nine months ended December 31, 2019, as compared to the nine months ended December 31, 2018. This increase was primarily due to an $18 million increase in personnel-related costs which was driven by an increase in variable compensation and related expenses and a $7 million increase in stock-based compensation.

Income Taxes
Provision for (benefit from) income taxes for the three and nine months ended December 31, 2019 and 2018 were as follows (in millions):

	December 31, 2019	Effective Tax Rate	December 31, 2018	Effective Tax Rate
Three months ended	$28	7.5%	3	1.1%
Nine months ended	(1,527)	(139.6)%	50	5.8%

The provision for income taxes for the three and nine months ended December 31, 2019 is based on our projected annual effective tax rate for fiscal year 2020, adjusted for specific items that are required to be recognized in the period in which they are incurred.
During the three months ended June 30, 2019, we completed the Swiss intra-entity sale. The transaction resulted in the recognition of a $1.17 billion net Swiss Deferred Tax Asset as of June 30, 2019. During the three months ended September 30, 2019, Switzerland enacted a new statutory tax rate. As a result of the enactment, we remeasured our Swiss deferred taxes and recognized an additional net tax benefit of $630 million through continuing operations. The new statutory tax rate in Switzerland also resulted in a $0.1 billion increase to our valuation allowance recognized against the Swiss Deferred Tax Asset. As of September 30, 2019, our Swiss Deferred Tax Asset was $1.8 billion, net of a $0.2 billion valuation allowance and a $0.4 billion reduction due to the Altera opinion. There was no material change to the valuation allowance during the three months ended December 31, 2019.
The Altera opinion requires related parties in an intercompany cost-sharing arrangement to share stock-based compensation expenses. The Altera opinion resulted in the recognition of $90 million of unrecognized tax benefits related to U.S. uncertain tax positions during the three months ended June 30, 2019.

Our effective tax rates for the three and nine months ended December 31, 2019 were 7.5 percent and negative 139.6 percent, respectively, as compared to 1.1 percent and 5.8 percent, for the same periods in fiscal year 2019. Excluding the impacts of the Swiss rate change benefit, the Swiss Deferred Tax Asset, and Altera opinion, our effective tax rates for the three and nine months ended December 31, 2019 would have been 15.8 percent and 14.4 percent, respectively, which was higher than the same periods in fiscal year 2019 primarily due to an increase in US taxes on foreign earnings in fiscal year 2020.
When compared to the statutory rate of 21 percent, the effective tax rates for the three and nine months ended December 31, 2019 were significantly lower primarily due to the recognition of the Swiss rate change benefit, the Swiss Deferred Tax Asset and earnings realized in countries that have lower statutory tax rates, partially offset by the unrecognized tax benefits associated with the Altera opinion.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of December 31, 2019	As of March 31, 2019	Increase/(Decrease)
Cash and cash equivalents	$3,603	$4,708	$(1,105)
Short-term investments	1,999	737	1,262
Total	$5,602	$5,445	$157
Percentage of total assets	50%	61%

	Nine Months Ended December 31,
(In millions)	2019	2018	Change
Net cash provided by operating activities	$1,299	$948	$351
Net cash used in investing activities	(1,346)	(331)	(1,015)
Net cash used in financing activities	(1,058)	(971)	(87)
Effect of foreign exchange on cash and cash equivalents	—	(17)	17
Net decrease in cash and cash equivalents	$(1,105)	$(371)	$(734)
Changes in Cash Flow
Operating Activities. Net cash provided by operating activities increased by $351 million during the nine months ended December 31, 2019 as compared to the nine months ended December 31, 2018 primarily driven by business performance related to the sales of Star Wars Jedi: Fallen Order, Need for Speed Heat, and Apex Legends and improved collections during the nine months ended December 31, 2019. This increase was partially offset by marketing and advertising payments for new titles, particularly Apex Legends and Anthem and higher cash payments for income taxes.
Investing Activities. Net cash used in investing activities increased by $1,015 million during the nine months ended December 31, 2019 as compared to the nine months ended December 31, 2018 primarily driven by a $1,477 million increase in the purchase of short-term investments. This increase was partially offset by a $420 million increase in proceeds from the sales and maturities of short-term investments during the nine months ended December 31, 2019 as compared to the nine months ended December 31, 2018 and the payment of $58 million in connection with mergers and acquisitions activity during the nine months ended December 31, 2018.
Financing Activities. Net cash used in financing activities increased by $87 million during the nine months ended December 31, 2019 as compared to the nine months ended December 31, 2018 primarily driven by the payment of $90 million of contingent consideration in connection with our acquisition of Respawn and a $25 million increase in the repurchase and retirement of our common stock during the nine months ended December 31, 2019 as compared to the nine months ended December 31, 2018. These increases were partially offset by a $30 million decrease in cash paid to taxing authorities in connection with withholding taxes for stock-based compensation.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of December 31, 2019, our short-term investments had gross unrealized losses of less than $1 million, or less than 1 percent of the total in short-term investments, and gross unrealized gains of $2 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.
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

Credit Facility
On August 29, 2019, we entered into a $500 million unsecured revolving credit facility (“Credit Facility”) with a syndicate of banks. The Credit Facility terminates on August 29, 2024 unless the maturity is extended in accordance with its terms. As of December 31, 2019, no amounts were outstanding under the Credit Facility. See Note 10 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to the Credit Facility, which is incorporated by reference into this Item 2.
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
As of December 31, 2019, approximately $4.2 billion of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions, of which approximately $2.7 billion is available for repatriation. The remaining $1.5 billion is considered to be indefinitely reinvested.
In May 2018, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $2.4 billion of our common stock. This stock repurchase program expires on May 31, 2020. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and nine months ended December 31, 2019, we repurchased approximately 3.1 million and 9.6 million shares for approximately $305 million and $916 million, respectively, under this program. We are actively repurchasing shares under this program.
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

OFF-BALANCE SHEET COMMITMENTS
As of December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of December 31, 2019, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $116 million or $232 million, respectively. As of December 31, 2019, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses on our foreign currency forward contracts used in balance sheet hedging of $155 million or $310 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in the same manner and actual results may differ materially. See Note 4 — Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.
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

As of December 31, 2019, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.

Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Changes in interest rates affect the fair value of our short-term investment portfolio. To provide a meaningful assessment of the interest rate risk associated with our short-term investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio assuming a 150 basis point parallel shift in the yield curve. As of December 31, 2019, a hypothetical 150 basis point increase in interest rates would have resulted in a $15 million, or less than 1%, decrease in the fair market value of our short-term investments.

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
Changes in internal control over financial reporting
There has been no change in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended December 31, 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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

The increased importance of live services, including extra content, revenue to our business heightens the risks associated with our limited product portfolio. Live services that are either poorly-received or provided in connection with underperforming games may generate lower than expected sales. Any lapse, delay or failure in our ability to provide high-quality live services content to consumers over an extended period of time could materially and adversely affect our financial results, consumer engagement with our live services, and cause harm to our reputation and brand. Our most popular live service is the extra content available for the Ultimate Team mode associated with our sports franchises. Any events or circumstances that negatively impact our ability to reliably provide content or sustain engagement for Ultimate Team, particularly FIFA Ultimate Team, would negatively impact our financial results to a disproportionate extent.

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

Our ability to meet product development schedules is affected by a number of factors both within and outside our control, including feedback from our players, the creative processes involved, the coordination of large and sometimes geographically dispersed development teams, the complexity of our products and the platforms for which they are developed, the need to fine-tune our products prior to their release and, in certain cases, approvals from third parties. We have experienced development delays for our products in the past, which caused us to delay or cancel release dates. We also seek to release certain products and extra content for our ongoing live services - such as within our Ultimate Team live service - in conjunction with key events, such as the beginning of a sports season, major sporting event, or the release of a related movie. If such a key event were delayed, cancelled or poorly received, our sales likely would suffer materially. Any failure to meet anticipated production or release schedules likely would result in a delay of revenue and/or possibly a significant shortfall in our revenue, increase our development and/or marketing expenses, harm our profitability, and cause our operating results to be materially different than anticipated.

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

Our business model includes revenue that we deem recurring in nature, such as revenue from our annualized sports franchises (e.g., FIFA, Madden NFL), our console, PC and mobile catalog titles (i.e., titles that did not launch in the current fiscal year), the associated extra content and other live services and our subscriptions business. While we have been able to forecast the revenue from these areas of our business with greater relative confidence than for new games, services and business models, we cannot provide assurances that consumer demand will remain consistent. Furthermore, we may cease to offer games and services that we previously had deemed to be recurring in nature. Consumer demand may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our games and services, our ability to improve and innovate our annualized titles, our ability to adapt our games and services to new platforms and business models, outages and disruptions of online services, the games and services offered by our competitors, our marketing and advertising efforts or declines in consumer activity generally as a result of economic downturns, among others. The reception to our sports games also depends, in part, on the popularity, reputation and brand of the leagues, organizations and individual athletes with whom we partner. Events and circumstances outside of our control that have a negative impact on the popularity, reputation and brand of these partners could also negatively impact sales related to our annualized sports games. Any decline or fluctuation in the recurring portion of our business may have a negative impact on our financial and operating results.

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

Our business is subject to economic and market conditions, which are beyond our control. The United States and other international economies have experienced cyclical downturns from time to time. Worsening economic conditions that negatively impact discretionary consumer spending, including inflation, slower growth, recession and other macroeconomic conditions, including those resulting from geopolitical issues and uncertainty, could have a material adverse impact on our business and operating results. For example, the United Kingdom has recently left the European Union (“Brexit”), and several important matters remain unresolved during the current transition period, particularly around future immigration rules and trade regimes, that could negatively impact our business.  In addition, Brexit has caused economic and legal uncertainty in the region and may result in macroeconomic conditions that adversely affect our business.  We have taken precautionary measures with respect to these matters, in relation to Brexit and otherwise, but given the significant uncertainty our precautions may not be adequate.

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

The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three and nine months ended December 31, 2019, we repurchased approximately 3.1 million and 9.6 million shares for approximately $305 million and $916 million, respectively, under this program. We are actively repurchasing shares under this program.
The following table summarizes the number of shares repurchased during the three months ended December 31, 2019:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
September 29, 2019 - October 26, 2019	1,019,693	$95.03	1,019,693	$577
October 27, 2019 - November 23, 2019	999,558	$96.95	999,558	$480
November 24, 2019 - December 28, 2019	1,081,574	$103.04	1,081,574	$369
	3,100,825	$98.44	3,100,825

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 6.	Exhibits
The exhibits listed in the accompanying index to exhibits on Page 66 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2019
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

†
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2019 are the following formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
February 4, 2020	Chief Operating Officer and
Chief Financial Officer