Form 10-K
period 2020-03-31
ELECTRONIC ARTS INC.
filed 2020-05-20
CIK 712515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File No. 000-17948
ELECTRONIC ARTS INC.
(Exact name of registrant as specified in its charter)

Delaware		94-2838567
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

209 Redwood Shores Parkway		94065
Redwood City	California	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐        No ☑
The aggregate market value of the registrant’s common stock, $0.01 par value, held by non-affiliates of the registrant as of September 27, 2019, the last business day of our second fiscal quarter, was $27,568 million.
As of May 18, 2020, there were 288,687,620 shares of the registrant’s common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders (the “2020 Proxy”) are incorporated by reference into Part III hereof. The 2020 Proxy is expected to be filed not later than 120 days after the registrant’s fiscal year end. Except with respect to information specifically incorporated by reference into this Form 10-K, the 2020 Proxy is not deemed to be filed as part hereof.

ELECTRONIC ARTS INC.
2020 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate”, “plan”, “predict”, “seek”, “goal”, “will”, “may”, “likely”, “should”, “could” (and the negative of any of these terms), “future” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, projections of markets relevant to our business, uncertain events and assumptions and other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements consist of, among other things, statements related to the impact of the COVID-19 pandemic to our business, operations and financial results, industry prospects, our future financial performance, and our business plans and objectives, and may include certain assumptions that underlie the forward-looking statements. These forward-looking statements are not guarantees of future performance and reflect management’s current expectations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that might cause or contribute to such differences include those discussed in Part I, Item 1A of this Annual Report under the heading “Risk Factors” beginning on page 9. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

PART I

Item 1: Business

Overview

Electronic Arts is a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and services that can be played and watched on game consoles, PCs, mobile phones and tablets.

Our Strategic Pillars

Our strategy is to create amazing games and content, powered by services, delivered to a large, global audience. We believe that the breadth and depth of our portfolio, live services offerings, and our use of multiple business models and distribution channels provide us with strategic advantages. These advantages include the opportunity to engage an increasing number of players across more distribution channels and geographies, and dependable sources of revenue from our annualized sports franchises (e.g., FIFA, Madden NFL), our console, PC and mobile catalog titles (i.e., titles that did not launch in the current fiscal year), and our live services.

Amazing Games and Content, Powered by Services

Our foundation is a portfolio of intellectual property from which we create innovative games and content that enables us to build on-going and meaningful relationships with communities of players, creators and viewers. Our portfolio includes brands that we either wholly own (such as Battlefield, The Sims, Apex Legends, Need for Speed and Plants v. Zombies) or license from others (such as FIFA, Madden NFL and Star Wars).

We develop and publish games and services across diverse genres, such as sports, first-person shooter, action, role-playing and simulation. We have added to the breadth of our portfolio in recent years by, among other things, launching Star Wars Jedi: Fallen Order, a single-player action-adventure game based in the Star Wars universe, and Apex Legends, our first free-to-play console game, as well as by expanding the ways in which players can engage with The Sims 4. The depth of our portfolio is demonstrated by providing players with opportunities for choice within genres and franchises. For example, our sports portfolio includes the FIFA (soccer), Madden NFL (American football), NHL (ice hockey), and UFC (ultimate fighting) franchises, among others. And within our franchises we have innovated by providing multiple modalities of play designed to satisfy the various motivations of our players. For example, within FIFA 20, in addition to the professional soccer simulation base game, players can also engage with FIFA Ultimate Team, designed for players motivated by competition and self-improvement as well as VOLTA FOOTBALL, designed for players that play for social connection and self-expression. FIFA is our largest and most popular game and franchise, and the annualized console and PC game is consistently one of the best-selling games in the marketplace. Net revenue from FIFA 20, FIFA 19, and FIFA 18 represented approximately 12 percent of our total net revenue in fiscal year 2020, approximately 14 percent of our total net revenue in fiscal year 2019 and approximately 11 percent of our total net revenue in fiscal year 2018, respectively.

We seek to add to the breadth and depth of our portfolio by investing in developing and establishing new brands as well as investing in our partnerships with external game developers to create games and content that we bring to market.

In addition, through our live services offerings, we offer our players high-quality experiences designed to provide value to players and extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated outside of the sale of our base games. Our digital live services net revenue represented 51 percent of our total net revenue during fiscal year 2020. We expect that live services net revenue, particularly extra content net revenue, will continue to be material to our business. Our most popular live service is the extra content purchased within the Ultimate Team mode associated with our sports franchises. Ultimate Team allows players to collect current and former professional players in order to build, and compete as, a personalized team. Net revenue from Ultimate Team represented approximately 27 percent, 28 percent and 23 percent of our total net revenue during fiscal year 2020, 2019 and 2018, respectively, a substantial portion of which was derived from FIFA Ultimate Team. In addition, in fiscal year 2020, we provided players with additional engagement opportunities through new maps, vehicles and more in Battlefield V, new ways to play across eras in Star Wars Battlefront II, launched four seasons of content for Apex Legends and released five additional content packs for The Sims 4 on PC.

Within our games and live services, we offer additional services that are designed to connect players to their friends and to the games they love, such as access to online marketplaces and in-game player rewards and achievements, which such services do not directly monetize. We also are investing in a number of long-term service-based initiatives that we believe will allow us to better serve and deepen our engagement with our players, such as an infrastructure that will enable us to better deliver content that will resonate with players and provide more choice in the way that players connect with their games, with each other, and with new types of content, and our esports initiatives. We believe that the interest and enthusiasm that surrounds esports will drive engagement and monetization in our products and services in addition to providing revenue opportunities through partnerships with sponsors and broadcasters.

Delivered to a Large, Global Audience

We are focused on reaching more players whenever and wherever they want to play. We believe that we can add value to our network by making it easier for players to connect to a world of play by offering choice of business model, distribution channel and device. Our games and services can be played and watched on consoles, PCs, mobile phones, tablets, and reach our players through both digital distribution channels and retail channels. Players can access our games and services through traditional single-game purchase or through our subscription offerings; and certain of our games and services are available through a “free-to-play” model whereby players download the game for free and engage with services provided on an ongoing basis. For example, we develop products and services within the FIFA franchise that allow players to engage with FIFA through multiple business models, distribution channels and devices, including: (1) our annualized console and PC games and associated services, which can be purchased through both digital distribution and retail channels and also is available through our subscription services; (2) FIFA Mobile, a mobile free-to-play offering; and (3) FIFA Online, a PC free-to-play game available in certain Asian countries.

Digitally, our console games and live services can be purchased through third-party storefronts, such as the digital stores of our console partners Sony, Microsoft and Nintendo. Our direct sales to Sony and Microsoft represented approximately 32 percent and 17 percent of total net revenue, respectively, in fiscal year 2020; approximately 29 percent and 16 percent of total net revenue, respectively, in fiscal year 2019; and approximately 27 percent and 16 percent of total net revenue, respectively, in fiscal year 2018. Our mobile and tablet games and services are available through third-party application storefronts such as the Apple App Store and Google Play. Our PC games and services can be downloaded directly through Origin, EA’s digital storefront, as well as through third-party online download stores, such as Steam. We also partner with third parties to publish our mobile and PC games and services in certain Asian territories, such as our partnerships with Tencent Holdings Limited and Nexon Co. Ltd. for FIFA Online in China and Korea, respectively. From time to time, third parties will publish mobile and tablet games and services under a license to certain of our intellectual property assets.

We also offer subscription services, such as EA Access on consoles and Origin Access and Origin Access Premier on PC as we look to build deeper relationships with our players and offer increased choice and flexibility for our players to try new games. These subscription services allow players access to a selection of our console and PC games and services for a monthly or annual fee. In fiscal year 2020, we expanded our subscription offerings by bringing our EA Access subscription service to the Sony distribution channel and expect to expand our Origin Access subscription service to more distribution channels in fiscal year 2021.

Our packaged goods games are sold directly to mass market retailers, specialty stores and through distribution arrangements.

New distribution methods and business models are expected to continue to emerge in the future, and we intend to evaluate these opportunities on a case-by-case basis.

Significant Relationships

Sony & Microsoft. Under the terms of agreements we have entered into with Sony Computer Entertainment Inc. and its affiliates and with Microsoft Corporation and its affiliates, we are authorized to develop and distribute disc-based and digitally-delivered software products and services compatible with PlayStation and Xbox consoles, respectively. Under these agreements with Sony and Microsoft, we have the non-exclusive right to use, for a fixed term and in a designated territory, technology that is owned or licensed by them to publish our games on their respective consoles. With respect to our digitally-delivered products and services, the console manufacturers pay us either a wholesale price or a royalty percentage on the revenue they derive from their sales of our products and services. Our transactions for packaged goods products are made pursuant to individual purchase orders, which are accepted on a case-by case basis by Sony or Microsoft (or their designated replicators), as the case may be. For packaged goods products, we pay the console manufacturers a per-unit royalty for each unit manufactured. Many key commercial terms of our relationships with Sony and Microsoft — such as manufacturing terms, delivery times, policies and approval conditions — are determined unilaterally, and are subject to change by the console manufacturers.

The license agreements also require us to indemnify the console manufacturers for any loss, liability and expense resulting from any claim against the console manufacturer regarding our games and services, including any claims for patent, copyright or trademark infringement brought against the console manufacturer. Each license may be terminated by the console manufacturer if a breach or default by us is not cured after we receive written notice from the console manufacturer, or if we become insolvent. The console manufacturers are not obligated to enter into license agreements with us for any future consoles, products or services.

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

Publishing Partners in Asia. We have entered into agreements whereby we partner with certain companies, including Tencent Holdings Limited and Nexon Co., Ltd. or their respective affiliates, pursuant to which these companies publish our mobile and PC free-to-play games in certain Asian territories, including China and Korea. Our players access games from the publishers’ online storefronts and are charged for additional content purchased within our game environment. The agreements generally establish the amounts that are retained by the publisher, and the amounts passed through to us.

Competition

The market for interactive entertainment is intensely competitive and changes rapidly as new products, business models and distribution channels are introduced. We also face competition for the right to use certain intellectual property included in our products. In order to remain successful, we are required to anticipate, sometimes years in advance, the ways in which our products and services will compete in the market. We face significant competition from companies such as Activision Blizzard, Take-Two Interactive, Ubisoft, Bethesda, Epic Games, NetEase, Tencent, Sony, Microsoft and Nintendo, primarily with respect to developing games and services that operate on consoles, PCs and/or mobile devices. In addition, broader technology companies with significant resources, including Google, Apple and Amazon, are pursuing initiatives in our industry that may compete with us.

More broadly, we compete against providers of different sources of entertainment, such as movies, television, social networking, online casual entertainment and music that our players could enjoy in their free time. Important competitive factors in our industry include the ability to attract creative and technical talent, game quality and ease of use, innovation, compatibility of products with certain consoles and other distribution channels, brand recognition, reputation, reliability, security, creativity, price, marketing, and quality of customer service.

Intellectual Property and Technology

To establish and protect our intellectual property, we rely on a combination of copyrights, trademarks, patents, patent applications, trade secrets, know-how, license agreements, confidentiality provisions and procedures and other contractual provisions. We actively engage in enforcement and other activities to protect our intellectual property, but the laws of some countries in which we operate, particularly in Asia, either do not protect our intellectual property to the same extent as the laws of the United States or are poorly enforced. As our digital business has grown, our games and services increasingly depend on the reliability, availability and security of our technological infrastructure. Our industry is prone to, and our systems and networks are subject to actions by malfeasant actors, such as cyber-attacks and other information security incidents. While we devote financial and operational resources to implement systems, processes and technologies to guard against cyber events and to help protect our intellectual property, employee and consumer data and information technology systems against intrusions or other security breaches, we have experienced such events in the past and expect future events to occur. In addition, we engage in activities designed to limit the impact of abuse of our digital products and services, including monitoring our games for evidence of exploitation and re-balancing our game environments in the event that such abuse is discovered.

Governmental Regulation

We are a global company subject to various and complex laws and regulations domestically and internationally, including laws and regulations related to user privacy, data collection and retention, consumer protection, protection of minors, content, advertising, localization, information security, intellectual property, competition and taxation, among others. Many of these laws and regulations are continuously evolving and developing, and the application to, and impact on, us is uncertain. Certain of our business models are subject to new laws or regulations or evolving interpretations and application of existing laws and regulations, including those related to gambling. The growth and development of electronic commerce, virtual items and virtual currency has prompted calls for new laws and regulations and resulted in the application of existing laws or regulations that have limited or restricted the sale of our products and services in certain territories.

Seasonality

We have historically experienced the highest percentage of our net bookings in our third fiscal quarter due to seasonal holiday demand and the launch timing of our games. While we expect this trend to continue in fiscal year 2021, there is no assurance that it will.

Employees

As of March 31, 2020, we had approximately 9,800 regular, full-time employees, over 6,000 of whom were outside the United States. We believe that our ability to attract, train, motivate and retain qualified employees is a critical factor in the successful development of our products and services and that our future success will depend, in large measure, on our ability to continue attracting, training, motivating and retaining qualified employees. Approximately 7 percent of our employees, all of whom work for our DICE development studio in Sweden, are represented by a union.

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

Information About Our Executive Officers
The following table sets forth information regarding our executive officers as of May 20, 2020:

Name	Age	Position
Andrew Wilson	45	Chief Executive Officer
Blake Jorgensen	60	Chief Operating Officer and Chief Financial Officer
Laura Miele	50	Chief Studios Officer
Kenneth Moss	54	Chief Technology Officer
Christopher Bruzzo	50	Chief Marketing Officer
Joel Linzner	68	Executive Vice President, Worldwide Business Affairs
Mala Singh	49	Chief People Officer
Matthew Bilbey	44	Executive Vice President of Strategic Growth
Kenneth A. Barker	53	Senior Vice President, Chief Accounting Officer
Jacob J. Schatz	51	Executive Vice President, General Counsel and Corporate Secretary

Mr. Wilson has served as EA’s Chief Executive Officer and as a director of EA since September 2013. Prior to his appointment as our Chief Executive Officer, Mr. Wilson held several positions within the Company since joining EA in May 2000, including Executive Vice President, EA SPORTS from August 2011 to September 2013. Mr. Wilson also serves as a director of Intel Corporation, is chairman of the board of the privately-held World Surf League and is a member of the Board of Trustees of the Paley Center for Media.

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

Ms. Miele has served as EA’s Chief Studios Officer since April 2018. Ms. Miele joined EA in March 1996 and has held several positions at the Company, including Executive Vice President, Global Publishing from April 2016 to April 2018, Senior Vice President of Americas Publishing from June 2014 to April 2016, and several senior roles in the Company's marketing organization.

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

Mr. Barker has served as the Company's Chief Accounting Officer since June 2003. From February 2012 to September 2012, he also served as Interim Chief Financial Officer. Prior to joining EA, Mr. Barker was at Sun Microsystems, Inc., as its Vice

President and Corporate Controller and at Deloitte & Touche as an audit partner. Mr. Barker serves on the Board of Directors of Gatepath, a non-profit organization, and on the Accounting Advisory Board for the University of Notre Dame. Mr. Barker graduated from the University of Notre Dame.

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

Item 1A:  Risk Factors

Our business is subject to many risks and uncertainties, which may affect our future financial performance. In the past, we have experienced certain of the events and circumstances described below, which adversely impacted our business and financial performance. If any of the events or circumstances described below occurs, our business or financial performance could be harmed, our actual results could differ materially from our expectations and the market value of our stock could decline. The risks and uncertainties discussed below are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe could be material that may harm our business or financial performance.

Our business is intensely competitive. We may not deliver successful and engaging products and services, or consumers may prefer our competitors’ products or services over our own.

Competition in our business is intense. Many new products and services are regularly introduced, but only a relatively small number of products and associated services drive significant engagement and account for a significant portion of total revenue. Our competitors range from established interactive entertainment companies and diversified media companies to emerging start-ups, and we expect new competitors to continue to emerge throughout the world. If our competitors develop and market more successful and engaging products or services, offer competitive products or services at lower price points, or if we do not continue to develop consistently high-quality, well-received and engaging products and services, our revenue, margins, and profitability will decline.

We strive to create innovative and high-quality products and services that allow us to build on-going and meaningful relationships with our community. However, innovative and high-quality titles, even if highly-reviewed, may not meet our expectations. Many financially successful products and services within our industry are iterations of prior titles with large established consumer bases and significant brand recognition, which makes competing in certain categories challenging. In addition, products or services of our direct competitors or other entertainment companies may take a larger portion of consumer spending or time than we anticipate, which could cause our products and services to underperform relative to our expectations. A significant portion of our revenue historically has been derived from products and services based on a few popular franchises, and the underperformance of a single major title has had, and could in the future have, a material adverse impact on our financial results. For example, we have historically derived a significant portion of our net revenue from sales related to our largest and most popular game, FIFA, annualized versions of which are consistently one of the best-selling games in the marketplace. Any events or circumstances that negatively impact our FIFA franchise, such as product or service quality, competing products that take a portion of consumer spending and time, the delay or cancellation of a product or service launch, or real or perceived security risks could negatively impact our financial results to a disproportionate extent.

The increased importance of live services, including extra content, to our business heightens the risks associated with the products for which such live services are offered. Live services that are either poorly-received or provided in connection with underperforming games may generate lower than expected sales. Any lapse, delay or failure in our ability to provide high-quality live services content to consumers over an extended period of time could materially and adversely affect our financial results, consumer engagement with our live services, and cause harm to our reputation and brand. Our most popular live service is the extra content available for the Ultimate Team mode associated with our sports franchises. Any events or circumstances that negatively impact our ability to reliably provide content or sustain engagement for Ultimate Team, particularly FIFA Ultimate Team, would negatively impact our financial results to a disproportionate extent.

Our business is subject to economic, market and geopolitical conditions.

Our business is subject to economic, market, public health and geopolitical conditions, which are beyond our control. The United States and other international economies have experienced cyclical downturns from time to time. Worsening economic conditions that negatively impact discretionary consumer spending and consumer demand, including inflation, slower growth, recession and other macroeconomic conditions, including those resulting from public health outbreaks such as the COVID-19 pandemic and geopolitical issues could have a material adverse impact on our business and operating results. In addition, the United Kingdom’s departure from the European Union has caused economic and legal uncertainty in the region and may result in macroeconomic conditions that adversely affect our business.

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

Catastrophic events may disrupt our business.

Natural disasters, cyber-incidents, weather events, wildfires, power disruptions, telecommunications failures, public health outbreaks, failed upgrades of existing systems or migrations to new systems, acts of terrorism or other events could cause outages, disruptions and/or degradations of our infrastructure, including our or our partners’ information technology and network systems, a failure in our ability to conduct normal business operations, or the closure of public spaces in which players engage with our games and services. The health and safety of our employees, players, third-party organizations with whom we partner or regulatory agencies on which we rely could be also affected, which may prevent us from executing against our business strategies or cause a decrease in consumer demand for our products and services. System redundancy may be ineffective and our disaster recovery and business continuity planning may not be sufficient for all eventualities. Such failures, disruptions, closures, or inability to conduct normal business operations could also prevent access to our products, services or online stores selling our products and services, cause delay or interruption in our product or live services offerings, allow breaches of data security or result in the loss of critical data. Several of our key locations are closed as a result of the COVID-19 pandemic, including our global headquarters in Redwood Shores, California and key studios across North America, Europe and Asia, and the distribution of our workforce could disrupt out ability to conduct normal business operations. Our corporate headquarters and several of our key studios also are located in seismically active regions. An event that results in the disruption or degradation of any of our critical business functions or information technology systems, harms our ability to conduct normal business operations or causes a decreased in consumer demand for our products and services could materially impact our reputation and brand, financial condition and operating results.

We may not meet our product and live service development schedules and key events, sports seasons and/or movies that are tied to our product and live service release schedule may be delayed, cancelled or poorly received.

Our ability to meet product and live service development schedules is affected by a number of factors both within and outside our control, including feedback from our players, the creative processes involved, the coordination of large and sometimes geographically dispersed development teams, the complexity of our products and the platforms for which they are developed, the need to fine-tune our products prior to their release and, in certain cases, approvals from third parties. During the worldwide COVID-19 pandemic, our ability to meet product and live service development schedules will be challenged as we have closed key studios across North America, Europe and Asia and moved to a distributed workforce for certain of our development teams. We have experienced development delays for our products in the past, which caused us to delay or cancel release dates. Any failure to meet anticipated production or release schedules likely would result in a delay of revenue and/or possibly a significant shortfall in our revenue, increase our development and/or marketing expenses, harm our profitability, and cause our operating results to be materially different than anticipated. If we miss key selling periods for products or services, particularly the fiscal quarter ending in December, for any reason, including product delays or product cancellations our sales likely will suffer significantly.

We also seek to release certain products and extra content for our live services - such as our sports franchises and the associated Ultimate Team live service - in conjunction with key events, such as the beginning of a sports season, events associated with the sports calendar, or the release of a related movie. If such seasons or events were delayed, cancelled or poorly received, our sales could suffer materially. For example, the worldwide COVID-19 pandemic has resulted in the disruption, postponement and cancellation of sports seasons and sporting events. Continued disruption, postponement and cancellation of sports seasons and sporting events around which we seek to launch our games and provide live services could have a material adverse impact on our business and operating results.

Our industry changes rapidly and we may fail to anticipate or successfully implement new or evolving technologies, or adopt successful business strategies, distribution methods or services.

Rapid changes in our industry require us to anticipate, sometimes years in advance, the ways in which our products and services will be competitive in the market. We have invested, and in the future may invest, in new business strategies, technologies, distribution methods, products, and services. There can be no assurance that these strategic investments will achieve expected returns. For example, we are investing in the technological infrastructure that we expect will enable us to deliver content that will resonate with players and provide more choice in the way that players connect with their games, with each other, and with new types of content. Such endeavors involve significant risks and uncertainties. No assurance can be given that the technology we choose to implement, the business strategies we choose to adopt and the products and services that we pursue will achieve financial results that meet or exceed our expectations. Our reputation and brand could also be adversely affected. We also may miss opportunities or fail to respond quickly enough to adopt technology or distribution methods or develop products, services or new ways to engage with our games that become popular with consumers, which could adversely affect our financial results.

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

The integrity of our and our partners’ information technology networks and systems is critical to our ongoing operations, products, and services. Our industry is prone to, and our systems and networks are subject to actions by malfeasant actors, such as cyber-attacks and other information security incidents that seek to exploit, disable, damage, and/or disrupt our networks, business operations, products and services and supporting technological infrastructure, or gain access to consumer and employee personal information, our intellectual property and other assets. In addition, our systems and networks could be harmed or improperly accessed due to error by employees or third parties that are authorized to access to these networks and systems. We also rely on technological infrastructure provided by third-party business partners to support the online functionality of our products and services, who are also subject to these same cyber risks. Both our partners and we have expended, and expect to continue to expend, financial and operational resources to guard against cyber risks and to help protect our data and systems. However, the techniques used by malfeasant actors changes frequently, continue to evolve in sophistication and volume, and often are not detected for long periods of time. As a result of the COVID-19 pandemic, remote access to our networks and systems has increased substantially. While we have taken steps to secure our networks and systems, we may be more vulnerable to a successful cyber-attack or information security incident while our workforce remains distributed. The costs to respond to, mitigate, and/or notify affected parties of cyber-attacks and other security vulnerabilities are significant. In addition, such events could compromise the confidentiality, integrity, or accessibility of these networks and systems or result in the compromise or loss of the data, including personal data, processed by these systems. Consequences of such events have included, and could in the future include, the loss of proprietary and personal data and interruptions or delays in our business operations, as well as loss of player confidence and damage to our brand and reputation. In addition, such events could cause us to be non-compliant with applicable regulations, subject us to legal claims or penalties under laws protecting the privacy or security of personal information or proprietary material information. We have experienced such events in the past and expect future events to occur.

In addition, the virtual economies that we have established in many of our games are subject to abuse, exploitation and other forms of fraudulent activity that can negatively impact our business. Virtual economies involve the use of virtual currency and/or virtual assets that can be used or redeemed by a player within a particular game or service. The abuse or exploitation of our virtual economies have included the illegitimate generation and sale of virtual items, including in black markets. Our online services have been impacted by in-game exploits and the use of automated or other fraudulent processes to generate virtual item or currency illegitimately, and such activity may continue. These abuses and exploits, and the steps that we take to address these abuses and exploits may result in a loss of anticipated revenue, increased costs to protect against or remediate these issues, interfere with players’ enjoyment of a balanced game environment and cause harm to our reputation and brand.

Our business is subject to complex and prescriptive regulations regarding consumer protection and data privacy practices, and could be adversely affected if our consumer protection, data privacy and security practices are not adequate, or perceived as being inadequate~~.~~

We are subject to global data privacy, data protection, localization, security and consumer-protection laws and regulations worldwide. These laws and regulations are emerging and evolving and the interpretation and application of these laws and regulations often are uncertain, contradictory and changing. The failure to maintain data practices that are compliant with applicable laws and regulations, or evolving interpretations of applicable laws and regulations, could result in inquiries from enforcement agencies or direct consumer complaints, resulting in civil or criminal penalties, and could adversely impact our reputation and brand. In addition, the operational costs of compliance with these regulations is high and will likely continue to increase.

Even if we remain in strict compliance with applicable laws and regulations, consumer sensitivity to the collection and processing of their personal information continues to increase. Any real or perceived failures in maintaining acceptable data privacy practices, including allowing improper or unauthorized access, acquisition or misuse and/or uninformed disclosure of consumer, employee and other information, or a perception that we do not adequately secure this information or provide consumers with adequate notice about the information that they authorize us to collect and disclose could result in brand, reputational, or other harms to the business, result in costly remedial measures, deter current and potential customers from using our products and services and cause our financial results to be materially affected.

Third party vendors and business partners receive access to certain information that we collect. These vendors and business partners may not prevent data security breaches with respect to the information we provide them or fully enforce our policies, contractual obligations and disclosures regarding the collection, use, storage, transfer and retention of personal data. A data security breach of one of our vendors or business partners could cause reputational and financial harm to them and us, negatively impact our ability to offer our products and services, and could result in legal liability, costly remedial measures, governmental and regulatory investigations, harm our profitability, reputation and brand, and cause our financial results to be materially affected.

We also are subject to payment card association rules and obligations pursuant to contracts with payment card processors. Under these rules and obligations, if information is compromised, we could be liable to payment card issuers for the cost of associated expenses and penalties. In addition, if we fail to follow payment card industry security standards, even if no consumer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs.

We may experience outages, disruptions or degradations in our services, products and/or technological infrastructure.

The reliable performance of our products and services depends on the continuing operation and availability of our information technology systems and those of our external service providers, including third-party “cloud” computing services. Our games and services are complex software products and maintaining the sophisticated internal and external technological infrastructure required to reliably deliver these games and services is expensive and complex. The reliable delivery and stability of our products and services has been, and could in the future be, adversely impacted by outages, disruptions, failures or degradations in our network and related infrastructure, as well as in the online platforms or services of key business partners that offer, support or host our products and services. The reliability and stability of our products and services has been affected by events outside of our control as well as by events within our control, such as the migration of data among data centers and to third-party hosted environments, the performance of upgrades and maintenance on our systems, and online demand for our products and services that exceeds the capabilities of our technological infrastructure.

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

As our digital business grows, we will require an increasing amount of internal and external technical infrastructure, including network capacity and computing power to continue to satisfy the needs of our players. We are investing, and expect to continue to invest, in our own technology, hardware and software and the technology, hardware and software of external service providers to support our business. It is possible that we may fail to scale effectively and grow this technical infrastructure to accommodate increased demands, which may adversely affect the reliable and stable performance of our games and services, therefore negatively impacting engagement, reputation, brand and revenue growth.

Government regulations applicable to us may negatively impact our business.

We are a global company subject to various and complex laws and regulations domestically and internationally, including laws and regulations related to consumer protection, protection of minors, content, advertising, localization, information security, intellectual property, competition and taxation, among others. Many of these laws and regulations are continuously evolving and developing, and the application to, and impact on, us is uncertain. For example, the World Health Organization recently included “gaming disorder” in the 11th Revision of the International Classification of Diseases, prompting discussion and consideration of legislation and policies aimed at mitigating the risk of overuse of, and overspending within, video games. These laws could harm our business by limiting the products and services we can offer consumers or the manner in which we offer them. The costs of compliance with these laws may increase in the future as a result of changes in applicable laws or changes to interpretation. Any failure on our part to comply with these laws or the application of these laws in an unanticipated manner may harm our business and result in penalties or significant legal liability.

Certain of our business models are subject to new laws or regulations or evolving interpretations and application of existing laws and regulations, including those related to gambling. The growth and development of electronic commerce, virtual items and virtual currency has prompted calls for new laws and regulations and resulted in the application of existing laws or regulations that have limited or restricted the sale of our products and services in certain territories. For example, governmental organizations have applied existing laws and regulations to certain mechanics commonly included within our games, including the Ultimate Team mode associated with our sports franchises. In addition, we include modes in our games that allow players to compete against each other and manage player competitions that are based on our products and services. Although we structure and operate our skill-based competitions with applicable laws in mind, including those related to gambling, our skill-based competitions in the future could become subject to evolving laws and regulations. New laws related to these business models or the interpretation or application of current laws that impact these business models - each of which could vary significantly across jurisdictions - could subject us to additional regulation and oversight, cause us to further limit or restrict the sale of our products and services or otherwise impact our products and services, lessen the engagement with, and growth of, profitable business models, and expose us to increased compliance costs, significant liability, fines, penalties and harm to our reputation and brand.

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

Negative perceptions about our business, products and services and the communities within our products and services may damage our business, and we may incur costs to address concerns.

Expectations regarding the quality, performance and integrity of our products and services are high. Players have sometimes been critical of our brands, products, services, online communities, business models and/or business practices for a wide variety of reasons, including perceptions about gameplay fun, fairness, game content, features or services, or objections to certain of our business practices. These negative responses may not be foreseeable. We also may not effectively manage these responses because of reasons within or outside of our control. For example, we have included in certain games the ability for players to purchase digital items, including in some instances virtual “packs”, “boxes” or “crates” that contain variable digital items. The inclusion of variable digital items in certain games has attracted the attention of our community and if the future implementation of these features creates a negative perception of gameplay fairness or other negative perceptions, our reputation and brand could be harmed and revenue could be negatively impacted. In addition, we have taken actions, including delaying the release of our games and delaying or discontinuing features and services for our games, after taking into consideration, among other things, feedback from our community even if those decisions negatively impacted our operating results in the short term. We expect to continue to take actions to address concerns as appropriate, including actions that may result in additional expenditures and the loss of revenue.

In addition, we aim to offer our players safe, inclusive and fulfilling online communities. We may not be able to maintain healthy, long-term online communities within our games and services as a result of the use of those communities as forums for harassment or bullying, our inability to successfully discourage overuse of our games and services or overspending within our games and services, or the successful implementation of cheating programs. Although we expend resources, and expect to continue to expend resources, to maintain healthy online communities, our efforts may not be successful due to scale, limitations of existing technologies or other factors.

Negative sentiment about gameplay fairness, our online communities, our business practices, business models or game content also can lead to investigations or increased scrutiny from governmental bodies and consumer groups, as well as litigation, which, regardless of their outcome, may be costly, damaging to our reputation and harm our business.

Our business depends on the success and availability of consoles, systems and devices developed by third parties and our ability to develop commercially successful products and services for those consoles, systems and devices.

The success of our business is driven in part by the commercial success and adequate supply of third-party consoles, systems and devices for which we develop our products and services or through which our products and services are distributed. Our success depends on our ability to reach a large, global audience by accurately predicting which consoles, systems and devices will be successful in the marketplace, our ability to develop commercially successful products and services that reach players across multiple channels, our ability to simultaneously manage products and services on multiple consoles, systems and devices and our ability to effectively transition our products and services to new consoles, systems and devices. We must make product development decisions and commit significant resources well in advance of the commercial availability of new consoles, systems and devices, and we may incur significant expense to adjust our product portfolio and development efforts in response to changing consumer preferences. Additionally, we may enter into certain exclusive licensing arrangements that affect our ability to deliver or market products or services on certain consoles, systems or devices. A console, system or device for which we are developing products and services may not succeed as expected or new consoles, systems or devices may take market share and interactive entertainment consumers away from those for which we have devoted significant resources. If consumer demand for the consoles, systems or devices for which we are developing products and services is lower than our expectations, we may be unable to fully recover the investments we have made in developing our products and services, and our financial performance will be harmed. Alternatively, a console, system or device for which we have not devoted significant resources could be more successful than we initially anticipated, causing us to not be able to reach our intended audience and take advantage of meaningful revenue opportunities.

External game developers may not meet product development schedules or otherwise honor their obligations.

We contract with external game developers to develop our games or to publish or distribute their games. While we maintain contractual protections, we have less control over the product development schedules of games developed by external developers. We depend on their ability to meet product development schedules which could be negatively affected by, among other things, the shift to a distributed workforce model resulting from the COVID-19 pandemic. In addition, disputes occasionally arise with external developers, including with respect to game content, launch timing, achievement of certain milestones, the game development timeline, marketing campaigns, contractual terms and interpretation. If we have disputes with external developers or they cannot meet product development schedules, acquire certain approvals or are otherwise unable or unwilling to honor their obligations to us, we may delay or cancel previously announced games, alter our launch schedule or experience increased costs and expenses, which could result in a delay or significant shortfall in anticipated revenue, harm our profitability and reputation, and cause our financial results to be materially affected.

We may not attract, train, motivate and retain key personnel.

Our business depends on our ability to attract, train, motivate and retain executive, technical, creative, marketing and other personnel that are essential to the development, marketing and support of our products and services. The market for highly-skilled workers and leaders in our industry is extremely competitive, particularly in the geographic locations in which many of our key personnel are located. In addition, our leading position within the interactive entertainment industry makes us a prime target for recruiting our executives, as well as key creative and technical talent. We may experience significant compensation costs to hire and retain senior executives and other personnel that we deem critical to our success. If we cannot successfully recruit, train, motivate and retain qualified employees, develop and maintain a diverse and inclusive work environment, or replace key employees following their departure, our ability to develop and manage our business will be impaired.

Our marketing and advertising efforts may fail to resonate with consumers.

Our products and services are marketed worldwide through a diverse spectrum of advertising and promotional programs. An increasing portion of our marketing activity is taking place on social media platforms and through streaming networks, influencers and content creators that are outside of our direct control. Our ability to engage players with our products and services is dependent in part upon the success of these programs, and changes to player preferences, the impact of athletes, celebrities, influencers or content creators, marketing regulations, technology changes or service disruptions may negatively impact our ability to reach and engage our players or otherwise negatively impact our marketing campaigns or the franchises associated with those marketing campaigns. Moreover, if the marketing for our products and services is not innovative or fails to resonate with players, particularly during key selling periods, or if advertising rates or other media placement costs increase, our business and operating results could be harmed.

We may experience declines or fluctuations in the recurring portion of our business.

Our business model includes revenue that we deem recurring in nature, such as revenue from our annualized sports franchises (e.g., FIFA, Madden NFL), our console, PC and mobile catalog titles (i.e., titles that did not launch in the current fiscal year), and our live services. While we have been able to forecast the revenue from these areas of our business with greater relative confidence than for new games, services and business models, we cannot provide assurances that consumer demand will remain consistent, including in connection with circumstances outside of our control. Furthermore, we may cease to offer games and services that we previously had deemed to be recurring in nature. Consumer demand has declined and fluctuated, and could in the future decline or fluctuate, as a result of a number of factors, including their level of satisfaction with our games and services, our ability to improve and innovate our annualized titles, our ability to adapt our games and services to new distribution channels and business models, outages and disruptions of online services, the games and services offered by our competitors, our marketing and advertising efforts or declines in consumer activity generally as a result of economic downturns, among others. The reception to our sports games also depends, in part, on the popularity, reputation and brand of the leagues, organizations and individual athletes with whom we partner. Events and circumstances outside of our control that have a negative impact on the accessibility, popularity, reputation and brand of these partners has impacted, and could in the future negatively impact, sales related to our annualized sports games. Any decline or fluctuation in the recurring portion of our business may have a negative impact on our financial and operating results.

We could fail to successfully adopt new business models.

From time to time we seek to establish and implement new business models. Forecasting the success of any new business model is inherently uncertain and depends on a number of factors both within and outside of our control. Our actual revenue and profit for these businesses may be significantly greater or less than our forecasts. In addition, these new business models could fail, resulting in the loss of our investment in the development and infrastructure needed to support these new business models, as well as the opportunity cost of diverting management and financial resources away from more successful and established businesses. For example, we have devoted financial and operational resources to our subscription offerings without any assurance that these businesses will be financially successful. While we anticipate growth in this area of our business, consumer demand is difficult to predict as a result of a number of factors, including satisfaction with our products and services, our ability to provide engaging products and services, third parties offering their products and services within our subscription, partners that provide, or don’t provide, access to our subscription, products and services offered by our competitors, reliability of our infrastructure and the infrastructure of our partners, pricing, the actual or perceived security of our and our partners information technology systems and reductions in consumer spending levels. In addition, if our subscription offerings are successful, sales could be diverted from established business models. If we do not select a target price that is optimal for our subscription services, maintain our target pricing structure or correctly project renewal rates, our financial results may be harmed.

Acquisitions, investments, divestitures and other strategic transactions could result in operating difficulties and other negative consequences.

We have made and may continue to make acquisitions or enter into other strategic transactions including (1) acquisitions of companies, businesses, intellectual properties, and other assets, (2) minority investments in strategic partners, and (3) investments in new interactive entertainment businesses as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment, that we acquire liabilities, that our due diligence process does not identify significant issues, liabilities or other challenges, diversion of management’s attention from our other businesses, the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased cash and non-cash expenses. In addition, we may not integrate these businesses successfully or achieve expected synergies. For example, we may experience difficulties with the integration of business systems and technologies, the integration and retention of new employees, the implementation of our internal control and compliance procedures and/or the remediation of the internal control and compliance environment of the acquired entity, or the maintenance of key business and customer relationships. These events could harm our operating results or financial condition.

We may fund strategic transactions with (1) cash, which would reduce cash available for other corporate purposes, (2) debt, which would increase our interest expense and leverage and/or (3) equity which would dilute current shareholders’ percentage ownership and also dilute our earnings per share. We also may divest or sell assets or a business and we may have difficulty selling such assets or business on acceptable terms in a timely manner. This could result in a delay in the achievement of our strategic objectives, cause us to incur additional expense, or the sale of such assets or business at a price or on terms that are less favorable than we anticipated.

We may be unable to maintain or acquire licenses to include intellectual property owned by others in our games, or to maintain or acquire the rights to publish or distribute games developed by others.

Many of our products and services are based on or incorporate intellectual property owned by others. For example, our EA Sports products include rights licensed from major sports leagues, teams and players’ associations and our Star Wars products include rights licensed from Disney. Competition for these licenses and rights is intense. If we are unable to maintain these licenses and rights or obtain additional licenses or rights with significant commercial value, our ability to develop successful and engaging products and services may be adversely affected and our revenue, profitability and cash flows may decline significantly. Competition for these licenses has increased, and may continue to increase, the amounts that we must pay to licensors and developers, through higher minimum guarantees or royalty rates, which could significantly increase our costs and reduce our profitability.

We rely on the consoles, systems and devices of partners who have significant influence over the products and services that we offer in the marketplace.

A significant percentage of our digital net revenue is attributable to sales of products and services through our significant partners, including Sony, Microsoft, Apple and Google. The concentration of a material portion of our digital sales in these partners exposes us to risks associated with these businesses. Any deterioration in the businesses of our significant partners could disrupt and harm our business, including by limiting the methods through which our digital products and services are offered and exposing us to collection risks.

In addition, our license agreements typically provide these partners with significant control over the approval and distribution of the products and services that we develop for their consoles, systems and devices. For products and services delivered via digital channels, each respective partner has policies and guidelines that control the promotion and distribution of these titles and the features and functionalities that we are permitted to offer through the channel. In addition, we are dependent on these partners to invest in, and upgrade, the capabilities of their systems in a manner than corresponds to the preferences of consumers. Failure by these partners to keep pace with consumer preferences could have an adverse impact the engagement with our products and services and our ability to merchandise and commercialize our products and services which could harm our business and/or financial results.
 Moreover, certain significant partners can determine and change unilaterally certain key terms and conditions, including the ability to change their user and developer policies and guidelines. In many cases these partners also set the rates that we must pay to provide our games and services through their online channels, and retain flexibility to change their fee structures or adopt different fee structures for their online channels, which could adversely impact our costs, profitability and margins. These partners also control the information technology systems through which online sales of our products and service channels are captured. If our partners establish terms that restrict our offerings, significantly impact the financial terms on which these products or services are offered to our customers, or their information technology systems experiences outages that impact our players’ ability to access our games or purchase extra content or cause an unanticipated delay in reporting, our business and/or financial results could be materially affected.

During the transition period to new console systems, our operating results may be more volatile.

New console systems historically have been developed and released several years apart. In periods of transition, sales of products for legacy generation consoles typically slow or decline in response to the anticipated and actual introduction of new consoles, and sales of products for new generation consoles typically stabilize only after new consoles are widely-established with the consumer base. Sony and Microsoft have announced new generation consoles, but such consoles have not yet been released. Consistent with historical transition periods, we expect consumers to purchase fewer products for the Sony PlayStation 4 and Microsoft Xbox One consoles during the upcoming transition period. The console transition may have a comparable impact on our live services business, potentially increasing the impact on our financial results. The transition could accelerate faster than anticipated and may put downward pressure on legacy generation pricing, which could negatively affect our operating results. Our revenue from sales for the new generation consoles from Sony and Microsoft may not offset the negative effects of the transition on our operating results. Alternatively, adoption of the new generation consoles in which we have made significant investments may be slower than we anticipate or consumer availability may be delayed because of, among other things, business disruptions resulting from the COVID-19 pandemic. We do not control the release dates or unit volumes of consoles made available for sale, the pricing or appeal of new generation consoles, or the rates at which consumers purchase these consoles. As a result, our operating results during this transition may be more volatile and difficult to predict.

Our business partners may be unable to honor their obligations to us or their actions may put us at risk.

We rely on various business partners, including third-party service providers, vendors, licensing partners, development partners, and licensees in many areas of our business. Their actions may put our business and our reputation and brand at risk. For example, we may have disputes with our business partners that may impact our business and/or financial results. In many cases, our business partners may be given access to sensitive and proprietary information in order to provide services and support to our teams, and they may misappropriate our information and engage in unauthorized use of it. In addition, the failure of these third parties to provide adequate services and technologies, or the failure of the third parties to adequately maintain or update their services and technologies, could result in a disruption to our business operations. Further, disruptions in the financial markets, economic downturns including related to the COVID-19 pandemic, poor business decisions, or reputational harm may adversely affect our business partners and they may not be able to continue honoring their obligations to us or we may cease our arrangements with them. Alternative arrangements and services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner or vendor. If we lose one or more significant business partners, our business could be harmed and our financial results could be materially affected.

The products or services we release may contain defects, bugs or errors.

Our products and services are extremely complex software programs and are difficult to develop and distribute. We have quality controls in place to detect defects, bugs or other errors in our products and services before they are released. Nonetheless, these quality controls are subject to human error, overriding, and resource or technical constraints. In addition, the effectiveness of our quality controls and preventative measures may be negatively affected by the distribution of our workforce resulting from the COVID-19 pandemic. As such, these quality controls and preventative measures may not be effective in detecting all defects, bugs or errors in our products and services before they have been released into the marketplace. In such an event, the technological reliability and stability of our products and services could be below our standards and the standards of our players and our reputation, brand and sales could be adversely affected. In addition, we could be required to, or may find it necessary to, offer a refund for the product or service, suspend the availability or sale of the product or service or expend significant resources to cure the defect, bug or error each of which could significantly harm our business and operating results.

We may be subject to claims of infringement of third-party intellectual property rights.

From time to time, third parties may claim that we have infringed their intellectual property rights. Although we take steps to avoid knowingly violating the intellectual property rights of others, it is possible that third parties still may claim infringement. Existing or future infringement claims against us may be expensive to defend and divert the attention of our employees from business operations. Such claims or litigation could require us to pay damages and other costs. We also could be required to stop selling, distributing or supporting products, features or services which incorporate the affected intellectual property rights, redesign products, features or services to avoid infringement, or obtain a license, all of which could be costly and harm our business.

In addition, many patents have been issued that may apply to potential new modes of delivering, playing or monetizing products and services such as those that we produce or would like to offer in the future. We may discover that future opportunities to provide new and innovative modes of game play and game delivery may be precluded by existing patents that we are unable to acquire or license on reasonable terms.

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

Our products and brands are subject to intellectual property infringement, including in jurisdictions that do not adequately protect our products and intellectual property rights.

We regard our products, brands and intellectual property as proprietary and take measures to protect our assets from infringement. We are aware that some unauthorized copying of our products and brands occurs, and if a significantly greater amount were to occur, it could negatively impact our business. Further, our products and services are available worldwide and the laws of some countries, particularly in Asia, either do not protect our products, brands and intellectual property to the same extent as the laws of the United States or are poorly enforced. Legal protection of our rights may be ineffective in countries with weaker intellectual property enforcement mechanisms. In addition, certain third parties have registered our intellectual property rights without authorization in foreign countries. Successfully registering such intellectual property rights could limit or restrict our ability to offer products and services based on such rights in those countries. Although we take steps to enforce and police our rights, our practices and methodologies may not be effective against all eventualities.

A significant portion of our packaged goods sales are made to a relatively small number of retail and distribution partners, and these sales may be disrupted.

We derive a significant percentage of our net revenue attributable to sales of our packaged goods products to our top retail and distribution partners. The concentration of a significant percentage of these sales through a few large partners could lead to a short-term disruption to our business if certain of these partners significantly reduced their purchases or ceased to offer our products. The financial position of certain partners has deteriorated and while we maintain protections such as monitoring the credit extended to these partners, we could be vulnerable to collection risk if one or more of these partners experienced continued deterioration of their business or declared bankruptcy. The COVID-19 pandemic has resulted in closures of the retail stores of certain partners, which could negatively impact the sales of our packaged goods products and accelerate deterioration of the financial position of such partners. Additionally, receivables from these partners generally increase in our December fiscal quarter as sales of our products generally increase in anticipation of the holiday season which expose us to heightened risk at that time of year. Having a significant portion of our packaged goods sales concentrated in a few partners could reduce our negotiating leverage with them. If one or more of these partners experience deterioration in their business or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.

Our financial results are subject to currency and interest rate fluctuations.

International sales are a fundamental part of our business. For our fiscal year ended March 31, 2020, international net revenue comprised 59 percent of our total net revenue, and we expect our international business to continue to account for a significant portion of our total net revenue. As a result of our international sales, and also the denomination of our foreign investments and our cash and cash equivalents in foreign currencies, we are exposed to the effects of fluctuations in foreign currency exchange rates, and volatility in foreign currency exchange rates has increased in connection with the macroeconomic uncertainty caused by the COVID-19 pandemic. Strengthening of the U.S. dollar, particularly relative to the Euro, British pound sterling, Australian dollar, Chinese yuan, South Korean won and Polish zloty, has a negative impact on our reported international net revenue but a positive impact on our reported international operating expenses (particularly when the U.S. dollar strengthens against the Swedish krona and the Canadian dollar) because these amounts are translated at lower rates. We use foreign currency hedging contracts to mitigate some foreign currency risk. However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. In addition, interest rate volatility, including lower interest rates resulting from actions taken in connection with the COVID-19 pandemic, can decrease the amount of interest earned on our cash, cash equivalents and short-term investment portfolio.

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

Our indebtedness could affect our financial condition and future financial results by, among other things:

•Requiring the dedication of a substantial portion of any cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures and other general corporate purposes

•Limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and

•Increasing our vulnerability to adverse changes in general economic and industry conditions.

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

Changes in our tax rates or exposure to additional tax liabilities, and changes to tax laws and interpretations of tax laws could adversely affect our earnings and financial condition.

We are subject to taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision, tax assets, and accruals for other taxes, and there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective income tax rate is based in part on our corporate operating structure and the manner in which we operate our business and develop, value and use our intellectual property. Taxing authorities in jurisdictions in which we operate have, and may continue to, challenge and audit our methodologies for calculating our income taxes, which could increase our effective income tax rate and have an adverse impact on our results of operations and cash flows. In addition, our provision for income taxes is materially affected by our profit levels, changes in our business, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in the valuation of our deferred tax assets and liabilities, or changes in applicable tax laws or interpretations of existing income and withholding tax laws, as well as other factors. For example, the outcome of future guidance related to the U.S. Tax Act could cause us to change our analysis and materially impact our previous estimates and consolidated financial statements.

In addition, changes to U.S. federal, state or international tax laws or their applicability to corporate multinationals in the countries in which we do business, particularly in Switzerland, where our international business is headquartered, and actions we have taken in our business with respect to such laws, have affected our effective tax rates and cash taxes, cause us to change the way in which we structure our business and resulted in other costs. Our effective tax rate also could be adversely affected by changes in our valuation allowances for deferred tax assets. In particular, the partial valuation allowance against our Swiss deferred tax assets could be affected by changes in future Swiss taxable income, expected growth rates of future Swiss taxable income, which are based primarily on third party market and industry growth data, and changes in Swiss interest rates. The partial valuation allowance is due to the limited seven-year carry forward period and our scheduling of future Swiss taxable income. Significant judgment is involved in determining the amount of the partial valuation allowance, particularly in estimating future Swiss taxable income over the period in which the Swiss deferred tax assets will reverse and assumptions related to expected growth rates. Actual financial results also may differ materially from our current estimates and could have a material impact on our assessment of the valuation allowance.

We are required to pay taxes other than income taxes, such as payroll, sales, use, value-added, net worth, property, transfer, and goods and services taxes, in both the United States and foreign jurisdictions. Several foreign jurisdictions have introduced new digital services taxes on revenue of companies that provide certain digital services or expanded their interpretation of existing tax laws with regard to other non-income taxes. There is limited guidance about the applicability of these new taxes or changing interpretations to our business and significant uncertainty as to what will be deemed in scope. If these foreign taxes are applied to the Company, it could have an adverse and material impact on our business and financial performance.

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

The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations. These fluctuations may be due to our operating results or factors specific to our operating results (including those discussed in the risk factors above, as well as others not currently known to us or that we currently do not believe are material), changes in securities analysts’ estimates of our future financial performance, ratings or recommendations, our results or future financial guidance falling below our expectations and analysts’ and investors’ expectations, the announcement and integration of any acquisitions we may make, departure of key personnel, cyberattacks, or factors largely outside of our control including, those affecting interactive gaming, entertainment, and/or technology companies generally, national or international economic conditions, investor sentiment or other factors related or unrelated to our operating performance. In particular, economic downturns may contribute to the public stock markets experiencing extreme price and trading volume volatility. These broad market fluctuations could adversely affect the market price of our common stock.

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
There were approximately 784 holders of record of our common stock as of May 18, 2020. In addition, a significant number of beneficial owners of our common stock hold their shares in street name. Our common stock is traded on the NASDAQ Global Select Market under the symbol “EA”.
Dividends
We have not paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
In May 2018, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $2.4 billion of our common stock. We repurchased approximately 12.3 million and 10.4 million shares for approximately $1,207 million and $1,116 million under this program, respectively, during the fiscal years ended March 31, 2020 and 2019. The May 2018 program was scheduled to expire on May 31, 2020, however we completed repurchases under the May 2018 program in April 2020.

The following table summarizes the number of shares repurchased in the fourth quarter of the fiscal year ended March 31, 2020:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
December 29, 2019 - January 25, 2020	797,785	$109.32	797,785	$282
January 26, 2020 - February 22, 2020	750,646	$109.73	750,646	$199
February 23, 2020 - March 28, 2020	1,209,537	$100.15	1,209,537	$78
	2,757,968	$105.41	2,757,968

Stock Performance Graph
The following information shall not be deemed to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent that we specifically incorporate it by reference into a filing.
The following graph shows a five-year comparison of cumulative total returns during the period from March 31, 2015 through March 31, 2020, for our common stock, the S&P 500 Index (to which EA was added in July 2002), the NASDAQ Composite Index, and the RDG Technology Composite Index, each of which assumes an initial value of $100. Each measurement point is as of the end of each fiscal year. The performance of our stock depicted in the following graph is not necessarily indicative of the future performance of our stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Electronic Arts Inc., the S&P 500 Index, the NASDAQ Composite Index,
and the RDG Technology Composite Index

*	Based on $100 invested on March 31, 2015 in stock or index, including reinvestment of dividends.

	March 31,
	2015	2016	2017	2018	2019	2020
Electronic Arts Inc.	$100	$112	$152	$206	$173	$170
S&P 500 Index	100	102	119	136	149	138
NASDAQ Composite Index	100	101	124	149	165	166
RDG Technology Composite Index	100	100	127	163	192	204

Item 6:  Selected Financial Data
ELECTRONIC ARTS INC. AND SUBSIDIARIES
SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA
(In millions, except per share data)

	Year Ended March 31,
STATEMENTS OF OPERATIONS DATA	2020		2019	2018		2017	2016
Net revenue (a)	$5,537		$4,950	$5,150		$4,845	$4,396
Cost of revenue	1,369		1,322	1,277		1,298	1,354
Gross profit	4,168		3,628	3,873		3,547	3,042
Total operating expenses	2,723		2,632	2,439		2,323	2,144
Operating income	1,445		996	1,434		1,224	898
Interest and other income (expense), net	63		83	15		(14)	(21)
Income before provision for (benefit from) income taxes	1,508		1,079	1,449		1,210	877
Provision for (benefit from) income taxes	(1,531)	(b)	60	406	(c)	243	(279)	(d)
Net income	$3,039		$1,019	$1,043		$967	$1,156
Earnings per share:
Basic	$10.37		$3.36	$3.39		$3.19	$3.73
Diluted	$10.30		$3.33	$3.34		$3.08	$3.50
Number of shares used in computation:
Basic	293		303	308		303	310
Diluted	295		306	312		314	330
	As of March 31,
BALANCE SHEETS DATA	2020		2019	2018		2017	2016
Cash and cash equivalents	$3,768		$4,708	$4,258		$2,565	$2,493
Short-term investments	1,967		737	1,073		1,967	1,341
Working capital	3,853	(e)	4,116	3,513		2,784	1,936	(e)
Total assets	11,112		8,957	8,584		7,718	7,050
Senior notes, net	397		994	992		990	989
Other long-term liabilities	590		367	506		253	245
Total liabilities	3,651		3,626	3,989		3,658	3,652
Total stockholders’ equity	7,461		5,331	4,595		4,060	3,396

(a)On April 1, 2018, at the beginning of fiscal year 2019, we adopted the New Revenue Standard, which significantly changed how we recognize and report net revenue. Financial data for periods prior to April 1, 2018 has not been restated. For more information on the impact of adoption of the New Revenue Standard, please see Part II, Item 8, Notes to Consolidated Financial Statements in Note 1 under the heading “Recently Adopted Accounting Standards” included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2019.

(b)During the fiscal year ended March 31, 2020, we recognized total one-time tax benefits of $1.760 billion related to the $1.840 billion Swiss Deferred Tax Asset, partially offset by the $80 million one-time Altera opinion charge. Please see Part II, Item 8 of this Form 10-K in the Notes to the Consolidated Financial Statements in Note 2 — Summary of Significant Accounting Policies - Income Taxes, for more information.

(c)For the fiscal year ended March 31, 2018, we recognized a tax expense of $235 million due to the application of the U.S. Tax Act, enacted on December 22, 2017.

(d)For the fiscal year ended March 31, 2016, we recognized a tax benefit of $453 million for the reversal of a significant portion of our deferred tax valuation allowance.

(e)Working capital for the fiscal year ended March 31, 2020 includes the current portion of the 3.70% Senior Notes due March 1, 2021. Working capital for the fiscal year ended March 31, 2016 includes the current portion of 0.75% convertible senior notes due 2016.

Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the fiscal year ended March 31, 2020, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K, including in the “Business” section and the “Risk Factors” above, the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” or the Consolidated Financial Statements and related Notes.

About Electronic Arts

Electronic Arts is a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and services that can be played and watched on game consoles, PCs, mobile phones and tablets. We believe that the breadth and depth of our portfolio, live services offerings, and our use of multiple business models and distribution channels provide us with strategic advantages. Our foundation is a collection of intellectual property from which we create innovative games and content that enables us to build on-going and meaningful relationships with a community of players, creators and viewers. Our portfolio includes brands that we either wholly own (such as Battlefield, The Sims, Apex Legends, Need for Speed and Plants v. Zombies) or license from others (such as FIFA, Madden NFL and Star Wars). We also offer our players high-quality experiences designed to provide value to players and extend and enhance gameplay. Our live services experiences include extra content, subscription offerings and other revenue generated outside of the sale of our base games. In addition, we are focused on reaching more players whenever and wherever they want to play. We believe that we can add value to our network by making it easier for players to connect to a world of play by offering choice of business model, distribution channel and device.

Financial Results

Our key financial results for our fiscal year ended March 31, 2020 were as follows:

•Total net revenue was $5,537 million, up 12 percent year-over-year. On a constant currency basis, we estimate total net revenue would have been $5,610 million, up 13 percent year-over-year.
•Digital net revenue was $4,314 million, up 16 percent year-over-year.
•Gross margin was 75.3 percent, up 2 percentage points year-over-year.
•Operating expenses were $2,723 million, up 3 percent year-over-year. On a constant currency basis, we estimate that operating expenses would have been $2,754 million, up 5 percent year-over-year.
•Operating income was $1,445 million, up 45 percent year-over-year.
•Net income was $3,039 million, including a one-time net tax benefit of $1,760 million. Excluding the one-time tax benefit, net income would have been $1,279 million, up 26 percent year-over-year.
•Diluted earnings per share was $10.30, including a one-time net tax benefit of $5.97. Excluding the one-time tax benefit, diluted earnings per share would have been $4.33, up 30 percent year-over-year.
•Operating cash flow was $1,797 million, up 16 percent year-over-year.
•Total cash, cash equivalents and short-term investments were $5,735 million.
•We repurchased 12.3 million shares of our common stock for $1,207 million.

From time to time, we make comparisons of current periods to prior periods with reference to constant currency. Constant currency comparisons are based on translating local currency amounts in the current period at actual foreign exchange rates from the prior comparable period. We evaluate our financial performance on a constant currency basis in order to facilitate period-to-period comparisons without regard to the impact of changing foreign currency exchange rates. For additional information on the one-time net tax benefit excluded above from net income and diluted earnings per share, please see Part II, Item 8 of this Form 10-K in the Notes to the Consolidated Financial Statements in Note 2 — Summary of Significant Accounting Policies - Income Taxes.

Trends in Our Business

COVID-19 Impact. We are closely monitoring the impact of the COVID-19 pandemic to our people and our business. Since the outbreak of COVID-19, we have focused on actions to support our people, our players, and communities around the world that have been affected by the COVID-19 pandemic.

Our People: First, we have focused on the health and wellbeing of our people and their families. During the fiscal quarter ending March 31, 2020, we shifted nearly all of our global workforce to work from home in response to the growing threat of the pandemic. Our IT, security and digital platform teams mobilized to add capacity to our remote working systems to scale to a distributed workforce and support business continuity. To date, substantially all of our people outside of Shanghai are continuing to work from home. We have developed a detailed protocol for how we will evaluate the readiness to return to work for each of our offices around the world, accounting for guidance from health authorities and government, the comfort level of our employees, and preparation of our facilities for continued physical distancing.

Our Business: Throughout this time, we have also focused on what we can do for our players. We launched our “Stay Home, Play Together” initiative to bring our players together when physical distancing is keeping us apart, and dozens of Stay & Play programs have been delivered to date. With more people staying at home we have experienced, and are continuing to experience, heightened levels of engagement and live services net bookings growth during the three months ended March 31, 2020 and during the current fiscal quarter to date.

Future Outlook: The full extent of the impact of the COVID-19 pandemic to our business, operations and financial results will depend on numerous evolving factors that we may not be able to predict. For example, we do not know when stay-at-home orders will be eased and lifted, and how our products and services will be impacted when that occurs. Engagement and net bookings could subside. Additional factors that could impact our business – particularly if stay-at-home orders remain in place for the longer term or a second wave of stay-at-home orders is necessary – include: our ability to deliver new games and services in a distributed work environment, macroeconomic challenges that impact consumer demand, the status of sports seasons on which our products and live services are based, impacts to our key business partners, foreign exchange rate fluctuations, and other factors included in Part I, Item 1A of this Annual Report under the heading “Risk Factors”.

Live Services Business. We offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated outside of the sale of our base games. Our net revenue attributable to digital live services for console and PC was $2,813 million, $2,216 million and $2,083 million during fiscal years 2020, 2019 and 2018, respectively, and we expect that live services net revenue will continue to be material to our business. Net revenue attributable to extra content, which includes extra content within digital live services for console and PC as well as extra content within our mobile business was $2,763 million, $2,309 million and $2,033 million during fiscal years 2020, 2019 and 2018, respectively. Extra content net revenue has increased as players engage with our games and services over longer periods of time, and purchase additional content designed to provide value to players and extend and enhance gameplay. Our most popular live service is the extra content purchased for the Ultimate Team mode associated with our sports franchises. Ultimate Team allows players to collect current and former professional players in order to build and compete as a personalized team. Net revenue from extra content sales for Ultimate Team was $1,491 million, $1,369 million and $1,180 million during fiscal years 2020, 2019 and 2018, respectively, a substantial portion of which was derived from FIFA Ultimate Team.

Digital Delivery of Games. In our industry, players increasingly purchase games digitally as opposed to purchasing physical discs. While this trend, as applied to our business, may not be linear because of product mix during a fiscal year, consumer buying patterns and other factors, over time we expect players to purchase an increasingly higher proportion of our games digitally; therefore we expect net revenue attributable to digital full game downloads to increase over time and net revenue attributable to sales of packaged goods to decrease. Our net revenue attributable to digital full game downloads was $809 million, $680 million and $707 million during fiscal years 2020, 2019 and 2018, respectively; while our net revenue attributable to packaged goods sales decreased from $1,700 million in fiscal year 2018 to $1,240 million in fiscal year 2019 and $1,223 million in fiscal year 2020. In addition, as measured based on total units sold on Microsoft’s Xbox One and Sony’s PlayStation 4 rather than by net revenue, we estimate that 49 percent, 49 percent, and 39 percent of our total units sold during fiscal years 2020, 2019 and 2018 were sold digitally. Digital full game units are based on sales information provided by Microsoft and Sony; packaged goods units sold through are estimated by obtaining data from significant retail partners in North America, Europe and Asia, and applying internal sales estimates with respect to retail partners from which we do not obtain data. We believe that these percentages are reasonable estimates of the proportion of our games that are digitally downloaded in relation to our total number of units sold for the applicable period of measurement. We expect the long-term trends in revenue and in the percentage of games digitally downloaded to continue. Increases in consumer adoption of digital purchase of games combined with increases in our live services revenue generally results in expansion of our gross margin, as costs associated with selling a game digitally is generally less than selling the same game through traditional retail and distribution channels.

Free-to-Play Games. The global adoption of mobile devices and a business model for those devices that allows consumers to try new games with no up-front cost, and that are monetized through a live service associated with the game, particularly extra content sales, has led to significant sales growth in the mobile gaming industry. Similarly, sales of extra content are the primary driver of our mobile business. We expect the mobile gaming industry to continue to grow during our 2021 fiscal year. Likewise, the consumer acceptance of free-to-play, live service-based, online PC games has broadened our consumer base and has begun to expand into the console market. For example, within our business, we offer Apex Legends as a free-to-play, live service-based PC and console game. We expect extra content revenue generated from mobile, PC and console free-to-play games to remain an important part of our business.

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

Recurring Revenue Sources. Our business model includes revenue that we deem recurring in nature, such as revenue from our annualized sports franchises (e.g., FIFA, Madden NFL), our console, PC and mobile catalog titles (i.e., titles that did not launch in the current fiscal year), and our live services. We have been able to forecast revenue from these areas of our business with greater relative confidence than for new games, services and business models. As we continue to incorporate new business models and modalities of play into our games, our goal is to continue to look for opportunities to expand the recurring portion of our business.

Net Bookings. In order to improve transparency into our business, we disclose an operating performance metric, net bookings. Net bookings is defined as the net amount of products and services sold digitally or sold-in physically in the period. Net bookings is calculated by adding total net revenue to the change in deferred net revenue for online-enabled games and platform fees.

The following is a calculation of our total net bookings for the periods presented:

	Year Ended March 31,
(In millions)	2020	2019
Total net revenue	$5,537	$4,950
Change in deferred net revenue (online-enabled games)	(165)	182
Platform fees	(161)	(188)
Net bookings	$5,211	$4,944

Net bookings were $5,211 million for fiscal year 2020 driven by sales related to FIFA 20, Madden NFL 20 and Star Wars Jedi: Fallen Order. Net bookings increased $267 million or 5 percent as compared to fiscal year 2019 due primarily to Star Wars Jedi: Fallen Order, Apex Legends and Need for Speed Heat, partially offset by Battlefield V and Anthem. Digital net bookings were $4,052 million for fiscal year 2020, an increase of $330 million or 9 percent as compared to fiscal year 2019. The increase in digital net bookings was primarily driven by our live services which grew $372 million or 15 percent year-over-year, primarily due to sales of extra content for Apex Legends, FIFA Ultimate Team and Madden Ultimate Team; and full game downloads which grew $18 million or 2 percent due to net bookings associated with Star Wars Jedi: Fallen Order and Need for Speed Heat, partially offset by Battlefield V. These increases were partially offset by a decrease of $60 million or 10 percent in our mobile business due to declines from aging titles.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenue and expenses during the reporting periods. The policies discussed below are considered by management to be critical because they are not only important to the portrayal of our financial condition and results of operations, but also because application and interpretation of these policies requires both management judgment and estimates of matters that are inherently uncertain and unknown, including uncertainty in the current economic environment due to the recent outbreak of COVID-19. As a result, actual results may differ materially from our estimates.
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
Revenue Recognition
We derive revenue principally from sales of our games, and related extra content and services that can be played on game consoles, PCs, mobile phones and tablets. Our product and service offerings include, but are not limited to, the following:

•full games with both online and offline functionality (“Games with Services”), which generally includes (1) the initial game delivered digitally or via physical disc at the time of sale and typically provide access to offline core game content (“software license”); (2) updates on a when-and-if-available basis, such as software patches or updates, and/or additional free content to be delivered in the future (“future update rights”); and (3) a hosted connection for online playability (“online hosting”);

•full games with online-only functionality which require an Internet connection to access all gameplay and functionality (“Online-Hosted Service Games”);

•extra content related to Games with Services and Online-Hosted Service Games which provides access to additional in-game content;

•subscriptions, such as Origin Access, Origin Access Premier and EA Access, that generally offers access to a selection of full games, in-game content, online services and other benefits typically for a recurring monthly or annual fee; and

•licensing to third parties to distribute and host our games and content.

We evaluate and recognize revenue by:

•identifying the contract(s) with the customer;

•identifying the performance obligations in the contract;

•determining the transaction price;

•allocating the transaction price to performance obligations in the contract; and

•recognizing revenue as each performance obligation is satisfied through the transfer of a promised good or service to a customer (i.e., “transfer of control”).

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

Determining the transaction price. The transaction price is determined based on the consideration that we will be entitled to receive in exchange for transferring our goods and services to the customer. Determining the transaction price often requires judgment, based on an assessment of contractual terms and business practices. It further includes review of variable consideration such as discounts, sales returns, price protection, and rebates, which is estimated at the time of the transaction. In addition, the transaction price does not include an estimate of the variable consideration related to sales-based royalties. Sales-based royalties are recognized as the sales occur.

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

Principal Agent Considerations

We evaluate sales to end customers of our full games and related content via third-party storefronts, including digital storefronts such as Microsoft’s Xbox Store, Sony’s PlayStation Store, Apple App Store, and Google Play Store, in order to determine whether or not we are acting as the principal in the sale to the end customer, which we consider in determining if revenue should be reported gross or net of fees retained by the third-party storefront. An entity is the principal if it controls a good or service before it is transferred to the end customer. Key indicators that we evaluate in determining gross versus net treatment include but are not limited to the following:

•the underlying contract terms and conditions between the various parties to the transaction;
•which party is primarily responsible for fulfilling the promise to provide the specified good or service to the end customer;
•which party has inventory risk before the specified good or service has been transferred to the end customer; and
•which party has discretion in establishing the price for the specified good or service.

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

Every quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. As of March 31, 2020, we have recognized a $131 million valuation allowance related to our Swiss deferred tax assets. Our Swiss deferred tax asset realizability analysis relies upon future Swiss taxable income as the primary source of taxable income but considers all available sources of Swiss income based on the positive and negative evidence. We give more weight to evidence that can be objectively verified. However, there is significant judgment involved in estimating future Swiss taxable income over the 20-year period over which the Swiss deferred tax assets will reverse, specifically related to assumptions about expected growth rates of future Swiss taxable income, which are based primarily on third party market and industry growth data. Actual results that differ materially from those estimates could have a material impact on our valuation allowance assessment. Although objectively verifiable, Swiss interest rates have an impact on the valuation allowance and are based on published Swiss guidance. Any significant changes to such interest rates could result in a material impact to the valuation allowance. Switzerland has a seven-year carryforward period and does not permit the carry back of losses. We do not recognize any deferred taxes related to the U.S. taxes on foreign earnings as we recognize these taxes as a period cost.

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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ended March 31, 2020, 2019 and 2018 contained 52 weeks each and ended on March 28, 2020, March 30, 2019 and March 31, 2018, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

Net Revenue
Net revenue consists of sales generated from (1) full games sold as digital downloads or as packaged goods and designed for play on game consoles and PCs, (2) full games for mobile phones and tablets, (3) live services associated with these games, such as extra content, (4) subscriptions that generally offer access to a selection of full games, in-game content, online services and other benefits, and (5) licensing our games to third parties to distribute and host our games.
Comparison of Fiscal Year 2020 to Fiscal Year 2019

Net Revenue

Net revenue for fiscal year 2020 was $5,537 million, primarily driven by FIFA 20, FIFA 19, The Sims 4, Apex Legends and Madden NFL 20. Net revenue for fiscal year 2020 increased $587 million, as compared to fiscal year 2019. This increase was driven by a $924 million increase in revenue primarily from Apex Legends, Star Wars Jedi: Fallen Order and Anthem. This increase was partially offset by a $337 million decrease in revenue primarily from the Battlefield franchise.

Net Revenue by Composition

As our business has evolved and more of our products are delivered to consumers digitally, we have placed a significant emphasis and focus on assessing our business performance through a review of net revenue by composition, which is primarily based on method of distribution.

Our net revenue by composition for fiscal years 2020 and 2019 was as follows (in millions):

	Year Ended March 31,
	2020	2019	$ Change	% Change
Net revenue:
Full game downloads	$809	$680	$129	19%
Live services	2,813	2,216	597	27%
Mobile	692	814	(122)	(15)%
Total Digital	$4,314	$3,710	$604	16%

Packaged goods and other	$1,223	$1,240	$(17)	(1)%
Total net revenue	$5,537	$4,950	$587	12%
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

Digital net revenue for fiscal year 2020 was $4,314 million, primarily driven by extra content sales for FIFA Ultimate Team, Apex Legends and The Sims 4. Digital net revenue for fiscal year 2020 increased $604 million, as compared to fiscal year 2019. This increase was due to a $597 million increase in live services revenue primarily driven by sales of extra content for Apex Legends, FIFA Ultimate Team and Madden Ultimate Team, and a $129 million increase in full game downloads revenue primarily driven by Star Wars Jedi: Fallen Order, partially offset by a $122 million decrease in mobile revenue primarily driven by lower extra content sales for Star Wars: Galaxy of Heroes and Madden Mobile.

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

Packaged goods and other net revenue for fiscal year 2020 was $1,223 million, primarily driven by FIFA 20, Star Wars Jedi: Fallen Order, Madden NFL 20, and FIFA 19. Packaged goods and other net revenue remained relatively consistent for fiscal year 2020, as compared to fiscal year 2019.

Cost of Revenue

Cost of revenue for fiscal years 2020 and 2019 was as follows (in millions):

March 31, 2020	% of Net Revenue	March 31, 2019	% of Net Revenue	% Change	Change as a % of Net Revenue
$1,369	25%	$1,322	27%	4%	(2)%

Cost of revenue consists of (1) manufacturing royalties, net of volume discounts and other vendor reimbursements, (2) certain royalty expenses for celebrities, professional sports leagues, movie studios and other organizations, and independent software developers, (3) data center, bandwidth and server costs associated with hosting our online games and websites, (4) inventory costs, (5) payment processing fees, (6) mobile platform fees associated with our mobile revenue (for transactions in which we are acting as the principal in the sale to the end customer), (7) expenses for defective products, (8) write-offs of post launch prepaid royalty costs and losses on previously unrecognized licensed intellectual property commitments, (9) amortization of certain intangible assets, (10) personnel-related costs, and (11) warehousing and distribution costs. We generally recognize volume discounts when they are earned from the manufacturer (typically in connection with the achievement of unit-based milestones); whereas other vendor reimbursements are generally recognized as the related revenue is recognized.

Cost of Revenue

Cost of revenue increased by $47 million, or 4 percent during fiscal year 2020, as compared to fiscal year 2019. This increase was primarily due to an increase in inventory and royalty costs associated with Star Wars Jedi: Fallen Order, an increase in royalty costs driven by higher sales associated with Madden franchise, a higher royalty rate associated with the FIFA franchise, and data center, bandwidth and server usage costs associated with Apex Legends, partially offset by a decrease in inventory costs associated with Battlefield V and the FIFA franchise, and data center, bandwidth and server usage costs associated with Anthem, which launched as online-only title during fiscal year 2019.

Cost of revenue as a percentage of total net revenue decreased by 2 percent during fiscal year 2020, as compared to fiscal year 2019. This decrease was primarily due to an increase in the proportion of our digital net revenues to packaged goods and other net revenues, which generally have higher costs than our digital games.
Research and Development
Research and development expenses consist of expenses incurred by our production studios for personnel-related costs, related overhead costs, external third-party development costs, contracted services, depreciation and any impairment of prepaid royalties for pre-launch products. Research and development expenses for our online products include expenses incurred by our studios consisting of direct development and related overhead costs in connection with the development and production of our online games. Research and development expenses also include expenses associated with our digital platform, software licenses and maintenance, and management overhead.
Research and development expenses for fiscal years 2020 and 2019 were as follows (in millions):

March 31, 2020	% of Net Revenue	March 31, 2019	% of Net Revenue	$ Change	% Change
$1,559	28%	$1,433	29%	$126	9%

Research and development expenses increased by $126 million, or 9 percent, in fiscal year 2020, as compared to fiscal year 2019. This increase was primarily due to a $67 million increase in personnel-related costs resulting from an increase in variable compensation and related expenses, a $45 million increase in stock-based compensation, and an $18 million increase in third-party development expense.

Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for fiscal years 2020 and 2019 were as follows (in millions):

March 31, 2020	% of Net Revenue	March 31, 2019	% of Net Revenue	$ Change	% Change
$631	11%	$702	14%	$(71)	(10)%

Marketing and sales expenses decreased by $71 million, or 10 percent, in fiscal year 2020, as compared to fiscal year 2019. This decrease was primarily due to a $66 million decrease in advertising and promotional spending resulting from fewer frontline title launches in fiscal year 2020, as compared to fiscal year 2019.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for fiscal years 2020 and 2019 were as follows (in millions):

March 31, 2020	% of Net Revenue	March 31, 2019	% of Net Revenue	$ Change	% Change
$506	9%	$460	9%	$46	10%

General and administrative expenses increased by $46 million, or 10 percent, in fiscal year 2020, as compared to fiscal year 2019. This increase was primarily due to a $24 million increase in personnel-related costs driven by an increase in variable compensation and related expenses, and a $14 million increase in stock-based compensation.

Income Taxes

Provision for (benefit from) income taxes for fiscal years 2020 and 2019 was as follows (in millions):

March 31, 2020	Effective Tax Rate	March 31, 2019	Effective Tax Rate
$(1,531)	(101.5)%	$60	5.6%

Our effective tax rate for the fiscal year ended March 31, 2020 was negative 101.5 percent as compared to 5.6 percent for the same period in fiscal year 2019. During the fiscal year ended March 31, 2020, we completed an intra-entity sale of some of our intellectual property rights to our Swiss subsidiary, where our international business is headquartered (the “Swiss intra-entity sale”). The transaction did not result in a taxable gain. Under U.S. GAAP, any profit resulting from this intercompany transaction will be eliminated upon consolidation. However, the transaction resulted in a step-up of the Swiss tax-deductible basis in the transferred intellectual property rights and, accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights (the “Swiss Deferred Tax Asset”). Our effective tax rate and resulting provision for income taxes for the fiscal year ended March 31, 2020 were significantly impacted by our recognition of the Swiss Deferred Tax Asset related to the Swiss intra-entity sale.

During the fiscal year ended March 31, 2020, we recognized a $1.840 billion Swiss Deferred Tax Asset, which is net of the impact of a $131 million valuation allowance and a $393 million reduction due to the impact of the decision of the Ninth Circuit Court of Appeals in Altera Corp. v Commissioner (“the Altera opinion”). The Altera opinion also requires related parties in an intercompany cost-sharing arrangement to share stock-based compensation expenses. The Altera opinion resulted in the recognition of a one-time charge of $80 million related to prior period U.S. uncertain tax positions during the fiscal year ended March 31, 2020. In total, during the fiscal year ended March 31, 2020, we recognized total one-time tax benefits of

$1.760 billion related to the $1.840 billion Swiss Deferred Tax Asset, partially offset by the $80 million one-time Altera opinion charge.

Excluding the impacts of the Swiss Deferred Tax Asset and Altera opinion, our effective tax rate for the year ended March 31, 2020 would have been 15.0 percent, which was higher than the same periods in fiscal year 2019 primarily due to an increase in U.S. taxes on foreign earnings in fiscal year 2020.

Our effective tax rates for fiscal year 2021 and future periods will continue to depend on a variety of factors, including changes in our business, such as acquisitions and intercompany transactions, our corporate structure, the geographic location of business functions or assets, the geographic mix of income, our agreements with tax authorities, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We anticipate that the impact of excess tax benefits and tax deficiencies may result in significant fluctuations to our effective tax rate in the future.

Comparison of Fiscal Year 2019 to Fiscal Year 2018
For the comparison of fiscal year 2019 to fiscal year 2018, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for our fiscal year ended March 31, 2019, filed with the SEC on May 24, 2019 under the subheading “Comparison of Fiscal Year 2019 to Fiscal Year 2018.”

LIQUIDITY AND CAPITAL RESOURCES

	As of March 31,
(In millions)	2020	2019	Increase/(Decrease)
Cash and cash equivalents	$3,768	$4,708	$(940)
Short-term investments	1,967	737	1,230
Total	$5,735	$5,445	$290
Percentage of total assets	52%	61%
	Year Ended March 31,
(In millions)	2020	2019	Change
Net cash provided by operating activities	$1,797	$1,547	$250
Net cash provided by (used in) investing activities	(1,357)	169	(1,526)
Net cash used in financing activities	(1,358)	(1,253)	(105)
Effect of foreign exchange on cash and cash equivalents	(22)	(13)	(9)
Net increase (decrease) in cash and cash equivalents	$(940)	$450	$(1,390)

For the comparison of fiscal year 2019 to fiscal year 2018, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for our fiscal year ended March 31, 2019, filed with the SEC on May 24, 2019 under the subheading “Liquidity and Capital Resources”.
Changes in Cash Flow
Operating Activities. Net cash provided by operating activities increased by $250 million during fiscal year 2020 as compared to fiscal year 2019 primarily driven by business performance related to the sales of Star Wars Jedi: Fallen Order, Need for Speed Heat, and Apex Legends, and improved collections during fiscal year 2020. The increase was partially offset by larger marketing and advertising payments for new titles, particularly Apex Legends and Anthem, higher cash payments for income taxes, and higher royalty payments.
Investing Activities. Net cash used in investing activities increased by $1,526 million during fiscal year 2020 as compared to fiscal year 2019 primarily driven by a $2,017 million increase in purchases of short-term investments. The increase was partially offset by a $454 million increase in proceeds from sales and maturities of short-term investments during fiscal year 2020 as compared to fiscal year 2019 and the payment of $58 million in connection with mergers and acquisitions activity during fiscal year 2019.

Financing Activities. Net cash used in financing activities increased by $105 million during fiscal year 2020 as compared to fiscal year 2019 primarily driven by the payment of $122 million of contingent consideration in connection with our acquisition of Respawn Entertainment, LLC and a $15 million increase in the repurchase and retirement of our common stock. These increases were partially offset by a $31 million decrease in cash paid to taxing authorities in connection with withholding taxes for stock-based compensation.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of March 31, 2020, our short-term investments had gross unrealized losses of $8 million, or less than 1 percent of the total in short-term investments, and gross unrealized gains of $5 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.
Senior Notes
In February 2016, we issued $600 million aggregate principal amount of the 2021 Notes and $400 million aggregate principal amount of the 2026 Notes. The effective interest rate is 3.94% for the 2021 Notes and 4.97% for the 2026 Notes. Interest is payable semiannually in arrears, on March 1 and September 1 of each year. The 2021 Notes are due on March 1, 2021. See Note 11 — Financing Arrangements to the Consolidated Financial Statements in this Form 10-K as it relates to our Senior Notes, which is incorporated by reference into this Item 7.
Credit Facility
On August 29, 2019, we entered into a $500 million unsecured revolving credit facility (“Credit Facility”) with a syndicate of banks. The Credit Facility terminates on August 29, 2024 unless the maturity is extended in accordance with its terms. As of March 31, 2020, no amounts were outstanding under the Credit Facility. See Note 11 — Financing Arrangements to the Consolidated Financial Statements in this Form 10-K as it relates to our Credit Facility, which is incorporated by reference into this Item 7.
Financial Condition
We believe that our cash, cash equivalents, short-term investments, cash generated from operations and available financing facilities will be sufficient to meet our operating requirements for at least the next 12 months, including working capital requirements, capital expenditures, debt repayment obligations, and potentially, future acquisitions, stock repurchases, or strategic investments. We may choose at any time to raise additional capital to repay debt, strengthen our financial position, facilitate expansion, repurchase our stock, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. The COVID-19 pandemic has caused disruption to capital markets and any additional capital could be difficult to obtain, expensive and/or not available to us on favorable terms, if at all. Such additional capital could also result in substantial dilution to our existing stockholders.
Our foreign subsidiaries will generally be subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of March 31, 2020, approximately $4.4 billion of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions, of which approximately $2.7 billion is available for repatriation without a material tax cost.
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

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties including, but not limited to, those related to the impact of the COVID-19 pandemic on our business and on the business of our key partners, customer demand and acceptance of our products, our ability to collect our accounts receivable as they become due, successfully achieving our product release schedules and attaining our forecasted sales objectives, economic conditions in the United States and abroad, the impact of acquisitions and other strategic transactions in which we may engage, the impact of competition, the seasonal and cyclical nature of our business and operating results, and the other risks described in the “Risk Factors” section, included in Part I, Item 1A of this report.

Contractual Obligations and Commercial Commitments
See Note 13 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-K as it relates to our contractual obligations and commercial commitments, which is incorporated by reference into this Item 7.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

INFLATION
We believe the impact of inflation on our results of operations has not been significant in any of the past three fiscal years.

Item 7A:  Quantitative and Qualitative Disclosures About Market Risk
MARKET RISK
We are exposed to various market risks, including changes in foreign currency exchange rates, interest rates and market prices, which have experienced significant volatility, including increased volatility in connection with the COVID-19 pandemic. Market risk is the potential loss arising from changes in market rates and market prices. We employ established policies and practices to manage these risks. Foreign currency forward contracts are used to hedge anticipated exposures or mitigate some existing exposures subject to foreign exchange risk as discussed below. While we do not hedge our short-term investment portfolio, we protect our short-term investment portfolio against different market risks, including interest rate risk as discussed below. Our cash and cash equivalents portfolio consists of highly liquid investments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase. We do not enter into derivatives or other financial instruments for speculative trading purposes and do not hedge our market price risk relating to marketable equity securities, if any.
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

Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of March 31, 2020, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $160 million or $320 million, respectively. As of March 31, 2020, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses in the Consolidated Statements of Operations on our foreign currency forward contracts used in balance sheet hedging of $65 million or $130 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in the same manner and actual results may differ materially. See Note 5 — Derivative Financial Instruments to the Consolidated Financial Statements in this Form 10-K as it relates to our derivative financial instruments, which is incorporated by reference into this Item 7A.
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
As of March 31, 2020, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.
Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Changes in interest rates affect the fair value of our short-term investment portfolio. To provide a meaningful assessment of the interest rate risk associated with our short-term investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio assuming a 150 basis point parallel shift in the yield curve. As of March 31, 2020, a hypothetical 150 basis point increase in interest rates would have resulted in a $24 million, or 1% decrease in the fair market value of our short-term investments.

Item 8:  Financial Statements and Supplementary Data

Other financial statement schedules have been omitted because the information called for in them is not required or has already been included in either the Consolidated Financial Statements or the Notes thereto.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)	March 31, 2020	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,768	$4,708
Short-term investments	1,967	737
Receivables, net	461	623
Other current assets	321	313
Total current assets	6,517	6,381
Property and equipment, net	449	448
Goodwill	1,885	1,892
Acquisition-related intangibles, net	53	87
Deferred income taxes, net	1,903	35
Other assets	305	114
TOTAL ASSETS	$11,112	$8,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68	$113
Accrued and other current liabilities	1,052	1,052
Deferred net revenue (online-enabled games)	945	1,100
Senior notes, current, net	599	—
Total current liabilities	2,664	2,265
Senior notes, net	397	994
Income tax obligations	373	233
Deferred income taxes, net	1	2
Other liabilities	216	132
Total liabilities	3,651	3,626
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 288 and 298 shares issued and outstanding, respectively	3	3
Additional paid-in capital	—	—
Retained earnings	7,508	5,358
Accumulated other comprehensive loss	(50)	(30)
Total stockholders’ equity	7,461	5,331
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,112	$8,957
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(In millions, except per share data)	2020	2019	2018
Net revenue	$5,537	$4,950	$5,150
Cost of revenue	1,369	1,322	1,277
Gross profit	4,168	3,628	3,873
Operating expenses:
Research and development	1,559	1,433	1,320
Marketing and sales	631	702	641
General and administrative	506	460	469
Acquisition-related contingent consideration	5	14	—
Amortization of intangibles	22	23	9
Total operating expenses	2,723	2,632	2,439
Operating income	1,445	996	1,434
Interest and other income (expense), net	63	83	15
Income before provision for (benefit from) income taxes	1,508	1,079	1,449
Provision for (benefit from) income taxes	(1,531)	60	406
Net income	$3,039	$1,019	$1,043
Earnings per share:
Basic	$10.37	$3.36	$3.39
Diluted	$10.30	$3.33	$3.34
Number of shares used in computation:
Basic	293	303	308
Diluted	295	306	312
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
(In millions)	2020	2019	2018
Net income	$3,039	$1,019	$1,043
Other comprehensive income (loss), net of tax:
Net gains (losses) on available-for-sale securities	(3)	7	(5)
Net gains (losses) on derivative instruments	17	88	(121)
Foreign currency translation adjustments	(34)	(21)	18
Total other comprehensive income (loss), net of tax	(20)	74	(108)
Total comprehensive income	$3,019	$1,093	$935

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, share data in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2017	308,367	$3	$1,049	$3,027	$(19)	$4,060
Cumulative-effect adjustment from the adoption of ASU 2016-09	—	—	9	(8)	—	1
Total comprehensive income (loss)	—	—	—	1,043	(108)	935
Stock-based compensation	—	—	242	—	—	242
Issuance of common stock	3,332	—	(42)	—	—	(42)
Repurchase and retirement of common stock	(5,329)	—	(601)	—	—	(601)
Balances as of March 31, 2018	306,370	$3	$657	$4,062	$(127)	$4,595
Cumulative-effect adjustment from the adoption of ASC 606	—	—	—	590	22	612
Cumulative-effect adjustment from the adoption of ASU 2018-02	—	—	—	(1)	1	—
Total comprehensive income	—	—	—	1,019	74	1,093
Stock-based compensation	—	—	284	—	—	284
Issuance of common stock	2,722	—	(61)	—	—	(61)
Repurchase and retirement of common stock	(10,985)	—	(880)	(312)	—	(1,192)
Balances as of March 31, 2019	298,107	$3	$—	$5,358	$(30)	$5,331
Total comprehensive income (loss)	—	—	—	3,039	(20)	3,019
Stock-based compensation	—	—	347	—	—	347
Issuance of common stock	2,623	—	(29)	—	—	(29)
Repurchase and retirement of common stock	(12,317)	—	(318)	(889)	—	(1,207)
Balances as of March 31, 2020	288,413	$3	$—	$7,508	$(50)	$7,461
See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In millions)	2020	2019	2018
OPERATING ACTIVITIES
Net income	$3,039	$1,019	$1,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	150	145	136
Acquisition-related contingent consideration	5	14	—
Stock-based compensation	347	284	242
Change in assets and liabilities:
Receivables, net	164	(88)	(25)
Other assets	35	(24)	10
Accounts payable	(36)	59	(44)
Accrued and other liabilities	119	3	43
Deferred income taxes, net	(1,871)	(16)	204
Deferred net revenue (online-enabled games)	(155)	151	83
Net cash provided by operating activities	1,797	1,547	1,692
INVESTING ACTIVITIES
Capital expenditures	(140)	(119)	(107)
Proceeds from maturities and sales of short-term investments	2,142	1,688	3,166
Purchase of short-term investments	(3,359)	(1,342)	(2,287)
Acquisition, net of cash acquired	—	(58)	(150)
Net cash provided by (used in) investing activities	(1,357)	169	622
FINANCING ACTIVITIES
Proceeds from issuance of common stock	62	61	78
Cash paid to taxing authorities for shares withheld from employees	(91)	(122)	(120)
Repurchase and retirement of common stock	(1,207)	(1,192)	(601)
Acquisition-related contingent consideration payments	(122)	—	—
Net cash used in financing activities	(1,358)	(1,253)	(643)
Effect of foreign exchange on cash and cash equivalents	(22)	(13)	22
Increase (decrease) in cash and cash equivalents	(940)	450	1,693
Beginning cash and cash equivalents	4,708	4,258	2,565
Ending cash and cash equivalents	$3,768	$4,708	$4,258
Supplemental cash flow information:
Cash paid during the year for income taxes, net	$170	$100	$57
Cash paid during the year for interest	$42	$42	$42

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Electronic Arts is a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and services that can be played and watched on game consoles, PCs, mobile phones and tablets. We believe that the breadth and depth of our portfolio, live services offerings, and our use of multiple business models and distribution channels provide us with strategic advantages. Our foundation is a collection of intellectual property from which we create innovative games and content that enables us to build on-going and meaningful relationships with a community of players, creators and viewers. Our portfolio includes brands that we either wholly own (such as Battlefield, The Sims, Apex Legends, Need for Speed and Plants v. Zombies) or license from others (such as FIFA, Madden NFL and Star Wars). We also offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated outside of the sale of our base games. And we are focused on reaching more players whenever and wherever they want to play. We believe that we can add value to our network by making it easier for players to connect to a world of play by offering choice of business model, distribution channel and device.
Consolidation
The accompanying Consolidated Financial Statements include the accounts of Electronic Arts Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal years ended March 31, 2020, 2019 and 2018 contained 52 weeks each and ended on March 28, 2020, March 30, 2019 and March 31, 2018 respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. Such estimates include sales returns and allowances, provisions for doubtful accounts, accrued liabilities, offering periods for deferred net revenue, relative stand-alone selling price for identified performance obligations in our revenue transactions, losses on royalty commitments, estimates regarding the recoverability of prepaid royalties, inventories, long-lived assets, discount rates used in the measurement and recognition of lease liabilities, assets acquired and liabilities assumed in business combinations, certain estimates related to the measurement and recognition of costs resulting from our stock-based payment awards, unrecognized tax benefits, deferred income tax assets and associated valuation allowances, as well as estimates used in our goodwill, intangibles and short-term investment impairment tests. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and future trends, can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from our estimates.
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 842, Leases (the “New Lease Standard” or “ASC 842”). The FASB issued this standard to increase transparency and comparability among organizations by recognizing right-of-use (“ROU”) lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements.

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

The adoption of the New Lease Standard on April 1, 2019 resulted in the recognition of operating lease ROU assets of $215 million, current operating lease liabilities of $50 million, and noncurrent operating lease liabilities of $197 million on our Consolidated Balance Sheets. In addition, upon transition, we eliminated prepaid rent assets of $6 million and deferred rent liabilities of $38 million. Operating lease ROU assets, operating lease liabilities, and noncurrent operating lease liabilities are included in other assets, accrued and other current liabilities, and other liabilities, respectively. The adoption of the New Lease Standard did not have an impact on our Consolidated Statements of Operations or Cash Flows.

BALANCE SHEETS (In millions)	Balance at March 31, 2019	Adjustments due to New Lease Standard Adoption	Balance at April 1, 2019
Assets
Other current assets	$313	$(6)	$307
Other assets	114	215	329

Liabilities
Accrued and other current liabilities	$1,052	$47	$1,099
Other liabilities	132	162	294

See Note 12 — Leases for additional information on leases.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This update is intended to make more financial and nonfinancial hedging strategies eligible for hedge accounting, simplify the application of hedge accounting by eliminating the requirement to separately measure and report hedge ineffectiveness, and increase transparency around the scope and results of hedging programs. We adopted ASU 2017-12 in the first quarter of fiscal 2020, using a modified-retrospective approach. Upon adoption of ASU 2017-12, we no longer measure and report hedge ineffectiveness separately. We instead present the entire change in the fair value of a hedging instrument in the same Consolidated Statements of Operations line as the hedged item. Additionally, the amount historically excluded from the assessment of hedge effectiveness for our cash flow hedges is now recognized into the Consolidated Statements of Operations in the period when the forecasted transaction is recognized. The cumulative-effect adjustment from the adoption had a de minimis impact on our Consolidated Financial Statements. See Note 5 — Derivative Financial Instruments.
Other Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The update changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This update replaces the existing incurred loss impairment model with an expected loss model. It also requires credit losses related to available-for-sale debt securities to be recognized as an allowance for credit losses rather than as a reduction to the carrying value of the securities. This update is effective for us beginning in the first quarter of fiscal year 2021. We continue to monitor the economic implications of the COVID-19 pandemic; however based on current market conditions, we do not expect the adoption to have a material impact on our Consolidated Financial Statements and related disclosures.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This update requires a customer in a cloud computing service arrangement to follow the internal-use software guidance in order to determine which implementation costs to defer and recognize as an asset. This update is effective for us beginning in the first quarter of fiscal year 2021. We do not expect the adoption to have a material impact on our Consolidated Financial Statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This update is effective for us beginning in the first quarter of fiscal year 2022. Early adoption is permitted. We are currently evaluating the impact of this new standard on our Consolidated Financial Statements and related disclosures.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash, Cash Equivalents, and Short-Term Investments
Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase.
Short-term investments consist of debt securities with original or remaining maturities of greater than three months at the time of purchase, and are accounted for as available-for-sale securities and are recorded at fair value. Cash, cash equivalents and short-term investments are available for use in current operations or other activities such as capital expenditures, business combinations and share repurchases.
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
Our short-term investments are evaluated for impairment quarterly. We consider various factors in determining whether we should recognize an impairment charge, including the credit quality of the issuer, the duration that the fair value has been less than the adjusted cost basis, severity of the impairment, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and any contractual terms impacting the prepayment or settlement process. If we conclude that an investment is other-than-temporarily impaired, we recognize an impairment charge at that time in our Consolidated Statements of Operations. Based on our evaluation, we did not consider any of our investments to be other-than-temporarily impaired as of March 31, 2020 and 2019.
Property and Equipment, Net
Property and equipment, net, are stated at cost. Depreciation is calculated using the straight-line method over the following useful lives:

Buildings	20 to 25 years
Computer equipment and software	3 to 6 years
Equipment, furniture and fixtures, and other	3 to 5 years
Leasehold improvements	Lesser of the lease term or the estimated useful lives of the improvements, generally 1 to 15 years

We capitalize costs associated with internal-use software development once a project has reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the software, and payroll and payroll-related expenses for employees who are directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. Once the internal-use software is ready for its intended use, the assets are depreciated on a straight-line basis over each asset’s estimated useful life, which is generally three years. The net book value of capitalized costs associated with internal-use software was $56 million and $37 million as of March 31, 2020 and 2019, respectively.

Acquisition-Related Intangibles and Other Long-Lived Assets

We recognize acquisition-related intangible assets, such as acquired developed and core technology, in connection with business combinations. We amortize the cost of acquisition-related intangible assets that have finite useful lives on a straight-line basis over the lesser of their estimated useful lives or the agreement terms, currently from one to five years. We evaluate acquisition-related intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset group. This includes assumptions about future prospects for the business that the asset relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our Consolidated Balance Sheets to reflect its estimated fair value. When we consider such assets to be impaired, the amount of impairment we recognize is measured by the amount by which the carrying amount of the asset exceeds its fair value.
Goodwill Impairment
In assessing impairment on our goodwill, we first analyze qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a goodwill impairment test. The qualitative factors we assess include long-term prospects of our performance, share price trends and market capitalization, and Company specific events. If we conclude it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, we do not need to perform an impairment test. If based on that assessment, we believe it is more likely than not that the fair value of the reporting unit is less than its carrying value we will measure goodwill for impairment by applying fair value-based tests at the reporting unit level. Reporting units are determined by the components of operating segments that constitute a business for which (1) discrete financial information is available, (2) segment management regularly reviews the operating results of that component, and (3) whether the component has dissimilar economic characteristics to other components. As of March 31, 2020, we have only one reportable segment, which represents our only operating segment.
Revenue Recognition

We adopted ASC Topic 606, Revenue From Contracts with Customers (the “New Revenue Standard” or “ASC 606”), on April 1, 2018, the beginning of fiscal year 2019, using the modified retrospective method. The comparative information for periods prior to April 1, 2018 has not been restated and continues to be reported under the accounting standards in effect for those periods.

We derive revenue principally from sales of our games, and related extra content and services that can be played by customers on a variety of platforms which include game consoles, PCs, mobile phones and tablets. Our product and service offerings include, but are not limited to, the following:

•full games with both online and offline functionality (“Games with Services”), which generally includes (1) the initial game delivered digitally or via physical disc at the time of sale and typically provide access to offline core game content (“software license”); (2) updates on a when-and-if-available basis, such as software patches or updates, and/or additional free content to be delivered in the future (“future update rights”); and (3) a hosted connection for online playability (“online hosting”);

•full games with online-only functionality which require an Internet connection to access all gameplay and functionality (“Online-Hosted Service Games”);

•extra content related to Games with Services and Online-Hosted Service Games which provides access to additional in-game content;

•subscriptions, such as Origin Access, Origin Access Premier and EA Access, that generally offers access to a selection of full games, in-game content, online services and other benefits typically for a recurring monthly or annual fee; and

•licensing to third parties to distribute and host our games and content.

We evaluate and recognize revenue by:

•identifying the contract(s) with the customer;

•identifying the performance obligations in the contract;

•determining the transaction price;

•allocating the transaction price to performance obligations in the contract; and

•recognizing revenue as each performance obligation is satisfied through the transfer of a promised good or service to a customer (i.e., “transfer of control”).

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

Extra Content. Revenue received from sales of downloadable content are derived primarily from the sale of virtual currencies and digital in-game content designed to provide value to players and to extend and enhance gameplay. Sales of extra content are accounted for in a manner consistent with the treatment for our Games with Services and Online-Hosted Service Games as discussed above, depending upon whether or not the extra content has offline functionality. That is, if the extra content has offline functionality, then the extra content is accounted for similarly to Games with Services (generally determined to have three distinct performance obligations: software license, future update rights, and the online hosting). If the extra content does not have offline functionality, then the extra content is determined to have one distinct performance obligation: the online-hosted service offering.

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

Determining the transaction price. The transaction price is determined based on the consideration that we will be entitled to receive in exchange for transferring our goods and services to the customer. Determining the transaction price often requires judgment, based on an assessment of contractual terms and business practices. It further includes review of variable consideration such as discounts, sales returns, price protection, and rebates, which is estimated at the time of the transaction. See below for additional information regarding our sales returns and price protection reserves. In addition, the transaction price does not include an estimate of the variable consideration related to sales-based royalties. Sales-based royalties are recognized as the sales occur.

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

Principal Agent Considerations

We evaluate sales to end customers of our full games and related content via third-party storefronts, including digital storefronts such as Microsoft’s Xbox Store, Sony’s PlayStation Store, Apple App Store, and Google Play Store, in order to determine whether or not we are acting as the principal in the sale to the end customer, which we consider in determining if revenue should be reported gross or net of fees retained by the third-party storefront. An entity is the principal if it controls a good or service before it is transferred to the end customer. Key indicators that we evaluate in determining gross versus net treatment include but are not limited to the following:

•the underlying contract terms and conditions between the various parties to the transaction;
•which party is primarily responsible for fulfilling the promise to provide the specified good or service to the end customer;
•which party has inventory risk before the specified good or service has been transferred to the end customer; and
•which party has discretion in establishing the price for the specified good or service.

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
Concentration of Credit Risk and Significant Customers
We extend credit to various customers. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. Although we generally do not require collateral, we perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. Invoices are aged based on contractual terms with our customers. The provision for doubtful accounts is recorded as a charge to general and administrative expense when a potential loss is identified. Losses are written off against the allowance when the receivable is determined to be uncollectible. At March 31, 2020, we had two customers who accounted for approximately 31 percent and 27 percent of our consolidated gross receivables, respectively. At March 31, 2019, we had two customers who accounted for 34 percent and 33 percent of our consolidated gross receivables, respectively.

A majority of our sales are made via digital resellers, channel and platform partners. During the fiscal years 2020, 2019, and 2018, approximately 68 percent, 65 percent, and 67 percent, respectively, of our net revenue was derived from our top ten customers and/or platform partners.

Currently, a majority of our revenue is derived through sales of products and services playable on hardware consoles from Sony and Microsoft. For the fiscal years ended March 31, 2020, 2019 and 2018, our net revenue for products and services on Sony’s PlayStation 3 and 4, and Microsoft’s Xbox 360 and One consoles (combined across all four platforms) was 67 percent, 66 percent, and 70 percent, respectively. These platform partners have significant influence over the products and services that we offer on their platforms. Our agreements with Sony and Microsoft typically give significant control to them over the approval, manufacturing and distribution of our products and services that are distributed through their platform, which could, in certain circumstances, leave us unable to get our products and services approved, manufactured or distributed to customers.
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

Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through future revenue. Any impairments or losses determined before the launch of a product are generally charged to research and development expense. Impairments or losses determined post-launch are charged to cost of revenue. We evaluate long-lived royalty-based assets for impairment using undiscounted cash flows when impairment indicators exist. If an impairment exists, then the related assets are written down to fair value. Unrecognized minimum royalty-based commitments are accounted for as executory contracts, and therefore, any losses on these commitments are recognized when the underlying intellectual property is abandoned (i.e., cease use) or the contractual rights to use the intellectual property are terminated.
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
We are also reimbursed by our vendors for certain advertising costs incurred by us that benefit our vendors. Such amounts are recognized as a reduction of marketing and sales expense if the advertising (1) is specific to the vendor, (2) represents an identifiable benefit to us, and (3) represents an incremental cost to us. Otherwise, vendor reimbursements are recognized as a reduction of the cost incurred with the same vendor. Vendor reimbursements of advertising costs of $38 million, $46 million, and $45 million reduced marketing and sales expense for the fiscal years ended March 31, 2020, 2019 and 2018, respectively. For the fiscal years ended March 31, 2020, 2019 and 2018, advertising expense, net of vendor reimbursements, totaled approximately $195 million, $271 million, and $261 million, respectively.
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
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Net foreign currency transaction gains (losses) of $11 million, $(9) million, and $18 million for the fiscal years ended March 31, 2020, 2019 and 2018, respectively, are included in interest and other income (expense), net, in our Consolidated Statements of Operations. These net foreign currency transaction gains (losses) are partially offset by net gains (losses) on our foreign currency forward contracts of $(4) million, $50 million, and $(16) million for the fiscal years ended March 31, 2020, 2019 and 2018, respectively. See Note 5 for additional information on our foreign currency forward contracts.
Income Taxes
We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statement amount and the tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.
During the fiscal year ended March 31, 2020, we completed an intra-entity sale of some of our intellectual property rights to our Swiss subsidiary, where our international business is headquartered (the “Swiss intra-entity sale”). The transaction did not result in a taxable gain. Under U.S. GAAP, any profit resulting from this intercompany transaction will be eliminated upon consolidation. However, the transaction resulted in a step-up of the Swiss tax-deductible basis in the transferred intellectual property rights and, accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights (“Swiss Deferred Tax Asset”). The Swiss Deferred Tax Asset and the one-time tax benefit was measured and will be periodically remeasured based on the Swiss tax rate in effect for the years the asset will be recovered.
During the fiscal year ended March 31, 2020, we recognized $1.840 billion of tax benefits related to the Swiss Deferred Tax Asset, which is net of the impact of a $131 million valuation allowance and a $393 million reduction due to the impact of the decision of the Ninth Circuit Court of Appeals in Altera Corp. v Commissioner (“the Altera opinion”). The Altera opinion also resulted in the recognition of a one-time charge of $80 million related to prior period U.S. uncertain tax positions during the fiscal year ended March 31, 2020. In total, during the fiscal year ended March 31, 2020, we recognized one-time tax benefits of $1.760 billion related to the $1.840 billion Swiss Deferred Tax Asset, partially offset by the $80 million one-time Altera opinion charge.
Every quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. As of March 31, 2020, we have recognized a $131 million valuation allowance related to our Swiss deferred tax assets. Our Swiss deferred tax asset realizability analysis relies upon future Swiss taxable income as the primary source of taxable income but considers all available sources of Swiss income based on the positive and negative evidence. We give more weight to evidence that can be objectively verified. However, there is significant judgment involved in estimating future Swiss taxable income over the 20-year period over which the Swiss deferred tax asset will reverse, specifically related to assumptions about expected growth rates of future Swiss taxable income, which are based primarily on third party market and industry growth data. Actual results that differ materially from those estimates could have a material impact on our valuation allowance assessment. Although objectively verifiable, Swiss interest rates have an impact on the valuation allowance and are based on published Swiss guidance. Any significant changes to such interest rates could result in a material impact to the valuation allowance. Switzerland has a seven-year carryforward period and does not permit the carry back of losses. We do not recognize any deferred taxes related to the U.S. taxes on foreign earnings as we recognize these taxes as a period cost.

Share Repurchases

Shares of our common stock repurchased pursuant to our repurchase program, if any, are retired. The purchase price of such repurchased shares of common stock is recorded as a reduction to additional paid-in capital. If the balance in additional paid-in capital is exhausted, the excess is recorded as a reduction to retained earnings.

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
Fair Value Hierarchy
The three levels of inputs that may be used to measure fair value are as follows:
•Level 1. Quoted prices in active markets for identical assets or liabilities.
•Level 2. Observable inputs other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities.
•Level 3. Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2020 and 2019, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2020	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$78	$78	$—	$—	Cash equivalents
Money market funds	1,599	1,599	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	687	—	687	—	Short-term investments and cash equivalents
U.S. Treasury securities	603	603		—	Short-term investments and cash equivalents
U.S. agency securities	8	—	8	—	Short-term investments
Commercial paper	414	—	414	—	Short-term investments and cash equivalents
Foreign government securities	42	—	42	—	Short-term investments
Asset-backed securities	269	—	269	—	Short-term investments
Certificates of deposit	56	—	56	—	Short-term investments
Foreign currency derivatives	76	—	76	—	Other current assets and other assets
Deferred compensation plan assets (a)	13	13	—	—	Other assets
Total assets at fair value	$3,845	$2,293	$1,552	$—
Liabilities
Foreign currency derivatives	$36	$—	$36	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	14	14	—	—	Other liabilities
Total liabilities at fair value	$50	$14	$36	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2019	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$23	$23	$—	$—	Cash equivalents
Money market funds	2,704	2,704	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	327	—	327	—	Short-term investments and cash equivalents
U.S. Treasury securities	294	294	—	—	Short-term investments and cash equivalents
U.S. agency securities	57	—	57	—	Short-term investments and cash equivalents
Commercial paper	233	—	233	—	Short-term investments and cash equivalents
Foreign government securities	58	—	58	—	Short-term investments and cash equivalents
Asset-backed securities	55	—	55	—	Short-term investments and cash equivalents
Certificates of deposit	2	—	2	—	Short-term investments and cash equivalents
Foreign currency derivatives	33	—	33	—	Other current assets and other assets
Deferred compensation plan assets (a)	11	11	—	—	Other assets
Total assets at fair value	$3,797	$3,032	$765	$—
Liabilities
Contingent consideration (b)	$136	$—	$—	$136	Accrued and other current liabilities
Foreign currency derivatives	16	—	16	—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	12	12	—	—	Other liabilities
Total liabilities at fair value	$164	$12	$16	$136
(a)The Deferred Compensation Plan assets consist of various mutual funds. See Note 15 for additional information regarding our Deferred Compensation Plan.
(b)The contingent consideration represented the estimated fair value of the additional variable cash consideration payable in connection with our acquisition of Respawn Entertainment, LLC (“Respawn”) that was contingent upon the achievement of certain performance milestones. At March 31, 2019, we estimated fair value using a probability-weighted income approach combined with a real options methodology, and applied a discount rate that appropriately captures the risk associated with the obligation, ranging from 2.9 percent to 3.1 percent. As of March 31, 2020, all performance milestones have been achieved and a total of $140 million in payments for performance milestones was made. See Note 7 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 for additional information regarding the Respawn acquisition.

(4)  FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of March 31, 2020 and 2019, our cash and cash equivalents were $3,768 million and $4,708 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.
Short-Term Investments
Short-term investments consisted of the following as of March 31, 2020 and 2019 (in millions):

	As of March 31, 2020				As of March 31, 2019
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$684	$1	$(4)	$681	$325	$—	$(1)	$324
U.S. Treasury securities	530	4	—	534	153	—	—	153
U.S. agency securities	8	—	—	8	44	—	—	44
Commercial paper	377	—	—	377	112	—	—	112
Foreign government securities	42	—	—	42	50	—	—	50
Asset-backed securities	273	—	(4)	269	53	—	—	53
Certificates of deposit	56	—	—	56	1	—	—	1
Short-term investments	$1,970	$5	$(8)	$1,967	$738	$—	$(1)	$737
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of March 31, 2020 and 2019 (in millions):

	As of March 31, 2020		As of March 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$1,568	$1,567	$449	$448
Due 1 year through 5 years	395	393	287	287
Due after 5 years	7	7	2	2
Short-term investments	$1,970	$1,967	$738	$737

(5)  DERIVATIVE FINANCIAL INSTRUMENTS
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
Cash Flow Hedging Activities
Certain of our forward contracts are designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, including time value, is assessed monthly using regression analysis, as well as other timing and probability criteria. To qualify for hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The derivative assets or liabilities associated with our hedging activities are recorded at fair value in other current assets/other assets, or accrued and other current liabilities/other liabilities, respectively, on our Consolidated Balance Sheets. The gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The gross amount of gains or losses resulting from changes in the fair value of these hedges is subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to net revenue or research and development expenses, in our Consolidated Statements of Operations.
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of March 31, 2020			As of March 31, 2019
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$316	$1	$19	$295	$—	$10
Forward contracts to sell	$1,371	$61	$1	$1,355	$31	$4

The effects of cash flow hedge accounting in our Consolidated Statements of Operations for the fiscal years ended March 31, 2020 and 2019 are as follows (in millions):

	Amount of Gain (Loss) Recognized in the Statements of Operations
	Year Ended March 31,
	2020		2019		2018
	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$5,537	$1,559	$4,950	$1,433	$5,150	$1,320
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$71	$(9)	$18	$(10)	$(10)	$5

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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of March 31, 2020			As of March 31, 2019
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$388	$1	$16	$449	$—	$2
Forward contracts to sell	$292	$13	$—	$394	$2	$—

The effect of foreign currency forward contracts not designated as hedging instruments in our Consolidated Statements of Operations for the fiscal years ended March 31, 2020, 2019 and 2018, was as follows (in millions):

	Amount of Gain (Loss) Recognized in the Statements of Operations
	Year Ended March 31,
	2020	2019	2018
	Interest and other income (expense), net
Total amounts presented in our Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$63	$83	$15
Gain (losses) on foreign currency forward contracts not designated as hedging instruments	$(4)	$25	$(26)

(6) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the fiscal years ended March 31, 2020, 2019 and 2018 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2017	$(3)	$32	$(48)	$(19)
Other comprehensive income (loss) before reclassifications	(9)	(126)	28	(107)
Amounts reclassified from accumulated other comprehensive income (loss)	4	5	(10)	(1)
Total other comprehensive income (loss), net of tax	(5)	(121)	18	(108)
Balances as of March 31, 2018	$(8)	$(89)	$(30)	$(127)
Cumulative-effect adjustment from the adoption of ASC 606	—	22	—	22
Cumulative-effect adjustment from the adoption of ASU 2018-02	—	1	—	1
Balances as of April 1, 2018	$(8)	$(66)	$(30)	$(104)
Other comprehensive income (loss) before reclassifications	6	96	(21)	81
Amounts reclassified from accumulated other comprehensive income (loss)	1	(8)	—	(7)
Total other comprehensive income (loss), net of tax	7	88	(21)	74
Balances as of March 31, 2019	$(1)	$22	$(51)	$(30)
Other comprehensive income (loss) before reclassifications	(1)	79	(34)	44
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	(62)	—	(64)
Total other comprehensive income (loss), net of tax	(3)	17	(34)	(20)
Balances as of March 31, 2020	$(4)	$39	$(85)	$(50)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the fiscal years ended March 31, 2020, 2019 and 2018 were as follows (in millions):

Statement of Operations Classification	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
	Year Ended March 31,
	2020	2019	2018
(Gains) losses on available-for-sale securities:
Interest and other income (expense), net	$(2)	$1	$4
Total, net of tax	(2)	1	4

(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	(71)	(18)	10
Research and development	9	10	(5)
Total, net of tax	(62)	(8)	5

(Gains) losses on foreign currency translation:
Interest and other income (expense), net	—	—	(10)
Total, net of tax	—	—	(10)

Total net (gain) loss reclassified, net of tax	$(64)	$(7)	$(1)

(7) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2020 are as follows (in millions):

	As of March 31, 2019	Activity	Effects of Foreign Currency Translation	As of March 31, 2020
Goodwill	$2,260	$—	$(7)	$2,253
Accumulated impairment	(368)	—	—	(368)
Total	$1,892	$—	$(7)	$1,885
The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2019 are as follows (in millions):

	As of March 31, 2018	Activity	Effects of Foreign Currency Translation	As of March 31, 2019
Goodwill	$2,251	$14	$(5)	$2,260
Accumulated impairment	(368)	—	—	(368)
Total	$1,883	$14	$(5)	$1,892
Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets.

Acquisition-related intangibles consisted of the following (in millions):

	As of March 31, 2020			As of March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$474	$(450)	$24	$469	$(427)	$42
Trade names and trademarks	161	(132)	29	161	(121)	40
Registered user base and other intangibles	5	(5)	—	5	(5)	—
Carrier contracts and related	85	(85)	—	85	(85)	—
In-process research and development	—	—	—	5	—	5
Total	$725	$(672)	$53	$725	$(638)	$87
Amortization of intangibles for the fiscal years ended March 31, 2020, 2019 and 2018 are classified in the Consolidated Statements of Operations as follows (in millions):

	Year Ended March 31,
	2020	2019	2018
Cost of revenue	$12	$4	$2
Operating expenses	22	23	9
Total	$34	$27	$11

There were no impairment charges for acquisition-related intangible assets during fiscal years 2020, 2019 and 2018.
Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, currently from 1 to 5 years. As of March 31, 2020 and 2019, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 2.4 and 3.2 years, respectively.
As of March 31, 2020, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Consolidated Statements of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2021	$22
2022	22
2023	9
2024 and thereafter	—
Total	$53
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

During fiscal years 2020, 2019 and 2018 we did not recognize any material losses or impairment charges on royalty-based commitments.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of March 31,
	2020	2019
Other current assets	$74	$53
Other assets	25	30
Royalty-related assets	$99	$83

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

	As of March 31,
	2020	2019
Accrued royalties	$171	$144
Other liabilities	26	51
Royalty-related liabilities	$197	$195

As of March 31, 2020, we were committed to pay approximately $665 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Consolidated Financial Statements. See Note 13 for further information on our developer and licensor commitments.

(9)  BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of March 31, 2020 and 2019 consisted of (in millions):

	As of March 31,
	2020	2019
Computer, equipment and software	$722	$710
Buildings	340	343
Leasehold improvements	161	139
Equipment, furniture and fixtures, and other	83	80
Land	65	66
Construction in progress	20	21
	1,391	1,359
Less: accumulated depreciation	(942)	(911)
Property and equipment, net	$449	$448

Depreciation expense associated with property and equipment was $120 million, $121 million and $120 million for the fiscal years ended March 31, 2020, 2019 and 2018, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities as of March 31, 2020 and 2019 consisted of (in millions):

	As of March 31,
	2020	2019
Other accrued expenses	$273	$290
Accrued compensation and benefits	326	238
Accrued royalties	171	144
Sales returns and price protection reserves	109	150
Contingent consideration	—	136
Deferred net revenue (other)	104	94
Operating lease liabilities (See Note 12)	69	—
Accrued and other current liabilities	$1,052	$1,052

Deferred net revenue (other) includes the deferral of subscription revenue, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
Deferred net revenue
Deferred net revenue as of March 31, 2020 and 2019, consisted of (in millions):

	As of March 31, 2020	As of March 31, 2019
Deferred net revenue (online-enabled games)	$945	$1,100
Deferred net revenue (other)	104	94
Deferred net revenue (noncurrent)	8	23
Total Deferred net revenue	$1,057	$1,217

During the fiscal years ended March 31, 2020 and 2019, we recognized $1,178 million and $1,054 million of revenues, respectively, that were included in the deferred revenue balance at the beginning of the period.
Remaining Performance Obligations
As of March 31, 2020, revenue allocated to remaining performance obligations consists of our deferred revenue balance of $1,057 million. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue. We expect to recognize substantially all of these balances as revenue over the next 12 months.

(10)  INCOME TAXES
The components of our income before provision for (benefit from) income taxes for the fiscal years ended March 31, 2020, 2019 and 2018 are as follows (in millions):

	Year Ended March 31,
	2020	2019	2018
Domestic	$380	$170	$440
Foreign	1,128	909	1,009
Income before provision for (benefit from) income taxes	$1,508	$1,079	$1,449

Provision for (benefit from) income taxes for the fiscal years ended March 31, 2020, 2019 and 2018 consisted of (in millions):

	Current	Deferred	Total
Year Ended March 31, 2020
Federal	$258	$(14)	$244
State	39	(2)	37
Foreign	48	(1,860)	(1,812)
	$345	$(1,876)	$(1,531)
Year Ended March 31, 2019
Federal	$29	$(18)	$11
State	5	—	5
Foreign	42	2	44
	$76	$(16)	$60
Year Ended March 31, 2018
Federal	$138	$197	$335
State	4	9	13
Foreign	61	(3)	58
	$203	$203	$406

The differences between the statutory tax rate and our effective tax rate, expressed as a percentage of income before provision for (benefit from) income taxes, for the fiscal years ended March 31, 2020, 2019 and 2018 were as follows:

	Year Ended March 31,
	2020	2019	2018
Statutory federal tax expense rate	21.0%	21.0%	31.5%
State taxes, net of federal benefit	1.0%	0.7%	0.8%
Differences between statutory rate and foreign effective tax rate	(8.4)%	(14.4)%	(19.1)%
Tax reform	—%	(0.4)%	16.2%
Excess tax benefit	(0.1)%	(1.9)%	(3.0)%
Research and development credits	(1.2)%	(2.4)%	(1.4)%
Swiss Deferred Tax Asset	(122.1)%	—%	—%
The Altera opinion	5.4%	—%	—%
Non-deductible stock-based compensation	2.3%	2.3%	2.7%
Other	0.6%	0.7%	0.3%
Effective tax rate	(101.5)%	5.6%	28.0%

Our effective tax rate and resulting provision for income taxes for the fiscal year ended March 31, 2020 were significantly impacted by the Swiss Deferred Tax Asset. During the fiscal year ended March 31, 2020, we recognized total one-time tax benefits of $1.760 billion related to the $1.840 billion Swiss Deferred Tax Asset, partially offset by the $80 million one-time Altera opinion charge.

We generated income in lower tax jurisdictions primarily related to our European, Latin American, and Asia Pacific businesses that are headquartered in Switzerland.

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

Our foreign subsidiaries will generally be subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of March 31, 2020, approximately

$4.4 billion of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions, of which approximately $2.7 billion is available for immediate repatriation without a material tax cost.
The components of net deferred tax assets, as of March 31, 2020 and 2019 consisted of (in millions):

	As of March 31,
	2020	2019
Deferred tax assets:
Accruals, reserves and other expenses	$141	$101
Tax credit carryforwards	137	140
Stock-based compensation	37	33
Net operating loss and capital loss carryforwards	195	22
Swiss intra-entity tax asset	1,818	—
Total	2,328	296
Valuation allowance	(288)	(162)
Deferred tax assets, net of valuation allowance	2,040	134
Deferred tax liabilities:
Amortization and depreciation	(85)	(28)
ASC 606 Revenue Recognition	(43)	(66)
Other	(10)	(7)
Total	(138)	(101)
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$1,902	$33

As of March 31, 2020, the ending Swiss intra-entity tax asset balance is $1.818 billion, which is net of a $393 million reduction due to the Altera opinion.

As of March 31, 2020, we maintained a total valuation allowance of $288 million related to certain U.S. state deferred tax assets, Swiss deferred tax assets, and foreign capital loss carryovers, due to uncertainty about the future realization of these assets.

Every quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. As of March 31, 2020, we have recognized a $131 million valuation allowance related to our Swiss deferred tax assets. Our Swiss deferred tax assets realizability analysis relies upon future Swiss taxable income as the primary source of taxable income but considers all available sources of Swiss income based on the positive and negative evidence. We give more weight to evidence that can be objectively verified. However, there is significant judgment involved in estimating future Swiss taxable income over the 20-year period over which the Swiss deferred tax assets will reverse, specifically related to assumptions about expected growth rates of future Swiss taxable income, which are based primarily on third party market and industry growth data. Actual results that differ materially from those estimates could have a material impact on our valuation allowance assessment. Although objectively verifiable, Swiss interest rates have an impact on the valuation allowance and are based on published Swiss guidance. Any significant changes to such interest rates could result in a material impact to the valuation allowance. Switzerland has a seven-year carryforward period and does not permit the carry back of losses. We do not recognize any deferred taxes related to the U.S. taxes on foreign earnings as we recognize these taxes as a period cost.

As of March 31, 2020, we have net operating loss carry forwards of approximately $1.5 billion of which approximately $5 million is attributable to various acquired companies. These carryforwards, if not fully realized, will begin to expire in 2027. Switzerland has a seven-year carryforward period and does not permit the carry back of losses. We also have California and Canada tax credit carryforwards of $131 million and $5 million, respectively. The California and Canada tax credit carryforwards can be carried forward indefinitely.

The total unrecognized tax benefits as of March 31, 2020, 2019 and 2018 were $983 million, $417 million and $457 million, respectively. A reconciliation of the beginning and ending balance of unrecognized tax benefits is summarized as follows (in millions):

Balance as of March 31, 2017	$389
Increases in unrecognized tax benefits related to prior year tax positions	10
Decreases in unrecognized tax benefits related to prior year tax positions	(12)
Increases in unrecognized tax benefits related to current year tax positions	75
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(7)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(2)
Changes in unrecognized tax benefits due to foreign currency translation	4
Balance as of March 31, 2018	457
Increases in unrecognized tax benefits related to prior year tax positions	—
Decreases in unrecognized tax benefits related to prior year tax positions	(41)
Increases in unrecognized tax benefits related to current year tax positions	43
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(16)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(21)
Changes in unrecognized tax benefits due to foreign currency translation	(5)
Balance as of March 31, 2019	417
Increases in unrecognized tax benefits related to prior year tax positions	111
Decreases in unrecognized tax benefits related to prior year tax positions	(4)
Increases in unrecognized tax benefits related to current year tax positions	468
Decreases in unrecognized tax benefits related to settlements with taxing authorities	—
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(5)
Changes in unrecognized tax benefits due to foreign currency translation	(4)
Balance as of March 31, 2020	$983

As of March 31, 2020, approximately $722 million of the unrecognized tax benefits would affect our effective tax rate, a portion of which would be impacted by a valuation allowance.
Interest and penalties related to estimated obligations for tax positions taken in our tax returns are recognized in income tax expense in our Consolidated Statements of Operations. The combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current other liabilities was approximately $34 million as of March 31, 2020 and $17 million as of March 31, 2019.

We file income tax returns in the United States, including various state and local jurisdictions. Our subsidiaries file tax returns in various foreign jurisdictions, including Sweden, Italy, Canada, France, Germany, Switzerland and the United Kingdom. We remain subject to income tax examination by the IRS for fiscal years after 2015. In addition, as of the period ended March 31, 2020, we remain subject to income tax examination for several other jurisdictions including in Sweden for fiscal years after 2013, Italy for fiscal years after 2015, Germany for fiscal years after 2012, France for fiscal years after 2016, the United Kingdom for fiscal years after 2017, Canada for fiscal years after 2012, and Switzerland for fiscal years after 2010.

We are also currently under income tax examination in the United States for fiscal year 2017, Germany for fiscal years 2013 through 2016, Sweden for fiscal years 2016 through 2017, and Italy for fiscal year 2016.

We are subject to income tax examinations in various jurisdictions with respect to fiscal years after 2010. The timing and potential resolution of income tax examinations is highly uncertain. While we continue to measure our uncertain tax positions, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued. A final determination of Altera is reasonably possible within the next 12 months. If the Altera opinion stands, it would result in a $541 million reduction of our gross unrecognized tax benefits; approximately $148 million of which relates to gross U.S. uncertain tax positions recognized as of March 31, 2020 and approximately $393 million of which reduced the Swiss Deferred Tax Asset recognized as of March 31, 2020.

It is also reasonably possible that an additional reduction of up to $25 million of unrecognized tax benefits may occur within the next 12 months, unrelated to the Altera opinion, a portion of which would impact our effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements and tax interpretations.

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
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of March 31, 2020	As of March 31, 2019
Senior Notes:
3.70% Senior Notes due 2021	$600	$600
4.80% Senior Notes due 2026	400	400
Total principal amount	$1,000	$1,000
Unaccreted discount	(1)	(1)
Unamortized debt issuance costs	(3)	(5)
Net carrying value of Senior Notes	$996	$994

Fair value of Senior Notes (Level 2)	$1,030	$1,039

As of March 31, 2020, the remaining life of the 2021 Notes and 2026 Notes is approximately 0.9 years and 5.9 years, respectively.

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

The credit agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a debt to EBITDA ratio. As of March 31, 2020, we were in compliance with the debt to EBITDA ratio.

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

As of March 31, 2020 and 2019, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for fiscal years 2020, 2019, and 2018 that is included in interest and other income (expense), net on our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2020	2019	2018
Amortization of debt discount	$—	$(1)	$—
Amortization of debt issuance costs	(2)	(2)	(2)
Coupon interest expense	(42)	(41)	(42)
Other interest expense	—	(1)	—
Total interest expense	$(44)	$(45)	$(44)

(12) LEASES

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

Operating lease ROU assets are amortized on a straight-line basis over the lease term and recognized as lease expense within cost of revenue or operating expenses on our Consolidated Statements of Operations. Operating lease liabilities decrease by lease payments we make over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Some of our operating leases contain lease and non-lease components. Non-lease components primarily include fixed payments for common area maintenance and utilities. We elected to account for lease and non-lease components as a single lease component. Variable lease and non-lease components are recognized on our Consolidated Statements of Operations as incurred.

The components of lease expense are as follows (in millions):

Year Ended March 31, 2020
Operating lease costs	$70
Variable lease costs	37
Short-term lease costs	14
Total lease expense	$121

Supplemental cash and noncash information related to our operating leases are as follows (in millions):

Year Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liability	$69
ROU assets obtained in exchange for new lease obligations	$52

Weighted average remaining lease term and discount rate are as follows:

At March 31, 2020
Lease term	4.5 years
Discount rate	3.2%

Operating lease ROU assets and liabilities recorded on our Consolidated Balance Sheets as of April 1, 2019 and March 31, 2020 are as follows (in millions):

	Balance at April 1, 2019	Balance as of March 31, 2020	Balance Sheet Classification
Operating lease ROU assets	$215	$193	Other assets

Operating lease liabilities	$50	$69	Accrued and other current liabilities
Noncurrent operating lease liabilities	197	155	Other liabilities
Total operating lease liabilities	$247	$224

Future minimum lease payments under operating leases as of March 31, 2020 were as follows (in millions):

Fiscal Years Ending March 31,
2021	$74
2022	58
2023	33
2024	28
2025	21
Thereafter	28
Total future lease payments	242
Less imputed interest	(18)
Total operating lease liabilities	$224

Future minimum lease payments as of March 31, 2019, prior to our adoption of the New Lease Standard, were as follows (in millions):

Fiscal Years Ending March 31,
2020	$52
2021	54
2022	44
2023	36
2024	28
Thereafter	50
Total future lease payments	$264

As of March 31, 2020, we have entered into two office leases that have not yet commenced with aggregate future lease payments of approximately $169 million. These office leases are expected to commence in fiscal year 2021 and 2023, and will have lease terms of 15 and 12 years, respectively.

(13)  COMMITMENTS AND CONTINGENCIES
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
The following table summarizes our minimum contractual obligations as of March 31, 2020 (in millions):

		Fiscal Year Ending March 31,
	Total	2021	2022	2023	2024	2025	Thereafter
Unrecognized commitments
Developer/licensor commitments	$665	$178	$248	$90	$87	$58	$4
Marketing commitments	282	95	85	39	37	26	—
Senior Notes interest	134	38	20	19	19	19	19
Operating lease imputed interest	18	6	4	3	2	1	2
Operating leases not yet commenced	169	—	—	8	12	12	137
Other purchase obligations	105	46	45	10	2	2	—
Total unrecognized commitments	1,373	363	402	169	159	118	162

Recognized commitments
Senior Notes principal and interest	1,003	603	—	—	—	—	400
Operating leases	224	68	54	30	26	20	26
Transition Tax and other taxes	66	22	24	3	4	4	9
Licensing commitments	53	26	27	—	—	—	—
Total recognized commitments	1,346	719	105	33	30	24	435

Total Commitments	$2,719	$1,082	$507	$202	$189	$142	$597
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Consolidated Financial Statements.
In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of March 31, 2020; however, certain payment obligations may be accelerated depending on the performance of our operating results. Furthermore, up to $20 million of the unrecognized amounts in the table above may be payable, at the licensor’s election, in shares of our common stock, subject to a $10 million maximum during any fiscal year. The number of shares to be issued will be based on their fair market value at the time of issuance.

In addition to what is included in the table above, as of March 31, 2020, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $352 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Legal Proceedings

We are subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our Consolidated Financial Statements.

(14)  PREFERRED STOCK
As of March 31, 2020 and 2019, we had 10 million shares of preferred stock authorized but unissued. The rights, preferences, and restrictions of the preferred stock may be designated by our Board of Directors without further action by our stockholders.

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
The estimation of the fair value of market-based restricted stock units, stock options and ESPP purchase rights is affected by assumptions regarding subjective and complex variables. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. We estimate the fair value of our stock-based awards as follows:

•Restricted Stock Units and Performance-Based Restricted Stock Units. The fair value of restricted stock units and performance-based restricted stock units (other than market-based restricted stock units) is determined based on the quoted market price of our common stock on the date of grant.

•Market-Based Restricted Stock Units. Market-based restricted stock units consist of grants of performance-based restricted stock units to certain members of executive management that vest contingent upon the achievement of pre-determined market and service conditions (referred to herein as “market-based restricted stock units”). The fair value of our market-based restricted stock units is estimated using a Monte-Carlo simulation model. Key assumptions for the Monte-Carlo simulation model are the risk-free interest rate, expected volatility, expected dividends and correlation coefficient.

•Stock Options and Employee Stock Purchase Plan. The fair value of stock options and stock purchase rights granted pursuant to our equity incentive plans and our 2000 Employee Stock Purchase Plan, as amended (“ESPP”), respectively, is estimated using the Black-Scholes valuation model based on the multiple-award valuation method. Key assumptions of the Black-Scholes valuation model are the risk-free interest rate, expected volatility, expected term and expected dividends. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option. Expected volatility is based on a combination of historical stock price volatility and implied volatility of publicly-traded options on our common stock. An expected term is estimated based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

There were an insignificant number of stock options granted during fiscal years 2020, 2019, and 2018.
The estimated assumptions used in the Black-Scholes valuation model to value our ESPP purchase rights were as follows:

	ESPP Purchase Rights
	Year Ended March 31,
	2020	2019	2018
Risk-free interest rate	1.5 - 1.9%	2.2 - 2.5%	1.1 - 2.0%
Expected volatility	23 - 37%	29 - 33%	28 - 30%
Weighted-average volatility	26%	33%	29%
Expected term	6 - 12 months	6 - 12 months	6 - 12 months
Expected dividends	None	None	None

The assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Year Ended March 31,
	2020	2019	2018
Risk-free interest rate	1.6 - 1.8%	2.6%	1.5 - 1.6%
Expected volatility	14 - 65%	16 - 47%	17 - 46%
Weighted-average volatility	29%	28%	28%
Expected dividends	None	None	None
Summary of Plans and Plan Activity
Equity Incentive Plans
At our Annual Meeting of Stockholders, held on August 8, 2019, our stockholders approved the 2019 Equity Incentive Plan (the “2019 Equity Plan”), which replaced our 2000 Equity Incentive Plan, as amended (the “2000 Equity Plan”). Our 2019 Equity Plan allows us to grant options to purchase our common stock and to grant restricted stock, restricted stock units and stock appreciation rights to our employees, officers, and directors, up to a maximum of 13.5 million shares, plus any shares authorized for grant or subject to awards under the 2000 Equity Plan that are not delivered to participants for any reason. Pursuant to the 2019 Equity Plan, incentive stock options may be granted to employees and officers and non-qualified options may be granted to employees, officers, and directors, at not less than 100 percent of the fair market value on the date of grant.
Approximately 22.4 million options or 15.7 million restricted stock units were available for grant under our 2019 Equity Plan as of March 31, 2020.
Stock Options
Options granted under the 2019 Equity Plan and the 2000 Equity Plan generally expire ten years from the date of grant. All outstanding options are fully vested and exercisable.
The following table summarizes our stock option activity for the fiscal year ended March 31, 2020:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2019	1,375	$30.63
Granted	5	97.16
Exercised	(306)	30.96
Forfeited, cancelled or expired	—	—
Outstanding as of March 31, 2020	1,074	$30.85	3.89	$69
Vested and expected to vest	1,074	$30.85	3.89	$69
Exercisable as of March 31, 2020	1,074	$30.85	3.89	$69

The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of March 31, 2020, which would have been received by the option holders had all the option holders exercised their options as of that date. The total intrinsic values of stock options exercised during fiscal years 2020, 2019, and 2018 were $22 million, $24 million and $43 million, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.

The following table summarizes outstanding and exercisable stock options as of March 31, 2020:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares (in thousands)	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Prices	Potential Dilution
$11.53 - $22.42	7	1.81	$16.80	—%
26.25 - 26.25	550	3.59	26.25	0.2%
33.60 - 37.12	517	4.23	35.92	0.2%
$11.53 - $37.12	1,074	3.89	$30.85	0.4%

Potential dilution is computed by dividing the options in the related range of exercise prices by 288 million shares of common stock, which were issued and outstanding as of March 31, 2020.
Restricted Stock Units
We grant restricted stock units under our 2019 Equity Plan to employees worldwide. Restricted stock units are unfunded, unsecured rights to receive common stock upon the satisfaction of certain vesting criteria. Upon vesting, a number of shares of common stock equivalent to the number of restricted stock units is typically issued net of required tax withholding requirements, if any. Restricted stock units are subject to forfeiture and transfer restrictions. Vesting for restricted stock units is based on the holders’ continued employment with us through each applicable vest date. If the vesting conditions are not met, unvested restricted stock units will be forfeited. Our restricted stock units generally vest over 35 months to four years.
Each restricted stock unit granted reduces the number of shares available for grant by 1.43 shares under our 2019 Equity Plan. The following table summarizes our restricted stock units activity, excluding performance-based and market-based restricted stock unit activity which is discussed below, for the fiscal year ended March 31, 2020:

	Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2019	4,960	$111.03
Granted	4,297	93.52
Vested	(2,445)	108.42
Forfeited or cancelled	(595)	106.22
Outstanding as of March 31, 2020	6,217	$100.42

The grant date fair value of restricted stock units is based on the quoted market price of our common stock on the date of grant. The weighted-average grant date fair values of restricted stock units granted during fiscal years 2020, 2019, and 2018 were $93.52, $128.76 and $110.05 respectively. The fair values of restricted stock units that vested during fiscal years 2020, 2019, and 2018 were $240 million, $300 million and $289 million, respectively.
Performance-Based Restricted Stock Units
Our performance-based restricted stock units cliff vest after a four-year performance period contingent upon the achievement of pre-determined performance-based milestones based on our non-GAAP net revenue and free cash flow as well as service conditions. If these performance-based milestones are not met but service conditions are met, the performance-based restricted stock units will not vest, in which case any compensation expense we have recognized to date will be reversed. Each quarter, we update our assessment of the probability that the non-GAAP net revenue and free cash flow performance milestones will be achieved. We amortize the fair values of performance-based restricted stock units over the requisite service period. The performance-based restricted stock units contain threshold, target and maximum milestones for each of non-GAAP net revenue and free cash flow. The number of shares of common stock to be issued at vesting will range from zero to 200 percent of the target number of performance-based restricted stock units attributable to each performance-based milestone based on the company’s performance as compared to these threshold, target and maximum performance-based milestones. Each performance-based milestone is weighted evenly where 50 percent of the total performance-based restricted stock units that vest will be determined based on non-GAAP net revenue and the other 50 percent will be determined based on free cash flow. The number of shares that vest based on each performance-based milestone is independent from the other.
The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the fiscal year ended March 31, 2020:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2019	579	$110.51
Granted	—	—
Forfeited or cancelled	—	—
Outstanding as of March 31, 2020	579	$110.51
Market-Based Restricted Stock Units
Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the market-based restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be issued at vesting will range from zero to 200 percent of the target number of market-based restricted stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period, over either a one-year, two-year cumulative, three-year cumulative period or a two-year and four-year cumulative period.

The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the year ended March 31, 2020:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2019	958	$155.64
Granted	1,313	109.04
Vested	(93)	109.05
Forfeited or cancelled	(280)	137.08
Outstanding as of March 31, 2020	1,898	$128.41
The weighted-average grant date fair values of market-based restricted stock units granted during fiscal years 2020, 2019, and 2018 were $109.04, $185.24, and $140.93, respectively. The fair values of market-based restricted stock units that vested during fiscal years 2020, 2019, and 2018 were $9 million, $54 million, and $48 million, respectively.

ESPP
Pursuant to our ESPP, eligible employees may authorize payroll deductions of between 2 percent and 10 percent of their compensation to purchase shares of common stock at 85 percent of the lower of the market price of our common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period.
The following table summarizes our ESPP activity for fiscal years ended March 31, 2020, 2019 and 2018:

	Shares Issued (in millions)	Exercise Prices for Purchase Rights	Weighted-Average Fair Values of Purchase Rights
Fiscal Year 2018	0.6	$67.56 - $99.82	$21.57
Fiscal Year 2019	0.5	$89.46 - $107.51	$31.88
Fiscal Year 2020	0.7	$74.70 - $74.89	$29.05
The fair values were estimated on the date of grant using the Black-Scholes valuation model. We issue new common stock out of the ESPP’s pool of authorized shares. As of March 31, 2020, 5.6 million shares were available for grant under our ESPP.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2020	2019	2018
Cost of revenue	$4	$4	$3
Research and development	229	184	146
Marketing and sales	37	33	32
General and administrative	77	63	61
Stock-based compensation expense	$347	$284	$242
During the fiscal years ended March 31, 2020, 2019 and 2018, we recognized $43 million, $40 million and $29 million, respectively, of deferred income tax benefit related to our stock-based compensation expense.
As of March 31, 2020, our total unrecognized compensation cost related to restricted stock units, market-based restricted stock units, and performance-based restricted stock units was $534 million and is expected to be recognized over a weighted-average service period of 1.8 years. Of the $534 million of unrecognized compensation cost, $452 million relates to restricted stock units, $75 million relates to market-based restricted stock units, and $7 million relates to performance-based restricted stock units at a 68 percent average payout. As of March 31, 2020, there were no unrecognized compensation cost related to stock options as they were fully vested.
Deferred Compensation Plan
We have a Deferred Compensation Plan (“DCP”) for the benefit of a select group of management or highly compensated employees and directors, which is unfunded and intended to be a plan that is not qualified within the meaning of section 401(a) of the Internal Revenue Code. The DCP permits the deferral of the annual base salary and/or director cash compensation up to a maximum amount. The deferrals are held in a separate trust, which has been established by us to administer the DCP. The trust is a grantor trust and the specific terms of the trust agreement provide that the assets of the trust are available to satisfy the claims of general creditors in the event of our insolvency. The assets held by the trust are classified as trading securities and are held at fair value on our Consolidated Balance Sheets. The assets and liabilities of the DCP are presented in other assets and other liabilities on our Consolidated Balance Sheets, respectively, with changes in the fair value of the assets and in the deferred compensation liability recognized as compensation expense. The estimated fair value of the assets was $13 million and $11 million as of March 31, 2020 and 2019, respectively. As of March 31, 2020 and 2019, $14 million and $12 million were recorded, respectively, to recognize undistributed deferred compensation due to employees.
401(k) Plan, Registered Retirement Savings Plan and ITP Plan
We have a 401(k) plan covering substantially all of our U.S. employees, a Registered Retirement Savings Plan covering substantially all of our Canadian employees, and an ITP pension plan covering substantially all our Swedish employees. These plans may permit us to make discretionary contributions to employees’ accounts based on our financial performance. We contributed an aggregate of $29 million, $43 million and $31 million to these plans in fiscal years 2020, 2019, and 2018, respectively.
Stock Repurchase Program

In May 2015, our Board of Directors authorized a two-year program to repurchase up to $1 billion of our common stock. We repurchased approximately 0.3 million for approximately $31 million under this program during the fiscal year ended March 31, 2018. In May 2017, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a two-year program to repurchase up to $1.2 billion of our common stock. We repurchased approximately 0.6 million and 5.0 million shares for approximately $76 million and $570 million under this program, respectively, during the fiscal years ended March 31, 2019 and 2018. In May 2018, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $2.4 billion of our common stock. We repurchased approximately 12.3 million and 10.4 million shares for approximately $1,207 million and $1,116 million under this program, respectively, during the fiscal years ended March 31, 2020 and 2019. The May 2018 program was scheduled to expire on May 31, 2020, however we completed repurchases under the May 2018 program in April 2020.
The following table summarizes total shares repurchased during fiscal years 2020, 2019, and 2018:

	May 2015 Program		May 2017 Program		May 2018 Program		Total
(In millions)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Fiscal Year 2018	0.3	$31	5.0	$570	—	$—	5.3	$601
Fiscal Year 2019	—	$—	0.6	$76	10.4	$1,116	11.0	$1,192
Fiscal Year 2020	—	$—	—	$—	12.3	$1,207	12.3	$1,207
(16)  INTEREST AND OTHER INCOME (EXPENSE), NET
Interest and other income (expense), net, for the fiscal years ended March 31, 2020, 2019 and 2018 consisted of (in millions):

	Year Ended March 31,
	2020	2019	2018
Interest expense	(44)	(45)	(44)
Interest income	100	88	50
Net gain (loss) on foreign currency transactions	11	(9)	18
Net gain (loss) on foreign currency forward contracts	(4)	50	(16)
Other income (expense), net	—	(1)	7
Interest and other income (expense), net	$63	$83	$15

(17)  EARNINGS PER SHARE
The following table summarizes the computations of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock, restricted stock units and ESPP purchase rights using the treasury stock method.

	Year Ended March 31,
(In millions, except per share amounts)	2020	2019	2018
Net income	$3,039	$1,019	$1,043
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	293	303	308
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	2	3	4
Weighted-average common stock outstanding — diluted	295	306	312
Earnings per share:
Basic	$10.37	$3.36	$3.39
Diluted	$10.30	$3.33	$3.34

For the fiscal years ended March 31, 2020 and 2019, two million restricted stock units and market-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. For the fiscal year ended March 31, 2018, an immaterial amount of restricted stock units and market-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect.

Our performance-based restricted stock units, which are considered contingently issuable shares, are also excluded from the treasury stock method computation because the related performance-based milestones were not achieved as of the end of the fiscal years ended March 31, 2020, 2019 and 2018.

(18)  SEGMENT AND REVENUE INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Our CODM currently reviews total company operating results to assess overall performance and allocate resources. As of March 31, 2020, we have only one reportable segment, which represents our only operating segment.
Information about our total net revenue by timing of recognition for the fiscal years ended March 31, 2020 and 2019 is presented below (in millions):

	Year Ended March 31,
	2020	2019
Net revenue by timing of recognition
Revenue recognized at a point in time	$2,043	$1,902
Revenue recognized over time	3,494	3,048
Net revenue	$5,537	$4,950

Generally, performance obligations that are recognized upfront upon transfer of control are classified as revenue recognized at a point in time, while performance obligations that are recognized over the Estimated Offering Period or subscription period as the services are provided are classified as revenue recognized over time.

Revenue recognized at a point in time includes revenue allocated to the software license performance obligation. This also includes revenue from the licensing of software to third-parties.

Revenue recognized over time includes service revenue allocated to the future update rights and the online hosting performance obligations. This also includes service revenue allocated to the future update rights from the licensing of software to third-parties, software that offers an online-only service such as our Ultimate Team game mode, and subscription services.

Information about our total net revenue by composition for the fiscal years ended March 31, 2020, 2019 and 2018 is presented below (in millions):

	Year Ended March 31,
	2020	2019	2018
Net revenue by composition
Full game downloads	$809	$680	$707
Live services	2,813	2,216	2,083
Mobile	692	814	660
Total Digital	4,314	3,710	3,450

Packaged goods and other	1,223	1,240	1,700
Net revenue	$5,537	$4,950	$5,150

Digital net revenue includes full game downloads, live services, and mobile revenue. Full game downloads includes revenue from digital sales of full games on console and PC. Live services includes revenue from sales of extra content for console, PC, browser games, game software licensed to our third-party publishing partners who distribute our games digitally, subscriptions, and advertising. Mobile includes revenue from the sale of full games and extra content on mobile phones and tablets.

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

Information about our total net revenue by platform for the fiscal years ended March 31, 2020, 2019 and 2018 is presented below (in millions):

	Year Ended March 31,
	2020	2019	2018
Platform net revenue
Console	$3,774	$3,333	$3,635
PC / Browser	1,017	780	827
Mobile	727	824	672
Other	19	13	16
Net revenue	$5,537	$4,950	$5,150

Information about our operations in North America and internationally for the fiscal years ended March 31, 2020, 2019 and 2018 is presented below (in millions):

	Year Ended March 31,
	2020	2019	2018
Net revenue from unaffiliated customers
North America	$2,270	$1,906	$2,090
International	3,267	3,044	3,060
Net revenue	$5,537	$4,950	$5,150

	As of March 31,
	2020	2019
Long-lived assets
North America	$375	$371
International	74	77
Total	$449	$448

We attribute net revenue from external customers to individual countries based on the location of the legal entity that sells the products and/or services. Note that revenue attributed to the legal entity that makes the sale is often not the country where the consumer resides. For example, revenue generated by our Swiss legal entity includes digital revenue from consumers who reside outside of Switzerland, including consumers who reside outside of Europe. Revenue generated by our Swiss legal entity during fiscal years 2020, 2019, and 2018 represents $2,586 million, $2,303 million and $2,272 million or 47 percent, 47 percent and 44 percent of our total net revenue, respectively. Revenue generated in the United States represents over 99 percent of our total North America net revenue. There were no other countries with net revenue greater than 10 percent.
In fiscal year 2020, our direct sales to Sony and Microsoft represented approximately 32 percent and 17 percent of total net revenue, respectively. In fiscal year 2019, our direct sales to Sony and Microsoft represented approximately 29 percent and 16 percent of total net revenue, respectively. In fiscal year 2018, our direct sales to Sony and Microsoft represented approximately 27 percent and 16 percent of total net revenue, respectively.

(19)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended						Year Ended
(In millions, except per share data)	June 30		September 30		December 31	March 31
Fiscal 2020 Consolidated
Net revenue	$1,209		$1,348		$1,593	$1,387	$5,537
Gross profit	1,022		943		1,085	1,118	4,168
Operating income	415		268		361	401	1,445
Net income	1,421	(a)	854	(a)	346	418	3,039
Common Stock
Earnings per share — Basic	$4.78		$2.89		$1.18	$1.44	$10.37
Earnings per share — Diluted	$4.75		$2.89		$1.18	$1.43	$10.30
Fiscal 2019 Consolidated
Net revenue	$1,137		$1,286		$1,289	$1,238	$4,950
Gross profit	922		868		876	962	3,628
Operating income	300		258		242	196	996
Net income	293		255		262	209	1,019
Common Stock
Earnings per share — Basic	$0.96		$0.84		$0.87	$0.70	$3.36
Earnings per share — Diluted	$0.95		$0.83		$0.86	$0.69	$3.33

(a) During the fiscal year ended March 31, 2020, we recognized total one-time tax benefits of $1.760 billion related to the $1.840 billion Swiss Deferred Tax Asset, partially offset by the $80 million one-time Altera opinion charge. Of this amount, we recognized tax benefits of $1.17 billion and $630 million, during the quarters ended June 30, 2019 and September 30, 2019, respectively. See Note 2 — Summary of Significant Accounting Policies - Income Taxes for more information on the Swiss intra-entity sale.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Electronic Arts Inc. and subsidiaries (the Company) as of March 28, 2020 and March 30, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 28, 2020, and the related notes and Schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 28, 2020 and March 30, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended March 28, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of March 31, 2019, due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, Leases. As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition as of April 1, 2018, due to the adoption of FASB ASC Topic 606, Revenue From Contracts with Customers.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the Estimated Offering Period

As discussed in Note 2 to the consolidated financial statements, revenue for transactions that include future update rights and/or online hosting performance obligations are subject to deferral and recognized over the Estimated Offering Period. Determining the Estimated Offering Period is inherently subjective because it is not an explicitly defined period. The Company’s methodology and model to determine the Estimated Offering Period considers the following inputs and assumptions:

•the average period of time customers are online,
•for physical games sold at retail, the period of time between the date a game unit is sold to a reseller and the date the reseller sells the game unit to the customer,
•known and expected online gameplay trends, and
•disclosed service periods for competitors’ games.

We identified the assessment of the Estimated Offering Period as a critical audit matter. Due to the complexity and subjectivity of the methods and assumptions used within the Company’s model, challenging auditor judgment was required to evaluate the results of the procedures performed over the Estimated Offering Period.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to determine the Estimated Offering Period, including controls over the relevance and reliability of data used to estimate the inputs and assumptions, and the Company’s review of the Estimated Offering Period concluded for use in recognizing revenue. We evaluated the method and model the Company used to develop the Estimated Offering Period against the accounting requirements and considered potential management bias in developing or applying their methodology. We computed the average period of time customers are online as well as the period of time between the date a game unit is sold to a reseller and the date the reseller sells the game unit to the customer by using the Company’s internal data. We compared the results of this computation against the periods used by the Company in their Estimated Offering Period model. We evaluated other third-party data, such as publicly available competitor data and compared it against the third-party data used by the Company in their model. We evaluated known and expected online gameplay trends and performed a sensitivity analysis of the Company’s Estimated Offering Period to assess the impact of potential changes in the Estimated Offering Period on revenue. We evaluated the overall results of the procedures performed over the Estimated Offering Period.

Evaluation of the realizability of the Swiss deferred tax assets

As discussed in Notes 2 and 10 to the consolidated financial statements, during the year ended March 28, 2020, the Company recognized $1.840 billion of deferred tax benefits related to an intra-entity sale of some of its intellectual property rights to its Swiss subsidiary, which is net of the impact of a $131 million valuation allowance and a $393 million reduction due to the Altera opinion. The Company periodically performs an analysis to determine whether it is more likely than not that all or a portion of its Swiss deferred tax assets will be realized. The Company’s realizability analysis considers whether sufficient taxable income will be generated by the Swiss subsidiary over the 20-year period over which the Swiss deferred tax assets will generally reverse. The Company determined that there is a greater than

50% likelihood that its Swiss deferred tax assets will not be fully realized. As a result, the Company reduced the Swiss deferred tax assets by a valuation allowance of approximately $131 million as of March 28, 2020.

We identified the evaluation of the realizability of the Company’s Swiss deferred tax assets as a critical audit matter. This evaluation required especially challenging auditor judgment to assess the Company’s estimated future Swiss taxable income over the 20-year period over which the Swiss deferred tax assets will generally reverse. Specifically, the Company’s assumptions of expected future growth rates of Swiss taxable income were based primarily on third-party market and industry growth data. Changes in assumptions regarding estimated future Swiss taxable income could have a significant impact on the realization of the Company’s Swiss deferred tax assets and the amount of the valuation allowance.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s income tax process over the valuation allowance, including controls over the process to develop estimates of future Swiss taxable income. We performed a sensitivity analysis of the valuation allowance to assess the impact of reasonably possible changes in expected future growth rates. We compared the Company’s estimated future Swiss taxable income to historical growth rates and other projected financial information prepared by the Company. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s benchmarking study of third-party market and industry growth data by assessing the relevance and reliability of the benchmarking data.
/s/ KPMG LLP

We have served as the Company’s auditor since 1987.
Santa Clara, California
May 20, 2020

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended March 31, 2020 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B:  Other Information
None.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance
The information required by Item 10, other than the information regarding executive officers, which is included in Part I, Item 1 of this report, is incorporated herein by reference to the information to be included in our 2020 Proxy under the heading “Board of Directors & Corporate Governance.”

Item 11:  Executive Compensation
The information required by Item 11 is incorporated herein by reference to the information to be included in the 2020 Proxy under the headings “Director Compensation and Stock Ownership Guidelines” and “Compensation Discussion and Analysis” and “Executive Compensation” and the subheadings “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference to the information to be included in the 2020 Proxy under the heading “Security Ownership of Certain Beneficial Owners and Management” and the subheading “Equity Compensation Plan Information.”

Item 13:  Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to the information to be included in the 2020 Proxy under the subheadings “Director Independence,” and “Related Person Transaction Policy.”

Item 14:  Principal Accounting Fees and Services
The information required by Item 14 is incorporated herein by reference to the information to be included in Proposal 3 of the 2020 Proxy under the subheadings “Fees of Independent Auditors” and “Pre-approval Procedures.”

PART IV
Item 15:  Exhibits and Financial Statements
(a)Documents filed as part of this report
1.   Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 39 of this report.
2.   Financial Statement Schedule: See Schedule II on Page 87 of this report.
3.   Exhibits: The exhibits listed in the accompanying index to exhibits on Page 88 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2020, 2019 and 2018
(In millions)

Allowance for Doubtful Accounts, Price Protection and Returns	Balance at Beginning of Period	Charged to Revenue, Costs and Expenses	Charged (Credited) to Other Accounts		Deductions		Balance at End of Period
Year Ended March 31, 2020	$7	(1)	—		—		$6
Year Ended March 31, 2019	$165	—	(158)	(a)	—		$7
Year Ended March 31, 2018	$145	288	35	(b)	(303)	(c)	$165

(a)Upon adoption of the New Revenue Standard, allowances for sales returns and price protection were reclassified to current liabilities as these reserve balances are considered refund liabilities. For additional information on the adoption impact, see Note 1 under the heading “Recently Adopted Accounting Standards” included in our Annual Report on Form 10-K for our fiscal year ended March 31, 2019, filed with the SEC on May 24, 2019.

(b) Primarily other reclassification adjustments and the translation effect of using the average exchange rate for expense items and the year-end exchange rate for the balance sheet item (allowance account).

(c) Primarily the utilization of returns allowance and price protection reserves.

ELECTRONIC ARTS INC.
2020 FORM 10-K ANNUAL REPORT
EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
3.01	Amended and Restated Certificate of Incorporation	8-K	000-17948	8/9/2019

3.02	Amended and Restated Bylaws	8-K	000-17948	8/9/2019

4.01	Specimen Certificate of Registrant’s Common Stock	10-Q	000-17948	2/6/2018

4.02	Description of Securities	10-K	000-17948	5/24/2019

4.03	Indenture, dated as of February 24, 2016 by and between Electronic Arts Inc. and U.S. Bank National Association, as Trustee	8-K	000-17948	2/24/2016

4.04	First Supplemental Indenture, dated as of February 24, 2016, between Electronic Arts Inc. and U.S. Bank National Association, as Trustee	8-K	000-17948	2/24/2016

10.01*	Form of Indemnity Agreement with Directors	10-K	000-17948	6/4/2004

10.02*	Electronic Arts Inc. Executive Bonus Plan	8-K	000-17948	5/18/2018

10.03*	Electronic Arts Inc. Deferred Compensation Plan	10-Q	000-17948	8/6/2007

10.04*	Electronic Arts Inc. Change in Control Plan	8-K	000-17948	5/18/2018

10.05*	First Amendment to the Electronic Arts Deferred Compensation Plan, as amended and restated	10-K	000-17948	5/22/2009

10.06*	EA Bonus Plan	8-K	000-17948	5/18/2018

10.07*	EA Bonus Plan Fiscal Year 2020 Addendum	8-K	000-17948	5/20/2019

10.08*	Form of 2018 Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/18/2018

10.09*	Form of 2019 Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/20/2019

10.10*	Form of Performance-Based Restricted Stock Unit Agreement (3-Year)				X

10.11*	Form of November 2019 Performance-Based Restricted Stock Unit Agreement (4-Year)	8-K	000-17948	11/12/2019

10.12*	Form of 2017 Performance-Based Incremental Restricted Stock Unit Agreement	8-K	000-17948	6/7/2017

10.13*	Form of Restricted Stock Unit Award Agreement for Outside Directors	10-Q	000-17948	11/7/2017

10.14*	2000 Equity Incentive Plan, as amended, and related documents	8-K	000-17948	8/1/2016

10.15*	2000 Employee Stock Purchase Plan, as amended	8-K	000-17948	8/1/2016

10.16*	2019 Equity Incentive Plan, and related documents	8-K	000-17948	8/9/2019

10.17*	Offer Letter for Employment at Electronic Arts Inc. to Andrew Wilson, dated September 15, 2013	8-K	000-17948	9/17/2013

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
10.18*	Offer Letter for Employment at Electronic Arts Inc. to Blake Jorgensen, dated July 25, 2012	8-K	000-17948	7/31/2012

10.19*	Offer Letter for Employment at Electronic Arts Inc. to Ken Moss, dated June 6, 2014	10-Q	000-17948	8/5/2014

10.20*	Offer Letter for Employment at Electronic Arts Inc. to Chris Bruzzo, dated July 21, 2014	10-Q	000-17948	11/4/2014

10.21*	Offer Letter for Employment at Electronic Arts Inc. to Mala Singh, dated August 27, 2016	10-Q	000-17948	11/8/2016

10.22**	Durango Publisher License Agreement, dated June 29, 2012, by and among Electronic Arts Inc., EA International (Studio & Publishing) Ltd., Microsoft Licensing, GP and Microsoft Corporation	10-K	000-17948	5/21/2014

10.23**
Playstation Global Developer & Publisher Agreement, dated April 1, 2018, by and among Electronic Arts Inc., EA International (Studio & Publishing) Ltd., Sony Interactive Entertainment Inc., Sony Interactive Entertainment LLC, and Sony Interactive Entertainment Europe Ltd
		10-Q	000-17948	8/8/2018

10.24	Credit Agreement, dated August 29, 2019, by and among Electronic Arts Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-17948	8/29/2019

21.1	Subsidiaries of the Registrant				X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS†	XBRL Instance Document				X

101.SCH†	XBRL Taxonomy Extension Schema Document				X

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Management contract or compensatory plan or arrangement.
**	Confidential portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment that was granted in accordance with Exchange Act Rule 24b-2.
†	Attached as Exhibit 101 to this Annual Report on Form 10-K for the year ended March 31, 2020 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income (Loss), (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC ARTS INC.
By:	/s/ Andrew Wilson
Andrew Wilson
Chief Executive Officer
Date: May 20, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 20th of May 2020.

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