Form 10-Q
period 2020-06-30
ELECTRONIC ARTS INC.
filed 2020-08-10
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
As of August 5, 2020, there were 288,796,815 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2020

PART I – FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	June 30, 2020	March 31, 2020 (a)
ASSETS
Current assets:
Cash and cash equivalents	$4,013	$3,768
Short-term investments	1,947	1,967
Receivables, net	507	461
Other current assets	223	321
Total current assets	6,690	6,517
Property and equipment, net	450	449
Goodwill	1,889	1,885
Acquisition-related intangibles, net	48	53
Deferred income taxes, net	1,894	1,903
Other assets	313	305
TOTAL ASSETS	$11,284	$11,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51	$68
Accrued and other current liabilities	1,040	1,052
Deferred net revenue (online-enabled games)	878	945
Senior notes, current, net	599	599
Total current liabilities	2,568	2,664
Senior notes, net	397	397
Income tax obligations	312	373
Deferred income taxes, net	1	1
Other liabilities	224	216
Total liabilities	3,502	3,651
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 289 and 288 shares issued and outstanding, respectively	3	3
Additional paid-in capital	—	—
Retained earnings	7,831	7,508
Accumulated other comprehensive loss	(52)	(50)
Total stockholders’ equity	7,782	7,461
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,284	$11,112

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended June 30,
(In millions, except per share data)	2020	2019
Net revenue	$1,459	$1,209
Cost of revenue	288	187
Gross profit	1,171	1,022
Operating expenses:
Research and development	438	381
Marketing and sales	121	110
General and administrative	136	110
Acquisition-related contingent consideration	—	1
Amortization of intangibles	5	5
Total operating expenses	700	607
Operating income	471	415
Interest and other income (expense), net	(3)	21
Income before provision for (benefit from) income taxes	468	436
Provision for (benefit from) income taxes	103	(985)
Net income	$365	$1,421
Earnings per share:
Basic	$1.27	$4.78
Diluted	$1.25	$4.75
Number of shares used in computation:
Basic	288	297
Diluted	292	299

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended June 30,
(In millions)	2020	2019
Net income	$365	$1,421
Other comprehensive income (loss), net of tax:
Net gains on available-for-sale securities	11	3
Net gains (losses) on derivative instruments	(37)	9
Foreign currency translation adjustments	24	1
Total other comprehensive income (loss), net of tax	(2)	13
Total comprehensive income	$363	$1,434

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except per share data)	Shares	Amount
Balances as of March 31, 2020	288,413	$3	$—	$7,508	$(50)	$7,461
Total comprehensive income	—	—	—	365	(2)	363
Stock-based compensation	—	—	102	—	—	102
Issuance of common stock	1,088	—	(66)	—	—	(66)
Repurchase and retirement of common stock	(747)	—	(36)	(42)	—	(78)
Balances as of June 30, 2020	288,754	$3	$—	$7,831	$(52)	$7,782

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except per share data)	Shares	Amount
Balances as of March 31, 2019	298,107	$3	$—	$5,358	$(30)	$5,331
Total comprehensive income	—	—	—	1,421	13	1,434
Stock-based compensation	—	—	73	—	—	73
Issuance of common stock	985	—	(48)	—	—	(48)
Repurchase and retirement of common stock	(3,205)	—	(25)	(280)	—	(305)
Balances as of June 30, 2019	295,887	$3	$—	$6,499	$(17)	$6,485

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three Months Ended June 30,
(In millions)	2020	2019
OPERATING ACTIVITIES
Net income	$365	$1,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	37	37
Stock-based compensation	102	73
Change in assets and liabilities:
Receivables, net	(44)	294
Other assets	44	24
Accounts payable	(3)	(40)
Accrued and other liabilities	(66)	(56)
Deferred income taxes, net	10	(1,174)
Deferred net revenue (online-enabled games)	(67)	(421)
Net cash provided by operating activities	378	158
INVESTING ACTIVITIES
Capital expenditures	(38)	(45)
Proceeds from maturities and sales of short-term investments	694	358
Purchase of short-term investments	(664)	(1,263)
Net cash used in investing activities	(8)	(950)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	3	3
Cash paid to taxing authorities for shares withheld from employees	(69)	(51)
Repurchase and retirement of common stock	(78)	(305)
Acquisition-related contingent consideration payment	—	(32)
Net cash used in financing activities	(144)	(385)
Effect of foreign exchange on cash and cash equivalents	19	2
Increase (decrease) in cash and cash equivalents	245	(1,175)
Beginning cash and cash equivalents	3,768	4,708
Ending cash and cash equivalents	$4,013	$3,533
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$33	$12
Non-cash investing activities:
Change in accrued capital expenditures	$(14)	$(18)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Electronic Arts is a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and services that can be played and watched on game consoles, PCs, mobile phones and tablets. We believe that the breadth and depth of our portfolio, live services offerings, and our use of multiple business models and distribution channels provide us with strategic advantages. Our foundation is a collection of intellectual property from which we create innovative games and content that enables us to build on-going and meaningful relationships with a community of players, creators and viewers. Our portfolio includes brands that we either wholly own (such as Battlefield, The Sims, Apex Legends, Need for Speed and Plants vs. Zombies) or license from others (such as FIFA, Madden NFL and Star Wars). We also offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated outside of the sale of our base games. And we are focused on reaching more players whenever and wherever they want to play. We believe that we can add value to our network by making it easier for players to connect to a world of play by offering choice of business model, distribution channel and device.
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2021 contains 53 weeks and ends on April 3, 2021. Our results of operations for the fiscal year ended March 31, 2020 contained 52 weeks and ended on March 28, 2020. Our results of operations for the three months ended June 30, 2020 contained 14 weeks and ended on July 4, 2020. Our results of operations for the three months ended June 30, 2019 contained 13 weeks and ended on June 29, 2019. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, as filed with the United States Securities and Exchange Commission (“SEC”) on May 20, 2020.
Reclassifications
As our business has evolved and management focuses less on the differentiation between our packaged goods business and our digital business and more on our full game sales and live services that extend and enhance gameplay, we have updated our presentation of net revenue by composition to align with this management view. Certain prior year amounts were reclassified to conform to current year presentation.
Recently Adopted Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The update changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This update replaces the existing incurred loss impairment model with an expected loss model. It also requires credit losses related to available-for-sale debt securities to be recognized as an allowance for credit losses rather than as a reduction to the carrying value of the securities. We adopted ASU 2016-13 in the first quarter of fiscal year 2021. The adoption did not have a material impact on our Condensed Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This update eliminates, adds, and modifies certain fair value measurement disclosure requirements. We adopted ASU 2018-13 in the first quarter of fiscal year 2021. The adoption did not have an impact on our Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This update requires a customer in a cloud computing service arrangement to follow the internal-use software guidance in order to determine which implementation costs to defer and recognize as an asset. We adopted ASU 2018-15 in the first quarter of fiscal year 2021. The adoption did not have a material impact on our Condensed Consolidated Financial Statements.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2020 and March 31, 2020, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of June 30, 2020	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$105	$105	$—	$—	Cash equivalents
Money market funds	1,840	1,840	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	545	—	545	—	Short-term investments and cash equivalents
U.S. Treasury securities	720	720	—	—	Short-term investments
U.S. agency securities	18	—	18	—	Short-term investments and cash equivalents
Commercial paper	362	—	362	—	Short-term investments and cash equivalents
Foreign government securities	33	—	33	—	Short-term investments
Asset-backed securities	254	—	254	—	Short-term investments and cash equivalents
Certificates of deposit	63	—	63	—	Short-term investments
Foreign currency derivatives	23	—	23	—	Other current assets and other assets
Deferred compensation plan assets (a)	15	15	—	—	Other assets
Total assets at fair value	$3,978	$2,680	$1,298	$—
Liabilities
Foreign currency derivatives	$23	$—	$23	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	16	16	—	—	Other liabilities
Total liabilities at fair value	$39	$16	$23	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2020	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$78	$78	$—	$—	Cash equivalents
Money market funds	1,599	1,599	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	687	—	687	—	Short-term investments and cash equivalents
U.S. Treasury securities	603	603	—	—	Short-term investments and cash equivalents
U.S. agency securities	8	—	8	—	Short-term investments
Commercial paper	414	—	414	—	Short-term investments and cash equivalents
Foreign government securities	42	—	42	—	Short-term investments
Asset-backed securities	269	—	269	—	Short-term investments
Certificates of deposit	56	—	56	—	Short-term investments
Foreign currency derivatives	76	—	76	—	Other current assets and other assets
Deferred compensation plan assets (a)	13	13	—	—	Other assets
Total assets at fair value	$3,845	$2,293	$1,552	$—
Liabilities
Foreign currency derivatives	$36	$—	$36	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	14	14	—	—	Other liabilities
Total liabilities at fair value	$50	$14	$36	$—

(a)The Deferred Compensation Plan assets consist of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, for additional information regarding our Deferred Compensation Plan.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of June 30, 2020 and March 31, 2020, our cash and cash equivalents were $4,013 million and $3,768 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.
Short-Term Investments
Short-term investments consisted of the following as of June 30, 2020 and March 31, 2020 (in millions):

	As of June 30, 2020				As of March 31, 2020
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$534	$3	$—	$537	$684	$1	$(4)	$681
U.S. Treasury securities	717	3	—	720	530	4	—	534
U.S. agency securities	8	—	—	8	8	—	—	8
Commercial paper	334	—	—	334	377	—	—	377
Foreign government securities	33	—	—	33	42	—	—	42
Asset-backed securities	250	2	—	252	273	—	(4)	269
Certificates of deposit	63	—	—	63	56	—	—	56
Short-term investments	$1,939	$8	$—	$1,947	$1,970	$5	$(8)	$1,967

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of June 30, 2020 and March 31, 2020 (in millions):

	As of June 30, 2020		As of March 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$1,591	$1,595	$1,568	$1,567
Due 1 year through 5 years	342	346	395	393
Due after 5 years	6	6	7	7
Short-term investments	$1,939	$1,947	$1,970	$1,967

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of June 30, 2020			As of March 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$217	$6	$3	$316	$1	$19
Forward contracts to sell	$1,238	$16	$18	$1,371	$61	$1

The effects of cash flow hedge accounting in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2020 and 2019 are as follows (in millions):

	Three Months Ended June 30,
	2020		2019
	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,459	$438	$1,209	$381
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$11	$(6)	$16	$(6)
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of June 30, 2020			As of March 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$351	$1	$1	$388	$1	$16
Forward contracts to sell	$422	$—	$1	$292	$13	$—
The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2020 and 2019 was as follows (in millions):

	Three Months Ended June 30,
	2020	2019
	Interest and other income (expense), net
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$(3)	$21
Gain (losses) on foreign currency forward contracts not designated as hedging instruments	$(4)	$(4)

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended June 30, 2020 and 2019 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2020	$(4)	$39	$(85)	$(50)
Other comprehensive income (loss) before reclassifications	11	(32)	24	3
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5)	—	(5)
Total other comprehensive income (loss), net of tax	11	(37)	24	(2)
Balances as of June 30, 2020	$7	$2	$(61)	$(52)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2019	$(1)	$22	$(51)	$(30)
Other comprehensive income (loss) before reclassifications	3	19	1	23
Amounts reclassified from accumulated other comprehensive income (loss)	—	(10)	—	(10)
Total other comprehensive income (loss), net of tax	3	9	1	13
Balances as of June 30, 2019	$2	$31	$(50)	$(17)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2020 and 2019 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$(11)	$(16)
Research and development	6	6
Total net (gain) loss reclassified, net of tax	$(5)	$(10)

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET

The changes in the carrying amount of goodwill for the three months ended June 30, 2020 are as follows (in millions):

	As of March 31, 2020	Activity	Effects of Foreign Currency Translation	As of June 30, 2020
Goodwill	$2,253	$—	$4	$2,257
Accumulated impairment	(368)	—	—	(368)
Total	$1,885	$—	$4	$1,889
Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets.

Acquisition-related intangibles consisted of the following (in millions):

	As of June 30, 2020			As of March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$474	$(453)	$21	$474	$(450)	$24
Trade names and trademarks	161	(134)	27	161	(132)	29
Registered user base and other intangibles	5	(5)	—	5	(5)	—
Carrier contracts and related	85	(85)	—	85	(85)	—
Total	$725	$(677)	$48	$725	$(672)	$53
Amortization of intangibles for the three months ended June 30, 2020 and 2019 are classified in the Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months Ended June 30,
	2020	2019
Cost of revenue	$—	$2
Operating expenses	5	5
Total	$5	$7
Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, currently from 1 to 5 years. As of June 30, 2020 and March 31, 2020, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 2.2 and 2.4 years, respectively.
As of June 30, 2020, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Condensed Consolidated Statements of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2021 (remaining nine months)	$17
2022	22
2023	9
2024 and thereafter	—
Total	$48

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
During the three months ended June 30, 2020 and 2019, we did not recognize any material losses or impairment charges on royalty-based commitments.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of June 30, 2020	As of March 31, 2020
Other current assets	$29	$74
Other assets	24	25
Royalty-related assets	$53	$99

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

	As of June 30, 2020	As of March 31, 2020
Accrued royalties	$159	$171
Other liabilities	19	26
Royalty-related liabilities	$178	$197
As of June 30, 2020, we were committed to pay approximately $1,840 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 11 for further information on our developer and licensor commitments.

(8) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of June 30, 2020 and March 31, 2020 consisted of (in millions):

	As of June 30, 2020	As of March 31, 2020
Computer, equipment and software	$762	$722
Buildings	348	340
Leasehold improvements	165	161
Equipment, furniture and fixtures, and other	86	83
Land	66	65
Construction in progress	6	20
	1,433	1,391
Less: accumulated depreciation	(983)	(942)
Property and equipment, net	$450	$449
During the three months ended June 30, 2020 and 2019, depreciation expense associated with property and equipment was $31 million and $30 million, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of June 30, 2020 and March 31, 2020 consisted of (in millions):

	As of June 30, 2020	As of March 31, 2020
Other accrued expenses	$192	$242
Accrued compensation and benefits	273	326
Taxes payable	148	31
Accrued royalties	159	171
Sales returns and price protection reserves	79	109
Deferred net revenue (other)	114	104
Operating lease liabilities	75	69
Accrued and other current liabilities	$1,040	$1,052
Deferred net revenue (other) includes the deferral of subscription revenue, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.

Deferred net revenue
Deferred net revenue as of June 30, 2020 and March 31, 2020 consisted of (in millions):

	As of June 30, 2020	As of March 31, 2020
Deferred net revenue (online-enabled games)	$878	$945
Deferred net revenue (other)	114	104
Deferred net revenue (noncurrent)	11	8
Total Deferred net revenue	$1,003	$1,057
During the three months ended June 30, 2020 and 2019, we recognized $742 million and $797 million of revenue, respectively, that were included in the deferred net revenue balance at the beginning of the period.
Remaining Performance Obligations
As of June 30, 2020, revenue allocated to remaining performance obligations consists of our deferred revenue balance of $1,003 million. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue. We expect to recognize substantially all of these balances as revenue over the next 12 months.

(9) INCOME TAXES
The provision for income taxes for the three months ended June 30, 2020 is based on our projected annual effective tax rate for fiscal year 2021, adjusted for specific items that are required to be recognized in the period in which they are incurred.
Our effective tax rates for the three months ended June 30, 2020 was 22 percent, as compared to negative 226 percent, for the same period in fiscal year 2020. During the three months ended June 30, 2019, we completed an intra-entity sale of some of our intellectual property rights to our Swiss subsidiary, where our international business is headquartered (the “Swiss intra-entity sale”), resulting in the recognition of a $1.17 billion net Swiss deferred tax asset, which will reverse over a 20-year period. In addition, the opinion of the Ninth Circuit Court of Appeals in Altera Corp. v Commissioner (the “Altera opinion”) resulted in the recognition of $90 million of unrecognized tax benefits related to U.S. uncertain tax positions during the three months ended June 30, 2019. Excluding the Swiss intra-entity sale and Altera opinion, the effective tax rate for the three months ended June 30, 2019 would have been 22 percent.
When compared to the statutory rate of 21 percent, the effective tax rate for the three months ended June 30, 2020 was slightly higher primarily due to the recognition of the current year Swiss deferred tax asset reversal and U.S. taxes on foreign earnings.
We are subject to income tax examinations in various jurisdictions with respect to fiscal years after 2010. The timing and potential resolution of income tax examinations is highly uncertain. The total unrecognized tax benefits as of June 30, 2020 were $660 million:

Balance as of March 31, 2020	$983
Increases in unrecognized tax benefits related to prior year tax positions	—
Decreases in unrecognized tax benefits related to prior year tax positions	(344)
Increases in unrecognized tax benefits related to current year tax positions	18
Decreases in unrecognized tax benefits related to settlements with taxing authorities	—
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	—
Changes in unrecognized tax benefits due to foreign currency translation	3
Balance as of June 30, 2020	$660

While we continue to measure our uncertain tax positions, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued. In the period ended June 30, 2020, the Supreme Court of the United States denied Altera’s appeal of the Altera opinion, resulting in a partial decrease of our unrecognized tax benefits, as well as a reclassification of approximately $80 million of non-current payable to current payable. A complete resolution and settlement of the matters underlying the Altera opinion is reasonably possible within the next 12 months, which would result in an additional reduction of our gross unrecognized tax benefits. However, it is uncertain whether a complete resolution and settlement of such matters would also result in resolution of all related and unrelated U.S. positions for all applicable years. Therefore, it is not possible to provide a range of potential outcomes associated with a reversal of our gross unrecognized tax benefits.
Our foreign subsidiaries will generally be subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of June 30, 2020, approximately $3.2 billion of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions, of which approximately $1.2 billion is available for immediate repatriation without a material tax cost.
Every quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. As of June 30, 2020, we have recognized a $131 million valuation allowance related to our Swiss deferred tax assets, which represents no change from the period ended March 31, 2020.

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
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of June 30, 2020	As of March 31, 2020
Senior Notes:
3.70% Senior Notes due 2021	$600	$600
4.80% Senior Notes due 2026	400	400
Total principal amount	$1,000	$1,000
Unaccreted discount	(1)	(1)
Unamortized debt issuance costs	(3)	(3)
Net carrying value of Senior Notes	$996	$996

Fair value of Senior Notes (Level 2)	$1,091	$1,030
As of June 30, 2020, the remaining life of the 2021 Notes and 2026 Notes is approximately 0.7 years and 5.7 years, respectively.
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
The credit agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a debt to EBITDA ratio. As of June 30, 2020, we were in compliance with the debt to EBITDA ratio.
As of June 30, 2020, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for the three months ended June 30, 2020 and 2019 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,
	2020	2019
Amortization of debt issuance costs	$(1)	$(1)
Coupon interest expense	(10)	(10)
Total interest expense	$(11)	$(11)

(11) COMMITMENTS AND CONTINGENCIES
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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include, but are not limited to: FIFA (Fédération Internationale de Football Association), FIFPRO Foundation, FAPL (Football Association Premier League Limited), DFL Deutsche Fußball Liga E.V. (German Soccer League), and Liga Nacional De Futbol Profesional (professional soccer); National Basketball Association and National Basketball Players Association (professional basketball); National Hockey League and NHL Players’ Association (professional hockey); National Football League Properties and PLAYERS Inc. (professional football); William Morris Endeavor Entertainment LLC (professional mixed martial arts); ESPN (content in EA SPORTS games); Disney Interactive (Star Wars); and Fox Digital Entertainment, Inc. (The Simpsons). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.
The following table summarizes our minimum contractual obligations as of June 30, 2020 (in millions):

		Fiscal Years Ending March 31,
		2021
		(Remaining
	Total	nine mos.)	2022	2023	2024	2025	2026	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,840	$212	$329	$305	$298	$308	$261	$127
Marketing commitments	705	121	136	117	116	105	78	32
Senior Notes interest	124	28	20	19	19	19	19	—
Operating lease imputed interest	19	5	5	3	2	2	1	1
Operating leases not yet commenced (a)	175	—	—	8	12	13	13	129
Other purchase obligations	152	53	65	21	5	4	4	—
Total unrecognized commitments	3,015	419	555	473	452	451	376	289

Recognized commitments
Senior Notes principal and interest	1,014	614	—	—	—	—	400	—
Operating leases	238	58	61	34	30	23	17	15
Transition Tax and other taxes	66	22	24	3	4	6	7	—
Licensing commitments	47	20	27	—	—	—	—	—
Total recognized commitments	1,365	714	112	37	34	29	424	15

Total Commitments	$4,380	$1,133	$667	$510	$486	$480	$800	$304

(a)As of June 30, 2020, we have entered into two office leases that have not yet commenced with aggregate future lease payments of approximately $175 million. These office leases are expected to commence in fiscal year 2021 and 2022, and will have lease terms of 15 and 12 years, respectively.

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of June 30, 2020; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above, as of June 30, 2020, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $291 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
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
There were no ESPP shares issued during the three months ended June 30, 2020 and 2019. There were an insignificant number of stock options granted during the three months ended June 30, 2020 and 2019.

The assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Three Months Ended June 30,
	2020	2019
Risk-free interest rate	0.2%	1.8%
Expected volatility	23 - 63%	15 - 61%
Weighted-average volatility	37%	29%
Expected dividends	None	None
Stock Options
The following table summarizes our stock option activity for the three months ended June 30, 2020:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2020	1,074	$30.85
Granted	1	113.27
Exercised	(81)	31.88
Forfeited, cancelled or expired	—	—
Outstanding as of June 30, 2020	994	$30.85	3.64	$102
Vested and expected to vest	994	$30.85	3.64	$102
Exercisable as of June 30, 2020	994	$30.85	3.64	$102
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of June 30, 2020, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Units
The following table summarizes our restricted stock unit activity for the three months ended June 30, 2020:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2020	6,217	$100.42
Granted	2,556	125.26
Vested	(1,431)	103.79
Forfeited or cancelled	(84)	103.75
Outstanding as of June 30, 2020	7,258	$108.47

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
The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the three months ended June 30, 2020:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2020	579	$110.51
Granted	—	—
Forfeited or cancelled	—	—
Outstanding as of June 30, 2020	579	$110.51
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
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the three months ended June 30, 2020:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2020	1,898	$128.41
Granted	874	145.78
Vested	(157)	113.72
Forfeited or cancelled	(378)	137.88
Outstanding as of June 30, 2020	2,237	$134.62

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,
	2020	2019
Cost of revenue	$1	$1
Research and development	66	49
Marketing and sales	11	7
General and administrative	24	16
Stock-based compensation expense	$102	$73
During the three months ended June 30, 2020 and 2019, we recognized $22 million and $6 million, respectively, of deferred income tax benefit related to our stock-based compensation expense.
As of June 30, 2020, our total unrecognized compensation cost related to restricted stock units, market-based restricted stock units, and performance-based restricted stock units was $816 million and is expected to be recognized over a weighted-average service period of 2.1 years. Of the $816 million of unrecognized compensation cost, $683 million relates to restricted stock units, $127 million relates to market-based restricted stock units, and $6 million relates to performance-based restricted stock units at an 86 percent average payout.
Stock Repurchase Program
In May 2018, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $2.4 billion of our common stock. During the three months ended June 30, 2020 and 2019, we repurchased approximately 0.7 million and 3.2 million shares for approximately $78 million and $305 million, respectively. Repurchases under the May 2018 program are completed.
The following table summarizes total shares repurchased during the three months ended June 30, 2020 and 2019:

(In millions)	Shares	Amount
Three months ended June 30, 2020	0.7	$78
Three months ended June 30, 2019	3.2	$305

(13) EARNINGS PER SHARE
The following table summarizes the computations of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock, restricted stock units, and ESPP purchase rights using the treasury stock method.

	Three Months Ended June 30,
(In millions, except per share amounts)	2020	2019
Net income	$365	$1,421
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	288	297
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	4	2
Weighted-average common stock outstanding — diluted	292	299
Earnings per share:
Basic	$1.27	$4.78
Diluted	$1.25	$4.75
For the three months ended June 30, 2020 and 2019, one million and two million of restricted stock units and market-based restricted stock units were excluded from the treasury stock method computation of diluted shares, respectively, as their inclusion would have had an antidilutive effect.
Our performance-based restricted stock units, which are considered contingently issuable shares, are also excluded from the treasury stock method computation because the related performance-based milestones were not achieved as of the end of the three months ended June 30, 2020.

(14) SEGMENT AND REVENUE INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Our CODM currently reviews total company operating results to assess overall performance and allocate resources. As of June 30, 2020, we have only one reportable segment, which represents our only operating segment.
Information about our total net revenue by timing of recognition for the three months ended June 30, 2020 and 2019 is presented below (in millions):

	Three Months Ended June 30,
	2020	2019
Net revenue by timing of recognition
Revenue recognized at a point in time	$442	$248
Revenue recognized over time	1,017	961
Net revenue	$1,459	$1,209
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

Revenue recognized over time includes service revenue allocated to the future update rights and the online hosting performance obligations. This also includes service revenue allocated to the future update rights from the licensing of software to third-parties, online-only software services such as our Ultimate Team game mode, and subscription services.
Information about our total net revenue by composition for the three months ended June 30, 2020 and 2019 is presented below (in millions):

	Three Months Ended June 30,
	2020	2019
Net revenue by composition
Full game downloads	$223	$133
Packaged goods	136	129
Full game	359	262

Live services and other	1,100	947
Net revenue	$1,459	$1,209
Full game net revenue includes full game downloads and packaged goods. Full game downloads includes revenue from digital sales of full games on console, PC, and mobile. Packaged goods includes revenue from software that is sold physically. This includes (1) net revenue from game software sold physically through traditional channels such as brick and mortar retailers, and (2) software licensing revenue from third parties (for example, makers of console platforms, personal computers or computer accessories) who include certain of our full games for sale with their products (for example, OEM bundles).
Live services and other net revenue includes revenue from sales of extra content for console, PC and mobile games, licensing revenue from third-party publishing partners who distribute our games digitally, subscriptions, advertising, and non-software licensing.
Information about our total net revenue by platform for the three months ended June 30, 2020 and 2019 is presented below (in millions):

	Three Months Ended June 30,
	2020	2019
Platform net revenue
Console	$932	$760
PC and other	325	253
Mobile	202	196
Net revenue	$1,459	$1,209
Information about our operations in North America and internationally for the three months ended June 30, 2020 and 2019 is presented below (in millions):

	Three Months Ended June 30,
	2020	2019
Net revenue from unaffiliated customers
North America	$627	$490
International	832	719
Net revenue	$1,459	$1,209

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Electronic Arts, Inc. and subsidiaries (the Company) as of July 4, 2020, the related condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended July 4, 2020 and June 29, 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of March 28, 2020, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 20, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 28, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
(Signed) KPMG LLP
Santa Clara, California
August 7, 2020

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate”, “plan”, “predict”, “seek”, “goal”, “will”, “may”, “likely”, “should”, “could” (and the negative of any of these terms), “future” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, projections of markets relevant to our business, uncertain events and assumptions and other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements consist of, among other things, statements related to the impact of the COVID-19 pandemic to our business, industry prospects, our future financial performance, and our business plans and objectives, and may include certain assumptions that underlie the forward-looking statements. These forward-looking statements are not guarantees of future performance and reflect management’s current expectations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that might cause or contribute to such differences include those discussed in Part II, Item 1A of this Quarterly Report under the heading “Risk Factors” in, as well as in other documents we have filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2020. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended June 30, 2020, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 as filed with the SEC on May 20, 2020 and in other documents we have filed with the SEC.
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

Financial Results
Our key financial results for our fiscal quarter ended June 30, 2020 were as follows:
•Total net revenue was $1,459 million, up 21 percent year-over-year. On a constant currency basis, we estimate total net revenue would have been $1,496 million, up 24 percent year-over-year.
•Live services and other net revenue was $1,100 million, up 16 percent year-over-year.
•Gross margin was 80.3 percent, down 4.2 percentage points year-over-year.
•Operating expenses were $700 million, up 15 percent year-over-year. On a constant currency basis, we estimate that operating expenses would have been $709 million, up 17 percent year-over-year.
•Operating income was $471 million, up 13 percent year-over-year.
•Net income was $365 million, down 74 percent year-over-year. Net income for the three months ended June 30, 2019 was $1,421 million and included a one-time net tax benefit of $1,080 million.
•Diluted earnings per share was $1.25, down 74 percent year-over-year driven by the one-time net tax benefit included in net income for the three months ended June 30, 2019.
•Operating cash flow was $378 million, up 139 percent year-over-year.
•Total cash, cash equivalents and short-term investments were $5,960 million.
•We repurchased 0.7 million shares of our common stock for $78 million.
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
Our People: The wellbeing of our people is our top priority, and to keep everyone as safe as possible, the vast majority of our workforce will be working from home at least through the remainder of 2020. We are offering support and resources to our people, including quarterly payments to assist with work from home costs and care needs, a pandemic care leave program, and additional services for mental and physical health. We have developed a detailed protocol for how we will evaluate the readiness to return to work for each of our offices around the world, accounting for guidance from health authorities and government, the comfort level of our employees, and preparation of our facilities for continued physical distancing.
Our Business: With more people staying home, we have seen growth in our business and across the industry. In our first quarter of fiscal 2021, engagement was exceptionally strong across our portfolio. We launched new games, grew our live services, increased our volume of esports broadcast content and new players joined our network. This drove first quarter financial results above our expectations, with operating cash flow and net bookings both setting new records for a fiscal first quarter.
Future Outlook: The full extent of the impact of the COVID-19 pandemic to our business, operations and financial results will depend on numerous evolving factors that we may not be able to predict. For example, we do not know how our products and services will be impacted as the response to the COVID-19 pandemic evolves. Engagement and net bookings could subside. In addition, we have not launched a major title in the current environment and consumer buying patterns for new titles are difficult to predict. Additional factors that could impact our business – particularly if stay-at-home orders are in place for the longer term or a second wave of stay-at-home orders is necessary – include: macroeconomic challenges that impact consumer demand, our ability to deliver new games and services in a distributed work environment, impacts to our key business partners, foreign exchange rate fluctuations, and other factors included in Part II, Item 1A of this Quarterly Report under the heading “Risk Factors”.

Live Services Business. We offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated outside of the sale of our base games. Our net revenue attributable to live services and other was $3,803 million, $3,238 million and $3,053 million for the trailing twelve months ended June 30, 2020, 2019, and 2018, respectively, and we expect that live services net revenue will continue to be material to our business. Within live services and other, net revenue attributable to extra content was $2,980 million, $2,479 million and $2,170 million for the trailing twelve months ended June 30, 2020, 2019, and 2018, respectively. Extra content net revenue has increased as players engage with our games and services over longer periods of time, and purchase additional content designed to provide value to players and extend and enhance gameplay. Our most popular live service is the extra content purchased for the Ultimate Team mode associated with our sports franchises. Ultimate Team allows players to collect current and former professional players in order to build and compete as a personalized team. Net revenue from extra content sales for Ultimate Team was $1,491 million, $1,369 million and $1,180 million during fiscal years 2020, 2019 and 2018, respectively, a substantial portion of which was derived from FIFA Ultimate Team.
Digital Delivery of Games. In our industry, players increasingly purchase games digitally as opposed to purchasing physical discs. While this trend, as applied to our business, may not be linear because of product mix during a fiscal year, consumer buying patterns and other factors, over time we expect players to purchase an increasingly higher proportion of our games digitally; therefore we expect net revenue attributable to digital full game downloads to increase over time and net revenue attributable to sales of packaged goods to decrease. Our net revenue attributable to digital full game downloads was $811 million, $681 million and $714 million during fiscal years 2020, 2019 and 2018, respectively; while our net revenue attributable to packaged goods sales decreased from $1,542 million in fiscal year 2018 to $1,112 million in fiscal year 2019 and $1,076 million in fiscal year 2020. In addition, as measured based on total units sold on Microsoft’s Xbox One and Sony’s PlayStation 4 rather than by net revenue, we estimate that 49 percent, 49 percent, and 39 percent of our total units sold during fiscal years 2020, 2019 and 2018 were sold digitally. Digital full game units are based on sales information provided by Microsoft and Sony; packaged goods units sold through are estimated by obtaining data from significant retail partners in North America, Europe and Asia, and applying internal sales estimates with respect to retail partners from which we do not obtain data. We believe that these percentages are reasonable estimates of the proportion of our games that are digitally downloaded in relation to our total number of units sold for the applicable period of measurement. We expect the long-term trends in revenue and in the percentage of games digitally downloaded to continue. Increases in consumer adoption of digital purchase of games combined with increases in our live services revenue generally results in expansion of our gross margin, as costs associated with selling a game digitally is generally less than selling the same game through traditional retail and distribution channels.
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

The following is a calculation of our total net bookings for the periods presented:

	Three Months Ended June 30,
(In millions)	2020	2019
Total net revenue	$1,459	$1,209
Change in deferred net revenue (online-enabled games)	(69)	(427)
Net bookings (a)	$1,390	$782
(a) At the beginning of fiscal year 2021, we changed the way in which we report net bookings to align with GAAP net revenue measures. Net bookings from mobile platform partners are now reported gross of platform provider fees. Historically, we reported net bookings from these partners net of platform fees. Net bookings for the three months ended June 30, 2019 has been recast for comparability.
Net bookings were $1,390 million for the three months ended June 30, 2020 driven by strength across our portfolio, particularly sales related to FIFA 20, The Sims 4, Apex Legends and Madden NFL 20. Net bookings increased $608 million or 78 percent as compared to the three months ended June 30, 2019 due to broad-based strength across our portfolio, primarily from the FIFA, the Sims, Star Wars and Madden franchises, and Apex Legends, as we saw extraordinary levels of engagement as players spent more time at home as a result of the COVID-19 pandemic, partially offset by the Battlefield franchise. Live services and other net bookings were $1,103 million for the three months ended June 30, 2020, and increased $416 million or 61 percent as compared to the three months ended June 30, 2019. The increase in live services and other net bookings was primarily driven by sales of extra content for FIFA Ultimate Team, The Sims 4, Apex Legends and Madden Ultimate Team and growth in our mobile business. Full game net bookings were $287 million for the three months ended June 30, 2020, and increased $192 million or 202 percent as compared to the three months ended June 30, 2019 driven by catalog sales.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenue and expenses during the reporting periods. The policies discussed below are considered by management to be critical because they are not only important to the portrayal of our financial condition and results of operations, but also because application and interpretation of these policies requires both management judgment and estimates of matters that are inherently uncertain and unknown, including uncertainty in the current economic environment due to the COVID-19 pandemic. As a result, actual results may differ materially from our estimates.
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
We recently completed our annual evaluation of the Estimated Offering Period. Because consumers are playing our games longer than in prior years, we have concluded that the Estimated Offering Period should be extended and therefore the revenue that we recognize over the Estimated Offering Period will be recognized over a longer period. The Estimated Offering Period is expected to be between eight to ten months for all new sales beginning in the second quarter of fiscal year 2021. We do not expect this change in Estimated Offering Period to impact the amount of net bookings or the operating cash flows that we report. We expect that this change will move the recognition of approximately $300 million in net revenue from fiscal year 2021 into fiscal year 2022.
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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2021 contains 53 weeks and ends on April 3, 2021. Our results of operations for the fiscal year ended March 31, 2020 contained 52 weeks and ended on March 28, 2020. Our results of operations for the three months ended June 30, 2020 contained 14 weeks and ended on July 4, 2020. Our results of operations for the three months ended June 30, 2019 contained 13 weeks and ended on June 29, 2019. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
Net Revenue
Net revenue consists of sales generated from (1) full games sold as digital downloads or as packaged goods and designed for play on game consoles, PCs and mobile phones and tablets (2) live services associated with these games, such as extra-content, (3) subscriptions that generally offer access to a selection of full games, in-game content, online services and other benefits, and (4) licensing our games to third parties to distribute and host our games.
Net Revenue Quarterly Analysis
Net Revenue
Net revenue for the three months ended June 30, 2020 was $1,459 million, primarily driven by FIFA 20, The Sims 4, Madden NFL 20 and Apex Legends. Net revenue for the three months ended June 30, 2020 increased $250 million, as compared to the three months ended June 30, 2019. This increase was driven by a $390 million increase in net revenue primarily from the FIFA, The Sims, Star Wars, and Madden franchises as we saw extraordinary levels of engagement as players spent more time at home as a result of the COVID-19 pandemic. This increase was partially offset by a $140 million decrease in net revenue primarily from the Battlefield franchise and Anthem.
Net Revenue by Composition

As our business has evolved and management focuses less on the differentiation between our packaged goods business and our digital business and more on our full game sales and live services that extend and enhance gameplay, we have updated our presentation of net revenue by composition to align with this management view.
Our net revenue by composition for the three months ended June 30, 2020 and 2019 was as follows (in millions):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Net revenue:
Full game downloads	$223	$133	$90	68%
Packaged goods	136	129	7	5%
Full game	$359	$262	$97	37%

Live services and other	$1,100	$947	$153	16%
Total net revenue	$1,459	$1,209	$250	21%

Full Game Net Revenue
Full game net revenue includes full game downloads and packaged goods. Full game downloads includes revenue from digital sales of full games on console, PC, and mobile. Packaged goods includes revenue from software that is sold physically. This includes (1) net revenue from game software sold physically through traditional channels such as brick and mortar retailers, and (2) software licensing revenue from third parties (for example, makers of console platforms, personal computers or computer accessories) who include certain of our full games for sale with their products (for example, OEM bundles).
For the three months ended June 30, 2020, full game net revenue was $359 million, primarily driven by FIFA 20, Star Wars Jedi: Fallen Order, Need for Speed Heat, Madden NFL 20, and The Sims 4. Full game net revenue for the three months ended June 30, 2020 increased $97 million, or 37 percent, as compared to the three months ended June 30, 2019 as players purchased a higher volume of our full games in connection with spending more time at home as a result of the COVID-19 pandemic. This increase was driven by a $90 million increase in full game downloads revenue primarily driven by Star Wars Jedi: Fallen Order, the FIFA franchise, Need for Speed Heat, and The Sims 4, and a $7 million increase in packaged goods net revenue primarily driven by Star Wars Jedi: Fallen Order.
Live Services and Other Net Revenue
Live services and other net revenue includes revenue from sales of extra content for console, PC and mobile games, licensing revenue from third-party publishing partners who distribute our games digitally, subscriptions, advertising, and non-software licensing.
For the three months ended June 30, 2020, live services and other net revenue was $1,100 million primarily driven by sales of extra content for FIFA Ultimate Team, The Sims 4, Apex Legends, and Madden Ultimate Team. Live services and other net revenue for the three months ended June 30, 2020 increased $153 million, or 16 percent, as compared to the three months ended June 30, 2019 as we saw extraordinary levels of engagement as players spent more time at home as a result of the COVID-19 pandemic. This increase was driven by sales of extra content for The Sims 4, FIFA Ultimate Team, and Madden Ultimate Team.
Cost of Revenue Quarterly Analysis
Cost of revenue for the three months ended June 30, 2020 and 2019 was as follows (in millions):

June 30, 2020	% of Net Revenue	June 30, 2019	% of Net Revenue	% Change	Change as a % of Net Revenue
$288	20%	187	15%	54%	5%
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
Cost of Revenue
Cost of revenue increased by $101 million, or 54 percent during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This increase was primarily due to an increase in royalty and inventory costs driven by higher sales associated with the FIFA, Madden, and Star War franchises, and an increase in platform fees driven by higher sales of Star Wars: Galaxy of Heroes and The Sims franchise.
Cost of revenue as a percentage of total net revenue increased by 5 percent during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This increase was primarily due to an increase in deferred net revenue, platform fees, and royalty costs, partially offset by an increase in the proportion of our digital net revenues to packaged goods, which generally have higher costs than our digital games.

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
Research and development expenses for the three months ended June 30, 2020 and 2019 were as follows (in millions):

	June 30, 2020	% of Net Revenue	June 30, 2019	% of Net Revenue	$ Change	% Change
Three months ended	$438	30%	$381	32%	$57	15%

Research and development expenses increased by $57 million, or 15 percent, during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This increase was primarily due to a $37 million increase in personnel-related costs primarily resulting from an increase in variable compensation and related expenses, and a $17 million increase in stock-based compensation.
Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three months ended June 30, 2020 and 2019 were as follows (in millions):

	June 30, 2020	% of Net Revenue	June 30, 2019	% of Net Revenue	$ Change	% Change
Three months ended	$121	8%	$110	9%	$11	10%
Marketing and sales expenses increased by $11 million, or 10 percent, during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This increase was primarily due to an $8 million increase in personnel-related costs primarily resulting from an increase in variable compensation and related expenses.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three months ended June 30, 2020 and 2019 were as follows (in millions):

	June 30, 2020	% of Net Revenue	June 30, 2019	% of Net Revenue	$ Change	% Change
Three months ended	$136	9%	$110	9%	$26	24%

General and administrative expenses increased by $26 million, or 24 percent, during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This increase was primarily due to an $11 million increase in personnel-related costs driven by an increase in variable compensation and related expenses, and an $8 million increase in stock-based compensation.

Income Taxes
Provision for (benefit from) income taxes for the three months ended June 30, 2020 and 2019 were as follows (in millions):

	June 30, 2020	Effective Tax Rate	June 30, 2019	Effective Tax Rate
Three months ended	$103	22%	(985)	(226)%
The provision for income taxes for the three months ended June 30, 2020 is based on our projected annual effective tax rate for fiscal year 2021, adjusted for specific items that are required to be recognized in the period in which they are incurred.
Our effective tax rate for the three months ended June 30, 2020 was 22 percent, as compared to negative 226 percent, for the same period in fiscal year 2020. During the three months ended June 30, 2019, we completed an intra-entity sale of some of our intellectual property rights to our Swiss subsidiary, where our international business is headquartered (the “Swiss intra-entity sale”), resulting in the recognition of a $1.17 billion net Swiss deferred tax asset, which will reverse over a 20-year period. In addition, the opinion of the Ninth Circuit Court of Appeals in Altera Corp. v Commissioner (the “Altera opinion”) resulted in the recognition of $90 million of unrecognized tax benefits related to U.S. uncertain tax positions during the three months ended June 30, 2019. Excluding the Swiss intra-entity sale and Altera opinion, the effective tax rate for the three months ended June 30, 2019 would have been 22 percent.
When compared to the statutory rate of 21 percent, the effective tax rates for the three months ended June 30, 2020 was slightly higher primarily due to the recognition of the current year Swiss deferred tax asset reversal and U.S. taxes on foreign earnings.
Every quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. As of June 30, 2020, we have recognized a $131 million valuation allowance related to our Swiss deferred tax assets, which represents no change from the period ended March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of June 30, 2020	As of March 31, 2020	Increase/(Decrease)
Cash and cash equivalents	$4,013	$3,768	$245
Short-term investments	1,947	1,967	(20)
Total	$5,960	$5,735	$225
Percentage of total assets	53%	52%

	Three Months Ended June 30,
(In millions)	2020	2019	Change
Net cash provided by operating activities	$378	$158	$220
Net cash used in investing activities	(8)	(950)	942
Net cash used in financing activities	(144)	(385)	241
Effect of foreign exchange on cash and cash equivalents	19	2	17
Net increase (decrease) in cash and cash equivalents	$245	$(1,175)	$1,420
Changes in Cash Flow
Operating Activities. Net cash provided by operating activities increased by $220 million during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily driven by higher collections due to improved performance as we saw extraordinary levels of engagement as players spent more time at home as a result of the COVID-19 pandemic and lower marketing and advertising payments. This increase is partially offset by higher variable compensation payments related to fiscal year 2020 performance and higher inventory costs due to higher sales of packaged goods.

Investing Activities. Net cash used in investing activities decreased by $942 million during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily driven by a $599 million decrease in the purchase of short-term investments and a $336 million increase in proceeds from maturities and sales of short-term investments.
Financing Activities. Net cash used in financing activities decreased by $241 million during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily driven by a $227 million decrease in the repurchase and retirement of our common stock and a $32 million of contingent consideration payment in connection with our acquisition of Respawn Entertainment, LLC during the three months ended June 30, 2019. These decreases were partially offset by a $18 million increase in cash paid to taxing authorities in connection with withholding taxes for stock-based compensation.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of June 30, 2020, our short-term investments had gross unrealized gains of $8 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.
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
Credit Facility
On August 29, 2019, we entered into a $500 million unsecured revolving credit facility (“Credit Facility”) with a syndicate of banks. The Credit Facility terminates on August 29, 2024 unless the maturity is extended in accordance with its terms. As of June 30, 2020, no amounts were outstanding under the Credit Facility. See Note 10 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our Credit Facility, which is incorporated by reference into this Item 2.
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

Our foreign subsidiaries will generally be subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of June 30, 2020, approximately $3.2 billion of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions, of which approximately $1.2 billion is available for repatriation without a material tax cost.
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

Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties including, but not limited to, customer demand and acceptance of our products, our ability to collect our accounts receivable as they become due, successfully achieving our product release schedules and attaining our forecasted sales objectives, economic conditions in the United States and abroad, the impact of acquisitions and other strategic transactions in which we may engage, the impact of competition, the seasonal and cyclical nature of our business and operating results, and the other risks described in the “Risk Factors” section, included in Part II, Item 1A of this report.
Contractual Obligations and Commercial Commitments
Note 11 — Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our contractual obligations and commercial commitments, which is incorporated by reference into this Item 2.

OFF-BALANCE SHEET COMMITMENTS
As of June 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of June 30, 2020, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $146 million or $292 million, respectively. As of June 30, 2020, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses in the Condensed Consolidated Statements of Operations on our foreign currency forward contracts used in balance sheet hedging of $77 million or $154 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in the same manner and actual results may differ materially. See Note 4 — Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.

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
As of June 30, 2020, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.
Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Changes in interest rates affect the fair value of our short-term investment portfolio. To provide a meaningful assessment of the interest rate risk associated with our short-term investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio assuming a 150 basis point parallel shift in the yield curve. As of June 30, 2020, a hypothetical 150 basis point increase in interest rates would have resulted in a $17 million, or 1% decrease in the fair market value of our short-term investments.

Item 4.Controls and Procedures

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

Changes in internal control over financial reporting

There has been no change in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended June 30, 2020 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
Item 1.Legal Proceedings
We are subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our Condensed Consolidated Financial Statements.

Item 1A.Risk Factors
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
Natural disasters, cyber-incidents, weather events, wildfires, power disruptions, telecommunications failures, public health outbreaks, failed upgrades of existing systems or migrations to new systems, acts of terrorism or other events could cause outages, disruptions and/or degradations of our infrastructure (including our or our partners’ information technology and network systems), a failure in our ability to conduct normal business operations, or the closure of public spaces in which players engage with our games and services. The health and safety of our employees, players, third-party organizations with whom we partner, or regulatory agencies on which we rely could be also affected, and our employees may experience fatigue from extended work-from-home periods, any of which may prevent us from executing against our business strategies and/or cause a decrease in consumer demand for our products and services.

System redundancy may be ineffective and our disaster recovery and business continuity planning may not be sufficient for all eventualities. Such failures, disruptions, closures, or inability to conduct normal business operations could also prevent access to our products, services or online stores selling our products and services, cause delay or interruption in our product or live services offerings, allow breaches of data security or result in the loss of critical data. Several of our key locations are fully or partially closed as a result of the COVID-19 pandemic, including our global headquarters in Redwood Shores, California and key studios across North America, Europe and Asia, and the distribution of our workforce could disrupt our ability to conduct normal business operations. Our corporate headquarters and several of our key studios also are located in seismically active regions. An event that results in the disruption or degradation of any of our critical business functions or information technology systems, harms our ability to conduct normal business operations or causes a decreased in consumer demand for our products and services could materially impact our reputation and brand, financial condition and operating results.
We may not meet our product and live service development schedules and key events, sports seasons and/or movies that are tied to our product and live service release schedule may be delayed, cancelled or poorly received.
Our ability to meet product and live service development schedules is affected by a number of factors both within and outside our control, including feedback from our players, the creative processes involved, the coordination of large and sometimes geographically dispersed development teams, the complexity of our products and the platforms for which they are developed, the need to fine-tune our products prior to their release and, in certain cases, approvals from third parties. During the worldwide COVID-19 pandemic, our ability to meet product and live service development schedules will be challenged as key studios across North America, Europe and Asia remain fully or partially closed and certain of our development teams work in a distributed environment. We have experienced development delays for our products in the past, which caused us to delay or cancel release dates. Any failure to meet anticipated production or release schedules likely would result in a delay of revenue and/or possibly a significant shortfall in our revenue, increase our development and/or marketing expenses, harm our profitability, and cause our operating results to be materially different than anticipated. If we miss key selling periods for products or services, particularly the fiscal quarter ending in December, for any reason, including product delays or product cancellations our sales likely will suffer significantly.

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
The integrity of our and our partners’ information technology networks and systems is critical to our ongoing operations, products, and services. Our industry is prone to, and our systems and networks are subject to actions by malfeasant actors, such as cyber-attacks and other information security incidents that seek to exploit, disable, damage, and/or disrupt our networks, business operations, products and services and supporting technological infrastructure, or gain access to consumer and employee personal information, our intellectual property and other assets. In addition, our systems and networks could be harmed or improperly accessed due to error by employees or third parties that are authorized to access to these networks and systems. We also rely on technological infrastructure provided by third-party business partners to support the online functionality of our products and services, who are also subject to these same cyber risks. Both our partners and we have expended, and expect to continue to expend, financial and operational resources to guard against cyber risks and to help protect our data and systems. However, the techniques used by malfeasant actors change frequently, continue to evolve in sophistication and volume, and often are not detected for long periods of time. As a result of the COVID-19 pandemic, remote access to our networks and systems has increased substantially. While we have taken steps to secure our networks and systems, we may be more vulnerable to a successful cyber-attack or information security incident while our workforce remains distributed. The costs to respond to, mitigate, and/or notify affected parties of cyber-attacks and other security vulnerabilities are significant. In addition, such events could compromise the confidentiality, integrity, or accessibility of these networks and systems or result in the compromise or loss of the data, including personal data, processed by these systems. Consequences of such events have included, and could in the future include, the loss of proprietary and personal data and interruptions or delays in our business operations, as well as loss of player confidence and damage to our brand and reputation. In addition, such events could cause us to be non-compliant with applicable regulations, subject us to legal claims or penalties under laws protecting the privacy or security of personal information or proprietary material information. We have experienced such events in the past and expect future events to occur.

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
Our business is subject to complex and prescriptive regulations regarding consumer protection and data privacy practices, and could be adversely affected if our consumer protection, data privacy and security practices are not adequate, or perceived as being inadequate.
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
We are subject to taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision, tax assets, and accruals for other taxes, and there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective income tax rate is based in part on our corporate operating structure and the manner in which we operate our business and develop, value and use our intellectual property. Taxing authorities in jurisdictions in which we operate have, and may continue to, challenge and audit our methodologies for calculating our income taxes, which could increase our effective income tax rate and have an adverse impact on our results of operations and cash flows. In addition, our provision for income taxes is materially affected by our profit levels, changes in our business, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in the valuation of our deferred tax assets and liabilities, changes in our corporate structure, changes in applicable accounting rules, or changes in applicable tax laws or interpretations of existing income and withholding tax laws, as well as other factors. For example, the outcome of future guidance related to the U.S. Tax Act could cause us to change our analysis and materially impact our previous estimates and consolidated financial statements. The impact of excess tax benefits and tax deficiencies could result in significant fluctuations to our effective tax rate.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In May 2018, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $2.4 billion of our common stock. The following table summarizes the number of shares repurchased during the three months ended June 30, 2020. Repurchases under the May 2018 program are completed.

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
March 29, 2020 - May 2, 2020	747,198	$104.75	747,198	$—
	747,198	$104.75	747,198

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Exhibits

The exhibits listed in the accompanying index to exhibits on Page 58 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2020
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

† Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 are the following formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows, and (6) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
August 7, 2020	Chief Operating Officer and
Chief Financial Officer