Form 10-Q
period 2020-09-30
ELECTRONIC ARTS INC.
filed 2020-11-10
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
As of November 6, 2020, there were 290,077,481 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2020

PART I – FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	September 30, 2020	March 31, 2020 (a)
ASSETS
Current assets:
Cash and cash equivalents	$4,059	$3,768
Short-term investments	1,972	1,967
Receivables, net	423	461
Other current assets	376	321
Total current assets	6,830	6,517
Property and equipment, net	458	449
Goodwill	1,891	1,885
Acquisition-related intangibles, net	42	53
Deferred income taxes, net	1,937	1,903
Other assets	312	305
TOTAL ASSETS	$11,470	$11,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$164	$68
Accrued and other current liabilities	1,083	1,052
Deferred net revenue (online-enabled games)	639	945
Senior notes, current, net	599	599
Total current liabilities	2,485	2,664
Senior notes, net	397	397
Income tax obligations	301	373
Deferred income taxes, net	1	1
Other liabilities	211	216
Total liabilities	3,395	3,651
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 290 and 288 shares issued and outstanding, respectively	3	3
Additional paid-in capital	145	—
Retained earnings	8,016	7,508
Accumulated other comprehensive loss	(89)	(50)
Total stockholders’ equity	8,075	7,461
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,470	$11,112

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share data)	2020	2019	2020	2019
Net revenue	$1,151	$1,348	$2,610	$2,557
Cost of revenue	286	405	574	592
Gross profit	865	943	2,036	1,965
Operating expenses:
Research and development	421	387	859	768
Marketing and sales	156	152	277	262
General and administrative	133	128	269	238
Acquisition-related contingent consideration	—	2	—	3
Amortization of intangibles	6	6	11	11
Total operating expenses	716	675	1,416	1,282
Operating income	149	268	620	683
Interest and other income (expense), net	(10)	16	(13)	37
Income before provision for (benefit from) income taxes	139	284	607	720
Provision for (benefit from) income taxes	(46)	(570)	57	(1,555)
Net income	$185	$854	$550	$2,275
Earnings per share:
Basic	$0.64	$2.89	$1.90	$7.69
Diluted	$0.63	$2.89	$1.88	$7.66
Number of shares used in computation:
Basic	289	295	289	296
Diluted	293	296	292	297

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net income	$185	$854	$550	$2,275
Other comprehensive income (loss), net of tax:
Net gains (losses) on available-for-sale securities	(3)	—	8	3
Net gains (losses) on derivative instruments	(43)	16	(80)	25
Foreign currency translation adjustments	9	(9)	33	(8)
Total other comprehensive income (loss), net of tax	(37)	7	(39)	20
Total comprehensive income	$148	$861	$511	$2,295

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except per share data)	Shares	Amount
Balances as of March 31, 2020	288,413	$3	$—	$7,508	$(50)	$7,461
Total comprehensive income	—	—	—	365	(2)	363
Stock-based compensation	—	—	102	—	—	102
Issuance of common stock	1,088	—	(66)	—	—	(66)
Repurchase and retirement of common stock	(747)	—	(36)	(42)	—	(78)
Balances as of June 30, 2020	288,754	$3	$—	$7,831	$(52)	$7,782
Total comprehensive income	—	—	—	185	(37)	148
Stock-based compensation	—	—	113	—	—	113
Issuance of common stock	868	—	32	—	—	32
Repurchase and retirement of common stock	—	—	—	—	—	—
Balances as of September 30, 2020	289,622	$3	$145	$8,016	$(89)	$8,075

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except per share data)	Shares	Amount
Balances as of March 31, 2019	298,107	$3	$—	$5,358	$(30)	$5,331
Total comprehensive income	—	—	—	1,421	13	1,434
Stock-based compensation	—	—	73	—	—	73
Issuance of common stock	985	—	(48)	—	—	(48)
Repurchase and retirement of common stock	(3,205)	—	(25)	(280)	—	(305)
Balances as of June 30, 2019	295,887	$3	$—	$6,499	$(17)	$6,485
Total comprehensive income	—	—	—	854	7	861
Stock-based compensation	—	—	92	—	—	92
Issuance of common stock	584	—	26	—	—	26
Repurchase and retirement of common stock	(3,253)	—	(118)	(188)	—	(306)
Balances as of September 30, 2019	293,218	$3	$—	$7,165	$(10)	$7,158

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six Months Ended September 30,
(In millions)	2020	2019
OPERATING ACTIVITIES
Net income	$550	$2,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	77	72
Stock-based compensation	215	165
Change in assets and liabilities:
Receivables, net	39	(235)
Other assets	(113)	33
Accounts payable	106	51
Accrued and other liabilities	(96)	88
Deferred income taxes, net	(32)	(1,800)
Deferred net revenue (online-enabled games)	(307)	(454)
Net cash provided by operating activities	439	195
INVESTING ACTIVITIES
Capital expenditures	(63)	(72)
Proceeds from maturities and sales of short-term investments	1,418	793
Purchase of short-term investments	(1,416)	(1,984)
Net cash used in investing activities	(61)	(1,263)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	43	33
Cash paid to taxing authorities for shares withheld from employees	(77)	(55)
Repurchase and retirement of common stock	(78)	(611)
Acquisition-related contingent consideration payment	—	(64)
Net cash used in financing activities	(112)	(697)
Effect of foreign exchange on cash and cash equivalents	25	(3)
Increase (decrease) in cash and cash equivalents	291	(1,768)
Beginning cash and cash equivalents	3,768	4,708
Ending cash and cash equivalents	$4,059	$2,940
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$173	$77
Cash paid during the period for interest	21	21
Non-cash investing activities:
Change in accrued capital expenditures	$(4)	$(16)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Electronic Arts is a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and services that can be played and watched on game consoles, PCs, mobile phones and tablets. We believe that the breadth and depth of our portfolio, live services offerings, and our use of multiple business models and distribution channels provide us with strategic advantages. Our foundation is a collection of intellectual property from which we create innovative games and content that enables us to build on-going and meaningful relationships with a community of players, creators and viewers. Our portfolio includes brands that we either wholly own (such as Battlefield, The Sims, Apex Legends, Need for Speed and Plants vs. Zombies) or license from others (such as FIFA, Madden NFL, UFC, NHL and Star Wars). We also offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated outside of the sale of our base games. And we are focused on reaching more players whenever and wherever they want to play. We believe that we can add value to our network by making it easier for players to connect to a world of play by offering choice of business model, distribution channel and device.
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2021 contains 53 weeks and ends on April 3, 2021. Our results of operations for the fiscal year ended March 31, 2020 contained 52 weeks and ended on March 28, 2020. Our results of operations for the three and six months ended September 30, 2020 contained 13 weeks and 27 weeks, respectively, and ended on October 3, 2020. Our results of operations for the three and six months ended September 30, 2019 contained 13 weeks and 26 weeks, respectively, and ended on September 28, 2019. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
Change in Estimated Offering Period
The offering period is the period in which we offer to provide the future update rights and/or online hosting for the game and extra content sold. Because the offering period is not an explicitly defined period, we must make an estimate of the offering period for the service related performance obligations (i.e., future update rights and online hosting). For sales prior to July 1, 2020, revenues for service related performance obligations were generally recognized over an estimated nine-month period beginning in the month after shipment for games and extra content sold through retail, and an estimated six-month period for digitally-distributed games and extra content beginning in the month of sale. During the three months ended September 30, 2020, we completed our annual evaluation of the Estimated Offering Period, and noted that generally, consumers were playing our games for longer periods of time as players engage with services we provide that are designed to enhance and extend gameplay. Based on this, we concluded that the Estimated Offering Period applied to sales made after June 30, 2020 should be lengthened. Revenues for service related performance obligations for games and extra content sold through retail are now recognized over an estimated ten-month period beginning in the month of sale, and revenues for service related performance obligations for digitally-distributed games and extra content are now recognized over an estimated eight-month period beginning in the month of sale, which results in revenue being recognized over a longer period of time. During the three months ended September 30, 2020, this change to our Estimated Offering Period resulted in an estimated decrease in net revenue of $26 million and net income of $20 million, and a decrease of $0.07 diluted earnings per share.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2020 and March 31, 2020, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of September 30, 2020	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$107	$107	$—	$—	Cash equivalents
Money market funds	2,004	2,004	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	526	—	526	—	Short-term investments and cash equivalents
U.S. Treasury securities	726	726	—	—	Short-term investments
U.S. agency securities	5	—	5	—	Short-term investments
Commercial paper	390	—	390	—	Short-term investments and cash equivalents
Foreign government securities	82	—	82	—	Short-term investments and cash equivalents
Asset-backed securities	240	—	240	—	Short-term investments and cash equivalents
Certificates of deposit	55	—	55	—	Short-term investments
Foreign currency derivatives	19	—	19	—	Other current assets and other assets
Deferred compensation plan assets (a)	16	16	—	—	Other assets
Total assets at fair value	$4,170	$2,853	$1,317	$—
Liabilities
Foreign currency derivatives	$44	$—	$44	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	17	17	—	—	Other liabilities
Total liabilities at fair value	$61	$17	$44	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2020	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$78	$78	$—	$—	Cash equivalents
Money market funds	1,599	1,599	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	687	—	687	—	Short-term investments and cash equivalents
U.S. Treasury securities	603	603	—	—	Short-term investments and cash equivalents
U.S. agency securities	8	—	8	—	Short-term investments
Commercial paper	414	—	414	—	Short-term investments and cash equivalents
Foreign government securities	42	—	42	—	Short-term investments
Asset-backed securities	269	—	269	—	Short-term investments
Certificates of deposit	56	—	56	—	Short-term investments
Foreign currency derivatives	76	—	76	—	Other current assets and other assets
Deferred compensation plan assets (a)	13	13	—	—	Other assets
Total assets at fair value	$3,845	$2,293	$1,552	$—
Liabilities
Foreign currency derivatives	$36	$—	$36	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	14	14	—	—	Other liabilities
Total liabilities at fair value	$50	$14	$36	$—

(a)The Deferred Compensation Plan assets consist of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, for additional information regarding our Deferred Compensation Plan.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of September 30, 2020 and March 31, 2020, our cash and cash equivalents were $4,059 million and $3,768 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.
Short-Term Investments
Short-term investments consisted of the following as of September 30, 2020 and March 31, 2020 (in millions):

	As of September 30, 2020				As of March 31, 2020
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$513	$1	$—	$514	$684	$1	$(4)	$681
U.S. Treasury securities	724	2	—	726	530	4	—	534
U.S. agency securities	5	—	—	5	8	—	—	8
Commercial paper	358	—	—	358	377	—	—	377
Foreign government securities	75	—	—	75	42	—	—	42
Asset-backed securities	237	2	—	239	273	—	(4)	269
Certificates of deposit	55	—	—	55	56	—	—	56
Short-term investments	$1,967	$5	$—	$1,972	$1,970	$5	$(8)	$1,967

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of September 30, 2020 and March 31, 2020 (in millions):

	As of September 30, 2020		As of March 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$1,600	$1,603	$1,568	$1,567
Due 1 year through 5 years	360	362	395	393
Due after 5 years	7	7	7	7
Short-term investments	$1,967	$1,972	$1,970	$1,967

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of September 30, 2020			As of March 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$207	$8	$1	$316	$1	$19
Forward contracts to sell	$1,177	$4	$34	$1,371	$61	$1

The effects of cash flow hedge accounting in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2020 and 2019 are as follows (in millions):

	Three Months Ended September 30,				Six Months Ended September 30,
	2020		2019		2020		2019
	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,151	$421	$1,348	$387	$2,610	$859	$2,557	$768
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$1	$—	$25	$(1)	$12	$(6)	$41	$(7)
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of September 30, 2020			As of March 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$608	$—	$8	$388	$1	$16
Forward contracts to sell	$1,012	$7	$1	$292	$13	$—
The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2020 and 2019 was as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	Interest and other income (expense), net
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$(10)	$16	$(13)	$37
Gain (losses) on foreign currency forward contracts not designated as hedging instruments	$(3)	$1	$(7)	$(3)

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended September 30, 2020 and 2019 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of June 30, 2020	$7	$2	$(61)	$(52)
Other comprehensive income (loss) before reclassifications	(3)	(42)	9	(36)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Total other comprehensive income (loss), net of tax	(3)	(43)	9	(37)
Balances as of September 30, 2020	$4	$(41)	$(52)	$(89)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of June 30, 2019	$2	$31	$(50)	$(17)
Other comprehensive income (loss) before reclassifications	1	40	(9)	32
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(24)	—	(25)
Total other comprehensive income (loss), net of tax	—	16	(9)	7
Balances as of September 30, 2019	$2	$47	$(59)	$(10)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended September 30, 2020 and 2019 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2020	$(4)	$39	$(85)	$(50)
Other comprehensive income (loss) before reclassifications	8	(74)	33	(33)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6)	—	(6)
Total other comprehensive income (loss), net of tax	8	(80)	33	(39)
Balances as of September 30, 2020	$4	$(41)	$(52)	$(89)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2019	$(1)	$22	$(51)	$(30)
Other comprehensive income (loss) before reclassifications	4	59	(8)	55
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(34)	—	(35)
Total other comprehensive income (loss), net of tax	3	25	(8)	20
Balances as of September 30, 2019	$2	$47	$(59)	$(10)

The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and six months ended September 30, 2020 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended September 30, 2020	Six Months Ended September 30, 2020
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$(1)	$(12)
Research and development	—	6
Total net (gain) loss reclassified, net of tax	$(1)	$(6)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and six months ended September 30, 2019 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$(25)	$(41)
Research and development	1	7
Total net (gain) loss reclassified, net of tax	$(24)	$(34)

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET

The changes in the carrying amount of goodwill for the six months ended September 30, 2020 are as follows (in millions):

	As of March 31, 2020	Activity	Effects of Foreign Currency Translation	As of September 30, 2020
Goodwill	$2,253	$—	$6	$2,259
Accumulated impairment	(368)	—	—	(368)
Total	$1,885	$—	$6	$1,891
Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets.
Acquisition-related intangibles consisted of the following (in millions):

	As of September 30, 2020			As of March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$474	$(456)	$18	$474	$(450)	$24
Trade names and trademarks	161	(137)	24	161	(132)	29
Registered user base and other intangibles	5	(5)	—	5	(5)	—
Carrier contracts and related	85	(85)	—	85	(85)	—
Total	$725	$(683)	$42	$725	$(672)	$53

Amortization of intangibles for the three and six months ended September 30, 2020 and 2019 are classified in the Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$—	$2	$—	$4
Operating expenses	6	6	11	11
Total	$6	$8	$11	$15
Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, currently from 1 to 5 years. As of September 30, 2020 and March 31, 2020, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 1.9 and 2.4 years, respectively.
As of September 30, 2020, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Condensed Consolidated Statements of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2021 (remaining six months)	$11
2022	22
2023	9
2024 and thereafter	—
Total	$42

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
During the three and six months ended September 30, 2020 and 2019, we did not recognize any material losses or impairment charges on royalty-based commitments.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of September 30, 2020	As of March 31, 2020
Other current assets	$92	$74
Other assets	22	25
Royalty-related assets	$114	$99
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

	As of September 30, 2020	As of March 31, 2020
Accrued royalties	$129	$171
Other liabilities	13	26
Royalty-related liabilities	$142	$197

As of September 30, 2020, we were committed to pay approximately $1,895 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 11 for further information on our developer and licensor commitments.

(8) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of September 30, 2020 and March 31, 2020 consisted of (in millions):

	As of September 30, 2020	As of March 31, 2020
Computer, equipment and software	$795	$722
Buildings	351	340
Leasehold improvements	168	161
Equipment, furniture and fixtures, and other	87	83
Land	66	65
Construction in progress	6	20
	1,473	1,391
Less: accumulated depreciation	(1,015)	(942)
Property and equipment, net	$458	$449
During the three and six months ended September 30, 2020, depreciation expense associated with property and equipment was $32 million and $63 million, respectively.
During the three and six months ended September 30, 2019, depreciation expense associated with property and equipment was $30 million and $60 million, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of September 30, 2020 and March 31, 2020 consisted of (in millions):

	As of September 30, 2020	As of March 31, 2020
Other accrued expenses	$362	$273
Accrued compensation and benefits	285	326
Accrued royalties	129	171
Sales returns and price protection reserves	72	109
Deferred net revenue (other)	149	104
Operating lease liabilities	86	69
Accrued and other current liabilities	$1,083	$1,052
Deferred net revenue (other) includes the deferral of subscription revenue, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.

Deferred net revenue
Deferred net revenue as of September 30, 2020 and March 31, 2020 consisted of (in millions):

	As of September 30, 2020	As of March 31, 2020
Deferred net revenue (online-enabled games)	$639	$945
Deferred net revenue (other)	149	104
Deferred net revenue (noncurrent)	11	8
Total Deferred net revenue	$799	$1,057
During the six months ended September 30, 2020 and 2019, we recognized $985 million and $1,131 million of revenue, respectively, that were included in the deferred net revenue balance at the beginning of the period.
Remaining Performance Obligations
As of September 30, 2020, revenue allocated to remaining performance obligations consists of our deferred revenue balance of $799 million. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue. We expect to recognize substantially all of these balances as revenue over the next 12 months.

(9) INCOME TAXES
The provision for income taxes for the six months ended September 30, 2020 is based on our projected annual effective tax rate for fiscal year 2021, adjusted for specific items that are required to be recognized in the period in which they are incurred.
Our effective tax rates for the three and six months ended September 30, 2020 were negative 33 percent and 9 percent, respectively, as compared to negative 201 percent and negative 216 percent, respectively, for the same periods in fiscal year 2020.
During the three months ended June 30, 2019, we completed an intra-entity sale of some of our intellectual property rights to our Swiss subsidiary, where our international business is headquartered (the “Swiss intra-entity sale”), resulting in the recognition of a $1.17 billion net Swiss deferred tax asset, which will reverse over a 20-year period. Separately, during the three months ended September 30, 2019, Switzerland enacted a new statutory tax rate. As a result of the enactment, we remeasured our Swiss deferred tax asset and recognized an additional net tax benefit of $630 million through continuing operations (“Swiss rate change benefit”). In addition, the opinion of the Ninth Circuit Court of Appeals in Altera Corp. v Commissioner (the “Altera opinion”) resulted in the recognition of $90 million of unrecognized tax benefits related to U.S. uncertain tax positions during the three months ended June 30, 2019. Excluding the Swiss intra-entity sale, Swiss rate change benefit and Altera opinion, the effective tax rate for the three and six months ended September 30, 2019 would have been 13 percent and 14 percent, respectively.
When compared to the statutory rate of 21 percent, the effective tax rates for the three and six months ended September 30, 2020 were lower primarily due to the decreases in unrecognized tax benefits related to prior year tax positions, net of a partial valuation allowance.

We are subject to income tax examinations in various jurisdictions with respect to fiscal years after 2010. The timing and potential resolution of income tax examinations is highly uncertain. The total unrecognized tax benefits as of September 30, 2020 were $584 million:

Balance as of March 31, 2020	$983
Increases in unrecognized tax benefits related to prior year tax positions	5
Decreases in unrecognized tax benefits related to prior year tax positions	(414)
Increases in unrecognized tax benefits related to current year tax positions	27
Decreases in unrecognized tax benefits related to settlements with taxing authorities	—
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(22)
Changes in unrecognized tax benefits due to foreign currency translation	5
Balance as of September 30, 2020	$584
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
Every quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. During the three and six months ended September 30, 2020, we recognized an additional $41 million of valuation allowance against our deferred tax assets primarily due to the recognition of previously unrecognized tax benefits related to prior year tax positions and a change in current year estimated ordinary income.

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

The carrying and fair values of the Senior Notes are as follows (in millions):

	As of September 30, 2020	As of March 31, 2020
Senior Notes:
3.70% Senior Notes due 2021	$600	$600
4.80% Senior Notes due 2026	400	400
Total principal amount	$1,000	$1,000
Unaccreted discount	(1)	(1)
Unamortized debt issuance costs	(3)	(3)
Net carrying value of Senior Notes	$996	$996

Fair value of Senior Notes (Level 2)	$1,082	$1,030
As of September 30, 2020, the remaining life of the 2021 Notes and 2026 Notes is approximately 0.4 years and 5.4 years, respectively.
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
The credit agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a debt to EBITDA ratio. As of September 30, 2020, we were in compliance with the debt to EBITDA ratio.
As of September 30, 2020, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for the three and six months ended September 30, 2020 and 2019 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Amortization of debt issuance costs	$—	$—	$(1)	$(1)
Coupon interest expense	(11)	(11)	(21)	(21)
Total interest expense	$(11)	$(11)	$(22)	$(22)

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
The following table summarizes our minimum contractual obligations as of September 30, 2020 (in millions):

		Fiscal Years Ending March 31,
		2021
		(Remaining
	Total	six mos.)	2022	2023	2024	2025	2026	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,895	$86	$340	$358	$349	$359	$271	$132
Marketing commitments	668	65	145	120	118	109	78	33
Senior Notes interest	112	17	20	19	19	19	18	—
Operating lease imputed interest	19	3	5	4	3	2	1	1
Operating leases not yet commenced (a)	180	—	—	4	13	14	14	135
Other purchase obligations	130	31	65	21	5	4	4	—
Total unrecognized commitments	3,004	202	575	526	507	507	386	301

Recognized commitments
Senior Notes principal and interest	1,003	603	—	—	—	—	400	—
Operating leases	243	44	70	38	32	25	18	16
Transition Tax and other taxes	66	22	24	3	4	6	7	—
Licensing commitments	39	12	27	—	—	—	—	—
Total recognized commitments	1,351	681	121	41	36	31	425	16

Total Commitments	$4,355	$883	$696	$567	$543	$538	$811	$317

(a)As of September 30, 2020, we have entered into three office leases that have not yet commenced with aggregate future lease payments of approximately $180 million. These office leases are expected to commence in fiscal year 2021 and 2023, and will have lease terms ranging from 7 to 15 years.

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of September 30, 2020; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above, as of September 30, 2020, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $279 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Legal Proceedings
The Netherlands Gambling Authority (“NGA”) has asserted that the randomized selection of virtual items in the FIFA Ultimate Team mode of our FIFA franchise contravenes the Dutch Betting and Gaming Act. On October 15, 2020, the District Court of the Hague affirmed the NGA’s decision. We intend to appeal the District Court’s order, and request a suspension of the NGA’s decision pending that appeal. We do not believe that the operational or financial consequences from these proceedings will have a material adverse effect on our consolidated financial statements. We do not believe that our products and services violate applicable gambling laws.
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

There were an insignificant number of stock options granted during the three and six months ended September 30, 2020 and 2019.
The estimated assumptions used in the Black-Scholes valuation model to value our ESPP purchase rights were as follows:

	ESPP Purchase Rights
	Three Months Ended September 30,
	2020	2019
Risk-free interest rate	0.1%	1.7 - 1.9%
Expected volatility	34 - 39%	34 - 37%
Weighted-average volatility	37%	36%
Expected term	6 - 12 months	6 - 12 months
Expected dividends	None	None
Stock Options
The following table summarizes our stock option activity for the six months ended September 30, 2020:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2020	1,074	$30.85
Granted	2	124.20
Exercised	(351)	28.27
Forfeited, cancelled or expired	—	—
Outstanding as of September 30, 2020	725	$32.31	3.49	$70
Vested and expected to vest	725	$32.31	3.49	$70
Exercisable as of September 30, 2020	725	$32.31	3.49	$70
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of September 30, 2020, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Units
The following table summarizes our restricted stock unit activity for the six months ended September 30, 2020:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2020	6,217	$100.42
Granted	2,825	126.20
Vested	(1,645)	103.67
Forfeited or cancelled	(204)	106.79
Outstanding as of September 30, 2020	7,193	$109.62

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
The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the six months ended September 30, 2020:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2020	579	$110.51
Granted	—	—
Forfeited or cancelled	—	—
Outstanding as of September 30, 2020	579	$110.51
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
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the six months ended September 30, 2020:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2020	1,898	$128.41
Granted	874	145.78
Vested	(157)	113.72
Forfeited or cancelled	(398)	137.98
Outstanding as of September 30, 2020	2,217	$134.58

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$2	$1	$3	$2
Research and development	74	61	140	110
Marketing and sales	12	10	23	17
General and administrative	25	20	49	36
Stock-based compensation expense	$113	$92	$215	$165
During the three and six months ended September 30, 2020, we recognized $15 million and $38 million, respectively, of deferred income tax benefit related to our stock-based compensation expense. During the three and six months ended September 30, 2019, we recognized $5 million and $11 million, respectively, of deferred income tax benefit related to our stock-based compensation expense.
As of September 30, 2020, our total unrecognized compensation cost related to restricted stock units, market-based restricted stock units, and performance-based restricted stock units was $734 million and is expected to be recognized over a weighted-average service period of 1.9 years. Of the $734 million of unrecognized compensation cost, $618 million relates to restricted stock units, $112 million relates to market-based restricted stock units, and $4 million relates to performance-based restricted stock units at an 83 percent average payout.
Stock Repurchase Program
In May 2018, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $2.4 billion of our common stock. Repurchases under the May 2018 program were completed in April 2020.
The following table summarizes total shares repurchased during the three and six months ended September 30, 2020 and 2019:

(In millions)	Shares	Amount
Three months ended September 30, 2020	—	$—
Six months ended September 30, 2020	0.7	$78
Three months ended September 30, 2019	3.3	$306
Six months ended September 30, 2019	6.5	$611

Subsequent Events

In November 2020, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. This stock repurchase program expires on November 4, 2022. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. We are actively repurchasing shares under this program.
In November 2020, our Board of Directors initiated a quarterly cash dividend on the Company’s common stock and declared a cash dividend of $0.17 per share of common stock.

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

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Net income	$185	$854	$550	$2,275
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	289	295	289	296
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	4	1	3	1
Weighted-average common stock outstanding — diluted	293	296	292	297
Earnings per share:
Basic	$0.64	$2.89	$1.90	$7.69
Diluted	$0.63	$2.89	$1.88	$7.66
For the three and six months ended September 30, 2020, one million of restricted stock units and market-based restricted stock units were excluded from the treasury stock method computation of diluted shares, respectively, as their inclusion would have had an antidilutive effect.
For the three and six months ended September 30, 2019, two million of restricted stock units and market-based restricted stock units were excluded from the treasury stock method computation of diluted shares, respectively, as their inclusion would have had an antidilutive effect.
Our performance-based restricted stock units, which are considered contingently issuable shares, are also excluded from the treasury stock method computation because the related performance-based milestones were not achieved as of the end of the three months ended September 30, 2020.

(14) SEGMENT AND REVENUE INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Our CODM currently reviews total company operating results to assess overall performance and allocate resources. As of September 30, 2020, we have only one reportable segment, which represents our only operating segment.
Information about our total net revenue by timing of recognition for the three and six months ended September 30, 2020 and 2019 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net revenue by timing of recognition
Revenue recognized at a point in time	$337	$629	$779	$877
Revenue recognized over time	814	719	1,831	1,680
Net revenue	$1,151	$1,348	$2,610	$2,557
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
Information about our total net revenue by composition for the three and six months ended September 30, 2020 and 2019 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net revenue by composition
Full game downloads	$163	$181	$386	$314
Packaged goods	119	399	255	528
Full game	282	580	641	842

Live services and other	869	768	1,969	1,715
Net revenue	$1,151	$1,348	$2,610	$2,557
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
Information about our total net revenue by platform for the three and six months ended September 30, 2020 and 2019 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Platform net revenue
Console	$714	$923	$1,646	$1,683
PC and other	249	248	574	501
Mobile	188	177	390	373
Net revenue	$1,151	$1,348	$2,610	$2,557
Information about our operations in North America and internationally for the three and six months ended September 30, 2020 and 2019 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net revenue from unaffiliated customers
North America	$578	$531	$1,205	$1,021
International	573	817	1,405	1,536
Net revenue	$1,151	$1,348	$2,610	$2,557

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Electronic Arts, Inc. and subsidiaries (the Company) as of October 3, 2020, the related condensed consolidated statements of operations, comprehensive income, and stockholders’ equity for the three-month and six-month periods ended October 3, 2020 and September 28, 2019, the related condensed consolidated statements of cash flows for the six-month periods ended October 3, 2020 and September 28, 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of March 28, 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 20, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 28, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
November 10, 2020

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

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended September 30, 2020, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 as filed with the SEC on May 20, 2020 and in other documents we have filed with the SEC.
About Electronic Arts
Electronic Arts is a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and services that can be played and watched on game consoles, PCs, mobile phones and tablets. We believe that the breadth and depth of our portfolio, live services offerings, and our use of multiple business models and distribution channels provide us with strategic advantages. Our foundation is a collection of intellectual property from which we create innovative games and content that enables us to build on-going and meaningful relationships with a community of players, creators and viewers. Our portfolio includes brands that we either wholly own (such as Battlefield, The Sims, Apex Legends, Need for Speed and Plants v. Zombies) or license from others (such as FIFA, Madden NFL, UFC, NHL and Star Wars). We also offer our players high-quality experiences designed to provide value to players and extend and enhance gameplay. Our live services experiences include extra content, subscription offerings and other revenue generated outside of the sale of our base games. In addition, we are focused on reaching more players whenever and wherever they want to play. We believe that we can add value to our network by making it easier for players to connect to a world of play by offering choice of business model, distribution channel and device.

Financial Results
Our key financial results for our fiscal quarter ended September 30, 2020 were as follows:
•Total net revenue was $1,151 million, down 15 percent year-over-year. On a constant currency basis, we estimate total net revenue would have been $1,193 million, down 11 percent year-over-year.
•Live services and other net revenue was $869 million, up 13 percent year-over-year.
•Gross margin was 75.2 percent, up 5.2 percentage points year-over-year.
•Operating expenses were $716 million, up 6 percent year-over-year.
•Operating income was $149 million, down 44 percent year-over-year.
•Net income was $185 million, down 78 percent year-over-year. Net income for the three months ended September 30, 2019 was $854 million and included a one-time net tax benefit of $630 million.
•Diluted earnings per share was $0.63, down 78 percent year-over-year driven by the one-time net tax benefit included in net income for the three months ended September 30, 2019.
•Operating cash flow was $61 million, up 65 percent year-over-year.
•Total cash, cash equivalents and short-term investments were $6,031 million.
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
Our People: The wellbeing of our people is our top priority, and to keep everyone as safe as possible, the vast majority of our workforce will be working from home at least until March 2021. We are offering support and resources to our people, including quarterly payments to assist with work from home costs and care needs, a pandemic care leave program, and additional services for mental and physical health. We have developed a detailed protocol for how we will evaluate the readiness to return to work for each of our offices around the world, accounting for guidance from health authorities and government, the comfort level of our employees, and preparation of our facilities for continued physical distancing.
Our Business: With more people staying home, we have seen growth in our business and across the industry. We have continued to execute against our plans, delivering eight new games so far in fiscal 2021, and tens of millions of new players have joined our network. In addition, live services net bookings for the six months ended September 30, 2020 increased more than 28 percent year-over-year. We have also experienced a significant increase in the percentage of our games purchased digitally, and we believe this step-up is likely a permanent structural change driven by shelter-in-place orders resulting from the COVID-19 pandemic.
Future Outlook: The full extent of the impact of the COVID-19 pandemic to our business, operations and financial results will depend on numerous evolving factors that we may not be able to predict. For example, we do not know how our products and services will be impacted as the response to the COVID-19 pandemic evolves. Engagement and net bookings could subside as a result of macroeconomic deterioration or other challenges. Additional factors that could impact our business include: our ability to continue to deliver new games and services in a distributed work environment, impacts to our key business partners, foreign exchange rate fluctuations, and other factors included in Part II, Item 1A of this Quarterly Report under the heading “Risk Factors”.

Live Services Business. We offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated outside of the sale of our base games. Our net revenue attributable to live services and other was $3,904 million, $3,358 million and $3,104 million for the trailing twelve months ended September 30, 2020, 2019, and 2018, respectively, and we expect that live services net revenue will continue to be material to our business. Within live services and other, net revenue attributable to extra content was $3,090 million, $2,599 million and $2,190 million for the trailing twelve months ended September 30, 2020, 2019, and 2018, respectively. Extra content net revenue has increased as players engage with our games and services over longer periods of time, and purchase additional content designed to provide value to players and extend and enhance gameplay. Our most popular live service is the extra content purchased for the Ultimate Team mode associated with our sports franchises. Ultimate Team allows players to collect current and former professional players in order to build and compete as a personalized team. Net revenue from extra content sales for Ultimate Team was $1,491 million, $1,369 million and $1,180 million during fiscal years 2020, 2019 and 2018, respectively, a substantial portion of which was derived from FIFA Ultimate Team.
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
We expect the long-term trends in revenue and in the percentage of games digitally downloaded to continue. During fiscal year 2021, the percentage of our games purchased digitally has increased significantly and we believe this step-up is likely a permanent structural change driven by shelter-in-place orders resulting from the COVID-19 pandemic. Increases in consumer adoption of digital purchase of games combined with increases in our live services revenue generally results in expansion of our gross margin, as costs associated with selling a game digitally is generally less than selling the same game through traditional retail and distribution channels.
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
The following is a calculation of our total net bookings for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2020	2019	2020	2019
Total net revenue	$1,151	$1,348	$2,610	$2,557
Change in deferred net revenue (online-enabled games)	(241)	(35)	(310)	(462)
Net bookings (a)	$910	$1,313	$2,300	$2,095
(a) At the beginning of fiscal year 2021, we changed the way in which we present net bookings to align with GAAP net revenue measures. Net bookings from mobile platform partners are now presented gross of platform provider fees. Historically, we presented net bookings from these partners net of platform fees. Net bookings for the three and six months ended September 30, 2019 has been recast for comparability.
Net bookings were $910 million for the three months ended September 30, 2020 driven by sales related to Madden NFL 21, Apex Legends, The Sims 4 and FIFA Ultimate Team. Net bookings decreased $403 million or 31 percent as compared to the three months ended September 30, 2019 due primarily to year-over-year change in the launch date of our FIFA console title from the second quarter in fiscal year 2020 to the third quarter in fiscal year 2021, partially offset by the Star Wars franchise and UFC 4. Full game net bookings were $266 million for the three months ended September 30, 2020, and decreased $371 million or 58 percent as compared to the three months ended September 30, 2019 due primarily to year-over-year change in the launch date of our FIFA console title, partially offset by UFC 4 and the Star Wars franchise. Live services and other net bookings were $644 million for the three months ended September 30, 2020, and decreased $32 million or 5 percent as compared to the three months ended September 30, 2019. The decrease in live services and other net bookings was due primarily to a decrease in sales of extra content for FIFA Ultimate Team, partially offset by Apex Legends and Star Wars: Galaxy of Heroes.

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
•subscriptions, such as EA Play and EA Play Pro, that generally offers access to a selection of full games, in-game content, online services and other benefits typically for a recurring monthly or annual fee; and
•licensing to third parties to distribute and host our games and content.

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
Determining the Estimated Offering Period. The offering period is the period in which we offer to provide the future update rights and/or online hosting for the game and related extra content sold. Because the offering period is not an explicitly defined period, we must make an estimate of the offering period for the service related performance obligations (i.e., future update rights and online hosting). Determining the Estimated Offering Period is inherently subjective and is subject to regular revision. Generally, we consider the average period of time customers are online when estimating the offering period. We also consider the estimated period of time between the date a game unit is sold to a reseller and the date the reseller sells the game unit to the customer (i.e., time in channel). Based on these two factors, we then consider the method of distribution. For example, games and extra content sold at retail would have a composite offering period equal to the online gameplay period plus time in channel as opposed to digitally-distributed games and extra content which are delivered immediately via digital download and therefore, the offering period is estimated to be only the online gameplay period.
Additionally, we consider results from prior analyses, known and expected online gameplay trends, as well as disclosed service periods for competitors’ games in determining the Estimated Offering Period for future sales. We believe this provides a reasonable depiction of the transfer of future update rights and online hosting to our customers, as it is the best representation of the time period during which our games and extra content are played. We recognize revenue for future update rights and online hosting performance obligations ratably on a straight-line basis over this period as there is a consistent pattern of delivery for these performance obligations. Prior to July 1, 2020, these performance obligations were generally recognized over an estimated nine-month period beginning in the month after shipment for games and extra content sold through retail and an estimated six-month period for digitally-distributed games and extra content beginning in the month of sale.
During the three months ended September 30, 2020, we completed our annual evaluation of the Estimated Offering Period, and noted that generally, consumers were playing our games for longer periods of time as players engage with services we provide that are designed to enhance and extend gameplay. Based on this, we concluded that the Estimated Offering Period applied to sales made after June 30, 2020 should be lengthened. Revenues for service related performance obligations for games and extra content sold through retail are now recognized over an estimated ten-month period beginning in the month of sale, and revenues for service related performance obligations for digitally-distributed games and extra content are now recognized over an estimated eight-month period beginning in the month of sale, which results in revenue being recognized over a longer period of time. This change in Estimated Offering Period did not impact the amount of net bookings or the operating cash flows that we report. We expect that this change will move the recognition of approximately $300 million in net revenue from fiscal year 2021 into fiscal year 2022. During the three months ended September 30, 2020, this change to our Estimated Offering Period resulted in an estimated decrease in net revenue of $26 million and net income of $20 million, and a decrease of $0.07 diluted earnings per share.
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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2021 contains 53 weeks and ends on April 3, 2021. Our results of operations for the fiscal year ended March 31, 2020 contained 52 weeks and ended on March 28, 2020. Our results of operations for the three and six months ended September 30, 2020 contained 13 weeks and 27 weeks, respectively, and ended on October 3, 2020. Our results of operations for the three and six months ended September 30, 2019 contained 13 weeks and 26 weeks, respectively, and ended on September 28, 2019. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
Net Revenue Quarterly Analysis
Net Revenue
Net revenue for the three months ended September 30, 2020 was $1,151 million, primarily driven by FIFA 20, Apex Legends, The Sims 4, and Madden NFL 21. Net revenue for the three months ended September 30, 2020 decreased $197 million, as compared to the three months ended September 30, 2019. This decrease was driven by a $370 million decrease in net revenue primarily due to year-over-year change in the launch date of our FIFA console title from the second quarter in fiscal year 2020 to the third quarter in fiscal year 2021 and Anthem, partially offset by a $173 million increase in net revenue primarily from the Star Wars franchise, UFC 4, and Need for Speed Heat.

Net Revenue by Composition

As our business has evolved and management focuses less on the differentiation between our packaged goods business and our digital business and more on our full game sales and live services that extend and enhance gameplay, we have updated our presentation of net revenue by composition to align with this management view.

Our net revenue by composition for the three months ended September 30, 2020 and 2019 was as follows (in millions):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Net revenue:
Full game downloads	$163	$181	$(18)	(10)%
Packaged goods	119	399	(280)	(70)%
Full game	$282	$580	$(298)	(51)%

Live services and other	$869	$768	$101	13%
Total net revenue	$1,151	$1,348	$(197)	(15)%
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
For the three months ended September 30, 2020, full game net revenue was $282 million, primarily driven by Madden NFL 21, UFC 4, FIFA 20, Star Wars Jedi: Fallen Order, and Star Wars: Squadrons. Full game net revenue for the three months ended September 30, 2020 decreased $298 million, or 51 percent, as compared to the three months ended September 30, 2019. This decrease was driven by a $280 million decrease in packaged goods net revenue and an $18 million decrease in full game downloads net revenue, each primarily driven by year-over-year change in the launch date of our FIFA console title from the second quarter in fiscal year 2020 to the third quarter in fiscal year 2021.

Live Services and Other Net Revenue
Live services and other net revenue includes revenue from sales of extra content for console, PC and mobile games, licensing revenue from third-party publishing partners who distribute our games digitally, subscriptions, advertising, and non-software licensing.
For the three months ended September 30, 2020, live services and other net revenue was $869 million primarily driven by sales of extra content for FIFA Ultimate Team, Apex Legends, The Sims 4, and Madden Ultimate Team. Live services and other net revenue for the three months ended September 30, 2020 increased $101 million, or 13 percent, as compared to the three months ended September 30, 2019. This increase was driven by sales of extra content for FIFA Ultimate Team, Madden Ultimate Team, and The Sims 4.
Net Revenue Year-to-Date Analysis
Net Revenue
Net revenue for the six months ended September 30, 2020 was $2,610 million, primarily driven by FIFA 20, The Sims 4, Apex Legends, and Madden NFL 20. Net revenue for the six months ended September 30, 2020 increased $53 million, as compared to the six months ended September 30, 2019. This increase was driven by a $461 million increase in net revenue primarily from the Star Wars, The Sims, and Madden franchises. This increase was partially offset by a $408 million decrease in net revenue primarily due to year-over-year change in the launch date of our FIFA console title from the second quarter in fiscal year 2020 to the third quarter in fiscal year 2021 and Anthem.

Net Revenue by Composition

Our net revenue by composition for the six months ended September 30, 2020 and 2019 was as follows (in millions):

	Six Months Ended September 30,
	2020	2019	$ Change	% Change
Net revenue:
Full game downloads	$386	$314	$72	23%
Packaged goods	255	528	(273)	(52)%
Full game	$641	$842	$(201)	(24)%

Live services and other	$1,969	$1,715	$254	15%
Total net revenue	$2,610	$2,557	$53	2%
Full Game Net Revenue
For the six months ended September 30, 2020, full game net revenue was $641 million, primarily driven by FIFA 20, Star Wars Jedi: Fallen Order, Madden NFL 21, Need for Speed Heat, and The Sims 4. Full game net revenue for the six months ended September 30, 2020 decreased $201 million, or 24 percent, as compared to the six months ended September 30, 2019. This decrease was driven by a $273 million decrease in packaged goods net revenue primarily driven by year-over-year change in the launch date of our FIFA console title from the second quarter in fiscal year 2020 to the third quarter in fiscal year 2021 and Anthem, partially offset by the Star Wars franchise. This decrease was partially offset by a $72 million increase in full game downloads net revenue primarily driven by the Star Wars franchise, Need for Speed Heat, and UFC 4, partially offset by Anthem.
Live Services and Other Net Revenue
For the six months ended September 30, 2020, live services and other net revenue was $1,969 million primarily driven by sales of extra content for FIFA Ultimate Team, The Sims 4, Apex Legends, and Madden Ultimate Team. Live services and other net revenue for the six months ended September 30, 2020 increased $254 million, or 15 percent, as compared to the six months ended September 30, 2019. This increase was driven by sales of extra content for FIFA Ultimate Team, The Sims 4, and Madden Ultimate Team.
Cost of Revenue Quarterly Analysis
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
Cost of revenue for the three months ended September 30, 2020 and 2019 was as follows (in millions):

September 30, 2020	% of Net Revenue	September 30, 2019	% of Net Revenue	% Change	Change as a % of Net Revenue
$286	25%	$405	30%	(29)%	(5)%

Cost of Revenue
Cost of revenue decreased by $119 million, or 29 percent during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This decrease was primarily due to a decrease in inventory and royalty costs driven by year-over-year change in the launch date of our FIFA console title from the second quarter in fiscal year 2020 to the third quarter in fiscal year 2021, partially offset by an increase in royalty and inventory costs driven by UFC 4 and Star Wars: Squadrons.
Cost of revenue as a percentage of total net revenue decreased by 5 percent during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This decrease was primarily due to an increase in the recognition of deferred net revenue, partially offset by an increase in royalty costs due to product mix.
Cost of Revenue Year-to-Date Analysis
Cost of revenue for the six months ended September 30, 2020 and 2019 was as follows (in millions):

September 30, 2020	% of Net Revenue	September 30, 2019	% of Net Revenue	% Change	Change as a % of Net Revenue
$574	22%	$592	23%	(3)%	(1)%
Cost of Revenue
Cost of revenue decreased by $18 million, or 3 percent during the six months ended September 30, 2020, as compared to the six months ended September 30, 2019. This decrease was primarily due to a decrease in inventory and royalty costs driven by year-over-year change in the launch date of our FIFA console title from the second quarter in fiscal year 2020 to the third quarter in fiscal year 2021, partially offset by an increase in royalty costs driven by higher sales associated with Madden and Star War franchises and an increase in platform fees driven by higher sales of Star Wars: Galaxy of Heroes, FIFA Mobile, and The Sims Free Play.
Cost of revenue as a percentage of total net revenue remained relatively consistent during the six months ended September 30, 2020, as compared to the six months ended September 30, 2019.

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
Research and development expenses for the three and six months ended September 30, 2020 and 2019 were as follows (in millions):

	September 30, 2020	% of Net Revenue	September 30, 2019	% of Net Revenue	$ Change	% Change
Three months ended	$421	37%	$387	29%	$34	9%
Six months ended	$859	33%	$768	30%	$91	12%

Research and development expenses increased by $34 million, or 9 percent, during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This increase was primarily due to a $24 million increase in personnel-related costs primarily resulting from an increase in variable compensation and related expenses, and a $13 million increase in stock-based compensation.

Research and development expenses increased by $91 million, or 12 percent, during the six months ended September 30, 2020, as compared to the six months ended September 30, 2019. This increase was primarily due to a $60 million increase in personnel-related costs primarily resulting from an increase in variable compensation and related expenses, and a $30 million increase in stock-based compensation.
Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three and six months ended September 30, 2020 and 2019 were as follows (in millions):

	September 30, 2020	% of Net Revenue	September 30, 2019	% of Net Revenue	$ Change	% Change
Three months ended	$156	14%	$152	11%	$4	3%
Six months ended	$277	11%	$262	10%	$15	6%
Marketing and sales expenses remained relatively consistent during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.
Marketing and sales expenses increased by $15 million, or 6 percent, during the six months ended September 30, 2020, as compared to the six months ended September 30, 2019. This increase was primarily due to a $9 million increase in personnel-related costs primarily resulting from an increase in variable compensation and related expenses, and a $6 million increase in stock-based compensation.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three and six months ended September 30, 2020 and 2019 were as follows (in millions):

	September 30, 2020	% of Net Revenue	September 30, 2019	% of Net Revenue	$ Change	% Change
Three months ended	$133	12%	$128	9%	$5	4%
Six months ended	$269	10%	$238	9%	$31	13%

General and administrative expenses increased by $5 million, or 4 percent, during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This increase was primarily due to a $7 million increase in personnel-related costs driven by an increase in variable compensation and related expenses, and a $5 million increase in stock-based compensation. These increases were partially offset by a $7 million decrease in bad debt expense.
General and administrative expenses increased by $31 million, or 13 percent, during the six months ended September 30, 2020, as compared to the six months ended September 30, 2019. This increase was primarily due to a $17 million increase in personnel-related costs driven by an increase in variable compensation and related expenses, and a $13 million increase in stock-based compensation.

Income Taxes
Provision for (benefit from) income taxes for the three months ended September 30, 2020 and 2019 were as follows (in millions):

	September 30, 2020	Effective Tax Rate	September 30, 2019	Effective Tax Rate
Three months ended	$(46)	(33)%	$(570)	(201)%
Six months ended	$57	9%	$(1,555)	(216)%
The provision for income taxes for the three months ended September 30, 2020 is based on our projected annual effective tax rate for fiscal year 2021, adjusted for specific items that are required to be recognized in the period in which they are incurred.
Our effective tax rates for the three and six months ended September 30, 2020 were negative 33 percent and positive 9 percent, respectively, as compared to negative 201 percent and negative 216 percent, respectively, for the same periods in fiscal year 2020. During the three months ended June 30, 2019, we completed an intra-entity sale of some of our intellectual property rights to our Swiss subsidiary, where our international business is headquartered (the “Swiss intra-entity sale”), resulting in the recognition of a $1.17 billion net Swiss deferred tax asset, which will reverse over a 20-year period. Separately, during the three months ended September 30, 2019, Switzerland enacted a new statutory tax rate. As a result of the enactment, we remeasured our Swiss deferred tax asset and recognized an additional net tax benefit of $630 million through continuing operations (“Swiss rate change benefit”). In addition, the opinion of the Ninth Circuit Court of Appeals in Altera Corp. v Commissioner (the “Altera opinion”) resulted in the recognition of $90 million of unrecognized tax benefits related to U.S. uncertain tax positions during the three months ended June 30, 2019. Excluding the Swiss intra-entity sale, Swiss rate change benefit and Altera opinion, the effective tax rate for the three and six months ended September 30, 2020 and 2019 would have been 13 percent and 14 percent, respectively.
When compared to the statutory rate of 21 percent, the effective tax rates for the three and six months ended September 30, 2020 were lower primarily due to the decreases in unrecognized tax benefits related to prior year tax positions, net of a partial valuation allowance.

Every quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. During the three and six months ended September 30, 2020, we recognized an additional $41 million of valuation allowance against our deferred tax assets primarily due to the recognition of previously unrecognized tax benefits related to prior year tax positions and a change in current year estimated ordinary income.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of September 30, 2020	As of March 31, 2020	Increase/(Decrease)
Cash and cash equivalents	$4,059	$3,768	$291
Short-term investments	1,972	1,967	5
Total	$6,031	$5,735	$296
Percentage of total assets	53%	52%

	Six Months Ended September 30,
(In millions)	2020	2019	Change
Net cash provided by operating activities	$439	$195	$244
Net cash used in investing activities	(61)	(1,263)	1,202
Net cash used in financing activities	(112)	(697)	585
Effect of foreign exchange on cash and cash equivalents	25	(3)	28
Net increase (decrease) in cash and cash equivalents	$291	$(1,768)	$2,059

Changes in Cash Flow
Operating Activities. Net cash provided by operating activities increased by $244 million during the six months ended September 30, 2020, as compared to the six months ended September 30, 2019, primarily driven by higher collections due to improved performance as we saw extraordinary levels of engagement during the three months ended June 30, 2020 as players spent more time at home as a result of the COVID-19 pandemic. This increase is partially offset by higher cash payments for income taxes, higher variable compensation payments related to fiscal year 2020 performance and higher cash payments for royalties.
Investing Activities. Net cash used in investing activities decreased by $1,202 million during the six months ended September 30, 2020, as compared to the six months ended September 30, 2019, primarily driven by a $625 million increase in proceeds from maturities and sales of short-term investments and a $568 million decrease in the purchase of short-term investments.
Financing Activities. Net cash used in financing activities decreased by $585 million during the six months ended September 30, 2020, as compared to the six months ended September 30, 2019, primarily driven by a $533 million decrease in the repurchase and retirement of our common stock and a $64 million of contingent consideration payment in connection with our acquisition of Respawn Entertainment, LLC during the six months ended September 30, 2019. These decreases were partially offset by a $22 million increase in cash paid to taxing authorities in connection with withholding taxes for stock-based compensation.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of September 30, 2020, our short-term investments had gross unrealized gains of $5 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.
Senior Notes
In February 2016, we issued $600 million aggregate principal amount of the 2021 Notes and $400 million aggregate principal amount of the 2026 Notes. The effective interest rate is 3.94% for the 2021 Notes and 4.97% for the 2026 Notes. Interest is payable semiannually in arrears, on March 1 and September 1 of each year. The 2021 Notes are due on March 1, 2021, and we will either re-pay the aggregate principal of the 2021 Notes upon such maturity date or refinance the 2021 Notes prior to maturity. See Note 10 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our Senior Notes, which is incorporated by reference into this Item 2.
Credit Facility
On August 29, 2019, we entered into a $500 million unsecured revolving credit facility (“Credit Facility”) with a syndicate of banks. The Credit Facility terminates on August 29, 2024 unless the maturity is extended in accordance with its terms. As of September 30, 2020, no amounts were outstanding under the Credit Facility. See Note 10 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our Credit Facility, which is incorporated by reference into this Item 2.
Return of Capital Program
In November 2020, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. This stock repurchase program expires on November 4, 2022. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. We are actively repurchasing shares under this program.
In November 2020, our Board of Directors initiated a quarterly cash dividend on the Company’s common stock and declared a cash dividend of $0.17 per share of common stock.

Financial Condition
We believe that our cash, cash equivalents, short-term investments, cash generated from operations and available financing facilities will be sufficient to meet our operating requirements for at least the next 12 months, including working capital requirements, capital expenditures, debt repayment obligations, dividends, and potentially, future acquisitions, stock repurchases, or strategic investments. We may choose at any time to raise additional capital to repay debt, strengthen our financial position, facilitate expansion, repurchase our stock, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.

Our foreign subsidiaries will generally be subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of September 30, 2020, approximately $2.6 billion of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.
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

OFF-BALANCE SHEET COMMITMENTS
As of September 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of September 30, 2020, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $142 million or $284 million, respectively. As of September 30, 2020, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses in the Condensed Consolidated Statements of Operations on our foreign currency forward contracts used in balance sheet hedging of $160 million or $320 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in the same manner and actual results may differ materially. See Note 4 — Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.

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
As of September 30, 2020, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.
Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Changes in interest rates affect the fair value of our short-term investment portfolio. To provide a meaningful assessment of the interest rate risk associated with our short-term investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio assuming a 150 basis point parallel shift in the yield curve. As of September 30, 2020, a hypothetical 150 basis point increase in interest rates would have resulted in a $17 million, or 1% decrease in the fair market value of our short-term investments.

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

Changes in internal control over financial reporting

There has been no change in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended September 30, 2020 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II – OTHER INFORMATION
Item 1.Legal Proceedings
The Netherlands Gambling Authority (“NGA”) has asserted that the randomized selection of virtual items in the FIFA Ultimate Team mode of our FIFA franchise contravenes the Dutch Betting and Gaming Act. On October 15, 2020, the District Court of the Hague affirmed the NGA’s decision. We intend to appeal the District Court’s order, and request a suspension of the NGA’s decision pending that appeal. We do not believe that the operational or financial consequences from these proceedings will have a material adverse effect on our consolidated financial statements. We do not believe that our products and services violate applicable gambling laws.
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
STRATEGIC RISKS
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
We also seek to release certain products and extra content for our live services - such as our sports franchises and the associated Ultimate Team live service - in conjunction with key events, such as the beginning of a sports season, events associated with the sports calendar, or the release of a related movie. If such seasons or events were delayed, cancelled or poorly received, our sales could suffer materially. For example, the worldwide COVID-19 pandemic has resulted in the disruption, postponement and cancellation of sports seasons and sporting events. Further disruption, postponement and cancellation of sports seasons and sporting events around which we seek to launch our games and provide live services could have a material adverse impact on our business and operating results.
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
In addition, we aim to offer our players safe, inclusive and fulfilling environments in which to play. We may not be able to maintain healthy, long-term online communities within our games and services as a result of the use of those communities as forums for harassment or bullying, our inability to successfully discourage overuse of our games and services or overspending within our games and services, or the successful implementation of cheating programs. Although we expend resources, and expect to continue to expend resources, to promote positive play, our efforts may not be successful due to scale, limitations of existing technologies or other factors.
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
New console systems historically have been developed and released several years apart. In periods of transition, sales of products for legacy generation consoles typically slow or decline in response to the introduction of new consoles, and sales of products for new generation consoles typically stabilize only after new consoles are widely-established with the consumer base. Sony and Microsoft are releasing new generation consoles during the three months ending December 31, 2020. Consistent with historical transition periods, we expect consumers to purchase fewer products for the Sony PlayStation 4 and Microsoft Xbox One consoles during the transition period. The console transition may have a comparable impact on our live services business, potentially increasing the impact on our financial results. The transition could accelerate faster than anticipated and may put downward pressure on legacy generation pricing, which could negatively affect our operating results. Our revenue from sales for the new generation consoles from Sony and Microsoft may not offset the negative effects of the transition on our operating results. Alternatively, adoption of the new generation consoles in which we have made significant investments may be slower than we anticipate or wide consumer availability may be delayed because of, among other things, business disruptions resulting from the COVID-19 pandemic. We do not control the unit volumes of consoles made available for sale, the pricing or appeal of new generation consoles, or the rates at which consumers purchase these consoles. As a result, our operating results during this transition may be more volatile and difficult to predict.
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

OPERATIONAL RISKS
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
System redundancy may be ineffective and our disaster recovery and business continuity planning may not be sufficient for all eventualities. Such failures, disruptions, closures, or inability to conduct normal business operations could also prevent access to our products, services or online stores selling our products and services, cause delay or interruption in our product or live services offerings, allow breaches of data security or result in the loss of critical data. Several of our key locations are fully or partially closed as a result of the COVID-19 pandemic, including our global headquarters in Redwood Shores, California and key studios across North America, Europe and Asia, and the distribution of our workforce could disrupt our ability to conduct normal business operations. Our corporate headquarters and several of our key studios also are located in seismically active regions. An event that results in the disruption or degradation of any of our critical business functions or information technology systems, harms our ability to conduct normal business operations or causes a decrease in consumer demand for our products and services could materially impact our reputation and brand, financial condition and operating results.
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
In addition, our license agreements typically provide these partners with significant control over the approval and distribution of the products and services that we develop for their consoles, systems and devices. For products and services delivered via digital channels, each respective partner has policies and guidelines that control the promotion and distribution of these titles and the features and functionalities that we are permitted to offer through the channel. In addition, we are dependent on these partners to invest in, and upgrade, the capabilities of their systems in a manner than corresponds to the preferences of consumers. Failure by these partners to keep pace with consumer preferences could have an adverse impact on the engagement with our products and services and our ability to merchandise and commercialize our products and services which could harm our business and/or financial results.
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
LEGAL AND COMPLIANCE RISKS
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
FINANCIAL RISKS
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
In addition, changes to U.S. federal, state or international tax laws or their applicability to corporate multinationals in the countries in which we do business, particularly in Switzerland, where our international business is headquartered, and actions we have taken in our business with respect to such laws, have affected, and could continue to affect, our effective tax rates and cash taxes, cause us to change the way in which we structure our business and result in other costs. Our effective tax rate also could be adversely affected by changes in our valuation allowances for deferred tax assets. In particular, the partial valuation allowance against our Swiss deferred tax assets could be affected by changes in future Swiss taxable income, expected growth rates of future Swiss taxable income, which are based primarily on third party market and industry growth data, and changes in Swiss interest rates. The partial valuation allowance is due to the limited seven-year carry forward period and our scheduling of future Swiss taxable income. Significant judgment is involved in determining the amount of the partial valuation allowance, particularly in estimating future Swiss taxable income over the period in which the Swiss deferred tax assets will reverse and assumptions related to expected growth rates. Actual financial results also may differ materially from our current estimates and could have a material impact on our assessment of the valuation allowance.
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
GENERAL RISKS
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
The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations. These fluctuations may be due to our operating results or factors specific to our operating results (including those discussed in the risk factors above, as well as others not currently known to us or that we currently do not believe are material), changes in securities analysts’ estimates of our future financial performance, ratings or recommendations, our results or future financial guidance falling below our expectations and analysts’ and investors’ expectations, the failure of our capital return programs to meet analysts’ and investors’ expectations, the announcement and integration of any acquisitions we may make, departure of key personnel, cyberattacks, or factors largely outside of our control including, those affecting interactive gaming, entertainment, and/or technology companies generally, national or international economic conditions, investor sentiment or other factors related or unrelated to our operating performance. In particular, economic downturns may contribute to the public stock markets experiencing extreme price and trading volume volatility. These broad market fluctuations could adversely affect the market price of our common stock.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Exhibits

The exhibits listed in the accompanying index to exhibits on Page 60 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2020
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
10.1*	Xbox Console Publisher License Agreement, dated as of September 30, 2020, between Microsoft Corporation, Electronic Arts Inc. and EA Swiss Sàrl				X

10.2*
PlayStation 5 Amendment to the PlayStation Global Developer and Publisher Agreement, dated as of October 15, 2020, by and among Electronic Arts Inc., EA Swiss Sàrl, Sony Interactive Entertainment, Inc., Sony Interactive Entertainment LLC, and Sony Interactive Entertainment Europe Limited
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

†    Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 are the following formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows, and (6) Notes to Condensed Consolidated Financial Statements.
*Portions of this exhibit have been redacted pursuant to SEC rules regarding confidential treatment.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
November 10, 2020	Chief Operating Officer and
Chief Financial Officer