Form 10-Q
period 2020-12-31
ELECTRONIC ARTS INC.
filed 2021-02-08
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
As of February 4, 2021, there were 287,626,027 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2020

PART I – FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	December 31, 2020	March 31, 2020 (a)
ASSETS
Current assets:
Cash and cash equivalents	$4,772	$3,768
Short-term investments	1,938	1,967
Receivables, net	778	461
Other current assets	233	321
Total current assets	7,721	6,517
Property and equipment, net	467	449
Goodwill	1,896	1,885
Acquisition-related intangibles, net	37	53
Deferred income taxes, net	1,924	1,903
Other assets	375	305
TOTAL ASSETS	$12,420	$11,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89	$68
Accrued and other current liabilities	1,423	1,052
Deferred net revenue (online-enabled games)	1,380	945
Senior notes, current, net	600	599
Total current liabilities	3,492	2,664
Senior notes, net	397	397
Income tax obligations	296	373
Deferred income taxes, net	1	1
Other liabilities	271	216
Total liabilities	4,457	3,651
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 288 and 288 shares issued and outstanding, respectively	3	3
Additional paid-in capital	—	—
Retained earnings	8,054	7,508
Accumulated other comprehensive loss	(94)	(50)
Total stockholders’ equity	7,963	7,461
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,420	$11,112

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share data)	2020	2019	2020	2019
Net revenue	$1,673	$1,593	$4,283	$4,150
Cost of revenue	601	508	1,175	1,100
Gross profit	1,072	1,085	3,108	3,050
Operating expenses:
Research and development	451	389	1,310	1,157
Marketing and sales	216	202	493	464
General and administrative	149	126	418	364
Acquisition-related contingent consideration	—	2	—	5
Amortization of intangibles	5	5	16	16
Total operating expenses	821	724	2,237	2,006
Operating income	251	361	871	1,044
Interest and other income (expense), net	(6)	13	(19)	50
Income before provision for (benefit from) income taxes	245	374	852	1,094
Provision for (benefit from) income taxes	34	28	91	(1,527)
Net income	$211	$346	$761	$2,621
Earnings per share:
Basic	$0.73	$1.18	$2.63	$8.91
Diluted	$0.72	$1.18	$2.61	$8.85
Number of shares used in computation:
Basic	290	292	289	294
Diluted	292	294	292	296

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2020	2019	2020	2019
Net income	$211	$346	$761	$2,621
Other comprehensive loss, net of tax:
Net gains (losses) on available-for-sale securities	(2)	(1)	6	2
Net losses on derivative instruments	(26)	(29)	(106)	(4)
Foreign currency translation adjustments	23	7	56	(1)
Total other comprehensive loss, net of tax	(5)	(23)	(44)	(3)
Total comprehensive income	$206	$323	$717	$2,618

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except per share data)	Shares	Amount
Balances as of March 31, 2020	288,413	$3	$—	$7,508	$(50)	$7,461
Total comprehensive income	—	—	—	365	(2)	363
Stock-based compensation	—	—	102	—	—	102
Issuance of common stock	1,088	—	(66)	—	—	(66)
Repurchase and retirement of common stock	(747)	—	(36)	(42)	—	(78)
Balances as of June 30, 2020	288,754	3	—	7,831	(52)	7,782
Total comprehensive income	—	—	—	185	(37)	148
Stock-based compensation	—	—	113	—	—	113
Issuance of common stock	868	—	32	—	—	32
Repurchase and retirement of common stock	—	—	—	—	—	—
Balances as of September 30, 2020	289,622	3	145	8,016	(89)	8,075
Total comprehensive income	—	—	—	211	(5)	206
Stock-based compensation	—	—	111	—	—	111
Issuance of common stock	1,345	—	(54)	—	—	(54)
Repurchase and retirement of common stock	(2,524)	—	(202)	(124)	—	(326)
Cash dividends declared ($0.17 per common share)	—	—	—	(49)	—	(49)
Balances as of December 31, 2020	288,443	$3	$—	$8,054	$(94)	$7,963

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except per share data)	Shares	Amount
Balances as of March 31, 2019	298,107	$3	$—	$5,358	$(30)	$5,331
Total comprehensive income	—	—	—	1,421	13	1,434
Stock-based compensation	—	—	73	—	—	73
Issuance of common stock	985	—	(48)	—	—	(48)
Repurchase and retirement of common stock	(3,205)	—	(25)	(280)	—	(305)
Balances as of June 30, 2019	295,887	3	—	6,499	(17)	6,485
Total comprehensive income	—	—	—	854	7	861
Stock-based compensation	—	—	92	—	—	92
Issuance of common stock	584	—	26	—	—	26
Repurchase and retirement of common stock	(3,253)	—	(118)	(188)	—	(306)
Balances as of September 30, 2019	293,218	3	—	7,165	(10)	7,158
Total comprehensive income	—	—	—	346	(23)	323
Stock-based compensation	—	—	91	—	—	91
Issuance of common stock	492	—	(30)	—	—	(30)
Repurchase and retirement of common stock	(3,101)	—	(61)	(244)	—	(305)
Balances as of December 31, 2019	290,609	$3	$—	$7,267	$(33)	$7,237

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended December 31,
(In millions)	2020	2019
OPERATING ACTIVITIES
Net income	$761	$2,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	123	111
Stock-based compensation	326	256
Change in assets and liabilities:
Receivables, net	(309)	(176)
Other assets	(28)	76
Accounts payable	29	(33)
Accrued and other liabilities	245	264
Deferred income taxes, net	(18)	(1,793)
Deferred net revenue (online-enabled games)	434	(27)
Net cash provided by operating activities	1,563	1,299
INVESTING ACTIVITIES
Capital expenditures	(93)	(100)
Proceeds from maturities and sales of short-term investments	2,088	1,375
Purchase of short-term investments	(2,056)	(2,621)
Net cash used in investing activities	(61)	(1,346)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	56	34
Cash dividends paid	(49)	—
Cash paid to taxing authorities for shares withheld from employees	(144)	(86)
Repurchase and retirement of common stock	(404)	(916)
Acquisition-related contingent consideration payment	—	(90)
Net cash used in financing activities	(541)	(1,058)
Effect of foreign exchange on cash and cash equivalents	43	—
Increase (decrease) in cash and cash equivalents	1,004	(1,105)
Beginning cash and cash equivalents	3,768	4,708
Ending cash and cash equivalents	$4,772	$3,603
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$184	$116
Cash paid during the period for interest	21	21
Non-cash investing activities:
Change in accrued capital expenditures	$1	$(20)

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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2021 contains 53 weeks and ends on April 3, 2021. Our results of operations for the fiscal year ended March 31, 2020 contained 52 weeks and ended on March 28, 2020. Our results of operations for the three and nine months ended December 31, 2020 contained 13 weeks and 40 weeks, respectively, and ended on January 2, 2021. Our results of operations for the three and nine months ended December 31, 2019 contained 13 weeks and 39 weeks, respectively, and ended on December 28, 2019. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
Change in Estimated Offering Period
The offering period is the period in which we offer to provide the future update rights and/or online hosting for the game and extra content sold. Because the offering period is not an explicitly defined period, we must make an estimate of the offering period for the service related performance obligations (i.e., future update rights and online hosting). For sales prior to July 1, 2020, revenues for service related performance obligations were generally recognized over an estimated nine-month period beginning in the month after shipment for games and extra content sold through retail, and an estimated six-month period for digitally-distributed games and extra content beginning in the month of sale. During the three months ended September 30, 2020, we completed our annual evaluation of the Estimated Offering Period, and noted that generally, consumers were playing our games for longer periods of time as players engage with services we provide that are designed to enhance and extend gameplay. Based on this, we concluded that the Estimated Offering Period applied to sales made after June 30, 2020 should be lengthened. Revenues for service related performance obligations for games and extra content sold through retail are now recognized over an estimated ten-month period beginning in the month of sale, and revenues for service related performance obligations for digitally-distributed games and extra content are now recognized over an estimated eight-month period beginning in the month of sale, which results in revenue being recognized over a longer period of time. During the three months ended December 31, 2020, this change to our Estimated Offering Period resulted in an estimated decrease in net revenue of $125 million and net income of $105 million, and a decrease of $0.36 diluted earnings per share. During the nine months ended December 31, 2020, this change to our Estimated Offering Period resulted in an estimated decrease in net revenue of $151 million and net income of $125 million, and a decrease of $0.43 diluted earnings per share.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2020 and March 31, 2020, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of December 31, 2020	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$136	$136	$—	$—	Cash equivalents
Money market funds	2,301	2,301	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	686	—	686	—	Short-term investments and cash equivalents
U.S. Treasury securities	570	570	—	—	Short-term investments and cash equivalents
U.S. agency securities	4	—	4	—	Short-term investments
Commercial paper	407	—	407	—	Short-term investments and cash equivalents
Foreign government securities	72	—	72	—	Short-term investments
Asset-backed securities	209	—	209	—	Short-term investments
Certificates of deposit	80	—	80	—	Short-term investments and cash equivalents
Foreign currency derivatives	22	—	22	—	Other current assets and other assets
Deferred compensation plan assets (a)	18	18	—	—	Other assets
Total assets at fair value	$4,505	$3,025	$1,480	$—
Liabilities
Foreign currency derivatives	$72	$—	$72	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	18	18	—	—	Other liabilities
Total liabilities at fair value	$90	$18	$72	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2020	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$78	$78	$—	$—	Cash equivalents
Money market funds	1,599	1,599	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	687	—	687	—	Short-term investments and cash equivalents
U.S. Treasury securities	603	603	—	—	Short-term investments and cash equivalents
U.S. agency securities	8	—	8	—	Short-term investments
Commercial paper	414	—	414	—	Short-term investments and cash equivalents
Foreign government securities	42	—	42	—	Short-term investments
Asset-backed securities	269	—	269	—	Short-term investments
Certificates of deposit	56	—	56	—	Short-term investments
Foreign currency derivatives	76	—	76	—	Other current assets and other assets
Deferred compensation plan assets (a)	13	13	—	—	Other assets
Total assets at fair value	$3,845	$2,293	$1,552	$—
Liabilities
Foreign currency derivatives	$36	$—	$36	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	14	14	—	—	Other liabilities
Total liabilities at fair value	$50	$14	$36	$—

(a)The Deferred Compensation Plan assets consist of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, for additional information regarding our Deferred Compensation Plan.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of December 31, 2020 and March 31, 2020, our cash and cash equivalents were $4,772 million and $3,768 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.
Short-Term Investments
Short-term investments consisted of the following as of December 31, 2020 and March 31, 2020 (in millions):

	As of December 31, 2020				As of March 31, 2020
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$647	$1	$—	$648	$684	$1	$(4)	$681
U.S. Treasury securities	559	1	—	560	530	4	—	534
U.S. agency securities	4	—	—	4	8	—	—	8
Commercial paper	369	—	—	369	377	—	—	377
Foreign government securities	72	—	—	72	42	—	—	42
Asset-backed securities	208	1	—	209	273	—	(4)	269
Certificates of deposit	76	—	—	76	56	—	—	56
Short-term investments	$1,935	$3	$—	$1,938	$1,970	$5	$(8)	$1,967

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of December 31, 2020 and March 31, 2020 (in millions):

	As of December 31, 2020		As of March 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$1,579	$1,580	$1,568	$1,567
Due 1 year through 5 years	348	350	395	393
Due after 5 years	8	8	7	7
Short-term investments	$1,935	$1,938	$1,970	$1,967

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
We transact business in various foreign currencies and have significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign currency forward contracts, generally with maturities of 18 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in certain foreign currencies. Our cash flow risks are primarily related to fluctuations in the Euro, British pound sterling, Canadian dollar, Swedish krona, Australian dollar, Japanese yen, Chinese yuan, South Korean won and Polish zloty. In addition, we utilize foreign currency forward contracts to mitigate foreign currency exchange risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts not designated as hedging instruments generally have a contractual term of approximately three months or less and are transacted near month-end. We do not use foreign currency forward contracts for speculative trading purposes.
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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of December 31, 2020			As of March 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$255	$19	$—	$316	$1	$19
Forward contracts to sell	$1,135	$1	$69	$1,371	$61	$1

The effects of cash flow hedge accounting in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2020 and 2019 are as follows (in millions):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2020		2019		2020		2019
	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,673	$451	$1,593	$389	$4,283	$1,310	$4,150	$1,157
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$(22)	$2	$18	$(1)	$(10)	$(4)	$59	$(8)
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of December 31, 2020			As of March 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$599	$1	$1	$388	$1	$16
Forward contracts to sell	$756	$1	$2	$292	$13	$—
The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2020 and 2019 was as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	Interest and other income (expense), net
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$(6)	$13	$(19)	$50
Gain (losses) on foreign currency forward contracts not designated as hedging instruments	$(13)	$(1)	$(20)	$(4)

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended December 31, 2020 and 2019 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of September 30, 2020	$4	$(41)	$(52)	$(89)
Other comprehensive income (loss) before reclassifications	(2)	(46)	23	(25)
Amounts reclassified from accumulated other comprehensive income (loss)	—	20	—	20
Total other comprehensive income (loss), net of tax	(2)	(26)	23	(5)
Balances as of December 31, 2020	$2	$(67)	$(29)	$(94)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of September 30, 2019	$2	$47	$(59)	$(10)
Other comprehensive income (loss) before reclassifications	(1)	(12)	7	(6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(17)	—	(17)
Total other comprehensive income (loss), net of tax	(1)	(29)	7	(23)
Balances as of December 31, 2019	$1	$18	$(52)	$(33)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended December 31, 2020 and 2019 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2020	$(4)	$39	$(85)	$(50)
Other comprehensive income (loss) before reclassifications	6	(120)	56	(58)
Amounts reclassified from accumulated other comprehensive income (loss)	—	14	—	14
Total other comprehensive income (loss), net of tax	6	(106)	56	(44)
Balances as of December 31, 2020	$2	$(67)	$(29)	$(94)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2019	$(1)	$22	$(51)	$(30)
Other comprehensive income (loss) before reclassifications	3	47	(1)	49
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	(51)	—	(52)
Total other comprehensive income (loss), net of tax	2	(4)	(1)	(3)
Balances as of December 31, 2019	$1	$18	$(52)	$(33)

The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and nine months ended December 31, 2020 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended December 31, 2020	Nine Months Ended December 31, 2020
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$22	$10
Research and development	(2)	4
Total net (gain) loss reclassified, net of tax	$20	$14
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and nine months ended December 31, 2019 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$(18)	$(59)
Research and development	1	8
Total net (gain) loss reclassified, net of tax	$(17)	$(51)

(6) BUSINESS COMBINATIONS
Pending Acquisition of Codemasters
On December 14, 2020, we issued an announcement pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers disclosing the terms of an all-cash offer to acquire all of the issued and to be issued ordinary shares of Codemasters Group Holdings plc, a public limited company registered in England and Wales (“Codemasters”). Under the terms of the offer, Codemasters’ shareholders will receive 604 pence in cash for each ordinary share of Codemasters (implying an equity value of approximately £945 million, or $1.3 billion using the latest practicable exchange rate).
On February 3, 2021, the requisite majority of Codemasters’ shareholders voted to approve the Codemasters acquisition. The transaction remains subject to, among other things, satisfaction or waiver of customary closing conditions. The acquisition is anticipated to close in February 2021. We intend to fund this acquisition with existing cash on hand.
Pending Acquisition of Glu Mobile
On February 8, 2021, we announced that we entered into a definitive merger agreement to acquire Glu Mobile Inc., a leading global developer and publisher of mobile games (“Glu”), (the “Glu acquisition”). Under the terms of the merger agreement, Glu shareholders will receive $12.50 in cash for each outstanding share of Glu common stock, representing an equity value of approximately $2.4 billion, and a total enterprise value of approximately $2.1 billion including Glu’s net cash of $364 million. The merger agreement also provides that we will assume all outstanding unvested equity awards held by Glu employees. The consummation of the Glu acquisition is subject to certain customary closing conditions, including antitrust clearances. The Glu acquisition is expected to close in the first quarter of fiscal 2022. We intend to fund this acquisition with existing cash on hand and any financing we may do from time to time.

(7) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the nine months ended December 31, 2020 are as follows (in millions):

	As of March 31, 2020	Activity	Effects of Foreign Currency Translation	As of December 31, 2020
Goodwill	$2,253	$—	$11	$2,264
Accumulated impairment	(368)	—	—	(368)
Total	$1,885	$—	$11	$1,896
Acquisition-related intangibles consisted of the following (in millions):

	As of December 31, 2020			As of March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$474	$(458)	$16	$474	$(450)	$24
Trade names and trademarks	161	(140)	21	161	(132)	29
Registered user base and other intangibles	5	(5)	—	5	(5)	—
Carrier contracts and related	85	(85)	—	85	(85)	—
Total	$725	$(688)	$37	$725	$(672)	$53
Amortization of intangibles for the three and nine months ended December 31, 2020 and 2019 are classified in the Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Cost of revenue	$—	$5	$—	$9
Operating expenses	5	5	16	16
Total	$5	$10	$16	$25
Acquisition-related intangible assets are amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, currently from 1 to 5 years. As of December 31, 2020 and March 31, 2020, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 1.7 and 2.4 years, respectively.
As of December 31, 2020, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Condensed Consolidated Statements of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2021 (remaining three months)	$6
2022	22
2023	9
2024 and thereafter	—
Total	$37

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
During the three and nine months ended December 31, 2020 and 2019, we did not recognize any material losses or impairment charges on royalty-based commitments.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of December 31, 2020	As of March 31, 2020
Other current assets	$25	$74
Other assets	21	25
Royalty-related assets	$46	$99
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

	As of December 31, 2020	As of March 31, 2020
Accrued royalties	$267	$171
Other liabilities	7	26
Royalty-related liabilities	$274	$197
As of December 31, 2020, we were committed to pay approximately $1,839 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 12 for further information on our developer and licensor commitments.

(9) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of December 31, 2020 and March 31, 2020 consisted of (in millions):

	As of December 31, 2020	As of March 31, 2020
Computer, equipment and software	$827	$722
Buildings	357	340
Leasehold improvements	172	161
Equipment, furniture and fixtures, and other	89	83
Land	66	65
Construction in progress	5	20
	1,516	1,391
Less: accumulated depreciation	(1,049)	(942)
Property and equipment, net	$467	$449

During the three and nine months ended December 31, 2020, depreciation expense associated with property and equipment was $37 million and $100 million, respectively.
During the three and nine months ended December 31, 2019, depreciation expense associated with property and equipment was $29 million and $89 million, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of December 31, 2020 and March 31, 2020 consisted of (in millions):

	As of December 31, 2020	As of March 31, 2020
Other accrued expenses	$360	$273
Accrued compensation and benefits	402	326
Accrued royalties	267	171
Sales returns and price protection reserves	182	109
Deferred net revenue (other)	126	104
Operating lease liabilities	86	69
Accrued and other current liabilities	$1,423	$1,052
Deferred net revenue (other) includes the deferral of subscription revenue, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
Deferred net revenue
Deferred net revenue as of December 31, 2020 and March 31, 2020 consisted of (in millions):

	As of December 31, 2020	As of March 31, 2020
Deferred net revenue (online-enabled games)	$1,380	$945
Deferred net revenue (other)	126	104
Deferred net revenue (noncurrent)	17	8
Total Deferred net revenue	$1,523	$1,057
During the nine months ended December 31, 2020 and 2019, we recognized $1,002 million and $1,169 million of revenue, respectively, that were included in the deferred net revenue balance at the beginning of the period.
Remaining Performance Obligations
As of December 31, 2020, revenue allocated to remaining performance obligations consists of our deferred revenue balance of $1,523 million and amounts to be invoiced and recognized as revenue in future periods of $33 million. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue. We expect to recognize substantially all of these balances as revenue over the next 12 months.

(10) INCOME TAXES
The provision for income taxes for the three and nine months ended December 31, 2020 is based on our projected annual effective tax rate for fiscal year 2021, adjusted for specific items that are required to be recognized in the period in which they are incurred.
Our effective tax rates for the three and nine months ended December 31, 2020 were 14 percent and 11 percent, respectively, as compared to 8 percent and negative 140 percent, respectively, for the same periods in fiscal year 2020.

During the three months ended June 30, 2019, we completed an intra-entity sale of some of our intellectual property rights to our Swiss subsidiary, where our international business is headquartered (the “Swiss intra-entity sale”), resulting in the recognition of a $1.17 billion net Swiss deferred tax asset, which will reverse over a 20-year period. Separately, during the three months ended September 30, 2019, Switzerland enacted a new statutory tax rate. As a result of the enactment, we remeasured our Swiss deferred tax asset and recognized an additional net tax benefit of $630 million through continuing operations (“Swiss rate change benefit”). In addition, the opinion of the Ninth Circuit Court of Appeals in Altera Corp. v Commissioner (the “Altera opinion”) resulted in the recognition of $90 million of unrecognized tax benefits related to U.S. uncertain tax positions during the three months ended June 30, 2019. Excluding the Swiss intra-entity sale, Swiss rate change benefit and Altera opinion, the effective tax rate for the three and nine months ended December 31, 2019 would have been 16 percent and 14 percent, respectively.
When compared to the U.S. federal statutory rate of 21 percent, the effective tax rates for the three and nine months ended December 31, 2020 were lower primarily due to the decreases in unrecognized tax benefits related to prior year tax positions, net of a partial valuation allowance, and excess tax benefits on stock-based compensation.
We are subject to income tax examinations in various jurisdictions with respect to fiscal years after 2010. The timing and potential resolution of income tax examinations is highly uncertain. The total unrecognized tax benefits as of December 31, 2020 were $563 million:

Balance as of March 31, 2020	$983
Increases in unrecognized tax benefits related to prior year tax positions	5
Decreases in unrecognized tax benefits related to prior year tax positions	(441)
Increases in unrecognized tax benefits related to current year tax positions	35
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(2)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(24)
Changes in unrecognized tax benefits due to foreign currency translation	7
Balance as of December 31, 2020	$563
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
Every quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. During the nine months ended December 31, 2020, we recognized an additional $41 million of valuation allowance against our deferred tax assets primarily due to the recognition of previously unrecognized tax benefits related to prior year tax positions and a change in current year estimated ordinary income.

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

The carrying and fair values of the Senior Notes are as follows (in millions):

	As of December 31, 2020	As of March 31, 2020
Senior Notes:
3.70% Senior Notes due 2021	$600	$600
4.80% Senior Notes due 2026	400	400
Total principal amount	$1,000	$1,000
Unaccreted discount	(1)	(1)
Unamortized debt issuance costs	(2)	(3)
Net carrying value of Senior Notes	$997	$996

Fair value of Senior Notes (Level 2)	$1,078	$1,030
As of December 31, 2020, the remaining life of the 2021 Notes and 2026 Notes is approximately 0.2 years and 5.2 years, respectively.
The Senior Notes are senior unsecured obligations and rank equally with all our other existing and future unsubordinated obligations and any indebtedness that we may incur from time to time under our Credit Facility.
The 2026 Notes are redeemable at our option at any time prior to December 1, 2025, subject to a make-whole premium. Within three months of maturity, we may redeem the 2026 Notes, at a redemption price equal to 100% of the aggregate principal amount plus accrued and unpaid interest. In addition, upon the occurrence of a change of control repurchase event, the holders of the Senior Notes may require us to repurchase all or a portion of the Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The Senior Notes also include covenants that limit our ability to incur liens on assets and to enter into sale and leaseback transactions, subject to certain allowances.
We redeemed $600 million aggregate principal amount of the 2021 Notes on February 1, 2021 plus accrued and unpaid interest of $9 million.
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
The credit agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a debt to EBITDA ratio. As of December 31, 2020, we were in compliance with the debt to EBITDA ratio.
As of December 31, 2020, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.

Interest Expense
The following table summarizes our interest expense recognized for the three and nine months ended December 31, 2020 and 2019 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Amortization of debt issuance costs	$(1)	$—	$(2)	$(1)
Coupon interest expense	(10)	(10)	(31)	(31)
Total interest expense	$(11)	$(10)	$(33)	$(32)

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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include, but are not limited to: FIFA (Fédération Internationale de Football Association), FIFPRO Foundation, FAPL (Football Association Premier League Limited), DFL Deutsche Fußball Liga E.V. (German Soccer League), and Liga Nacional De Futbol Profesional (professional soccer); National Basketball Association and National Basketball Players Association (professional basketball); National Hockey League and NHL Players’ Association (professional hockey); NFL Properties LLC, NFL Players Association and NFL Players Inc. on behalf of OneTeam Partners, LLC (professional football); William Morris Endeavor Entertainment LLC (professional mixed martial arts); ESPN (content in EA SPORTS games); Disney Interactive (Star Wars); and Fox Digital Entertainment, Inc. (The Simpsons). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations as of December 31, 2020 (in millions):

		Fiscal Years Ending March 31,
		2021
		(Remaining
	Total	three mos.)	2022	2023	2024	2025	2026	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,839	$31	$307	$367	$357	$366	$273	$138
Marketing commitments	675	27	151	131	129	117	85	35
Senior Notes interest	102	7	20	19	19	19	18	—
Operating lease imputed interest	31	2	7	5	4	3	2	8
Operating leases not yet commenced (a)	151	—	2	3	7	12	14	113
Other purchase obligations	99	15	59	20	3	1	1	—
Total unrecognized commitments	2,897	82	546	545	519	518	393	294

Recognized commitments
Senior Notes principal and interest	1,014	614	—	—	—	—	400	—
Operating leases	295	21	68	44	37	31	25	69
Transition Tax and other taxes	66	22	24	3	4	6	7	—
Licensing commitments	34	7	27	—	—	—	—	—
Total recognized commitments	1,409	664	119	47	41	37	432	69

Total Commitments	$4,306	$746	$665	$592	$560	$555	$825	$363

(a)As of December 31, 2020, we have entered into four office leases that have not yet commenced with aggregate future lease payments of approximately $151 million. These office leases are expected to commence between the remainder of fiscal year 2021 and fiscal year 2023, and will have lease terms ranging from 5 to 12 years.
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of December 31, 2020; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above, as of December 31, 2020, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $275 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Legal Proceedings
The Netherlands Gambling Authority (“NGA”) has asserted that the randomized selection of virtual items in the FIFA Ultimate Team mode of our FIFA franchise contravenes the Dutch Betting and Gaming Act. On October 15, 2020, the District Court of the Hague affirmed the NGA’s decision. We have appealed the District Court’s order, and the NGA’s decision is suspended through the appeals process. We do not believe that the operational or financial consequences from these proceedings will have a material adverse effect on our Condensed Consolidated Financial Statements. We do not believe that our products and services violate applicable gambling laws.
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
Stock Options
The following table summarizes our stock option activity for the nine months ended December 31, 2020:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2020	1,074	$30.85
Granted	2	122.84
Exercised	(790)	29.34
Forfeited, cancelled or expired	—	—
Outstanding as of December 31, 2020	286	$35.78	3.49	$31
Vested and expected to vest	286	$35.78	3.49	$31
Exercisable as of December 31, 2020	286	$35.78	3.49	$31
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of December 31, 2020, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.

Restricted Stock Units
The following table summarizes our restricted stock unit activity for the nine months ended December 31, 2020:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2020	6,217	$100.42
Granted	3,080	126.46
Vested	(3,102)	103.39
Forfeited or cancelled	(345)	107.52
Outstanding as of December 31, 2020	5,850	$112.14
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
The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the nine months ended December 31, 2020:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2020	579	$110.51
Granted	—	—
Forfeited or cancelled	—	—
Outstanding as of December 31, 2020	579	$110.51
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

The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the nine months ended December 31, 2020:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2020	1,898	$128.41
Granted	874	145.78
Vested	(157)	113.72
Forfeited or cancelled	(420)	137.69
Outstanding as of December 31, 2020	2,195	$134.60
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Cost of revenue	$1	$1	$4	$3
Research and development	74	60	214	170
Marketing and sales	11	10	34	27
General and administrative	25	20	74	56
Stock-based compensation expense	$111	$91	$326	$256
During the three and nine months ended December 31, 2020, we recognized $8 million and $46 million, respectively, of deferred income tax benefit related to our stock-based compensation expense. During the three and nine months ended December 31, 2019, we recognized $6 million and $17 million, respectively, of deferred income tax benefit related to our stock-based compensation expense.
As of December 31, 2020, our total unrecognized compensation cost related to restricted stock units, market-based restricted stock units, and performance-based restricted stock units was $645 million and is expected to be recognized over a weighted-average service period of 1.8 years. Of the $645 million of unrecognized compensation cost, $547 million relates to restricted stock units, $95 million relates to market-based restricted stock units, and $3 million relates to performance-based restricted stock units at an 88 percent average payout.
Stock Repurchase Program
In May 2018, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $2.4 billion of our common stock. Repurchases under the May 2018 program were completed in April 2020.
In November 2020, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. This stock repurchase program expires on November 4, 2022. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended December 31, 2020, we repurchased approximately 2.5 million shares for approximately $326 million under this program. We are actively repurchasing shares under this program.

The following table summarizes total shares repurchased during the three and nine months ended December 31, 2020 and 2019:

	May 2018 Program		November 2020 Program		Total
(In millions)	Shares	Amount	Shares	Amount	Shares	Amount
Three months ended December 31, 2020	—	$—	2.5	$326	2.5	$326
Nine months ended December 31, 2020	0.7	$78	2.5	$326	3.2	$404
Three months ended December 31, 2019	3.1	$305	—	$—	3.1	$305
Nine months ended December 31, 2019	9.6	$916	—	$—	9.6	$916

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2020	2019	2020	2019
Net income	$211	$346	$761	$2,621
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	290	292	289	294
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	2	2	3	2
Weighted-average common stock outstanding — diluted	292	294	292	296
Earnings per share:
Basic	$0.73	$1.18	$2.63	$8.91
Diluted	$0.72	$1.18	$2.61	$8.85
For the three and nine months ended December 31, 2020, two million of restricted stock units, market-based restricted stock units and performance-based restricted stock units were excluded from the treasury stock method computation of diluted shares, respectively, as their inclusion would have had an antidilutive effect.
For the three and nine months ended December 31, 2019, two million of restricted stock units and market-based restricted stock units were excluded from the treasury stock method computation of diluted shares, respectively, as their inclusion would have had an antidilutive effect.

(15) SEGMENT AND REVENUE INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Our CODM currently reviews total company operating results to assess overall performance and allocate resources. As of December 31, 2020, we have only one reportable segment, which represents our only operating segment.

Information about our total net revenue by timing of recognition for the three and nine months ended December 31, 2020 and 2019 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net revenue by timing of recognition
Revenue recognized at a point in time	$860	$772	$1,639	$1,649
Revenue recognized over time	813	821	2,644	2,501
Net revenue	$1,673	$1,593	$4,283	$4,150
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
Information about our total net revenue by composition for the three and nine months ended December 31, 2020 and 2019 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net revenue by composition
Full game downloads	$347	$286	$733	$600
Packaged goods	375	403	630	931
Full game	722	689	1,363	1,531

Live services and other	951	904	2,920	2,619
Net revenue	$1,673	$1,593	$4,283	$4,150
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
Information about our total net revenue by platform for the three and nine months ended December 31, 2020 and 2019 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Platform net revenue
Console	$1,191	$1,163	$2,837	$2,846
PC and other	326	261	900	762
Mobile	156	169	546	542
Net revenue	$1,673	$1,593	$4,283	$4,150

Information about our operations in North America and internationally for the three and nine months ended December 31, 2020 and 2019 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net revenue from unaffiliated customers
North America	$678	$690	$1,883	$1,711
International	995	903	2,400	2,439
Net revenue	$1,673	$1,593	$4,283	$4,150

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Electronic Arts, Inc. and subsidiaries (the Company) as of January 2, 2021, the related condensed consolidated statements of operations, comprehensive income, and stockholders’ equity for the three-month and nine-month periods ended January 2, 2021 and December 28, 2019, the related condensed consolidated statements of cash flows for the nine-month periods ended January 2, 2021 and December 28, 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
February 8, 2021

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

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended December 31, 2020, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 as filed with the SEC on May 20, 2020 and in other documents we have filed with the SEC.
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

Financial Results
Our key financial results for our fiscal quarter ended December 31, 2020 were as follows:
•Total net revenue was $1,673 million, up 5 percent year-over-year.
•Live services and other net revenue was $951 million, up 5 percent year-over-year.
•Gross margin was 64.1 percent, down 4 percentage points year-over-year.
•Operating expenses were $821 million, up 13 percent year-over-year.
•Operating income was $251 million, down 30 percent year-over-year.
•Net income was $211 million with diluted earnings per share of $0.72.
•Operating cash flow was $1,124 million, up 2 percent year-over-year.
•Total cash, cash equivalents and short-term investments were $6,710 million.
•We repurchased 2.5 million shares of our common stock for $326 million.
•In November 2020, we initiated and declared a quarterly cash dividend of $0.17 per share of common stock. We paid cash dividends of $49 million during the quarter ended December 31, 2020.
•On February 1, 2021, we declared a quarterly cash dividend of $0.17 per share of our common stock, payable March 24, 2021 to shareholders of record as of the close of business on March 3, 2021.
From time to time, we make comparisons of current periods to prior periods with reference to constant currency. For the fiscal quarter ended December 31, 2020, foreign currency exchange rates did not have a material impact on our net revenue and operating expenses.
Trends in Our Business
COVID-19 Impact. We are closely monitoring the impact of the COVID-19 pandemic to our people and our business. Since the outbreak of COVID-19, we have focused on actions to support our people, our players, and communities around the world that have been affected by the COVID-19 pandemic.
Our People: The wellbeing of our people is our top priority, and to keep everyone as safe as possible, the vast majority of our workforce will be working from home at least through September 2021. We are offering support and resources to our people, including payments to assist with work from home costs and care needs, a pandemic care leave program, and additional services for mental and physical health. We have developed a detailed protocol for how we will evaluate the readiness to return to work for each of our offices around the world, accounting for guidance from health authorities and government, vaccine availability and effectiveness, the comfort level of our employees, and preparation of our facilities for continued physical distancing.
Our Business: With more people staying home, we have seen growth in our business and across the industry. We have continued to execute against our plans, delivering ten new games so far in fiscal 2021, bringing our games to new platforms and adding tens of millions of new players to our network. We have seen a significant increase in digital sales that appears resilient. Live services net bookings for the nine months ended December 31, 2020 increased more than 26 percent year-over-year. We have also experienced a significant increase in the percentage of our games purchased digitally, and we believe this step-up is likely a permanent structural change driven by shelter-in-place orders resulting from the COVID-19 pandemic.
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

Live Services Business. We offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated outside of the sale of our base games. Our net revenue attributable to live services and other was $3,951 million, $3,550 million and $3,133 million for the trailing twelve months ended December 31, 2020, 2019 and 2018, respectively, and we expect that live services net revenue will continue to be material to our business. Within live services and other, net revenue attributable to extra content was $3,073 million, $2,728 million and $2,268 million for the trailing twelve months ended December 31, 2020, 2019 and 2018, respectively. Extra content net revenue has increased as players engage with our games and services over longer periods of time, and purchase additional content designed to provide value to players and extend and enhance gameplay. Our most popular live service is the extra content purchased for the Ultimate Team mode associated with our sports franchises. Ultimate Team allows players to collect current and former professional players in order to build and compete as a personalized team. Net revenue from extra content sales for Ultimate Team was $1,491 million, $1,369 million and $1,180 million during fiscal years 2020, 2019 and 2018, respectively, a substantial portion of which was derived from FIFA Ultimate Team.
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
The following is a calculation of our total net bookings for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2020	2019	2020	2019
Total net revenue	$1,673	$1,593	$4,283	$4,150
Change in deferred net revenue (online-enabled games)	727	428	417	(34)
Net bookings (a)	$2,400	$2,021	$4,700	$4,116
(a) At the beginning of fiscal year 2021, we changed the way in which we present net bookings to align with GAAP net revenue measures. Net bookings from mobile platform partners are now presented gross of platform provider fees. Historically, we presented net bookings from these partners net of platform fees. Net bookings for the three and nine months ended December 31, 2019 has been recast for comparability.
Net bookings were $2,400 million for the three months ended December 31, 2020 driven by sales related to FIFA 21, Madden NFL 21, Apex Legends, and The Sims 4. Net bookings increased $379 million or 19 percent as compared to the three months ended December 31, 2019 primarily driven by the FIFA franchise due to year-over-year change in the launch date of our FIFA console title from the second quarter in fiscal year 2020 to the third quarter in fiscal year 2021, Apex Legends, Star Wars: Squadrons, and the Madden franchise, partially offset by Star Wars Jedi: Fallen Order and Need for Speed Heat. Live services and other net bookings were $1,542 million for the three months ended December 31, 2020, and increased $301 million or 24 percent as compared to the three months ended December 31, 2019. The increase in live services and other net bookings was due primarily to an increase in sales of extra content for Ultimate Team and Apex Legends. Full game net bookings were $858 million for the three months ended December 31, 2020, and increased $78 million or 10 percent as compared to the three months ended December 31, 2019 due to FIFA 21, Star Wars: Squadrons, and NHL 21, partially offset by Star Wars Jedi: Fallen Order and Need for Speed Heat.
Recent Developments
Acquisition of Codemasters. On December 14, 2020, we issued an announcement pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers disclosing the terms of an all-cash offer to acquire the entire issued and to be issued ordinary shares of Codemasters. Under the terms of the offer, Codemasters’ shareholders will receive 604 pence in cash for each ordinary share of Codemasters (implying an equity value of approximately £945 million, or $1.3 billion using the latest practicable exchange rate).
On February 3, 2021, the requisite majority of Codemasters’ shareholders voted to approve the Codemasters acquisition. The transaction remains subject to, among other things, satisfaction or waiver of customary closing conditions. The acquisition is anticipated to close in February 2021. We intend to fund this acquisition with existing cash on hand.
Codemasters is a UK-based game developer and publisher of high-quality racing games across console, PC and mobile. Its franchises include DiRT®, GRID®, Project CARS and the official F1® series of videogames.
Acquisition of Glu Mobile. On February 8, 2021, we announced that we entered into a definitive merger agreement to acquire Glu Mobile Inc., a leading global developer and publisher of mobile games (“Glu”), (the “Glu acquisition”). Under the terms of the merger agreement, Glu shareholders will receive $12.50 in cash for each outstanding share of Glu common stock, representing an equity value of approximately $2.4 billion, and a total enterprise value of approximately $2.1 billion including Glu’s net cash of $364 million. The merger agreement also provides that we will assume all outstanding unvested equity awards held by Glu employees. The consummation of the Glu acquisition is subject to certain customary closing conditions, including antitrust clearances. The Glu acquisition is expected to close in the first quarter of fiscal 2022. We intend to fund this acquisition with existing cash on hand and any financing we may do from time to time.

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
During the three months ended September 30, 2020, we completed our annual evaluation of the Estimated Offering Period, and noted that generally, consumers were playing our games for longer periods of time as players engage with services we provide that are designed to enhance and extend gameplay. Based on this, we concluded that the Estimated Offering Period applied to sales made after June 30, 2020 should be lengthened. Revenues for service related performance obligations for games and extra content sold through retail are now recognized over an estimated ten-month period beginning in the month of sale, and revenues for service related performance obligations for digitally-distributed games and extra content are now recognized over an estimated eight-month period beginning in the month of sale, which results in revenue being recognized over a longer period of time. This change in Estimated Offering Period did not impact the amount of net bookings or the operating cash flows that we report. We expect that this change will move the recognition of approximately $300 million in net revenue from fiscal year 2021 into fiscal year 2022. During the three months ended December 31, 2020, this change to our Estimated Offering Period resulted in an estimated decrease in net revenue of $125 million and net income of $105 million, and a decrease of $0.36 diluted earnings per share. During the nine months ended December 31, 2020, this change to our Estimated Offering Period resulted in an estimated decrease in net revenue of $151 million and net income of $125 million, and a decrease of $0.43 diluted earnings per share.
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
Every quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. Our Swiss deferred tax assets realizability analysis relies upon future Swiss taxable income as the primary source of taxable income but considers all available sources of Swiss income based on the positive and negative evidence. We give more weight to evidence that can be objectively verified. However, there is significant judgment involved in estimating future Swiss taxable income over the 20-year period over which the Swiss deferred tax assets will reverse, specifically related to assumptions about expected growth rates of future Swiss taxable income, which are based primarily on third party market and industry growth data. Actual results that differ materially from those estimates could have a material impact on our valuation allowance assessment. Although objectively verifiable, Swiss interest rates have an impact on the valuation allowance and are based on published Swiss guidance. Any significant changes to such interest rates could result in a material impact to the valuation allowance. Switzerland has a seven-year carryforward period and does not permit the carry back of losses. Changes in Estimated Offering Period could also impact the utilization of our Swiss deferred tax assets. We do not recognize any deferred taxes related to the U.S. taxes on foreign earnings as we recognize these taxes as a period cost.
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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2021 contains 53 weeks and ends on April 3, 2021. Our results of operations for the fiscal year ended March 31, 2020 contained 52 weeks and ended on March 28, 2020. Our results of operations for the three and nine months ended December 31, 2020 contained 13 weeks and 40 weeks, respectively, and ended on January 2, 2021. Our results of operations for the three and nine months ended December 31, 2019 contained 13 weeks and 39 weeks, respectively, and ended on December 28, 2019. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
Net Revenue Quarterly Analysis
Net Revenue
Net revenue for the three months ended December 31, 2020 was $1,673 million, primarily driven by FIFA 21, Madden NFL 21, FIFA 20, The Sims 4, and Apex Legends. Net revenue for the three months ended December 31, 2020 increased $80 million, as compared to the three months ended December 31, 2019. This increase was driven by a $373 million increase in net revenue primarily from FIFA 21 due to year-over-year change in the launch date of our FIFA console title from the second quarter in fiscal year 2020 to the third quarter in fiscal year 2021 and Medal of Honor: Above and Beyond, partially offset by a $293 million decrease in net revenue primarily from Star Wars Jedi: Fallen Order and the Need for Speed franchise.

Net Revenue by Composition

As our business has evolved and management focuses less on the differentiation between our packaged goods business and our digital business and more on our full game sales and live services that extend and enhance gameplay, we have updated our presentation of net revenue by composition to align with this management view.

Our net revenue by composition for the three months ended December 31, 2020 and 2019 was as follows (in millions):

	Three Months Ended December 31,
	2020	2019	$ Change	% Change
Net revenue:
Full game downloads	$347	$286	$61	21%
Packaged goods	375	403	(28)	(7)%
Full game	$722	$689	$33	5%

Live services and other	$951	$904	$47	5%
Total net revenue	$1,673	$1,593	$80	5%
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

For the three months ended December 31, 2020, full game net revenue was $722 million, primarily driven by FIFA 21, Madden NFL 21, and Star Wars: Squadrons. Full game net revenue for the three months ended December 31, 2020 increased $33 million, or 5 percent, as compared to the three months ended December 31, 2019. This increase was driven by a $61 million increase in full game downloads net revenue primarily from the FIFA franchise due to year-over-year change in the launch date of our FIFA console title from the second quarter in fiscal year 2020 to the third quarter in fiscal year 2021 and the Madden franchise, and Star Wars: Squadrons, offset by Star Wars Jedi: Fallen Order. This increase was offset by a $28 million decrease in packaged goods net revenue primarily driven by Star Wars Jedi: Fallen Order and the Need for Speed franchise, partially offset by the FIFA franchise.

Live Services and Other Net Revenue
Live services and other net revenue includes revenue from sales of extra content for console, PC and mobile games, licensing revenue from third-party publishing partners who distribute our games digitally, subscriptions, advertising, and non-software licensing.
For the three months ended December 31, 2020, live services and other net revenue was $951 million primarily driven by sales of extra content for FIFA Ultimate Team, Apex Legends, and The Sims 4. Live services and other net revenue for the three months ended December 31, 2020 increased $47 million, or 5 percent, as compared to the three months ended December 31, 2019. This increase was driven by Medal of Honor: Above and Beyond and sales of extra content for Apex Legends.
Net Revenue Year-to-Date Analysis
Net Revenue
Net revenue for the nine months ended December 31, 2020 was $4,283 million, primarily driven by FIFA 20, FIFA 21, The Sims 4, Apex Legends, Madden NFL 20, and Madden NFL 21. Net revenue for the nine months ended December 31, 2020 increased $133 million, as compared to the nine months ended December 31, 2019. This increase was driven by a $478 million increase in net revenue primarily from The Sims, FIFA, and Madden franchises. This increase was partially offset by a $345 million decrease in net revenue primarily from Anthem, Star Wars Jedi: Fallen Order, and the Battlefield franchise.

Net Revenue by Composition

Our net revenue by composition for the nine months ended December 31, 2020 and 2019 was as follows (in millions):

	Nine Months Ended December 31,
	2020	2019	$ Change	% Change
Net revenue:
Full game downloads	$733	$600	$133	22%
Packaged goods	630	931	(301)	(32)%
Full game	$1,363	$1,531	$(168)	(11)%

Live services and other	$2,920	$2,619	$301	11%
Total net revenue	$4,283	$4,150	$133	3%
Full Game Net Revenue
For the nine months ended December 31, 2020, full game net revenue was $1,363 million, primarily driven by FIFA 21, Madden NFL 21, FIFA 20, Star Wars Jedi: Fallen Order, and Need for Speed Heat. Full game net revenue for the nine months ended December 31, 2020 decreased $168 million, or 11 percent, as compared to the nine months ended December 31, 2019. This decrease was driven by a $301 million decrease in packaged goods net revenue primarily driven by Star Wars Jedi: Fallen Order, the FIFA franchise, and Anthem. This decrease was partially offset by a $133 million increase in full game downloads net revenue primarily driven by the FIFA franchise, Star Wars: Squadrons, and UFC 4, partially offset by Anthem.

Live Services and Other Net Revenue
For the nine months ended December 31, 2020, live services and other net revenue was $2,920 million primarily driven by sales of extra content for FIFA Ultimate Team, The Sims 4, Apex Legends, and Madden Ultimate Team. Live services and other net revenue for the nine months ended December 31, 2020 increased $301 million, or 11 percent, as compared to the nine months ended December 31, 2019. This increase was driven by sales of extra content for FIFA Ultimate Team, The Sims 4, and Madden Ultimate Team.
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
Cost of revenue for the three months ended December 31, 2020 and 2019 was as follows (in millions):

December 31, 2020	% of Net Revenue	December 31, 2019	% of Net Revenue	% Change	Change as a % of Net Revenue
$601	36%	$508	32%	18%	4%
Cost of Revenue
Cost of revenue increased by $93 million, or 18 percent during the three months ended December 31, 2020, as compared to the three months ended December 31, 2019. This increase was primarily due to an increase in royalty and inventory costs driven by higher sales of the FIFA franchise, and an increase in platform fees and hosting fees driven by higher sales of Star Wars: Galaxy of Heroes and Apex Legends. These increases were partially offset by a decrease in royalty and inventory costs driven by the Star Wars franchise.
Cost of revenue as a percentage of total net revenue increased by 4 percent during the three months ended December 31, 2020, as compared to the three months ended December 31, 2019. This increase was primarily due to an increase in deferred net revenue, royalty costs due to product mix, platform fees, and hosting fees, partially offset by lower product costs due to the favorable mix of lower packaged goods net revenue in proportion of digital net revenue.
Cost of Revenue Year-to-Date Analysis
Cost of revenue for the nine months ended December 31, 2020 and 2019 was as follows (in millions):

December 31, 2020	% of Net Revenue	December 31, 2019	% of Net Revenue	% Change	Change as a % of Net Revenue
$1,175	27%	$1,100	26%	7%	1%
Cost of Revenue
Cost of revenue increased by $75 million, or 7 percent during the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019. This increase was primarily due to an increase in royalty costs driven by higher sales associated with the FIFA and Madden franchises, and an increase in platform fees and hosting fees driven by higher sales of Star Wars: Galaxy of Heroes and Apex Legends, partially offset by a decrease in inventory costs driven by the Star Wars, FIFA, and Need for Speed franchises, and a decrease in royalty costs driven by the Star Wars franchise.
Cost of revenue as a percentage of total net revenue remained relatively consistent during the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019.

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
Research and development expenses for the three and nine months ended December 31, 2020 and 2019 were as follows (in millions):

	December 31, 2020	% of Net Revenue	December 31, 2019	% of Net Revenue	$ Change	% Change
Three months ended	$451	27%	$389	24%	$62	16%
Nine months ended	$1,310	31%	$1,157	28%	$153	13%

Research and development expenses increased by $62 million, or 16 percent, during the three months ended December 31, 2020, as compared to the three months ended December 31, 2019. This increase was primarily due to a $48 million increase in personnel-related costs primarily resulting from an increase in headcount due to our continued investment in our studios and an increase in variable compensation and related expenses, and a $14 million increase in stock-based compensation.
Research and development expenses increased by $153 million, or 13 percent, during the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019. This increase was primarily due to a $121 million increase in personnel-related costs primarily resulting from an increase in headcount due to our continued investment in our studios and an increase in variable compensation and related expenses, and a $44 million increase in stock-based compensation. These increases were partially offset by a $20 million decrease in travel and entertainment expense.
Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three and nine months ended December 31, 2020 and 2019 were as follows (in millions):

	December 31, 2020	% of Net Revenue	December 31, 2019	% of Net Revenue	$ Change	% Change
Three months ended	$216	13%	$202	13%	$14	7%
Nine months ended	$493	12%	$464	11%	$29	6%
Marketing and sales expenses increased by $14 million, or 7 percent during the three months ended December 31, 2020, as compared to the three months ended December 31, 2019. This increase was primarily due to a $7 million increase in advertising and promotional spending on the FIFA franchise, and a $7 million increase in personnel-related costs primarily resulting from an increase in variable compensation and related expenses.
Marketing and sales expenses increased by $29 million, or 6 percent, during the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019. This increase was primarily due to a $20 million increase in personnel-related costs primarily resulting from an increase in variable compensation and related expenses, and a $7 million increase in stock-based compensation, and a $7 million increase in advertising and promotional spending on the FIFA franchise. These increases were partially offset by a $5 million decrease in travel and entertainment expense.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.

General and administrative expenses for the three and nine months ended December 31, 2020 and 2019 were as follows (in millions):

	December 31, 2020	% of Net Revenue	December 31, 2019	% of Net Revenue	$ Change	% Change
Three months ended	$149	9%	$126	8%	$23	18%
Nine months ended	$418	10%	$364	9%	$54	15%

General and administrative expenses increased by $23 million, or 18 percent, during the three months ended December 31, 2020, as compared to the three months ended December 31, 2019. This increase was primarily due to a $12 million increase in personnel-related costs driven by an increase in variable compensation and related expenses, a $5 million increase in stock-based compensation, and a $5 million increase in facility related costs.
General and administrative expenses increased by $54 million, or 15 percent, during the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019. This increase was primarily due to a $38 million increase in personnel-related costs driven by an increase in variable compensation and related expenses, an $18 million increase in stock-based compensation, and a $6 million increase in facility related costs. These increases were partially offset by a $15 million decrease in travel and entertainment expense.

Income Taxes
Provision for (benefit from) income taxes for the three and nine months ended December 31, 2020 and 2019 were as follows (in millions):

	December 31, 2020	Effective Tax Rate	December 31, 2019	Effective Tax Rate
Three months ended	$34	14%	$28	8%
Nine months ended	$91	11%	$(1,527)	(140)%
The provision for income taxes for the three and nine months ended December 31, 2020 is based on our projected annual effective tax rate for fiscal year 2021, adjusted for specific items that are required to be recognized in the period in which they are incurred.
Our effective tax rates for the three and nine months ended December 31, 2020 were 14 percent and 11 percent, respectively, as compared to 8 percent and negative 140 percent, respectively, for the same periods in fiscal year 2020. During the three months ended June 30, 2019, we completed an intra-entity sale of some of our intellectual property rights to our Swiss subsidiary, where our international business is headquartered (the “Swiss intra-entity sale”), resulting in the recognition of a $1.17 billion net Swiss deferred tax asset, which will reverse over a 20-year period. Separately, during the three months ended September 30, 2019, Switzerland enacted a new statutory tax rate. As a result of the enactment, we remeasured our Swiss deferred tax asset and recognized an additional net tax benefit of $630 million through continuing operations (“Swiss rate change benefit”). In addition, the opinion of the Ninth Circuit Court of Appeals in Altera Corp. v Commissioner (the “Altera opinion”) resulted in the recognition of $90 million of unrecognized tax benefits related to U.S. uncertain tax positions during the three months ended June 30, 2019. Excluding the Swiss intra-entity sale, Swiss rate change benefit and Altera opinion, the effective tax rate for the three and nine months ended December 31, 2019 would have been 16 percent and 14 percent, respectively.
When compared to the U.S. federal statutory rate of 21 percent, the effective tax rates for the three and nine months ended December 31, 2020 were lower primarily due to the decreases in unrecognized tax benefits related to prior year tax positions, net of a partial valuation allowance, and excess tax benefits on stock-based compensation.

Every quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. During the nine months ended December 31, 2020, we recognized an additional $41 million of valuation allowance against our deferred tax assets primarily due to the recognition of previously unrecognized tax benefits related to prior year tax positions and a change in current year estimated ordinary income.
We expect our full year fiscal year 2021 effective tax rate to increase to approximately 28% in the fourth quarter due to an election to capitalize and amortize certain research and development expenses for U.S. income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of December 31, 2020	As of March 31, 2020	Increase/(Decrease)
Cash and cash equivalents	$4,772	$3,768	$1,004
Short-term investments	1,938	1,967	(29)
Total	$6,710	$5,735	$975
Percentage of total assets	54%	52%

	Nine Months Ended December 31,
(In millions)	2020	2019	Change
Net cash provided by operating activities	$1,563	$1,299	$264
Net cash used in investing activities	(61)	(1,346)	1,285
Net cash used in financing activities	(541)	(1,058)	517
Effect of foreign exchange on cash and cash equivalents	43	—	43
Net increase (decrease) in cash and cash equivalents	$1,004	$(1,105)	$2,109
Changes in Cash Flow
Operating Activities. Net cash provided by operating activities increased by $264 million during the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019, primarily driven by higher collections due to improved performance as we saw extraordinary levels of engagement during the three months ended June 30, 2020 as players spent more time at home as a result of the COVID-19 pandemic and lower marketing and advertising payments. This increase is partially offset by higher cash outflow from hedging activities, higher variable compensation payments related to fiscal year 2020 performance, higher personnel-related costs, and higher cash payments for income taxes and royalties.
Investing Activities. Net cash used in investing activities decreased by $1,285 million during the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019, primarily driven by a $713 million increase in proceeds from maturities and sales of short-term investments and a $565 million decrease in the purchase of short-term investments.
Financing Activities. Net cash used in financing activities decreased by $517 million during the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019, primarily driven by a $512 million decrease in the repurchase and retirement of our common stock and a $90 million of contingent consideration payment in connection with our acquisition of Respawn Entertainment, LLC during the nine months ended December 31, 2019. These decreases were partially offset by a $58 million increase in cash paid to taxing authorities in connection with withholding taxes for stock-based compensation and $49 million of cash dividends payments in the current year.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of December 31, 2020, our short-term investments had gross unrealized gains of $3 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.
Senior Notes
In February 2016, we issued $600 million aggregate principal amount of the 2021 Notes and $400 million aggregate principal amount of the 2026 Notes. The effective interest rate is 3.94% for the 2021 Notes and 4.97% for the 2026 Notes. Interest is payable semiannually in arrears, on March 1 and September 1 of each year. We redeemed $600 million aggregate principal amount of the 2021 Notes on February 1, 2021 plus accrued and unpaid interest of $9 million.
See Note 11 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our Senior Notes, which is incorporated by reference into this Item 2.

Credit Facility
On August 29, 2019, we entered into a $500 million unsecured revolving credit facility (“Credit Facility”) with a syndicate of banks. The Credit Facility terminates on August 29, 2024 unless the maturity is extended in accordance with its terms. As of December 31, 2020, no amounts were outstanding under the Credit Facility. See Note 11 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our Credit Facility, which is incorporated by reference into this Item 2.
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
In November 2020, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. This stock repurchase program expires on November 4, 2022. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended December 31, 2020, we repurchased approximately 2.5 million shares for approximately $326 million under this program. We are actively repurchasing shares under this program.
In November 2020, our Board of Directors initiated a quarterly cash dividend on the Company’s common stock. Our current quarterly cash dividend is $0.17 per share of common stock, subject to declaration by our Board of Directors or a designated Committee of the Board of Directors.
On December 14, 2020, we announced the pending acquisition of Codemasters for approximately £945 million, or $1.3 billion using the latest practicable exchange rate. On February 3, 2021, the requisite majority of Codemasters’ shareholders voted to approve the Codemasters acquisition. The transaction remains subject to, among other things, satisfaction or waiver of customary closing conditions. The acquisition is anticipated to close in February 2021. We intend to fund this acquisition with existing cash on hand.
On February 8, 2020, we announced that we entered into a definitive merger agreement to acquire Glu for $12.50 in cash for each outstanding common share of Glu. This represents an equity value of approximately $2.4 billion and a total enterprise value of approximately $2.1 billion. The transaction remains subject to certain customary closing conditions, including antitrust clearances. The Glu acquisition is expected to close in the first quarter of fiscal 2022. We intend to fund this acquisition with existing cash on hand and any financing we may do from time to time.
Our foreign subsidiaries will generally be subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of December 31, 2020, approximately $3.3 billion of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.
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

OFF-BALANCE SHEET COMMITMENTS
As of December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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
Foreign Currency Exchange Risk
Foreign Currency Exchange Rates. International sales are a fundamental part of our business, and the strengthening of the U.S. dollar (particularly relative to the Euro, British pound sterling, Australian dollar, Japanese yen, Chinese yuan, South Korean won and Polish zloty) has a negative impact on our reported international net revenue, but a positive impact on our reported international operating expenses (particularly the Swedish krona and Canadian dollar) because these amounts are translated at lower rates as compared to periods in which the U.S. dollar is weaker. While we use foreign currency hedging contracts to mitigate some foreign currency exchange risk, these activities are limited in the protection that they provide us and can themselves result in losses.
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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of December 31, 2020, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $147 million or $295 million, respectively. As of December 31, 2020, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses in the Condensed Consolidated Statements of Operations on our foreign currency forward contracts used in balance sheet hedging of $136 million or $271 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in the same manner and actual results may differ materially. See Note 4 — Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.

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
As of December 31, 2020, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.
Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Changes in interest rates affect the fair value of our short-term investment portfolio. To provide a meaningful assessment of the interest rate risk associated with our short-term investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio assuming a 150 basis point parallel shift in the yield curve. As of December 31, 2020, a hypothetical 150 basis point increase in interest rates would have resulted in a $14 million, or 1% decrease in the fair market value of our short-term investments.

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

Changes in internal control over financial reporting

There has been no change in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended December 31, 2020 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II – OTHER INFORMATION
Item 1.Legal Proceedings
The Netherlands Gambling Authority (“NGA”) has asserted that the randomized selection of virtual items in the FIFA Ultimate Team mode of our FIFA franchise contravenes the Dutch Betting and Gaming Act. On October 15, 2020, the District Court of the Hague affirmed the NGA’s decision. We have appealed the District Court’s order, and the NGA’s decision is suspended through the appeals process. We do not believe that the operational or financial consequences from these proceedings will have a material adverse effect on our Condensed Consolidated Financial Statements. We do not believe that our products and services violate applicable gambling laws.
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
New console systems historically have been developed and released several years apart. In periods of transition, sales of products for legacy generation consoles typically slow or decline in response to the introduction of new consoles, and sales of products for new generation consoles typically stabilize only after new consoles are widely-established with the consumer base. Sony and Microsoft recently released new generation consoles. Consistent with historical transition periods, we expect consumers to purchase fewer products for the Sony PlayStation 4 and Microsoft Xbox One consoles during the transition period. The console transition may have a comparable impact on our live services business, potentially increasing the impact on our financial results. The transition could accelerate faster than anticipated and may put downward pressure on legacy generation pricing, which could negatively affect our operating results. Our revenue from sales for the new generation consoles from Sony and Microsoft may not offset the negative effects of the transition on our operating results. Alternatively, adoption of the new generation consoles in which we have made significant investments may be slower than we anticipate or wide consumer availability may be delayed because of, among other things, business disruptions resulting from the COVID-19 pandemic. We do not control the unit volumes of consoles made available for sale, the pricing or appeal of new generation consoles, or the rates at which consumers purchase these consoles. As a result, our operating results during this transition may be more volatile and difficult to predict.
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
We have made and may continue to make acquisitions or enter into other strategic transactions including (1) acquisitions of companies, businesses, intellectual properties, and other assets, (2) minority investments in strategic partners, and (3) investments in new interactive entertainment businesses as part of our long-term business strategy. For example, in December 2020 we announced the Codemasters acquisition, and in February 2021 we announced the Glu acquisition. The Codemasters acquisition, the Glu acquisition, and other transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment, that we acquire liabilities, litigation related to the transactions, that our due diligence process does not identify significant issues, liabilities or other challenges, diversion of management’s attention from our other businesses, the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased cash and non-cash expenses. In addition, we may not integrate these businesses successfully or achieve expected synergies. For example, we may experience difficulties with the integration of business systems and technologies, the integration and retention of new employees, the implementation of our internal control and compliance procedures and/or the remediation of the internal control and compliance environment of the acquired entity, or the maintenance of key business and customer relationships. These events could harm our operating results or financial condition.
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
International sales are a fundamental part of our business. For our fiscal year ended March 31, 2020, international net revenue comprised 59 percent of our total net revenue, and we expect our international business to continue to account for a significant portion of our total net revenue. As a result of our international sales, and also the denomination of our foreign investments and our cash and cash equivalents in foreign currencies, we are exposed to the effects of fluctuations in foreign currency exchange rates, and volatility in foreign currency exchange rates has increased in connection with the macroeconomic uncertainty caused by the COVID-19 pandemic. Strengthening of the U.S. dollar, particularly relative to the Euro, British pound sterling, Australian dollar, Japanese yen, Chinese yuan, South Korean won and Polish zloty, has a negative impact on our reported international net revenue but a positive impact on our reported international operating expenses (particularly when the U.S. dollar strengthens against the Swedish krona and the Canadian dollar) because these amounts are translated at lower rates. We use foreign currency hedging contracts to mitigate some foreign currency risk. However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. In addition, interest rate volatility, including lower interest rates resulting from actions taken in connection with the COVID-19 pandemic, can decrease the amount of interest earned on our cash, cash equivalents and short-term investment portfolio.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In November 2020, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. This stock repurchase program expires on November 4, 2022. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended December 31, 2020, we repurchased approximately 2.5 million shares for approximately $326 million under this program. We are actively repurchasing shares under this program.

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
November 1, 2020 - November 28, 2020	931,463	$119.73	931,463	$2,488
November 29, 2020 - January 2, 2021	1,592,389	$134.23	1,592,389	$2,275
	2,523,852	$128.88	2,523,852

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Exhibits

The exhibits listed in the accompanying index to exhibits on Page 62 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2020
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
2.1	Rule 2.7 Announcement, dated December 14, 2020	8-K	000-17948	12/14/2020

2.2	Co-operation Agreement, dated December 14, 2020, by and between Electronic Arts Inc., Codex Games Limited and Codemasters Group Holdings PLC	8-K	000-17948	12/14/2020

2.3	Agreement and Plan of Merger, dated as of February 8, 2021, by and among Electronic Arts Inc., Giants Acquisition Sub, Inc. and Glu Mobile Inc.	8-K	000-17948	02/08/2021

10.1	Voting and Support Agreement, dated as of February 8, 2021, by and among Electronic Arts Inc., Giants Acquisition Sub, Inc. and Red River Investment Limited.	8-K	000-17948	02/08/2021

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH†	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

†    Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2020 are the following formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows, and (6) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
February 8, 2021	Chief Operating Officer and
Chief Financial Officer