Form 10-K
period 2021-03-31
ELECTRONIC ARTS INC.
filed 2021-05-26
CIK 712515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐        No ☑
The aggregate market value of the registrant’s common stock, $0.01 par value, held by non-affiliates of the registrant as of October 2, 2020, the last business day of our second fiscal quarter, was $37,181 million.
As of May 24, 2021, there were 286,191,176 shares of the registrant’s common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders (the “2021 Proxy”) are incorporated by reference into Part III hereof. The 2021 Proxy is expected to be filed not later than 120 days after the registrant’s fiscal year end. Except with respect to information specifically incorporated by reference into this Form 10-K, the 2021 Proxy is not deemed to be filed as part hereof.

ELECTRONIC ARTS INC.
2021 FORM 10-K ANNUAL REPORT

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
Our Strategic Pillars
Our strategic pillars focus on delivering amazing games and content, offering services that extend and enhance the experience, and connecting more players across more platforms, and more ways to play. We believe that the breadth and depth of our portfolio, live services offerings, and our use of multiple business models and distribution channels provide us with strategic advantages. These advantages include the opportunity to engage an increasing number of players across more distribution channels and geographies, and dependable sources of revenue from our annualized sports franchises (e.g., FIFA, Madden NFL), our console, PC and mobile catalog titles (i.e., titles that did not launch in the current fiscal year), and our live services. In fiscal year 2021, execution against our strategic pillars and increased engagement with our products and services led to growth in our business, aided by consumers spending more time at home because of social restrictions and local government mandates related to the COVID-19 pandemic. In addition, longer-term trends that benefit our business accelerated. Live services and other net revenue for fiscal year 2021 increased more than 10 percent year-over-year. We have also experienced a significant increase in the percentage of our games purchased digitally. The full extent of the impact of the COVID-19 pandemic to our business, operations and financial results will depend on numerous evolving factors that cannot be accurately predicted at this time, including those factors included in Part I, Item 1A of this Annual Report under the heading “Risk Factors” beginning on Page 9.
Amazing Games and Content; Services that Extend and Enhance the Experience
Our foundation is a portfolio of intellectual property from which we create innovative games and content that enables us to build on-going and meaningful relationships with communities of players, creators and viewers. Our portfolio includes brands that we either wholly own (such as Battlefield, The Sims, Apex Legends, Need for Speed and Plants vs. Zombies) or license from others (such as FIFA, Madden NFL and Star Wars).
We develop and publish games and services across diverse genres, such as sports, racing, first-person shooter, action, role-playing and simulation. We have added to the breadth of our portfolio in recent years by, among other things, launching Apex Legends, our first free-to-play console game, expanding the ways in which players can engage with The Sims 4 and adding new modes through which players can engage with our sports franchises. The depth of our portfolio is demonstrated by providing players with opportunities for choice within genres and franchises. For example, our sports portfolio includes the FIFA (soccer), Madden NFL (American football), NHL (ice hockey), Formula 1 (auto racing), and UFC (ultimate fighting) franchises, among others. And within our franchises we have innovated by providing multiple modalities of play designed to satisfy the various motivations of our players. For example, within FIFA 21, in addition to the professional soccer simulation base game, players can also engage with FIFA Ultimate Team, designed for players motivated by competition and self-improvement as well as VOLTA FOOTBALL, designed for players that play for social connection and self-expression. FIFA is our largest and most popular game and franchise. Revenue from our FIFA franchise, including the annualized console and PC game which is consistently one of the best-selling games in the marketplace as well as from FIFA Ultimate Team, is material to our business and will continue to be so. We seek to add to the breadth and depth of our portfolio by investing in developing and establishing new brands as well as investing in our partnerships with external game developers to create games and content that we bring to market.
In addition, we acquired Glu Mobile, Inc. (“Glu”) on April 29, 2021 and Codemasters Group Holdings plc (“Codemasters”) on February 18, 2021. The $2.3 billion acquisition of Glu is expected to accelerate our mobile growth by creating a combined organization with ongoing live services across multiple games and genres. We also believe that the acquisition will create value by adding Glu’s expertise in casual sports and lifestyle genres to new titles based on our intellectual property. The $1.2 billion Codemasters acquisition grows our presence in racing, creating a global leader in racing entertainment. For more information about the Glu and Codemasters acquisition, see Part II, Item 8 of this Form 10-K in the Notes to the Consolidated Financial Statements in Note 7 — Business Combinations.
Through our live services offerings, we offer our players high-quality experiences designed to provide value to players and extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated outside of the sale of our base games. Our digital live services and other net revenue represented 71 percent of our total net revenue during fiscal year 2021. We expect that live services net revenue, particularly extra content net revenue, will continue to be material to our business. Our most popular live service is the extra content purchased within the Ultimate Team mode associated with our sports franchises. Ultimate Team allows players to collect current and former professional players in order to build, and compete as, a personalized team. Net revenue from Ultimate Team represented 29 percent of our total net revenue during fiscal year 2021, a substantial portion of which was derived from FIFA Ultimate Team. In addition, in fiscal year 2021, we provided players with additional engagement opportunities through launching four seasons of content for Apex Legends, expanding Apex Legends to the Nintendo Switch platform, releasing five additional content packs for The Sims 4 and continuing a robust schedule of live events for Ultimate Team across our FIFA, Madden NFL and NHL franchises.
Within our games and live services, we offer additional services that are designed to connect players to their friends and to the games they love, such as access to online marketplaces and in-game player rewards and achievements, which such services do not directly monetize. We also promote positive play in our games and services, aiming to offer safe, fun and inclusive environments in which to play by, among other things, providing players with information about their engagement and tools that allow them control of their experiences.
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
Connecting More Players, Across more Platforms, and More Ways to Play
We are focused on reaching more players whenever and wherever they want to play. We believe that we can add value to our network by making it easier for players to connect to a world of play by offering choice of business model, distribution channel and device. Our games and services can be played and watched on consoles, PCs, mobile phones, tablets, and reach our players through both digital distribution channels and retail channels. Players can access our games and services through traditional single-game purchase or through subscription offerings; and certain of our games and services are available through a “free-to-play” model whereby players download the game for free and engage with services provided on an ongoing basis. For example, we develop products and services within the FIFA franchise that allow players to engage with FIFA through multiple business models, distribution channels and devices, including: (1) our annualized console and PC games and associated services, which can be purchased through both digital distribution and retail channels and also is available through subscription services; (2) FIFA Mobile, a mobile free-to-play offering; and (3) FIFA Online, a PC free-to-play game available in certain countries.
Digitally, our console games and live services can be purchased through third-party storefronts, such as the digital stores of our console partners. In fiscal year 2021 we expanded our reach, including by launching FIFA 21 and Madden NFL 21 on the Microsoft Xbox Series X and the Sony Playstation 5, and by launching FIFA 21, Madden NFL 21 and Star Wars Jedi: Fallen Order on Google Stadia. Our direct sales to Sony and Microsoft represented approximately 34 percent and 18 percent of total net revenue, respectively, in fiscal year 2021. Our mobile and tablet games and services are available through third-party application storefronts such as the Apple App Store and Google Play. Our PC games and services can be downloaded directly through Origin, EA’s digital storefront, as well as through third-party online download stores, such as Steam. We also partner with third parties to publish our mobile and PC games and services in certain Asian territories, such as our partnerships with Tencent Holdings Limited for FIFA Online in China and Nexon Co. Ltd. for FIFA Online in Korea. From time to time, third parties will publish mobile and tablet games and services under a license to certain of our intellectual property assets.
We also offer our EA Play subscription service on consoles and PC as we look to build deeper relationships with our players and offer increased choice and flexibility for our players to try new games. EA Play allows players access to a selection of our console and PC games and services for a monthly or annual fee. In fiscal year 2021, we expanded the audience for EA Play by launching on Steam and integrating with Microsoft GamePass.
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
Publishing Partners in Asia. We have entered into agreements whereby we partner with certain companies, including Tencent Holdings Limited and Nexon Co., Ltd. or their respective affiliates, pursuant to which these companies publish our mobile and PC free-to-play games in certain countries, including China and Korea. Our players access games from the publishers’ online storefronts and are charged for additional content purchased within our game environment. The agreements generally establish the amounts that are retained by the publisher, and the amounts passed through to us.
Competition
The market for interactive entertainment is intensely competitive and changes rapidly as new products, business models and distribution channels are introduced. We also face competition for the right to use certain intellectual property included in our products. In order to remain successful, we are required to anticipate, sometimes years in advance, the ways in which our products and services will compete in the market. We face significant competition from companies such as Activision Blizzard, Take-Two Interactive, Ubisoft, Epic Games, Tencent, Zynga, Netmarble, Warner Brothers, Sony, Microsoft and Nintendo, primarily with respect to developing games and services that operate on consoles, PCs and/or mobile devices. In addition, the gaming, technology/internet, and entertainment industries have converged in recent years and larger, well-funded technology companies such as Alphabet, Amazon, Apple, Facebook and Microsoft are pursuing and strengthening their interactive entertainment capabilities and new entrants continue to emerge.

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
Governmental Regulation
We are a global company subject to various and complex laws and regulations domestically and internationally, including laws and regulations related to user privacy, data collection and retention, consumer protection, protection of minors, content, including user-generated content, advertising, localization, information security, intellectual property, competition and taxation, among others. Many of these laws and regulations are continuously evolving and developing, and the application to, and impact on, us is uncertain. Certain of our business models are subject to new laws or regulations or evolving interpretations and application of existing laws and regulations, including those related to gambling. The growth and development of electronic commerce, virtual items and virtual currency has prompted calls for new laws and regulations and resulted in the application of existing laws or regulations that have limited or restricted the sale of our products and services in certain territories.
Seasonality
We have historically experienced the highest percentage of our net bookings in our third fiscal quarter due to seasonal holiday demand and the launch timing of our games. While we expect this trend to continue in fiscal year 2022, there is no assurance that it will.
Human Capital
A healthy culture and engaged workforce is essential to our ability to execute our strategic pillars and build on-going and meaningful relationships with our communities. As a knowledge-based business, our ability to attract, train, motivate and retain qualified employees is a critical factor in the successful development of our products and services and that our future success will depend, in large measure, on our ability to continue attracting, training, motivating and retaining qualified employees. As of March 31, 2021, we employed approximately 11,000 people globally, with 64 percent located internationally.
We are focused on supporting our employees across the full employee lifecycle and have implemented programs and practices designed to promote inclusion and diversity, employee engagement and employee wellness. For example, we support seven employee resource groups (“ERGs”) which are a critical component of our culture and provide allyship across groups and functions within the company. Our ERGs connect employees, create a sense of belonging, and contribute directly to our inclusion and diversity pillars. Our largest ERG, Women’s Ultimate Team, has approximately 1,500 members. In addition, to support our employees during the COVID-19 pandemic, during fiscal year 2021 we enhanced our programs to provide additional temporary support, including payments to assist with work from home costs and care needs, a pandemic care leave program, and additional services for mental and physical health.

Inclusion and Diversity
Inclusion and diversity is a business imperative because our global player community crosses lines of gender, race, ethnicity and geography. To create games and experiences that resonate with players, we need to cultivate a workforce that reflects this diverse player community. We work to embed inclusion across our systems and processes in order to (1) develop relatable content and games, (2) enable expansion into new and diverse markets, (3) attract, develop and retain talent that can thrive and do their best work and (4) bridge to better representation that authentically reflects our players.
In fiscal year 2021, we published our Company-wide gender and racial/ethnic representation for the first time which will allow our communities and stakeholders to measure our progress. To accelerate this progress with respect to representation, we strive to (1) create an inclusive culture that welcomes different viewpoints and enables employees to do the best work of their careers, (2) equip our leaders with training and education that increases understanding and provides them with the tools and behaviors to be inclusive managers that advocate for equity, inclusion, and diversity and (3) evaluate people processes with an eye to systemic inclusion and execution of inclusive behaviors and practices.
Our commitments to inclusion, diversity and equity extend to compensating our employees fairly based on the work that they perform. We consider our pay equity philosophy at each stage at which compensation decisions are made, including when hiring and promoting employees and through our annual review cycle. In addition, we annually partner with an independent outside firm to review employees’ pay and ensure our compensation philosophy and practices are fair and free from unconscious bias, resulting in equitable pay.
Talent Acquisition, Development and Retention
Our talent planning and hiring strategies are aligned with our strategic vision and where we need to invest and develop as a business. We target talent that possess skills that are critical to the future of our business, including investing in the development and growth of the next generation of diverse talent through community outreach and STEAM education.
We are focused on promoting the total wellness of our people and maintain resources, programs and services to support employees' physical, mental, familial and financial health. We offer a wide range of benefits, such as comprehensive health insurance and time-off and leave programs, including specialized programs around key life events. In response to the COVID-19 pandemic, we introduced temporary expansions of our benefits programs that we determined were in the best interests of our employees and our communities. These include payments to assist with work from home costs and care needs and a pandemic care leave program.
All regular, full-time employees are asked to complete an Engagement Survey twice per year, which helps EA understand how to improve the employee experience. We also conduct regular manager surveys, and during fiscal year 2021, offered ongoing access to targeted surveys to better understand the needs of our employees as they navigated the COVID-19 pandemic. Results of all employee surveys are evaluated and shared across the organization and inform opportunities for further improvement in our people practices.
Investor Information
Our website address is www.ea.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as amended, are available free of charge on the Investor Relations section of our website at http://ir.ea.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We announce material financial information and business updates through our SEC filings, press releases, public conference calls and webcasts, the Investor Relations section of our website at http://ir.ea.com, our blog at https://www.ea.com/news and through our Twitter account @EA. Except as expressly set forth in this Form 10-K annual report, the contents of our website, 2020 Impact Report and/or social media accounts are not incorporated into, or otherwise to be regarded as part of this report.
Company Information
We were incorporated originally in California in 1982. In September 1991, we were reincorporated under the laws of Delaware. Our principal executive offices are located at 209 Redwood Shores Parkway, Redwood City, California 94065 and our telephone number is (650) 628-1500.

Information About Our Executive Officers
The following table sets forth information regarding our executive officers as of May 26, 2021:

Name	Age	Position
Andrew Wilson	46	Chief Executive Officer
Blake Jorgensen	61	Chief Operating Officer and Chief Financial Officer
Laura Miele	51	Chief Studios Officer
Kenneth Moss	55	Chief Technology Officer
Christopher Bruzzo	51	Executive Vice President, Marketing, Commercial and Positive Play
Mala Singh	50	Chief People Officer
Kenneth A. Barker	54	Senior Vice President, Chief Accounting Officer
Jacob J. Schatz	51	Executive Vice President, General Counsel and Corporate Secretary
Mr. Wilson has served as EA’s Chief Executive Officer and as a director of EA since September 2013. Prior to his appointment as our Chief Executive Officer, Mr. Wilson held several positions within the Company since joining EA in May 2000, including Executive Vice President, EA SPORTS from August 2011 to September 2013. Mr. Wilson also serves as chairman of the board of the privately-held World Surf League and is a member of the Board of Trustees of the Paley Center for Media. Mr. Wilson has served on the board of directors of Intel Corporation within the last five years.
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
Mr. Moss has served as EA’s Chief Technology Officer since July 2014. He served as Vice President of Market Places Technology, Science and Data at eBay Inc. from November 2011 to July 2014. Prior to joining eBay, he co-founded CrowdEye, Inc. and served as its Chief Executive Officer from October 2008 to November 2011. Prior to CrowdEye, Mr. Moss served in various technology roles, including leadership roles, at Microsoft Corporation for twenty years. Mr. Moss graduated from Princeton University.
Mr. Bruzzo has served as EA’s Executive Vice President, Marketing, Commercial and Positive Play since October 2020. From September 2014 to October 2020, Mr. Bruzzo served as EA’s Chief Marketing Officer. Prior to joining EA, he served as Senior Vice President at Starbucks Corporation from June 2011 to August 2014. Mr. Bruzzo graduated from Whitworth University.
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
Competition in our business is intense. Many new products and services are regularly introduced, but only a relatively small number of products and associated services drive significant engagement and account for a significant portion of total revenue. Our competitors range from established interactive entertainment companies to emerging start-ups. In addition, the gaming, technology/internet, and entertainment industries have converged in recent years and larger, well-funded technology companies are pursuing and strengthening their interactive entertainment capabilities. We expect new competitors to continue to emerge throughout the world. If our competitors develop more successful and engaging products or services, offer competitive products or services at lower price points, or if we do not continue to develop consistently high-quality, well-received and engaging products and services, or if our marketing strategies are not innovative or fail to resonate with players, particularly during key selling periods, our revenue, margins, and profitability will decline.
We strive to create innovative and high-quality products and services that allow us to build on-going and meaningful relationships with our community. However, innovative and high-quality titles, even if highly-reviewed, may not meet our expectations or the expectations of our players. Many financially successful products and services within our industry are iterations of prior titles with large established consumer bases and significant brand recognition, which makes competing in certain categories challenging. In addition, products or services of our direct competitors or other entertainment companies may take a larger portion of consumer spending or time than we anticipate, which could cause our products and services to underperform relative to our expectations. A significant portion of our revenue historically has been derived from products and services based on a few popular franchises, and the underperformance of a single major title has had, and could in the future have, a material adverse impact on our financial results. For example, we have historically derived a significant portion of our net revenue from sales related to our largest and most popular game, FIFA, annualized versions of which are consistently one of the best-selling games in the marketplace. Any events or circumstances that negatively impact our FIFA franchise, such as product or service quality, other products that take a portion of consumer spending and time, the delay or cancellation of a product or service launch, increased competition for key licenses, or real or perceived security risks, could negatively impact our financial results to a disproportionate extent.
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
Our ability to meet product and live service development schedules is affected by a number of factors both within and outside our control, including feedback from our players, the creative processes involved, the coordination of large and sometimes geographically dispersed development teams, the complexity of our products and the platforms for which they are developed, the need to fine-tune our products prior to their release and, in certain cases, approvals from third parties. We have experienced development delays for our products and services in the past which caused us to delay or cancel release dates. Any failure to meet anticipated production or release schedules likely would result in a delay of revenue and/or possibly a significant shortfall in our revenue, increase our development and/or marketing expenses, harm our profitability, and cause our operating results to be materially different than anticipated. If we miss key selling periods for products or services, particularly the fiscal quarter ending in December, for any reason, including product delays or product cancellations our sales likely will suffer significantly.
We also seek to release certain products and extra content for our live services - such as our sports franchises and the associated Ultimate Team live service - in conjunction with key events, such as the beginning of a sports season, events associated with the sports calendar, or the release of a related movie. If such seasons or events were delayed, cancelled or poorly received, our sales could suffer materially. For example, the COVID-19 pandemic has resulted in the disruption, postponement, and cancellation of sports seasons and sporting events. Further disruption, postponement and cancellation of sports seasons and sporting events around which we seek to launch our games and provide live services could have a material adverse impact on our business and operating results.
Our industry changes rapidly and we may fail to anticipate or successfully implement new or evolving technologies, or adopt successful business strategies, distribution methods or services.
Rapid changes in our industry require us to anticipate, sometimes years in advance, the ways in which our products and services will be competitive in the market. We have invested, and in the future may invest, in new business and marketing strategies, technologies, distribution methods, products, and services. There can be no assurance that these strategic investments will achieve expected returns. For example, we are investing in our mobile business through seeking to maximize our mobile live services, meaningfully expanding key franchises on the mobile platform and through mergers and acquisitions activity. In addition, we are investing in a technological infrastructure that we expect will enable us to deliver content that will resonate with players and provide more choice in the way that players connect with their games, with each other, and with new types of content. Such endeavors involve significant risks and uncertainties. No assurance can be given that the technology we choose to implement, the business and marketing strategies we choose to adopt and the products, services and platform strategies that we pursue will achieve financial results that meet or exceed our expectations. Our reputation and brand could also be adversely affected. We also may miss opportunities or fail to respond quickly enough to adopt technology or distribution methods or develop products, services or new ways to engage with our games that become popular with consumers, which could adversely affect our financial results.
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
We aim to offer our players safe, fun and inclusive environments in which to play; provide players with information about their engagement and tools that allow them control of their experiences; and deploy tools and technologies to give players faith in their gameplay experience. Although we expend resources, and expect to continue to expend resources, to promote positive play, our efforts may not be successful due to scale, limitations of existing technologies or other factors. If our efforts are unsuccessful, our brand and reputation may be harmed and our financial and operating results may be adversely impacted. Negative sentiment about gameplay fairness, our online communities, our business practices, business models or game content also can lead to investigations or increased scrutiny from governmental bodies and consumer groups, as well as litigation, which, regardless of their outcome, may be costly, damaging to our reputation and harm our business.
Certain of our games and features on our platforms support online features that allow players and viewers to communicate with one another and post content, in real time, that is visible to other players and viewers. From time to time, this “user generated content” may contain objectionable and offensive content that is distributed and disseminated by third parties and our brands may be negatively affected by such actions. If we fail to appropriately respond to the dissemination of such content, we may be subject to lawsuits and governmental regulation, our players may not engage with our products and services and/or may lose confidence in our brands and our financial results may be adversely affected.
External game developers may not meet product development schedules or otherwise honor their obligations.
We contract with external game developers to develop our games or to publish or distribute their games. While we maintain contractual protections, we have less control over the product development schedules of games developed by external developers. We depend on their ability to meet product development schedules which could be negatively affected by, among other things, the distributed workforce model resulting from the COVID-19 pandemic. In addition, disputes occasionally arise with external developers, including with respect to game content, launch timing, achievement of certain milestones, the game development timeline, marketing campaigns, contractual terms and interpretation. If we have disputes with external developers or they cannot meet product development schedules, acquire certain approvals or are otherwise unable or unwilling to honor their obligations to us, we may delay or cancel previously announced games, alter our launch schedule or experience increased costs and expenses, which could result in a delay or significant shortfall in anticipated revenue, harm our profitability and reputation, and cause our financial results to be materially affected.
Our business depends on the success and availability of consoles, systems and devices developed by third parties and our ability to develop commercially successful products and services for those consoles, systems and devices.
The success of our business is driven in part by the commercial success and adequate supply of third-party consoles, systems and devices for which we develop our products and services or through which our products and services are distributed. Our success depends on our ability to connect more players, across more platforms, and more ways to play by accurately predicting which consoles, systems and devices will be successful in the marketplace, our ability to develop commercially successful products and services that reach players across multiple channels, our ability to simultaneously manage products and services on multiple consoles, systems and devices and our ability to effectively transition our products and services to new consoles, systems and devices. We must make product development decisions and commit significant resources well in advance of the commercial availability of new consoles, systems and devices, and we may incur significant expense to adjust our product portfolio and development efforts in response to changing consumer preferences. Additionally, we may enter into certain exclusive licensing arrangements that affect our ability to deliver or market products or services on certain consoles, systems or devices. A console, system or device for which we are developing products and services may not succeed as expected or new consoles, systems or devices may take market share and interactive entertainment consumers away from those for which we have devoted significant resources. If consumer demand for the consoles, systems or devices for which we are developing products and services is lower than our expectations, we may be unable to fully recover the investments we have made in developing our products and services, and our financial performance will be harmed. Alternatively, a console, system or device for which we have not devoted significant resources could be more successful than we initially anticipated, causing us to not be able to reach our intended audience and take advantage of meaningful revenue opportunities.
In fiscal year 2021, our key console partners Sony and Microsoft each released new generation consoles. In periods of transition, sales of products for legacy generation consoles typically slow or decline in response to the introduction of new consoles, and sales of products for new generation consoles typically stabilize only after new consoles are widely-established with the consumer base. This console transition may have a comparable impact on our live services business, potentially increasing the impact on our financial results. The transition could accelerate faster than anticipated and may put downward pressure on legacy generation pricing, which could negatively affect our operating results. Our revenue from sales for the new generation consoles from Sony and Microsoft may not offset the negative effects of the transition on our operating results. Alternatively, adoption of the new generation consoles in which we have made significant investments may be slower than we anticipate or wide consumer availability may be delayed. We do not control the unit volumes of consoles made available for sale, the pricing or appeal of new generation consoles, or the rates at which consumers purchase these consoles. For a period of time, we will also develop, market and operate games and services on both legacy and new generation consoles simultaneously. As a result of these factors, our operating results during this transition may be more volatile and difficult to predict.

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
We have made and may continue to make acquisitions or enter into other strategic transactions including (1) acquisitions of companies, businesses, intellectual properties, and other assets, (2) minority investments in strategic partners, and (3) investments in new interactive entertainment businesses as part of our long-term business strategy. For example, in February 2021 we acquired Codemasters and in April 2021 we acquired Glu. The Codemasters acquisition, the Glu acquisition, and other transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment or cannot realize anticipated tax benefits, that we acquire liabilities and/or litigation from acquired companies or liabilities and/or litigation results from the transactions, that our due diligence process does not identify significant issues, liabilities or other challenges, diversion of management’s attention from our other businesses, and the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased cash and non-cash expenses. In addition, we may not integrate these businesses successfully or achieve expected synergies. For example, we may experience difficulties and costs associated with the integration of business systems and technologies, and acquired products and services, the integration and retention of new employees, the implementation of our internal control and compliance procedures and/or the remediation of the internal control and compliance environment of the acquired entity, or the maintenance of key business and customer relationships. These events could harm our operating results or financial condition.
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
We rely on various business partners, including third-party service providers, vendors, licensing partners, development partners and licensees. Their actions may put our business and our reputation and brand at risk. For example, we may have disputes with our business partners that may impact our business and/or financial results. In many cases, our business partners may be given access to sensitive and proprietary information in order to provide services and support, and they may misappropriate our information and engage in unauthorized use of it. In addition, the failure of these third parties to provide adequate services and technologies, or the failure of the third parties to adequately maintain or update their services and technologies, could result in a disruption to our business operations. Further, disruptions in the financial markets, economic downturns, poor business decisions, or reputational harm may adversely affect our business partners and they may not be able to continue honoring their obligations to us or we may cease our arrangements with them. Alternative arrangements and services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner or vendor. If we lose one or more significant business partners, our business could be harmed and our financial results could be materially affected.
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
OPERATIONAL RISKS
The COVID-19 pandemic has affected how we are operating our business and the full extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain.
As a result of the COVID-19 pandemic and related public health measures, federal, state, local and foreign governmental authorities have imposed, and continue to impose, protocols and restrictions intended to contain the spread of the virus, including limitations on the size of gatherings, mandated closure of work facilities, schools and businesses, quarantines, lockdowns and travel restrictions. In addition, we have established, and will continue to maintain protocols to promote the health and safety of our workforce and business partners. Substantially all of our office locations, including our global headquarters in Redwood Shores, California and key studios across North America, Europe and Asia remain closed to the majority of our employees with onsite access limited to those with a critical need.

The global work-from-home operating environment has caused strain and fatigue to our global workforce. In addition, certain of our development teams currently work in a distributed environment, whereas these teams historically collaborated in-person on the creative and technical process required to develop high-quality products and services at scale. Each of these factors has disrupted, and may continue to disrupt, the productivity of our workforce and the creative process to which our teams are accustomed. Companies in our industry have experienced issues related to game and service quality during the current work-from-home period. While we were able to execute against our product and service launch schedules with minimal impact and deliver quality games and services at scale during fiscal year 2021, the longer-term impact to our creative and technical development processes is unknown and the associated risks, including with respect to game quality and developmental delays, which may cause us to delay or cancel release dates, may be heightened as the work-from-home period persists.
We are actively planning so that we are ready to re-open locations when it is appropriate to do so, consistent with the health and safety of our employees and in compliance with any local legal restrictions or requirements. The reintroduction of employees to the workplace could introduce operational risk, negatively impact productivity, and give rise to claims by employees or otherwise adversely affect our business. In addition, the long-term effects of the COVID-19 pandemic on the nature of the office environment and remote working are not certain and may present operational challenges and impact our ability to attract and retain talent, and our teams’ ability to collaborate creatively, each of which may adversely affect our business.
During the COVID-19 pandemic, we have seen increased demand for our products and services and changing player behavior with more people staying at home. Our financial results and operating metrics benefited during fiscal year 2021 from these factors. In addition, longer-term trends that benefit our business accelerated, including a significant increase in live services revenue and the proportion of our games purchased digitally. These trends from fiscal year 2021 may not be indicative of results for future periods, particularly as factors related to the COVID-19 pandemic lessen and consumers can engage with other forms of entertainment, if the trend towards digital adoption decelerates, or if global macroeconomic effects related to the COVID-19 pandemic persist even after the pandemic has subsided.
The extent of the impact of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the pandemic, the extent, speed and effectiveness of worldwide containment and vaccination efforts and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to flexibly respond to and manage the impact of these and other currently unknown impacts related to the COVID-19 pandemic, our business will be harmed.
To the extent that the COVID-19 pandemic harms our business and results of operations, many of the other risks described in this “Risk Factors” section may be heightened.
Catastrophic events may disrupt our business.
Natural disasters, cyber-incidents, weather events, wildfires, power disruptions, telecommunications failures, pandemics, health crises and other public health events, failed upgrades of existing systems or migrations to new systems, acts of terrorism or other events could cause outages, disruptions and/or degradations of our infrastructure (including our or our partners’ information technology and network systems), a failure in our ability to conduct normal business operations, or the closure of public spaces in which players engage with our games and services. The health and safety of our employees, players, third-party organizations with whom we partner, or regulatory agencies on which we rely could be also affected, any of which may prevent us from executing against our business strategies and/or cause a decrease in consumer demand for our products and services.
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
The integrity of our and our partners’ information technology networks and systems is critical to our ongoing operations, products, and services. Our industry is prone to, and our systems and networks are subject to actions by malfeasant actors, such as cyber-attacks and other information security incidents that seek to exploit, disable, damage, and/or disrupt our networks, business operations, products and services and supporting technological infrastructure, or gain access to consumer and employee personal information, our intellectual property and other assets. In addition, our systems and networks could be harmed or improperly accessed due to error by employees or third parties that are authorized to access to these networks and systems. We also rely on technological infrastructure provided by third-party business partners to support the online functionality of our products and services, who are also subject to these same cyber risks. Both our partners and we have expended, and expect to continue to expend, financial and operational resources to guard against cyber risks and to help protect our data and systems. However, the techniques used by malfeasant actors change frequently, continue to evolve in sophistication and volume, and often are not detected for long periods of time. As a result of the COVID-19 pandemic, remote access to our networks and systems, and the networks and systems of our partners, has increased substantially. While we and our partners have taken steps to secure our networks and systems, these networks and systems may be more vulnerable to a successful cyber-attack or information security incident while workforces remains distributed. The costs to respond to, mitigate, and/or notify affected parties of cyber-attacks and other security vulnerabilities are significant. In addition, such events could compromise the confidentiality, integrity, or accessibility of these networks and systems or result in the compromise or loss of the data, including personal data, processed by these systems. Consequences of such events have included, and could in the future include, the loss of proprietary and personal data and interruptions or delays in our business operations, as well as loss of player confidence and damage to our brand and reputation. In addition, such events could cause us to be non-compliant with applicable regulations, and subject us to legal claims or penalties under laws protecting the privacy or security of personal information or proprietary material information. We have experienced such events in the past and expect future events to occur.
In addition, the virtual economies that we have established in many of our games are subject to abuse, exploitation and other forms of fraudulent activity that can negatively impact our business. Virtual economies involve the use of virtual currency and/or virtual assets that can be used or redeemed by a player within a particular game or service. The abuse or exploitation of our virtual economies have included the illegitimate or unauthorized generation and sale of virtual items, including in black markets. Our online services have been impacted by in-game exploits and the use of automated or other fraudulent processes to generate virtual item or currency illegitimately, and such activity may continue. These abuses and exploits, and the steps that we take to address these abuses and exploits may result in a loss of anticipated revenue, increased costs to protect against or remediate these issues, interfere with players’ enjoyment of a balanced game environment and cause harm to our reputation and brand.
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
We are a global company subject to various and complex laws and regulations domestically and internationally, including laws and regulations related to consumer protection, protection of minors, content, advertising, localization, information security, intellectual property, competition and taxation, among others. Many of these laws and regulations are continuously evolving and developing, and the application to, and impact on, us is uncertain. For example, the World Health Organization included “gaming disorder” in the 11th Revision of the International Classification of Diseases, prompting discussion and consideration of legislation and policies aimed at mitigating the risk of overuse of, and overspending within, video games. These laws could harm our business by limiting the products and services we can offer consumers or the manner in which we offer them. The costs of compliance with these laws may increase in the future as a result of changes in applicable laws or changes to interpretation. Any failure on our part to comply with these laws or the application of these laws in an unanticipated manner may harm our business and result in penalties or significant legal liability.
Certain of our business models and features within our games and services are subject to new laws or regulations or evolving interpretations and application of existing laws and regulations, including those related to gambling. The growth and development of electronic commerce, virtual items and virtual currency has prompted calls for new laws and regulations and resulted in the application of existing laws or regulations that have limited or restricted the sale of our products and services in certain territories. For example, governmental organizations have applied existing laws and regulations to certain mechanics commonly included within our games, including the Ultimate Team mode associated with our sports franchises. In addition, we include modes in our games that allow players to compete against each other and manage player competitions that are based on our products and services. Although we structure and operate our skill-based competitions with applicable laws in mind, including those related to gambling, our skill-based competitions in the future could become subject to evolving laws and regulations. We are also introducing features into our games and services that allow players to create and share user-generated content. Such content may be objectionable or offensive and decrease engagement with our products and services, cause a loss of confidence in our brands and expose us to liability and regulatory oversight, particularly as applicable global laws and regulations are introduced and evolve. New laws related to these business models and features or the interpretation or application of current laws that impact these business models and features - each of which could vary significantly across jurisdictions - could subject us to additional regulation and oversight, cause us to further limit or restrict the sale of our products and services or otherwise impact our products and services, lessen the engagement with, and growth of, profitable business models, and expose us to increased compliance costs, significant liability, fines, penalties and harm to our reputation and brand.
We are subject to laws in certain foreign countries, and adhere to industry standards in the United States, that mandate rating requirements or set other restrictions on the advertisement or distribution of interactive entertainment software based on content. In addition, certain foreign countries allow government censorship of interactive entertainment software products or require pre-approval processes of uncertain length before our games and services can be offered. Adoption of ratings systems, censorship, restrictions on distribution and changes to approval processes or the status of any approvals could harm our business by limiting the products we are able to offer to our consumers. In addition, compliance with new and possibly inconsistent regulations for different territories could be costly, delay or prevent the release of our products in those territories.
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
International sales are a fundamental part of our business. For our fiscal year ended March 31, 2021, international net revenue comprised 56 percent of our total net revenue, and we expect our international business to continue to account for a significant portion of our total net revenue. As a result of our international sales, and also the denomination of our foreign investments and our cash and cash equivalents in foreign currencies, we are exposed to the effects of fluctuations in foreign currency exchange rates, and volatility in foreign currency exchange rates remains elevated as compared to historic levels. Strengthening of the

U.S. dollar, particularly relative to the Euro, British pound sterling, Australian dollar, Japanese yen, Chinese yuan, South Korean won and Polish zloty, has a negative impact on our reported international net revenue but a positive impact on our reported international operating expenses (particularly when the U.S. dollar strengthens against the Swedish krona and the Canadian dollar) because these amounts are translated at lower rates. We use foreign currency hedging contracts to mitigate some foreign currency risk. However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. In addition, interest rate volatility, including lower interest rates resulting from actions taken in connection with the COVID-19 pandemic, can decrease the amount of interest earned on our cash, cash equivalents and short-term investment portfolio.
We utilize debt financing and such indebtedness could adversely impact our business and financial condition.
We have $1.9 billion in senior unsecured notes outstanding as well as an unsecured $500 million revolving credit facility. While the facility is currently undrawn, we may use the proceeds of any future borrowings for general corporate purposes. We may also enter into other financial instruments in the future.
This indebtedness and any indebtedness that we may incur in the future could affect our financial condition and future financial results by, among other things:
•Requiring the dedication of a substantial portion of any cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow for other purposes, including capital expenditures, share repurchases, acquisitions or otherwise funding our growth strategy;
•Limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and
•Increasing our vulnerability to downturns in our business or adverse changes in general economic and industry conditions.
The agreements governing our indebtedness impose restrictions on us and require us to maintain compliance with specified covenants. In particular, the revolving credit facility requires us to maintain compliance with a debt to EBITDA ratio. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of these covenants and do not obtain a waiver from the lenders or noteholders, then, subject to applicable cure periods, our outstanding indebtedness may be declared immediately due and payable. There can be no assurance that any refinancing or additional financing would be available on terms that are favorable or acceptable to us, if at all. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities, as well as the potential costs associated with any potential refinancing our indebtedness. Downgrades in our credit rating could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.
Changes in our tax rates or exposure to additional tax liabilities, and changes to tax laws and interpretations of tax laws could adversely affect our earnings and financial condition.
We are subject to taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision, tax assets, and accruals for other taxes, and there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective income tax rate is based in part on our corporate operating structure and the manner in which we operate our business and develop, value and use our intellectual property. Taxing authorities in jurisdictions in which we operate have, and may continue to, challenge and audit our methodologies for calculating our income taxes, which could increase our effective income tax rate and have an adverse impact on our results of operations and cash flows. In addition, our provision for income taxes is materially affected by our profit levels, changes in our business, changes in our geographic mix of earnings, changes in the elections we make, changes in the valuation of our deferred tax assets and liabilities, changes in our corporate structure, changes in applicable accounting rules, or changes in applicable tax laws or interpretations of existing income and withholding tax laws, as well as other factors. For example, the outcome of future guidance related to the U.S. Tax Act could cause us to change our analysis and materially impact our previous estimates and consolidated financial statements. The impact of excess tax benefits and tax deficiencies could result in significant fluctuations to our effective tax rate.
In addition, changes to U.S. federal, state or international tax laws or their applicability to corporate multinationals in the countries in which we do business, particularly in Switzerland, where our international business is headquartered, and actions we have taken in our business with respect to such laws, have affected, and could continue to affect, our effective tax rates and cash taxes, cause us to change the way in which we structure our business and result in other costs. Our effective tax rate also could be adversely affected by changes in our valuation allowances for deferred tax assets. Our valuation allowances, in turn, can be impacted by several factors, including changes to the expected mix and timing of product releases and future taxable income, expected growth rates of future taxable income, which are based primarily on third party market and industry growth data, changes in interest rates, and actions we take in connection with acquisitions. Significant judgment is involved in determining the amount of valuation allowances, and actual financial results also may differ materially from our current estimates and could have a material impact on our assessments.
We are required to pay taxes other than income taxes, such as payroll, sales, use, value-added, net worth, property, transfer, and goods and services taxes, in both the United States and foreign jurisdictions. Several foreign jurisdictions have introduced new digital services taxes on revenue of companies that provide certain digital services or expanded their interpretation of existing tax laws with regard to other non-income taxes. There is limited guidance about the applicability of these new taxes or changing interpretations to our business and significant uncertainty as to what will be deemed in scope. If these foreign taxes are applied to us, it could have an adverse and material impact on our business and financial performance.
GENERAL RISKS
Our business is subject to economic, market and geopolitical conditions.
Our business is subject to economic, market, public health and geopolitical conditions, which are beyond our control. The United States and other international economies have experienced cyclical downturns from time to time. Worsening economic conditions that negatively impact discretionary consumer spending and consumer demand, including inflation, slower growth, recession and other macroeconomic conditions, including those resulting from, and that may persist from, public health outbreaks such as the COVID-19 pandemic and geopolitical issues, such as the impact from the United Kingdom’s departure from the European Union, could have a material adverse impact on our business and operating results.
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

Item 1B:     Unresolved Staff Comments
None.
Item 2:     Properties
Not applicable.
Item 3:     Legal Proceedings
Refer to Note 14 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for disclosures regarding our legal proceedings.
Item 4:     Mine Safety Disclosures
Not applicable.

PART II
Item 5:     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Holders
There were approximately 721 holders of record of our common stock as of May 24, 2021. In addition, a significant number of beneficial owners of our common stock hold their shares in street name. Our common stock is traded on the NASDAQ Global Select Market under the symbol “EA”.
Dividends
In November 2020, we initiated and declared a quarterly cash dividend of $0.17 per share of common stock. We paid aggregate cash dividends of $98 million during the fiscal year ended March 31, 2021. We currently expect to continue to pay comparable cash dividends on a quarterly basis in the future; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors or a designated Committee of our Board of Directors.
Issuer Purchases of Equity Securities
In May 2018, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $2.4 billion of our common stock. We repurchased approximately 0.7 million, 12.3 million and 10.4 million shares for approximately $78 million, $1,207 million and $1,116 million under this program, respectively, during the fiscal years ended March 31, 2021, 2020 and 2019. We completed repurchases under the May 2018 program in April 2020.
In November 2020, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. This stock repurchase program expires on November 4, 2022. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. We repurchased approximately 4.9 million shares for approximately $651 million under this program during the fiscal year ended March 31, 2021. We are actively repurchasing shares under this program.
The following table summarizes the number of shares repurchased in the fourth quarter of the fiscal year ended March 31, 2021:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
January 3, 2021 - January 30, 2021	702,598	$141.77	702,598	$2,175
January 31, 2021 - February 27, 2021	507,258	$144.29	507,258	$2,102
February 28, 2021 - April 3, 2021	1,151,916	$132.14	1,151,916	$1,950
	2,361,772	$137.61	2,361,772

Stock Performance Graph
The following information shall not be deemed to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent that we specifically incorporate it by reference into a filing.
The following graph shows a five-year comparison of cumulative total returns during the period from March 31, 2016 through March 31, 2021, for our common stock, the S&P 500 Index (to which EA was added in July 2002), the NASDAQ Composite Index, and the RDG Technology Composite Index, each of which assumes an initial value of $100. Each measurement point is as of the end of each fiscal year. The performance of our stock depicted in the following graph is not necessarily indicative of the future performance of our stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Electronic Arts Inc., the S&P 500 Index, the NASDAQ Composite Index,
and the RDG Technology Composite Index

*	Based on $100 invested on March 31, 2016 in stock or index, including reinvestment of dividends.

	March 31,
	2016	2017	2018	2019	2020	2021
Electronic Arts Inc.	$100	$135	$183	$154	$152	$205
S&P 500 Index	100	117	134	146	136	213
NASDAQ Composite Index	100	123	148	164	165	287
RDG Technology Composite Index	100	125	160	186	196	339

Item 6:     [Reserved]

Item 7:     Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the fiscal year ended March 31, 2021, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K, including in the “Business” section and the “Risk Factors” above, the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” or the Consolidated Financial Statements and related Notes.
About Electronic Arts
Electronic Arts is a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and services that can be played and watched on game consoles, PCs, mobile phones and tablets. We believe that the breadth and depth of our portfolio, live services offerings, and our use of multiple business models and distribution channels provide us with strategic advantages. Our foundation is a collection of intellectual property from which we create innovative games and content that enables us to build on-going and meaningful relationships with a community of players, creators and viewers. Our portfolio includes brands that we either wholly own (such as Battlefield, The Sims, Apex Legends, Need for Speed and Plants vs. Zombies) or license from others (such as FIFA, Madden NFL, UFC, NHL, Formula 1 and Star Wars). Through our live services offerings, we offer our players high-quality experiences designed to provide value to players and extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated outside of the sale of our base games. In addition, we are focused on reaching more players whenever and wherever they want to play. We believe that we can add value to our network by making it easier for players to connect to a world of play by offering choice of business model, distribution channel and device.
Financial Results
Our key financial results for our fiscal year ended March 31, 2021 were as follows:
•Total net revenue was $5,629 million, up 2 percent year-over-year.
•Live services and other net revenue was $4,016 million, up 10 percent year-over-year.
•Gross margin was 73.5 percent, down 2 percentage points year-over-year.
•Operating expenses were $3,089 million, up 13 percent year-over-year.
•Operating income was $1,046 million, down 28 percent year-over-year.
•Net income was $837 million, down 72 percent year-over-year. Net income for the fiscal year ended March 31, 2020 was $3,039 million and included a one-time net tax benefit of $1,760 million.
•Diluted earnings per share was $2.87, down 72 percent year-over-year driven by the one-time net tax benefit included in net income for the fiscal year ended March 31, 2020.
•Operating cash flow was $1,934 million, up 8 percent year-over-year.
•Total cash, cash equivalents and short-term investments were $6,366 million.
•We repurchased 5.6 million shares of our common stock for $729 million.
•In November 2020, we initiated and declared a quarterly cash dividend of $0.17 per share of common stock. We paid cash dividends of $98 million during the fiscal year ended March 31, 2021.
•On May 10, 2021, we declared a quarterly cash dividend of $0.17 per share of our common stock, payable June 23, 2021 to shareholders of record as of the close of business on June 2, 2021.
From time to time, we make comparisons of current periods to prior periods with reference to constant currency. For the fiscal year ended March 31, 2021, foreign currency exchange rates did not have a material impact on our net revenue and operating expenses.

Trends in Our Business
COVID-19 Impact. We are closely monitoring the impact of the COVID-19 pandemic to our people and our business. Since the outbreak of COVID-19, we have focused on actions to support our people, our players, and communities around the world that have been affected by the COVID-19 pandemic.
Our People: The wellbeing of our people is our top priority, and to keep everyone as safe as possible, the vast majority of our workforce is expected to work from home at least through September 2021. We are offering support and resources to our people, including payments to assist with work from home costs and care needs, a pandemic care leave program, and additional services for mental and physical health. We have developed a detailed protocol for how we evaluate the readiness to return to work for each of our offices around the world, accounting for guidance from health authorities and government, vaccine availability and effectiveness, the comfort level of our employees, and preparation of our facilities for continued physical distancing.
Our Business: In fiscal year 2021, execution against our strategic pillars and increased engagement with our products and services led to growth in our business, aided by consumers spending more time at home because of social restrictions and local government mandates related to the COVID-19 pandemic. In addition, longer-term trends that benefit our business accelerated. Live services and other net revenue for fiscal year 2021 increased more than 10 percent year-over-year. We have also experienced a significant increase in the percentage of our games purchased digitally.
Future Outlook: The full extent of the impact of the COVID-19 pandemic to our business, operations and financial results will depend on numerous evolving factors that cannot be accurately predicted at this time, such as the duration and spread of the pandemic, the extent, speed and effectiveness of worldwide containment and vaccination efforts and the impact of these and other factors on our employees, customers, partners and vendors. Trends from fiscal year 2021 that benefited our industry and business may not be indicative of results for future periods, particularly as factors related to the COVID-19 pandemic lessen and consumers can engage with other forms of entertainment, if the trend towards digital adoption decelerates, or if global macroeconomic effects of the COVID-19 pandemic persist even after the pandemic has subsided. Additional factors that could impact our business include: our ability to timely deliver high quality and technically stable games and services while our teams, including our development teams, work in a distributed environment, our ability to safely reintroduce our employees to our offices when it is appropriate to do so, and other factors included in Part I, Item 1A of this Annual Report under the heading “Risk Factors”.
Live Services Business. We offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated outside of the sale of our base games. Our net revenue attributable to live services and other was $4,016 million, $3,650 million and $3,157 million for the fiscal years ended March 31, 2021, 2020 and 2019, respectively, and we expect that live services net revenue will continue to be material to our business. Within live services and other, net revenue attributable to extra content was $3,068 million, $2,826 million and $2,373 million for the fiscal years ended March 31, 2021, 2020 and 2019, respectively. Extra content net revenue has increased as players engage with our games and services over longer periods of time, and purchase additional content designed to provide value to players and extend and enhance gameplay. Our most popular live service is the extra content purchased for the Ultimate Team mode associated with our sports franchises. Ultimate Team allows players to collect current and former professional players in order to build and compete as a personalized team. Net revenue from extra content sales for Ultimate Team was $1,623 million, $1,491 million and $1,369 million during fiscal years 2021, 2020 and 2019, respectively, a substantial portion of which was derived from FIFA Ultimate Team.
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
Our net revenue attributable to digital full game downloads was $918 million, $811 million and $681 million during fiscal years 2021, 2020 and 2019, respectively; while our net revenue attributable to packaged goods sales decreased from $1,112 million in fiscal year 2019 to $1,076 million in fiscal year 2020 and $695 million in fiscal year 2021. In addition, as measured based on total units sold on Microsoft’s Xbox One and Xbox Series X and Sony’s PlayStation 4 and 5 rather than by net revenue, we estimate that 62 percent, 49 percent, and 49 percent of our total units sold during fiscal years 2021, 2020 and 2019 were sold digitally. Digital full game units are based on sales information provided by Microsoft and Sony; packaged goods units sold through are estimated by obtaining data from significant retail partners in North America, Europe and Asia, and applying internal sales estimates with respect to retail partners from which we do not obtain data. We believe that these percentages are reasonable estimates of the proportion of our games that are digitally downloaded in relation to our total number of units sold for the applicable period of measurement.
During fiscal year 2021, the percentage of our full games purchased digitally accelerated, likely aided by factors associated with the COVID-19 pandemic, including store closures of our key retail partners for a portion of fiscal year 2021. While digital adoption may decelerate in fiscal year 2022, as factors related to the COVID-19 pandemic lessen or if global macroeconomic effects of the COVID-19 pandemic persist even after the pandemic has subsided, we believe that the significant increase in digital adoption we experienced in fiscal year 2021 is likely a permanent structural change. Increases in consumer adoption of digital purchase of games combined with increases in our live services revenue generally results in expansion of our gross margin, as costs associated with selling a game digitally is generally less than selling the same game through traditional retail and distribution channels.
Free-to-Play Games. The global adoption of mobile devices and a business model for those devices that allows consumers to try new games with no up-front cost, and that are monetized through a live service associated with the game, particularly extra content sales, has led to significant sales growth in the mobile gaming industry. Similarly, sales of extra content are the primary driver of our mobile business. We are investing resources in our mobile business, seeking to maximize our mobile live services, innovate on mobile with our franchises, and have added additional growth opportunities through mergers and acquisitions activity. Likewise, the consumer acceptance of free-to-play, live service-based, online PC games has broadened our consumer base and has begun to expand into the console market. For example, within our business, we offer Apex Legends as a free-to-play, live service-based PC and console game. We expect extra content revenue generated from mobile, PC and console free-to-play games to continue to be an important part of our business.
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
The following is a calculation of our total net bookings for the periods presented:

	Year Ended March 31,
(In millions)	2021	2020
Total net revenue	$5,629	$5,537
Change in deferred net revenue (online-enabled games)	561	(165)
Net bookings (a)	$6,190	$5,372

(a) At the beginning of fiscal year 2021, we changed the way in which we present net bookings to align with GAAP net revenue measures. Net bookings from mobile platform partners are now presented gross of platform provider fees. Historically, we presented net bookings from these partners net of platform fees. Net bookings for the fiscal year ended March 31, 2020 has been recast for comparability.
Net bookings were $6,190 million for fiscal year 2021 driven by sales related to FIFA 21, Apex Legends, FIFA 20, The Sims 4, and Madden NFL 21. Net bookings increased $818 million or 15 percent as compared to fiscal year 2020 primarily driven by the FIFA franchise, Apex Legends, Star Wars: Galaxy of Heroes, The Sims 4, and the Madden franchise, partially offset by Star Wars Jedi: Fallen Order, Battlefield V, and Need for Speed Heat. Live services and other net bookings were $4,592 million for fiscal year 2021, and increased $1,000 million or 28 percent as compared to fiscal year 2020. The increase in live services and other net bookings was due primarily to an increase in sales of extra content for Ultimate Team, Apex Legends, Star Wars: Galaxy of Heroes, and The Sims 4. Full game net bookings were $1,598 million for fiscal year 2021, and decreased $182 million or 10 percent as compared to fiscal year 2020 due to Star Wars Jedi: Fallen Order, partially offset by Star Wars: Squadrons and UFC 4.
Mergers and Acquisitions
Acquisition of Glu Mobile. Subsequent to the fiscal year ended March 31, 2021, we completed the acquisition of Glu Mobile Inc., a leading global developer and publisher of mobile games (“Glu” and the “Glu acquisition”) for cash consideration of approximately $2.3 billion. We also assumed all outstanding unvested equity awards held by Glu employees. We expect the Glu acquisition to accelerate our mobile growth by creating a combined organization with ongoing live services across multiple games and genres. We also believe that the acquisition will create value by adding Glu’s expertise in casual sports and lifestyle genres to new titles based on our intellectual property. Glu will be integrated into the Company for financial reporting purposes in the first fiscal quarter of fiscal year 2022. For more information about the Glu acquisition, see Part II, Item 8 of this Form 10-K in the Notes to the Consolidated Financial Statements in Note 7 — Business Combinations.
Acquisition of Codemasters. On February 18, 2021, we completed the acquisition of Codemasters Group Holdings plc (“Codemasters” and the “Codemasters acquisition”) for total cash consideration of $1.2 billion, net of cash acquired. Codemasters is a UK-based game developer and publisher of high-quality racing games across console, PC and mobile. We expect the Codemasters acquisition to grow our presence in racing, creating a global leader in racing entertainment. Codemasters was integrated into the Company for financial reporting purposes during the fourth quarter of fiscal year 2021. For more information about the Codemasters acquisition, see Part II, Item 8 of this Form 10-K in the Notes to the Consolidated Financial Statements in Note 7 — Business Combinations.
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
Extra Content. Revenue received from sales of downloadable content are derived primarily from the sale of virtual currencies and digital in-game content that are designed to extend and enhance players’ game experience. Sales of extra content are accounted for in a manner consistent with the treatment for our Games with Services and Online-Hosted Service Games as discussed above, depending upon whether or not the extra content has offline functionality. That is, if the extra content has offline functionality, then the extra content is accounted for similarly to Games with Services (generally determined to have three distinct performance obligations: software license, future update rights, and the online hosting). If the extra content does not have offline functionality, then the extra content is determined to have one distinct performance obligation: the online-hosted service offering.
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
Determining the Estimated Offering Period. The offering period is the period in which we offer to provide the future update rights and/or online hosting for the game and related extra content sold. Because the offering period is not an explicitly defined period, we must make an estimate of the offering period for the service-related performance obligations (i.e., future update rights and online hosting). Determining the Estimated Offering Period is inherently subjective and is subject to regular revision. Generally, we consider the average period of time customers are online when estimating the offering period. We also consider the estimated period of time between the date a game unit is sold to a reseller and the date the reseller sells the game unit to the customer (i.e., time in channel). Based on these two factors, we then consider the method of distribution. For example, games and extra content sold at retail would have a composite offering period equal to the online gameplay period plus time in channel as opposed to digitally-distributed games and extra content which are delivered immediately via digital download and therefore, the offering period is estimated to be only the online gameplay period.
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
During the three months ended September 30, 2020, we completed our annual evaluation of the Estimated Offering Period, and noted that generally, consumers were playing our games for longer periods of time as players engage with services we provide that are designed to enhance and extend gameplay. Based on this, we concluded that the Estimated Offering Period applied to sales made after June 30, 2020 should be lengthened. Revenue for service related performance obligations for games and extra content sold through retail are now recognized over an estimated ten-month period beginning in the month of sale, and revenue for service related performance obligations for digitally-distributed games and extra content are now recognized over an estimated eight-month period beginning in the month of sale, which results in revenue being recognized over a longer period of time. This change in Estimated Offering Period did not impact the amount of net bookings or the operating cash flows that we report. During the fiscal year ended March 31, 2021, this change to our Estimated Offering Period resulted in a decrease in net revenue of $333 million and net income of $280 million, and a decrease of $0.96 diluted earnings per share.

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
Fair Value Estimates
Business Combinations. We must estimate the fair value of assets acquired, liabilities assumed, and acquired in-process technology in a business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various estimated useful lives. Furthermore, the estimated fair value assigned to an acquired asset or liability has a direct impact on the amount we recognize as goodwill, which is an asset that is not amortized. Determining the fair value of assets acquired requires an assessment of the highest and best use of the asset or group of assets that maximizes the value from a market participant perspective or the expected price to sell the asset and the related expected future cash flows. Determining the fair value of acquired in-process technology also requires an assessment of our expectations related to the use of that technology. Such estimates are inherently difficult and subjective and can have a material impact on our Consolidated Financial Statements.
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
In addition to considering forecasts of future taxable income, we are also required to evaluate and quantify other possible sources of taxable income in order to assess the realization of our deferred tax assets, namely the reversal of existing deferred tax liabilities, the carryback of losses and credits as allowed under current tax law, and the implementation of tax planning strategies. Evaluating and quantifying these amounts involves significant judgments. Each source of income must be evaluated based on all positive and negative evidence and this evaluation may involve assumptions about future activity. Certain taxable temporary differences that are not expected to reverse during the carry forward periods permitted by tax law cannot be considered as a source of future taxable income that may be available to realize the benefit of deferred tax assets.
Every quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. Our Swiss deferred tax asset realizability analysis relies upon future Swiss taxable income as the primary source of taxable income but considers all available sources of Swiss income based on the positive and negative evidence. We give more weight to evidence that can be objectively verified. However, there is significant judgment involved in estimating future Swiss taxable income, specifically related to assumptions about expected growth rates of future Swiss taxable income, which are based primarily on third party market and industry growth data. Actual results that differ materially from those estimates could have a material impact on our valuation allowance assessment. Although objectively verifiable, Swiss interest rates have an impact on the valuation allowance and are based on published Swiss guidance. Any significant changes to such interest rates could result in a material impact to the valuation allowance. Switzerland has a seven-year carryforward period and does not permit the carry back of losses. Changes in Estimated Offering Period and actions we take in connection with acquisitions could also impact the utilization of our Swiss deferred tax asset.
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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ended March 31, 2021 contained 53 weeks and ended on April 3, 2021. Our results of operations for the fiscal years ended March 31, 2020 and 2019 contained 52 weeks each and ended on March 28, 2020 and March 30, 2019, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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
Comparison of Fiscal Year 2021 to Fiscal Year 2020
Net Revenue
Net revenue for fiscal year 2021 was $5,629 million, primarily driven by FIFA 21, FIFA 20, The Sims 4, Apex Legends, and Madden NFL 21. Net revenue for fiscal year 2021 increased $92 million, as compared to fiscal year 2020. This increase was driven by a $489 million increase in net revenue primarily from The Sims, FIFA, and Madden franchises, and Apex Legends. This increase was partially offset by a $397 million decrease in net revenue primarily from Anthem, and the Star Wars and Battlefield franchises.
Net Revenue by Composition
As our business has evolved and management focuses less on the differentiation between our packaged goods business and our digital business and more on our full game sales and live services that extend and enhance gameplay, we have updated our presentation of net revenue by composition to align with this management view.
Our net revenue by composition for fiscal years 2021 and 2020 was as follows (in millions):

	Year Ended March 31,
	2021	2020	$ Change	% Change
Net revenue:
Full game downloads	$918	$811	$107	13%
Packaged goods	695	1,076	(381)	(35)%
Full game	$1,613	$1,887	$(274)	(15)%

Live services and other	$4,016	$3,650	$366	10%
Total net revenue	$5,629	$5,537	$92	2%

Full Game Net Revenue
Full game net revenue includes full game downloads and packaged goods. Full game downloads includes revenue from digital sales of full games on console, PC, and mobile phones and tablets. Packaged goods includes revenue from software that is sold physically. This includes (1) net revenue from game software sold physically through traditional channels such as brick and mortar retailers, and (2) software licensing revenue from third parties (for example, makers of console platforms, personal computers or computer accessories) who include certain of our full games for sale with their products (for example, OEM bundles).
Full game net revenue for fiscal year 2021 was $1,613 million, primarily driven by FIFA 21, Madden NFL 21, FIFA 20, Star Wars Jedi: Fallen Order, and Need for Speed Heat. Full game net revenue for fiscal year 2021 decreased $274 million, or 15 percent, as compared to fiscal year 2020. This decrease was driven by a $381 million decrease in packaged goods net revenue primarily driven by the FIFA franchise, Star Wars Jedi: Fallen Order, and Anthem. This decrease was partially offset by a $107 million increase in full game downloads net revenue primarily driven by the FIFA and Madden franchises and UFC 4, partially offset by Anthem and Battlefield V.

Live Services and Other Net Revenue
Live services and other net revenue includes revenue from sales of extra content for console, PC and mobile games, licensing revenue from third-party publishing partners who distribute our games digitally, subscriptions, advertising, and non-software licensing.
Live services and other net revenue for fiscal year 2021 was $4,016 million, primarily driven by sales of extra content for FIFA Ultimate Team, Apex Legends, and The Sims 4. Live services and other net revenue for fiscal year 2021 increased $366 million, or 10 percent, as compared to fiscal year 2020. This increase was driven by sales of extra content for FIFA Ultimate Team, Apex Legends, The Sims 4, and Madden Ultimate Team.

Comparison of Fiscal Year 2020 to Fiscal Year 2019

Net Revenue
Net revenue for fiscal year 2020 was $5,537 million, primarily driven by FIFA 20, FIFA 19, The Sims 4, Apex Legends, and Madden NFL 20. Net revenue for fiscal year 2020 increased $587 million, as compared to fiscal year 2019. This increase was driven by a $924 million increase in net revenue primarily from Apex Legends, Star Wars Jedi: Fallen Order and Anthem. This increase was partially offset by a $337 million decrease in net revenue primarily from the Battlefield franchise.
Net Revenue by Composition
Our net revenue by composition for fiscal years 2020 and 2019 was as follows (in millions):

	Year Ended March 31,
	2020	2019	$ Change	% Change
Net revenue:
Full game downloads	$811	$681	$130	19%
Packaged goods	1,076	1,112	(36)	(3)%
Full game	$1,887	$1,793	$94	5%

Live services and other	$3,650	$3,157	$493	16%
Total net revenue	$5,537	$4,950	$587	12%

Full Game Net Revenue
Full game net revenue for fiscal year 2020 was $1,887 million, primarily driven by FIFA 20, Star Wars Jedi: Fallen Order, Madden NFL 20, Anthem, and FIFA 19. Full game net revenue for fiscal year 2020 increased $94 million, or 5 percent, as compared to fiscal year 2019. This increase was driven by a $130 million increase in full game downloads net revenue primarily driven by Star Wars Jedi: Fallen Order and Anthem, partially offset by the Battlefield franchise. This increase was partially offset by a $36 million decrease in packaged goods net revenue primarily driven by the FIFA and Battlefield franchises, partially offset by Star Wars Jedi: Fallen Order and Anthem.
Live Services and Other Net Revenue
Live services and other net revenue for fiscal year 2020 was $3,650 million, primarily driven by sales of extra content for FIFA Ultimate Team, Apex Legends, The Sims 4, and Star Wars: Galaxy of Heroes. Live services and other net revenue for fiscal year 2020 increased $493 million, or 16 percent, as compared to fiscal year 2019. This increase was driven by sales of extra content for Apex Legends, FIFA Ultimate Team, and The Sims 4, partially offset by the Battlefield franchise.

Cost of Revenue
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
Cost of revenue for fiscal years 2021 and 2020 was as follows (in millions):

March 31, 2021	% of Net Revenue	March 31, 2020	% of Net Revenue	% Change	Change as a % of Net Revenue
$1,494	27%	$1,369	25%	9%	2%

Cost of Revenue
Cost of revenue increased by $125 million, or 9 percent during fiscal year 2021, as compared to fiscal year 2020. This increase was primarily due to an increase in royalty costs driven by higher sales associated with the FIFA and Madden franchises, and an increase in platform fees and hosting fees driven by higher sales of Star Wars: Galaxy of Heroes and Apex Legends, partially offset by a decrease in inventory costs driven by the Star Wars, FIFA, and Need for Speed franchises, and a decrease in royalty costs driven by the Star Wars franchise.
Cost of revenue as a percentage of total net revenue increased by 2 percent during fiscal year 2021, as compared to fiscal year 2020. This increase was primarily due to increases in deferred net revenue, platform fees, and hosting fees, partially offset by a decrease in royalty costs due to product mix and lower inventory costs due to the favorable mix of net revenues from lower packaged goods as compared to digital full game downloads.
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
Research and development expenses for fiscal years 2021 and 2020 were as follows (in millions):

March 31, 2021	% of Net Revenue	March 31, 2020	% of Net Revenue	$ Change	% Change
$1,778	32%	$1,559	28%	$219	14%

Research and development expenses increased by $219 million, or 14 percent, in fiscal year 2021, as compared to fiscal year 2020. This increase was primarily due to a $173 million increase in personnel-related costs primarily resulting from an increase in headcount due to our continued investment in our studios and an increase in variable compensation and related expenses, a $56 million increase in stock-based compensation, and a $19 million increase in contracted services. These increases were partially offset by a $28 million decrease in travel and entertainment expense.

Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for fiscal years 2021 and 2020 were as follows (in millions):

March 31, 2021	% of Net Revenue	March 31, 2020	% of Net Revenue	$ Change	% Change
$689	12%	$631	11%	$58	9%
Marketing and sales expenses increased by $58 million, or 9 percent, in fiscal year 2021, as compared to fiscal year 2020. This increase was primarily due to a $42 million increase in personnel-related costs primarily resulting from an increase in variable compensation and related expenses, a $24 million increase in advertising and promotional spending primarily on the FIFA franchise, and a $9 million increase in stock-based compensation. These increases were partially offset by a $15 million decrease in travel and entertainment expense, and a $4 million decrease in contracted services.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for fiscal years 2021 and 2020 were as follows (in millions):

March 31, 2021	% of Net Revenue	March 31, 2020	% of Net Revenue	$ Change	% Change
$592	11%	$506	9%	$86	17%
General and administrative expenses increased by $86 million, or 17 percent, in fiscal year 2021, as compared to fiscal year 2020. This increase was primarily due to a $53 million increase in personnel-related costs driven by an increase in variable compensation and related expenses, a $22 million increase in stock-based compensation, a $13 million increase in contracted services, and an $11 million increase in facility related costs. These increases were partially offset by a $16 million decrease in travel and entertainment expense.
Income Taxes
Provision for (benefit from) income taxes for fiscal years 2021 and 2020 was as follows (in millions):

March 31, 2021	Effective Tax Rate	March 31, 2020	Effective Tax Rate
$180	17.7%	$(1,531)	(101.5)%
Our effective tax rate for the fiscal year ended March 31, 2021 was 17.7 percent as compared to negative 101.5 percent for the same period in fiscal year 2020. During the fiscal year ended March 31, 2020, we completed an intra-entity sale of some of our intellectual property rights to our Swiss subsidiary, where our international business is headquartered (the “Swiss intra-entity sale”). The transaction did not result in a taxable gain. Under U.S. GAAP, any profit resulting from this intercompany transaction is eliminated upon consolidation. However, the transaction resulted in a step-up of the Swiss tax-deductible basis in the transferred intellectual property rights and, accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights (the “Swiss Deferred Tax Asset”).
Our effective tax rate and resulting provision for income taxes for the fiscal year ended March 31, 2021 includes a $103 million tax benefit related to changes in our Swiss Deferred Tax Asset. This benefit was more than offset by a $180 million charge related to our decision to capitalize for income tax purposes certain foreign expenses which increased the taxable income in our foreign entities that is subject to U.S. tax. In accordance with our existing accounting policy, we do not establish deferred tax assets to offset this charge, but we expect future deductions of the capitalized amounts.
Our effective tax rate and resulting provision for income taxes for the fiscal year ended March 31, 2020 were significantly impacted by our recognition of the Swiss Deferred Tax Asset related to the Swiss intra-entity sale.

During the fiscal year ended March 31, 2020, we recognized a $1.840 billion Swiss Deferred Tax Asset, which is net of the impact of a $131 million valuation allowance and a $393 million reduction due to the impact of the Altera opinion. The Altera opinion also requires related parties in an intercompany cost-sharing arrangement to share stock-based compensation expenses. The Altera opinion resulted in the recognition of a one-time charge of $80 million related to prior period U.S. uncertain tax positions during the fiscal year ended March 31, 2020. In total, during the fiscal year ended March 31, 2020, we recognized total one-time tax benefits of $1.760 billion related to the $1.840 billion Swiss Deferred Tax Asset, partially offset by the $80 million one-time Altera opinion charge.
Excluding the impacts of the Swiss Deferred Tax Asset and Altera opinion, our effective tax rate for the year ended March 31, 2020 would have been 15.0 percent. Our effective tax rate for the year ended March 31, 2021 of 17.7 percent was higher primarily due to the increase in U.S. taxes on foreign earnings, which was partially offset by uncertain tax position and valuation allowance benefits.
Our effective tax rates for future periods will continue to depend on a variety of factors, including changes in our business, such as acquisitions and intercompany transactions, our corporate structure, the geographic location of business functions or assets, the geographic mix of income, our agreements with tax authorities, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We anticipate that the impact of excess tax benefits, tax deficiencies, and changes in valuation allowances may result in significant fluctuations to our effective tax rate in the future.
Comparison of Fiscal Year 2020 to Fiscal Year 2019
For the comparison of our results of operations as it relates to Cost of Revenue, Operating Expenses, and Income Taxes between fiscal year 2020 and fiscal year 2019, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for our fiscal year ended March 31, 2020, filed with the SEC on May 20, 2020 under the subheading “Comparison of Fiscal Year 2020 to Fiscal Year 2019.”
LIQUIDITY AND CAPITAL RESOURCES

	As of March 31,
(In millions)	2021	2020	Increase/(Decrease)
Cash and cash equivalents	$5,260	$3,768	$1,492
Short-term investments	1,106	1,967	(861)
Total	$6,366	$5,735	$631
Percentage of total assets	48%	52%

	Year Ended March 31,
(In millions)	2021	2020	Change
Net cash provided by operating activities	$1,934	$1,797	$137
Net cash used in investing activities	(505)	(1,357)	852
Net cash used in financing activities	(15)	(1,358)	1,343
Effect of foreign exchange on cash and cash equivalents	78	(22)	100
Net increase (decrease) in cash and cash equivalents	$1,492	$(940)	$2,432
For the comparison of fiscal year 2020 to fiscal year 2019, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for our fiscal year ended March 31, 2020, filed with the SEC on May 20, 2020 under the subheading “Liquidity and Capital Resources”.

Changes in Cash Flow
Operating Activities. Net cash provided by operating activities increased by $137 million during fiscal year 2021, as compared to fiscal year 2020, primarily driven by higher collections due to improved performance as we executed against our strategic pillars and increased engagement with our products and services which led to growth in our business, aided by players spending more time at home as a result of the COVID-19 pandemic, lower travel and entertainment payments, lower inventory costs, and lower marketing and advertising payments. These increases were partially offset by higher cash payments for income taxes, higher personnel-related costs resulting from an increase in headcount and payments to employees during fiscal year 2021 to assist with work-from-home costs and care needs, higher cash outflow from hedging activities, higher variable compensation payments related to fiscal year 2020 performance, higher prepayments made to contracted services, lower interest income, higher hosting and platform fees, and higher royalty costs.
Investing Activities. Net cash used in investing activities decreased by $852 million during fiscal year 2021, as compared to fiscal year 2020, primarily driven by a $1,544 million increase in proceeds from maturities and sales of short-term investments and a $531 million decrease in the purchase of short-term investments. These decreases were offset by a payment of $1,239 million in connection with our acquisition of Codemasters during fiscal year 2021.
Financing Activities. Net cash used in financing activities decreased by $1,343 million during fiscal year 2021, as compared to fiscal year 2020, primarily driven by proceeds from the issuance of the 2031 Notes and 2051 Notes for $1,478 million in February 2021, a $478 million decrease in the repurchase and retirement of our common stock, and a $122 million of contingent consideration payment in connection with our acquisition of Respawn Entertainment, LLC during the fiscal year ended March 31, 2020. These decreases were offset by a repayment of $600 million of our 2021 Notes in February 2021, payments of $98 million of cash dividends in the current year, and a $61 million increase in cash paid to taxing authorities in connection with withholding taxes for stock-based compensation.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of March 31, 2021, our short-term investments had gross unrealized gains of $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.
Senior Notes
In February 2021, we issued $750 million aggregate principal amount of the 2031 Notes and $750 million aggregate principal amount of the 2051 Notes. The effective interest rate is 1.98% for the 2031 Notes and 3.04% for the 2051 Notes. Interest is payable semiannually in arrears, on February 15 and August 15 of each year.
In February 2016, we issued $600 million aggregate principal amount of the 2021 Notes and $400 million aggregate principal amount of the 2026 Notes. The effective interest rate was 3.94% for the 2021 Notes and is 4.97% for the 2026 Notes. Interest is payable semiannually in arrears, on March 1 and September 1 of each year. We redeemed $600 million aggregate principal amount of the 2021 Notes on February 1, 2021 plus accrued and unpaid interest of $9 million.
See Note 12 — Financing Arrangements to the Consolidated Financial Statements in this Form 10-K as it relates to our Senior Notes, which is incorporated by reference into this Item 7.
Credit Facility
On August 29, 2019, we entered into a $500 million unsecured revolving credit facility (“Credit Facility”) with a syndicate of banks. The Credit Facility terminates on August 29, 2024 unless the maturity is extended in accordance with its terms. As of March 31, 2021, no amounts were outstanding under the Credit Facility. See Note 12 — Financing Arrangements to the Consolidated Financial Statements in this Form 10-K as it relates to our Credit Facility, which is incorporated by reference into this Item 7.

Financial Condition
Our material cash requirements as of March 31, 2021 are set forth in our Note 14 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-K, which is incorporated by reference into this Item 7. We expect capital expenditures to more than double in fiscal year 2022 to approximately $250 million due to facility buildouts. We believe that our cash, cash equivalents, short-term investments, cash generated from operations and available financing facilities will be sufficient to meet these material cash requirements, which include debt repayment obligations of $1.9 billion, and fund our operating requirements for the next 12 months and beyond, including working capital requirements, capital expenditures, the implementation of our $2.6 billion share repurchase program, quarterly cash dividend, which is currently $0.17 per share, subject to declaration by our Board of Directors or a designated Committee of the Board of Directors, and potentially, future acquisitions or strategic investments. We may choose at any time to raise additional capital to repay debt, strengthen our financial position, facilitate expansion, repurchase our stock, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.
During fiscal year 2021, we returned $827 million to stockholders through our capital return programs, repurchasing 5.6 million shares for approximately $729 million and $98 million through our quarterly cash dividend program which was initiated in November 2020.
During fiscal year 2021, we also increased our mergers and acquisitions activity, completing our acquisition of 100% of the equity interests of Codemasters for total cash consideration of $1.2 billion, net of cash acquired, on February 18, 2021, and completing the acquisition of Glu for cash consideration of approximately $2.3 billion on April 29, 2021. We also assumed all outstanding unvested equity awards held by Glu employees.
Our foreign subsidiaries are generally subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of March 31, 2021, approximately $1.1 billion of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.
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
As of March 31, 2021, we did not have any off-balance sheet arrangements.

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
Foreign Currency Exchange Risk
Foreign Currency Exchange Rates. International sales are a fundamental part of our business, and the strengthening of the U.S. dollar (particularly relative to the Euro, British pound sterling, Australian dollar, Japanese yen, Chinese yuan, South Korean won and Polish zloty) has a negative impact on our reported international net revenue, but a positive impact on our reported international operating expenses (particularly the Swedish krona and the Canadian dollar) because these amounts are translated at lower rates as compared to periods in which the U.S. dollar is weaker. While we use foreign currency hedging contracts to mitigate some foreign currency exchange risk, these activities are limited in the protection that they provide us and can themselves result in losses.
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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of March 31, 2021, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $223 million or $447 million, respectively. As of March 31, 2021, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses in the Consolidated Statements of Operations on our foreign currency forward contracts used in balance sheet hedging of $92 million or $184 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in the same manner and actual results may differ materially. See Note 5 — Derivative Financial Instruments to the Consolidated Financial Statements in this Form 10-K as it relates to our derivative financial instruments, which is incorporated by reference into this Item 7A.

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
As of March 31, 2021, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with changes in fair value, including unrealized gains and unrealized losses not related to credit losses, reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.
Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Changes in interest rates affect the fair value of our short-term investment portfolio. To provide a meaningful assessment of the interest rate risk associated with our short-term investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio assuming a 150 basis point parallel shift in the yield curve. As of March 31, 2021, a hypothetical 150 basis point increase in interest rates would have resulted in a $13 million, or 1% decrease in the fair market value of our short-term investments.

Item 8:     Financial Statements and Supplementary Data

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)	March 31, 2021	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$5,260	$3,768
Short-term investments	1,106	1,967
Receivables, net	521	461
Other current assets	326	321
Total current assets	7,213	6,517
Property and equipment, net	491	449
Goodwill	2,868	1,885
Acquisition-related intangibles, net	309	53
Deferred income taxes, net	2,045	1,903
Other assets	362	305
TOTAL ASSETS	$13,288	$11,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96	$68
Accrued and other current liabilities	1,341	1,052
Deferred net revenue (online-enabled games)	1,527	945
Senior notes, current, net	—	599
Total current liabilities	2,964	2,664
Senior notes, net	1,876	397
Income tax obligations	315	373
Deferred income taxes, net	43	1
Other liabilities	250	216
Total liabilities	5,448	3,651
Commitments and contingencies (See Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 286 and 288 shares issued and outstanding, respectively	3	3
Additional paid-in capital	—	—
Retained earnings	7,887	7,508
Accumulated other comprehensive loss	(50)	(50)
Total stockholders’ equity	7,840	7,461
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,288	$11,112

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(In millions, except per share data)	2021	2020	2019
Net revenue	$5,629	$5,537	$4,950
Cost of revenue	1,494	1,369	1,322
Gross profit	4,135	4,168	3,628
Operating expenses:
Research and development	1,778	1,559	1,433
Marketing and sales	689	631	702
General and administrative	592	506	460
Acquisition-related contingent consideration	—	5	14
Amortization of intangibles	30	22	23
Total operating expenses	3,089	2,723	2,632
Operating income	1,046	1,445	996
Interest and other income (expense), net	(29)	63	83
Income before provision for (benefit from) income taxes	1,017	1,508	1,079
Provision for (benefit from) income taxes	180	(1,531)	60
Net income	$837	$3,039	$1,019
Earnings per share:
Basic	$2.90	$10.37	$3.36
Diluted	$2.87	$10.30	$3.33
Number of shares used in computation:
Basic	289	293	303
Diluted	292	295	306

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
(In millions)	2021	2020	2019
Net income	$837	$3,039	$1,019
Other comprehensive income (loss), net of tax:
Net gains (losses) on available-for-sale securities	4	(3)	7
Net gains (losses) on derivative instruments	(68)	17	88
Foreign currency translation adjustments	64	(34)	(21)
Total other comprehensive income (loss), net of tax	—	(20)	74
Total comprehensive income	$837	$3,019	$1,093

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, share data in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2018	306,370	$3	$657	$4,062	$(127)	$4,595
Cumulative-effect adjustment from the adoption of ASC 606	—	—	—	590	22	612
Cumulative-effect adjustment from the adoption of ASU 2018-02	—	—	—	(1)	1	—
Total comprehensive income	—	—	—	1,019	74	1,093
Stock-based compensation	—	—	284	—	—	284
Issuance of common stock	2,722	—	(61)	—	—	(61)
Repurchase and retirement of common stock	(10,985)	—	(880)	(312)	—	(1,192)
Balances as of March 31, 2019	298,107	$3	$—	$5,358	$(30)	$5,331
Total comprehensive income (loss)	—	—	—	3,039	(20)	3,019
Stock-based compensation	—	—	347	—	—	347
Issuance of common stock	2,623	—	(29)	—	—	(29)
Repurchase and retirement of common stock	(12,317)	—	(318)	(889)	—	(1,207)
Balances as of March 31, 2020	288,413	$3	$—	$7,508	$(50)	$7,461
Total comprehensive income (loss)	—	—	—	837	—	837
Stock-based compensation	—	—	435	—	—	435
Issuance of common stock	3,685	—	(66)	—	—	(66)
Repurchase and retirement of common stock	(5,633)	—	(369)	(360)	—	(729)
Cash dividends declared ($0.34 per common share)	—	—	—	(98)	—	(98)
Balances as of March 31, 2021	286,465	$3	$—	$7,887	$(50)	$7,840

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In millions)	2021	2020	2019
OPERATING ACTIVITIES
Net income	$837	$3,039	$1,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	181	150	145
Acquisition-related contingent consideration	—	5	14
Stock-based compensation	435	347	284
Change in assets and liabilities:
Receivables, net	(41)	164	(88)
Other assets	(70)	35	(24)
Accounts payable	18	(36)	59
Accrued and other liabilities	136	119	3
Deferred income taxes, net	(143)	(1,871)	(16)
Deferred net revenue (online-enabled games)	581	(155)	151
Net cash provided by operating activities	1,934	1,797	1,547
INVESTING ACTIVITIES
Capital expenditures	(124)	(140)	(119)
Proceeds from maturities and sales of short-term investments	3,686	2,142	1,688
Purchase of short-term investments	(2,828)	(3,359)	(1,342)
Acquisitions, net of cash acquired	(1,239)	—	(58)
Net cash provided by (used in) investing activities	(505)	(1,357)	169
FINANCING ACTIVITIES
Proceeds from issuance of senior notes, net of issuance costs	1,478	—	—
Payment of senior notes	(600)	—	—
Proceeds from issuance of common stock	86	62	61
Cash dividends paid	(98)	—	—
Cash paid to taxing authorities for shares withheld from employees	(152)	(91)	(122)
Repurchase and retirement of common stock	(729)	(1,207)	(1,192)
Acquisition-related contingent consideration payment	—	(122)	—
Net cash used in financing activities	(15)	(1,358)	(1,253)
Effect of foreign exchange on cash and cash equivalents	78	(22)	(13)
Increase (decrease) in cash and cash equivalents	1,492	(940)	450
Beginning cash and cash equivalents	3,768	4,708	4,258
Ending cash and cash equivalents	$5,260	$3,768	$4,708
Supplemental cash flow information:
Cash paid during the year for income taxes, net	$340	$170	$100
Cash paid during the year for interest	40	42	$42
Non-cash investing activities:
Change in accrued capital expenditures	$17	$(8)	$8

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Electronic Arts is a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and services that can be played and watched on game consoles, PCs, mobile phones and tablets. We believe that the breadth and depth of our portfolio, live services offerings, and our use of multiple business models and distribution channels provide us with strategic advantages. Our foundation is a collection of intellectual property from which we create innovative games and content that enables us to build on-going and meaningful relationships with a community of players, creators and viewers. Our portfolio includes brands that we either wholly own (such as Battlefield, The Sims, Apex Legends, Need for Speed and Plants vs. Zombies) or license from others (such as FIFA, Madden NFL, UFC, NHL, Formula 1 and Star Wars). Through our live services offerings, we offer our players high-quality experiences designed to provide value to players and extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated outside of the sale of our base games. In addition, we are focused on reaching more players whenever and wherever they want to play. We believe that we can add value to our network by making it easier for players to connect to a world of play by offering choice of business model, distribution channel and device.
Consolidation
The accompanying Consolidated Financial Statements include the accounts of Electronic Arts Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ended March 31, 2021 contained 53 weeks and ended on April 3, 2021. Our results of operations for the fiscal years ended March 31, 2020 and 2019 contained 52 weeks each and ended on March 28, 2020 and March 30, 2019, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. Such estimates include offering periods for deferred net revenue, sales returns and allowances, provisions for doubtful accounts, accrued liabilities, relative stand-alone selling price for identified performance obligations in our revenue transactions, losses on royalty commitments, estimates regarding the recoverability of prepaid royalties, inventories, long-lived assets, discount rates used in the measurement and recognition of lease liabilities, assets acquired and liabilities assumed in business combinations, certain estimates related to the measurement and recognition of costs resulting from our stock-based payment awards, unrecognized tax benefits, deferred income tax assets and associated valuation allowances, as well as estimates used in our goodwill, intangibles and short-term investment impairment tests. These estimates generally involve complex issues and require us to make judgments, involve analysis of historical and future trends, can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from our estimates.
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
Unrealized gains and losses on our short-term investments are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity, net of tax, until either (1) the security is sold, (2) the security has matured, (3) we determine that the fair value of the security has declined below its adjusted cost basis and the decline is due to an expected credit loss, or (4) we intend to, or more likely than not would be required to, sell a security in an unrealized loss position before the recovery of its amortized cost basis. Realized gains and losses on our short-term investments are calculated based on the specific identification method and are reclassified from accumulated other comprehensive income (loss) to interest and other income (expense), net. Determining whether a decline in fair value is due to an expected credit loss requires management judgment based on the specific facts and circumstances of each security. The ultimate value realized on these securities is subject to market price volatility until they are sold.
Our short-term investments are evaluated for allowances and impairment quarterly. For investments in an unrealized loss position, we consider various factors in determining whether we should recognize an allowance for expected credit losses or an impairment charge, including the credit quality of the issuer, changes to the rating of the security by rating agencies, the extent to which fair value is less than amortized cost, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and any contractual terms impacting the prepayment or settlement process, among other factors. Prior to the adoption of ASU 2016-13 in fiscal year 2021, this assessment took into account whether a decline in fair value was other-than-temporary, considering the severity and duration of the decline in value, our intent to sell the security, whether it was more likely than not we would be required to sell the security before recovery of its amortized cost basis, and whether we expected to recover the entire amortized cost basis of the security. We recognize an allowance for credit losses, up to the amount of unrealized loss when appropriate, and write down the amortized cost basis of the investment if we intend to, or it is more likely than not we will be required to, sell the investment before the recovery of its amortized cost basis. Allowances for credit losses and write-downs are recognized in our Consolidated Statements of Operations, and unrealized losses not related to credit losses are recognized in other comprehensive income (loss). Based on our evaluation, we did not recognize an allowance for credit losses, nor did we recognize any impairments, as of March 31, 2021. As of March 31, 2020, we did not consider any of our investments to be other-than-temporarily impaired.
Property and Equipment, Net
Property and equipment, net, are stated at cost. Depreciation is calculated using the straight-line method over the following useful lives:

Buildings	20 to 25 years
Computer equipment and software	3 to 6 years
Equipment, furniture and fixtures, and other	3 to 5 years
Leasehold improvements	Lesser of the lease term or the estimated useful lives of the improvements, generally 1 to 16 years
We capitalize costs associated with internal-use software development once a project has reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the software, and payroll and payroll-related expenses for employees who are directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. We also capitalize costs associated with the purchase of software licenses. Once the internal-use software is ready for its intended use, the assets are depreciated on a straight-line basis over each asset’s estimated useful life, which is generally three years. The net book value of capitalized costs associated with internal-use software was $72 million and $56 million as of March 31, 2021 and 2020, respectively.
Business Combinations
We must estimate the fair value of assets acquired, liabilities assumed, and acquired in-process technology in a business combination at the acquisition date. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair values of the tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recognized in the Consolidated Statement of Operations.
Acquisition-Related Intangibles and Other Long-Lived Assets
We recognize acquisition-related intangible assets, such as acquired developed and core technology, in connection with business combinations. We amortize the cost of acquisition-related intangible assets that have finite useful lives generally on a straight-line basis over the lesser of their estimated useful lives or the agreement terms, currently from two to six years. We evaluate acquisition-related intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset group. This includes assumptions about future prospects for the business that the asset relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our Consolidated Balance Sheets to reflect its estimated fair value. When we consider such assets to be impaired, the amount of impairment we recognize is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill Impairment
In assessing impairment on our goodwill, we first analyze qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a goodwill impairment test. The qualitative factors we assess include long-term prospects of our performance, share price trends and market capitalization, and Company specific events. If we conclude it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, we do not need to perform an impairment test. If based on that assessment, we believe it is more likely than not that the fair value of the reporting unit is less than its carrying value we will measure goodwill for impairment by applying fair value-based tests at the reporting unit level. Reporting units are determined by the components of operating segments that constitute a business for which (1) discrete financial information is available, (2) segment management regularly reviews the operating results of that component, and (3) whether the component has dissimilar economic characteristics to other components. As of March 31, 2021, we have only one reportable segment, which represents our only operating segment.
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
Extra Content. Revenue received from sales of downloadable content are derived primarily from the sale of virtual currencies and digital in-game content that are designed to extend and enhance players’ game experience. Sales of extra content are accounted for in a manner consistent with the treatment for our Games with Services and Online-Hosted Service Games as discussed above, depending upon whether or not the extra content has offline functionality. That is, if the extra content has offline functionality, then the extra content is accounted for similarly to Games with Services (generally determined to have three distinct performance obligations: software license, future update rights, and the online hosting). If the extra content does not have offline functionality, then the extra content is determined to have one distinct performance obligation: the online-hosted service offering.
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
During the three months ended September 30, 2020, we completed our annual evaluation of the Estimated Offering Period, and noted that generally, consumers were playing our games for longer periods of time as players engage with services we provide that are designed to enhance and extend gameplay. Based on this, we concluded that the Estimated Offering Period applied to sales made after June 30, 2020 should be lengthened. Revenue for service related performance obligations for games and extra content sold through retail are now recognized over an estimated ten-month period beginning in the month of sale, and revenue for service related performance obligations for digitally-distributed games and extra content are now recognized over an estimated eight-month period beginning in the month of sale, which results in revenue being recognized over a longer period of time. This change in Estimated Offering Period did not impact the amount of net bookings or the operating cash flows that we report. During the fiscal year ended March 31, 2021, this change to our Estimated Offering Period resulted in a decrease in net revenue of $333 million and net income of $280 million, and a decrease of $0.96 diluted earnings per share.
Deferred Net Revenue
Because the majority of our sales transactions include future update rights and online hosting performance obligations, which are subject to a recognition period of generally eight to ten months after June 30, 2020, our deferred net revenue balance is material. This balance increases from period to period by the revenue being deferred for current sales with these service obligations and is reduced by the recognition of revenue from prior sales that were deferred. Generally, revenue is recognized as the services are provided.
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
Concentration of Credit Risk and Significant Customers
We extend credit to various customers. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. Although we generally do not require collateral, we perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. Invoices are aged based on contractual terms with our customers. The provision for doubtful accounts is recorded as a charge to general and administrative expense when a potential loss is identified. Losses are written off against the allowance when the receivable is determined to be uncollectible. At March 31, 2021, we had two customers who accounted for approximately 35 percent and 34 percent of our consolidated gross receivables, respectively. At March 31, 2020, we had two customers who accounted for approximately 31 percent and 27 percent of our consolidated gross receivables, respectively.
A majority of our sales are made via digital resellers, channel and platform partners. During the fiscal years 2021, 2020, and 2019, approximately 78 percent, 68 percent, and 65 percent, respectively, of our net revenue was derived from our top ten customers and/or platform partners.
Currently, a majority of our revenue is derived through sales of products and services playable on hardware consoles from Sony and Microsoft. For the fiscal years ended March 31, 2021, 2020 and 2019, our net revenue for products and services on Sony’s PlayStation 3, 4 and 5, and Microsoft’s Xbox 360, One and Series X consoles (combined across all six platforms) was 64 percent, 67 percent, and 66 percent, respectively. These platform partners have significant influence over the products and services that we offer on their platforms. Our agreements with Sony and Microsoft typically give significant control to them over the approval, manufacturing and distribution of our products and services that are distributed through their platform, which could, in certain circumstances, leave us unable to get our products and services approved, manufactured or distributed to customers.
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
We are also reimbursed by our vendors for certain advertising costs incurred by us that benefit our vendors. Such amounts are recognized as a reduction of marketing and sales expense if the advertising (1) is specific to the vendor, (2) represents an identifiable benefit to us, and (3) represents an incremental cost to us. Otherwise, vendor reimbursements are recognized as a reduction of the cost incurred with the same vendor. Vendor reimbursements of advertising costs of $22 million, $38 million, and $46 million reduced marketing and sales expense for the fiscal years ended March 31, 2021, 2020 and 2019, respectively. For the fiscal years ended March 31, 2021, 2020 and 2019, advertising expense, net of vendor reimbursements, totaled approximately $222 million, $195 million, and $271 million, respectively.
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
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Net gains (losses) on foreign currency transactions of $9 million, $11 million, and $(9) million for the fiscal years ended March 31, 2021, 2020 and 2019, respectively, are included in interest and other income (expense), net, in our Consolidated Statements of Operations. These net gains (losses) on foreign currency transactions are partially offset by net gains (losses) on our foreign currency forward contracts of $(19) million, $(4) million, and $50 million for the fiscal years ended March 31, 2021, 2020 and 2019, respectively. See Note 5 for additional information on our foreign currency forward contracts.
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
Every quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. Our Swiss deferred tax asset realizability analysis relies upon future Swiss taxable income as the primary source of taxable income but considers all available sources of Swiss income based on the positive and negative evidence. We give more weight to evidence that can be objectively verified. However, there is significant judgment involved in estimating future Swiss taxable income, specifically related to assumptions about expected growth rates of future Swiss taxable income, which are based primarily on third party market and industry growth data. Actual results that differ materially from those estimates could have a material impact on our valuation allowance assessment. Although objectively verifiable, Swiss interest rates have an impact on the valuation allowance and are based on published Swiss guidance. Any significant changes to such interest rates could result in a material impact to the valuation allowance. Switzerland has a seven-year carryforward period and does not permit the carry back of losses. Changes in Estimated Offering Period and actions we take in connection with acquisitions could also impact the utilization of our Swiss deferred tax asset.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2021 and 2020, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2021	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$157	$157	$—	$—	Cash equivalents
Money market funds	2,100	2,100	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	380	—	380	—	Short-term investments and cash equivalents
U.S. Treasury securities	437	437	—	—	Short-term investments and cash equivalents
U.S. agency securities	3	—	3	—	Short-term investments
Commercial paper	142	—	142	—	Short-term investments and cash equivalents
Foreign government securities	67	—	67	—	Short-term investments
Asset-backed securities	112	—	112	—	Short-term investments
Certificates of deposit	41	—	41	—	Short-term investments
Foreign currency derivatives	33	—	33	—	Other current assets and other assets
Deferred compensation plan assets (a)	18	18	—	—	Other assets
Total assets at fair value	$3,490	$2,712	$778	$—
Liabilities
Foreign currency derivatives	$40	$—	$40	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	19	19	—	—	Other liabilities
Total liabilities at fair value	$59	$19	$40	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2020	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$78	$78	$—	$—	Cash equivalents
Money market funds	1,599	1,599	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	687	—	687	—	Short-term investments and cash equivalents
U.S. Treasury securities	603	603	—	—	Short-term investments and cash equivalents
U.S. agency securities	8	—	8	—	Short-term investments
Commercial paper	414	—	414	—	Short-term investments and cash equivalents
Foreign government securities	42	—	42	—	Short-term investments
Asset-backed securities	269	—	269	—	Short-term investments
Certificates of deposit	56	—	56	—	Short-term investments
Foreign currency derivatives	76	—	76	—	Other current assets and other assets
Deferred compensation plan assets (a)	13	13	—	—	Other assets
Total assets at fair value	$3,845	$2,293	$1,552	$—
Liabilities
Foreign currency derivatives	$36	$—	$36	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	14	14	—	—	Other liabilities
Total liabilities at fair value	$50	$14	$36	$—
(a)The Deferred Compensation Plan assets consist of various mutual funds. See Note 15 for additional information regarding our Deferred Compensation Plan.
(4) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of March 31, 2021 and 2020, our cash and cash equivalents were $5,260 million and $3,768 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.
Short-Term Investments
Short-term investments consisted of the following as of March 31, 2021 and 2020 (in millions):

	As of March 31, 2021				As of March 31, 2020
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$372	$—	$—	$372	$684	$1	$(4)	$681
U.S. Treasury securities	374	1	—	375	530	4	—	534
U.S. agency securities	3	—	—	3	8	—	—	8
Commercial paper	136	—	—	136	377	—	—	377
Foreign government securities	67	—	—	67	42	—	—	42
Asset-backed securities	112	—	—	112	273	—	(4)	269
Certificates of deposit	41	—	—	41	56	—	—	56
Short-term investments	$1,105	$1	$—	$1,106	$1,970	$5	$(8)	$1,967
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of March 31, 2021 and 2020 (in millions):

	As of March 31, 2021		As of March 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$895	$896	$1,568	$1,567
Due 1 year through 5 years	203	203	395	393
Due after 5 years	7	7	7	7
Short-term investments	$1,105	$1,106	$1,970	$1,967

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of March 31, 2021			As of March 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$370	$14	$1	$316	$1	$19
Forward contracts to sell	$1,840	$15	$35	$1,371	$61	$1
The effects of cash flow hedge accounting in our Consolidated Statements of Operations for the fiscal years ended March 31, 2021, 2020 and 2019 are as follows (in millions):

	Year Ended March 31,
	2021		2020		2019
	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$5,629	$1,778	$5,537	$1,559	$4,950	$1,433
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$(30)	$4	$71	$(9)	$18	$(10)
Upon adoption of ASU 2017-12 on April 1, 2019, we no longer measure and report hedge ineffectiveness separately. The amount excluded from the assessment of hedge effectiveness and recognized in interest and other income (expense) was a gain of $25 million during fiscal year ended March 31, 2019.
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of March 31, 2021			As of March 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$599	$—	$4	$388	$1	$16
Forward contracts to sell	$450	$4	$—	$292	$13	$—
The effect of foreign currency forward contracts not designated as hedging instruments in our Consolidated Statements of Operations for the fiscal years ended March 31, 2021, 2020 and 2019, was as follows (in millions):

	Year Ended March 31,
	2021	2020	2019
	Interest and other income (expense), net
Total amounts presented in our Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$(29)	$63	$83
Gain (losses) on foreign currency forward contracts not designated as hedging instruments	$(19)	$(4)	$25

(6) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the fiscal years ended March 31, 2021, 2020 and 2019 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2018	$(8)	$(89)	$(30)	$(127)
Cumulative-effect adjustment from the adoption of ASC 606	—	22	—	22
Cumulative-effect adjustment from the adoption of ASU 2018-02	—	1	—	1
Balances as of April 1, 2018	$(8)	$(66)	$(30)	$(104)
Other comprehensive income (loss) before reclassifications	6	96	(21)	81
Amounts reclassified from accumulated other comprehensive income (loss)	1	(8)	—	(7)
Total other comprehensive income (loss), net of tax	7	88	(21)	74
Balances as of March 31, 2019	$(1)	$22	$(51)	$(30)
Other comprehensive income (loss) before reclassifications	(1)	79	(34)	44
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	(62)	—	(64)
Total other comprehensive income (loss), net of tax	(3)	17	(34)	(20)
Balances as of March 31, 2020	$(4)	$39	$(85)	$(50)
Other comprehensive income (loss) before reclassifications	5	(94)	64	(25)
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	26	—	25
Total other comprehensive income (loss), net of tax	4	(68)	64	—
Balances as of March 31, 2021	$—	$(29)	$(21)	$(50)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the fiscal years ended March 31, 2021, 2020 and 2019 were as follows (in millions):

Statement of Operations Classification	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
	Year Ended March 31,
	2021	2020	2019
(Gains) losses on available-for-sale securities:
Interest and other income (expense), net	$(1)	$(2)	$1
Total, net of tax	(1)	(2)	1

(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	30	(71)	(18)
Research and development	(4)	9	10
Total, net of tax	26	(62)	(8)

Total net (gain) loss reclassified, net of tax	$25	$(64)	$(7)

(7) BUSINESS COMBINATIONS
Codemasters Group Holdings plc
On February 18, 2021, we completed our acquisition of 100% of the equity interests of Codemasters Group Holdings plc, a public limited company registered in England and Wales (“Codemasters”) for total cash consideration of $1.2 billion, net of cash acquired. Codemasters is an UK-based game developer and publisher of high-quality racing games. The Codemasters acquisition grows our presence in racing, creating a global leader in racing entertainment. The transaction costs associated with the acquisition were approximately $9 million and were recognized in general and administrative expense. The following table summarizes the preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed:

(in millions)
Current assets	$37
Property and equipment, net	15
Other assets	2
Intangible assets	293
Goodwill	984
Deferred tax liabilities	(45)
Current liabilities	(58)
Other liabilities	(1)
Total purchase price, net of cash acquired	$1,227
The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of the valuation of deferred tax assets, tax liabilities, and payroll tax liabilities. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
We recognized goodwill of $984 million, which consists largely of workforce and synergies with our existing business. The goodwill is not deductible for tax purposes.
The results of operations of Codemasters and the preliminary fair value of the assets acquired have been included in our Consolidated Financial Statements since the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our Consolidated Statements of Operations.
Glu Mobile Inc.
On April 29, 2021, we completed the acquisition of 100% of the equity interests of Glu Mobile Inc., a leading global developer and publisher of mobile games (“Glu” and the “Glu acquisition”) for cash consideration of approximately $2.3 billion. We also assumed all outstanding unvested equity awards held by Glu employees. The acquisition of Glu is expected to accelerate our mobile growth by creating a combined organization with ongoing live services across multiple games and genres. We also believe that the acquisition will create value by adding Glu’s expertise in casual sports and lifestyle genres to new titles based on our intellectual property.
Due to the proximity of the acquisition date to our filing of our annual report on Form 10-K for the year ended March 31, 2021, the initial purchase accounting for the Glu acquisition is incomplete, and therefore we are unable to disclose certain information required by ASC 805, Business Combinations, including the provisional amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed and goodwill. Glu will be integrated into the Company for financial reporting purposes in the first fiscal quarter of fiscal year 2022.

(8) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2021 are as follows (in millions):

	As of March 31, 2020	Activity	Effects of Foreign Currency Translation	As of March 31, 2021
Goodwill	$2,253	$984	$(1)	$3,236
Accumulated impairment	(368)	—	—	(368)
Total	$1,885	$984	$(1)	$2,868

The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2020 are as follows (in millions):

	As of March 31, 2019	Activity	Effects of Foreign Currency Translation	As of March 31, 2020
Goodwill	$2,260	$—	$(7)	$2,253
Accumulated impairment	(368)	—	—	(368)
Total	$1,892	$—	$(7)	$1,885
Acquisition-related intangibles consisted of the following (in millions):

	As of March 31, 2021			As of March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$691	$(472)	$219	$474	$(450)	$24
Trade names and trademarks	188	(144)	44	161	(132)	29
Registered user base and other intangibles	5	(5)	—	5	(5)	—
Carrier contracts and related	85	(85)	—	85	(85)	—
In-process research and development	46	—	46	—	—	—
Total	$1,015	$(706)	$309	$725	$(672)	$53
The fair value of acquisition-related intangible assets acquired in the Codemasters acquisition was $293 million, of which $219 million was allocated to developed and core technology, $47 million was allocated to in-process research and development, and $27 million was allocated to trade names and trademarks. In-process research and development assets are considered indefinite-lived until complete. Excluding the in-process research and development assets, the weighted-average useful life of the Codemasters’ acquired intangible assets was approximately 3.8 years.
Amortization of intangibles for the fiscal years ended March 31, 2021, 2020 and 2019 are classified in the Consolidated Statements of Operations as follows (in millions):

	Year Ended March 31,
	2021	2020	2019
Cost of revenue	$4	$12	$4
Operating expenses	30	22	23
Total	$34	$34	$27
There were no impairment charges for acquisition-related intangible assets during fiscal years 2021, 2020 and 2019.
Acquisition-related intangible assets are generally amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, currently from 2 to 6 years. As of March 31, 2021 and 2020, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 3.5 and 2.4 years, respectively.

As of March 31, 2021, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Consolidated Statements of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2022	$113
2023	95
2024	54
2025	26
2026 and thereafter	21
Total	$309

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
During fiscal years 2021, 2020 and 2019, we did not recognize any material losses or impairment charges on royalty-based commitments.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of March 31,
	2021	2020
Other current assets	$24	$74
Other assets	20	25
Royalty-related assets	$44	$99
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

	As of March 31,
	2021	2020
Accrued royalties	$210	$171
Other liabilities	—	26
Royalty-related liabilities	$210	$197
As of March 31, 2021, we were committed to pay approximately $1,945 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Consolidated Financial Statements. See Note 14 for further information on our developer and licensor commitments.

(10) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of March 31, 2021 and 2020 consisted of (in millions):

	As of March 31,
	2021	2020
Computer, equipment and software	$808	$722
Buildings	370	340
Leasehold improvements	172	161
Equipment, furniture and fixtures, and other	93	83
Land	66	65
Construction in progress	12	20
	1,521	1,391
Less: accumulated depreciation	(1,030)	(942)
Property and equipment, net	$491	$449
Depreciation expense associated with property and equipment was $138 million, $120 million and $121 million for the fiscal years ended March 31, 2021, 2020 and 2019, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of March 31, 2021 and 2020 consisted of (in millions):

	As of March 31,
	2021	2020
Other accrued expenses	$351	$273
Accrued compensation and benefits	494	326
Accrued royalties	210	171
Sales returns and price protection reserves	115	109
Deferred net revenue (other)	95	104
Operating lease liabilities (See Note 13)	76	69
Accrued and other current liabilities	$1,341	$1,052
Deferred net revenue (other) includes the deferral of subscription revenue, advertising revenue, licensing arrangements, and other revenue for which revenue recognition criteria has not been met.
Deferred net revenue
Deferred net revenue as of March 31, 2021 and 2020, consisted of (in millions):

	As of March 31,
	2021	2020
Deferred net revenue (online-enabled games)	$1,527	$945
Deferred net revenue (other)	95	104
Deferred net revenue (noncurrent)	14	8
Total deferred net revenue	$1,636	$1,057
During the fiscal years ended March 31, 2021 and 2020, we recognized $1,010 million and $1,178 million of revenues, respectively, that were included in the deferred net revenue balance at the beginning of the period.

Remaining Performance Obligations
As of March 31, 2021, revenue allocated to remaining performance obligations consists of our deferred revenue balance of $1,636 million and amounts to be invoiced and recognized as revenue in future periods of $25 million. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue. We expect to recognize substantially all of these balances as revenue over the next 12 months.
(11) INCOME TAXES
The components of our income before provision for (benefit from) income taxes for the fiscal years ended March 31, 2021, 2020 and 2019 are as follows (in millions):

	Year Ended March 31,
	2021	2020	2019
Domestic	$299	$380	$170
Foreign	718	1,128	909
Income before provision for (benefit from) income taxes	$1,017	$1,508	$1,079

Provision for (benefit from) income taxes for the fiscal years ended March 31, 2021, 2020 and 2019 consisted of (in millions):

	Current	Deferred	Total
Year Ended March 31, 2021
Federal	$251	$(26)	$225
State	24	(2)	22
Foreign	47	(114)	(67)
	$322	$(142)	$180
Year Ended March 31, 2020
Federal	$258	$(14)	$244
State	39	(2)	37
Foreign	48	(1,860)	(1,812)
	$345	$(1,876)	$(1,531)
Year Ended March 31, 2019
Federal	$29	$(18)	$11
State	5	—	5
Foreign	42	2	44
	$76	$(16)	$60

The differences between the statutory tax rate and our effective tax rate, expressed as a percentage of income before provision for (benefit from) income taxes, for the fiscal years ended March 31, 2021, 2020 and 2019 were as follows:

	Year Ended March 31,
	2021	2020	2019
Statutory federal tax expense rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.7%	1.0%	0.7%
Differences between statutory rate and foreign effective tax rate	7.0%	(8.4)%	(14.4)%
Tax reform	—%	—%	(0.4)%
Excess tax benefit from equity compensation	(2.7)%	(0.1)%	(1.9)%
Research and development credits	(2.4)%	(1.2)%	(2.4)%
Swiss Deferred Tax Asset	(10.1)%	(122.1)%	—%
The Altera opinion	—%	5.4%	—%
Non-deductible stock-based compensation	3.3%	2.3%	2.3%
Other	(0.1)%	0.6%	0.7%
Effective tax rate	17.7%	(101.5)%	5.6%
During the fiscal year ended March 31, 2020, we completed an intra-entity sale of some of our intellectual property rights to our Swiss subsidiary, where our international business is headquartered (the “Swiss intra-entity sale”). The transaction did not result in a taxable gain. Under U.S. GAAP, any profit resulting from this intercompany transaction was eliminated upon consolidation. However, the transaction resulted in a step-up of the Swiss tax-deductible basis in the transferred intellectual property rights and, accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights (“Swiss Deferred Tax Asset”). The Swiss Deferred Tax Asset and the one-time tax benefit was measured and will be periodically remeasured based on the Swiss tax rate in effect for the years the asset will be recovered.
Our effective tax rate and resulting provision for income taxes for the fiscal year ended March 31, 2021 includes a $103 million tax benefit related to changes in our Swiss Deferred Tax Asset. This benefit was more than offset by a $180 million charge related to our decision to capitalize for income tax purposes certain foreign expenses which increased the taxable income in our foreign entities that is subject to U.S. tax. In accordance with our existing accounting policy, we do not establish deferred tax assets to offset this charge, but we expect future deductions of the capitalized amounts.
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

The components of net deferred tax assets, as of March 31, 2021 and 2020 consisted of (in millions):

	As of March 31,
	2021	2020
Deferred tax assets:
Accruals, reserves and other expenses	$158	$141
Tax credit carryforwards	161	137
Stock-based compensation	43	37
Net operating loss and capital loss carryforwards	258	195
Swiss intra-entity tax asset	1,781	1,818
Total	2,401	2,328
Valuation allowance	(230)	(288)
Deferred tax assets, net of valuation allowance	2,171	2,040
Deferred tax liabilities:
Amortization and depreciation	(140)	(85)
ASC 606 Revenue Recognition	(21)	(43)
Other	(8)	(10)
Total	(169)	(138)
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$2,002	$1,902
As of March 31, 2021, we have net operating loss carry forwards of approximately $2.1 billion of which approximately $1.8 billion is attributable to Switzerland and $146 million to California. Substantially all of these carryforwards, if not fully realized, will begin to expire in 2027. Switzerland has a seven-year carryforward period and does not permit the carry back of losses. We also have California credit carryforwards of $156 million. The California tax credit carryforwards can be carried forward indefinitely.
As of March 31, 2021, we maintained a total valuation allowance of $230 million related to certain U.S. state deferred tax assets, Swiss deferred tax asset, and foreign capital loss carryovers, due to uncertainty about the future realization of these assets.

The total unrecognized tax benefits as of March 31, 2021, 2020 and 2019 were $584 million, $983 million and $417 million, respectively. A reconciliation of the beginning and ending balance of unrecognized tax benefits is summarized as follows (in millions):

Balance as of March 31, 2018	$457
Increases in unrecognized tax benefits related to prior year tax positions	—
Decreases in unrecognized tax benefits related to prior year tax positions	(41)
Increases in unrecognized tax benefits related to current year tax positions	43
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(16)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(21)
Changes in unrecognized tax benefits due to foreign currency translation	(5)
Balance as of March 31, 2019	417
Increases in unrecognized tax benefits related to prior year tax positions	111
Decreases in unrecognized tax benefits related to prior year tax positions	(4)
Increases in unrecognized tax benefits related to current year tax positions	468
Decreases in unrecognized tax benefits related to settlements with taxing authorities	—
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(5)
Changes in unrecognized tax benefits due to foreign currency translation	(4)
Balance as of March 31, 2020	983
Increases in unrecognized tax benefits related to prior year tax positions	12
Decreases in unrecognized tax benefits related to prior year tax positions	(444)
Increases in unrecognized tax benefits related to current year tax positions	55
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(2)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(27)
Changes in unrecognized tax benefits due to foreign currency translation	7
Balance as of March 31, 2021	$584
As of March 31, 2021, approximately $319 million of the unrecognized tax benefits would affect our effective tax rate, a portion of which would be impacted by a valuation allowance.
Interest and penalties related to estimated obligations for tax positions taken in our tax returns are recognized in income tax expense in our Consolidated Statements of Operations. The combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current other liabilities was approximately $34 million as of March 31, 2021 and $34 million as of March 31, 2020.
We file income tax returns in the United States, including various state and local jurisdictions. As of March 31, 2021, our subsidiaries file tax returns in various foreign jurisdictions, including Switzerland, Canada, Sweden, Italy, France, Germany, and the United Kingdom. We remain subject to income tax examination by the IRS for fiscal years after 2016. In addition, as of the period ended March 31, 2021, we remain subject to income tax examination for several other jurisdictions including in Switzerland for fiscal years after 2011, Canada for fiscal years after 2013, Sweden for fiscal years after 2015, Italy for fiscal years after 2017, France for fiscal years after 2017, Germany for fiscal years after 2016, and the United Kingdom for fiscal years after 2019.
We are also currently under income tax examination in the United States for fiscal year 2017, Italy for fiscal year 2016, and Spain for fiscal years 2017 and 2018.
The timing and potential resolution of income tax examinations is highly uncertain. While we continue to measure our uncertain tax positions, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued.

In fiscal year 2021, the Supreme Court of the United States denied Altera’s appeal of the Altera opinion, resulting in a partial decrease of our unrecognized tax benefits. A complete resolution and settlement of the matters underlying the Altera opinion is reasonably possible within the next 12 months, which would result in an additional reduction of our gross unrecognized tax benefits. However, it is uncertain whether a complete resolution and settlement of such matters would also result in resolution of all related and unrelated U.S. positions for all applicable years. Therefore, it is not possible to provide a range of potential outcomes associated with a reversal of our gross unrecognized tax benefits for Altera uncertain tax positions.
It is also reasonably possible that an additional reduction of up to $5 million of unrecognized tax benefits may occur within the next 12 months, unrelated to the Altera opinion, a portion of which would impact our effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements and tax interpretations.
(12) FINANCING ARRANGEMENTS
Senior Notes
In February 2021, we issued $750 million aggregate principal amount of 1.85% Senior Notes due February 15, 2031 (the “2031 Notes”) and $750 million aggregate principal amount of 2.95% Senior Notes due February 15, 2051 (the “2051 Notes”). Our proceeds were $1,478 million, net of discount of $6 million and issuance costs of $16 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2031 Notes and the 2051 Notes using the effective interest rate method. The effective interest rate is 1.98% for the 2031 Notes and 3.04% for the 2051 Notes. Interest is payable semiannually in arrears, on February 15 and August 15 of each year.
In February 2016, we issued $600 million aggregate principal amount of 3.70% Senior Notes due March 1, 2021 (the “2021 Notes”) and $400 million aggregate principal amount of 4.80% Senior Notes due March 1, 2026 (the “2026 Notes”). Our proceeds were $989 million, net of discount of $2 million and issuance costs of $9 million. Both the discount and issuance costs are being amortized to interest expense over the respective terms of the 2021 Notes and the 2026 Notes using the effective interest rate method. The effective interest rate was 3.94% for the 2021 Notes and is 4.97% for the 2026 Notes. Interest is payable semiannually in arrears, on March 1 and September 1 of each year. We redeemed $600 million aggregate principal amount of the 2021 Notes on February 1, 2021 plus accrued and unpaid interest of $9 million.
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of March 31, 2021	As of March 31, 2020
Senior Notes:
4.80% Senior Notes due 2026	$400	$400
1.85% Senior Notes due 2031	750	—
2.95% Senior Notes due 2051	750	—
3.70% Senior Notes due 2021	—	600
Total principal amount	$1,900	$1,000
Unaccreted discount	(7)	(1)
Unamortized debt issuance costs	(17)	(3)
Net carrying value of Senior Notes	$1,876	$996

Fair value of Senior Notes (Level 2)	$1,873	$1,030
As of March 31, 2021, the remaining life of the 2026 Notes, 2031 Notes and 2051 Notes is approximately 4.9 years, 9.9 years, and 29.9 years, respectively.
The Senior Notes are senior unsecured obligations and rank equally with all our other existing and future unsubordinated obligations and any indebtedness that we may incur from time to time under our Credit Facility.

The 2026 Notes, 2031 Notes and 2051 Notes are redeemable at our option at any time prior to December 1, 2025, November 15, 2030, and August 15, 2050, respectively, subject to a make-whole premium. After such dates, we may redeem each such series of Notes, respectively, at a redemption price equal to 100% of the aggregate principal amount plus accrued and unpaid interest. In addition, upon the occurrence of a change of control repurchase event, the holders of each such series of Notes may require us to repurchase all or a portion of these Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. Each such series of Notes also include covenants that limit our ability to incur liens on assets and to enter into sale and leaseback transactions, subject to certain allowances.
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
The loans bear interest, at our option, at the base rate plus an applicable spread or an adjusted LIBOR rate plus an applicable spread, in each case with such spread being determined based on our debt credit ratings. We are also obligated to pay other customary fees for a credit facility of this size and type. Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the adjusted LIBOR rate. Principal, together with all accrued and unpaid interest, is due and payable at maturity. We may prepay the loans and terminate the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions. LIBOR is expected to be discontinued, and the Credit Facility contains a process by which we and the administrative agent agree on an alternate rate in such event. If we fail to agree on an alternate rate, then any loans will bear interest at a base rate tied to an ABR Borrowing rate, plus an applicable spread.

The credit agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a debt to EBITDA ratio. As of March 31, 2021, we were in compliance with the debt to EBITDA ratio.
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
As of March 31, 2021 and 2020, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for fiscal years 2021, 2020, and 2019 that is included in interest and other income (expense), net on our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2021	2020	2019
Amortization of debt discount	$—	$—	$(1)
Amortization of debt issuance costs	(2)	(2)	(2)
Coupon interest expense	(43)	(42)	(41)
Other interest expense	—	—	(1)
Total interest expense	$(45)	$(44)	$(45)

(13) LEASES
On April 1, 2019, at the beginning of fiscal year 2020, we adopted ASC Topic 842, Leases. Our leases primarily consist of facility leases for our offices and development studios, data centers, and server equipment, with remaining lease terms of up to 16 years. Our lease terms may include options to extend or terminate the lease. When it is reasonably certain that we will exercise that option, we include the renewals or reduced lease terms in our calculation of operating lease liabilities. All of our leases are classified as operating leases.
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
Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of future lease payments over the lease term. In determining the present value of the future lease payments, we use our incremental borrowing rate as none of our leases provide an implicit rate. Our incremental borrowing rate is an assumed rate based on our credit rating, credit history, current economic environment, and the lease term. Operating lease ROU assets are further adjusted for any payments made, incentives received, and initial direct costs incurred prior to the commencement date.
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
The components of lease expenses for the fiscal years ended March 31, 2021 and 2020 are as follows (in millions):

	Year Ended March 31,
	2021	2020
Operating lease costs	$87	$70
Variable lease costs	21	37
Short-term lease costs	2	14
Total lease expense	$110	$121
Supplemental cash and noncash information related to our operating leases for the fiscal years ended March 31, 2021 and 2020 are as follows (in millions):

	Year Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liability	$85	$69
ROU assets obtained in exchange for new lease obligations	$90	$52
Weighted average remaining lease term and discount rate at March 31, 2021 and 2020 are as follows:

	At March 31, 2021	At March 31, 2020
Lease term	7.2 years	4.5 years
Discount rate	2.7%	3.2%
Operating lease ROU assets and liabilities recorded on our Consolidated Balance Sheets as of March 31, 2021 and 2020 are as follows (in millions):

	As of March 31,		Balance Sheet Classification
	2021	2020
Operating lease ROU assets	$242	$193	Other assets

Operating lease liabilities	$76	$69	Accrued and other current liabilities
Noncurrent operating lease liabilities	202	155	Other liabilities
Total operating lease liabilities	$278	$224
Future minimum lease payments under operating leases as of March 31, 2021 were as follows (in millions):

Fiscal Years Ending March 31,
2022	$56
2023	72
2024	42
2025	34
2026	27
Thereafter	77
Total future lease payments	308
Less imputed interest	(30)
Total operating lease liabilities	$278
In addition to what is included in the table above, as of March 31, 2021, we have entered into six office leases and one equipment lease that have not yet commenced with aggregate future lease payments of approximately $163 million. These leases are expected to commence between fiscal year 2022 and fiscal year 2025, and will have lease terms ranging from 3 to 12 years.
(14) COMMITMENTS AND CONTINGENCIES
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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include, but are not limited to: FIFA (Fédération Internationale de Football Association), FIFPRO Foundation, FAPL (Football Association Premier League Limited), DFL Deutsche Fußball Liga E.V. (German Soccer League), and Liga Nacional De Futbol Profesional (professional soccer); National Basketball Association and National Basketball Players Association (professional basketball); National Hockey League and NHL Players’ Association (professional hockey); NFL Properties LLC, NFL Players Association and NFL Players Inc. on behalf of OneTeam Partners, LLC (professional football); William Morris Endeavor Entertainment LLC (professional mixed martial arts); ESPN (content in EA SPORTS games); Disney Interactive (Star Wars); Formula One Digital Media Limited and Formula Motorsport Limited (professional racing); and PGA Tour, Inc. (professional golf). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations as of March 31, 2021 (in millions):

		Fiscal Year Ending March 31,
	Total	2022	2023	2024	2025	2026	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,945	$297	$377	$377	$387	$294	$213
Marketing commitments	671	157	136	130	122	86	40
Senior Notes interest	897	56	55	55	55	54	622
Operating lease imputed interest	30	7	6	4	3	2	8
Operating leases not yet commenced	163	3	6	7	9	14	124
Other purchase obligations	216	47	43	124	1	1	—
Total unrecognized commitments	3,922	567	623	697	577	451	1,007

Recognized commitments
Senior Notes principal and interest	1,907	7	—	—	—	400	1,500
Operating leases	278	49	66	38	31	25	69
Transition Tax and other taxes	44	24	3	4	6	7	—
Licensing commitments	27	27	—	—	—	—	—
Total recognized commitments	2,256	107	69	42	37	432	1,569

Total Commitments	$6,178	$674	$692	$739	$614	$883	$2,576
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of March 31, 2021; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above, as of March 31, 2021, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $292 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
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
There were an insignificant number of stock options granted during fiscal years 2021, 2020, and 2019.
The estimated assumptions used in the Black-Scholes valuation model to value our ESPP purchase rights were as follows:

	ESPP Purchase Rights
	Year Ended March 31,
	2021	2020	2019
Risk-free interest rate	0.1%	1.5 - 1.9%	2.2 - 2.5%
Expected volatility	32 - 39%	23 - 37%	29 - 33%
Weighted-average volatility	36%	26%	33%
Expected term	6 - 12 months	6 - 12 months	6 - 12 months
Expected dividends	0.3%	None	None
The assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Year Ended March 31,
	2021	2020	2019
Risk-free interest rate	0.2%	1.6 - 1.8%	2.6%
Expected volatility	23 - 63%	14 - 65%	16 - 47%
Weighted-average volatility	37%	29%	28%
Expected dividends	None	None	None

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
Approximately 17.7 million options or 12.4 million restricted stock units were available for grant under our 2019 Equity Plan as of March 31, 2021.
Stock Options
Options granted under the 2019 Equity Plan and the 2000 Equity Plan generally expire ten years from the date of grant. All outstanding options are fully vested and exercisable.
The following table summarizes our stock option activity for the fiscal year ended March 31, 2021:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2020	1,074	$30.85
Granted	3	127.35
Exercised	(810)	29.60
Forfeited, cancelled or expired	—	—
Outstanding as of March 31, 2021	267	$35.71	3.22	$27
Vested and expected to vest	267	$35.71	3.22	$27
Exercisable as of March 31, 2021	267	$35.71	3.22	$27
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of March 31, 2021, which would have been received by the option holders had all the option holders exercised their options as of that date. The total intrinsic values of stock options exercised during fiscal years 2021, 2020, and 2019 were $76 million, $22 million and $24 million, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.
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

Each restricted stock unit granted reduces the number of shares available for grant by 1.43 shares under our 2019 Equity Plan. The following table summarizes our restricted stock units activity, excluding performance-based and market-based restricted stock unit activity which is discussed below, for the fiscal year ended March 31, 2021:

	Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2020	6,217	$100.42
Granted	3,322	127.27
Vested	(3,285)	103.68
Forfeited or cancelled	(490)	109.64
Outstanding as of March 31, 2021	5,764	$113.25
The grant date fair value of restricted stock units is based on the quoted market price of our common stock on the date of grant. The weighted-average grant date fair values of restricted stock units granted during fiscal years 2021, 2020, and 2019 were $127.27, $93.52 and $128.76 respectively. The fair values of restricted stock units that vested during fiscal years 2021, 2020, and 2019 were $420 million, $240 million and $300 million, respectively.
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
The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the fiscal year ended March 31, 2021:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2020	579	$110.51
Granted	—	—
Forfeited or cancelled	—	—
Outstanding as of March 31, 2021	579	$110.51

We expect approximately 266,000 of the 579,000 outstanding performance-based restricted stock units will be earned and vest on May 26,2021 and the remaining outstanding units will be cancelled.

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
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the year ended March 31, 2021:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2020	1,898	$128.41
Granted	874	145.78
Vested	(157)	113.72
Forfeited or cancelled	(420)	137.69
Outstanding as of March 31, 2021	2,195	$134.60
The weighted-average grant date fair values of market-based restricted stock units granted during fiscal years 2021, 2020, and 2019 were $145.78, $109.04, and $185.24, respectively. The fair values of market-based restricted stock units that vested during fiscal years 2021, 2020, and 2019 were $19 million, $9 million, and $54 million, respectively.
ESPP
Pursuant to our ESPP, eligible employees may authorize payroll deductions of between 2 percent and 10 percent of their compensation to purchase shares of common stock at 85 percent of the lower of the market price of our common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period.
The following table summarizes our ESPP activity for fiscal years ended March 31, 2021, 2020 and 2019:

	Shares Issued (in millions)	Exercise Prices for Purchase Rights	Weighted-Average Fair Values of Purchase Rights
Fiscal Year 2019	0.5	$89.46 - $107.51	$31.88
Fiscal Year 2020	0.7	$74.70 - $74.89	$29.05
Fiscal Year 2021	0.7	$74.70 - $119.37	$29.80

The fair values were estimated on the date of grant using the Black-Scholes valuation model. We issue new common stock out of the ESPP’s pool of authorized shares. As of March 31, 2021, 4.9 million shares were available for grant under our ESPP.
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2021	2020	2019
Cost of revenue	$5	$4	$4
Research and development	285	229	184
Marketing and sales	46	37	33
General and administrative	99	77	63
Stock-based compensation expense	$435	$347	$284

During the fiscal years ended March 31, 2021, 2020 and 2019, we recognized $56 million, $43 million and $40 million, respectively, of deferred income tax benefit related to our stock-based compensation expense.

As of March 31, 2021, our total unrecognized compensation cost related to restricted stock units, market-based restricted stock units, and performance-based restricted stock units was $558 million and is expected to be recognized over a weighted-average service period of 1.7 years. Of the $558 million of unrecognized compensation cost, $476 million relates to restricted stock units, $81 million relates to market-based restricted stock units, and $1 million relates to performance-based restricted stock units. As of March 31, 2021, there were no unrecognized compensation cost related to stock options as they were fully vested.
Deferred Compensation Plan
We have a Deferred Compensation Plan (“DCP”) for the benefit of a select group of management or highly compensated employees and directors, which is unfunded and intended to be a plan that is not qualified within the meaning of section 401(a) of the Internal Revenue Code. The DCP permits the deferral of the annual base salary and/or director cash compensation up to a maximum amount. The deferrals are held in a separate trust, which has been established by us to administer the DCP. The trust is a grantor trust and the specific terms of the trust agreement provide that the assets of the trust are available to satisfy the claims of general creditors in the event of our insolvency. The assets held by the trust are classified as trading securities and are held at fair value on our Consolidated Balance Sheets. The assets and liabilities of the DCP are presented in other assets and other liabilities on our Consolidated Balance Sheets, respectively, with changes in the fair value of the assets and in the deferred compensation liability recognized as compensation expense. The estimated fair value of the assets was $18 million and $13 million as of March 31, 2021 and 2020, respectively. As of March 31, 2021 and 2020, $19 million and $14 million were recorded, respectively, to recognize undistributed deferred compensation due to employees.
401(k) Plan, Registered Retirement Savings Plan and ITP Plan
We have a 401(k) plan covering substantially all of our U.S. employees, a Registered Retirement Savings Plan covering substantially all of our Canadian employees, and an ITP pension plan covering substantially all our Swedish employees. These plans may permit us to make discretionary contributions to employees’ accounts based on our financial performance. We contributed an aggregate of $40 million, $29 million and $43 million to these plans in fiscal years 2021, 2020, and 2019, respectively.
Stock Repurchase Program
In May 2017, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a two-year program to repurchase up to $1.2 billion of our common stock. We repurchased approximately 0.6 million shares for approximately $76 million under this program during the fiscal year ended March 31, 2019. In May 2018, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $2.4 billion of our common stock. We repurchased approximately 0.7 million, 12.3 million and 10.4 million shares for approximately $78 million, $1,207 million and $1,116 million under this program, respectively, during the fiscal years ended March 31, 2021, 2020 and 2019. We completed repurchases under the May 2018 program in April 2020.
In November 2020, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. This stock repurchase program expires on November 4, 2022. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. We repurchased approximately 4.9 million shares for approximately $651 million under this program during the fiscal year ended March 31, 2021. We are actively repurchasing shares under this program.
The following table summarizes total shares repurchased during fiscal years 2021, 2020, and 2019:

	May 2017 Program		May 2018 Program		November 2020 Program		Total
(In millions)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Fiscal Year 2019	0.6	$76	10.4	$1,116	—	$—	11.0	$1,192
Fiscal Year 2020	—	$—	12.3	$1,207	—	$—	12.3	$1,207
Fiscal Year 2021	—	$—	0.7	$78	4.9	$651	5.6	$729

(16) INTEREST AND OTHER INCOME (EXPENSE), NET
Interest and other income (expense), net, for the fiscal years ended March 31, 2021, 2020 and 2019 consisted of (in millions):

	Year Ended March 31,
	2021	2020	2019
Interest expense	(45)	(44)	(45)
Interest income	24	100	88
Net gain (loss) on foreign currency transactions	9	11	(9)
Net gain (loss) on foreign currency forward contracts	(19)	(4)	50
Other income (expense), net	2	—	(1)
Interest and other income (expense), net	$(29)	$63	$83

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

	Year Ended March 31,
(In millions, except per share amounts)	2021	2020	2019
Net income	$837	$3,039	$1,019
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	289	293	303
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	3	2	3
Weighted-average common stock outstanding — diluted	292	295	306
Earnings per share:
Basic	$2.90	$10.37	$3.36
Diluted	$2.87	$10.30	$3.33
For the fiscal years ended March 31, 2021, 2020 and 2019, two million of restricted stock units, market-based restricted stock units and performance-based restricted stock units were excluded from the treasury stock method computation of diluted shares, respectively, as their inclusion would have had an antidilutive effect.

(18) SEGMENT AND REVENUE INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Our CODM currently reviews total company operating results to assess overall performance and allocate resources. As of March 31, 2021, we have only one reportable segment, which represents our only operating segment.
Information about our total net revenue by timing of recognition for the fiscal years ended March 31, 2021, 2020 and 2019 is presented below (in millions):

	Year Ended March 31,
	2021	2020	2019
Net revenue by timing of recognition
Revenue recognized at a point in time	$2,006	$2,043	$1,902
Revenue recognized over time	3,623	3,494	3,048
Net revenue	$5,629	$5,537	$4,950
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
Information about our total net revenue by composition for the fiscal years ended March 31, 2021, 2020 and 2019 is presented below (in millions):

	Year Ended March 31,
	2021	2020	2019
Net revenue by composition
Full game downloads	$918	$811	$681
Packaged goods	695	1,076	1,112
Full game	1,613	1,887	1,793

Live services and other	4,016	3,650	3,157
Net revenue	$5,629	$5,537	$4,950
Full game net revenue includes full game downloads and packaged goods. Full game downloads includes revenue from digital sales of full games on console, PC, and mobile phones and tablets. Packaged goods includes revenue from software that is sold physically. This includes (1) net revenue from game software sold physically through traditional channels such as brick and mortar retailers, and (2) software licensing revenue from third parties (for example, makers of console platforms, personal computers or computer accessories) who include certain of our full games for sale with their products (for example, OEM bundles).
Live services and other net revenue includes revenue from sales of extra content for console, PC and mobile games, licensing revenue from third-party publishing partners who distribute our games digitally, subscriptions, advertising, and non-software licensing.

Information about our total net revenue by platform for the fiscal years ended March 31, 2021, 2020 and 2019 is presented below (in millions):

	Year Ended March 31,
	2021	2020	2019
Platform net revenue
Console	$3,716	$3,774	$3,333
PC and other	1,195	1,036	793
Mobile	718	727	824
Net revenue	$5,629	$5,537	$4,950
Information about our operations in North America and internationally for the fiscal years ended March 31, 2021, 2020 and 2019 is presented below (in millions):

	Year Ended March 31,
	2021	2020	2019
Net revenue from unaffiliated customers
North America	$2,474	$2,270	$1,906
International	3,155	3,267	3,044
Net revenue	$5,629	$5,537	$4,950

	As of March 31,
	2021	2020
Long-lived assets
North America	$397	$375
International	94	74
Total	$491	$449
We attribute net revenue from external customers to individual countries based on the location of the legal entity that sells the products and/or services. Note that revenue attributed to the legal entity that makes the sale is often not the country where the consumer resides. For example, revenue generated by our Swiss legal entity includes digital revenue from consumers who reside outside of Switzerland, including consumers who reside outside of Europe. Revenue generated by our Swiss legal entity during fiscal years 2021, 2020, and 2019 represents $2,731 million, $2,586 million and $2,303 million or 49 percent, 47 percent and 47 percent of our total net revenue, respectively. Revenue generated in the United States represents over 99 percent of our total North America net revenue. There were no other countries with net revenue greater than 10 percent.
In fiscal year 2021, our direct sales to Sony and Microsoft represented approximately 36 percent and 18 percent of total net revenue, respectively. In fiscal year 2020, our direct sales to Sony and Microsoft represented approximately 32 percent and 17 percent of total net revenue, respectively. In fiscal year 2019, our direct sales to Sony and Microsoft represented approximately 29 percent and 16 percent of total net revenue, respectively.

Reports of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Electronic Arts Inc. and subsidiaries (the Company) as of April 3, 2021 and March 28, 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three fiscal year period ended April 3, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of April 3, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 3, 2021 and March 28, 2020, and the results of its operations and its cash flows for each of the fiscal years in the three fiscal year period ended April 3, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 3, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Assessment of the Estimated Offering Period

As discussed in Note 2 to the consolidated financial statements, revenue for transactions that include future update rights and/or online hosting performance obligations are subject to deferral and recognized over the Estimated Offering Period. Determining the Estimated Offering Period is inherently subjective because it is not an explicitly defined period. The Company’s determination of the Estimated Offering Period considers the following factors:

•the average period of time customers are online
•for physical games sold at retail, the period of time between the date a game unit is sold to a reseller and the date the reseller sells the game unit to the customer
•known and expected online gameplay trends
•disclosed service periods for competitors’ games.

The Company reported Net Revenue of $5,629 million for the year-ended April 3, 2021, and deferred net revenue of $1,636 million as of April 3, 2021.

We identified the assessment of the Estimated Offering Period as a critical audit matter. A high degree of audit effort and subjective and complex auditor judgment was required to evaluate the sufficiency of audit evidence obtained over the Estimated Offering Period, including whether historical experience and other qualitative factors, such as those described above, are indicative of the time period during which the Company’s games and extra content are played by its customers.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to determine the Estimated Offering Period, including controls over the factors noted above and the Company’s review of the Estimated Offering Period concluded for use in recognizing revenue. We evaluated the model the Company used to develop the Estimated Offering Period against the accounting requirements and for potential management bias. We computed the average period of time customers are online as well as the period of time between the date a game unit is sold to a reseller and the date the reseller sells the game unit to the customer by using the Company’s internal data. We compared the results of these computations against the periods used by the Company in its Estimated Offering Period model. We obtained disclosed service periods for competitors’ games and compared them against the data used by the Company. We compared known and expected online gameplay trends used in the determination of the Estimated Offering Period to historical Company information and publicly available industry information. We performed a sensitivity analysis over the Company’s Estimated Offering Period to assess the impact of potential changes in the Estimated Offering Period on revenue. We assessed the sufficiency of evidence obtained related to the Estimated Offering Period by evaluating the results of the procedures performed.
Evaluation of the realizability of the Swiss deferred tax assets

As discussed in Notes 2 and 11 to the consolidated financial statements, during the year ended March 28, 2020, the Company recognized $1.840 billion of deferred tax benefits related to an intra-entity sale of some of its intellectual property rights to its Swiss subsidiary, which was net of the impact of a $131 million valuation allowance and a $393 million reduction due to the Altera opinion. The Company periodically performs an analysis to determine whether it is more likely than not that all or a portion of its Swiss deferred tax assets will be realized. The Company’s realizability analysis considers whether sufficient taxable income will be generated by the Swiss subsidiary over the period that the

Swiss deferred tax assets will reverse. As of April 3, 2021, the Swiss intra-entity deferred tax asset balance was $1.781 billion.

We identified the evaluation of the realizability of the Company’s Swiss deferred tax assets as a critical audit matter. This evaluation required especially challenging auditor judgment to assess the Company’s estimated future Swiss taxable income over the period that the Swiss deferred tax assets will reverse. Specifically, the Company’s assumptions of expected future growth rates of Swiss taxable income were based primarily on third-party market and industry growth data. Changes in assumptions regarding estimated future Swiss taxable income could have a significant impact on the realization of the Company’s Swiss deferred tax assets and the amount of the valuation allowance.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s income tax process over the valuation allowance, including controls over the process to develop estimates of future Swiss taxable income. We performed a sensitivity analysis of the valuation allowance to assess the impact of reasonably possible changes in expected future growth rates. We compared the Company’s estimated future Swiss taxable income to historical growth rates and other projected financial information prepared by the Company. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s benchmarking study of third-party market and industry growth data by assessing the relevance and reliability of the benchmarking data.
/s/ KPMG LLP

We have served as the Company’s auditor since 1987.
Santa Clara, California
May 26, 2021

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
Our management assessed the effectiveness of our internal control over financial reporting as of the end of our most recently completed fiscal year. In making its assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has concluded that, as of the end of our most recently completed fiscal year, our internal control over financial reporting was effective and provided a reasonable level of assurance.
KPMG LLP, our independent registered public accounting firm, has issued an auditors’ report on the effectiveness of our internal control over financial reporting. That report appears on Page 83.
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended March 31, 2021 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B:     Other Information
None.

PART III
Item 10:     Directors, Executive Officers and Corporate Governance
The information required by Item 10, other than the information regarding executive officers, which is included in Part I, Item 1 of this report, is incorporated herein by reference to the information to be included in our 2021 Proxy under the headings “Proxy Highlights” and “Board of Directors and Corporate Governance.”
Item 11:     Executive Compensation
The information required by Item 11 is incorporated herein by reference to the information to be included in the 2021 Proxy under the headings “Director Compensation”, “Executive Compensation Matters” and “Compensation Committee Interlocks and Insider Participation.”
Item 12:     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference to the information to be included in the 2021 Proxy under the headings “Executive Compensation Tables” and “Security Ownership of Certain Beneficial Owners and Management.”
Item 13:     Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to the information to be included in the 2021 Proxy under the headings “Director Independence,” and “Related Persons Transaction Policy.”
Item 14:     Principal Accounting Fees and Services
The information required by Item 14 is incorporated herein by reference to the information to be included in Proposal 3 of the 2021 Proxy and under the heading “Audit Matters.”
PART IV
Item 15:     Exhibits and Financial Statements
(a)Documents filed as part of this report
1.   Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 42 of this report.
2.   Financial Statement Schedules: The Financial Statement Schedules have been omitted because they are not applicable or are not required or are not present in material amounts or the information required to be set forth herein is included in the Consolidated Financial Statements or Notes thereto.
3.   Exhibits: The exhibits listed in the accompanying index to exhibits on Page 89 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC.
2021 FORM 10-K ANNUAL REPORT
EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
2.01	Agreement and Plan of Merger, dated as of February 8, 2021, by and among Electronic Arts Inc., Giants Acquisition Sub, Inc. and Glu Mobile Inc.	8-K	000-17948	2/8/2021

2.02	Rule 2.7 Announcement in connection with the Company’s acquisition of Codemasters Group Holdings plc, dated December 14, 2020	8-K	000-17948	12/14/2020

2.03	Co-operation Agreement, dated December 14, 2020, by and between Electronic Arts Inc., Codex Games Limited and Codemasters Group Holdings PLC	8-K	000-17948	12/14/2020

3.01	Amended and Restated Certificate of Incorporation	8-K	000-17948	8/9/2019

3.02	Amended and Restated Bylaws	8-K	000-17948	8/9/2019

4.01	Specimen Certificate of Registrant’s Common Stock	10-Q	000-17948	2/6/2018

4.02	Description of Securities				X

4.03	Indenture, dated as of February 24, 2016 by and between Electronic Arts Inc. and U.S. Bank National Association, as Trustee	8-K	000-17948	2/24/2016

4.04	First Supplemental Indenture, dated as of February 24, 2016, between Electronic Arts Inc. and U.S. Bank National Association, as Trustee	8-K	000-17948	2/24/2016

4.05	Second Supplemental Indenture, dated as of February 11, 2021, between Electronic Arts Inc. and U.S. Bank National Association, as Trustee	8-K	000-17948	2/11/2021

10.01*	Form of Indemnity Agreement with Directors	10-K	000-17948	6/4/2004

10.02*	Electronic Arts Inc. Executive Bonus Plan	8-K	000-17948	5/25/2021

10.03*	Electronic Arts Inc. Deferred Compensation Plan	10-Q	000-17948	8/6/2007

10.04*	Electronic Arts Inc. Change in Control Plan	8-K	000-17948	5/18/2018

10.05*	First Amendment to the Electronic Arts Deferred Compensation Plan, as amended and restated	10-K	000-17948	5/22/2009

10.06*	EA Bonus Plan	8-K	000-17948	5/18/2018

10.07*	EA Bonus Plan Fiscal Year 2020 Addendum	8-K	000-17948	5/20/2019

10.08*	Form of 2019 Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/20/2019

10.09*	Form of Performance-Based Restricted Stock Unit Agreement	10-K	000-17948	5/20/2020

10.10*	Form of Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/25/2021

10.11*	Form of November 2019 Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	11/12/2019

10.12*	Form of Restricted Stock Unit Award Agreement for Outside Directors	10-Q	000-17948	11/7/2017

10.13*	2000 Equity Incentive Plan, as amended, and related documents	8-K	000-17948	8/1/2016

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
10.14*	2000 Employee Stock Purchase Plan, as amended	8-K	000-17948	8/1/2016

10.15*	2019 Equity Incentive Plan, and related documents	8-K	000-17948	8/9/2019

10.16*	Offer Letter for Employment at Electronic Arts Inc. to Andrew Wilson, dated September 15, 2013	8-K	000-17948	9/17/2013

10.17*	Offer Letter for Employment at Electronic Arts Inc. to Blake Jorgensen, dated July 25, 2012	8-K	000-17948	7/31/2012

10.18*	Offer Letter for Employment at Electronic Arts Inc. to Ken Moss, dated June 6, 2014	10-Q	000-17948	8/5/2014

10.19*	Offer Letter for Employment at Electronic Arts Inc. to Chris Bruzzo, dated July 21, 2014	10-Q	000-17948	11/4/2014

10.20*	Offer Letter for Employment at Electronic Arts Inc. to Mala Singh, dated August 27, 2016	10-Q	000-17948	11/8/2016

10.21**	Durango Publisher License Agreement, dated June 29, 2012, by and among Electronic Arts Inc., EA International (Studio & Publishing) Ltd., Microsoft Licensing, GP and Microsoft Corporation	10-K	000-17948	5/21/2014

10.22**	Xbox Console Publisher License Agreement, dated as of September 30, 2020, between Microsoft Corporation, Electronic Arts Inc. and EA Swiss Sàrl	10-Q	000-17948	11/10/2020

10.23**
Playstation Global Developer & Publisher Agreement, dated April 1, 2018, by and among Electronic Arts Inc., EA International (Studio & Publishing) Ltd., Sony Interactive Entertainment Inc., Sony Interactive Entertainment LLC, and Sony Interactive Entertainment Europe Ltd
		10-Q	000-17948	8/8/2018

10.24**
PlayStation 5 Amendment to the PlayStation Global Developer and Publisher Agreement, dated as of October 15, 2020, by and among Electronic Arts Inc., EA Swiss Sàrl, Sony Interactive Entertainment, Inc., Sony Interactive Entertainment LLC, and Sony Interactive Entertainment Europe Limited
		10-Q	000-17948	11/10/2020

10.25	Credit Agreement, dated August 29, 2019, by and among Electronic Arts Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-17948	8/29/2019

21.1	Subsidiaries of the Registrant				X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS†	XBRL Instance Document				X

101.SCH†	XBRL Taxonomy Extension Schema Document				X

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document				X

*	Management contract or compensatory plan or arrangement.
**	Confidential portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
†	Attached as Exhibit 101 to this Annual Report on Form 10-K for the year ended March 31, 2020 are the following formatted in eXtensible Business Reporting Language (“XBRL”): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Operations, (3) Consolidated Statements of Comprehensive Income (Loss), (4) Consolidated Statements of Stockholders’ Equity, (5) Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC ARTS INC.
By:	/s/ Andrew Wilson
Andrew Wilson
Chief Executive Officer
Date: May 26, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 26th of May 2021.

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