Form 10-Q
period 2021-06-30
ELECTRONIC ARTS INC.
filed 2021-08-10
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
As of August 6, 2021, there were 284,581,807 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2021

PART I – FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	June 30, 2021	March 31, 2021 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,838	$5,260
Short-term investments	881	1,106
Receivables, net	557	521
Other current assets	401	326
Total current assets	4,677	7,213
Property and equipment, net	510	491
Goodwill	4,256	2,868
Acquisition-related intangibles, net	909	309
Deferred income taxes, net	1,960	2,045
Other assets	422	362
TOTAL ASSETS	$12,734	$13,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73	$96
Accrued and other current liabilities	1,093	1,341
Deferred net revenue (online-enabled games)	1,305	1,527
Total current liabilities	2,471	2,964
Senior notes, net	1,877	1,876
Income tax obligations	321	315
Deferred income taxes, net	24	43
Other liabilities	313	250
Total liabilities	5,006	5,448
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 285 and 286 shares issued and outstanding, respectively	3	3
Additional paid-in capital	—	—
Retained earnings	7,760	7,887
Accumulated other comprehensive loss	(35)	(50)
Total stockholders’ equity	7,728	7,840
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,734	$13,288

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended June 30,
(In millions, except per share data)	2021	2020
Net revenue	$1,551	$1,459
Cost of revenue	315	288
Gross profit	1,236	1,171
Operating expenses:
Research and development	515	438
Marketing and sales	190	121
General and administrative	169	136
Amortization of intangibles	40	5
Total operating expenses	914	700
Operating income	322	471
Interest and other income (expense), net	(14)	(3)
Income before provision for income taxes	308	468
Provision for income taxes	104	103
Net income	$204	$365
Earnings per share:
Basic	$0.71	$1.27
Diluted	$0.71	$1.25
Number of shares used in computation:
Basic	286	288
Diluted	289	292

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended June 30,
(In millions)	2021	2020
Net income	$204	$365
Other comprehensive income (loss), net of tax:
Net gains (losses) on available-for-sale securities	—	11
Net gains (losses) on derivative instruments	6	(37)
Foreign currency translation adjustments	9	24
Total other comprehensive income (loss), net of tax	15	(2)
Total comprehensive income	$219	$363

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except per share data)	Shares	Amount
Balances as of March 31, 2021	286,465	$3	$—	$7,887	$(50)	$7,840
Total comprehensive income	—	—	—	204	15	219
Stock-based compensation	—	—	125	—	—	125
Awards assumed upon acquisition(a)	—	—	23	—	—	23
Issuance of common stock	1,209	—	(105)	—	—	(105)
Repurchase and retirement of common stock	(2,292)	—	(43)	(282)	—	(325)
Cash dividends declared ($0.17 per common share)	—	—	—	(49)	—	(49)
Balances as of June 30, 2021	285,382	$3	$—	$7,760	$(35)	$7,728

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except per share data)	Shares	Amount
Balances as of March 31, 2020	288,413	$3	$—	$7,508	$(50)	$7,461
Total comprehensive income	—	—	—	365	(2)	363
Stock-based compensation	—	—	102	—	—	102
Issuance of common stock	1,088	—	(66)	—	—	(66)
Repurchase and retirement of common stock	(747)	—	(36)	(42)	—	(78)
Balances as of June 30, 2020	288,754	$3	$—	$7,831	$(52)	$7,782

(a) Please see Note 6 for further details regarding assumed awards associated with our acquisitions.

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three Months Ended June 30,
(In millions)	2021	2020
OPERATING ACTIVITIES
Net income	$204	$365
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	105	37
Stock-based compensation	125	102
Change in assets and liabilities:
Receivables, net	12	(44)
Other assets	(74)	44
Accounts payable	(19)	(3)
Accrued and other liabilities	(302)	(66)
Deferred income taxes, net	28	10
Deferred net revenue (online-enabled games)	(222)	(67)
Net cash provided by (used in) operating activities	(143)	378
INVESTING ACTIVITIES
Capital expenditures	(44)	(38)
Proceeds from maturities and sales of short-term investments	507	694
Purchase of short-term investments	(285)	(664)
Acquisitions, net of cash acquired	(1,989)	—
Net cash used in investing activities	(1,811)	(8)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	3
Cash dividends paid	(49)	—
Cash paid to taxing authorities for shares withheld from employees	(105)	(69)
Repurchase and retirement of common stock	(325)	(78)
Net cash used in financing activities	(479)	(144)
Effect of foreign exchange on cash and cash equivalents	11	19
Increase (decrease) in cash and cash equivalents	(2,422)	245
Beginning cash and cash equivalents	5,260	3,768
Ending cash and cash equivalents	$2,838	$4,013
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$134	$33

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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2022 contains 52 weeks and ends on April 2, 2022. Our results of operations for the fiscal year ended March 31, 2021 contained 53 weeks and ended on April 3, 2021. Our results of operations for the three months ended June 30, 2021 contained 13 weeks and ended on July 3, 2021. Our results of operations for the three months ended June 30, 2020 contained 14 weeks and ended on July 4, 2020. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, as filed with the United States Securities and Exchange Commission (“SEC”) on May 26, 2021.
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We adopted ASU 2019-12 in the first quarter of fiscal year 2022. The adoption did not have a material impact on our Condensed Consolidated Financial Statements.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2021 and March 31, 2021, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of June 30, 2021	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$146	$146	$—	$—	Cash equivalents
Money market funds	666	666	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	335	—	335	—	Short-term investments
U.S. Treasury securities	200	200	—	—	Short-term investments
U.S. agency securities	3	—	3	—	Short-term investments
Commercial paper	126	—	126	—	Short-term investments
Foreign government securities	63	—	63	—	Short-term investments
Asset-backed securities	117	—	117	—	Short-term investments
Certificates of deposit	37	—	37	—	Short-term investments
Foreign currency derivatives	28	—	28	—	Other current assets and other assets
Deferred compensation plan assets (a)	21	21	—	—	Other assets
Total assets at fair value	$1,742	$1,033	$709	$—
Liabilities
Foreign currency derivatives	$37	$—	$37	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	22	22	—	—	Other liabilities
Total liabilities at fair value	$59	$22	$37	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2021	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$157	$157	$—	$—	Cash equivalents
Money market funds	2,100	2,100	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	380	—	380	—	Short-term investments and cash equivalents
U.S. Treasury securities	437	437	—	—	Short-term investments and cash equivalents
U.S. agency securities	3	—	3	—	Short-term investments
Commercial paper	142	—	142	—	Short-term investments and cash equivalents
Foreign government securities	67	—	67	—	Short-term investments
Asset-backed securities	112	—	112	—	Short-term investments
Certificates of deposit	41	—	41	—	Short-term investments
Foreign currency derivatives	33	—	33	—	Other current assets and other assets
Deferred compensation plan assets (a)	18	18	—	—	Other assets
Total assets at fair value	$3,490	$2,712	$778	$—
Liabilities
Foreign currency derivatives	$40	$—	$40	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	19	19	—	—	Other liabilities
Total liabilities at fair value	$59	$19	$40	$—

(a)The Deferred Compensation Plan assets consist of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, for additional information regarding our Deferred Compensation Plan.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of June 30, 2021 and March 31, 2021, our cash and cash equivalents were $2,838 million and $5,260 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.
Short-Term Investments
Short-term investments consisted of the following as of June 30, 2021 and March 31, 2021 (in millions):

	As of June 30, 2021				As of March 31, 2021
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$335	$—	$—	$335	$372	$—	$—	$372
U.S. Treasury securities	199	1	—	200	374	1	—	375
U.S. agency securities	3	—	—	3	3	—	—	3
Commercial paper	126	—	—	126	136	—	—	136
Foreign government securities	63	—	—	63	67	—	—	67
Asset-backed securities	117	—	—	117	112	—	—	112
Certificates of deposit	37	—	—	37	41	—	—	41
Short-term investments	$880	$1	$—	$881	$1,105	$1	$—	$1,106
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of June 30, 2021 and March 31, 2021 (in millions):

	As of June 30, 2021		As of March 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$636	$637	$895	$896
Due 1 year through 5 years	237	237	203	203
Due after 5 years	7	7	7	7
Short-term investments	$880	$881	$1,105	$1,106

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of June 30, 2021			As of March 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$264	$11	$—	$370	$14	$1
Forward contracts to sell	$1,557	$10	$30	$1,840	$15	$35
The effects of cash flow hedge accounting in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2021 and 2020 are as follows (in millions):

	Three Months Ended June 30,
	2021		2020
	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,551	$515	$1,459	$438
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$(19)	$8	$11	$(6)
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of June 30, 2021			As of March 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$673	$—	$7	$599	$—	$4
Forward contracts to sell	$435	$7	$—	$450	$4	$—

The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2021 and 2020 was as follows (in millions):

	Three Months Ended June 30,
	2021	2020
	Interest and other income (expense), net
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$(14)	$(3)
Gain (losses) on foreign currency forward contracts not designated as hedging instruments	$(7)	$(4)

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended June 30, 2021 and 2020 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2021	$—	$(29)	$(21)	$(50)
Other comprehensive income (loss) before reclassifications	—	(5)	9	4
Amounts reclassified from accumulated other comprehensive income (loss)	—	11	—	11
Total other comprehensive income (loss), net of tax	—	6	9	15
Balances as of June 30, 2021	$—	$(23)	$(12)	$(35)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2020	$(4)	$39	$(85)	$(50)
Other comprehensive income (loss) before reclassifications	11	(32)	24	3
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5)	—	(5)
Total other comprehensive income (loss), net of tax	11	(37)	24	(2)
Balances as of June 30, 2020	$7	$2	$(61)	$(52)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2021 and 2020 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$19	$(11)
Research and development	(8)	6
Total net (gain) loss reclassified, net of tax	$11	$(5)

(6) BUSINESS COMBINATIONS
Codemasters Group Holdings plc
On February 18, 2021, we completed our acquisition of 100% of the equity interests of Codemasters Group Holdings plc, a public limited company registered in England and Wales (“Codemasters”), for a total purchase price of $1.2 billion, net of cash acquired. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions, and are considered preliminary as of the reporting date pending finalization of the valuation of deferred tax assets, tax liabilities, and payroll tax liabilities. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. During the three months ended June 30, 2021, we recorded a $31 million decrease to the acquisition date fair values of certain deferred tax liabilities, which resulted in a reduction to goodwill.
Glu Mobile Inc.
On April 29, 2021, we completed the acquisition of 100% of the equity interests of Glu Mobile Inc., a leading global developer and publisher of mobile games (“Glu” and the “Glu acquisition”) for a total purchase price of $2.0 billion, net of cash acquired of $332 million. The acquisition of Glu is expected to accelerate our mobile growth by creating a combined organization with ongoing live services across multiple games and genres. We also believe that the acquisition will create value by adding Glu’s expertise in casual sports and lifestyle genres to new titles based on our intellectual property. The transaction costs associated with the acquisition totaled approximately $15 million and were recognized in general and administrative expense, of which $11 million were recognized during the three months ended June 30, 2021.

In addition, upon the closing of the Glu acquisition, we assumed all outstanding unvested options and unvested restricted stock units relating to Glu common stock and such awards were converted into corresponding awards relating to a number of shares of our common stock using an exchange ratio equal to 0.0880, with substantially identical terms and conditions as were applicable to the corresponding Glu awards immediately prior to the closing of the acquisition, except as such terms and conditions were modified in the acquisition agreements (“Replacement Awards”). The estimated fair value of the Replacement Awards was $133 million, of which $23 million related to awards for which services were rendered prior to the Glu acquisition and represented part of the purchase consideration transferred in the Glu acquisition. The remaining $110 million is attributable to services to be rendered after the Glu acquisition and will be recognized as stock-based compensation expense over their remaining vesting periods.

The following table summarizes the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed:

(In millions)
Current assets	$63
Property and equipment, net	14
Other assets	48
Intangible assets	657
Goodwill	1,406
Deferred tax liabilities	(69)
Current liabilities	(78)
Other liabilities	(39)
Purchase price, net of cash acquired	$2,002
The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of the valuation analyses pertaining to assets acquired and liabilities assumed, which primarily relate to acquired intangible assets. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.
We recognized goodwill of $1,406 million, which consists largely of workforce and synergies with our existing business. The goodwill is not deductible for tax purposes.

The results of operations of Glu and the preliminary fair value of the assets acquired have been included in our Condensed Consolidated Financial Statements since the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our Condensed Consolidated Statements of Operations.
During the three months ended June 30, 2021, we completed one other acquisition that was not material to our Condensed Consolidated Financial Statements.
Pending Acquisition of Playdemic
On June 23, 2021, we announced that we entered into a share purchase agreement to acquire Playdemic Limited, a private limited company incorporated in England and Wales (“Playdemic”), (the “Playdemic acquisition”) for $1.4 billion in cash, subject to customary purchase price adjustments. Under the terms of the agreement, the completion of the acquisition is subject to a customary closing condition regarding the receipt of applicable regulatory clearances. The acquisition of Playdemic is part of our mobile growth strategy and the acquisition will add to our mobile portfolio. The Playdemic acquisition is expected to close in fiscal year 2022. We intend to fund this acquisition with existing cash on hand.

(7) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the three months ended June 30, 2021 are as follows (in millions):

	As of March 31, 2021	Activity	Effects of Foreign Currency Translation	As of June 30, 2021
Goodwill	$3,236	$1,386	$2	$4,624
Accumulated impairment	(368)	—	—	(368)
Total	$2,868	$1,386	$2	$4,256
Acquisition-related intangibles consisted of the following (in millions):

	As of June 30, 2021			As of March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$989	$(507)	$482	$691	$(472)	$219
Trade names and trademarks	436	(155)	281	188	(144)	44
Registered user base and other intangibles	18	(7)	11	5	(5)	—
Carrier contracts and related	85	(85)	—	85	(85)	—
In-process research and development	135	—	135	46	—	46
Total	$1,663	$(754)	$909	$1,015	$(706)	$309
The preliminary fair value of acquisition-related intangible assets acquired in the Glu acquisition was $657 million, of which $305 million was allocated to developed and core technology, $252 million was allocated to trade names and trademarks, $88 million was allocated to in-process research and development, and $12 million was allocated to registered user base and other intangibles. In-process research and development assets are considered indefinite-lived until complete. Excluding the in-process research and development assets, the weighted-average useful life of the Glu’s acquired intangible assets is currently estimated to be approximately 5.6 years.

Amortization of intangibles for the three months ended June 30, 2021 and 2020 are classified in the Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months Ended June 30,
	2021	2020
Cost of revenue	$22	$—
Operating expenses	40	5
Total	$62	$5
During the three months ended June 30, 2021, as part of the amortization of intangibles we recorded a $12 million impairment charge for acquisition-related intangible assets, which was recorded within operating expenses.
Acquisition-related intangible assets are generally amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, currently from 1 to 8 years. As of June 30, 2021 and March 31, 2021, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 4.9 and 3.5 years, respectively.
As of June 30, 2021, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Condensed Consolidated Statements of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2022 (remaining nine months)	$194
2023	228
2024	172
2025	100
2026	80
2027	62
2028 and thereafter	73
Total	$909

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
During the three months ended June 30, 2021 and 2020, we did not recognize any material losses or impairment charges on royalty-based commitments.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of June 30, 2021	As of March 31, 2021
Other current assets	$76	$24
Other assets	19	20
Royalty-related assets	$95	$44
At any given time, depending on the timing of our payments to our co-publishing and/or distribution affiliates, content licensors, and/or independent software developers, we classify any recognized unpaid royalty amounts due to these parties as accrued liabilities. As of June 30, 2021 and March 31, 2021, royalty-related liabilities were $175 million and $210 million, respectively, which were included in accrued and other current liabilities.

As of June 30, 2021, we were committed to pay approximately $1,938 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 12 for further information on our developer and licensor commitments.

(9) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of June 30, 2021 and March 31, 2021 consisted of (in millions):

	As of June 30, 2021	As of March 31, 2021
Computer, equipment and software	$829	$808
Buildings	372	370
Leasehold improvements	184	172
Equipment, furniture and fixtures, and other	95	93
Land	67	66
Construction in progress	29	12
	1,576	1,521
Less: accumulated depreciation	(1,066)	(1,030)
Property and equipment, net	$510	$491
Depreciation expense associated with property and equipment was $40 million and $31 million for the three months ended June 30, 2021 and 2020, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of June 30, 2021 and March 31, 2021 consisted of (in millions):

	As of June 30, 2021	As of March 31, 2021
Other accrued expenses	$328	$351
Accrued compensation and benefits	313	494
Accrued royalties	175	210
Sales returns and price protection reserves	88	115
Deferred net revenue (other)	113	95
Operating lease liabilities	76	76
Accrued and other current liabilities	$1,093	$1,341
Deferred net revenue (other) includes the deferral of subscription revenue, licensing arrangements, advertising revenue, and other revenue for which revenue recognition criteria has not been met.

Deferred net revenue
Deferred net revenue as of June 30, 2021 and March 31, 2021 consisted of (in millions):

	As of June 30, 2021	As of March 31, 2021
Deferred net revenue (online-enabled games)	$1,305	$1,527
Deferred net revenue (other)	113	95
Deferred net revenue (noncurrent)	26	14
Total deferred net revenue	$1,444	$1,636
During the three months ended June 30, 2021 and 2020, we recognized $961 million and $742 million of revenue, respectively, that were included in the deferred net revenue balance at the beginning of the period.
Remaining Performance Obligations
As of June 30, 2021, revenue allocated to remaining performance obligations consists of our deferred revenue balance of $1,444 million. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue. We expect to recognize substantially all of these balances as revenue over the next 12 months.

(10) INCOME TAXES
The provision for income taxes for the three months ended June 30, 2021 is based on our projected annual effective tax rate for fiscal year 2022, adjusted for specific items that are required to be recognized in the period in which they are incurred.
Our effective tax rate for the three months ended June 30, 2021 was 34 percent, as compared to 22 percent for the same period in fiscal year 2021 and the 21 percent U.S. federal statutory rate. The higher effective tax rate was primarily due to our decision to capitalize for income tax purposes certain foreign expenses which increased the taxable income in our foreign entities that is subject to U.S. tax. In accordance with our existing accounting policy, we do not establish deferred tax assets to offset this charge, but we expect future deductions of the capitalized amounts.
We are subject to income tax examinations in various jurisdictions with respect to fiscal years after 2011. The timing and potential resolution of income tax examinations is highly uncertain. The total unrecognized tax benefits as of June 30, 2021 were $593 million.
While we continue to measure our uncertain tax positions, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued. In the period ended June 30, 2020, the Supreme Court of the United States denied the opinion of the Ninth Circuit Court of Appeals in Altera Corp. v Commissioner (the “Altera opinion”), resulting in a partial decrease of our unrecognized tax benefits. A complete resolution and settlement of the matters underlying the Altera opinion is reasonably possible within the next 12 months, which would result in an additional reduction of our gross unrecognized tax benefits. However, it is uncertain whether a complete resolution and settlement of such matters would also result in resolution of all related and unrelated U.S. positions for all applicable years. Therefore, it is not possible to provide a range of potential outcomes associated with a reversal of our gross unrecognized tax benefits.
It is also reasonably possible that an additional reduction of up to $5 million of unrecognized tax benefits may occur within the next 12 months, unrelated to the Altera opinion, a portion of which would impact our effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements and tax interpretations.
Each quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. During the three months ended June 30, 2021, we recognized an additional $13 million of valuation allowance against our deferred tax assets primarily due to the expected alignment of the recently acquired businesses with our global operating structure.

Subsequent to our fiscal quarter ended June 30, 2021, we completed an intra-entity transfer of the intellectual property rights acquired in the Codemasters acquisition to align with our global operating structure. We expect to recognize a tax charge of up to approximately $50 million associated with the transfer in the second quarter of fiscal year 2022.

(11) FINANCING ARRANGEMENTS
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
In February 2016, we issued $400 million aggregate principal amount of 4.80% Senior Notes due March 1, 2026 (the “2026 Notes”). Our proceeds were $395 million, net of discount of $1 million and issuance costs of $4 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2026 Notes using the effective interest rate method. The effective interest rate was 4.97%. Interest is payable semiannually in arrears, on March 1 and September 1 of each year.
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of June 30, 2021	As of March 31, 2021
Senior Notes:
4.80% Senior Notes due 2026	$400	$400
1.85% Senior Notes due 2031	750	750
2.95% Senior Notes due 2051	750	750
Total principal amount	$1,900	$1,900
Unaccreted discount	(7)	(7)
Unamortized debt issuance costs	(16)	(17)
Net carrying value of Senior Notes	$1,877	$1,876

Fair value of Senior Notes (Level 2)	$1,928	$1,873
As of June 30, 2021, the remaining life of the 2026 Notes, 2031 Notes and 2051 Notes is approximately 4.7 years, 9.6 years, and 29.6 years, respectively.
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
The credit agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a debt to EBITDA ratio. As of June 30, 2021, we were in compliance with the debt to EBITDA ratio.
As of June 30, 2021, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for the three months ended June 30, 2021 and 2020 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,
	2021	2020
Amortization of debt issuance costs	$—	$(1)
Coupon interest expense	(14)	(10)
Total interest expense	$(14)	$(11)

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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include, but are not limited to: FIFA (Fédération Internationale de Football Association), FIFPRO Foundation, FAPL (Football Association Premier League Limited), DFL Deutsche Fußball Liga E.V. (German Soccer League), and Liga Nacional De Futbol Profesional (professional soccer); National Basketball Association and National Basketball Players Association (professional basketball); National Hockey League and NHL Players’ Association (professional hockey); NFL Properties LLC, NFL Players Association and NFL Players Inc. on behalf of OneTeam Partners, LLC (professional football); William Morris Endeavor Entertainment LLC (professional mixed martial arts); ESPN (content in EA SPORTS games); Disney Interactive (Star Wars); Formula One Digital Media Limited and Formula Motorsport Limited (professional racing); PGA Tour, Inc. (professional golf); MLB (Major League Baseball Players Association); and Kimsaprincess, Inc. (Kim Kardashian: Hollywood). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations as of June 30, 2021 (in millions):

		Fiscal Years Ending March 31,
		2022
		(Remaining
	Total	nine mos.)	2023	2024	2025	2026	2027	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,938	$241	$390	$399	$389	$296	$60	$163
Marketing commitments	662	126	144	138	125	87	11	31
Senior Notes interest	877	35	55	55	55	54	36	587
Operating lease imputed interest	32	6	6	5	3	3	2	7
Operating leases not yet commenced (a)	166	6	7	9	8	14	13	109
Other purchase obligations	220	31	50	132	5	2	—	—
Total unrecognized commitments	3,895	445	652	738	585	456	122	897

Recognized commitments
Senior Notes principal and interest	1,920	20	—	—	—	400	—	1,500
Operating leases	323	57	58	49	40	34	22	63
Transition Tax and other taxes	44	24	3	4	6	7	—	—
Licensing commitments	21	21	—	—	—	—	—	—
Total recognized commitments	2,308	122	61	53	46	441	22	1,563

Total Commitments	$6,203	$567	$713	$791	$631	$897	$144	$2,460
(a)As of June 30, 2021, we have entered into four office leases and one equipment lease that have not yet commenced with aggregate future lease payments of approximately $166 million. These leases are expected to commence between fiscal year 2022 and fiscal year 2025, and will have lease terms ranging from 3 to 12 years.
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of June 30, 2021; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above, as of June 30, 2021, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $299 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Subsequent to June 30, 2021, we entered into licensor and office lease agreements with third parties which are not included in the table above, and contingently commit us to pay an additional $280 million at various dates through fiscal year 2030.
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
There were no ESPP shares issued during the three months ended June 30, 2021 and 2020. There were an insignificant number of stock options granted during the three months ended June 30, 2021 and 2020.
The assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Three Months Ended June 30,
	2021	2020
Risk-free interest rate	0.4%	0.2%
Expected volatility	24 - 76%	23 - 63%
Weighted-average volatility	40%	37%
Expected dividends	None	None

Stock Options
The following table summarizes our stock option activity for the three months ended June 30, 2021:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2021	267	$35.71
Assumed via acquisition	150	60.87
Granted	1	141.18
Exercised	(18)	42.62
Forfeited, cancelled or expired	(9)	63.26
Outstanding as of June 30, 2021	391	$44.59	4.39	$39
Vested and expected to vest	391	$44.59	4.39	$39
Exercisable as of June 30, 2021	273	$36.78	3.23	$29
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of June 30, 2021, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Units
The following table summarizes our restricted stock unit activity for the three months ended June 30, 2021:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2021	5,764	$113.25
Assumed via acquisition	816	120.54
Granted	3,032	142.43
Vested	(1,503)	116.87
Forfeited or cancelled	(202)	120.27
Outstanding as of June 30, 2021	7,907	$124.33
Performance-Based Restricted Stock Units
Our performance-based restricted stock units vest upon the achievement of pre-determined performance-based milestones as well as service conditions. If these performance-based milestones are not met but service conditions are met, the performance-based restricted stock units will not vest, in which case any compensation expense we have recognized to date will be reversed.
Each quarter, we update our assessment of the probability that the performance milestones will be achieved. We amortize the fair values of performance-based restricted stock units over the requisite service period. The performance-based restricted stock units contain threshold, target and maximum milestones for each performance-based milestone. The number of shares of common stock to be issued at vesting will range from zero to 200 percent of the target number of performance-based restricted stock units attributable to each performance-based milestone based on the company’s performance as compared to these threshold, target and maximum performance-based milestones. Each performance-based milestone is weighted evenly and the number of shares that vest based on each performance-based milestone is independent from the other.
In June 2017, performance-based restricted stock units were granted contingent upon the achievement of the non-GAAP net revenue and free cash flow performance milestones over a four-year performance period. During the three months ended June 30, 2021, approximately 266,000 of the 579,000 outstanding performance-based restricted stock units were earned and vested on May 26, 2021 and the remaining outstanding units were cancelled.

In June 2021, performance-based restricted stock units were granted contingent upon the achievement of net bookings and operating income performance milestones over three annual measurement periods, with awards either vesting after each annual measurement period or cliff vesting after the completion of the three-year period.
The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the three months ended June 30, 2021:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2021	579	$110.51
Granted	219	142.60
Vested	(266)	110.51
Forfeited or cancelled	(313)	110.51
Outstanding as of June 30, 2021	219	$142.60
Market-Based Restricted Stock Units
Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the market-based restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be issued at vesting will range from zero to 200 percent of the target number of market-based restricted stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the NASDAQ-100 Index for each measurement period, over either a one-year, two-year cumulative, and three-year cumulative period, a two-year and four-year cumulative period or a three-year period.
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the three months ended June 30, 2021:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2021	2,195	$134.60
Granted	159	173.25
Vested	(176)	128.62
Forfeited or cancelled	(593)	154.50
Outstanding as of June 30, 2021	1,585	$131.69
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,
	2021	2020
Cost of revenue	$1	$1
Research and development	85	66
Marketing and sales	12	11
General and administrative	27	24
Stock-based compensation expense	$125	$102
During the three months ended June 30, 2021 and 2020, we recognized $24 million and $22 million, respectively, of deferred income tax benefit related to our stock-based compensation expense.

As of June 30, 2021, our total unrecognized compensation cost related to stock options, restricted stock units, market-based restricted stock units, and performance-based restricted stock units was $991 million and is expected to be recognized over a weighted-average service period of 2.1 years. Of the $991 million of unrecognized compensation cost, $884 million relates to restricted stock units, $79 million relates to market-based restricted stock units, $20 million relates to performance-based restricted stock units at an 129 percent average payout, and $8 million relates to stock options.
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
The following table summarizes total shares repurchased during the three months ended June 30, 2021 and 2020:

	May 2018 Program		November 2020 Program		Total
(In millions)	Shares	Amount	Shares	Amount	Shares	Amount
Three months ended June 30, 2021	—	$—	2.3	$325	2.3	$325
Three months ended June 30, 2020	0.7	78	—	$—	0.7	$78

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

	Three Months Ended June 30,
(In millions, except per share amounts)	2021	2020
Net income	$204	$365
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	286	288
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	3	4
Weighted-average common stock outstanding — diluted	289	292
Earnings per share:
Basic	$0.71	$1.27
Diluted	$0.71	$1.25
For the three months ended June 30, 2021 and 2020, one million of stock options, restricted stock units and market-based restricted stock units were excluded from the treasury stock method computation of diluted shares, respectively, as their inclusion would have had an antidilutive effect.
Our performance-based restricted stock units, which are considered contingently issuable shares, are also excluded from the treasury stock method computation because the related performance-based milestones were not achieved as of the end of the three months ended June 30, 2021 and 2020.

(15) SEGMENT AND REVENUE INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Our CODM currently reviews total company operating results to assess overall performance and allocate resources. As of June 30, 2021, we have only one reportable segment, which represents our only operating segment.
Information about our total net revenue by timing of recognition for the three months ended June 30, 2021 and 2020 is presented below (in millions):

	Three Months Ended June 30,
	2021	2020
Net revenue by timing of recognition
Revenue recognized at a point in time	$405	$442
Revenue recognized over time	1,146	1,017
Net revenue	$1,551	$1,459
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
Information about our total net revenue by composition for the three months ended June 30, 2021 and 2020 is presented below (in millions):

	Three Months Ended June 30,
	2021	2020
Net revenue by composition
Full game downloads	$233	$223
Packaged goods	89	136
Full game	322	359

Live services and other	1,229	1,100
Net revenue	$1,551	$1,459
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

Information about our total net revenue by platform for the three months ended June 30, 2021 and 2020 is presented below (in millions):

	Three Months Ended June 30,
	2021	2020
Platform net revenue
Console	$972	$932
PC and other	361	325
Mobile	218	202
Net revenue	$1,551	$1,459
Information about our operations in North America and internationally for the three months ended June 30, 2021 and 2020 is presented below (in millions):

	Three Months Ended June 30,
	2021	2020
Net revenue from unaffiliated customers
North America	$682	$627
International	869	832
Net revenue	$1,551	$1,459

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Electronic Arts, Inc. and subsidiaries (the Company) as of July 3, 2021, the related condensed consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the three-month periods ended July 3, 2021 and July 4, 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of April 3, 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 26, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 3, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
August 10, 2021

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate”, “plan”, “predict”, “seek”, “goal”, “will”, “may”, “likely”, “should”, “could” (and the negative of any of these terms), “future” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, projections of markets relevant to our business, uncertain events and assumptions and other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements consist of, among other things, statements related to the impact of the COVID-19 pandemic to our business, operations and financial results, industry prospects, our future financial performance, and our business plans and objectives, and may include certain assumptions that underlie the forward-looking statements. These forward-looking statements are not guarantees of future performance and reflect management’s current expectations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that might cause or contribute to such differences include those discussed in Part II, Item 1A of this Quarterly Report under the heading “Risk Factors” in, as well as in other documents we have filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2021. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended June 30, 2021, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 as filed with the SEC on May 26, 2021 and in other documents we have filed with the SEC.
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

Financial Results
Our key financial results for our fiscal quarter ended June 30, 2021 were as follows:
•Total net revenue was $1,551 million, up 6 percent year-over-year. On a constant currency basis, we estimate total net revenue would have been $1,528 million, up 5 percent year-over-year.
•Live services and other net revenue was $1,229 million, up 12 percent year-over-year.
•Gross margin was 79.7 percent, down 1 percentage point year-over-year.
•Operating expenses were $914 million, up 31 percent year-over-year. On a constant currency basis, we estimate that operating expenses would have been $895 million, up 28 percent year-over-year.
•Operating income was $322 million, down 32 percent year-over-year.
•Net income was $204 million with diluted earnings per share of $0.71.
•Operating cash flow was negative $143 million, down 138 percent year-over-year.
•Total cash, cash equivalents and short-term investments were $3,719 million.
•We repurchased 2.3 million shares of our common stock for $325 million.
•We paid cash dividends of $49 million during the quarter ended June 30, 2021.
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
Our People: The well-being of our people is our top priority, and to keep everyone as safe as possible, the vast majority of our workforce is expected to work from home at least through January 2022. We are offering support to our people to assist with work from home and care needs, a pandemic care leave program, and additional services for mental and physical health. We have developed a detailed protocol for how we evaluate the readiness to return to work for each of our offices around the world, accounting for guidance from health authorities and government, vaccine availability and effectiveness, the comfort level of our employees, and preparation of our facilities for continued physical distancing.
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
Future Outlook: The full extent of the impact of the COVID-19 pandemic to our business, operations and financial results will depend on numerous evolving factors that cannot be accurately predicted at this time, such as the duration and spread of the pandemic, the extent, speed and effectiveness of worldwide containment and vaccination efforts and the impact of these and other factors on our employees, customers, partners and vendors. Trends from fiscal year 2021 that benefited our industry and business may not be indicative of results for future periods, particularly as factors related to the COVID-19 pandemic lessen and consumers can engage with other forms of entertainment, if the trend towards digital adoption decelerates, or if global macroeconomic effects of the COVID-19 pandemic persist even after the pandemic has subsided. Additional factors that could impact our business include: our ability to timely deliver high quality and technically stable games and services while our teams, including our development teams, work in a distributed environment, our ability to safely reintroduce our employees to our offices when it is appropriate to do so, and other factors included in Part II, Item 1A of this Quarterly Report under the heading “Risk Factors”.

Live Services Business. We offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated outside of the sale of our base games. Our net revenue attributable to live services and other was $4,145 million, $3,803 million and $3,238 million for the trailing twelve months ended June 30, 2021, 2020 and 2019, respectively, and we expect that live services net revenue will continue to be material to our business. Within live services and other, net revenue attributable to extra content was $3,149 million, $2,980 million and $2,479 million for the trailing twelve months ended June 30, 2021, 2020 and 2019, respectively. Extra content net revenue has increased as players engage with our games and services over longer periods of time, and purchase additional content designed to provide value to players and extend and enhance gameplay. Our most popular live service is the extra content purchased for the Ultimate Team mode associated with our sports franchises. Ultimate Team allows players to collect current and former professional players in order to build and compete as a personalized team. Net revenue from extra content sales for Ultimate Team was $1,623 million, $1,491 million and $1,369 million during fiscal years 2021, 2020 and 2019, respectively, a substantial portion of which was derived from FIFA Ultimate Team.
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
The following is a calculation of our total net bookings for the periods presented:

	Three Months Ended June 30,
(In millions)	2021	2020
Total net revenue	$1,551	$1,459
Change in deferred net revenue (online-enabled games)	(215)	(69)
Net bookings	$1,336	$1,390
Net bookings were $1,336 million for the three months ended June 30, 2021 driven by sales related to FIFA 21, Apex Legends, The Sims 4, Mass Effect Trilogy Remaster, and Star Wars: Galaxy of Heroes. Net bookings decreased $54 million or 4 percent as compared to the three months ended June 30, 2020. Live services and other net bookings were $1,054 million for the three months ended June 30, 2021, and decreased $49 million or 4 percent as compared to the three months ended June 30, 2020. Full game net bookings were $282 million for the three months ended June 30, 2021, and decreased $5 million or 2 percent as compared to the three months ended June 30, 2020. During the three months ended June 30, 2020, we saw extraordinary levels of engagement with our products and services as players spent more time at home as a result of the COVID-19 pandemic leading to slight year-over-year declines in total net bookings, live services and other net bookings and full game net bookings as players engaged with other forms of entertainment during the three months ended June 30, 2021. In addition, net bookings for the three months ended June 30, 2020 contained 14 weeks of performance in comparison to 13 weeks for three months ended June 30, 2021. These decreases were partially offset by the performance of recent releases of Mass Effect Trilogy Remaster and It Takes Two.

Mergers and Acquisitions
Acquisition of Codemasters. On February 18, 2021, we completed the acquisition of Codemasters Group Holdings plc for total cash consideration of $1.2 billion, net of cash acquired. Codemasters is a UK-based game developer and publisher of high-quality racing games across console, PC and mobile. We expect the Codemasters acquisition to grow our presence in racing, creating a global leader in racing entertainment. Codemasters was integrated into the Company for financial reporting purposes during the fourth quarter of fiscal year 2021.
Acquisition of Glu Mobile. On April 29, 2021, we completed the acquisition of 100% of the equity interests of Glu Mobile Inc., a leading global developer and publisher of mobile games for a total purchase price of $2.0 billion, net of cash acquired of $332 million. The acquisition of Glu is expected to accelerate our mobile growth by creating a combined organization with ongoing live services across multiple games and genres. We also believe that the acquisition will create value by adding Glu’s expertise in casual sports and lifestyle genres to new titles based on our intellectual property. Glu was integrated into the Company for financial reporting purposes during the first fiscal quarter of fiscal year 2022.
Pending Acquisition of Playdemic. On June 23, 2021, we announced that we entered into a share purchase agreement to acquire Playdemic Limited, a private limited company incorporated in England and Wales for $1.4 billion in cash, subject to customary purchase price adjustments. Under the terms of the agreement, the completion of the acquisition is subject to a customary closing condition regarding the receipt of applicable regulatory clearances. The acquisition of Playdemic is part of our mobile growth strategy and the acquisition will add to our current mobile portfolio. The Playdemic acquisition is expected to close in fiscal year 2022. We intend to fund this acquisition with existing cash on hand and any financing we may do from time to time.

For more information about our acquisitions, see Part I, Item 1 of this Form 10-Q in the Notes to the Condensed Consolidated Financial Statements in Note 6 — Business Combinations.

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
Additionally, we consider results from prior analyses, known and expected online gameplay trends, as well as disclosed service periods for competitors’ games in determining the Estimated Offering Period for future sales. We believe this provides a reasonable depiction of the transfer of future update rights and online hosting to our customers, as it is the best representation of the time period during which our games and extra content are played. We recognize revenue for future update rights and online hosting performance obligations ratably on a straight-line basis over this period as there is a consistent pattern of delivery for these performance obligations. Revenue for service related performance obligations for games and extra content sold through retail are generally recognized over an estimated ten-month period beginning in the month of sale, and revenue for service related performance obligations for digitally-distributed games and extra content are generally recognized over an estimated eight-month period beginning in the month of sale.
We recently completed our annual evaluation of the Estimated Offering Period. We have noted consumers are playing certain of our Online Hosted Service Games, such as PC and Console Free-to-Play games, for longer periods of time than in prior years as players engage with services we provide that are designed to enhance and extend gameplay, and as such, have concluded that the Estimated Offering Period for such games should be lengthened. As a result, for all new sales beginning in the second quarter of fiscal year 2022, the revenue that we recognize for service-related performance obligation related to our PC and Console Free-to-Play games will be recognized generally over a twelve-month period. We do not expect this change in Estimated Offering Period to impact the amount of net bookings or the operating cash flows that we report. We expect that this change will move the recognition of approximately $100 million in net revenue from fiscal year 2022 into fiscal year 2023.
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
Each quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. In particular, our Swiss deferred tax asset realizability analysis relies upon future Swiss taxable income as the primary source of taxable income but considers all available sources of Swiss income based on the positive and negative evidence. We give more weight to evidence that can be objectively verified. However, there is significant judgment involved in estimating future Swiss taxable income, specifically related to assumptions about expected growth rates of future Swiss taxable income, which are based primarily on third party market and industry growth data. Actual results that differ materially from those estimates could have a material impact on our valuation allowance assessment. Although objectively verifiable, Swiss interest rates have an impact on the valuation allowance and are based on published Swiss guidance. Any significant changes to such interest rates could result in a material impact to the valuation allowance. Switzerland has a seven-year carryforward period and does not permit the carry back of losses. Changes in Estimated Offering Period and actions we take in connection with acquisitions could also impact the utilization of our Swiss deferred tax asset.
As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each jurisdiction in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our uncertain tax positions in each jurisdiction where we operate. These estimates involve complex issues and require us to make judgments about the likely application of the tax law to our situation, as well as with respect to other matters, such as anticipating the positions that we will take on tax returns prior to our preparing the returns and the outcomes of disputes with tax authorities. The ultimate resolution of these issues may take extended periods of time due to examinations by tax authorities and statutes of limitations. In addition, changes in our business, including acquisitions and the alignment of them with our global operating structure, changes in our international corporate structure, changes in the geographic location of business functions or assets, changes in the geographic mix and amount of income, as well as changes in our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income can affect the overall effective tax rate.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
The information under the subheading “Other Recently Issued Accounting Standards” in Note 1 — Description of Business and Basis of Presentation to the Condensed Consolidated Financial Statements in this Form 10-Q is incorporated by reference into this Item 2.

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2022 contains 52 weeks and ends on April 2, 2022. Our results of operations for the fiscal year ended March 31, 2021 contained 53 weeks and ended on April 3, 2021. Our results of operations for the three months ended June 30, 2021 contained 13 weeks and ended on July 3, 2021. Our results of operations for the three months ended June 30, 2020 contained 14 weeks and ended on July 4, 2020. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
Net Revenue Quarterly Analysis
Net Revenue
Net revenue for the three months ended June 30, 2021 was $1,551 million, primarily driven by FIFA 21, Apex Legends, Madden NFL 21, The Sims 4, Mass Effect Trilogy Remaster, Star Wars: Galaxy of Heroes, FIFA Online 4, and It Takes Two. Net revenue for the three months ended June 30, 2021 increased $92 million as compared to the three months ended June 30, 2020. This increase was driven by a $309 million increase in net revenue primarily from Apex Legends, Mass Effect Trilogy Remaster, and the FIFA franchise, partially offset by a $217 million decrease in net revenue primarily from The Sims, Star Wars, and Need for Speed franchises.

Net Revenue by Composition

Our net revenue by composition for the three months ended June 30, 2021 and 2020 was as follows (in millions):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Net revenue:
Full game downloads	$233	$223	$10	4%
Packaged goods	89	136	(47)	(35)%
Full game	$322	$359	$(37)	(10)%

Live services and other	$1,229	$1,100	$129	12%
Total net revenue	$1,551	$1,459	$92	6%

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
For the three months ended June 30, 2021, full game net revenue was $322 million, primarily driven by FIFA 21, Mass Effect Trilogy Remaster, It Takes Two, Madden NFL 21, and UFC 4. Full game net revenue for the three months ended June 30, 2021 decreased $37 million, or 10 percent, as compared to the three months ended June 30, 2020. This decrease was driven by a $47 million decrease in packaged goods net revenue primarily driven by the FIFA franchise, Star Wars Jedi: Fallen Order, the Madden, and Need for Speed franchises, and partially offset by Mass Effect Trilogy Remaster. This decrease was offset by a $10 million increase in full game downloads net revenue primarily from Mass Effect Trilogy Remaster and It Takes Two, and partially offset by the Star Wars, Need for Speed, The Sims, and FIFA franchises.
Live Services and Other Net Revenue
Live services and other net revenue includes revenue from sales of extra content for console, PC and mobile games, licensing revenue from third-party publishing partners who distribute our games digitally, subscriptions, advertising, and non-software licensing.
For the three months ended June 30, 2021, live services and other net revenue was $1,229 million primarily driven by sales of extra content for FIFA Ultimate Team, Apex Legends, Madden Ultimate Team, and The Sims 4. Live services and other net revenue for the three months ended June 30, 2021 increased $129 million, or 12 percent, as compared to the three months ended June 30, 2020. This increase was primarily driven by sales of extra content for Apex Legends and FIFA Ultimate Team, and partially offset by The Sims 4.
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
Cost of revenue for the three months ended June 30, 2021 and 2020 was as follows (in millions):

June 30, 2021	% of Net Revenue	June 30, 2020	% of Net Revenue	% Change	Change as a % of Net Revenue
$315	20%	$288	20%	9%	—%
Cost of Revenue
Cost of revenue increased by $27 million, or 9 percent during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. This increase was primarily due to an increase in intangible amortization due to acquisition-related intangible assets and an increase in platform and hosting fees due to higher engagement with our mobile games and Apex Legends. These increases were partially offset by a decrease in royalty costs primarily driven by lower sales associated with the Madden, FIFA, and Star Wars franchises.

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
Research and development expenses for the three months ended June 30, 2021 and 2020 were as follows (in millions):

	June 30, 2021	% of Net Revenue	June 30, 2020	% of Net Revenue	$ Change	% Change
Three months ended	$515	33%	$438	30%	$77	18%
Research and development expenses increased by $77 million, or 18 percent, during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. This increase was primarily due to a $45 million increase in personnel-related costs primarily resulting from an increase in headcount due to acquisitions and our continued investment in our studios, a $19 million increase in stock-based compensation, an $18 million increase in development advances to third-party developers, and a $12 million increase in facility related costs. These increases were partially offset by a $15 million benefit in cash flow hedging activities.
Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three months ended June 30, 2021 and 2020 were as follows (in millions):

	June 30, 2021	% of Net Revenue	June 30, 2020	% of Net Revenue	$ Change	% Change
Three months ended	$190	12%	$121	8%	$69	57%
Marketing and sales expenses increased by $69 million, or 57 percent during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. This increase was primarily due to an increase in advertising and promotional spending primarily on our mobile titles and the upcoming release of Battlefield 2042.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three months ended June 30, 2021 and 2020 were as follows (in millions):

	June 30, 2021	% of Net Revenue	June 30, 2020	% of Net Revenue	$ Change	% Change
Three months ended	$169	11%	$136	9%	$33	24%
General and administrative expenses increased by $33 million, or 24 percent, during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. This increase was primarily due to a $14 million increase in acquisition-related transaction costs related to Glu and our pending acquisition of Playdemic, an $8 million increase in personnel-related costs resulting from an increase in headcount primarily due to acquisitions, a $4 million increase in contracted services, a $3 million increase in stock-based compensation, and a $3 million increase in facility related costs.

Amortization of Intangibles
Amortization of intangibles for the three months ended June 30, 2021 and 2020 were as follows (in millions):

	June 30, 2021	% of Net Revenue	June 30, 2020	% of Net Revenue	$ Change	% Change
Three months ended	$40	3%	$5	—%	$35	700%
Amortization of intangibles increased by $35 million during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, due to an increase in acquired intangible assets from recent acquisitions.

Income Taxes
Provision for (benefit from) income taxes for the three months ended June 30, 2021 and 2020 were as follows (in millions):

	June 30, 2021	Effective Tax Rate	June 30, 2020	Effective Tax Rate
Three months ended	$104	34%	$103	22%
The provision for income taxes for the three months ended June 30, 2021 is based on our projected annual effective tax rate for fiscal year 2022, adjusted for specific items that are required to be recognized in the period in which they are incurred.
Our effective tax rate for the three months ended June 30, 2021 was 34 percent, as compared to 22 percent for the same period in fiscal year 2021 and the 21 percent U.S. federal statutory rate. The higher effective tax rate was primarily due to our decision to capitalize for income tax purposes certain foreign expenses which increased the taxable income in our foreign entities that is subject to U.S. tax. In accordance with our existing accounting policy, we do not establish deferred tax assets to offset this charge, but we expect future deductions of the capitalized amounts.
Each quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. During the three months ended June 30, 2021, we recognized an additional $13 million of valuation allowance against our deferred tax assets primarily due to the expected alignment of the recently acquired businesses with our global operating structure.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of June 30, 2021	As of March 31, 2021	Increase/(Decrease)
Cash and cash equivalents	$2,838	$5,260	$(2,422)
Short-term investments	881	1,106	(225)
Total	$3,719	$6,366	$(2,647)
Percentage of total assets	29%	48%

	Three Months Ended June 30,
(In millions)	2021	2020	Change
Net cash provided by (used in) operating activities	$(143)	$378	$(521)
Net cash used in investing activities	(1,811)	(8)	(1,803)
Net cash used in financing activities	(479)	(144)	(335)
Effect of foreign exchange on cash and cash equivalents	11	19	(8)
Net increase (decrease) in cash and cash equivalents	$(2,422)	$245	$(2,667)

Changes in Cash Flow
Operating Activities. Net cash used in operating activities increased by $521 million during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily driven by higher cash payments for income taxes and royalties, higher variable compensation payments related to fiscal year 2021 performance, higher personnel-related payments primarily from an increase in headcount, higher acquisition transaction costs, and higher marketing and advertising payments.
Investing Activities. Net cash used in investing activities increased by $1,803 million during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily driven by payments of $1,989 million in connection with acquisitions completed during the three months ended June 30, 2021 and a $187 million decrease in proceeds from maturities and sales of short-term investments. These increases were offset by a $379 million decrease in the purchase of short-term investments.
Financing Activities. Net cash used in financing activities increased by $335 million during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily driven by a $247 million increase in the repurchase and retirement of our common stock, a payment of $49 million of cash dividends during the three months ended June 30, 2021, and a $36 million increase in cash paid to taxing authorities in connection with withholding taxes for stock-based compensation.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of June 30, 2021, our short-term investments had gross unrealized gains of $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.
Senior Notes
In February 2021, we issued $750 million aggregate principal amount of the 2031 Notes and $750 million aggregate principal amount of the 2051 Notes. The effective interest rate is 1.98% for the 2031 Notes and 3.04% for the 2051 Notes. Interest is payable semiannually in arrears, on February 15 and August 15 of each year.
In February 2016, we issued $400 million aggregate principal amount of the 2026 Notes. The effective interest rate is 4.97% for the 2026 Notes. Interest is payable semiannually in arrears, on March 1 and September 1 of each year.
See Note 11 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our Senior Notes, which is incorporated by reference into this Item 2.
Credit Facility
On August 29, 2019, we entered into a $500 million unsecured revolving credit facility (“Credit Facility”) with a syndicate of banks. The Credit Facility terminates on August 29, 2024 unless the maturity is extended in accordance with its terms. As of June 30, 2021, no amounts were outstanding under the Credit Facility. See Note 11 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our Credit Facility, which is incorporated by reference into this Item 2.
Financial Condition
Our material cash requirements as of June 30, 2021 are set forth in our Note 12 — Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q, which is incorporated by reference into this Item 2. We expect capital expenditures to more than double in fiscal year 2022 to approximately $250 million due to facility buildouts. We believe that our cash, cash equivalents, short-term investments, cash generated from operations and available financing facilities will be sufficient to meet these material cash requirements, which include debt repayment obligations of $1.9 billion, and fund our operating requirements for the next 12 months and beyond, including working capital requirements, capital expenditures, our $2.6 billion share repurchase program, quarterly cash dividend, which is currently $0.17 per share, subject to declaration by our Board of Directors or a designated Committee of the Board of Directors, and potentially, future acquisitions or strategic investments. We may choose at any time to raise additional capital to repay debt, strengthen our financial position, facilitate expansion, repurchase our stock, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.
During the three months ended June 30, 2021, we returned $374 million to stockholders through our capital return programs, repurchasing 2.3 million shares for approximately $325 million and $49 million through our quarterly cash dividend program which was initiated in November 2020.
During the three months ended June 30, 2021, we also completed mergers and acquisitions activity, including the acquisition of 100% of the equity interests of Glu for cash consideration of $2.0 billion, net of cash acquired, and one other immaterial acquisition. In addition, on June 23, 2021 we announced that we entered into a share purchase agreement to acquire Playdemic for $1.4 billion in cash, subject to a customary closing condition regarding the receipt of applicable regulatory clearances. We intend to fund this acquisition with existing cash on hand.

Our foreign subsidiaries are generally subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of June 30, 2021, approximately $1.1 billion of our cash, cash equivalents, and short-term investments were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.
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
As of June 30, 2021, we did not have any off-balance sheet arrangements.

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
Cash Flow Hedging Activities. We hedge a portion of our foreign currency risk related to forecasted foreign currency-denominated sales and expense transactions by purchasing foreign currency forward contracts that generally have maturities of 18 months or less. These transactions are designated and qualify as cash flow hedges. Our hedging programs are designed to reduce, but do not entirely eliminate, the impact of currency exchange rate movements in net revenue and research and development expenses.
Balance Sheet Hedging Activities. We use foreign currency forward contracts to mitigate foreign currency exchange risk associated with foreign currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. These foreign currency forward contracts generally have a contractual term of three months or less and are transacted near month-end.
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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of June 30, 2021, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $185 million or $369 million, respectively. As of June 30, 2021, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses in the Condensed Consolidated Statements of Operations on our foreign currency forward contracts used in balance sheet hedging of $100 million or $200 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in the same manner and actual results may differ materially. See Note 4 — Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.

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
As of June 30, 2021, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with changes in fair value, including unrealized gains and unrealized losses not related to credit losses, reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.
Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Changes in interest rates affect the fair value of our short-term investment portfolio. To provide a meaningful assessment of the interest rate risk associated with our short-term investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio assuming a 150 basis point parallel shift in the yield curve. As of June 30, 2021, a hypothetical 150 basis point increase in interest rates would have resulted in an $8 million, or 1% decrease in the fair market value of our short-term investments.

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
Changes in internal control over financial reporting
There has been no change in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended June 30, 2021 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1.Legal Proceedings
Refer to Note 12 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for disclosures regarding our legal proceedings.

Item 1A.Risk Factors
Our business is subject to many risks and uncertainties, which may affect our future financial performance. In the past, we have experienced certain of the events and circumstances described below, which adversely impacted our business and financial performance. If any of the events or circumstances described below occur, our business or financial performance could be harmed, our actual results could differ materially from our expectations and the market value of our stock could decline. The risks and uncertainties discussed below are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe could be material that may harm our business or financial performance.
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
Negative perceptions about our industry, business, culture, products and services and the communities within our products and services may damage our business, and we may incur costs to address concerns.
Expectations regarding the quality, performance and integrity of our business, culture, products and services are high. Players and other stakeholders have sometimes been critical of our industry, brands, products, services, online communities, business models and/or practices for a wide variety of reasons, including perceptions about gameplay fun, fairness, game content, features or services, or objections to certain of our practices. These negative responses may not be foreseeable. We also may not effectively manage our responses because of reasons within or outside of our control. For example, we have included in certain games the ability for players to purchase digital items, including in some instances virtual “packs”, “boxes” or “crates” that contain variable digital items. The inclusion of variable digital items in certain games has attracted the attention of our community and if the future implementation of these features creates a negative perception of gameplay fairness or other negative perceptions, our reputation and brand could be harmed and revenue could be negatively impacted. In addition, we have taken actions, including delaying the release of our games and delaying or discontinuing features and services for our games, after taking into consideration, among other things, feedback from our community even if those decisions negatively impacted our operating results in the short term. We expect to continue to take actions to address concerns as appropriate, including actions that may result in additional expenditures and the loss of revenue.
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
We have made and may continue to make acquisitions or enter into other strategic transactions including (1) acquisitions of companies, businesses, intellectual properties, and other assets, (2) minority investments in strategic partners, and (3) investments in new interactive entertainment businesses as part of our long-term business strategy. For example, in February 2021 we acquired Codemasters, in April 2021 we acquired Glu and in June 2021 we entered into an agreement to acquire Playdemic. The Codemasters acquisition, the Glu acquisition, the Playdemic acquisition and other transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment or cannot realize anticipated tax benefits, that we acquire liabilities and/or litigation from acquired companies or liabilities and/or litigation results from the transactions, that our due diligence process does not identify significant issues, liabilities or other challenges, diversion of management’s attention from our other businesses, and the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased cash and non-cash expenses. In addition, we may not integrate these businesses successfully or achieve expected synergies. For example, we may experience difficulties and costs associated with the integration of business systems and technologies, and acquired products and services, the integration and retention of new employees, the implementation of our internal control and compliance procedures and/or the remediation of the internal control and compliance environment of the acquired entity, or the maintenance of key business and customer relationships. These events could harm our operating results or financial condition.
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
As a result of the COVID-19 pandemic and related public health measures, federal, state, local and foreign governmental authorities have imposed, and continue to impose, protocols and restrictions intended to contain the spread of the virus, including limitations on the size of gatherings, mandated closure of work facilities, schools and businesses, quarantines, lockdowns and travel restrictions. In addition, we have established, and will continue to maintain protocols to promote the health and safety of our workforce and business partners. Substantially all of our office locations, including our global headquarters in Redwood Shores, California and key studios across North America, Europe and Asia remain closed to the majority of our employees.
The global work-from-home operating environment has caused strain and fatigue to our global workforce. In addition, certain of our development teams currently work in a distributed environment, whereas these teams historically collaborated in-person on the creative and technical process required to develop high-quality products and services at scale. Each of these factors has disrupted, and may continue to disrupt, the productivity of our workforce and the creative process to which our teams are accustomed. Companies in our industry have experienced issues related to game and service quality during the current work-from-home period. While we have been able to execute against our product and service launch schedules with minimal impact and deliver quality games and services at scale, the longer-term impact to our creative and technical development processes is unknown and the associated risks, including with respect to game quality and developmental delays, which may cause us to delay or cancel release dates, may be heightened as the work-from-home period persists.
We are beginning to re-open locations to a limited number of employees as it is appropriate to do so, consistent with the health and safety of our employees and in compliance with any local legal restrictions or requirements. The reintroduction of employees to the workplace could introduce operational risk, negatively impact productivity, and give rise to claims by employees or otherwise adversely affect our business. In addition, the long-term effects of the COVID-19 pandemic on the nature of the office environment and remote working are not certain and may present operational challenges and impact our ability to attract and retain talent, and our teams’ ability to collaborate creatively, each of which may adversely affect our business.
During fiscal 2021, we experienced increased demand for our products and services and changing player behavior with more people staying at home. Our financial results and operating metrics benefited during fiscal year 2021 from these factors. In addition, longer-term trends that benefit our business accelerated, including a significant increase in live services revenue and the proportion of our games purchased digitally. These trends from fiscal year 2021 may not be indicative of results for future periods, particularly as factors related to the COVID-19 pandemic lessen and consumers can engage with other forms of entertainment, if the trend towards digital adoption decelerates, or if global macroeconomic effects related to the COVID-19 pandemic persist even after the pandemic has subsided.
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
The integrity of our and our partners’ information technology networks and systems is critical to our ongoing operations, products, and services. Our industry is prone to, and our systems and networks are subject to actions by malfeasant actors, such as cyber-attacks and other information security incidents that seek to exploit, disable, damage, and/or disrupt our networks, business operations, products and services and supporting technological infrastructure, or gain access to consumer and employee personal information, our intellectual property and other assets. In addition, our systems and networks could be harmed or improperly accessed due to error by employees or third parties that are authorized to access to these networks and systems. We also rely on technological infrastructure provided by third-party business partners to support the online functionality of our products and services, who are also subject to these same cyber risks. Both our partners and we have expended, and expect to continue to expend, financial and operational resources to guard against cyber risks and to help protect our data and systems. However, the techniques used by malfeasant actors change frequently, continue to evolve in sophistication and volume, and often are not detected for long periods of time. As a result of the COVID-19 pandemic, remote access to our networks and systems, and the networks and systems of our partners, has increased substantially. While we and our partners have taken steps to secure our networks and systems, these networks and systems may be more vulnerable to a successful cyber-attack or information security incident while workforces remains distributed. The costs to respond to, mitigate, and/or notify affected parties of cyber-attacks and other security vulnerabilities are significant. It may also be necessary for us to take additional extraordinary measures and make additional expenditures to take appropriate responsive and preventative steps. In addition, such events could compromise the confidentiality, integrity, or accessibility of these networks and systems or result in the compromise or loss of the data, including personal data, processed by these systems. Consequences of such events, responsive measures and preventative measures have included, and could in the future include, the loss of proprietary and personal data and interruptions or delays in our business operations, exploitation of our data, as well as loss of player confidence and damage to our brand and reputation, financial expenses and financial loss. In addition, such events could cause us to be non-compliant with applicable regulations, and subject us to legal claims or penalties under laws protecting the privacy or security of personal information or proprietary material information. We have experienced such events in the past and expect future events to occur.
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
In addition, our license agreements typically provide these partners with significant control over the approval and distribution of the products and services that we develop for their consoles, systems and devices. For products and services delivered via digital channels, each respective partner has policies and guidelines that control the promotion and distribution of these titles and the features and functionalities that we are permitted to offer through the channel. In addition, we are dependent on these partners to invest in, and upgrade, the capabilities of their systems in a manner that corresponds to the preferences of consumers. Failure by these partners to keep pace with consumer preferences could have an adverse impact on the engagement with our products and services and our ability to merchandise and commercialize our products and services which could harm our business and/or financial results.
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
We are a global company subject to various and complex laws and regulations domestically and internationally, including laws and regulations related to consumer protection, protection of minors, content, advertising, localization, information security, intellectual property, competition, taxation, and employment, among others. Many of these laws and regulations are continuously evolving and developing, and the application to, and impact on, us is uncertain. For example, the World Health Organization included “gaming disorder” in the 11th Revision of the International Classification of Diseases, prompting discussion and consideration of legislation and policies aimed at mitigating the risk of overuse of, and overspending within, video games. These laws could harm our business by limiting the products and services we can offer consumers or the manner in which we offer them. The costs of compliance with these laws may increase in the future as a result of changes in applicable laws or changes to interpretation. Any failure on our part to comply with these laws or the application of these laws in an unanticipated manner may harm our business and result in penalties or significant legal liability.
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
The agreements governing our indebtedness impose restrictions on us and require us to maintain compliance with specified covenants. In particular, the revolving credit facility requires us to maintain compliance with a debt to EBITDA ratio. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of these covenants and do not obtain a waiver from the lenders or noteholders, then, subject to applicable cure periods, our outstanding indebtedness may be declared immediately due and payable. There can be no assurance that any refinancing or additional financing would be available on terms that are favorable or acceptable to us, if at all. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities, as well as the potential costs associated with any potential refinancing of our indebtedness. Downgrades in our credit rating could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.

Changes in our tax rates or exposure to additional tax liabilities, and changes to tax laws and interpretations of tax laws could adversely affect our earnings and financial condition.
We are subject to taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision, tax assets, and accruals for other taxes, and there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective income tax rate is based in part on our corporate operating structure and the manner in which we operate our business and develop, value and use our intellectual property. Taxing authorities in jurisdictions in which we operate have challenged and audited, and may continue to, challenge and audit our methodologies for calculating our income taxes, which could increase our effective income tax rate and have an adverse impact on our results of operations and cash flows. In addition, our provision for income taxes is materially affected by our profit levels, changes in our business, changes in our geographic mix of earnings, changes in the elections we make, changes in the valuation of our deferred tax assets and liabilities, changes in our corporate structure, changes in applicable accounting rules, or changes in applicable tax laws or interpretations of existing income and withholding tax laws, as well as other factors. The impact of excess tax benefits and tax deficiencies could result in significant fluctuations to our effective tax rate.
In addition, changes to U.S. federal, state or international tax laws or their applicability to corporate multinationals in the countries in which we do business, particularly in Switzerland, where our international business is headquartered, and actions we have taken in our business with respect to such laws, have affected, and could continue to affect, our effective tax rates and cash taxes, and could cause us to change the way in which we structure our business and result in other costs. Our effective tax rate also could be adversely affected by changes in our valuation allowances for deferred tax assets. Our valuation allowances, in turn, can be impacted by several factors, including changes to the expected mix and timing of product releases and future taxable income, expected growth rates of future taxable income, which are based primarily on third party market and industry growth data, changes in interest rates, and actions we take in connection with acquisitions. Significant judgment is involved in determining the amount of valuation allowances, and actual financial results also may differ materially from our current estimates and could have a material impact on our assessments.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In November 2020, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. This stock repurchase program expires on November 4, 2022. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended June 30, 2021, we repurchased approximately 2.3 million shares for approximately $325 million under this program. We are actively repurchasing shares under this program.

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
April 4, 2021 - May 1, 2021	719,617	$141.17	719,617	$1,848
May 2, 2021 - May 29, 2021	720,475	$141.00	720,475	$1,747
May 30, 2021 - July 3, 2021	851,717	$143.13	851,717	$1,625
	2,291,809	$141.84	2,291,809

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 6.Exhibits

The exhibits listed in the accompanying index to exhibits on Page 60 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2021
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
2.1*	Share Purchase Agreement, dated as of June 23, 2021, by and among Electronic Arts Inc., Pine Interactive Ltd. and WB/TT	8-K	000-17948	06/23/2020

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH†	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

†    Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 are the following formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows, and (6) Notes to Condensed Consolidated Financial Statements.
*    Parts of this exhibit have been redacted pursuant to SEC rules regarding confidential treatment.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
August 10, 2021	Chief Operating Officer and
Chief Financial Officer