Form 10-Q
period 2021-09-30
ELECTRONIC ARTS INC.
filed 2021-11-09
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
As of November 5, 2021, there were 282,808,143 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	September 30, 2021	March 31, 2021 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,630	$5,260
Short-term investments	342	1,106
Receivables, net	1,031	521
Other current assets	387	326
Total current assets	3,390	7,213
Property and equipment, net	516	491
Goodwill	5,459	2,868
Acquisition-related intangibles, net	1,080	309
Deferred income taxes, net	2,139	2,045
Other assets	435	362
TOTAL ASSETS	$13,019	$13,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$136	$96
Accrued and other current liabilities	1,119	1,341
Deferred net revenue (online-enabled games)	1,322	1,527
Total current liabilities	2,577	2,964
Senior notes, net	1,877	1,876
Income tax obligations	318	315
Deferred income taxes, net	68	43
Other liabilities	323	250
Total liabilities	5,163	5,448
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 284 and 286 shares issued and outstanding, respectively	3	3
Additional paid-in capital	—	—
Retained earnings	7,855	7,887
Accumulated other comprehensive loss	(2)	(50)
Total stockholders’ equity	7,856	7,840
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,019	$13,288

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
Net revenue	$1,826	$1,151	$3,377	$2,610
Cost of revenue	494	286	809	574
Gross profit	1,332	865	2,568	2,036
Operating expenses:
Research and development	553	421	1,068	859
Marketing and sales	233	156	423	277
General and administrative	176	133	345	269
Amortization of intangibles	30	6	70	11
Total operating expenses	992	716	1,906	1,416
Operating income	340	149	662	620
Interest and other income (expense), net	(14)	(10)	(28)	(13)
Income before provision for (benefit from) income taxes	326	139	634	607
Provision for (benefit from) income taxes	32	(46)	136	57
Net income	$294	$185	$498	$550
Earnings per share:
Basic	$1.03	$0.64	$1.75	$1.90
Diluted	$1.02	$0.63	$1.73	$1.88
Number of shares used in computation:
Basic	285	289	285	289
Diluted	287	293	288	292

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net income	$294	$185	$498	$550
Other comprehensive income (loss), net of tax:
Net gains (losses) on available-for-sale securities	—	(3)	—	8
Net gains (losses) on derivative instruments	50	(43)	56	(80)
Foreign currency translation adjustments	(17)	9	(8)	33
Total other comprehensive income (loss), net of tax	33	(37)	48	(39)
Total comprehensive income	$327	$148	$546	$511

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except per share data)	Shares	Amount
Balances as of March 31, 2021	286,465	$3	$—	$7,887	$(50)	$7,840
Total comprehensive income	—	—	—	204	15	219
Stock-based compensation	—	—	125	—	—	125
Awards assumed upon acquisition	—	—	23	—	—	23
Issuance of common stock	1,209	—	(105)	—	—	(105)
Repurchase and retirement of common stock	(2,292)	—	(43)	(282)	—	(325)
Cash dividends declared ($0.17 per common share)	—	—	—	(49)	—	(49)
Balances as of June 30, 2021	285,382	$3	$—	$7,760	$(35)	$7,728
Total comprehensive income	—	—	—	294	33	327
Stock-based compensation	—	—	149	—	—	149
Issuance of common stock	602	—	25	—	—	25
Repurchase and retirement of common stock	(2,318)	—	(174)	(151)	—	(325)
Cash dividends declared ($0.17 per common share)	—	—	—	(48)	—	(48)
Balances as of September 30, 2021	283,666	$3	$—	$7,855	$(2)	$7,856

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except per share data)	Shares	Amount
Balances as of March 31, 2020	288,413	$3	$—	$7,508	$(50)	$7,461
Total comprehensive income	—	—	—	365	(2)	363
Stock-based compensation	—	—	102	—	—	102
Issuance of common stock	1,088	—	(66)	—	—	(66)
Repurchase and retirement of common stock	(747)	—	(36)	(42)	—	(78)
Balances as of June 30, 2020	288,754	$3	$—	$7,831	$(52)	$7,782
Total comprehensive income	—	—	—	185	(37)	148
Stock-based compensation	—	—	113	—	—	113
Issuance of common stock	868	—	32	—	—	32
Repurchase and retirement of common stock	—	—	—	—	—	—
Balances as of September 30, 2020	289,622	$3	$145	$8,016	$(89)	$8,075

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six Months Ended September 30,
(In millions)	2021	2020
OPERATING ACTIVITIES
Net income	$498	$550
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	199	77
Stock-based compensation	274	215
Change in assets and liabilities:
Receivables, net	(446)	39
Other assets	(51)	(113)
Accounts payable	42	106
Accrued and other liabilities	(250)	(96)
Deferred income taxes, net	(140)	(32)
Deferred net revenue (online-enabled games)	(205)	(307)
Net cash provided by (used in) operating activities	(79)	439
INVESTING ACTIVITIES
Capital expenditures	(87)	(63)
Proceeds from maturities and sales of short-term investments	1,128	1,418
Purchase of short-term investments	(369)	(1,416)
Acquisitions, net of cash acquired	(3,394)	—
Net cash used in investing activities	(2,722)	(61)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	41	43
Cash dividends paid	(97)	—
Cash paid to taxing authorities for shares withheld from employees	(121)	(77)
Repurchase and retirement of common stock	(650)	(78)
Net cash used in financing activities	(827)	(112)
Effect of foreign exchange on cash and cash equivalents	(2)	25
Increase (decrease) in cash and cash equivalents	(3,630)	291
Beginning cash and cash equivalents	5,260	3,768
Ending cash and cash equivalents	$1,630	$4,059
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$303	$173
Cash paid during the period for interest	28	21

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Electronic Arts is a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and services that can be played and watched on game consoles, PCs, mobile phones and tablets. We believe that the breadth and depth of our portfolio, live services offerings, and our use of multiple business models and distribution channels provide us with strategic advantages. Our foundation is a collection of intellectual property from which we create innovative games and content that enables us to build on-going and meaningful relationships with a community of players, creators and viewers. Our portfolio includes brands that we either wholly own (such as Battlefield, The Sims, Apex Legends, Need for Speed and Plants vs. Zombies) or license from others (such as FIFA, Madden NFL, UFC, NHL, Formula 1 and Star Wars). Through our live services offerings, we offer our players high-quality experiences designed to provide value to players and extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our base games and free-to-play games. In addition, we are focused on reaching more players whenever and wherever they want to play. We believe that we can add value to our network by making it easier for players to connect to a world of play by offering choice of business model, distribution channel and device.
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2022 contains 52 weeks and ends on April 2, 2022. Our results of operations for the fiscal year ended March 31, 2021 contained 53 weeks and ended on April 3, 2021. Our results of operations for the three and six months ended September 30, 2021 contained 13 weeks and 26 weeks, respectively, and ended on October 2, 2021. Our results of operations for the three and six months ended September 30, 2020 contained 13 weeks and 27 weeks, respectively, and ended on October 3, 2020. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
Change in Estimated Offering Period
The offering period is the period in which we offer to provide the future update rights and/or online hosting for the game and extra content sold. Because the offering period is not an explicitly defined period, we must make an estimate of the offering period for the service related performance obligations (i.e., future update rights and online hosting). For sales prior to July 1, 2020, revenues for service related performance obligations were generally recognized over an estimated nine-month period beginning in the month after shipment for games and extra content sold through retail, and an estimated six-month period for digitally-distributed games and extra content beginning in the month of sale. During the three months ended September 30, 2020, we completed our annual evaluation of the Estimated Offering Period and as a result, for sales after July 1, 2020, revenue for service related performance obligations for games and extra content sold through retail is recognized over an estimated ten-month period beginning in the month of sale, and revenue for service related performance obligations for digitally-distributed games and extra content is recognized over an estimated eight-month period beginning in the month of sale. During the three months ended September 30, 2021, this change to our Estimated Offering Period resulted in an increase in net revenue of $125 million and net income of $95 million, and an increase of $0.33 diluted earnings per share. During the six months ended September 30, 2021, this change to our Estimated Offering Period resulted in an increase in net revenue of $102 million and net income of $77 million, and an increase of $0.27 diluted earnings per share.

During the three months ended September 30, 2021, we completed our annual evaluation of the Estimated Offering Period. We have noted consumers are playing certain of our Online Hosted Service Games, such as PC and Console Free-to-Play games, for longer periods of time than in prior years as players engage with services we provide that are designed to enhance and extend gameplay, and as such, have concluded that the Estimated Offering Period for such games should be lengthened. As a result, for all new sales after July 1, 2021, the revenue that we recognize for service-related performance obligation related to our PC and Console Free-to-Play games is recognized generally over a twelve-month period. During the three months ended September 30, 2021, this change to our Estimated Offering Period resulted in an estimated decrease in net revenue of $17 million and net income of $13 million, and a decrease of $0.05 diluted earnings per share.
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We adopted ASU 2019-12 in the first quarter of fiscal year 2022. The amendments did not have a material impact on our Condensed Consolidated Financial Statements upon adoption.
The standard clarified and amended existing guidance with respect to transactions in which a taxpayer realizes a step-up in tax basis of goodwill. As we integrate acquired intellectual property into our global operating structure, we may realize a tax basis step-up in goodwill. In such situations, we are required to assess whether the integration relates to the acquisition or is a separate transaction. When the integration is a separate transaction, we may be required to recognize deferred tax assets to the extent the stepped-up tax basis exceeds the associated U.S. GAAP basis. This assessment requires judgment around key indicators such as whether the tax basis step-up was contemplated as part of the original acquisition to which the intellectual property relates, whether the integration results in cash taxes, and whether the integration is achieved through a simple tax election. See Note 10 — Income Taxes for a discussion of the prospective application of this standard to our intra-entity transfer of Codemasters intellectual property (the “Codemasters intra-entity sale”) during the three months ended September 30, 2021.
Other Recently Issued Accounting Standards
In October 2021, the FASB issued ASU 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). The amendments in this update require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. This update is effective for us beginning in the first quarter of fiscal year 2024. Early adoption is permitted. We are currently evaluating the timing of adoption and impact of this new standard on our Condensed Consolidated Financial Statements and related disclosures.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2021 and March 31, 2021, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of September 30, 2021	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$25	$25	$—	$—	Cash equivalents
Money market funds	112	112	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	152	—	152	—	Short-term investments
U.S. Treasury securities	65	65	—	—	Short-term investments
Commercial paper	35	—	35	—	Short-term investments
Foreign government securities	32	—	32	—	Short-term investments
Asset-backed securities	40	—	40	—	Short-term investments
Certificates of deposit	18	—	18	—	Short-term investments
Foreign currency derivatives	49	—	49	—	Other current assets and other assets
Deferred compensation plan assets (a)	23	23	—	—	Other assets
Total assets at fair value	$551	$225	$326	$—
Liabilities
Foreign currency derivatives	$12	$—	$12	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	23	23	—	—	Other liabilities
Total liabilities at fair value	$35	$23	$12	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2021	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$157	$157	$—	$—	Cash equivalents
Money market funds	2,100	2,100	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	380	—	380	—	Short-term investments and cash equivalents
U.S. Treasury securities	437	437	—	—	Short-term investments and cash equivalents
U.S. agency securities	3	—	3	—	Short-term investments
Commercial paper	142	—	142	—	Short-term investments and cash equivalents
Foreign government securities	67	—	67	—	Short-term investments
Asset-backed securities	112	—	112	—	Short-term investments
Certificates of deposit	41	—	41	—	Short-term investments
Foreign currency derivatives	33	—	33	—	Other current assets and other assets
Deferred compensation plan assets (a)	18	18	—	—	Other assets
Total assets at fair value	$3,490	$2,712	$778	$—
Liabilities
Foreign currency derivatives	$40	$—	$40	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	19	19	—	—	Other liabilities
Total liabilities at fair value	$59	$19	$40	$—

(a)The Deferred Compensation Plan assets consist of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, for additional information regarding our Deferred Compensation Plan.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of September 30, 2021 and March 31, 2021, our cash and cash equivalents were $1,630 million and $5,260 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.
Short-Term Investments
Short-term investments consisted of the following as of September 30, 2021 and March 31, 2021 (in millions):

	As of September 30, 2021				As of March 31, 2021
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$152	$—	$—	$152	$372	$—	$—	$372
U.S. Treasury securities	65	—	—	65	374	1	—	375
U.S. agency securities	—	—	—	—	3	—	—	3
Commercial paper	35	—	—	35	136	—	—	136
Foreign government securities	32	—	—	32	67	—	—	67
Asset-backed securities	40	—	—	40	112	—	—	112
Certificates of deposit	18	—	—	18	41	—	—	41
Short-term investments	$342	$—	$—	$342	$1,105	$1	$—	$1,106
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of September 30, 2021 and March 31, 2021 (in millions):

	As of September 30, 2021		As of March 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$242	$242	$895	$896
Due 1 year through 5 years	94	94	203	203
Due after 5 years	6	6	7	7
Short-term investments	$342	$342	$1,105	$1,106

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of September 30, 2021			As of March 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$264	$2	$3	$370	$14	$1
Forward contracts to sell	$1,649	$38	$4	$1,840	$15	$35
The effects of cash flow hedge accounting in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2021 and 2020 are as follows (in millions):

	Three Months Ended September 30,				Six Months Ended September 30,
	2021		2020		2021		2020
	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,826	$553	$1,151	$421	$3,377	$1,068	$2,610	$859
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$(18)	$4	$1	$—	$(37)	$12	$12	$(6)
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of September 30, 2021			As of March 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$364	$—	$5	$599	$—	$4
Forward contracts to sell	$686	$9	$—	$450	$4	$—

The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2021 and 2020 was as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	Interest and other income (expense), net
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$(14)	$(10)	$(28)	$(13)
Gain (losses) on foreign currency forward contracts not designated as hedging instruments	$4	$(3)	$(3)	$(7)

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended September 30, 2021 and 2020 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of June 30, 2021	$—	$(23)	$(12)	$(35)
Other comprehensive income (loss) before reclassifications	—	36	(17)	19
Amounts reclassified from accumulated other comprehensive income (loss)	—	14	—	14
Total other comprehensive income (loss), net of tax	—	50	(17)	33
Balances as of September 30, 2021	$—	$27	$(29)	$(2)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of June 30, 2020	$7	$2	$(61)	$(52)
Other comprehensive income (loss) before reclassifications	(3)	(42)	9	(36)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Total other comprehensive income (loss), net of tax	(3)	(43)	9	(37)
Balances as of September 30, 2020	$4	$(41)	$(52)	$(89)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended September 30, 2021 and 2020 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2021	$—	$(29)	$(21)	$(50)
Other comprehensive income (loss) before reclassifications	—	31	(8)	23
Amounts reclassified from accumulated other comprehensive income (loss)	—	25	—	25
Total other comprehensive income (loss), net of tax	—	56	(8)	48
Balances as of September 30, 2021	$—	$27	$(29)	$(2)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2020	$(4)	$39	$(85)	$(50)
Other comprehensive income (loss) before reclassifications	8	(74)	33	(33)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6)	—	(6)
Total other comprehensive income (loss), net of tax	8	(80)	33	(39)
Balances as of September 30, 2020	$4	$(41)	$(52)	$(89)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and six months ended September 30, 2021 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended September 30, 2021	Six Months Ended September 30, 2021
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$18	$37
Research and development	(4)	(12)
Total net (gain) loss reclassified, net of tax	$14	$25
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

(6) BUSINESS COMBINATIONS
Codemasters Group Holdings plc
On February 18, 2021, we completed our acquisition of 100% of the equity interests of Codemasters Group Holdings plc, a public limited company registered in England and Wales (“Codemasters”), for a total purchase price of $1.2 billion, net of cash acquired. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions, and are considered preliminary as of the reporting date pending finalization of the valuation of deferred tax assets, tax liabilities, and payroll tax liabilities. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. During the three months ended September 30, 2021, we recorded a $5 million net tax liability, which resulted in an increase to goodwill.

Glu Mobile Inc.
On April 29, 2021, we completed the acquisition of 100% of the equity interests of Glu Mobile Inc., a leading global developer and publisher of mobile games (“Glu” and the “Glu acquisition”) for a total purchase price of $2.0 billion, net of cash acquired of $332 million. The acquisition of Glu is expected to accelerate our mobile growth by creating a combined organization with ongoing live services across multiple games and genres. We also believe that the acquisition will create value by adding Glu’s expertise in casual sports and lifestyle genres to new titles based on our intellectual property. The transaction costs associated with the acquisition totaled approximately $15 million and were recognized in general and administrative expense, of which $11 million were recognized during fiscal 2022, all within the three months ended June 30, 2021.
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
During the three months ended September 30, 2021, we finalized the fair values assigned to the Glu assets acquired and liabilities assumed. The differences between the preliminary estimates recognized during the first quarter of fiscal 2022 and the final amounts are presented in the table below:

(In millions)	Previously Reported at June 30, 2021	Measurement Period Adjustments	As Adjusted at September 30, 2021
Current assets	$63	$—	$63
Property and equipment, net	14	—	14
Other assets	48	—	48
Intangible assets	657	(131)	526
Goodwill	1,406	100	1,506
Deferred tax liabilities	(69)	31	(38)
Current liabilities	(78)	—	(78)
Other liabilities	(39)	—	(39)
Purchase price, net of cash acquired	$2,002	$—	$2,002

Intangibles assets by asset category(a)
Developed and core technology	$305	$(73)	$232
Trade names and trademarks	252	(43)	209
Registered user base and other intangibles	12	—	12
In-process research and development	88	(15)	73
Total	$657	$(131)	$526
(a) In-process research and development assets are considered indefinite-lived until complete. Excluding the in-process research and development assets, the weighted-average useful life of the Glu’s acquired intangible assets is currently estimated to be approximately 5.5 years.

The measurement period adjustments would not have had a material impact on the Condensed Consolidated Statements of Operations in the first quarter of fiscal 2022 had the adjustments to the provisional amounts been recognized as of the acquisition date.
Goodwill consists largely of workforce and synergies with our existing business. The goodwill is not deductible for tax purposes.

The results of operations of Glu and the fair value of the assets acquired have been included in our Condensed Consolidated Financial Statements since the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our Condensed Consolidated Statements of Operations.
Playdemic Limited
On September 20, 2021, we completed the acquisition of 100% of the equity interests of Playdemic Limited, a private limited company incorporated in England and Wales (“Playdemic” and the “Playdemic acquisition”) for a total purchase price of $1.4 billion, net of cash acquired. The Playdemic acquisition is intended to be another step in our strategy of continued leadership in sports and mobile expansion. The transaction costs associated with the acquisition totaled approximately $11 million and were recognized in general and administrative expense, of which $8 million were recognized during the three months ended September 30, 2021.
Due to the proximity of the closing date of the Playdemic acquisition to the balance sheet date of September 30, 2021, the initial purchase accounting is incomplete and subject to change during the measurement period, which may result in material changes to our purchase price allocation. We expect to finalize the purchase accounting as soon as practicable, but not later than one year from the acquisition date.
The following table summarizes the provisional allocation of the purchase price to the fair value of assets acquired and liabilities assumed based on management’s best estimates as of the reporting date:

(In millions)
Current assets	$22
Property and equipment, net	2
Other assets	2
Intangible assets	354
Goodwill	1,100
Deferred tax liabilities	(67)
Current liabilities	(6)
Other liabilities	(2)
Purchase price, net of cash acquired	$1,405
To develop our provisional fair values of assets acquired and liabilities assumed, we utilized currently available information and fair value allocation benchmarks from similar completed transactions. We are currently in the process of completing our purchase accounting; including, but not limited to, completing a valuation of acquired intangible assets and valuation of deferred tax assets, tax liabilities, and payroll tax liabilities.
Goodwill consists largely of workforce and synergies with our existing business. The goodwill is not deductible for local tax purposes.
The results of operations during the three months ended September 30, 2021 for Playdemic are not material to our Condensed Consolidated Financial Statements. Pro forma results of operations have not been presented because the effect of the acquisition was not material to our Condensed Consolidated Statements of Operations.
During the six months ended September 30, 2021, we completed one other acquisition that was not material to our Condensed Consolidated Financial Statements.

(7) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the six months ended September 30, 2021 are as follows (in millions):

	As of March 31, 2021	Activity	Effects of Foreign Currency Translation	As of September 30, 2021
Goodwill	$3,236	$2,591	$—	$5,827
Accumulated impairment	(368)	—	—	(368)
Total	$2,868	$2,591	$—	$5,459
Acquisition-related intangibles consisted of the following (in millions):

	As of September 30, 2021			As of March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Finite-lived acquisition-related intangibles
Developed and core technology	$939	$(542)	$397	$691	$(472)	$219
Trade names and trademarks	393	(169)	224	188	(144)	44
Registered user base and other intangibles	18	(10)	8	5	(5)	—
Carrier contracts and related	85	(85)	—	85	(85)	—
Playdemic acquired intangibles	354	—	$354	—	—	—
Total finite-lived acquisition-related intangibles	$1,789	$(806)	$983	$969	$(706)	$263
Indefinite-lived acquisition-related intangibles
In-process research and development	$97	$—	$97	$46	$—	$46
Total acquisition-related intangibles, net	$1,886	$(806)	$1,080	$1,015	$(706)	$309
Due to the proximity of the closing date of the Playdemic acquisition to the balance sheet date of September 30, 2021, we included a provisional estimate of acquired intangibles as a separate line item in the above table. We currently estimate the weighted-average useful life of Playdemic’s acquired intangible assets to be approximately 7 years. See Note 6 for additional information on our acquisition of Playdemic.
Amortization of intangibles for the three and six months ended September 30, 2021 and 2020 are classified in the Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$22	$—	$44	$—
Operating expenses	30	6	70	11
Total	$52	$6	$114	$11
Acquisition-related intangible assets are generally amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, currently from 1 to 7 years. As of September 30, 2021 and March 31, 2021, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 5.4 and 3.5 years, respectively.

As of September 30, 2021, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Condensed Consolidated Statements of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2022 (remaining six months)	$149
2023	216
2024	165
2025	121
2026	115
2027	96
2028 and thereafter	121
Total	$983

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
During the three and six months ended September 30, 2021 and 2020, we did not recognize any material losses or impairment charges on royalty-based commitments.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of September 30, 2021	As of March 31, 2021
Other current assets	$76	$24
Other assets	22	20
Royalty-related assets	$98	$44
At any given time, depending on the timing of our payments to our co-publishing and/or distribution affiliates, content licensors, and/or independent software developers, we classify any recognized unpaid royalty amounts due to these parties as accrued liabilities. As of September 30, 2021 and March 31, 2021, royalty-related liabilities were $172 million and $210 million, respectively, which were included in accrued and other current liabilities.
As of September 30, 2021, we were committed to pay approximately $1,961 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 12 for further information on our developer and licensor commitments.

(9) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of September 30, 2021 and March 31, 2021 consisted of (in millions):

	As of September 30, 2021	As of March 31, 2021
Computer, equipment and software	$821	$808
Buildings	369	370
Leasehold improvements	186	172
Equipment, furniture and fixtures, and other	93	93
Land	66	66
Construction in progress	46	12
	1,581	1,521
Less: accumulated depreciation	(1,065)	(1,030)
Property and equipment, net	$516	$491
Depreciation expense associated with property and equipment was $39 million and $79 million for the three and six months ended September 30, 2021, respectively.
Depreciation expense associated with property and equipment was $32 million and $63 million for the three and six months ended September 30, 2020, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of September 30, 2021 and March 31, 2021 consisted of (in millions):

	As of September 30, 2021	As of March 31, 2021
Other accrued expenses	$343	$351
Accrued compensation and benefits	338	494
Accrued royalties	172	210
Sales returns and price protection reserves	99	115
Deferred net revenue (other)	99	95
Operating lease liabilities	68	76
Accrued and other current liabilities	$1,119	$1,341
Deferred net revenue (other) includes the deferral of subscription revenue, licensing arrangements, advertising revenue, and other revenue for which revenue recognition criteria has not been met.
Deferred net revenue
Deferred net revenue as of September 30, 2021 and March 31, 2021 consisted of (in millions):

	As of September 30, 2021	As of March 31, 2021
Deferred net revenue (online-enabled games)	$1,322	$1,527
Deferred net revenue (other)	99	95
Deferred net revenue (noncurrent)	23	14
Total deferred net revenue	$1,444	$1,636
During the six months ended September 30, 2021 and 2020, we recognized $1,504 million and $985 million of revenue, respectively, that were included in the deferred net revenue balance at the beginning of the period.

Remaining Performance Obligations
As of September 30, 2021, revenue allocated to remaining performance obligations consists of our deferred revenue balance of $1,444 million and amounts to be invoiced and recognized as revenue in future periods of $89 million. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue. We expect to recognize substantially all of these balances as revenue over the next 12 months.

(10) INCOME TAXES
The provision for income taxes for the three and six months ended September 30, 2021 is based on our projected annual effective tax rate for fiscal year 2022, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three and six months ended September 30, 2021 was 10 percent and 21 percent, respectively, as compared to negative 33 percent and 9 percent, respectively, for the same period in fiscal year 2021. Our effective tax rate for the three and six months ended September 30, 2021 was higher than prior year due to our decision to capitalize for income tax purposes certain foreign expenses which increased the taxable income in our foreign entities that is subject to U.S. tax. In accordance with our existing accounting policy, we do not establish deferred tax assets to offset this charge, but we expect future deductions of the capitalized amounts. The prior year effective tax rates included a tax benefit, net of valuation allowance, resulting from the Supreme Court of the United States denial of Altera’s appeal of the Altera opinion (the “Altera opinion”). Excluding the Altera opinion, the effective tax rate for three and six months ended September 30, 2020 would have been 13 percent and 20 percent, respectively.
In addition, during the three months ended September 30, 2021, we completed the Codemasters intra-entity sale of intellectual property rights to our U.S. and Swiss intellectual property owners. The transaction resulted in a taxable gain. Under U.S. GAAP, any profit resulting from this intercompany transaction will be eliminated upon consolidation. However, the transaction resulted in a step-up of the U.S. and Swiss tax-deductible basis in the transferred intellectual property rights and, accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights. As a result, we recognized a $60 million net tax benefit for the current and deferred tax impacts of the sale. Excluding the Codemasters intra-entity sale, the effective tax rate for three and six months ended September 30, 2021 would have been 28 percent and 31 percent, respectively.
We are subject to income tax examinations in various jurisdictions with respect to fiscal years after 2011. The timing and potential resolution of income tax examinations is highly uncertain. The total unrecognized tax benefits as of September 30, 2021 were $587 million.
While we continue to measure our uncertain tax positions, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued. For example, in the period ended June 30, 2020, the Altera opinion resulted in a partial decrease of our unrecognized tax benefits. A complete resolution and settlement of the matters underlying the Altera opinion is reasonably possible within the next 12 months, which would result in an additional reduction of our gross unrecognized tax benefits. However, it is uncertain whether a complete resolution and settlement of such matters would also result in resolution of all related and unrelated U.S. positions for all applicable years. Therefore, it is not possible to provide a range of potential outcomes associated with a reversal of our gross unrecognized tax benefits.
It is also reasonably possible that an additional reduction of up to $5 million of unrecognized tax benefits may occur within the next 12 months, unrelated to the Altera opinion, a portion of which would impact our effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements and tax interpretations.
Each quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. During the three and six months ended September 30, 2021, we recognized a decrease of $6 million and an increase of $7 million of valuation allowance against our deferred tax assets primarily due to the expected alignment of the recently acquired businesses with our global operating structure.

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
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of September 30, 2021	As of March 31, 2021
Senior Notes:
4.80% Senior Notes due 2026	$400	$400
1.85% Senior Notes due 2031	750	750
2.95% Senior Notes due 2051	750	750
Total principal amount	$1,900	$1,900
Unaccreted discount	(7)	(7)
Unamortized debt issuance costs	(16)	(17)
Net carrying value of Senior Notes	$1,877	$1,876

Fair value of Senior Notes (Level 2)	$1,911	$1,873
As of September 30, 2021, the remaining life of the 2026 Notes, 2031 Notes and 2051 Notes is approximately 4.4 years, 9.4 years, and 29.4 years, respectively.
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

The credit agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a debt to EBITDA ratio. As of September 30, 2021, we were in compliance with the debt to EBITDA ratio.
As of September 30, 2021, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for the three and six months ended September 30, 2021 and 2020 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Amortization of debt issuance costs	$(1)	$—	$(1)	$(1)
Coupon interest expense	(14)	(11)	(28)	(21)
Total interest expense	$(15)	$(11)	$(29)	$(22)

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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include, but are not limited to: CONMEBOL (Confederación Sudamericana de Fútbol), DFL Deutsche Fußball Liga E.V. (German Soccer League), FAPL (Football Association Premier League Limited), FIFA (Fédération Internationale de Football Association), FIFPRO Foundation, La Liga (Liga Nacional De Futbol Profesional), LFP (Ligue de Football Professionnel), Major League Soccer, Major League Soccer Players Association on behalf of OneTeam Partners, LLC, Serie A (Lega Nazionale Professionisti Serie A), and UEFA (Union des Associations Européennes de Football) (professional soccer); National Basketball Association and National Basketball Players Association (professional basketball); National Hockey League and NHL Players’ Association (professional hockey); NFL Properties LLC, NFL Players Association and NFL Players Inc. on behalf of OneTeam Partners, LLC (professional football); William Morris Endeavor Entertainment LLC (professional mixed martial arts); ESPN (content in EA SPORTS games); Disney Interactive (Star Wars and Disney Sorcerer’s Arena); Formula One Digital Media Limited and Formula Motorsport Limited (professional racing); PGA Tour, Inc. (professional golf); Major League Baseball and MLB Players Association (professional baseball); and Kimsaprincess, Inc. (Kim Kardashian: Hollywood). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations as of September 30, 2021 (in millions):

		Fiscal Years Ending March 31,
		2022
		(Remaining
	Total	six mos.)	2023	2024	2025	2026	2027	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,961	$109	$392	$427	$421	$330	$79	$203
Marketing commitments	649	84	150	144	130	92	19	30
Senior Notes interest	863	21	55	55	55	54	36	587
Operating lease imputed interest	31	4	6	5	4	3	2	7
Operating leases not yet commenced (a)	160	3	7	8	11	12	12	107
Other purchase obligations	215	12	66	128	7	2	—	—
Total unrecognized commitments	3,879	233	676	767	628	493	148	934

Recognized commitments
Senior Notes principal and interest	1,906	6	—	—	—	400	—	1,500
Operating leases	318	34	59	53	43	38	26	65
Transition Tax and other taxes	31	11	3	4	6	7	—	—
Licensing commitments	15	15	—	—	—	—	—	—
Total recognized commitments	2,270	66	62	57	49	445	26	1,565

Total Commitments	$6,149	$299	$738	$824	$677	$938	$174	$2,499
(a)As of September 30, 2021, we have entered into three office leases and one equipment lease that have not yet commenced with aggregate future lease payments of approximately $160 million. These leases are expected to commence between fiscal year 2022 and fiscal year 2025, and will have lease terms ranging from 3 to 12 years.
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of September 30, 2021; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above, as of September 30, 2021, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $298 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
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
There were an insignificant number of stock options granted during the three and six months ended September 30, 2021 and 2020.

The estimated assumptions used in the Black-Scholes valuation model to value our ESPP purchase rights were as follows:

	ESPP Purchase Rights
	Three Months Ended September 30,
	2021	2020
Risk-free interest rate	0.1%	0.1%
Expected volatility	25 - 28%	34 - 39%
Weighted-average volatility	27%	37%
Expected term	6 - 12 months	6 - 12 months
Expected dividends	0.6%	None

Stock Options
The following table summarizes our stock option activity for the six months ended September 30, 2021:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2021	267	$35.71
Assumed via acquisition	150	60.87
Granted	2	142.78
Exercised	(34)	46.29
Forfeited, cancelled or expired	(35)	66.29
Outstanding as of September 30, 2021	350	$42.86	3.18	$35
Vested and expected to vest	350	$42.86	3.18	$35
Exercisable as of September 30, 2021	309	$40.24	2.70	$32
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of September 30, 2021, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Units
The following table summarizes our restricted stock unit activity for the six months ended September 30, 2021:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2021	5,764	$113.25
Assumed via acquisition	816	120.54
Granted	3,486	142.04
Vested	(1,860)	117.02
Forfeited or cancelled	(552)	121.42
Outstanding as of September 30, 2021	7,654	$125.63
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
The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the six months ended September 30, 2021:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2021	579	$110.51
Granted	219	142.60
Vested	(266)	110.51
Forfeited or cancelled	(317)	110.98
Outstanding as of September 30, 2021	215	$142.60
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
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the six months ended September 30, 2021:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2021	2,195	$134.60
Granted	159	173.25
Vested	(176)	128.62
Forfeited or cancelled	(614)	153.69
Outstanding as of September 30, 2021	1,564	$131.71
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$2	$2	$3	$3
Research and development	101	74	186	140
Marketing and sales	15	12	27	23
General and administrative	31	25	58	49
Stock-based compensation expense	$149	$113	$274	$215
During the three and six months ended September 30, 2021, we recognized $27 million and $51 million, respectively, of deferred income tax benefit related to our stock-based compensation expense. During the three and six months ended September 30, 2020, we recognized $15 million and $38 million, respectively, of deferred income tax benefit related to our stock-based compensation expense.

As of September 30, 2021, our total unrecognized compensation cost related to stock options, restricted stock units, market-based restricted stock units, and performance-based restricted stock units was $866 million and is expected to be recognized over a weighted-average service period of 1.9 years. Of the $866 million of unrecognized compensation cost, $779 million relates to restricted stock units, $68 million relates to market-based restricted stock units, $16 million relates to performance-based restricted stock units at an 134 percent average payout, and $3 million relates to stock options.
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
The following table summarizes total shares repurchased during the three and six months ended September 30, 2021 and 2020:

	May 2018 Program		November 2020 Program		Total
(In millions)	Shares	Amount	Shares	Amount	Shares	Amount
Three months ended September 30, 2021	—	$—	2.3	$325	2.3	$325
Six months ended September 30, 2021	—	$—	4.6	$650	4.6	$650
Three months ended September 30, 2020	—	$—	—	$—	—	$—
Six months ended September 30, 2020	0.7	$78	—	$—	0.7	$78

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

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Net income	$294	$185	$498	$550
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	285	289	285	289
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	2	4	3	3
Weighted-average common stock outstanding — diluted	287	293	288	292
Earnings per share:
Basic	$1.03	$0.64	$1.75	$1.90
Diluted	$1.02	$0.63	$1.73	$1.88
For the three and six months ended September 30, 2021 and 2020, one million of stock options, restricted stock units and market-based restricted stock units were excluded from the treasury stock method computation of diluted shares, respectively, as their inclusion would have had an antidilutive effect.

Our performance-based restricted stock units, which are considered contingently issuable shares, are also excluded from the treasury stock method computation because the related performance-based milestones were not achieved as of the end of the three and six months ended September 30, 2021 and 2020.

(15) SEGMENT AND REVENUE INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Our CODM currently reviews total company operating results to assess overall performance and allocate resources. As of September 30, 2021, we have only one reportable segment, which represents our only operating segment.
Information about our total net revenue by timing of recognition for the three and six months ended September 30, 2021 and 2020 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net revenue by timing of recognition
Revenue recognized at a point in time	$770	$337	$1,175	$779
Revenue recognized over time	1,056	814	2,202	1,831
Net revenue	$1,826	$1,151	$3,377	$2,610
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
Information about our total net revenue by composition for the three and six months ended September 30, 2021 and 2020 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net revenue by composition
Full game downloads	$337	$163	$570	$386
Packaged goods	280	119	369	255
Full game	617	282	939	641

Live services and other	1,209	869	2,438	1,969
Net revenue	$1,826	$1,151	$3,377	$2,610
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
Information about our total net revenue by platform for the three and six months ended September 30, 2021 and 2020 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Platform net revenue
Console	$1,198	$714	$2,170	$1,646
PC and other	377	249	738	574
Mobile	251	188	469	390
Net revenue	$1,826	$1,151	$3,377	$2,610
Information about our operations in North America and internationally for the three and six months ended September 30, 2021 and 2020 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net revenue from unaffiliated customers
North America	$778	$578	$1,460	$1,205
International	1,048	573	1,917	1,405
Net revenue	$1,826	$1,151	$3,377	$2,610

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Electronic Arts, Inc. and subsidiaries (the Company) as of October 2, 2021, the related condensed consolidated statements of operations, comprehensive income and stockholders’ equity for the three-month and six-month periods ended October 2, 2021 and October 3, 2020, and cash flows for the six-month periods ended October 2, 2021 and October 3, 2020, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
November 9, 2021

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

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended September 30, 2021, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 as filed with the SEC on May 26, 2021 and in other documents we have filed with the SEC.
About Electronic Arts
Electronic Arts is a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and services that can be played and watched on game consoles, PCs, mobile phones and tablets. We believe that the breadth and depth of our portfolio, live services offerings, and our use of multiple business models and distribution channels provide us with strategic advantages. Our foundation is a collection of intellectual property from which we create innovative games and content that enables us to build on-going and meaningful relationships with a community of players, creators and viewers. Our portfolio includes brands that we either wholly own (such as Battlefield, The Sims, Apex Legends, Need for Speed and Plants vs. Zombies) or license from others (such as FIFA, Madden NFL, UFC, NHL, Formula 1 and Star Wars). Through our live services offerings, we offer our players high-quality experiences designed to provide value to players and extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our base games and free-to-play games. In addition, we are focused on reaching more players whenever and wherever they want to play. We believe that we can add value to our network by making it easier for players to connect to a world of play by offering choice of business model, distribution channel and device.

Financial Results
Our key financial results for our fiscal quarter ended September 30, 2021 were as follows:
•Total net revenue was $1,826 million, up 59 percent year-over-year. On a constant currency basis, we estimate total net revenue would have been $1,802 million, up 57 percent year-over-year.
•Live services and other net revenue was $1,209 million, up 39 percent year-over-year.
•Gross margin was 72.9 percent, down 2 percentage points year-over-year.
•Operating expenses were $992 million, up 39 percent year-over-year. On a constant currency basis, we estimate that operating expenses would have been $983 million, up 37 percent year-over-year.
•Operating income was $340 million, up 128 percent year-over-year.
•Net income was $294 million with diluted earnings per share of $1.02.
•Operating cash flow was $64 million, up 5 percent year-over-year.
•Total cash, cash equivalents and short-term investments were $1,972 million.
•We repurchased 2.3 million shares of our common stock for $325 million.
•We paid cash dividends of $48 million during the quarter ended September 30, 2021.
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

Live Services Business. We offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our base games and free-to-play games. Our net revenue attributable to live services and other was $4,485 million, $3,904 million and $3,358 million for the trailing twelve months ended September 30, 2021, 2020 and 2019, respectively, and we expect that live services net revenue will continue to be material to our business. Within live services and other, net revenue attributable to extra content was $3,382 million, $3,090 million and $2,599 million for the trailing twelve months ended September 30, 2021, 2020 and 2019, respectively. Extra content net revenue has increased as players engage with our games and services over longer periods of time, and purchase additional content designed to provide value to players and extend and enhance gameplay. Our most popular live service is the extra content purchased for the Ultimate Team mode associated with our sports franchises. Ultimate Team allows players to collect current and former professional players in order to build and compete as a personalized team. Net revenue from extra content sales for Ultimate Team was $1,623 million, $1,491 million and $1,369 million during fiscal years 2021, 2020 and 2019, respectively, a substantial portion of which was derived from FIFA Ultimate Team.
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
Concentration of Sales Among the Most Popular Games. In all major segments of our industry, we see a large portion of games sales concentrated on the most popular titles. Similarly, a significant portion of our revenue historically has been derived from games based on a few popular franchises, several of which we have released on an annual or bi-annual basis. In particular, we have historically derived a significant portion of our net revenue from our largest and most popular game, FIFA, the annualized version of which is consistently one of the best-selling games in the marketplace. We have invested in over 300 individual partnerships and licenses to create our global football ecosystem and are currently reviewing our naming rights agreement with FIFA which is separate from our other official partnerships and licenses with the players, clubs, and leagues included in the game.

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
The following is a calculation of our total net bookings for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2021	2020	2021	2020
Total net revenue	$1,826	$1,151	$3,377	$2,610
Change in deferred net revenue (online-enabled games)	25	(241)	(190)	(310)
Net bookings	$1,851	$910	$3,187	$2,300
Net bookings were $1,851 million for the three months ended September 30, 2021 primarily driven by sales related to our FIFA franchise, Apex Legends, Madden NFL 22, and The Sims 4. Net bookings increased $941 million, or 103 percent, as compared to the three months ended September 30, 2020 primarily due to year-over-year change in the launch date of our FIFA console title from the third quarter in fiscal year 2021 to the second quarter in fiscal year 2022, and Apex Legends, partially offset by UFC 4 and the Star Wars franchise. Live services and other net bookings were $1,155 million for the three months ended September 30, 2021, and increased $511 million, or 79 percent, as compared to the three months ended September 30, 2020. The increase in live services and other net bookings was due primarily to an increase in sales of extra content for Apex Legends, FIFA Ultimate Team, new games added to our portfolio through acquisitions activity, and The Sims 4. Full game net bookings were $696 million for the three months ended September 30, 2021, and increased $430 million, or 162 percent, as compared to the three months ended September 30, 2020 primarily due to the year-over-year change in the launch date of our FIFA console title, and F1 2021, partially offset by UFC 4 and the Star Wars franchise.
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
Acquisition of Playdemic. On September 20, 2021, we completed the acquisition of 100% of the equity interests of Playdemic Limited, a private limited company incorporated in England and Wales for a total purchase price of $1.4 billion, net of cash acquired. The acquisition of Playdemic is intended to be another step in our strategy of continued leadership in sports and mobile expansion. Playdemic was integrated into the Company for financial reporting purposes during the second quarter of fiscal year 2022.
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
During the three months ended September 30, 2020, we completed our annual evaluation of the Estimated Offering Period and as a result, for sales after July 1, 2020, revenue for service related performance obligations for games and extra content sold through retail are recognized over an estimated ten-month period beginning in the month of sale, and revenue for service related performance obligations for digitally-distributed games and extra content is recognized over an estimated eight-month period beginning in the month of sale. The fiscal year 2021 change in Estimated Offering period did not impact the amount of net bookings or the operating cash flows that we report. During the three months ended September 30, 2021, this change to our Estimated Offering Period resulted in an increase in net revenue of $125 million and net income of $95 million, and an increase of $0.33 diluted earnings per share. During the six months ended September 30, 2021, this change to our Estimated Offering Period resulted in an increase in net revenue of $102 million and net income of $77 million, and an increase of $0.27 diluted earnings per share.
During the three months ended September 30, 2021, we completed our annual evaluation of the Estimated Offering Period. We have noted consumers are playing certain of our Online Hosted Service Games, such as PC and Console Free-to-Play games, for longer periods of time than in prior years as players engage with services we provide that are designed to enhance and extend gameplay, and as such, have concluded that the Estimated Offering Period for such games should be lengthened. As a result, for all new sales after July 1, 2021, the revenue that we recognize for service-related performance obligation related to our PC and Console Free-to-Play games is recognized generally over a twelve-month period. This change in Estimated Offering Period did not impact the amount of net bookings or the operating cash flows that we report. We expect that this change will move the recognition of approximately $135 million in net revenue from fiscal year 2022 into fiscal year 2023. During the three months ended September 30, 2021, this change to our Estimated Offering Period resulted in an estimated decrease in net revenue of $17 million and net income of $13 million, and a decrease of $0.05 diluted earnings per share.
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
Based on an evaluation of the above indicators, except as discussed below, we have determined that generally the third party is considered the principal to end customers for the sale of our full games and related content. We therefore report revenue related to these arrangements net of the fees retained by the storefront. However, as an example, for sales arrangements via Apple App Store and Google Play Store, EA is considered the principal to the end customer and thus, we report revenue on a gross basis and mobile platform fees are reported within cost of revenue.

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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2022 contains 52 weeks and ends on April 2, 2022. Our results of operations for the fiscal year ended March 31, 2021 contained 53 weeks and ended on April 3, 2021. Our results of operations for the three and six months ended September 30, 2021 contained 13 weeks and 26 weeks, respectively, and ended on October 2, 2021. Our results of operations for the three and six months ended September 30, 2020 contained 13 weeks and 27 weeks, respectively, and ended on October 3, 2020. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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
Net Revenue Quarterly Analysis
Net Revenue
Net revenue for the three months ended September 30, 2021 was $1,826 million, primarily driven by sales of our FIFA franchise, Apex Legends, Madden NFL 22, and The Sims 4. Net revenue for the three months ended September 30, 2021 increased $675 million as compared to the three months ended September 30, 2020. This increase was driven by a $785 million increase in net revenue primarily due to the year-over-year change in the launch date of our FIFA console title from the third quarter in fiscal year 2021 to the second quarter in fiscal year 2022 and Apex Legends, partially offset by a $110 million decrease in net revenue primarily from the Star Wars and UFC franchises.
Net Revenue by Composition
Our net revenue by composition for the three months ended September 30, 2021 and 2020 was as follows (in millions):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Net revenue:
Full game downloads	$337	$163	$174	107%
Packaged goods	280	119	161	135%
Full game	$617	$282	$335	119%

Live services and other	$1,209	$869	$340	39%
Total net revenue	$1,826	$1,151	$675	59%

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
For the three months ended September 30, 2021, full game net revenue was $617 million, primarily driven by FIFA 22, Madden NFL 22, and F1 2021. Full game net revenue for the three months ended September 30, 2021 increased $335 million, or 119 percent, as compared to the three months ended September 30, 2020. This increase was driven by a $174 million increase in full game downloads net revenue and a $161 million increase in packaged goods net revenue, each primarily due to year-over-year change in the launch date of our FIFA console title from the third quarter in fiscal year 2021 to the second quarter in fiscal year 2022, and F1 2021, partially offset by the Star Wars franchise and UFC 4.
Live Services and Other Net Revenue
Live services and other net revenue includes revenue from sales of extra content for console, PC and mobile games, licensing revenue from third-party publishing partners who distribute our games digitally, subscriptions, advertising, and non-software licensing.
For the three months ended September 30, 2021, live services and other net revenue was $1,209 million primarily driven by sales of extra content for FIFA Ultimate Team, Apex Legends, The Sims 4, Star Wars: Galaxy of Heroes, and Madden Ultimate Team. Live services and other net revenue for the three months ended September 30, 2021 increased $340 million, or 39 percent, as compared to the three months ended September 30, 2020. This increase was primarily driven by sales of extra content for FIFA Ultimate Team, Apex Legends and new games added to our portfolio through acquisitions activity.
Net Revenue Year-to-Date Analysis
Net Revenue
Net revenue for the six months ended September 30, 2021 was $3,377 million, primarily driven by sales of our FIFA franchise, Apex Legends, The Sims 4, and our Madden franchise. Net revenue for the six months ended September 30, 2021 increased $767 million, or 29 percent, as compared to the six months ended September 30, 2020. This increase was driven by a $1,058 million increase in net revenue primarily driven by the year-over-year change in the launch date of our FIFA console title and growth in FIFA catalog sales, and Apex Legends, partially offset by a $291 million decrease in net revenue primarily from the Star Wars, The Sims, and Need for Speed franchises.

Net Revenue by Composition

Our net revenue by composition for the six months ended September 30, 2021 and 2020 was as follows (in millions):

	Six Months Ended September 30,
	2021	2020	$ Change	% Change
Net revenue:
Full game downloads	$570	$386	$184	48%
Packaged goods	369	255	114	45%
Full game	$939	$641	$298	46%

Live services and other	$2,438	$1,969	$469	24%
Total net revenue	$3,377	$2,610	$767	29%

Full Game Net Revenue
For the six months ended September 30, 2021, full game net revenue was $939 million, primarily driven by sales of our FIFA and Madden franchises, and Mass Effect Trilogy Remaster. Full game net revenue for the six months ended September 30, 2021 increased $298 million, or 46 percent, as compared to the six months ended September 30, 2020. This increase was driven by a $184 million increase in full game downloads net revenue and a $114 million increase in packaged goods net revenue, each primarily due to year-over-year change in the launch date of our FIFA console title from the third quarter in fiscal year 2021 to the second quarter in fiscal year 2022, and Mass Effect Trilogy Remaster, partially offset by the Star Wars, Need for Speed, and UFC franchises.
Live Services and Other Net Revenue
For the six months ended September 30, 2021, live services and other net revenue was $2,438 million primarily driven by sales of extra content for FIFA Ultimate Team, Apex Legends, The Sims 4, Madden Ultimate Team, and Star Wars: Galaxy of Heroes. Live services and other net revenue for the six months ended September 30, 2021 increased $469 million, or 24 percent, as compared to the six months ended September 30, 2020. This increase was primarily driven by sales of extra content for FIFA Ultimate Team, Apex Legends and new games added to our portfolio through acquisitions activity, partially offset by The Sims 4.
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
Cost of revenue for the three months ended September 30, 2021 and 2020 was as follows (in millions):

September 30, 2021	% of Net Revenue	September 30, 2020	% of Net Revenue	% Change	Change as a % of Net Revenue
$494	27%	$286	25%	73%	2%
Cost of Revenue
Cost of revenue increased by $208 million, or 73 percent during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. This increase was primarily due to an increase in inventory and royalty costs driven by year-over-year change in the launch date of our FIFA console title from the third quarter in fiscal year 2021 to the second quarter in fiscal year 2022, an increase in platform and hosting fees due to new games added to our portfolio through acquisitions activity and higher engagement with Apex Legends, and an increase in intangible amortization due to acquisition-related intangible assets.
Cost of revenue as a percentage of total net revenue increased by 2 percent during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. This increase was primarily due to an increase in deferred net revenue, platform and hosting fees, and intangible amortization due to acquisition-related intangible assets, partially offset by lower royalty and inventory costs in proportion to net revenue due to product mix, and a favorable mix of higher digital net revenue as compared to packaged goods net revenue, respectively.

Cost of Revenue Year-to-Date Analysis
Cost of revenue for the six months ended September 30, 2021 and 2020 was as follows (in millions):

September 30, 2021	% of Net Revenue	September 30, 2020	% of Net Revenue	% Change	Change as a % of Net Revenue
809	24%	574	22%	41%	2%
Cost of Revenue
Cost of revenue increased by $235 million, or 41 percent during the six months ended September 30, 2021, as compared to the six months ended September 30, 2020. This increase was primarily due to an increase in inventory and royalty costs driven by year-over-year change in the launch date of our FIFA console title from the third quarter in fiscal year 2021 to the second quarter in fiscal year 2022, an increase in platform and hosting fees due to new games added to our portfolio through acquisitions activity and higher engagement with Apex Legends, and an increase in intangible amortization due to acquisition-related intangible assets.
Cost of revenue as a percentage of total net revenue increased by 2 percent during the six months ended September 30, 2021, as compared to the six months ended September 30, 2020. This increase was primarily due to an increase in deferred net revenue, platform and hosting fees, and intangible amortization due to acquisition-related intangible assets, partially offset by lower royalty and inventory costs in proportion to net revenue due to product mix and a favorable mix, of higher digital net revenue as compared to packaged goods net revenue, respectively.

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
Research and development expenses for the three and six months ended September 30, 2021 and 2020 were as follows (in millions):

	September 30, 2021	% of Net Revenue	September 30, 2020	% of Net Revenue	$ Change	% Change
Three months ended	$553	30%	$421	37%	$132	31%
Six months ended	$1,068	32%	$859	33%	$209	24%
Research and development expenses increased by $132 million, or 31 percent, during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. This increase was primarily due to a $72 million increase in personnel-related costs primarily resulting from an investment in headcount due to acquisitions and our continued investment in our studios, a $27 million increase in stock-based compensation, a $16 million increase in studio related contracted services, and a $9 million increase in facility related costs.
Research and development expenses increased by $209 million, or 24 percent, during the six months ended September 30, 2021, as compared to the six months ended September 30, 2020. This increase was primarily due to a $117 million increase in personnel-related costs primarily resulting from an investment in headcount due to acquisitions and our continued investment in our studios, a $46 million increase in stock-based compensation, a $34 million increase in studio related contracted services, and a $16 million increase in facility related costs. These increases were partially offset by a $18 million benefit in cash flow hedging activities.

Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three and six months ended September 30, 2021 and 2020 were as follows (in millions):

	September 30, 2021	% of Net Revenue	September 30, 2020	% of Net Revenue	$ Change	% Change
Three months ended	$233	13%	$156	14%	$77	49%
Six months ended	$423	13%	$277	11%	$146	53%
Marketing and sales expenses increased by $77 million, or 49 percent, and $146 million, or 53 percent, during the three and six months ended September 30, 2021, as compared to the three and six months ended September 30, 2021, respectively. These increases were primarily due to an increase in advertising and promotional spending primarily on our mobile titles, FIFA 22, F1 2021, and the upcoming release of Battlefield 2042.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three and six months ended September 30, 2021 and 2020 were as follows (in millions):

	September 30, 2021	% of Net Revenue	September 30, 2020	% of Net Revenue	$ Change	% Change
Three months ended	$176	10%	$133	12%	$43	32%
Six months ended	$345	10%	$269	10%	$76	28%
General and administrative expenses increased by $43 million, or 32 percent, during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. This increase was primarily due to a $16 million increase in personnel-related costs resulting from an increase in headcount primarily due to acquisitions, and a $13 million increase in acquisition-related transaction and integration costs.
General and administrative expenses increased by $76 million, or 28 percent, during the six months ended September 30, 2021, as compared to the six months ended September 30, 2020. This increase was primarily due to a $23 million increase in personnel-related costs resulting from an increase in headcount primarily due to acquisitions, a $22 million increase in acquisition-related transaction and integration costs, and a $10 million increase in contracted services.
Amortization of Intangibles
Amortization of intangibles for the three and six months ended September 30, 2021 and 2020 were as follows (in millions):

	September 30, 2021	% of Net Revenue	September 30, 2020	% of Net Revenue	$ Change	% Change
Three months ended	$30	2%	$6	1%	$24	400%
Six months ended	$70	2%	$11	—%	$59	536%
Amortization of intangibles increased by $24 million and $59 million during the three and six months ended September 30, 2021, as compared to the three and six months ended September 30 2020, respectively, due to an increase in acquired intangible assets from recent acquisitions.

Income Taxes
Provision for (benefit from) income taxes for the three and six months ended September 30, 2021 and 2020 were as follows (in millions):

	September 30, 2021	Effective Tax Rate	September 30, 2020	Effective Tax Rate
Three months ended	$32	10%	$(46)	(33)%
Nine months ended	$136	21%	$57	9%
The provision for income taxes for the three and six months ended September 30, 2021 is based on our projected annual effective tax rate for fiscal year 2022, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three and six months ended September 30, 2021 was 10 percent and 21 percent, respectively, as compared to negative 33 percent and 9 percent, respectively, for the same period in fiscal year 2021. Our effective tax rate for the three and six months ended September 30, 2021 was higher than prior year due to our decision to capitalize for income tax purposes certain foreign expenses which increased the taxable income in our foreign entities that is subject to U.S. tax. In accordance with our existing accounting policy, we do not establish deferred tax assets to offset this charge, but we expect future deductions of the capitalized amounts. The prior year effective tax rates included a tax benefit, net of valuation allowance, resulting from the Altera opinion. Excluding the Altera opinion, the effective tax rate for three and six months ended September 30, 2020 would have been 13 percent and 20 percent, respectively.
In addition, during the three months ended September 30, 2021, we completed the Codemasters intra-entity sale of intellectual property rights to our U.S. and Swiss intellectual property owners. The transaction resulted in a taxable gain. Under U.S. GAAP, any profit resulting from this intercompany transaction will be eliminated upon consolidation. However, the transaction resulted in a step-up of the U.S. and Swiss tax-deductible basis in the transferred intellectual property rights and, accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights. As a result, we recognized a $60 million net tax benefit for the current and deferred tax impacts of the sale. Excluding the Codemasters intra-entity sale, the effective tax rate for three and six months ended September 30, 2021 would have been 28 percent and 31 percent, respectively.
Each quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. During the three and six months ended September 30, 2021, we recognized a decrease of $6 million and an increase of $7 million of valuation allowance against our deferred tax assets primarily due to the expected alignment of the recently acquired businesses with our global operating structure.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of September 30, 2021	As of March 31, 2021	Increase/(Decrease)
Cash and cash equivalents	$1,630	$5,260	$(3,630)
Short-term investments	342	1,106	(764)
Total	$1,972	$6,366	$(4,394)
Percentage of total assets	15%	48%

	Six Months Ended September 30,
(In millions)	2021	2020	Change
Net cash provided by (used in) operating activities	$(79)	$439	$(518)
Net cash used in investing activities	(2,722)	(61)	(2,661)
Net cash used in financing activities	(827)	(112)	(715)
Effect of foreign exchange on cash and cash equivalents	(2)	25	(27)
Net increase (decrease) in cash and cash equivalents	$(3,630)	$291	$(3,921)

Changes in Cash Flow
Operating Activities. Net cash used in operating activities increased by $518 million during the six months ended September 30, 2021, as compared to the six months ended September 30, 2020, primarily driven by higher cash payments for income taxes, higher marketing and advertising payments, higher personnel-related payments primarily from an increase in headcount and higher variable compensation payments, and higher cash payments for royalties. These increases were offset by higher collections due to improved performance as we executed against our strategic pillars and increased engagement with our products and services which led to growth in our business.
Investing Activities. Net cash used in investing activities increased by $2,661 million during the six months ended September 30, 2021, as compared to the six months ended September 30, 2020, primarily driven by payments of $3,394 million in connection with acquisitions completed during the six months ended September 30, 2021 and a $290 million decrease in proceeds from maturities and sales of short-term investments. These increases were offset by a $1,047 million decrease in the purchase of short-term investments.
Financing Activities. Net cash used in financing activities increased by $715 million during the six months ended September 30, 2021, as compared to the six months ended September 30, 2020, primarily driven by a $572 million increase in the repurchase and retirement of our common stock, a payment of $97 million of cash dividends during the six months ended September 30, 2021, and a $44 million increase in cash paid to taxing authorities in connection with withholding taxes for stock-based compensation.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of September 30, 2021, our short-term investments had gross unrealized gains and losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.
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
Credit Facility
On August 29, 2019, we entered into a $500 million unsecured revolving credit facility (“Credit Facility”) with a syndicate of banks. The Credit Facility terminates on August 29, 2024 unless the maturity is extended in accordance with its terms. As of September 30, 2021, no amounts were outstanding under the Credit Facility. See Note 11 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our Credit Facility, which is incorporated by reference into this Item 2.
Financial Condition
Our material cash requirements as of September 30, 2021 are set forth in our Note 12 — Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q, which is incorporated by reference into this Item 2. We expect capital expenditures to be approximately $200 million in fiscal year 2022 due to facility buildouts, which we expect to continue in fiscal year 2023. We believe that our cash, cash equivalents, short-term investments, cash generated from operations and available financing facilities will be sufficient to meet these material cash requirements, which include debt repayment obligations of $1.9 billion, and fund our operating requirements for the next 12 months and beyond, including working capital requirements, capital expenditures, our $2.6 billion share repurchase program, quarterly cash dividend, which is currently $0.17 per share, subject to declaration by our Board of Directors or a designated Committee of the Board of Directors, and potentially, future acquisitions or strategic investments. We may choose at any time to raise additional capital to repay debt, strengthen our financial position, facilitate expansion, repurchase our stock, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.
During the six months ended September 30, 2021, we returned $747 million to stockholders through our capital return programs, repurchasing 4.6 million shares for approximately $650 million and $97 million through our quarterly cash dividend program which was initiated in November 2020.
During the six months ended September 30, 2021, we also completed mergers and acquisitions activity, including the acquisitions of 100% of the equity interests of Glu and Playdemic for cash considerations of $2.0 billion and $1.4 billion, net of cash acquired, respectively, and one other immaterial acquisition.

Our foreign subsidiaries are generally subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of September 30, 2021, approximately $0.7 billion of our cash and cash equivalents were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.
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
As of September 30, 2021, we did not have any off-balance sheet arrangements.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of September 30, 2021, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $188 million or $375 million, respectively. As of September 30, 2021, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses in the Condensed Consolidated Statements of Operations on our foreign currency forward contracts used in balance sheet hedging of $104 million or $207 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in the same manner and actual results may differ materially. See Note 4 — Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.

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
As of September 30, 2021, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with changes in fair value, including unrealized gains and unrealized losses not related to credit losses, reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.
Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Changes in interest rates affect the fair value of our short-term investment portfolio. To provide a meaningful assessment of the interest rate risk associated with our short-term investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio assuming a 150 basis point parallel shift in the yield curve. As of September 30, 2021, a hypothetical 150 basis point increase in interest rates would have resulted in a $4 million, or 1% decrease in the fair market value of our short-term investments.

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
Changes in internal control over financial reporting
There has been no change in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended September 30, 2021 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
We strive to create innovative and high-quality products and services that allow us to build on-going and meaningful relationships with our community. However, innovative and high-quality titles, even if highly-reviewed, may not meet our expectations or the expectations of our players. Many financially successful products and services within our industry are iterations of prior titles with large established consumer bases and significant brand recognition, which makes competing in certain categories challenging. In addition, products or services of our direct competitors or other entertainment companies may take a larger portion of consumer spending or time than we anticipate, which could cause our products and services to underperform relative to our expectations. A significant portion of our revenue historically has been derived from products and services based on a few popular franchises, and the underperformance of a single major title has had, and could in the future have, a material adverse impact on our financial results. For example, we have historically derived a significant portion of our net revenue from sales related to our largest and most popular game, FIFA, annualized versions of which are consistently one of the best-selling games in the marketplace. Any events or circumstances that negatively impact our FIFA franchise, such as product or service quality, changes to the game, other products that take a portion of consumer spending and time, the delay or cancellation of a product or service launch, increased competition for key licenses, or real or perceived security risks, could negatively impact our financial results to a disproportionate extent.
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
Our ability to meet product and live service development schedules is affected by a number of factors both within and outside our control, including feedback from our players, the creative processes involved, the coordination of large and sometimes geographically dispersed development teams, the complexity of our products and the platforms for which they are developed, the need to fine-tune our products prior to their release, factors related to the COVID-19 pandemic, and, in certain cases, approvals from third parties. We have experienced development delays for our products and services in the past which caused us to delay or cancel release dates. Any failure to meet anticipated production or release schedules likely would result in a delay of revenue and/or possibly a significant shortfall in our revenue, increase our development and/or marketing expenses, harm our profitability, and cause our operating results to be materially different than anticipated. If we miss key selling periods for products or services, particularly the fiscal quarter ending in December, for any reason, including product delays or product cancellations our sales likely will suffer significantly.
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
We have made and may continue to make acquisitions or enter into other strategic transactions including (1) acquisitions of companies, businesses, intellectual properties, and other assets, (2) minority investments in strategic partners, and (3) investments in new interactive entertainment businesses as part of our long-term business strategy. For example, in 2021 we have completed several acquisitions, including the acquisitions of Codemasters, Glu and Playdemic. These acquisitions and other transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment or cannot realize anticipated tax benefits, that we acquire liabilities and/or litigation from acquired companies or liabilities and/or litigation results from the transactions, that our due diligence process does not identify significant issues, liabilities or other challenges, diversion of management’s attention from our other businesses, and the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased cash and non-cash expenses. In addition, we may not integrate these businesses successfully or achieve expected synergies. For example, we may experience difficulties and costs associated with the integration of business systems and technologies, and acquired products and services, the integration and retention of new employees, the implementation of our internal control and compliance procedures and/or the remediation of the internal control and compliance environment of the acquired entity, or the maintenance of key business and customer relationships. These events could harm our operating results or financial condition.
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
Many of our products and services are based on or incorporate intellectual property owned by others. For example, our EA Sports products include rights licensed from major sports leagues, teams and players’ associations and our Star Wars products include rights licensed from Disney. Competition for these licenses and rights is intense. If we are unable to maintain these licenses and rights or obtain additional licenses or rights with significant commercial value, our ability to develop successful and engaging products and services may be adversely affected and our revenue, profitability and cash flows may decline significantly. Other competitors may assume certain licenses and create competing products, impacting our sales. Competition for these licenses has increased, and may continue to increase, the amounts that we must pay to licensors and developers, through higher minimum guarantees or royalty rates, which could significantly increase our costs and reduce our profitability.
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
We derive a significant percentage of our net revenue attributable to sales of our packaged goods products to our top retail and distribution partners. The concentration of a significant percentage of these sales through a few large partners could lead to a short-term disruption to our business if certain of these partners significantly reduced their purchases or ceased to offer our products. The financial position of certain partners has deteriorated and while we maintain protections such as monitoring the credit extended to these partners, we could be vulnerable to collection risk if one or more of these partners experienced continued deterioration of their business or declared bankruptcy. The COVID-19 pandemic has resulted in closures of the retail stores of certain partners, which could negatively impact the sales of our packaged goods products and accelerate deterioration of the financial position of such partners. Additionally, receivables from these partners generally increase in our December fiscal quarter as sales of our products generally increase in anticipation of the holiday season which exposes us to heightened risk at that time of year. Having a significant portion of our packaged goods sales concentrated in a few partners could reduce our negotiating leverage with them. If one or more of these partners experience deterioration in their business or become unable to obtain sufficient financing to maintain their operations, our business could be harmed.
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
The global work-from-home operating environment has caused strain and fatigue to our global workforce. In addition, certain of our development teams currently work in a distributed environment, whereas these teams historically collaborated in-person on the creative and technical process required to develop high-quality products and services at scale. Each of these factors has disrupted, and may continue to disrupt, the productivity of our workforce and the creative process to which our teams are accustomed. Companies in our industry have experienced issues related to game and service quality during the current work-from-home period, and we have changed the launch date of key products because of challenges associated with a distributed development environment. In addition, the longer-term impact to our creative and technical development processes is unknown and the associated risks, including with respect to game quality and developmental delays, which may cause us to delay or cancel additional release dates, may be heightened as the work-from-home period persists.
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
We have and may continue to experience security breaches and cyber threats.
The integrity of our and our partners’ information technology networks and systems is critical to our ongoing operations, products, and services. Our industry is prone to, and our systems and networks are subject to actions by malfeasant actors, such as cyber-attacks and other information security incidents that seek to exploit, disable, damage, and/or disrupt our networks, business operations, products and services and supporting technological infrastructure, or gain access to consumer and employee personal information, our intellectual property and other assets. In addition, our systems and networks could be harmed or improperly accessed due to error by employees or third parties that are authorized to access these networks and systems. We also rely on technological infrastructure provided by third-party business partners to support the online functionality of our products and services, who are also subject to these same cyber risks. Both our partners and we have expended, and expect to continue to expend, financial and operational resources to guard against cyber risks and to help protect our data and systems. However, the techniques used by malfeasant actors change frequently, continue to evolve in sophistication and volume, and often are not detected for long periods of time.
As a result of the COVID-19 pandemic, remote access to our networks and systems, and the networks and systems of our partners, has increased substantially. While we and our partners have taken steps to secure our networks and systems, these networks and systems may be more vulnerable to a successful cyber-attack or information security incident while workforces remain distributed. The costs to respond to, mitigate, and/or notify affected parties of cyber-attacks and other security vulnerabilities are significant. It may also be necessary for us to take additional extraordinary measures and make additional expenditures to take appropriate responsive and preventative steps. In addition, such events could compromise the confidentiality, integrity, or accessibility of these networks and systems or result in the compromise or loss of the data, including personal data, processed by these systems. Consequences of such events, responsive measures and preventative measures have included, and could in the future include, the loss of proprietary and personal data and interruptions or delays in our business operations, exploitation of our data, as well as loss of player confidence and damage to our brand and reputation, financial expenses and financial loss. In addition, such events could cause us to be non-compliant with applicable regulations, and subject us to legal claims or penalties under laws protecting the privacy or security of personal information or proprietary material information. We have experienced such events in the past and expect future events to occur.
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
Attracting, managing and retaining our talent is critical to our success.
Our business depends on our ability to attract, train, motivate and retain executive, technical, creative, marketing and other personnel that are essential to the development, marketing and support of our products and services. The market for highly-skilled workers and leaders in our industry is extremely competitive, particularly in the geographic locations in which many of our key personnel are located. In addition, our leading position within the interactive entertainment industry makes us a prime target for recruiting our executives, as well as key creative and technical talent. We strive to provide a workplace culture that is diverse, equitable, inclusive and safe and have invested in policies, practices, tools and people in this regard. If we cannot successfully recruit, train, motivate and retain qualified employees, develop and maintain a diverse, equitable, inclusive and safe work environment, or replace key employees following their departure, our reputation and brand may be negatively impacted and our ability to develop and manage our business will be impaired.
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
Moreover, certain significant partners can determine and change unilaterally certain key terms and conditions, including the ability to change their user and developer policies and guidelines. In many cases these partners also set the rates that we must pay to provide our games and services through their online channels, and retain flexibility to change their fee structures or adopt different fee structures for their online channels, which could adversely impact our costs, profitability and margins. These partners also control the information technology systems through which online sales of our products and service channels are captured. If our partners establish terms that restrict our offerings, significantly impact the financial terms on which these products or services are offered to our customers, or their information technology systems experience outages that impact our players’ ability to access our games or purchase extra content or cause an unanticipated delay in reporting, our business and/or financial results could be materially affected.
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
In addition, changes to U.S. federal, state or international tax laws or their applicability to corporate multinationals in the countries in which we do business, particularly in Switzerland, where our international business is headquartered, and actions we have taken in our business with respect to such laws, have affected, and could continue to affect, our effective tax rates and cash taxes, and could cause us to change the way in which we structure our business and result in other costs. In particular, enactment of the recently proposed U.S. tax legislation could materially impact our provision for income taxes and cash taxes. Our effective tax rate also could be adversely affected by changes in our valuation allowances for deferred tax assets. Our valuation allowances, in turn, can be impacted by several factors, including changes to the expected mix and timing of product releases and future taxable income, expected growth rates of future taxable income, which are based primarily on third party market and industry growth data, changes in interest rates, and actions we take in connection with acquisitions. Significant judgment is involved in determining the amount of valuation allowances, and actual financial results also may differ materially from our current estimates and could have a material impact on our assessments.
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
GENERAL RISKS
Our business is subject to economic, market, public health and geopolitical conditions.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In November 2020, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. This stock repurchase program expires on November 4, 2022. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended September 30, 2021, we repurchased approximately 2.3 million shares for approximately $325 million under this program. We are actively repurchasing shares under this program.

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
July 4, 2021 - July 31, 2021	687,704	$142.54	687,704	$1,527
August 1, 2021 - August 28, 2021	736,713	$140.06	736,713	$1,424
August 29, 2021 - October 2, 2021	893,512	$138.58	893,512	$1,300
	2,317,929	$140.23	2,317,929

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 6.Exhibits

The exhibits listed in the accompanying index to exhibits on Page 65 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2021
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	000-17948	08/13/2021

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH†	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

†    Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 are the following formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows, and (6) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
November 9, 2021	EVP and Chief Financial Officer