Form 10-Q
period 2021-12-31
ELECTRONIC ARTS INC.
filed 2022-02-08
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
As of February 4, 2022, there were 281,222,268 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2021

PART I – FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	December 31, 2021	March 31, 2021 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,670	$5,260
Short-term investments	346	1,106
Receivables, net	965	521
Other current assets	377	326
Total current assets	4,358	7,213
Property and equipment, net	522	491
Goodwill	5,389	2,868
Acquisition-related intangibles, net	1,052	309
Deferred income taxes, net	2,130	2,045
Other assets	479	362
TOTAL ASSETS	$13,930	$13,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86	$96
Accrued and other current liabilities	1,443	1,341
Deferred net revenue (online-enabled games)	2,101	1,527
Total current liabilities	3,630	2,964
Senior notes, net	1,878	1,876
Income tax obligations	326	315
Deferred income taxes, net	75	43
Other liabilities	404	250
Total liabilities	6,313	5,448
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 282 and 286 shares issued and outstanding, respectively	3	3
Additional paid-in capital	—	—
Retained earnings	7,608	7,887
Accumulated other comprehensive income (loss)	6	(50)
Total stockholders’ equity	7,617	7,840
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,930	$13,288

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share data)	2021	2020	2021	2020
Net revenue	$1,789	$1,673	$5,166	$4,283
Cost of revenue	631	601	1,440	1,175
Gross profit	1,158	1,072	3,726	3,108
Operating expenses:
Research and development	539	451	1,607	1,310
Marketing and sales	293	216	716	493
General and administrative	163	149	508	418
Amortization of intangibles	61	5	131	16
Total operating expenses	1,056	821	2,962	2,237
Operating income	102	251	764	871
Interest and other income (expense), net	(11)	(6)	(39)	(19)
Income before provision for income taxes	91	245	725	852
Provision for income taxes	25	34	161	91
Net income	$66	$211	$564	$761
Earnings per share:
Basic	$0.23	$0.73	$1.99	$2.63
Diluted	$0.23	$0.72	$1.97	$2.61
Number of shares used in computation:
Basic	283	290	284	289
Diluted	285	292	287	292

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2021	2020	2021	2020
Net income	$66	$211	$564	$761
Other comprehensive income (loss), net of tax:
Net gains (losses) on available-for-sale securities	(1)	(2)	(1)	6
Net gains (losses) on derivative instruments	10	(26)	66	(106)
Foreign currency translation adjustments	(1)	23	(9)	56
Total other comprehensive income (loss), net of tax	8	(5)	56	(44)
Total comprehensive income	$74	$206	$620	$717

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except per share data)	Shares	Amount
Balances as of March 31, 2021	286,465	$3	$—	$7,887	$(50)	$7,840
Total comprehensive income	—	—	—	204	15	219
Stock-based compensation	—	—	125	—	—	125
Awards assumed upon acquisition	—	—	23	—	—	23
Issuance of common stock	1,209	—	(105)	—	—	(105)
Repurchase and retirement of common stock	(2,292)	—	(43)	(282)	—	(325)
Cash dividends declared ($0.17 per common share)	—	—	—	(49)	—	(49)
Balances as of June 30, 2021	285,382	$3	$—	$7,760	$(35)	$7,728
Total comprehensive income	—	—	—	294	33	327
Stock-based compensation	—	—	149	—	—	149
Issuance of common stock	602	—	25	—	—	25
Repurchase and retirement of common stock	(2,318)	—	(174)	(151)	—	(325)
Cash dividends declared ($0.17 per common share)	—	—	—	(48)	—	(48)
Balances as of September 30, 2021	283,666	$3	$—	$7,855	$(2)	$7,856
Total comprehensive income	—	—	—	66	8	74
Stock-based compensation	—	—	129	—	—	129
Issuance of common stock	866	—	(69)	—	—	(69)
Repurchase and retirement of common stock	(2,415)	—	(60)	(265)	—	(325)
Cash dividends declared ($0.17 per common share)	—	$—	$—	(48)	—	(48)
Balances as of December 31, 2021	282,117	$3	$—	$7,608	$6	$7,617

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except per share data)	Shares	Amount
Balances as of March 31, 2020	288,413	$3	$—	$7,508	$(50)	$7,461
Total comprehensive income	—	—	—	365	(2)	363
Stock-based compensation	—	—	102	—	—	102
Issuance of common stock	1,088	—	(66)	—	—	(66)
Repurchase and retirement of common stock	(747)	—	(36)	(42)	—	(78)
Balances as of June 30, 2020	288,754	$3	$—	$7,831	$(52)	$7,782
Total comprehensive income	—	—	—	185	(37)	148
Stock-based compensation	—	—	113	—	—	113
Issuance of common stock	868	—	32	—	—	32
Repurchase and retirement of common stock	—	—	—	—	—	—
Balances as of September 30, 2020	289,622	$3	$145	$8,016	$(89)	$8,075
Total comprehensive income	—	—	—	211	(5)	206
Stock-based compensation	—	—	111	—	—	111
Issuance of common stock	1,345	—	(54)	—	—	(54)
Repurchase and retirement of common stock	(2,524)	—	(202)	(124)	—	(326)
Cash dividends declared ($0.17 per common share)	—	—	—	(49)	—	(49)
Balances as of December 31, 2020	288,443	$3	$—	$8,054	$(94)	$7,963

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended December 31,
(In millions)	2021	2020
OPERATING ACTIVITIES
Net income	$564	$761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	345	123
Stock-based compensation	403	326
Change in assets and liabilities:
Receivables, net	(390)	(309)
Other assets	(75)	(28)
Accounts payable	(9)	29
Accrued and other liabilities	183	245
Deferred income taxes, net	(140)	(18)
Deferred net revenue (online-enabled games)	574	434
Net cash provided by operating activities	1,455	1,563
INVESTING ACTIVITIES
Capital expenditures	(135)	(93)
Proceeds from maturities and sales of short-term investments	1,193	2,088
Purchase of short-term investments	(438)	(2,056)
Acquisitions, net of cash acquired	(3,391)	—
Net cash used in investing activities	(2,771)	(61)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	44	56
Cash dividends paid	(145)	(49)
Cash paid to taxing authorities for shares withheld from employees	(193)	(144)
Repurchase and retirement of common stock	(975)	(404)
Net cash used in financing activities	(1,269)	(541)
Effect of foreign exchange on cash and cash equivalents	(5)	43
Increase (decrease) in cash and cash equivalents	(2,590)	1,004
Beginning cash and cash equivalents	5,260	3,768
Ending cash and cash equivalents	$2,670	$4,772
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$374	$184
Cash paid during the period for interest	28	21

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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2022 contains 52 weeks and ends on April 2, 2022. Our results of operations for the fiscal year ended March 31, 2021 contained 53 weeks and ended on April 3, 2021. Our results of operations for the three and nine months ended December 31, 2021 contained 13 weeks and 39 weeks, respectively, and ended on January 1, 2022. Our results of operations for the three and nine months ended December 31, 2020 contained 13 weeks and 40 weeks, respectively, and ended on January 2, 2021. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
Change in Estimated Offering Period
The offering period is the period in which we offer to provide the future update rights and/or online hosting for the game and extra content sold. Because the offering period is not an explicitly defined period, we must make an estimate of the offering period for the service-related performance obligations (i.e., future update rights and online hosting). For sales prior to July 1, 2020, revenues for service-related performance obligations were generally recognized over an estimated nine-month period beginning in the month after shipment for games and extra content sold through retail, and an estimated six-month period for digitally-distributed games and extra content beginning in the month of sale.
During the three months ended September 30, 2020, we completed our annual evaluation of the Estimated Offering Period and as a result, for sales after July 1, 2020, revenue for service-related performance obligations for games and extra content sold through retail is recognized over an estimated ten-month period beginning in the month of sale, and revenue for service-related performance obligations for digitally-distributed games and extra content is recognized over an estimated eight-month period beginning in the month of sale. During the three months ended December 31, 2021, this change to our Estimated Offering Period resulted in an increase in net revenue of $153 million and net income of $117 million, and an increase of $0.41 diluted earnings per share. During the nine months ended December 31, 2021, this change to our Estimated Offering Period resulted in an increase in net revenue of $255 million and net income of $194 million, and an increase of $0.68 diluted earnings per share.

During the three months ended September 30, 2021, we completed our annual evaluation of the Estimated Offering Period. We have noted consumers are playing certain of our Online Hosted Service Games, such as PC and console free-to-play games, for longer periods of time than in prior years as players engage with services we provide that are designed to enhance and extend gameplay, and as such, have concluded that the Estimated Offering Period for such games should be lengthened. As a result, for all new sales after July 1, 2021, the revenue that we recognize for service-related performance obligations related to our PC and console free-to-play games is recognized generally over a twelve-month period. During the three months ended December 31, 2021, this change to our Estimated Offering Period resulted in a decrease in net revenue of $45 million and net income of $34 million, and a decrease of $0.12 diluted earnings per share. During the nine months ended December 31, 2021, this change to our Estimated Offering Period resulted in a decrease in net revenue of $62 million and net income of $47 million, and a decrease of $0.16 diluted earnings per share.
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
In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance (Topic 832). The amendments in this update establish Topic 832 and require additional disclosures regarding government grants and money contributions when entities accounted for transactions with a government by analogizing to a grant or contribution accounting model. This update is effective for us beginning in the first fiscal quarter of fiscal year 2023. Early adoption is permitted. We plan to adopt this provision in the first fiscal quarter of fiscal year 2023. This update is not expected to have a material impact on our Condensed Consolidated Financial Statements or related disclosures.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2021 and March 31, 2021, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of December 31, 2021	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$53	$53	$—	$—	Cash equivalents
Money market funds	208	208	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	148	—	148	—	Short-term investments
U.S. Treasury securities	75	75	—	—	Short-term investments
Commercial paper	39	—	39	—	Short-term investments
Foreign government securities	30	—	30	—	Short-term investments
Asset-backed securities	38	—	38	—	Short-term investments
Certificates of deposit	16	—	16	—	Short-term investments
Foreign currency derivatives	47	—	47	—	Other current assets and other assets
Deferred compensation plan assets (a)	23	23	—	—	Other assets
Total assets at fair value	$677	$359	$318	$—
Liabilities
Foreign currency derivatives	$16	$—	$16	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	23	23	—	—	Other liabilities
Total liabilities at fair value	$39	$23	$16	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2021	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$157	$157	$—	$—	Cash equivalents
Money market funds	2,100	2,100	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	380	—	380	—	Short-term investments and cash equivalents
U.S. Treasury securities	437	437	—	—	Short-term investments and cash equivalents
U.S. agency securities	3	—	3	—	Short-term investments
Commercial paper	142	—	142	—	Short-term investments and cash equivalents
Foreign government securities	67	—	67	—	Short-term investments
Asset-backed securities	112	—	112	—	Short-term investments
Certificates of deposit	41	—	41	—	Short-term investments
Foreign currency derivatives	33	—	33	—	Other current assets and other assets
Deferred compensation plan assets (a)	18	18	—	—	Other assets
Total assets at fair value	$3,490	$2,712	$778	$—
Liabilities
Foreign currency derivatives	$40	$—	$40	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	19	19	—	—	Other liabilities
Total liabilities at fair value	$59	$19	$40	$—

(a)The Deferred Compensation Plan assets consist of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, for additional information regarding our Deferred Compensation Plan.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of December 31, 2021 and March 31, 2021, our cash and cash equivalents were $2,670 million and $5,260 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.
Short-Term Investments
Short-term investments consisted of the following as of December 31, 2021 and March 31, 2021 (in millions):

	As of December 31, 2021				As of March 31, 2021
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$148	$—	$—	$148	$372	$—	$—	$372
U.S. Treasury securities	75	—	—	75	374	1	—	375
U.S. agency securities	—	—	—	—	3	—	—	3
Commercial paper	39	—	—	39	136	—	—	136
Foreign government securities	30	—	—	30	67	—	—	67
Asset-backed securities	38	—	—	38	112	—	—	112
Certificates of deposit	16	—	—	16	41	—	—	41
Short-term investments	$346	$—	$—	$346	$1,105	$1	$—	$1,106
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of December 31, 2021 and March 31, 2021 (in millions):

	As of December 31, 2021		As of March 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$244	$244	$895	$896
Due 1 year through 5 years	98	98	203	203
Due after 5 years	4	4	7	7
Short-term investments	$346	$346	$1,105	$1,106

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of December 31, 2021			As of March 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$277	$1	$7	$370	$14	$1
Forward contracts to sell	$1,377	$42	$3	$1,840	$15	$35
The effects of cash flow hedge accounting in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2021 and 2020 are as follows (in millions):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2021		2020		2021		2020
	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,789	$539	$1,673	$451	$5,166	$1,607	$4,283	$1,310
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$12	$2	$(22)	$2	$(25)	$14	$(10)	$(4)
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of December 31, 2021			As of March 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$615	$4	$—	$599	$—	$4
Forward contracts to sell	$857	$—	$6	$450	$4	$—

The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2021 and 2020 was as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	Interest and other income (expense), net
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$(11)	$(6)	$(39)	$(19)
Gain (losses) on foreign currency forward contracts not designated as hedging instruments	$19	$(13)	$16	$(20)

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended December 31, 2021 and 2020 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of September 30, 2021	$—	$27	$(29)	$(2)
Other comprehensive income (loss) before reclassifications	(1)	24	(1)	22
Amounts reclassified from accumulated other comprehensive income (loss)	—	(14)	—	(14)
Total other comprehensive income (loss), net of tax	(1)	10	(1)	8
Balances as of December 31, 2021	$(1)	$37	$(30)	$6

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of September 30, 2020	$4	$(41)	$(52)	$(89)
Other comprehensive income (loss) before reclassifications	(2)	(46)	23	(25)
Amounts reclassified from accumulated other comprehensive income (loss)	—	20	—	20
Total other comprehensive income (loss), net of tax	(2)	(26)	23	(5)
Balances as of December 31, 2020	$2	$(67)	$(29)	$(94)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended December 31, 2021 and 2020 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2021	$—	$(29)	$(21)	$(50)
Other comprehensive income (loss) before reclassifications	(1)	55	(9)	45
Amounts reclassified from accumulated other comprehensive income (loss)	—	11	—	11
Total other comprehensive income (loss), net of tax	(1)	66	(9)	56
Balances as of December 31, 2021	$(1)	$37	$(30)	$6

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2020	$(4)	$39	$(85)	$(50)
Other comprehensive income (loss) before reclassifications	6	(120)	56	(58)
Amounts reclassified from accumulated other comprehensive income (loss)	—	14	—	14
Total other comprehensive income (loss), net of tax	6	(106)	56	(44)
Balances as of December 31, 2020	$2	$(67)	$(29)	$(94)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and nine months ended December 31, 2021 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended December 31, 2021	Nine Months Ended December 31, 2021
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$(12)	$25
Research and development	(2)	(14)
Total net (gain) loss reclassified, net of tax	$(14)	$11
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

(6) BUSINESS COMBINATIONS
Codemasters Group Holdings plc
On February 18, 2021, we completed our acquisition of 100% of the equity interests of Codemasters Group Holdings plc, a public limited company registered in England and Wales (“Codemasters”), for a total purchase price of $1.2 billion, net of cash acquired. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions, and are considered preliminary as of the reporting date pending finalization of the valuation of certain immaterial tax liabilities. We expect to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. During the three months ended December 31, 2021, we recorded an immaterial purchase accounting adjustment related to an acquired tax liability, which resulted in a $6 million decrease to goodwill.

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
The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed:

(In millions)
Current assets	$63
Property and equipment, net	14
Other assets	48
Intangible assets	526
Goodwill	1,506
Deferred tax liabilities	(38)
Current liabilities	(78)
Other liabilities	(39)
Purchase price, net of cash acquired	$2,002

Intangibles assets by asset category(a)
Developed and core technology	$232
Trade names and trademarks	209
Registered user base and other intangibles	12
In-process research and development	73
Total	$526
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

Playdemic Limited
On September 20, 2021, we completed the acquisition of 100% of the equity interests of Playdemic Limited, a private limited company incorporated in England and Wales (“Playdemic” and the “Playdemic acquisition”) for a total purchase price of $1.4 billion, net of cash acquired. The Playdemic acquisition is intended to be another step in our strategy of continued leadership in sports and mobile expansion. The transaction costs associated with the acquisition totaled approximately $11 million and were recognized in general and administrative expense during the six months ended September 30, 2021.
The fair values assigned to assets acquired and liabilities assumed are based on management's best estimates and assumptions. Our purchase accounting is preliminary as of the reporting date, pending finalization of the valuation of acquired intangible assets, including associated deferred tax impacts, tangible assets, and assumed liabilities. We expect to finalize the purchase accounting as soon as practicable, but not later than one year from the acquisition date, and do not expect material purchase accounting adjustments in future periods.
During the three months ended December 31, 2021, we recorded a preliminary net working capital adjustment, which resulted in a $4 million decrease to the purchase price, net of cash acquired and adjusted the fair values assigned to the Playdemic assets acquired and liabilities assumed. The differences between the provisional estimates recognized during the second quarter of fiscal 2022 and the adjusted preliminary amounts are presented in the table below:

(In millions)	Previously Reported at September 30, 2021	Measurement Period Adjustments	As Adjusted at December 31, 2021
Current assets	$22	$(5)	$17
Property and equipment, net	2	—	2
Other assets	2	1	3
Intangible assets	354	77	431
Goodwill	1,100	(64)	1,036
Deferred tax liabilities	(67)	(15)	(82)
Current liabilities	(6)	2	(4)
Other liabilities	(2)	—	(2)
Purchase price, net of cash acquired	$1,405	$(4)	$1,401

Intangibles assets by asset category(b)
Developed and core technology			$174
Trade names and trademarks			219
Registered user base and other intangibles			38
Total			$431
(b) We currently estimate the weighted-average useful life of Playdemic’s acquired intangible assets to be approximately 6.6 years.
The measurement period adjustments would not have had a material impact on the Condensed Consolidated Statements of Operations in the second quarter of fiscal 2022 had the adjustments to the provisional amounts been recognized as of the acquisition date.
Goodwill consists largely of workforce and synergies with our existing business. The goodwill is not deductible for local tax purposes.
The results of operations of Playdemic and the preliminary fair value of the assets acquired have been included in our Condensed Consolidated Financial Statements.

Additional Acquisition Related Information
During the nine months ended December 31, 2021, we completed one other acquisition that was not material to our Condensed Consolidated Financial Statements.
Pro forma results of operations of our acquisitions have not been presented because the effect of the acquisitions were not material to our Condensed Consolidated Statements of Operations individually, and in the aggregate.

(7) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the nine months ended December 31, 2021 are as follows (in millions):

	As of March 31, 2021	Activity	Effects of Foreign Currency Translation	As of December 31, 2021
Goodwill	$3,236	$2,522	$(1)	$5,757
Accumulated impairment	(368)	—	—	(368)
Total	$2,868	$2,522	$(1)	$5,389
Acquisition-related intangibles consisted of the following (in millions):

	As of December 31, 2021			As of March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Finite-lived acquisition-related intangibles
Developed and core technology	$1,107	$(597)	$510	$691	$(472)	$219
Trade names and trademarks	607	(191)	416	188	(144)	44
Registered user base and other intangibles	56	(20)	36	5	(5)	—
Carrier contracts and related	85	(85)	—	85	(85)	—
Total finite-lived acquisition-related intangibles	$1,855	$(893)	$962	$969	$(706)	$263
Indefinite-lived acquisition-related intangibles
In-process research and development	$90	$—	$90	$46	$—	$46
Total acquisition-related intangibles, net	$1,945	$(893)	$1,052	$1,015	$(706)	$309
Amortization of intangibles for the three and nine months ended December 31, 2021 and 2020 are classified in the Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Cost of revenue	$44	$—	$88	$—
Operating expenses	61	5	131	16
Total	$105	$5	$219	$16
During the three and nine months ended December 31, 2021, as part of the amortization of intangibles we recorded impairment charges of $14 million and $26 million, respectively, for acquisition-related intangible assets, which were recorded within operating expenses.
Acquisition-related intangible assets are generally amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, currently from 1 to 7 years. As of December 31, 2021 and March 31, 2021, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 5.3 and 3.5 years, respectively.

As of December 31, 2021, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Condensed Consolidated Statements of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2022 (remaining three months)	$75
2023	236
2024	176
2025	126
2026	121
2027	101
2028 and thereafter	127
Total	$962

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
During the three and nine months ended December 31, 2021 and 2020, we did not recognize any material losses or impairment charges on royalty-based commitments.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of December 31, 2021	As of March 31, 2021
Other current assets	$26	$24
Other assets	22	20
Royalty-related assets	$48	$44
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

	As of December 31, 2021	As of March 31, 2021
Accrued royalties	$232	$210
Other liabilities	1	—
Royalty-related liabilities	$233	$210
As of December 31, 2021, we were committed to pay approximately $2,064 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 12 for further information on our developer and licensor commitments.

(9) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of December 31, 2021 and March 31, 2021 consisted of (in millions):

	As of December 31, 2021	As of March 31, 2021
Computer, equipment and software	$835	$808
Buildings	370	370
Leasehold improvements	198	172
Equipment, furniture and fixtures, and other	91	93
Land	66	66
Construction in progress	21	12
	1,581	1,521
Less: accumulated depreciation	(1,059)	(1,030)
Property and equipment, net	$522	$491
Depreciation expense associated with property and equipment was $41 million and $120 million for the three and nine months ended December 31, 2021, respectively.
Depreciation expense associated with property and equipment was $37 million and $100 million for the three and nine months ended December 31, 2020, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of December 31, 2021 and March 31, 2021 consisted of (in millions):

	As of December 31, 2021	As of March 31, 2021
Other accrued expenses	$354	$351
Accrued compensation and benefits	424	494
Accrued royalties	232	210
Sales returns and price protection reserves	205	115
Deferred net revenue (other)	141	95
Operating lease liabilities	87	76
Accrued and other current liabilities	$1,443	$1,341
Deferred net revenue (other) includes the deferral of subscription revenue, licensing arrangements, advertising revenue, and other revenue for which revenue recognition criteria has not been met.
Deferred net revenue
Deferred net revenue as of December 31, 2021 and March 31, 2021 consisted of (in millions):

	As of December 31, 2021	As of March 31, 2021
Deferred net revenue (online-enabled games)	$2,101	$1,527
Deferred net revenue (other)	141	95
Deferred net revenue (noncurrent)	76	14
Total deferred net revenue	$2,318	$1,636
During the nine months ended December 31, 2021 and 2020, we recognized $1,607 million and $1,002 million of revenue, respectively, that were included in the deferred net revenue balance at the beginning of the period.

Remaining Performance Obligations
As of December 31, 2021, revenue allocated to remaining performance obligations consists of our deferred revenue balance of $2,318 million and amounts to be invoiced in future periods of $74 million, of which $46 million are expected to be recognized as revenue over the next 12 months, and the remainder thereafter. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue.

(10) INCOME TAXES
The provision for income taxes for the three and nine months ended December 31, 2021 is based on our projected annual effective tax rate for fiscal year 2022, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three and nine months ended December 31, 2021 was 27 percent and 22 percent, respectively, as compared to 14 percent and 11 percent, respectively, for the same period in fiscal year 2021. Our effective tax rate for the three and nine months ended December 31, 2021 was higher than prior year due to our decision to capitalize for income tax purposes certain foreign expenses which increased the taxable income in our foreign entities that is subject to U.S. tax. In accordance with our existing accounting policy, we do not establish deferred tax assets to offset this charge, but we expect future deductions of the capitalized amounts. The prior year effective tax rates for the nine months ended December 31, 2020 included a tax benefit, net of valuation allowance, resulting from the Supreme Court of the United States denial of Altera’s appeal of the Altera opinion (the “Altera opinion”). Excluding the Altera opinion, the effective tax rate for the nine months ended December 31, 2020 would have been 18 percent.
In addition, during the three months ended September 30, 2021, we completed the Codemasters intra-entity sale of intellectual property rights to our U.S. and Swiss intellectual property owners. The transaction resulted in a taxable gain. Under U.S. GAAP, any profit resulting from this intercompany transaction will be eliminated upon consolidation. However, the transaction resulted in a step-up of the U.S. and Swiss tax-deductible basis in the transferred intellectual property rights and, accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights. As a result, we recognized a $60 million net tax benefit for the current and deferred tax impacts of the sale. Excluding the Codemasters intra-entity sale, the effective tax rate for the nine months ended December 31, 2021 would have been 30 percent.
We are subject to income tax examinations in various jurisdictions with respect to fiscal years after 2011. The timing and potential resolution of income tax examinations is highly uncertain. The gross unrecognized tax benefits as of December 31, 2021 were $590 million.
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
It is also reasonably possible that an additional reduction of up to $7 million of unrecognized tax benefits may occur within the next 12 months, unrelated to the Altera opinion, a portion of which would impact our effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements and tax interpretations.
Each quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. During the three and nine months ended December 31, 2021, we recognized a decrease of $6 million and an increase of $1 million of valuation allowance against our deferred tax assets primarily due to the expected alignment of the recently acquired businesses with our global operating structure.

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
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of December 31, 2021	As of March 31, 2021
Senior Notes:
4.80% Senior Notes due 2026	$400	$400
1.85% Senior Notes due 2031	750	750
2.95% Senior Notes due 2051	750	750
Total principal amount	$1,900	$1,900
Unaccreted discount	(6)	(7)
Unamortized debt issuance costs	(16)	(17)
Net carrying value of Senior Notes	$1,878	$1,876

Fair value of Senior Notes (Level 2)	$1,881	$1,873
As of December 31, 2021, the remaining life of the 2026 Notes, 2031 Notes and 2051 Notes is approximately 4.2 years, 9.1 years, and 29.1 years, respectively.
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

The credit agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a debt to EBITDA ratio. As of December 31, 2021, we were in compliance with the debt to EBITDA ratio.
As of December 31, 2021, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for the three and nine months ended December 31, 2021 and 2020 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Amortization of debt issuance costs	$(1)	$(1)	$(2)	$(2)
Coupon interest expense	(13)	(10)	(41)	(31)
Total interest expense	$(14)	$(11)	$(43)	$(33)

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
In addition, we have certain celebrity, league and content license contracts that contain minimum guarantee payments and marketing commitments to promote the games we publish that may not be dependent on any deliverables. Celebrities and organizations with whom we have contracts include, but are not limited to: CONMEBOL (Confederación Sudamericana de Fútbol), DFL Deutsche Fußball Liga E.V. (German Soccer League), FAPL (Football Association Premier League Limited), FIFA (Fédération Internationale de Football Association), FIFPRO Foundation, La Liga (Liga Nacional De Futbol Profesional), LFP (Ligue de Football Professionnel), Major League Soccer, Major League Soccer Players Association on behalf of OneTeam Partners, LLC, Serie A (Lega Nazionale Professionisti Serie A), and UEFA (Union des Associations Européennes de Football) (professional soccer); National Basketball Association and National Basketball Players Association (professional basketball); National Hockey League and NHL Players’ Association (professional hockey); NFL Properties LLC, NFL Players Association and NFL Players Inc. on behalf of OneTeam Partners, LLC (professional football); William Morris Endeavor Entertainment LLC (professional mixed martial arts); ESPN (content in EA SPORTS games); Disney Interactive (Star Wars and Disney Sorcerer’s Arena); Formula One Digital Media Limited and Formula Motorsport Limited (professional racing); PGA Tour, Inc. (professional golf); Major League Baseball and MLB Players Association (professional baseball); and Kimsaprincess, Inc. (Kim Kardashian: Hollywood). These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.

The following table summarizes our minimum contractual obligations as of December 31, 2021 (in millions):

		Fiscal Years Ending March 31,
		2022
		(Remaining
	Total	three mos.)	2023	2024	2025	2026	2027	Thereafter
Unrecognized commitments
Developer/licensor commitments	$2,064	$55	$383	$487	$491	$365	$83	$200
Marketing commitments	667	32	155	148	142	116	44	30
Senior Notes interest	849	7	55	55	55	54	36	587
Operating lease imputed interest	34	2	8	6	5	3	2	8
Operating leases not yet commenced (a)	131	1	13	10	7	8	8	84
Other purchase obligations	151	7	69	67	6	2	—	—
Total unrecognized commitments	3,896	104	683	773	706	548	173	909

Recognized commitments
Senior Notes principal and interest	1,920	20	—	—	—	400	—	1,500
Operating leases	365	16	77	61	52	44	29	86
Transition Tax and other taxes	24	5	2	4	6	7	—	—
Licensing commitments	7	7	—	—	—	—	—	—
Total recognized commitments	2,316	48	79	65	58	451	29	1,586

Total Commitments	$6,212	$152	$762	$838	$764	$999	$202	$2,495
(a)As of December 31, 2021, we have entered into two office leases and two equipment leases that have not yet commenced with aggregate future lease payments of approximately $131 million. These leases are expected to commence between fiscal year 2022 and fiscal year 2025, and will have lease terms ranging from 2 to 12 years.
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of December 31, 2021; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above, as of December 31, 2021, we had a net liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $309 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
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
There were an insignificant number of stock options granted during the three and nine months ended December 31, 2021 and 2020.

Stock Options
The following table summarizes our stock option activity for the nine months ended December 31, 2021:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2021	267	$35.71
Assumed via acquisition	150	60.87
Granted	2	142.46
Exercised	(77)	55.73
Forfeited, cancelled or expired	(41)	66.97
Outstanding as of December 31, 2021	301	$39.56	3.10	$28
Vested and expected to vest	301	$39.56	3.10	$28
Exercisable as of December 31, 2021	282	$37.62	2.85	$27
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of December 31, 2021, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.

Restricted Stock Units
The following table summarizes our restricted stock unit activity for the nine months ended December 31, 2021:

	Restricted Stock Rights (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2021	5,764	$113.25
Assumed via acquisition	816	120.54
Granted	4,058	140.94
Vested	(3,125)	114.13
Forfeited or cancelled	(871)	123.64
Outstanding as of December 31, 2021	6,642	$129.29
Performance-Based Restricted Stock Units
Our performance-based restricted stock units vest upon the achievement of pre-determined performance-based milestones, such as company-wide net bookings and operating income milestones, as well as service conditions. If these performance-based milestones are not met but service conditions are met, the performance-based restricted stock units will not vest, in which case any compensation expense we have recognized to date will be reversed. Generally, the measurement periods of our performance-based restricted stock units are 3 to 4 years, with awards vesting after each annual measurement period or cliff-vesting after the completion of the total aggregate measurement period.
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
The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the nine months ended December 31, 2021:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2021	579	$110.51
Granted	300	140.48
Vested	(266)	110.51
Forfeited or cancelled	(342)	113.23
Outstanding as of December 31, 2021	271	$140.25
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

The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the nine months ended December 31, 2021:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2021	2,195	$134.60
Granted	159	173.25
Vested	(271)	123.82
Forfeited or cancelled	(778)	146.26
Outstanding as of December 31, 2021	1,305	$134.59
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Cost of revenue	$1	$1	$4	$4
Research and development	86	74	272	214
Marketing and sales	14	11	41	34
General and administrative	28	25	86	74
Stock-based compensation expense	$129	$111	$403	$326
During the three and nine months ended December 31, 2021, we recognized $3 million and $54 million, respectively, of deferred income tax benefit related to our stock-based compensation expense. During the three and nine months ended December 31, 2020, we recognized $8 million and $46 million, respectively, of deferred income tax benefit related to our stock-based compensation expense.
As of December 31, 2021, our total unrecognized compensation cost related to stock options, restricted stock units, market-based restricted stock units, and performance-based restricted stock units was $772 million and is expected to be recognized over a weighted-average service period of 2.0 years. Of the $772 million of unrecognized compensation cost, $704 million relates to restricted stock units, $56 million relates to market-based restricted stock units, $11 million relates to performance-based restricted stock units at an 128 percent average payout, and $1 million relates to stock options.
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

The following table summarizes total shares repurchased during the three and nine months ended December 31, 2021 and 2020:

	May 2018 Program		November 2020 Program		Total
(In millions)	Shares	Amount	Shares	Amount	Shares	Amount
Three months ended December 31, 2021	—	$—	2.4	$325	2.4	$325
Nine months ended December 31, 2021	—	$—	7.0	$975	7.0	$975
Three months ended December 31, 2020	—	$—	2.5	$326	2.5	$326
Nine months ended December 31, 2020	0.7	$78	2.5	$326	3.2	$404

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2021	2020	2021	2020
Net income	$66	$211	$564	$761
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	283	290	284	289
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	2	2	3	3
Weighted-average common stock outstanding — diluted	285	292	287	292
Earnings per share:
Basic	$0.23	$0.73	$1.99	$2.63
Diluted	$0.23	$0.72	$1.97	$2.61
For the three and nine months ended December 31, 2021, one million of stock options, restricted stock units and market-based restricted stock units were excluded from the treasury stock method computation of diluted shares, respectively, as their inclusion would have had an antidilutive effect.
Our performance-based restricted stock units, which are considered contingently issuable shares, are also excluded from the treasury stock method computation because the related performance-based milestones were not achieved as of the end of the three and nine months ended December 31, 2021.
For the three and nine months ended December 31, 2020, two million of restricted stock units, market-based restricted stock units and performance-based restricted stock units were excluded from the treasury stock method computation of diluted shares, respectively, as their inclusion would have had an antidilutive effect.

(15) SEGMENT AND REVENUE INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Our CODM currently reviews total company operating results to assess overall performance and allocate resources. As of December 31, 2021, we have only one reportable segment, which represents our only operating segment.
Information about our total net revenue by timing of recognition for the three and nine months ended December 31, 2021 and 2020 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net revenue by timing of recognition
Revenue recognized at a point in time	$673	$860	$1,848	$1,639
Revenue recognized over time	1,116	813	3,318	2,644
Net revenue	$1,789	$1,673	$5,166	$4,283
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
Information about our total net revenue by composition for the three and nine months ended December 31, 2021 and 2020 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net revenue by composition
Full game downloads	$400	$347	$970	$733
Packaged goods	216	375	585	630
Full game	616	722	1,555	1,363

Live services and other	1,173	951	3,611	2,920
Net revenue	$1,789	$1,673	$5,166	$4,283
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

Information about our total net revenue by platform for the three and nine months ended December 31, 2021 and 2020 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Platform net revenue
Console	$1,138	$1,191	$3,308	$2,837
PC and other	374	326	1,112	900
Mobile	277	156	746	546
Net revenue	$1,789	$1,673	$5,166	$4,283
Information about our operations in North America and internationally for the three and nine months ended December 31, 2021 and 2020 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net revenue from unaffiliated customers
North America	$783	$678	$2,243	$1,883
International	1,006	995	2,923	2,400
Net revenue	$1,789	$1,673	$5,166	$4,283

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Electronic Arts, Inc. and subsidiaries (the Company) as of January 1, 2022, the related condensed consolidated statements of operations, comprehensive income and stockholders’ equity for the three-month and nine-month periods ended January 1, 2022 and January 2, 2021, and cash flows for the nine-month periods ended January 1, 2022 and January 2, 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
February 8, 2022

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

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended December 31, 2021, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 as filed with the SEC on May 26, 2021 and in other documents we have filed with the SEC.
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

Financial Results
Our key financial results for our fiscal quarter ended December 31, 2021 were as follows:
•Total net revenue was $1,789 million, up 7 percent year-over-year. On a constant currency basis, we estimate total net revenue would have been $1,740 million, up 4 percent year-over-year.
•Live services and other net revenue was $1,173 million, up 23 percent year-over-year.
•Gross margin was 64.7 percent, up 1 percentage point year-over-year.
•Operating expenses were $1,056 million, up 29 percent year-over-year. On a constant currency basis, we estimate that operating expenses would have been $1,050 million, up 28 percent year-over-year.
•Operating income was $102 million, down 59 percent year-over-year.
•Net income was $66 million with diluted earnings per share of $0.23.
•Operating cash flow was $1,534 million, up 36 percent year-over-year.
•Total cash, cash equivalents and short-term investments were $3,016 million.
•We repurchased 2.4 million shares of our common stock for $325 million.
•We paid cash dividends of $48 million during the quarter ended December 31, 2021.
From time to time, we make comparisons of current periods to prior periods with reference to constant currency. Constant currency comparisons are based on translating local currency amounts in the current period at actual foreign exchange rates from the prior comparable period, net of the impact of hedging activities. We evaluate our financial performance on a constant currency basis in order to facilitate period-to-period comparisons without regard to the impact of changing foreign currency exchange rates.

Trends in Our Business
COVID-19 Impact. We are closely monitoring the impact of the COVID-19 pandemic to our people and our business. Since the outbreak of COVID-19, we have focused on actions to support our people, our players, and communities around the world that have been affected by the COVID-19 pandemic.
Our People: The well-being of our people is our top priority, and to keep everyone as safe as possible, the vast majority of our workforce continues to work from home. We are offering support to our people to assist with work from home and care needs, a pandemic care leave program, and additional services for mental and physical health. We have developed a detailed protocol for how we evaluate the readiness to return to work for each of our offices around the world, accounting for guidance from health authorities and government, vaccine availability and effectiveness, the comfort level of our employees, and preparation of our facilities for continued physical distancing.
Our Business and Future Outlook: During fiscal year 2021 and fiscal year 2022, longer-term trends that benefit our business have accelerated. Live services and other net revenue has increased and we have also experienced a significant increase in the percentage of our games purchased digitally.
The full extent of the impact of the COVID-19 pandemic to our business, operations and financial results will depend on numerous evolving factors that cannot be accurately predicted at this time, such as the duration and spread of the pandemic, the extent, speed and effectiveness of worldwide containment and vaccination efforts and the impact of these and other factors on our employees, customers, partners and vendors. Trends that have benefited our industry and business may not be indicative of results for future periods, particularly as factors related to the COVID-19 pandemic lessen and consumers can engage with other forms of entertainment, if the trend towards digital adoption decelerates, or if global macroeconomic effects of the COVID-19 pandemic persist even after the pandemic has subsided. Additional factors that could impact our business include: our ability to timely deliver high quality and technically stable games and services while our teams, including our development teams, work in a distributed environment, our ability to safely reintroduce our employees to our offices when it is appropriate to do so, and other factors included in Part II, Item 1A of this Quarterly Report under the heading “Risk Factors”.

Live Services Business. We offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our base games and free-to-play games. Our net revenue attributable to live services and other was $4,707 million, $3,951 million and $3,550 million for the trailing twelve months ended December 31, 2021, 2020 and 2019, respectively, and we expect that live services net revenue will continue to be material to our business. Within live services and other, net revenue attributable to extra content was $3,668 million, $3,073 million and $2,728 million for the trailing twelve months ended December 31, 2021, 2020 and 2019, respectively. Extra content net revenue has increased as players engage with our games and services over longer periods of time, and purchase additional content designed to provide value to players and extend and enhance gameplay. Our most popular live service is the extra content purchased for the Ultimate Team mode associated with our sports franchises. Ultimate Team allows players to collect current and former professional players in order to build and compete as a personalized team. Net revenue from extra content sales for Ultimate Team was $1,623 million, $1,491 million and $1,369 million during fiscal years 2021, 2020 and 2019, respectively, a substantial portion of which was derived from FIFA Ultimate Team.
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
Free-to-Play Games. The global adoption of mobile devices and a business model for those devices that allows consumers to try new games with no up-front cost, and that are monetized through a live service associated with the game, particularly extra content sales, has led to significant sales growth in the mobile gaming industry. Similarly, sales of extra content are the primary driver of our mobile business. We are investing resources in our mobile business, seeking to maximize our mobile live services, innovate on mobile with our franchises, and have added additional growth opportunities through mergers and acquisitions activity. Likewise, the consumer acceptance of free-to-play, live service-based, online PC and console games has broadened our consumer base and has begun to expand into the console market. For example, within our business, we offer Apex Legends as a free-to-play, live service-based PC and console game. We expect extra content revenue generated from mobile, PC and console free-to-play games to continue to be an important part of our business.
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
The following is a calculation of our total net bookings for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2021	2020	2021	2020
Total net revenue	$1,789	$1,673	$5,166	$4,283
Change in deferred net revenue (online-enabled games)	788	727	598	417
Net bookings	$2,577	$2,400	$5,764	$4,700
Net bookings were $2,577 million for the three months ended December 31, 2021 primarily driven by sales related to FIFA 22, Battlefield 2042, Apex Legends, and Madden NFL 22. Net bookings increased $177 million, or 7 percent, as compared to the three months ended December 31, 2020 primarily due to Battlefield 2042, Apex Legends, and new games added to our portfolio through acquisitions activity, partially offset by the year-over-year change in the launch date of our FIFA console and PC title from the third quarter in fiscal year 2021 to the second quarter in fiscal year 2022 and the Star Wars franchise. Live services and other net bookings were $1,677 million for the three months ended December 31, 2021, and increased $135 million, or 9 percent, as compared to the three months ended December 31, 2020. The increase in live services and other net bookings was due primarily to an increase in sales of extra content for Apex Legends, new games added to our portfolio through acquisitions activity, and Battlefield 2042, partially offset by The Sims 4. Full game net bookings were $900 million for the three months ended December 31, 2021, and increased $42 million, or 5 percent, as compared to the three months ended December 31, 2020 primarily due to Battlefield 2042, partially offset by year-over-year change in the launch date of our FIFA console and PC title from the third quarter in fiscal year 2021 to the second quarter in fiscal year 2022.
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
During the three months ended September 30, 2020, we completed our annual evaluation of the Estimated Offering Period and as a result, for sales after July 1, 2020, revenue for service-related performance obligations for games and extra content sold through retail are recognized over an estimated ten-month period beginning in the month of sale, and revenue for service-related performance obligations for digitally-distributed games and extra content is recognized over an estimated eight-month period beginning in the month of sale. The fiscal year 2021 change in Estimated Offering period did not impact the amount of net bookings or the operating cash flows that we report. During the three months ended December 31, 2021, this change to our Estimated Offering Period resulted in an increase in net revenue of $153 million and net income of $117 million, and an increase of $0.41 diluted earnings per share. During the nine months ended December 31, 2021, this change to our Estimated Offering Period resulted in an increase in net revenue of $255 million and net income of $194 million, and an increase of $0.68 diluted earnings per share.
During the three months ended September 30, 2021, we completed our annual evaluation of the Estimated Offering Period. We have noted consumers are playing certain of our Online Hosted Service Games, such as PC and console free-to-play games, for longer periods of time than in prior years as players engage with services we provide that are designed to enhance and extend gameplay, and as such, have concluded that the Estimated Offering Period for such games should be lengthened. As a result, for all new sales after July 1, 2021, the revenue that we recognize for service-related performance obligations related to our PC and console free-to-play games is recognized generally over a twelve-month period. This change in Estimated Offering Period did not impact the amount of net bookings or the operating cash flows that we report. We expect that this change will move the recognition of approximately $135 million in net revenue from fiscal year 2022 into fiscal year 2023. During the three months ended December 31, 2021, this change to our Estimated Offering Period resulted in a decrease in net revenue of $45 million and net income of $34 million, and a decrease of $0.12 diluted earnings per share. During the nine months ended December 31, 2021, this change to our Estimated Offering Period resulted in a decrease in net revenue of $62 million and net income of $47 million, and a decrease of $0.16 diluted earnings per share.
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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2022 contains 52 weeks and ends on April 2, 2022. Our results of operations for the fiscal year ended March 31, 2021 contained 53 weeks and ended on April 3, 2021. Our results of operations for the three and nine months ended December 31, 2021 contained 13 weeks and 39 weeks, respectively, and ended on January 1, 2022. Our results of operations for the three and nine months ended December 31, 2020 contained 13 weeks and 40 weeks, respectively, and ended on January 2, 2021. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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
Net Revenue Quarterly Analysis
Net Revenue
Net revenue for the three months ended December 31, 2021 was $1,789 million, primarily driven by sales of our FIFA franchise, Apex Legends, Madden NFL 22, and The Sims 4. Net revenue for the three months ended December 31, 2021 increased $116 million as compared to the three months ended December 31, 2020. This increase was driven by a $379 million increase in net revenue primarily due to Apex Legends, Battlefield 2042, It Takes Two, and new games added to our portfolio through acquisitions activity, partially offset by a $263 million decrease in net revenue primarily due to the year-over-year change in the launch date of our FIFA console and PC title from the third quarter in fiscal year 2021 to the second quarter in fiscal year 2022, the Star Wars franchise, and Medal of Honor: Above and Beyond.

Net Revenue by Composition
Our net revenue by composition for the three months ended December 31, 2021 and 2020 was as follows (in millions):

	Three Months Ended December 31,
	2021	2020	$ Change	% Change
Net revenue:
Full game downloads	$400	$347	$53	15%
Packaged goods	216	375	(159)	(42)%
Full game	$616	$722	$(106)	(15)%

Live services and other	$1,173	$951	$222	23%
Total net revenue	$1,789	$1,673	$116	7%

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
For the three months ended December 31, 2021, full game net revenue was $616 million, primarily driven by FIFA 22, Madden NFL 22, and NHL 22. Full game net revenue for the three months ended December 31, 2021 decreased $106 million, or 15 percent, as compared to the three months ended December 31, 2020. This decrease was driven by a $159 million decrease in packaged goods net revenue primarily due to year-over-year change in the launch date of our FIFA console and PC title from the third quarter in fiscal year 2021 to the second quarter in fiscal year 2022. This decrease was offset by a $53 million increase in full game downloads net revenue primarily driven by Battlefield 2042, It Takes Two, and F1 2021, partially offset by the Star Wars franchise.

Live Services and Other Net Revenue
Live services and other net revenue includes revenue from sales of extra content for console, PC and mobile games, licensing revenue from third-party publishing partners who distribute our games digitally, subscriptions, advertising, and non-software licensing.
For the three months ended December 31, 2021, live services and other net revenue was $1,173 million primarily driven by sales of extra content for FIFA Ultimate Team, Apex Legends, The Sims 4, Star Wars: Galaxy of Heroes, and Madden Ultimate Team. Live services and other net revenue for the three months ended December 31, 2021 increased $222 million, or 23 percent, as compared to the three months ended December 31, 2020. This increase was primarily driven by sales of extra content for Apex Legends, FIFA Ultimate Team, and new games added to our portfolio through acquisitions activity, partially offset by Medal of Honor: Above and Beyond.
Net Revenue Year-to-Date Analysis
Net Revenue
Net revenue for the nine months ended December 31, 2021 was $5,166 million, primarily driven by sales of our FIFA franchise, Apex Legends, The Sims 4, and our Madden franchise. Net revenue for the nine months ended December 31, 2021 increased $883 million, or 21 percent, as compared to the nine months ended December 31, 2020. This increase was driven by a $1,323 million increase in net revenue primarily driven by year-over-year growth in the FIFA franchise, Apex Legends, Mass Effect Trilogy Remaster, and new games added to our portfolio through acquisitions activity, partially offset by a $440 million decrease in net revenue primarily from the Star Wars, The Sims, Need for Speed, and UFC franchises.

Net Revenue by Composition

Our net revenue by composition for the nine months ended December 31, 2021 and 2020 was as follows (in millions):

	Nine Months Ended December 31,
	2021	2020	$ Change	% Change
Net revenue:
Full game downloads	$970	$733	$237	32%
Packaged goods	585	630	(45)	(7)%
Full game	$1,555	$1,363	$192	14%

Live services and other	$3,611	$2,920	$691	24%
Total net revenue	$5,166	$4,283	$883	21%

Full Game Net Revenue
For the nine months ended December 31, 2021, full game net revenue was $1,555 million, primarily driven by sales of our FIFA franchise, Madden NFL 22, and Mass Effect Trilogy Remaster. Full game net revenue for the nine months ended December 31, 2021 increased $192 million, or 14 percent, as compared to the nine months ended December 31, 2020. This increase was driven by a $237 million increase in full game downloads net revenue primarily driven by year-over-year growth in the FIFA franchise and the change in the launch date of our FIFA console and PC title from the third quarter in fiscal year 2021 to the second quarter in fiscal year 2022, It Takes Two, and Mass Effect Trilogy Remaster. This increase was offset by a $45 million decrease in packaged goods net revenue primarily driven by the Star Wars and Need for Speed franchises, partially offset by F1 2021.

Live Services and Other Net Revenue
For the nine months ended December 31, 2021, live services and other net revenue was $3,611 million primarily driven by sales of extra content for FIFA Ultimate Team, Apex Legends, The Sims 4, Madden Ultimate Team, and Star Wars: Galaxy of Heroes. Live services and other net revenue for the nine months ended December 31, 2021 increased $691 million, or 24 percent, as compared to the nine months ended December 31, 2020. This increase was primarily driven by sales of extra content for FIFA Ultimate Team, Apex Legends and new games added to our portfolio through acquisitions activity, partially offset by The Sims 4.
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

Cost of revenue for the three months ended December 31, 2021 and 2020 was as follows (in millions):

December 31, 2021	% of Net Revenue	December 31, 2020	% of Net Revenue	% Change	Change as a % of Net Revenue
$631	35%	$601	36%	5%	(1)%
Cost of Revenue
Cost of revenue increased by $30 million, or 5 percent during the three months ended December 31, 2021, as compared to the three months ended December 31, 2020. This increase was primarily due to an increase in platform and hosting fees due to new games added to our portfolio through acquisitions activity and higher engagement with Apex Legends, and an increase in acquisition-related intangible amortization, partially offset by a decrease in inventory and royalty costs driven by year-over-year change in the launch date of our FIFA console and PC title from the third quarter in fiscal year 2021 to the second quarter in fiscal year 2022.

Cost of Revenue Year-to-Date Analysis
Cost of revenue for the nine months ended December 31, 2021 and 2020 was as follows (in millions):

December 31, 2021	% of Net Revenue	December 31, 2020	% of Net Revenue	% Change	Change as a % of Net Revenue
1,440	28%	1,175	27%	23%	1%
Cost of Revenue
Cost of revenue increased by $265 million, or 23 percent during the nine months ended December 31, 2021, as compared to the nine months ended December 31, 2020. This increase was primarily due to an increase in platform and hosting fees due to new games added to our portfolio through acquisitions activity and higher engagement with Apex Legends, an increase in acquisition-related intangible amortization, and an increase in royalty costs driven by the growth in the FIFA franchise.

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
Research and development expenses for the three and nine months ended December 31, 2021 and 2020 were as follows (in millions):

	December 31, 2021	% of Net Revenue	December 31, 2020	% of Net Revenue	$ Change	% Change
Three months ended	$539	30%	$451	27%	$88	20%
Nine months ended	$1,607	31%	$1,310	31%	$297	23%
Research and development expenses increased by $88 million, or 20 percent, during the three months ended December 31, 2021, as compared to the three months ended December 31, 2020. This increase was primarily due to a $44 million increase in personnel-related costs primarily resulting from an investment in headcount due to acquisitions and our continued investment in our studios, a $12 million increase in stock-based compensation, a $12 million increase in studio related contracted services, and an $8 million increase in facility related costs.
Research and development expenses increased by $297 million, or 23 percent, during the nine months ended December 31, 2021, as compared to the nine months ended December 31, 2020. This increase was primarily due to a $161 million increase in personnel-related costs primarily resulting from an investment in headcount due to acquisitions and our continued investment in our studios, a $58 million increase in stock-based compensation, a $46 million increase in studio related contracted services, and a $24 million increase in facility related costs. These increases were partially offset by an $18 million benefit in cash flow hedging activities. We use hedges to protect against currency exchange rate movements in our research and development expenses.

Marketing and Sales
Marketing and sales expenses consist of personnel-related costs, related overhead costs, advertising, marketing and promotional expenses, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three and nine months ended December 31, 2021 and 2020 were as follows (in millions):

	December 31, 2021	% of Net Revenue	December 31, 2020	% of Net Revenue	$ Change	% Change
Three months ended	$293	16%	$216	13%	$77	36%
Nine months ended	$716	14%	$493	12%	$223	45%
Marketing and sales expenses increased by $77 million, or 36 percent, and $223 million, or 45 percent, during the three and nine months ended December 31, 2021, as compared to the three and nine months ended December 31, 2020, respectively. These increases were primarily due to an increase in advertising and promotional spending primarily on our mobile titles, FIFA 22, and Battlefield 2042.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology, related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three and nine months ended December 31, 2021 and 2020 were as follows (in millions):

	December 31, 2021	% of Net Revenue	December 31, 2020	% of Net Revenue	$ Change	% Change
Three months ended	$163	9%	$149	9%	$14	9%
Nine months ended	$508	10%	$418	10%	$90	22%
General and administrative expenses increased by $14 million, or 9 percent, during the three months ended December 31, 2021, as compared to the three months ended December 31, 2020. This increase was primarily due to a $6 million increase in personnel-related costs primarily resulting from an increase in headcount, including those resulting from acquisitions, a $4 million increase in contracted services, and a $3 million increase in stock-based compensation.
General and administrative expenses increased by $90 million, or 22 percent, during the nine months ended December 31, 2021, as compared to the nine months ended December 31, 2020. This increase was primarily due to a $29 million increase in personnel-related costs primarily resulting from an increase in headcount, including those resulting from acquisitions, a $22 million increase in acquisition-related transaction and integration costs, a $14 million increase in contracted services, and a $12 million increase in stock-based compensation.
Amortization of Intangibles
Amortization of intangibles for the three and nine months ended December 31, 2021 and 2020 were as follows (in millions):

	December 31, 2021	% of Net Revenue	December 31, 2020	% of Net Revenue	$ Change	% Change
Three months ended	$61	3%	$5	—%	$56	1,120%
Nine months ended	$131	3%	$16	—%	$115	719%
Amortization of intangibles increased by $56 million and $115 million during the three and nine months ended December 31, 2021, as compared to the three and nine months ended December 31, 2020, respectively, due to an increase in acquired intangible assets from recent acquisitions.

Income Taxes
Provision for income taxes for the three and nine months ended December 31, 2021 and 2020 were as follows (in millions):

	December 31, 2021	Effective Tax Rate	December 31, 2020	Effective Tax Rate
Three months ended	$25	27%	$34	14%
Nine months ended	$161	22%	$91	11%
The provision for income taxes for the three and nine months ended December 31, 2021 is based on our projected annual effective tax rate for fiscal year 2022, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three and nine months ended December 31, 2021 was 27 percent and 22 percent, respectively, as compared to 14 percent and 11 percent, respectively, for the same period in fiscal year 2021. Our effective tax rate for the three and nine months ended December 31, 2021 was higher than prior year due to our decision to capitalize for income tax purposes certain foreign expenses which increased the taxable income in our foreign entities that is subject to U.S. tax. In accordance with our existing accounting policy, we do not establish deferred tax assets to offset this charge, but we expect future deductions of the capitalized amounts. The prior year effective tax rates included a tax benefit, net of valuation allowance, resulting from the Altera opinion. Excluding the Altera opinion, the effective tax rate for the nine months ended December 31, 2020 would have been 18 percent.
In addition, during the three months ended September 30, 2021, we completed the Codemasters intra-entity sale of intellectual property rights to our U.S. and Swiss intellectual property owners. The transaction resulted in a taxable gain. Under U.S. GAAP, any profit resulting from this intercompany transaction will be eliminated upon consolidation. However, the transaction resulted in a step-up of the U.S. and Swiss tax-deductible basis in the transferred intellectual property rights and, accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights. As a result, we recognized a $60 million net tax benefit for the current and deferred tax impacts of the sale. Excluding the Codemasters intra-entity sale, the effective tax rate for the nine months ended December 31, 2021 would have been 30 percent.
Each quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. During the three and nine months ended December 31, 2021, we recognized a decrease of $6 million and an increase of $1 million of valuation allowance against our deferred tax assets primarily due to the expected alignment of the recently acquired businesses with our global operating structure.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of December 31, 2021	As of March 31, 2021	Increase/(Decrease)
Cash and cash equivalents	$2,670	$5,260	$(2,590)
Short-term investments	346	1,106	(760)
Total	$3,016	$6,366	$(3,350)
Percentage of total assets	22%	48%

	Nine Months Ended December 31,
(In millions)	2021	2020	Change
Net cash provided by operating activities	$1,455	$1,563	$(108)
Net cash used in investing activities	(2,771)	(61)	(2,710)
Net cash used in financing activities	(1,269)	(541)	(728)
Effect of foreign exchange on cash and cash equivalents	(5)	43	(48)
Net increase (decrease) in cash and cash equivalents	$(2,590)	$1,004	$(3,594)

Changes in Cash Flow
Operating Activities. Net cash provided by operating activities decreased by $108 million during the nine months ended December 31, 2021, as compared to the nine months ended December 31, 2020, primarily driven by higher cash payments for income taxes, higher marketing and advertising payments, higher personnel-related payments primarily from an increase in headcount and higher variable compensation payments, and higher cash payments for royalties. These decreases were offset by higher collections due to improved performance as we executed against our strategic pillars and increased engagement with our products and services which led to growth in our business.
Investing Activities. Net cash used in investing activities increased by $2,710 million during the nine months ended December 31, 2021, as compared to the nine months ended December 31, 2020, primarily driven by payments of $3,391 million in connection with acquisitions completed during the nine months ended December 31, 2021, an $895 million decrease in proceeds from maturities and sales of short-term investments, and a $42 million increase in capital expenditures. These increases were offset by a $1,618 million decrease in the purchase of short-term investments.
Financing Activities. Net cash used in financing activities increased by $728 million during the nine months ended December 31, 2021, as compared to the nine months ended December 31, 2020, primarily driven by a $571 million increase in the repurchase and retirement of our common stock, a $96 million increase in cash dividend payments during the nine months ended December 31, 2021, and a $49 million increase in cash paid to taxing authorities in connection with withholding taxes for stock-based compensation.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of December 31, 2021, our short-term investments had gross unrealized gains and losses of less than $1 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.
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
Credit Facility
On August 29, 2019, we entered into a $500 million unsecured revolving credit facility (“Credit Facility”) with a syndicate of banks. The Credit Facility terminates on August 29, 2024 unless the maturity is extended in accordance with its terms. As of December 31, 2021, no amounts were outstanding under the Credit Facility. See Note 11 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our Credit Facility, which is incorporated by reference into this Item 2.
Financial Condition
Our material cash requirements as of December 31, 2021 are set forth in our Note 12 — Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q, which is incorporated by reference into this Item 2. We expect capital expenditures to be approximately $200 million in fiscal year 2022 due to facility buildouts, which we expect to continue in fiscal year 2023. We believe that our cash, cash equivalents, short-term investments, cash generated from operations and available financing facilities will be sufficient to meet these material cash requirements, which include debt repayment obligations of $1.9 billion, and fund our operating requirements for the next 12 months and beyond, including working capital requirements, capital expenditures, the remaining portion of our $2.6 billion share repurchase program, quarterly cash dividend, which is currently $0.17 per share, subject to declaration by our Board of Directors or a designated Committee of the Board of Directors, and potentially, future acquisitions or strategic investments. We may choose at any time to raise additional capital to repay debt, strengthen our financial position, facilitate expansion, repurchase our stock, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.
During the nine months ended December 31, 2021, we returned $1,120 million to stockholders through our capital return programs, repurchasing 7 million shares for approximately $975 million and $145 million through our quarterly cash dividend program which was initiated in November 2020.
During the nine months ended December 31, 2021, we also completed mergers and acquisitions activity, including the acquisitions of 100% of the equity interests of Glu and Playdemic for cash considerations of $2.0 billion and $1.4 billion, net of cash acquired, respectively, and one other immaterial acquisition.

Our foreign subsidiaries are generally subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of December 31, 2021, approximately $1.8 billion of our cash and cash equivalents were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.
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
As of December 31, 2021, we did not have any off-balance sheet arrangements.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of December 31, 2021, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $161 million or $321 million, respectively. As of December 31, 2021, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses in the Condensed Consolidated Statements of Operations on our foreign currency forward contracts used in balance sheet hedging of $148 million or $296 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in the same manner and actual results may differ materially. See Note 4 — Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.

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
As of December 31, 2021, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with changes in fair value, including unrealized gains and unrealized losses not related to credit losses, reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.
Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Changes in interest rates affect the fair value of our short-term investment portfolio. To provide a meaningful assessment of the interest rate risk associated with our short-term investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio assuming a 150 basis point parallel shift in the yield curve. As of December 31, 2021, a hypothetical 150 basis point increase in interest rates would have resulted in a $3 million, or 1% decrease in the fair market value of our short-term investments.

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
Changes in internal control over financial reporting
There has been no change in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended December 31, 2021 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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
We have made and may continue to make acquisitions or enter into other strategic transactions including (1) acquisitions of companies, businesses, intellectual properties, and other assets, (2) minority investments in strategic partners, and (3) investments in new interactive entertainment businesses as part of our long-term business strategy. For example, we have recently completed several acquisitions, including the acquisitions of Codemasters, Glu and Playdemic. These acquisitions and other transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment or cannot realize anticipated tax benefits, that we acquire liabilities and/or litigation from acquired companies or liabilities and/or litigation results from the transactions, that our due diligence process does not identify significant issues, liabilities or other challenges, diversion of management’s attention from our other businesses, and the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased cash and non-cash expenses. In addition, we may not integrate these businesses successfully or achieve expected synergies. For example, we may experience difficulties and costs associated with the integration of business systems and technologies, and acquired products and services, the integration and retention of new employees, the implementation of our internal control and compliance procedures and/or the remediation of the internal control and compliance environment of the acquired entity, or the maintenance of key business and customer relationships. These events could harm our operating results or financial condition.
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
As a result of the COVID-19 pandemic and related public health measures, federal, state, local and foreign governmental authorities have imposed, and continue to impose, protocols and restrictions intended to contain the spread of the virus, including limitations on the size of gatherings, mandated closure of work facilities, schools and businesses, quarantines, lockdowns and travel restrictions. In addition, we have established, and will continue to maintain, protocols to promote the health and safety of our workforce and business partners. Substantially all of our office locations, including our global headquarters in Redwood Shores, California and key studios across North America, Europe and Asia remain closed to the majority of our employees.
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
During fiscal 2021 and fiscal 2022, longer-term trends that benefit our business accelerated, including a significant increase in live services revenue and the proportion of our games purchased digitally. These trends may not be indicative of results for future periods, particularly as factors related to the COVID-19 pandemic lessen and consumers can engage with other forms of entertainment, if the trend towards digital adoption decelerates, or if global macroeconomic effects related to the COVID-19 pandemic persist even after the pandemic has subsided.
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
The reliable performance of our products and services depends on the continuing operation and availability of our information technology systems and those of our external service providers, including third-party “cloud” computing services. Our games and services are complex software products and maintaining the sophisticated internal and external technological infrastructure required to reliably deliver these games and services is expensive and complex. The reliable delivery and stability of our products and services has been, and could in the future be, adversely impacted by outages, disruptions, failures or degradations in our network and related infrastructure, as well as in the online platforms or services of key business partners that offer, support or host our products and services. The reliability and stability of our products and services has been affected by events outside of our control as well as by events within our control, such as the migration of data among data centers and to third-

party hosted environments, the performance of upgrades and maintenance on our systems, and online demand for our products and services that exceeds the capabilities of our technological infrastructure.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In November 2020, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. This stock repurchase program expires on November 4, 2022. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended December 31, 2021, we repurchased approximately 2.4 million shares for approximately $325 million under this program. We are actively repurchasing shares under this program.

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
October 3, 2021 - October 30, 2021	740,888	$139.27	740,888	$1,197
October 31, 2021 - November 27, 2021	706,081	$138.83	706,081	$1,098
November 28, 2021 - January 1, 2022	968,773	$127.83	968,773	$975
	2,415,742	$134.55	2,415,742

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 6.Exhibits

The exhibits listed in the accompanying index to exhibits on Page 65 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2021
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
10.1*	Electronic Arts Inc. Amended and Restated Change in Control Severance Plan	8-K	000-17948	11/19/2021

10.2*	2000 Employee Stock Purchase Plan, as amended				X

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH†	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

*    Management contract or compensatory plan or arrangement.

†    Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 are the following formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows, and (6) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Blake Jorgensen
DATED:	Blake Jorgensen
February 8, 2022	EVP and Chief Financial Officer