Form 10-K
period 2022-03-31
ELECTRONIC ARTS INC.
filed 2022-05-25
CIK 712515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐        No ☑
The aggregate market value of the registrant’s common stock, $0.01 par value, held by non-affiliates of the registrant as of October 1, 2021, the last business day of our second fiscal quarter, was $40,956 million.
As of May 23, 2022, there were 279,893,605 shares of the registrant’s common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders (the “2022 Proxy”) are incorporated by reference into Part III hereof. The 2022 Proxy is expected to be filed not later than 120 days after the registrant’s fiscal year end. Except with respect to information specifically incorporated by reference into this Form 10-K, the 2022 Proxy is not deemed to be filed as part hereof.

ELECTRONIC ARTS INC.
2022 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate”, “plan”, “predict”, “seek”, “goal”, “will”, “may”, “likely”, “should”, “could” (and the negative of any of these terms), “future” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, projections of markets relevant to our business, uncertain events and assumptions and other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements consist of, among other things, statements related to our business, operations and financial results, industry prospects, our future financial performance, and our business plans and objectives, and may include certain assumptions that underlie the forward-looking statements. These forward-looking statements are not guarantees of future performance and reflect management’s current expectations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that might cause or contribute to such differences include those discussed in Part I, Item 1A of this Annual Report under the heading “Risk Factors” beginning on Page 10. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.
PART I
Item 1:    Business
Overview
Electronic Arts is a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and services that can be experienced on game consoles, PCs, mobile phones and tablets.
What We Offer
At our core is a portfolio of intellectual property from which we create innovative games and content that enable us to build on-going and meaningful relationships with communities of players, creators and viewers. Our portfolio includes brands that we either wholly own (such as Apex Legends, Battlefield, and The Sims) or license from others (such as Madden NFL, Star Wars, and the 300+ licenses within our global football ecosystem). To grow our core business, we are focusing on innovation and new experiences for our franchises; building ongoing profitable and predictable revenue streams through live services, including our mobile business; and reaching more players whenever and wherever they want to play.
We develop and publish games and services across diverse genres, such as sports, racing, first-person shooter, action, role-playing and simulation. We believe that our portfolio, live services offerings, use of multiple business models and distribution channels, and network of hundreds of millions of unique active accounts provide us with strategic advantages. These advantages include the opportunity to engage an increasing number of players across more distribution channels and geographies, and dependable sources of revenue from our annualized sports franchises (e.g., our global football franchise, Madden NFL, F1), our console, PC and mobile catalog titles, and our live services. We have added to the breadth of our portfolio in recent years by, among other things, launching Apex Legends, one of the most successful ongoing franchises in our industry, expanding the ways in which players can engage with The Sims 4, adding new modes through which players can engage with our sports franchises and by bringing new experiences to our portfolio through mergers and acquisitions activity. The breadth of our portfolio provides sources of re-occurring revenue which contribute to stability in our financial results. Revenue from our global football franchise, including the annualized console and PC game which is consistently one of the best-selling games in the marketplace, as well as from FIFA Ultimate Team, is material to our business and will continue to be so. Starting in fiscal year 2024, our global football franchise will transition to a new EA SPORTS FC brand. Our vision for the future of interactive football with EA SPORTS FC is to create the largest football club in the world, and we believe this is the right opportunity for us so that we can continue delivering innovation and growing to connect more fans on a global scale for years to come. We also seek to add to our portfolio by investing in developing and establishing new brands, as well as investing in our partnerships with external game developers to create games and content that we bring to market.
Live services net revenue, particularly extra content net revenue, has been material to our business, and we expect it to continue to be so. Through our live services offerings, we offer our players high-quality experiences designed to provide value to players and extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated outside of the sale of our base games. Our digital live services and other net revenue represented 71 percent of our total net revenue during fiscal year 2022. Our most popular live services are the extra content purchased for the Ultimate Team mode associated with our sports franchises and extra content purchased for our Apex Legends franchise. Ultimate Team allows players to collect current and former professional players in order to build and compete as a personalized team. Live services net revenue generated from extra content purchased within Ultimate Team, a substantial portion of which was derived from FIFA Ultimate Team, and for our Apex Legends franchise, is material to our business.
The strength of our mobile business has grown in recent years from net revenue of $727 million in fiscal year 2020 and $718 million in fiscal year 2021 to $1,059 million in fiscal year 2022. We expect new launches and acquired games, and live services as well as expertise and technologies leveraged across our portfolio, to drive further growth in mobile net revenue during fiscal year 2023. For example, we expect to launch Apex Legends Mobile, our first mobile experience based on the successful Apex Legends console and PC franchise in fiscal year 2023. And, in fiscal year 2022, we acquired Glu Mobile, Inc. and their portfolio of hit mobile franchises, as well as Playdemic Limited, makers of Golf Clash, one of the most successful ongoing mobile sports titles. These acquisitions bring new mobile franchises and live services, as well as the teams and technologies responsible for them, to our mobile portfolio and organization.
We are focused on reaching more players whenever and wherever they want to play and promoting positive play as they engage with our games and services. We aim to offer safe, fun and inclusive environments in which to play. For example, in certain of our games and countries in which we operate, we provide players with information about their engagement and tools that allow players, or their parents, more control of their experiences. We also monitor gameplay for disruptive behaviors through reporting tools and detection models designed to flag offensive or inappropriate language and take action as needed.
We believe that we can add value to our network by making it easier for players to connect to a world of play by offering choice of business model, distribution channel and device. Our games and services can be experienced on consoles, PCs, mobile phones, tablets, and reach our players through both digital distribution channels and retail channels. Players can access our games and services through traditional single-game purchase or through subscription offerings; and certain of our games and services are available through a “free-to-play” model whereby players download the game for free and engage with services provided on an ongoing basis. For example, we develop products and services within our global football franchise that allow players to engage through multiple business models, distribution channels and devices, including: (1) our annualized console and PC games and associated services, which can be purchased through both digital distribution and retail channels and also is available through subscription services; (2) FIFA Mobile, a mobile free-to-play offering; and (3) FIFA Online, a PC free-to-play game available in certain countries.
Digitally, our console games and live services can be purchased through third-party storefronts, such as the digital stores of our console partners. Our direct sales to Sony and Microsoft represented approximately 33 percent and 16 percent of total net revenue, respectively, in fiscal year 2022. Our mobile and tablet games and services are available through third-party application storefronts such as the Apple App Store and Google Play. Our PC games and services can be downloaded directly through Origin, EA’s digital storefront, as well as through third-party online download stores, such as Steam. We also partner with third parties to publish our mobile and PC games and services in certain Asian territories, such as our partnerships with Tencent Holdings Limited for FIFA Online in China and Nexon Co. Ltd. for FIFA Online in Korea. From time to time, third parties will publish games and services under a license to certain of our intellectual property assets.
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
Our Future Opportunity
We believe that the future of entertainment is interactive and that the consumption of entertainment and sports is deeply social, with players across our network using games to stay connected to friends, and to express themselves. While we continue to anchor our business on delivering amazing content and services to more players whenever and wherever they want to play, our goal is to build from our core alongside these secular shifts and invest in new areas of opportunity which we believe will translate into sustained growth. These include:
•Providing creation tools for the community to engage more deeply with our content and experiences;
•Aggregating and distributing our content and experiences to more players, on more platforms, in more geographies, and more business models; and
•Harnessing the power of the social ecosystems in and around our games.

We believe that our future growth will be influenced by our ability to realize the potential of our core while at the same time creating growth around that core. We aspire to create socially-connected ecosystems through which players can access amazing content, experiences, and tools that allow everyone to play, watch and create together.
Significant Relationships
Sony & Microsoft. Under the terms of agreements we have entered into with Sony Interactive Entertainment LLC and its affiliates and with Microsoft Corporation and its affiliates, we are authorized to develop, market, publish, and distribute disc-based products and services, and we authorize Sony and Microsoft to distribute our digital products and services, compatible with PlayStation and Xbox consoles, respectively. Under these agreements with Sony and Microsoft, we have the non-exclusive right to use, for a fixed term and in a designated territory, technology that is owned or licensed by them to publish our games on their respective consoles. With respect to our digitally-delivered products and services, the console manufacturers pay us either a wholesale price or a royalty percentage on the revenue they derive from their sales of our products and services. Our transactions for packaged goods products are made pursuant to individual purchase orders, which are accepted on a case-by case basis by Sony or Microsoft (or their designated replicators), as the case may be. For packaged goods products, we pay the console manufacturers a per-unit royalty for each unit manufactured. Many key commercial terms of our relationships with Sony and Microsoft — such as manufacturing terms, delivery times, policies and approval conditions — are determined unilaterally, and are subject to change by the console manufacturers.
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
Competition
The market for interactive entertainment is intensely competitive and changes rapidly as new products, business models and distribution channels are introduced. We also face competition for the right to use certain intellectual property included in our products. In order to remain successful, we are required to anticipate, sometimes years in advance, the ways in which our products and services will compete in the market. We face significant competition from companies such as Activision Blizzard, Take-Two Interactive, Ubisoft, Epic Games, Tencent, NetEase, Netmarble, Warner Brothers, Sony, Microsoft and Nintendo, primarily with respect to developing games and services that operate on consoles, PCs and/or mobile devices. In addition, the gaming, technology/internet, social networking and entertainment industries have converged in recent years which has brought us into more direct competition with larger, well-funded technology companies such as Amazon.com, Inc., Alphabet Inc., Meta Platforms, Inc., Microsoft Corporation, and Netflix, Inc. These companies have strengthened their interactive entertainment capabilities, and we expect them to continue to do so. Their greater financial and other resources may provide larger budgets to develop and market tools, technologies, products and services that gain consumer success and shift player time and engagement away from our products and services. We also continue to expect new entrants to emerge.
More broadly, we compete against providers of different sources of entertainment, such as movies, television, online casual entertainment and music that our players could enjoy in their free time. Important competitive factors in our industry include the ability to attract creative and technical talent, game quality and ease of use, innovation, compatibility of products with certain consoles and other distribution channels, brand recognition, reputation, reliability, security, creativity, price, marketing, and quality of customer service.

Recently, our industry has undergone a period of increased consolidation which increases competitive pressure on us as interactive entertainment companies grow through acquisition – such as Take Two Interactive’s recent acquisition of Zynga – or as larger, well-funded technology companies strengthen their interactive entertainment capabilities – such as Microsoft’s recently announced definitive agreement to acquire Activision Blizzard.
Intellectual Property and Technology
To establish and protect our intellectual property, we rely on a combination of copyrights, trademarks, patents, patent applications, trade secrets, know-how, license agreements, confidentiality provisions and procedures and other contractual provisions. We actively engage in enforcement and other activities to protect our intellectual property, but the laws of some countries in which we operate, particularly in Asia, either do not protect our intellectual property to the same extent as the laws of the United States or are poorly enforced. As our digital business has grown, our games and services increasingly depend on the reliability, availability and security of our technological infrastructure. Our industry is prone to, and our systems and networks are subject to actions by malfeasant actors, such as cyber-attacks and other information security incidents, including ransomware attacks. While we devote financial and operational resources to implement systems, processes and technologies to guard against cyber events and to help protect our intellectual property, employee and consumer data and information technology systems against intrusions or other security breaches, we have experienced such events in the past and expect future events to occur. In addition, we engage in activities designed to limit the impact of abuse of our digital products and services, including monitoring our games for evidence of exploitation and re-balancing our game environments in the event that such abuse is discovered.
Governmental Regulation
We are a global company subject to various and complex laws and regulations domestically and internationally, including laws and regulations related to gaming, user privacy, data collection and retention, consumer protection, protection of minors, online safety, content, advertising, localization, information security, intellectual property, competition, sanctions, addressing climate change, taxation, and employment, among others. Many of these laws and regulations are continuously evolving and developing, and the application to, and impact on, us is uncertain. Certain of our business models are subject to new laws or regulations or evolving interpretations and application of existing laws and regulations, including those related to gambling. The growth and development of electronic commerce, virtual items and virtual currency has prompted calls for new laws and regulations and resulted in the application of existing laws or regulations that have limited or restricted the sale of our products and services in certain territories.
Seasonality
We have historically experienced the highest percentage of our net bookings in our third fiscal quarter due to seasonal holiday demand and the launch timing of our games. While we expect this trend to continue in fiscal year 2023, there is no assurance that it will.
Human Capital
An inclusive, healthy and safe culture and diverse and engaged workforce is essential to our ability to execute our growth opportunities and build on-going and meaningful relationships with our communities. As a knowledge-based business, our ability to attract, train, motivate and retain qualified employees is a critical factor in the successful development of our products and services. As of March 31, 2022, we employed approximately 12,900 people globally, with 64 percent located internationally. Our Board and its Committees oversee our human capital management programs, practices and strategies and additional information on how they oversee these matters can be found in our annual Proxy Statement.

We are focused on supporting our employees across the full employee lifecycle and have implemented programs and practices designed to promote inclusion and diversity, employee engagement and employee wellness. For example, we support employee resource groups (“ERGs”) which are a critical component of our people strategy, bringing together employees with common interests or backgrounds to develop themselves personally and professionally, as well as supporting the Company’s goals and objectives. Our ERGs also celebrate allyship, a critical component for connecting employees and creating a sense of belonging. In addition, to support our employees during the COVID-19 pandemic, we have enhanced our programs to provide additional temporary support, including payments to assist with work from home costs and care needs, a pandemic care leave program, and additional services for mental and physical health.

Inclusion and Diversity
The global market for our products and services is diverse. We believe that a diverse, equitable and inclusive workplace that creates representative games and promotes positive play will engage a greater audience and lead to growth in our business. And, creating amazing games and services starts with a workplace that is as diverse as the communities we serve. We work to embed inclusion across our systems and processes in order to (1) attract, develop and retain talent that can thrive and do their best work, (2) develop relatable content and games, (3) enable expansion into new and diverse markets and (4) bridge to better representation that authentically reflects players around the world.
Our most recently published Company-wide gender and racial/ethnic representation, as well as our EEO-1 report (U.S. government reporting), are available on our website at https://www.ea.com/commitments/inclusion-and-diversity. To accelerate our progress with respect to representation, we strive to (1) create inclusive people systems and practices with diversity, equity and inclusion at the center, (2) create a belonging culture that welcomes different viewpoints and enables employees to do the best work of their careers, and (3) equip leaders with training and education that increases understanding and provides tools and behaviors to be inclusive managers.
Our commitments to inclusion, diversity and equity extend to compensating our employees fairly based on the work that they perform. We consider our pay equity philosophy at each stage at which compensation decisions are made, including when hiring and promoting employees and through our annual review cycle. In addition, we annually partner with an independent outside firm to review employees’ pay and promote fairness and a lack of unconscious bias in our compensation philosophy and practices, resulting in equitable base pay.
Talent Acquisition, Development and Retention
Our talent planning and hiring strategies are aligned with our strategic vision. We are building a diverse and talented workforce to shape the future of our business, and are committed to the development and growth of the next generation of diverse talent through community outreach and STEAM (Science, Technology, Engineering, Arts and Mathematics) education. We are dedicated to recruitment, hiring and development practices that promote the growth of underrepresented talent. Substantially all of our hiring includes diverse candidates in the initial pool, and we go further by setting aspirational targets for the inclusion of candidates from underrepresented communities at later stages of the recruiting process that we believe can lead to better outcomes. This strategic focus on hiring has led to positive hiring outcomes, including at the executive level. In each of the last four years, we have hired underrepresented talent above our current representation rates.
We are focused on promoting the total wellness of our people and maintain resources, programs and services to support employees' physical, mental, familial and financial health. We offer a wide range of benefits, such as comprehensive health insurance and time-off and leave programs, including specialized programs around key life events.
All regular, full-time employees are asked to complete an Engagement Survey twice per year, which helps EA understand how to improve the employee experience. 81 percent of employees participated in our most recent Engagement Survey, conducted in December 2021. We also conduct regular manager surveys, and during fiscal year 2022, offered ongoing access to targeted surveys to better understand the needs of our employees as they navigated the COVID-19 pandemic. Results of all employee surveys are evaluated and shared across the organization, including with our Board of Directors, and inform opportunities for further improvement in our people practices.
Investor Information
Our website address is www.ea.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as amended, are available free of charge on the Investor Relations section of our website at http://ir.ea.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We announce material financial information and business updates through our SEC filings, press releases, public conference calls and webcasts, the Investor Relations section of our website at http://ir.ea.com, our blog at https://www.ea.com/news and through our Twitter account @EA. Except as expressly set forth in this Form 10-K annual report, the contents of our website, 2021 Impact Report and/or social media accounts are not incorporated into, or otherwise to be regarded as part of this report.

Company Information
We were incorporated originally in California in 1982. In September 1991, we were reincorporated under the laws of Delaware. Our principal executive offices are located at 209 Redwood Shores Parkway, Redwood City, California 94065 and our telephone number is (650) 628-1500.
Information About Our Executive Officers
The following table sets forth information regarding our executive officers as of May 25, 2022:

Name	Age	Position
Andrew Wilson	47	Chief Executive Officer, Chair of the Board
Christopher Suh	51	Chief Financial Officer
Laura Miele	52	Chief Operating Officer
Kenneth Moss	56	Chief Technology Officer
Christopher Bruzzo	52	Chief Experience Officer
Mala Singh	51	Chief People Officer
Jacob J. Schatz	53	Chief Legal Officer & Corporate Secretary
Eric Kelly	50	Vice President, Chief Accounting Officer
Mr. Wilson has served as EA’s Chief Executive Officer and as a director of EA since September 2013 and was appointed Chair of the Board of Directors in August 2021. Prior to his appointment as our Chief Executive Officer, Mr. Wilson held several positions within the Company since joining EA in May 2000, including Executive Vice President, EA SPORTS from August 2011 to September 2013. Mr. Wilson also serves as chairman of the board of the privately-held World Surf League and is a member of the Board of Trustees of the Paley Center for Media. Mr. Wilson has served on the board of directors of Intel Corporation within the last five years.
Mr. Suh has served as EA's Chief Financial Officer since March 2022. Prior to joining EA, Mr. Suh had a 25-year career at Microsoft Corporation, a technology company, serving most recently as Corporate Vice President and Chief Financial Officer of its Cloud & AI division from January 2018 to February 2022 and as General Manager, Investor Relations from January 2013 to January 2018. Mr. Suh received both his MBA and undergraduate degrees from the University of Washington. Mr. Suh also serves on the Board of Directors of Cardlytics, Inc.
Ms. Miele has served as EA's Chief Operating Officer since October 2021. Ms. Miele joined the Company in March 1996 and has held several positions at the Company, including Chief Studios Officer from April 2018 to October 2021, Executive Vice President, Global Publishing from April 2016 to April 2018, and several senior roles in the Company's marketing organization.
Mr. Moss has served as EA's Chief Technology Officer since July 2014. He served as Vice President of Market Places Technology, Science and Data at eBay Inc. from November 2011 to July 2014. Prior to joining eBay, he co-founded CrowdEye, Inc. and served as its Chief Executive Officer from October 2008 to November 2011. Prior to CrowdEye, Mr. Moss served in various technology roles at Microsoft, including leadership roles, for 20 years. Mr. Moss graduated from Princeton University.
Mr. Bruzzo has served as EA's Chief Experience Officer since September 2021. Mr. Bruzzo has been with EA since 2014, serving as Executive Vice President, Marketing, Commercial and Positive Play from October 2020 to September 2021 and as Chief Marketing Officer from September 2014 to October 2020. Prior to joining EA, he served as Senior Vice President at Starbucks Corporation from June 2011 to August 2014. Mr. Bruzzo graduated from Whitworth University. Mr. Bruzzo serves on the Board of Directors of Boot Barn Holdings, Inc.
Ms. Singh has served as EA's Chief People Officer since October 2016. Ms. Singh was previously employed by EA from 2009 to 2013, serving as Vice President, Human Resources, EA Labels from 2011 to 2013. Prior to rejoining EA, Ms. Singh served as the Chief People Officer of Minted, LLC from January 2014 to October 2016. Ms. Singh earned both her undergraduate and graduate degrees from Rutgers University - New Brunswick. Ms. Singh also serves on the Board of Directors of Sovos Brands.
Mr. Schatz, EA’s Chief Legal Officer, has led EA's legal function and served as Corporate Secretary since June 2014. Mr. Schatz joined EA in 1999, holding several roles within EA's legal department until his appointment as General Counsel in 2014. Mr. Schatz earned his J.D. from Georgetown University Law Center, and received his undergraduate degree from Pomona

College. Mr. Schatz is a member of the Bar of the State of California and is admitted to practice in the United States Supreme Court, the Ninth Circuit Court of Appeals and several United States District Courts.
Mr. Kelly has served as EA's Chief Accounting Officer since August 2021. Since joining EA in 2003, Mr. Kelly has held several positions within EA's finance organization, including Vice President and Worldwide Controller from January 2014 to August 2021 and finance leadership roles such as CFO of Asia and European Financial Controller. Mr. Kelly holds a B.S. in Accounting from Villanova University and is a licensed Certified Public Accountant.

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
Competition in our business is intense. Many new products and services are regularly introduced, but only a relatively small number of products and associated services drive significant engagement and account for a significant portion of total revenue. Our competitors range from established interactive entertainment companies to emerging start-ups. In addition, the gaming, technology/internet, and entertainment industries have converged in recent years and larger, well-funded technology companies have strengthened their interactive entertainment capabilities resulting in more direct competition with us. We expect them to continue to pursue and strengthen these businesses. Their greater financial and other resources may provide larger budgets to recruit our key creative and technical talent, develop and market products and services that gain consumer success and shift player time and engagement away from our products and services, or otherwise disrupt our operations. We also expect new competitors to continue to emerge throughout the world. If our competitors develop more successful and engaging products or services, offer competitive products or services at lower price points, or if we do not continue to develop consistently high-quality, well-received and engaging products and services, or if our marketing strategies are not innovative or fail to resonate with players, particularly during key selling periods, our revenue, margins, and profitability will decline.
We strive to create innovative and high-quality products and services that allow us to build on-going and meaningful relationships with our community. However, innovative and high-quality titles, even if highly-reviewed, may not meet our expectations or the expectations of our players. Many financially successful products and services within our industry are iterations of prior titles with large established consumer bases and significant brand recognition, which makes competing in certain categories challenging. In addition, products or services of our direct competitors or other entertainment companies may take a larger portion of consumer spending or time than we anticipate, which could cause our products and services to underperform relative to our expectations. A significant portion of our revenue historically has been derived from products and services based on a few popular franchises, and the underperformance of a single major title has had, and could in the future have, a material adverse impact on our financial results. For example, we have historically derived a significant portion of our net revenue from sales related to our global football franchise, annualized versions of which are consistently one of the best-selling games in the marketplace. Any events or circumstances that negatively impact our global football franchise, such as product or service quality, our transition to a new EA SPORTS FC brand, other products that take a portion of consumer spending and time, the delay or cancellation of a product or service launch, increased competition for key licenses, or real or perceived security risks, could negatively impact our financial results to a disproportionate extent.
The increased importance of live services, including extra content, to our business heightens the risks associated with the products for which such live services are offered. Live services that are either poorly-received or provided in connection with underperforming games may generate lower than expected sales. Any lapse, delay or failure in our ability to provide high-quality live services content to consumers over an extended period of time could materially and adversely affect our financial results, consumer engagement with our live services, and cause harm to our reputation and brand. Our most popular live services are the extra content available for the Ultimate Team mode associated with our sports franchises and extra content purchased within Apex Legends. Any events or circumstances that negatively impact our ability to reliably provide content or sustain engagement for Ultimate Team, particularly FIFA Ultimate Team, or Apex Legends, would negatively impact our financial results to a disproportionate extent.
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
We also seek to release certain products and extra content for our live services - such as our sports franchises and the associated Ultimate Team live service - in conjunction with key events, such as the beginning of a sports season, events associated with the sports calendar, or the release of a related movie. If such seasons or events were delayed, cancelled or poorly received, our business and operating results could be materially adversely affected.
Our industry changes rapidly and we may fail to anticipate or successfully implement new or evolving technologies, or adopt successful business strategies, distribution methods or services.
Rapid changes in our industry require us to anticipate, sometimes years in advance, the ways in which our business can remain competitive in the market. We have invested, and in the future may invest, in new business and marketing strategies, tools and technologies, distribution methods, products, and services. There can be no assurance that these strategic investments will achieve expected returns. For example, we are investing in our mobile business through seeking to maximize our mobile live services, meaningfully expanding key franchises on the mobile platform and through mergers and acquisitions activity. Successfully monetizing mobile games is difficult and requires that we deliver valuable and entertaining player experiences that engage significant number of players or that we are able to otherwise monetize our mobile games. The success of our mobile games depends, in part, on unpredictable and volatile factors beyond our control including consumer preferences, competing games, new mobile platforms and the availability of other entertainment experiences. Such endeavors involve significant risks and uncertainties. No assurance can be given that the tools and technology we choose to implement, the business and marketing strategies we choose to adopt and the products, services and platform strategies that we pursue will achieve financial results that meet or exceed our expectations. Our reputation and brand could also be adversely affected. We also may miss opportunities or fail to respond quickly enough to industry change, including the adoption of tools and technology or distribution methods or develop products, services or new ways to engage with our games that become popular with consumers, which could adversely affect our financial results.
Our product and service development process usually starts with particular platforms and distribution methods in mind, and a range of technical development, feature and ongoing goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly and in a way that better engages consumers. In either case, our products and services may be technologically inferior to those of our competitors, less appealing to consumers, or both. If we cannot achieve our goals within the original development schedule for our products and services, then we may delay their release until these goals can be achieved, which may delay or reduce revenue and increase our development expenses. Alternatively, we may increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our product or service launch schedule or to keep up with our competition, which would increase our development expenses.
Stakeholders have high expectations for the quality and integrity of our business, culture, products and services. We may be unsuccessful in meeting these expectations or make business decisions to meet these expectations that impact our short-term financial results.
Expectations regarding the quality, performance and integrity of our business, culture, products and services are high. Players and other stakeholders have sometimes been critical of our industry, brands, products, services, online communities, business models and/or practices for a wide variety of reasons, including perceptions about gameplay fun, fairness, game content, features or services, or objections to certain of our practices. These negative responses may not be foreseeable. We also may not effectively manage our responses because of reasons within or outside of our control. For example, we have included in certain games the ability for players to purchase digital items, including in some instances virtual “packs”, “boxes” or “crates” that contain variable digital items. The inclusion of variable digital items in certain games has attracted the attention of our community and if the future implementation of these features creates a negative perception of gameplay fairness or other negative perceptions, our reputation and brand could be harmed and revenue could be negatively impacted. In addition, we have taken actions, including delaying the release of our games and delaying or discontinuing content, features and services for our games, after taking into consideration, among other things, feedback from our community or geopolitical events even if those decisions negatively impacted our operating results in the short term. For example, in response to the current conflict in Ukraine, we stopped sales of our games and content in Russia and Belarus, worked with our platform partners to remove our games and live services from their stores, and took other actions. These actions had a negative impact on our financial results and may impact our future development processes. We expect to continue to take actions as appropriate, including actions that may result in additional expenditures and the loss of revenue.
We aim to offer our players fun, fair and safe environments in which to play and invest in, and deploy, tools and technologies to promote positive play and facilitate players’ faith in their gameplay experience. Although we expend resources, and expect to continue to expend resources, to promote positive play, our efforts may not be successful due to scale, limitations of existing technologies or other factors. If our efforts are unsuccessful, negative sentiment about our business may increase and our brand and reputation may be harmed, scrutiny from governmental bodies and consumer groups may occur, and our financial and operating results may be adversely impacted.
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
We contract with external game developers to develop our games or to publish or distribute their games. While we maintain contractual protections, we have less control over the product development schedules of games developed by external developers. We depend on their ability to meet product development schedules which could be negatively affected by, among other things, distributed workforce models. In addition, disputes occasionally arise with external developers, including with respect to game content, launch timing, achievement of certain milestones, the game development timeline, marketing campaigns, contractual terms and interpretation. If we have disputes with external developers or they cannot meet product development schedules, acquire certain approvals or are otherwise unable or unwilling to honor their obligations to us, we may delay or cancel previously announced games, alter our launch schedule or experience increased costs and expenses, which could result in a delay or significant shortfall in anticipated revenue, harm our profitability and reputation, and cause our financial results to be materially affected.
Our business depends on the success and availability of consoles, systems and devices developed by third parties and our ability to develop commercially successful products and services for those consoles, systems and devices.
The success of our business is driven in part by the commercial success and adequate supply of third-party consoles, systems and devices for which we develop our products and services or through which our products and services are distributed. Our success depends in part on accurately predicting which consoles, systems and devices will be successful in the marketplace and providing engaging and commercially successful games and services for those consoles, systems and devices. We must make product development decisions and commit significant resources well in advance of the commercial availability of new consoles, systems and devices, and we may incur significant expense to adjust our product portfolio and development efforts in response to changing consumer preferences. We may enter into certain exclusive licensing arrangements that affect our ability to deliver or market products or services on certain consoles, systems or devices. A console, system or device for which we are developing products and services may not succeed as expected and we may be unable to fully recover the investments we have made in developing our products and services; or new consoles, systems or devices may take market share away from those for which we have devoted significant resources, causing us to not be able to reach our intended audience and take advantage of meaningful revenue opportunities.
In fiscal year 2021, our key console partners Sony and Microsoft each released new generation consoles. In periods of transition, sales of products for legacy generation consoles typically slow or decline in response to the introduction of new consoles, and sales of products for new generation consoles typically stabilize only after new consoles are widely-established with the consumer base. This console transition may have a comparable impact on our live services business, potentially increasing the impact on our financial results. The transition could accelerate faster or slower than we expect. For example, production of new generation consoles from Sony and Microsoft has been slower than expected because of semiconductor chip shortages and global supply chain disruptions. We do not control the unit volumes of consoles made available for sale, the pricing or appeal of new generation consoles, or the rates at which consumers purchase these consoles. For a period of time, we will also develop, market and operate games and services on both legacy and new generation consoles simultaneously. As a result of these factors, our operating results during console transitions may be more volatile and difficult to predict.

We may experience declines or fluctuations in the re-occurring portion of our business.
Our business model includes revenue that we deem re-occurring in nature, such as revenue from our annualized sports franchises (e.g., Madden NFL, global football), our console, PC and mobile catalog titles (i.e., titles that did not launch in the current fiscal year), and our live services. While we have been able to forecast the revenue from these areas of our business with greater relative confidence than for new games, services and business models, we cannot provide assurances that consumer demand will remain consistent, including in connection with circumstances outside of our control. Furthermore, we may cease to offer games and services that we previously had deemed to be re-occurring in nature. Consumer demand has declined and fluctuated, and could in the future decline or fluctuate, as a result of a number of factors, including their level of satisfaction with our games and services, our ability to improve and innovate our annualized titles, our ability to adapt our games and services to new distribution channels and business models, outages and disruptions of online services, the games and services offered by our competitors, our marketing and advertising efforts or declines in consumer activity generally as a result of economic downturns, among others. The reception to our sports games also depends, in part, on the popularity, reputation and brand of the leagues, organizations and individual athletes with whom we partner. Events and circumstances outside of our control that have a negative impact on the accessibility, popularity, reputation and brand of these partners has impacted, and could in the future negatively impact, sales related to our annualized sports games. Any decline or fluctuation in the re-occurring portion of our business may have a negative impact on our financial and operating results.
We could fail to successfully adopt new business models.
From time to time we seek to establish and implement new business models. Forecasting the success of any new business model is inherently uncertain and depends on a number of factors both within and outside of our control. Our actual revenue and profit for these businesses may be significantly greater or less than our forecasts. In addition, these new business models could fail, resulting in the loss of our investment in the development and infrastructure needed to support these new business models, as well as the opportunity cost of diverting management and financial resources away from more successful and established businesses. For example, we have devoted financial and operational resources to our subscription offerings without any assurance that these businesses will be financially successful. While we anticipate growth in this area of our business, consumer demand is difficult to predict. Any failure to successfully implement new business models could materially impact our financial and operating results.
Acquisitions, investments, divestitures and other strategic transactions could result in operating difficulties and other negative consequences.
We have made and may continue to make acquisitions or enter into other strategic transactions including (1) acquisitions of companies, businesses, intellectual properties, and other assets, (2) investments in, or transactions with, strategic partners, and (3) investments in new businesses as part of our long-term business strategy. These acquisitions and other transactions involve significant challenges and risks including that the transaction does not advance our business strategy or strategic goals, that we do not realize a satisfactory return on our investment or cannot realize anticipated tax benefits, that we acquire liabilities and/or litigation from acquired companies or liabilities and/or litigation results from the transactions, that our due diligence process does not identify significant issues, liabilities or other challenges, diversion of management’s attention from our other businesses, and the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased cash and non-cash expenses. In addition, we may not integrate these businesses successfully or achieve expected synergies. For example, we may experience difficulties and costs associated with the integration of business systems and technologies, and acquired products and services, the integration and retention of new employees, the implementation of our internal control and compliance procedures and/or the remediation of the internal control and compliance environment of the acquired entity, or the maintenance of key business and customer relationships. These events could harm our operating results or financial condition.
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
We rely on various business partners, including platform partners, third-party service providers, vendors, licensing partners, development partners and licensees. Their actions may put our business and our reputation and brand at risk. For example, we may have disputes with our business partners that may impact our business and/or financial results. In many cases, our business partners may be given access to sensitive and proprietary information in order to provide services and support, and they may misappropriate our information and engage in unauthorized use of it. In addition, the failure of these third parties to provide adequate services and technologies, or the failure of the third parties to adequately maintain or update their services and technologies, could result in a disruption to our business operations. Further, disruptions in the financial markets, economic downturns, poor business decisions, or reputational harm may adversely affect our business partners and they may not be able to continue honoring their obligations to us or we may cease our arrangements with them. Alternative arrangements and services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner or vendor. If we lose one or more significant business partners, our business could be harmed and our financial results could be materially affected.
OPERATIONAL RISKS
The COVID-19 pandemic and the various responses to it have affected how we are operating our business and the duration and extent to which this will impact our future operations and financial results is uncertain.
The COVID-19 pandemic and the various responses to it have affected how we and our partners are operating our businesses and have affected our operating results. The duration and extent to which this will impact our future operations and results remains uncertain. We have established and continue to maintain, protocols to promote the health and safety of our workforce and business partners. We are beginning to re-open our office locations and resume business travel as it is appropriate to do so, consistent with the health and safety of our employees and in compliance with any local legal restrictions or requirements. The reintroduction of employees to the workplace could introduce operational risk, negatively impact productivity, and give rise to claims by employees or otherwise adversely affect our business. As we begin to re-open our offices, employees may be offered more flexibility in the amount of time they work in an office, which may adversely impact the productivity of certain employees. The long-term effects of the COVID-19 pandemic on the future of work are not certain and may present operational challenges and impact our ability to attract and retain talent, and our teams’ ability to collaborate creatively, each of which may adversely affect our business.
Certain of our development teams have worked for an extended period in a distributed environment, whereas these teams historically collaborated in-person on the creative and technical process required to develop high-quality products and services at scale. This has disrupted, and may continue to disrupt, the productivity of our workforce and the creative process to which our teams are accustomed. Companies in our industry have experienced issues related to game and service quality during the current work-from-home period, and we have changed the launch date of key products because of challenges associated with a distributed development environment. In addition, the longer-term impact to our creative and technical development processes is unknown and the associated risks, including with respect to game quality and developmental delays, which may cause us to delay or cancel additional release dates, may be heightened as the work-from-home period persists.
The extent of the impact of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the duration and spread of the pandemic, future waves of COVID-19 infections and variants, the extent, speed and effectiveness of worldwide containment and vaccination efforts and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to flexibly respond to and manage the impact of these and other currently unknown impacts related to the COVID-19 pandemic, our business will be harmed.

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
We recognize the inherent physical risks associated with climate change. Natural disasters and weather events linked to climate change are increasing in size and scope and certain of our office locations are located in areas that are vulnerable to climate change effects. Climate-related events and their impact on critical infrastructure in areas in which we do business have the potential to disrupt our business and operations, and/or the businesses and operations of our partners, and may cause us to incur additional costs to maintain or resume operations.
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
The integrity of our and our partners’ information technology networks and systems is critical to our ongoing operations, products, and services. Our industry is prone to, and our systems and networks are subject to actions by malfeasant actors, which may include individuals or groups, including state-sponsored attackers. These actions include cyber-attacks, including ransomware, and other information security incidents that seek to exploit, disable, damage, and/or disrupt our networks, business operations, products and services and supporting technological infrastructure, or gain access to consumer and employee personal information, our intellectual property and other assets. In addition, our systems and networks could be harmed or improperly accessed due to error by employees or third parties that are authorized to access these networks and systems. We also rely on technological infrastructure provided by third-party business partners to support the online functionality of our products and services, who are also subject to these same cyber risks. Both our partners and we have expended, and expect to continue to expend, financial and operational resources to guard against cyber risks and to help protect our data and systems. However, the techniques used by malfeasant actors change frequently, continue to evolve in sophistication and volume, and often are not detected for long periods of time.
As a result of the COVID-19 pandemic, remote access to our networks and systems, and the networks and systems of our partners, has increased substantially. We expect to resume operations in our offices under a hybrid work model where our workforce will spend a portion of their time working in offices and a portion of time working remotely. While we and our partners have taken steps to secure our networks and systems, these networks and systems may be more vulnerable to a successful cyber-attack or information security incident in this hybrid working model. The costs to respond to, mitigate, and/or notify affected parties of cyber-attacks and other security vulnerabilities are significant. It may also be necessary for us to take additional extraordinary measures and make additional expenditures to take appropriate responsive and preventative steps. In addition, such events could compromise the confidentiality, integrity, or accessibility of these networks and systems or result in the compromise or loss of the data, including personal data, processed by these systems. Consequences of such events, responsive measures and preventative measures have included, and could in the future include, the loss of proprietary and personal data and interruptions or delays in our business operations, exploitation of our data, as well as loss of player confidence and damage to our brand and reputation, financial expenses and financial loss. In addition, such events could cause us to be non-compliant with applicable regulations, and subject us to legal claims or penalties under laws protecting the privacy or security of personal information or proprietary material information. We have experienced such events in the past and expect future events to occur.

In addition, the virtual economies that we have established in many of our games are subject to abuse, exploitation and other forms of fraudulent activity that can negatively impact our business. Virtual economies involve the use of virtual currency and/or virtual assets that can be used or redeemed by a player within a particular game or service. The abuse or exploitation of our virtual economies have included the illegitimate or unauthorized generation and sale of virtual items, including in black markets. Our online services have been impacted by in-game exploits and the use of automated or other fraudulent processes designed to generate virtual items or currency illegitimately or to execute account takeover attacks against our players. We anticipate such activity to continue. These abuses and exploits, and the steps that we take to address these abuses and exploits may result in a loss of anticipated revenue, increased costs to protect against or remediate these issues, interfere with players’ enjoyment of a balanced game environment or cause harm to our reputation and brand.
We may experience outages, disruptions or degradations in our services, products and/or technological infrastructure.
The reliable performance of our products and services depends on the continuing operation and availability of our information technology systems and those of our external service providers, including third-party “cloud” computing services. Our games and services are complex software products and maintaining the sophisticated internal and external technological infrastructure required to reliably deliver these games and services is expensive and complicated. The reliable delivery and stability of our products and services has been, and could in the future be, adversely impacted by outages, disruptions, failures or degradations in our network and related infrastructure, as well as in the online platforms or services of key business partners that offer, support or host our products and services. In addition, the supply chain of hardware needed to maintain this technological infrastructure has been disrupted and geopolitical events, including the Russian invasion of Ukraine and any indirect effects, may further complicate existing supply chain constraints. The reliability and stability of our products and services has been affected by events outside of our control as well as by events within our control, such as the migration of data among data centers and to third-party hosted environments, the performance of upgrades and maintenance on our systems, and online demand for our products and services that exceeds the capabilities of our technological infrastructure.
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
Our business depends on our ability to attract, train, motivate and retain executive, technical, creative, marketing and other personnel that are essential to the development, marketing and support of our products and services. The market for highly-skilled workers and leaders in our industry is extremely competitive, particularly in the geographic locations in which many of our key personnel are located and has recently intensified further due to industry trends. In addition, our leading position within the interactive entertainment industry makes us a prime target for recruiting our executives, as well as key creative and technical talent. We strive to provide a workplace culture that is diverse, equitable, inclusive and safe and have invested in policies, practices, tools and people in this regard. If we cannot successfully recruit, train, motivate and retain qualified employees, develop and maintain a diverse, equitable, inclusive and safe work environment, or replace key employees following their departure, our reputation and brand may be negatively impacted and our ability to develop and manage our business will be impaired.
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
In addition, our license agreements typically provide these partners with significant control over the approval and distribution of the products and services that we develop for their consoles, systems and devices. For products and services delivered via digital channels, each respective partner has policies and guidelines that control the promotion and distribution of these titles and the features and functionalities that we are permitted to offer through the channel. Our partners could choose to exclude our products and services from, or de-emphasize the promotion of our products and services within, some or all of their distribution channels in order to promote their own products and services or those of our competitors. In addition, we are dependent on these partners to invest in, and upgrade, the capabilities of their systems in a manner that corresponds to the preferences of consumers. Failure by these partners to keep pace with consumer preferences could have an adverse impact on the engagement with our products and services and our ability to merchandise and commercialize our products and services which could harm our business and/or financial results.
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
Third party vendors and business partners receive access to certain information that we collect. These vendors and business partners may not prevent data security breaches with respect to the information we provide them or fully enforce our policies, contractual obligations and disclosures regarding the collection, use, storage, transfer and retention of personal data. A data security breach of one of our vendors or business partners could cause reputational and financial harm to them and us, negatively impact our ability to offer our products and services, and could result in legal liability, costly remedial measures, governmental and regulatory investigations, harm our profitability, reputation and brand, and/or cause our financial results to be materially affected.
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
We are a global company subject to various and complex laws and regulations domestically and internationally, including laws and regulations related to consumer protection, protection of minors, online safety, content, advertising, localization, information security, intellectual property, competition, sanctions, addressing climate change, taxation, and employment, among others. Many of these laws and regulations are continuously evolving and developing, and the application to, and impact on, us is uncertain. These laws could harm our business by limiting the products and services we can offer consumers or the manner in which we offer them. The costs of compliance with these laws may increase in the future as a result of changes in applicable laws or changes to interpretation. Any failure on our part to comply with these laws or the application of these laws in an unanticipated manner may harm our business and result in penalties or significant legal liability.
Certain of our business models and features within our games and services are subject to new laws or regulations or evolving interpretations and application of existing laws and regulations, including those related to gambling. The growth and development of electronic commerce, virtual items and virtual currency has prompted calls for new laws and regulations and resulted in the application of existing laws or regulations that have limited or restricted the sale of our products and services in certain territories. For example, governmental organizations have applied existing laws and regulations to certain mechanics commonly included within our games, including the Ultimate Team mode associated with our sports franchises. In addition, we include modes in our games that allow players to compete against each other and manage player competitions that are based on our products and services. Although we structure and operate our skill-based competitions with applicable laws in mind, including those related to gambling, our skill-based competitions in the future could become subject to evolving laws and regulations. We are also introducing features into our games and services that allow players to create and share user-generated content. Such content may be objectionable or offensive and decrease engagement with our products and services, cause a loss of confidence in our brands and expose us to liability and regulatory oversight, particularly as applicable global laws and regulations are introduced and evolve. New laws related to these business models and features or the interpretation or application of current laws could subject us to additional regulation and oversight, cause us to further limit or restrict the sale of our products and services or otherwise impact our products and services, lessen the engagement with, and growth of, profitable business models, and expose us to increased compliance costs, significant liability, fines, penalties and harm to our reputation and brand.
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
International sales are a fundamental part of our business. For our fiscal year ended March 31, 2022, international net revenue comprised 57 percent of our total net revenue, and we expect our international business to continue to account for a significant portion of our total net revenue. As a result of our international sales, and also the denomination of our foreign investments and our cash and cash equivalents in foreign currencies, we are exposed to the effects of fluctuations in foreign currency exchange rates, and volatility in foreign currency exchange rates remains elevated as compared to historic levels. Strengthening of the U.S. dollar, particularly relative to the Euro, British pound sterling, Australian dollar, Japanese yen, Chinese yuan, South Korean won and Polish zloty, has a negative impact on our reported international net revenue but a positive impact on our reported international operating expenses (particularly when the U.S. dollar strengthens against the Swedish krona and the Canadian dollar) because these amounts are translated at lower rates. We use foreign currency hedging contracts to mitigate some foreign currency risk. However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. In addition, interest rate volatility can decrease the amount of interest earned on our cash, cash equivalents and short-term investment portfolio.

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
Changes to U.S. federal, state or international tax laws or their applicability to corporate multinationals in the countries in which we do business, particularly in Switzerland, where our international business is headquartered, and actions we have taken in our business with respect to such laws, have affected, and could continue to affect, our effective tax rates and cash taxes, and could cause us to change the way in which we structure our business and result in other costs. In particular, recently proposed changes to tax regulations in the United States and among the countries in the Organization for Economic Co-operation and Development could materially impact our provision for income taxes and cash taxes. Our effective tax rate also could be adversely affected by changes in our valuation allowances for deferred tax assets. Our valuation allowances, in turn, can be impacted by several factors with respect to our business and industry. Significant judgment is involved in determining the amount of valuation allowances, and actual financial results also may differ materially from our current estimates and could have a material impact on our assessments.
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
Our business is subject to economic, market, public health and geopolitical conditions, which are beyond our control. The United States and other international economies have experienced cyclical downturns from time to time. Worsening economic conditions, political instability, and adverse political developments in or around any of the countries in which we do business, particularly conditions that negatively impact discretionary consumer spending and consumer demand or increase our operating costs, including conflict, inflation, slower growth, recession and other macroeconomic conditions have had, and could continue to have, a material adverse impact on our business and operating results. In addition, relations between the United States and countries in which we have operations and sales have fluctuated over time resulting in the adoption or expansion of trade restrictions, including economic sanctions, that have a negative impact on our financial results and development processes.
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

PART II
Item 5:     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Holders
There were approximately 674 holders of record of our common stock as of May 23, 2022. In addition, a significant number of beneficial owners of our common stock hold their shares in street name. Our common stock is traded on the Nasdaq Global Select Market under the symbol “EA”.
Dividends
In November 2020, we initiated and declared a quarterly cash dividend of $0.17 per share of common stock, which was recently increased to $0.19 per share of common stock in May 2022. We paid aggregate cash dividends of $193 million during the fiscal year ended March 31, 2022. We currently expect to continue to pay comparable cash dividends on a quarterly basis in the future; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors or a designated Committee of our Board of Directors.
Issuer Purchases of Equity Securities
In November 2020, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. This stock repurchase program expires on November 4, 2022. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. We repurchased approximately 9.5 million shares for approximately $1,300 million under this program during the fiscal year ended March 31, 2022. We are actively repurchasing shares under this program.
The following table summarizes the number of shares repurchased in the fourth quarter of the fiscal year ended March 31, 2022:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
January 2, 2022 - January 29, 2022	734,201	$133.52	734,201	$877
January 30, 2022 - February 26, 2022	736,647	$133.07	736,647	$779
February 27, 2022 - April 2, 2022	1,025,385	$125.79	1,025,385	$650
	2,496,233	$130.21	2,496,233
Stock Performance Graph
The following information shall not be deemed to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent that we specifically incorporate it by reference into a filing.
The following graph shows a five-year comparison of cumulative total returns during the period from March 31, 2017 through March 31, 2022, for our common stock, the S&P 500 Index (to which EA was added in July 2002), the Nasdaq Composite Index, and the RDG Technology Composite Index, each of which assumes an initial value of $100. Each measurement point is as of the end of each fiscal year. The performance of our stock depicted in the following graph is not necessarily indicative of the future performance of our stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Electronic Arts Inc., the S&P 500 Index, the Nasdaq Composite Index,
and the RDG Technology Composite Index

*	Based on $100 invested on March 31, 2017 in stock or index, including reinvestment of dividends.

	March 31,
	2017	2018	2019	2020	2021	2022
Electronic Arts Inc.	$100	$135	$114	$112	$152	$142
S&P 500 Index	100	114	125	116	182	210
Nasdaq Composite Index	100	121	134	135	233	252
RDG Technology Composite Index	100	124	147	159	273	313

Item 6:     [Reserved]

Item 7:     Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the fiscal year ended March 31, 2022, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K, including in the “Business” section and the “Risk Factors” above, the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” or the Consolidated Financial Statements and related Notes.
About Electronic Arts
Electronic Arts is a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and services that can be experienced on game consoles, PCs, mobile phones and tablets. At our core is a portfolio of intellectual property from which we create innovative games and content that enable us to build on-going and meaningful relationships with a community of players, creators and viewers. Our portfolio includes brands that we either wholly own (such as Apex Legends, Battlefield, and The Sims) or license from others (such as Madden, Star Wars, and the 300+ licenses within our global football ecosystem). Through our live services offerings, we offer our players high-quality experiences designed to provide value to players, and extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our base games and free-to-play games. In addition, we are focused on reaching more players whenever and wherever they want to play. We believe that we can add value to our network by making it easier for players to connect to a world of play by offering choice of business model, distribution channel and device.
Financial Results
Our key financial results for our fiscal year ended March 31, 2022 were as follows:
•Total net revenue was $6,991 million, up 24 percent year-over-year. On a constant currency basis, we estimate total net revenue would have been $6,883 million, up 22 percent year-over-year.
•Live services and other net revenue was $4,998 million, up 24 percent year-over-year.
•Gross margin was 73.4 percent, remained constant year-over-year.
•Operating expenses were $4,003 million, up 30 percent year-over-year. On a constant currency basis, we estimate that operating expenses would have been $3,970 million, up 29 percent year-over-year.
•Operating income was $1,129 million, up 8 percent year-over-year.
•Net income was $789 million, down 6 percent year-over-year.
•Diluted earnings per share was $2.76, down 4 percent year-over-year.
•Operating cash flow was $1,899 million, down 2 percent year-over-year.
•Total cash, cash equivalents and short-term investments were $3,062 million.
•We repurchased approximately 9.5 million shares of our common stock for approximately $1,300 million.
•We paid cash dividends of $193 million during the fiscal year ended March 31, 2022.
•On May 9, 2022, we declared a quarterly cash dividend of $0.19 per share of our common stock, payable June 22, 2022 to shareholders of record as of the close of business on June 8, 2022.

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
Trends in Our Business
COVID-19 Impact. We continue to monitor the impact of the COVID-19 pandemic to our people and our business. Since the initial outbreak, we have focused on actions to support our people, our players, and communities around the world that have been affected by the COVID-19 pandemic. The well-being of our people is our top priority as conditions continue to fluctuate around the world. We are re-opening our office locations and resuming business travel as it is appropriate to do so, consistent with the health and safety of our employees and in compliance with any local legal restrictions or requirements. During the pandemic, longer-term trends that benefit our business accelerated. Live services and other net revenue has increased and we have also experienced a significant increase in the percentage of our games purchased digitally over the past two fiscal years.

These trends may not be indicative of results for future periods, particularly if the trend towards digital adoption decelerates, or as a result of global macroeconomic effects related or unrelated to the COVID-19 pandemic. See the section titled “Risk Factors” in Part I, Item 1A of this Annual Report for further discussion of the possible impact of the COVID-19 pandemic to our workforce and business.
Live Services Business. We offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our base games and free-to-play games. Our net revenue attributable to live services and other was $4,998 million, $4,016 million and $3,650 million for fiscal years 2022, 2021 and 2020, respectively, and we expect that live services net revenue will continue to be material to our business. Within live services and other, net revenue attributable to extra content was $3,910 million, $3,068 million and $2,826 million for fiscal years 2022, 2021 and 2020, respectively. Extra content net revenue has increased as more players engage with our games and services, and purchase additional content designed to provide value to players and extend and enhance gameplay. Our most popular live services are the extra content purchased for the Ultimate Team mode associated with our sports franchises and extra content purchased for our Apex Legends franchise. Ultimate Team allows players to collect current and former professional players in order to build and compete as a personalized team. Live services net revenue generated from extra content purchased within the Ultimate Team mode associated with our sports franchises, a substantial portion of which was derived from FIFA Ultimate Team, and for our Apex Legends franchise, is material to our business.
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
Our net revenue attributable to digital full game downloads was $1,282 million, $918 million and $811 million during fiscal years 2022, 2021 and 2020, respectively; while our net revenue attributable to packaged goods sales decreased from $1,076 million in fiscal year 2020 to $695 million in fiscal year 2021 and $711 million in fiscal year 2022. In addition, as measured based on total units sold on Microsoft’s Xbox One and Xbox Series X and Sony’s PlayStation 4 and 5 rather than by net revenue, we estimate that 65 percent, 62 percent, and 49 percent of our total units sold during fiscal years 2022, 2021 and 2020 were sold digitally. Digital full game units are based on sales information provided by Microsoft and Sony; packaged goods units sold through are estimated by obtaining data from significant retail partners in North America, Europe and Asia, and applying internal sales estimates with respect to retail partners from which we do not obtain data. We believe that these percentages are reasonable estimates of the proportion of our games that are digitally downloaded in relation to our total number of units sold for the applicable period of measurement.
Increases in consumer adoption of digital purchase of games combined with increases in our live services revenue generally results in expansion of our gross margin, as costs associated with selling a game digitally is generally less than selling the same game through traditional retail and distribution channels.
Increased Competition. Competition in our business is intense. Our competitors range from established interactive entertainment companies to emerging start-ups. In addition, the gaming, technology/internet, and entertainment industries have converged in recent years and larger, well-funded technology companies have strengthened their interactive entertainment capabilities resulting in more direct competition with us. For example, companies such as Amazon.com, Inc., Alphabet Inc., Meta Platforms, Inc., Microsoft Corporation, and Netflix, Inc. have increased investment and resources dedicated to interactive entertainment capabilities. We expect them to continue to pursue and strengthen these businesses. Their greater financial or other resources may provide larger budgets to develop and market tools, technologies, products and services that gain consumer success and shift player time and engagement away from our products and services. In addition, our leading position within the interactive entertainment industry makes us a prime target for recruiting our executives, as well as key creative and technical talent, resulting in retention challenges and increased cost to retain and incentivize our key people.
Recently, our industry has undergone a period of increased consolidation which increases competitive pressure on us as interactive entertainment companies grow through acquisition – such as Take Two Interactive’s recent acquisition of Zynga – or as larger, well-funded technology companies strengthen their interactive entertainment capabilities – such as Microsoft’s recently announced definitive agreement to acquire Activision Blizzard.

Free-to-Play Games. The global adoption of mobile devices and a business model for those devices that allows consumers to try new games with no up-front cost, and that are monetized through a live service associated with the game, particularly extra content sales, has led to significant sales growth in the mobile gaming industry. Similarly, sales of extra content are the primary driver of our mobile business. We are investing resources in our mobile business, seeking to maximize our mobile live services, innovate on mobile with our franchises, and through mergers and acquisitions activity have brought new mobile franchises and live services, as well as the teams and technologies responsible for them, to our mobile portfolio and organization. We expect these factors to drive growth in mobile net revenue in fiscal 2023. Likewise, the consumer acceptance of free-to-play, live service-based, online PC and console games has broadened our consumer base and has begun to expand into the console market. For example, within our business, we offer Apex Legends as a free-to-play, live service-based PC and console game. We expect extra content revenue generated from mobile, PC and console free-to-play games to continue to be an important part of our business.
Concentration of Sales Among the Most Popular Games. In all major segments of our industry, we see a large portion of games sales concentrated on the most popular titles. Similarly, a significant portion of our revenue historically has been derived from games based on a few popular franchises, several of which we have released on an annual or bi-annual basis. In particular, we have historically derived a significant portion of our net revenue from our global football franchise, the annualized version of which is consistently one of the best-selling games in the marketplace. We have invested in over 300 individual partnerships and licenses to create our global football ecosystem and starting in fiscal year 2024, our global football franchise will transition to a new EA SPORTS FC brand. Our vision for the future of interactive football with EA SPORTS FC is to create the largest football club in the world, and we believe this is the right opportunity for us so that we can continue delivering innovation and growing to connect more fans on a global scale for years to come.
Re-occurring Revenue Sources. Our business model includes revenue that we deem re-occurring in nature, such as revenue from our annualized sports franchises (e.g., global football, Madden NFL), our console, PC and mobile catalog titles (i.e., titles that did not launch in the current fiscal year), and our live services. We have been able to forecast revenue from these areas of our business with greater relative confidence than for new games, services and business models. As we continue to incorporate new business models and modalities of play into our games, our goal is to continue to look for opportunities to expand the re-occurring portion of our business.
Net Bookings. In order to improve transparency into our business, we disclose an operating performance metric, net bookings. Net bookings is defined as the net amount of products and services sold digitally or sold-in physically in the period. Net bookings is calculated by adding total net revenue to the change in deferred net revenue for online-enabled games.
The following is a calculation of our total net bookings for the periods presented:

	Year Ended March 31,
(In millions)	2022	2021
Total net revenue	$6,991	$5,629
Change in deferred net revenue (online-enabled games)	524	561
Net bookings	$7,515	$6,190
Net bookings were $7,515 million for fiscal year 2022 primarily driven by sales related to our FIFA franchise, Apex Legends, Madden NFL 22, and The Sims 4. Net bookings increased $1,325 million or 21 percent as compared to fiscal year 2021 primarily due to increased year-over-year sales for Apex Legends and the FIFA franchise, and new games added to our portfolio through acquisitions activity, including F1 2021 and several mobile titles, partially offset by the Star Wars franchise and The Sims 4. Live services and other net bookings were $5,370 million for fiscal year 2022, and increased $778 million or 17 percent as compared to fiscal year 2021. The increase in live services and other net bookings was due primarily to an increase in sales of extra content for Apex Legends, sales of extra content for new games added to our mobile portfolio through acquisitions activity, and sales of extra content for FIFA Ultimate Team. Full game net bookings were $2,145 million for fiscal year 2022, and increased $547 million or 34 percent as compared to fiscal year 2021 primarily due to Battlefield 2042, the FIFA franchise, and F1 2021, partially offset by the Star Wars franchise and UFC 4.

Mergers and Acquisitions
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
For more information about our acquisitions, see Part II, Item 8 of this Form 10-K in the Notes to the Consolidated Financial Statements in Note 7 — Business Combinations.
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
Revenue Recognition
We derive revenue principally from sales of our games, and related extra content and services that can be experienced on game consoles, PCs, mobile phones and tablets. Our product and service offerings include, but are not limited to, the following:
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
•subscriptions, such as EA Play and EA Play Pro, that generally offer access to a selection of full games, in-game content, online services and other benefits typically for a recurring monthly or annual fee; and
•licensing to third parties to distribute and host our games and content.
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
Since we do not sell the performance obligations on a stand-alone basis, we consider market conditions and other observable inputs to estimate the stand-alone selling price for each performance obligation. For Games with Services, generally 75 percent of the sales price is allocated to the software license performance obligation and recognized at a point in time when control of the license has been transferred to the customer. The remaining 25 percent is allocated to the future update rights and the online hosting performance obligations and recognized ratably as the service is provided (over the Estimated Offering Period).
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

Allocating the transaction price. Allocating the transaction price requires that we determine an estimate of the relative stand-alone selling price for each distinct performance obligation. Determining the relative stand-alone selling price is inherently subjective, especially in situations where we do not sell the performance obligation on a stand-alone basis (which occurs in the majority of our transactions). In those situations, we determine the relative stand-alone selling price based on various observable inputs using all information that is reasonably available. Examples of observable inputs and information include: historical internal pricing data, cost plus margin analysis, pre-release versus post-release costs, and pricing data from competitors to the extent the data is available. The results of our analysis resulted in a specific percentage of the transaction price being allocated to each performance obligation.
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
Additionally, we consider results from prior analyses, known and expected online gameplay trends, as well as disclosed service periods for competitors’ games in determining the Estimated Offering Period for future sales. We believe this provides a reasonable depiction of the transfer of future update rights and online hosting to our customers, as it is the best representation of the time period during which our games and extra content are experienced. We recognize revenue for future update rights and online hosting performance obligations ratably on a straight-line basis over this period as there is a consistent pattern of delivery for these performance obligations. Prior to July 1, 2020, these performance obligations were generally recognized over an estimated nine-month period beginning in the month after shipment for games and extra content sold through retail and an estimated six-month period for digitally-distributed games and extra content beginning in the month of sale.
During the three months ended September 30, 2020, we completed our annual evaluation of the Estimated Offering Period and as a result, for sales after July 1, 2020, revenue for service-related performance obligations for games and extra content sold through retail are recognized over an estimated ten-month period beginning in the month of sale, and revenue for service-related performance obligations for digitally-distributed games and extra content is recognized over an estimated eight-month period beginning in the month of sale. The fiscal year 2021 change in Estimated Offering period did not impact the amount of net bookings or the operating cash flows that we report. During the fiscal year ended March 31, 2022, this change to our Estimated Offering Period resulted in an increase in net revenue of $331 million and net income of $252 million, and an increase of $0.88 diluted earnings per share. During the fiscal year ended March 31, 2021, this change to our Estimated Offering Period resulted in a decrease in net revenue of $333 million and net income of $280 million, and a decrease of $0.96 diluted earnings per share.
During the three months ended September 30, 2021, we completed our annual evaluation of the Estimated Offering Period. We have noted consumers are playing certain of our Online Hosted Service Games, such as PC and console free-to-play games, for longer periods of time than in prior years as players engage with services we provide that are designed to enhance and extend gameplay, and as such, have concluded that the Estimated Offering Period for such games should be lengthened. As a result, for all new sales after July 1, 2021, the revenue that we recognize for service-related performance obligations related to our PC and console free-to-play games is recognized generally over a twelve-month period. This change in Estimated Offering Period did not impact the amount of net bookings or the operating cash flows that we report. During the fiscal year ended March 31, 2022, this change to our Estimated Offering Period resulted in a decrease in net revenue of $131 million and net income of $100 million, and a decrease of $0.35 diluted earnings per share.
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
Fair Value Estimates
Business Combinations. We must estimate the fair value of assets acquired, liabilities assumed, and acquired in-process technology in a business combination. Our assessment of the estimated fair value of each of these can have a material effect on our reported results as intangible assets are amortized over various estimated useful lives. Furthermore, the estimated fair value assigned to an acquired asset or liability has a direct impact on the amount we recognize as goodwill, which is an asset that is not amortized. Accounting for business combinations requires us to make significant estimates and assumptions with respect to intangible assets.

Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience, market conditions, and information obtained from the management of the acquired companies and are inherently uncertain and unpredictable. Examples of critical estimates used in valuing certain of the intangible assets and in determining the useful lives for the assets we have acquired or may acquire in the future include, but are not limited to:
•future expected revenues and cash flows;
•expected use of the acquired assets;
•the acquired company’s trade name and trademarks, as well as assumptions about the period of time the acquired trade name and trademarks will continue to be used in our portfolio;
•expected costs to develop in-process research and development into commercially viable products and estimated cash flows from the projects when completed;
•discount rates used to determine the present value of estimated future cash flows, which are typically derived from a weighted-average cost of capital analysis and adjusted to reflect inherent risks.

Such estimates are inherently difficult and subjective and can have a material impact on our Consolidated Financial Statements. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates, or actual results.
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
Every quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. Our Swiss deferred tax asset realizability analysis relies upon future Swiss taxable income as the primary source of taxable income but considers all available sources of Swiss income based on the positive and negative evidence. We give more weight to evidence that can be objectively verified. However, there is judgment involved in estimating future Swiss taxable income, specifically related to assumptions about expected growth rates of future Swiss taxable income, which are based primarily on third party market and industry growth data. Actual results that differ materially from those estimates could have a material impact on our valuation allowance assessment. Although objectively verifiable, Swiss interest rates have an impact on the valuation allowance and are based on published Swiss guidance. Any significant changes to such interest rates could result in a material impact to the valuation allowance. Switzerland has a seven-year carryforward period and does not permit the carry back of losses. Changes in Estimated Offering Period and actions we take in connection with acquisitions could also impact the utilization of our Swiss deferred tax asset.
As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each jurisdiction in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our uncertain tax positions in each jurisdiction where we operate. These estimates require us to make judgments about the likely application of the tax law to our situation, as well as with respect to other matters, such as anticipating the positions that we will take on tax returns prior to our preparing the returns and the outcomes of disputes with tax authorities. The ultimate resolution of these issues may take extended periods of time due to examinations by tax authorities and statutes of limitations. In addition, changes in our business, including acquisitions, changes in our international corporate structure, changes in the geographic location of business functions or assets, changes in the geographic mix and amount of income, as well as changes in our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income can affect the overall effective tax rate.
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
The information under the subheading “Impact of Recently Issued Accounting Standards” in Note 1 — Description of Business and Basis of Presentation to the Consolidated Financial Statements in this Form 10-K is incorporated by reference into this Item 7.

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ended March 31, 2022 contained 52 weeks and ended on April 2, 2022. Our results of operations for the fiscal year ended March 31, 2021 contained 53 weeks and ended on April 3, 2021. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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
Comparison of Fiscal Year 2022 to Fiscal Year 2021
Net Revenue
Net revenue for fiscal year 2022 was $6,991 million, primarily driven by sales related to our FIFA and Madden franchises, Apex Legends, and The Sims 4. Net revenue for fiscal year 2022 increased $1,362 million, as compared to fiscal year 2021. This increase was driven by a $1,839 million increase in net revenue primarily driven by increased year-over-year sales for the FIFA franchise and Apex Legends, new games added to our portfolio through acquisitions activity, including F1 2021 and several mobile titles, and Battlefield 2042. This increase was partially offset by a $477 million decrease in net revenue primarily from the Star Wars, The Sims, Need for Speed and UFC franchises.
Net Revenue by Composition
As our business has evolved, and management focuses less on the differentiation between our packaged goods business and our digital business and more on our full game sales and live services that extend and enhance gameplay, we present net revenue by composition to align with this management view.
Our net revenue by composition for fiscal years 2022 and 2021 was as follows (in millions):

	Year Ended March 31,
	2022	2021	$ Change	% Change
Net revenue:
Full game downloads	$1,282	$918	$364	40%
Packaged goods	711	695	16	2%
Full game	$1,993	$1,613	$380	24%

Live services and other	$4,998	$4,016	$982	24%
Total net revenue	$6,991	$5,629	$1,362	24%

Full Game Net Revenue
Full game net revenue includes full game downloads and packaged goods. Full game downloads includes revenue from digital sales of full games on console, PC, and mobile phones and tablets. Packaged goods includes revenue from software that is sold physically. This includes (1) net revenue from game software sold physically through traditional channels such as brick and mortar retailers, and (2) software licensing revenue from third parties (for example, makers of console platforms, personal computers or computer accessories) who include certain of our full games for sale with their products (for example, Original Equipment Manufacturer (“OEM”) bundles).
Full game net revenue for fiscal year 2022 was $1,993 million, primarily driven by sales related to our FIFA franchise, Madden NFL 22, Battlefield 2042, and It Takes Two. Full game net revenue for fiscal year 2022 increased $380 million, or 24 percent, as compared to fiscal year 2021. This increase was primarily driven by a $364 million increase in full game downloads net revenue primarily driven by year-over-year growth in the FIFA franchise, Battlefield 2042, It Takes Two, and Mass Effect Trilogy Remaster, partially offset by the Star Wars franchise.

Live Services and Other Net Revenue
Live services and other net revenue includes revenue from sales of extra content for console, PC and mobile games, licensing revenue from third-party publishing partners who distribute our games digitally, subscriptions, advertising, and non-software licensing.
Live services and other net revenue for fiscal year 2022 was $4,998 million, primarily driven by sales of extra content for FIFA Ultimate Team, Apex Legends, The Sims 4, Madden Ultimate Team, and Star Wars: Galaxy of Heroes. Live services and other net revenue for fiscal year 2022 increased $982 million, or 24 percent, as compared to fiscal year 2021. This increase was primarily driven by sales of extra content for FIFA Ultimate Team, Apex Legends and new games added to our mobile portfolio through acquisitions activity, partially offset by a year-over-year decrease in sales of extra content for The Sims 4.
Cost of Revenue
Cost of revenue consists of (1) certain royalty expenses for celebrities, professional sports leagues, movie studios and other organizations, and independent software developers, (2) mobile platform fees associated with our mobile revenue (for transactions in which we are acting as the principal in the sale to the end customer), (3) data center, bandwidth and server costs associated with hosting our online games and websites, (4) inventory costs, (5) payment processing fees, (6) amortization and impairment of certain intangible assets, (7) personnel-related costs, (8) manufacturing royalties, and (9) warehousing and distribution costs.
Cost of revenue for fiscal years 2022 and 2021 was as follows (in millions):

March 31, 2022	% of Net Revenue	March 31, 2021	% of Net Revenue	% Change	Change as a % of Net Revenue
$1,859	27%	$1,494	27%	24%	—%
Cost of Revenue
Cost of revenue increased by $365 million, or 24 percent during fiscal year 2022, as compared to fiscal year 2021. This increase was primarily due to an increase in platform and hosting fees due to new games added to our mobile portfolio through acquisitions activity and higher engagement with Apex Legends, an increase in acquisition-related intangible amortization, and an increase in royalty costs driven by It Takes Two and the growth in the FIFA franchise.
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
Research and development expenses for fiscal years 2022 and 2021 were as follows (in millions):

March 31, 2022	% of Net Revenue	March 31, 2021	% of Net Revenue	$ Change	% Change
$2,186	31%	$1,778	32%	$408	23%
Research and development expenses increased by $408 million, or 23 percent, in fiscal year 2022, as compared to fiscal year 2021. This increase was primarily due to a $229 million increase in personnel-related costs primarily resulting from headcount due to acquisitions and continued investment in our studios, a $71 million increase in stock-based compensation, a $60 million increase in studio-related contracted services, and a $31 million increase in facility-related costs.

Marketing and Sales
Marketing and sales expenses consist of advertising, marketing and promotional expenses, personnel-related costs, and related overhead costs, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for fiscal years 2022 and 2021 were as follows (in millions):

March 31, 2022	% of Net Revenue	March 31, 2021	% of Net Revenue	$ Change	% Change
$961	14%	$689	12%	$272	39%
Marketing and sales expenses increased by $272 million, or 39 percent, in fiscal year 2022, as compared to fiscal year 2021. This increase was primarily due to an increase in advertising and promotional spending primarily on our mobile titles, Battlefield 2042, and Apex Legends.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology (“IT”), related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for fiscal years 2022 and 2021 were as follows (in millions):

March 31, 2022	% of Net Revenue	March 31, 2021	% of Net Revenue	$ Change	% Change
$673	10%	$592	11%	$81	14%
General and administrative expenses increased by $81 million, or 14 percent, in fiscal year 2022, as compared to fiscal year 2021. This increase was primarily due to a $22 million increase in acquisition-related transaction and integration costs, a $16 million increase in personnel-related costs primarily resulting from an increase in headcount, a $15 million increase in IT-related costs, a $13 million increase in stock-based compensation, and a $7 million increase in contracted services.
Amortization and Impairment of Intangibles
Amortization and impairment of intangibles for fiscal years 2022 and 2021 were as follows (in millions):

March 31, 2022	% of Net Revenue	March 31, 2021	% of Net Revenue	$ Change	% Change
$183	3%	$30	1%	$153	510%
Amortization and impairment of intangibles increased by $153 million in fiscal year 2022, as compared to fiscal year 2021, due to an increase in acquired intangible assets from recent acquisitions, and impairment charges of $34 million recorded in fiscal year 2022.
Income Taxes
Provision for (benefit from) income taxes for fiscal years 2022 and 2021 was as follows (in millions):

March 31, 2022	Effective Tax Rate	March 31, 2021	Effective Tax Rate
$292	27.0%	$180	17.7%
Our effective tax rate for the fiscal year ended March 31, 2022 was 27.0 percent as compared to 17.7 percent for the same period in fiscal year 2021.
During the fiscal year ended March 31, 2022, we completed intra-entity sales of intellectual property rights related to recent acquisitions to our U.S. and Swiss intellectual property owners (the “Acquired IP intra-entity sales”). The transactions resulted in overall taxable gains. Under U.S. GAAP, any profit resulting from the Acquired IP intra-entity sales was eliminated upon consolidation. However, the transactions resulted in a step-up of the U.S. and Swiss tax-deductible basis in the transferred intellectual property rights and, accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights. As a result, we recognized a $64 million net tax benefit for the current and deferred tax impacts of the sales.
In addition, during the fiscal year ended March 31, 2022, we recognized a $29 million tax charge to increase the valuation allowance on Swiss deferred tax assets that are not more likely than not to be realized. The Acquired IP intra-entity sales and the change in valuation allowance had the effect of reducing our effective tax rate for the fiscal year ended March 31, 2022 by 3.2 percentage points.
Our effective tax rate and resulting provision for income taxes for the fiscal year ended March 31, 2021 includes a $141 million tax benefit for changes in uncertain tax positions and the valuation allowance related to our Swiss deferred tax assets. This benefit had the effect of reducing our effective tax rate for the fiscal year ended March 31, 2021 by 13.9 percentage points.
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
Comparison of Fiscal Year 2021 to Fiscal Year 2020
For the comparison of fiscal year 2021 to fiscal year 2020, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for our fiscal year ended March 31, 2021, filed with the SEC on May 26, 2021 under the subheading “Comparison of Fiscal Year 2021 to Fiscal Year 2020.”
LIQUIDITY AND CAPITAL RESOURCES

	As of March 31,
(In millions)	2022	2021	Increase/(Decrease)
Cash and cash equivalents	$2,732	$5,260	$(2,528)
Short-term investments	330	1,106	(776)
Total	$3,062	$6,366	$(3,304)
Percentage of total assets	22%	48%

	Year Ended March 31,
(In millions)	2022	2021	Change
Net cash provided by operating activities	$1,899	$1,934	$(35)
Net cash used in investing activities	(2,804)	(505)	(2,299)
Net cash used in financing activities	(1,620)	(15)	(1,605)
Effect of foreign exchange on cash and cash equivalents	(3)	78	(81)
Net increase (decrease) in cash and cash equivalents	$(2,528)	$1,492	$(4,020)
For the comparison of fiscal year 2021 to fiscal year 2020, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for our fiscal year ended March 31, 2021, filed with the SEC on May 26, 2021 under the subheading “Liquidity and Capital Resources.”
Changes in Cash Flow
Operating Activities. Net cash provided by operating activities decreased by $35 million during fiscal year 2022, as compared to fiscal year 2021, primarily driven by higher cash payments for income taxes, higher personnel-related payments primarily from an increase in headcount, higher marketing and advertising payments, higher cash payments for royalties, and higher cash payments for platform and hosting fees. These decreases were offset by higher cash generated due to improved performance as we executed against our strategic pillars and increased engagement with our products and services which led to growth in our business.

Investing Activities. Net cash used in investing activities increased by $2,299 million during fiscal year 2022, as compared to fiscal year 2021, primarily driven by a $2,357 million decrease in proceeds from maturities and sales of short-term investments, higher payments of $2,152 million in connection with acquisitions completed during fiscal year 2022, and a $64 million increase in capital expenditures. These increases were offset by a $2,274 million decrease in the purchase of short-term investments.
Financing Activities. Net cash used in financing activities increased by $1,605 million during fiscal year 2022, as compared to fiscal year 2021, primarily driven by net proceeds from the issuance of the 2031 Notes and 2051 Notes for $1,478 million during fiscal year 2021, a $571 million increase in the repurchase and retirement of our common stock, a $95 million increase in cash dividend payments during fiscal year 2022, and a $52 million increase in cash paid to taxing authorities in connection with employee withholding taxes for stock-based compensation. These increases were offset by a repayment of $600 million of our 2021 Notes during fiscal year 2021.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of March 31, 2022, our short-term investments had gross unrealized losses of $2 million, or less than 1 percent of the total in short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.
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
Credit Facility
On August 29, 2019, we entered into a $500 million unsecured revolving credit facility (“Credit Facility”) with a syndicate of banks. The Credit Facility terminates on August 29, 2024 unless the maturity is extended in accordance with its terms. As of March 31, 2022, no amounts were outstanding under the Credit Facility. See Note 12 — Financing Arrangements to the Consolidated Financial Statements in this Form 10-K as it relates to our Credit Facility, which is incorporated by reference into this Item 7.
Financial Condition
Our material cash requirements as of March 31, 2022 are set forth in our Note 14 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-K, which is incorporated by reference into this Item 7. We expect capital expenditures to be approximately $200 million in fiscal year 2023 due to facility buildouts. We believe that our cash, cash equivalents, short-term investments, cash generated from operations and available financing facilities will be sufficient to meet these material cash requirements, which include licensing intellectual property from professional sports leagues and players associations used in our EA SPORTS titles (e.g., the 300+ licenses within our global football ecosystem, NFL Properties LLC, NFL Players Association and NFL Players Inc. on behalf of OneTeam Partners, LLC) and third-party content and celebrities (e.g., Disney Interactive), debt repayment obligations of $1.9 billion, and to fund our operating requirements for the next 12 months and beyond. Our operating requirements include working capital requirements, capital expenditures, the remaining portion of our $2.6 billion share repurchase program, quarterly cash dividend, which is currently $0.19 per share, subject to declaration by our Board of Directors or a designated Committee of the Board of Directors, and potentially, future acquisitions or strategic investments. We may choose at any time to raise additional capital to repay debt, strengthen our financial position, facilitate expansion, repurchase our stock, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.

During fiscal year 2022, we returned $1,493 million to stockholders through our capital return programs, repurchasing approximately 9.5 million shares for approximately $1,300 million and $193 million through our quarterly cash dividend program which was initiated in November 2020.
During fiscal year 2022, we also completed mergers and acquisitions activity, including the acquisitions of 100% of the equity interests of Glu and Playdemic for cash considerations of $2.0 billion and $1.4 billion, net of cash acquired, respectively, and one other immaterial acquisition.
Our foreign subsidiaries are generally subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of March 31, 2022, approximately $2.0 billion of our cash and cash equivalents were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.
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
Our ability to maintain sufficient liquidity could be affected by various risks and uncertainties including, but not limited to, customer demand and acceptance of our products, our ability to collect our accounts receivable as they become due, successfully achieving our product release schedules and attaining our forecasted sales objectives, economic and geopolitical conditions in the United States and abroad, the impact of acquisitions and other strategic transactions in which we may engage, the impact of competition, the seasonal and cyclical nature of our business and operating results, and the other risks described in the “Risk Factors” section, included in Part I, Item 1A of this report.
As of March 31, 2022, we did not have any off-balance sheet arrangements.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of March 31, 2022, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $215 million or $430 million, respectively. As of March 31, 2022, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses in the Consolidated Statements of Operations on our foreign currency forward contracts used in balance sheet hedging of $90 million or $181 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in the same manner and actual results may differ materially. See Note 5 — Derivative Financial Instruments to the Consolidated Financial Statements in this Form 10-K as it relates to our derivative financial instruments, which is incorporated by reference into this Item 7A.

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
As of March 31, 2022, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with changes in fair value, including unrealized gains and unrealized losses not related to credit losses, reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.
Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Changes in interest rates affect the fair value of our short-term investment portfolio. To provide a meaningful assessment of the interest rate risk associated with our short-term investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio assuming a 150 basis point parallel shift in the yield curve. As of March 31, 2022, a hypothetical 150 basis point increase in interest rates would have resulted in a $3 million, or 1% decrease in the fair market value of our short-term investments.

Item 8:     Financial Statements and Supplementary Data

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)	March 31, 2022	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,732	$5,260
Short-term investments	330	1,106
Receivables, net	650	521
Other current assets	439	326
Total current assets	4,151	7,213
Property and equipment, net	550	491
Goodwill	5,387	2,868
Acquisition-related intangibles, net	962	309
Deferred income taxes, net	2,243	2,045
Other assets	507	362
TOTAL ASSETS	$13,800	$13,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101	$96
Accrued and other current liabilities	1,388	1,341
Deferred net revenue (online-enabled games)	2,024	1,527
Total current liabilities	3,513	2,964
Senior notes, net	1,878	1,876
Income tax obligations	386	315
Deferred income taxes, net	1	43
Other liabilities	397	250
Total liabilities	6,175	5,448
Commitments and contingencies (See Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 280 and 286 shares issued and outstanding, respectively	3	3
Additional paid-in capital	—	—
Retained earnings	7,607	7,887
Accumulated other comprehensive income (loss)	15	(50)
Total stockholders’ equity	7,625	7,840
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,800	$13,288

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(In millions, except per share data)	2022	2021	2020
Net revenue	$6,991	$5,629	$5,537
Cost of revenue	1,859	1,494	1,369
Gross profit	5,132	4,135	4,168
Operating expenses:
Research and development	2,186	1,778	1,559
Marketing and sales	961	689	631
General and administrative	673	592	506
Acquisition-related contingent consideration	—	—	5
Amortization and impairment of intangibles	183	30	22
Total operating expenses	4,003	3,089	2,723
Operating income	1,129	1,046	1,445
Interest and other income (expense), net	(48)	(29)	63
Income before provision for (benefit from) income taxes	1,081	1,017	1,508
Provision for (benefit from) income taxes	292	180	(1,531)
Net income	$789	$837	$3,039
Earnings per share:
Basic	$2.78	$2.90	$10.37
Diluted	$2.76	$2.87	$10.30
Number of shares used in computation:
Basic	284	289	293
Diluted	286	292	295

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
(In millions)	2022	2021	2020
Net income	$789	$837	$3,039
Other comprehensive income (loss), net of tax:
Net gains (losses) on available-for-sale securities	(3)	4	(3)
Net gains (losses) on derivative instruments	76	(68)	17
Foreign currency translation adjustments	(8)	64	(34)
Total other comprehensive income (loss), net of tax	65	—	(20)
Total comprehensive income	$854	$837	$3,019

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2019	298,107	$3	$—	$5,358	$(30)	$5,331
Total comprehensive income (loss)	—	$—	$—	$3,039	$(20)	$3,019
Stock-based compensation	—	$—	$347	$—	$—	$347
Issuance of common stock	2,623	$—	$(29)	$—	$—	$(29)
Repurchase and retirement of common stock	(12,317)	$—	$(318)	$(889)	$—	$(1,207)
Balances as of March 31, 2020	288,413	$3	$—	$7,508	$(50)	$7,461
Total comprehensive income (loss)	—	$—	$—	$837	$—	$837
Stock-based compensation	—	$—	$435	$—	$—	$435
Issuance of common stock	3,685	$—	$(66)	$—	$—	$(66)
Repurchase and retirement of common stock	(5,633)	$—	$(369)	$(360)	$—	$(729)
Cash dividends declared ($0.34 per common share)	—	$—	$—	$(98)	$—	$(98)
Balances as of March 31, 2021	286,465	$3	$—	$7,887	$(50)	$7,840
Total comprehensive income (loss)	—	$—	$—	$789	$65	$854
Stock-based compensation	—	$—	$528	$—	$—	$528
Awards assumed upon acquisition	—	$—	$23	$—	$—	$23
Issuance of common stock	3,108	$—	$(127)	$—	$—	$(127)
Repurchase and retirement of common stock	(9,522)	$—	$(424)	$(876)	$—	$(1,300)
Cash dividends declared ($0.68 per common share)	—	$—	$—	$(193)	$—	$(193)
Balances as of March 31, 2022	280,051	$3	$—	$7,607	$15	$7,625

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In millions)	2022	2021	2020
OPERATING ACTIVITIES
Net income	$789	$837	$3,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and impairment	486	181	150
Acquisition-related contingent consideration	—	—	5
Stock-based compensation	528	435	347
Change in assets and liabilities:
Receivables, net	(77)	(41)	164
Other assets	(157)	(70)	35
Accounts payable	(7)	18	(36)
Accrued and other liabilities	169	136	119
Deferred income taxes, net	(329)	(143)	(1,871)
Deferred net revenue (online-enabled games)	497	581	(155)
Net cash provided by operating activities	1,899	1,934	1,797
INVESTING ACTIVITIES
Capital expenditures	(188)	(124)	(140)
Proceeds from maturities and sales of short-term investments	1,329	3,686	2,142
Purchase of short-term investments	(554)	(2,828)	(3,359)
Acquisitions, net of cash acquired	(3,391)	(1,239)	—
Net cash used in investing activities	(2,804)	(505)	(1,357)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes, net of issuance costs	—	1,478	—
Payment of senior notes	—	(600)	—
Proceeds from issuance of common stock	77	86	62
Cash dividends paid	(193)	(98)	—
Cash paid to taxing authorities for shares withheld from employees	(204)	(152)	(91)
Repurchase and retirement of common stock	(1,300)	(729)	(1,207)
Acquisition-related contingent consideration payment	—	—	(122)
Net cash used in financing activities	(1,620)	(15)	(1,358)
Effect of foreign exchange on cash and cash equivalents	(3)	78	(22)
Increase (decrease) in cash and cash equivalents	(2,528)	1,492	(940)
Beginning cash and cash equivalents	5,260	3,768	4,708
Ending cash and cash equivalents	$2,732	$5,260	$3,768
Supplemental cash flow information:
Cash paid during the year for income taxes, net	$629	$340	$170
Cash paid during the year for interest	56	40	$42
Non-cash investing activities:
Change in accrued capital expenditures	$19	$17	$(8)

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Electronic Arts is a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and services that can be experienced on game consoles, PCs, mobile phones and tablets. At our core is a portfolio of intellectual property from which we create innovative games and content that enable us to build on-going and meaningful relationships with a community of players, creators and viewers. Our portfolio includes brands that we either wholly own (such as Apex Legends, Battlefield, and The Sims) or license from others (such as Madden, Star Wars, and the 300+ licenses within our global football ecosystem). Through our live services offerings, we offer our players high-quality experiences designed to provide value to players and extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our base games and free-to-play games. In addition, we are focused on reaching more players whenever and wherever they want to play. We believe that we can add value to our network by making it easier for players to connect to a world of play by offering choice of business model, distribution channel and device.
Consolidation
The accompanying Consolidated Financial Statements include the accounts of Electronic Arts Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ended March 31, 2022 contained 52 weeks and ended on April 2, 2022. Our results of operations for the fiscal years ended March 31, 2021 and 2020 contained 53 and 52 weeks and ended on April 3, 2021 and March 28, 2020, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the accompanying notes. Such estimates include offering periods for deferred net revenue, sales returns and allowances, provisions for doubtful accounts, accrued liabilities, relative stand-alone selling price for identified performance obligations in our revenue transactions, losses on royalty commitments, estimates regarding the recoverability of prepaid royalties, inventories, long-lived assets, discount rates used in the measurement and recognition of lease liabilities, assets acquired and liabilities assumed in business combinations, certain estimates related to the measurement and recognition of costs resulting from our stock-based payment awards, unrecognized tax benefits, deferred income tax assets and associated valuation allowances, as well as estimates used in our goodwill, intangibles and short-term investment impairment tests. These estimates require us to make judgments, involve analysis of historical and future trends, can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from our estimates.
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We adopted ASU 2019-12 in the first quarter of fiscal year 2022. The amendments did not have a material impact on our Consolidated Financial Statements upon adoption.
The amendments clarified and amended existing guidance with respect to transactions in which a taxpayer realizes a step-up in tax basis of goodwill. As we integrate acquired intellectual property into our global operating structure, we may realize a tax basis step-up in goodwill. In such situations, we are required to assess whether the integration relates to the acquisition or is a separate transaction. When the integration is a separate transaction, we may be required to recognize deferred tax assets to the extent the stepped-up tax basis exceeds the associated U.S. GAAP basis. This assessment requires judgment around key indicators such as whether the tax basis step-up was contemplated as part of the original acquisition to which the intellectual property relates, whether the integration results in cash taxes, and whether the integration is achieved through a simple tax election. See Note 11 — Income Taxes for a discussion of the prospective application of this standard to our intra-entity transfers of recently acquired intellectual property during the fiscal year ended March 31, 2022.
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
In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance (Topic 832). The amendments in this update establish Topic 832 and require additional disclosures regarding government grants and money contributions when entities accounted for transactions with a government by analogizing to a grant or contribution accounting model. This update is effective for us beginning in the first fiscal quarter of fiscal year 2023. Early adoption is permitted. We plan to adopt this provision in the first fiscal quarter of fiscal year 2023. This update is not expected to have a material impact on our Consolidated Financial Statements or related disclosures.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash, Cash Equivalents, and Short-Term Investments
Cash equivalents consist of highly liquid investments with insignificant interest rate risk and original or remaining maturities of three months or less at the time of purchase.
Short-term investments consist of debt securities with original or remaining maturities of greater than three months at the time of purchase and less than a year, and are accounted for as available-for-sale securities and are recorded at fair value. Cash, cash equivalents and short-term investments are available for use in current operations or other activities such as capital expenditures, business combinations and share repurchases.
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
Our short-term investments are evaluated for allowances and impairment quarterly. For investments in an unrealized loss position, we consider various factors in determining whether we should recognize an allowance for expected credit losses or an impairment charge, including the credit quality of the issuer, changes to the rating of the security by rating agencies, the extent to which fair value is less than amortized cost, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and any contractual terms impacting the prepayment or settlement process, among other factors. We recognize an allowance for credit losses, up to the amount of unrealized loss when appropriate, and write down the amortized cost basis of the investment if we intend to, or it is more likely than not we will be required to, sell the investment before the recovery of its amortized cost basis. Allowances for credit losses and write-downs are recognized in our Consolidated Statements of Operations, and unrealized losses not related to credit losses are recognized in other comprehensive income (loss). Based on our evaluation, we did not recognize an allowance for credit losses, nor did we recognize any impairments, as of March 31, 2022 and 2021.
Property and Equipment, Net
Property and equipment, net, are stated at cost. Depreciation is calculated using the straight-line method over the following useful lives:

Buildings	20 to 25 years
Computer equipment and software	2 to 6 years
Equipment, furniture and fixtures, and other	3 to 5 years
Leasehold improvements	Lesser of the lease term or the estimated useful lives of the improvements, generally 1 to 15 years
We capitalize costs associated with internal-use software development once a project has reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the software, and payroll and payroll-related expenses for employees who are directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. We also capitalize costs associated with the purchase of software licenses. Once the internal-use software is ready for its intended use, the assets are depreciated on a straight-line basis over each asset’s estimated useful life, which is generally three years. The net book value of capitalized costs associated with internal-use software was $86 million and $72 million as of March 31, 2022 and 2021, respectively.

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
Acquisition-Related Intangibles and Other Long-Lived Assets
We recognize acquisition-related intangible assets, such as acquired developed and core technology, in connection with business combinations. We amortize the cost of acquisition-related intangible assets that have finite useful lives generally on a straight-line basis over the lesser of their estimated useful lives or the agreement terms, currently from one to seven years. We evaluate acquisition-related intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset group. This includes assumptions about future prospects for the business that the asset relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our Consolidated Balance Sheets to reflect its estimated fair value. When we consider such assets to be impaired, the amount of impairment we recognize is measured by the amount by which the carrying amount of the asset exceeds its fair value.
Goodwill Impairment
In assessing impairment on our goodwill, we first analyze qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a goodwill impairment test. The qualitative factors we assess include long-term prospects of our performance, share price trends and market capitalization, and Company specific events. If we conclude it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, we do not need to perform an impairment test. If based on that assessment, we believe it is more likely than not that the fair value of the reporting unit is less than its carrying value we will measure goodwill for impairment by applying fair value-based tests at the reporting unit level. Reporting units are determined by the components of operating segments that constitute a business for which (1) discrete financial information is available, (2) segment management regularly reviews the operating results of that component, and (3) whether the component has dissimilar economic characteristics to other components. As of March 31, 2022, we have only one reportable segment, which represents our only operating segment.
Revenue Recognition
We derive revenue principally from sales of our games, and related extra content and services that can be experienced on game consoles, PCs, mobile phones and tablets. Our product and service offerings include, but are not limited to, the following:
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
•subscriptions, such as EA Play and EA Play Pro, that generally offer access to a selection of full games, in-game content, online services and other benefits typically for a recurring monthly or annual fee; and
•licensing to third parties to distribute and host our games and content.
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
Since we do not sell the performance obligations on a stand-alone basis, we consider market conditions and other observable inputs to estimate the stand-alone selling price for each performance obligation. For Games with Services, generally 75 percent of the sales price is allocated to the software license performance obligation and recognized at a point in time when control of the license has been transferred to the customer. The remaining 25 percent is allocated to the future update rights and the online hosting performance obligations and recognized ratably as the service is provided (over the Estimated Offering Period).
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
Allocating the transaction price. Allocating the transaction price requires that we determine an estimate of the relative stand-alone selling price for each distinct performance obligation. Determining the relative stand-alone selling price is inherently subjective, especially in situations where we do not sell the performance obligation on a stand-alone basis (which occurs in the majority of our transactions). In those situations, we determine the relative stand-alone selling price based on various observable inputs using all information that is reasonably available. Examples of observable inputs and information include: historical internal pricing data, cost plus margin analysis, pre-release versus post-release costs, and pricing data from competitors to the extent the data is available. The results of our analysis resulted in a specific percentage of the transaction price being allocated to each performance obligation.
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
Additionally, we consider results from prior analyses, known and expected online gameplay trends, as well as disclosed service periods for competitors’ games in determining the Estimated Offering Period for future sales. We believe this provides a reasonable depiction of the transfer of future update rights and online hosting to our customers, as it is the best representation of the time period during which our games and extra content are experienced. We recognize revenue for future update rights and online hosting performance obligations ratably on a straight-line basis over this period as there is a consistent pattern of delivery for these performance obligations. Prior to July 1, 2020, these performance obligations were generally recognized over an estimated nine-month period beginning in the month after shipment for games and extra content sold through retail and an estimated six-month period for digitally-distributed games and extra content beginning in the month of sale.
During the three months ended September 30, 2020, we completed our annual evaluation of the Estimated Offering Period and as a result, for sales after July 1, 2020, revenue for service-related performance obligations for games and extra content sold through retail is recognized over an estimated ten-month period beginning in the month of sale, and revenue for service-related performance obligations for digitally-distributed games and extra content is recognized over an estimated eight-month period beginning in the month of sale. During the fiscal year ended March 31, 2022, this change to our Estimated Offering Period resulted in an increase in net revenue of $331 million and net income of $252 million, and an increase of $0.88 diluted earnings per share. During the fiscal year ended March 31, 2021, this change to our Estimated Offering Period resulted in a decrease in net revenue of $333 million and net income of $280 million, and a decrease of $0.96 diluted earnings per share.

During the three months ended September 30, 2021, we completed our annual evaluation of the Estimated Offering Period. We have noted consumers are playing certain of our Online Hosted Service Games, such as PC and console free-to-play games, for longer periods of time than in prior years as players engage with services we provide that are designed to enhance and extend gameplay, and as such, have concluded that the Estimated Offering Period for such games should be lengthened. As a result, for all new sales after July 1, 2021, the revenue that we recognize for service-related performance obligations related to our PC and console free-to-play games is recognized generally over a twelve-month period. During the fiscal year ended March 31, 2022, this change to our Estimated Offering Period resulted in a decrease in net revenue of $131 million and net income of $100 million, and a decrease of $0.35 diluted earnings per share.
Deferred Net Revenue
Because the majority of our sales transactions include future update rights and online hosting performance obligations, which are subject to a recognition period, our deferred net revenue balance is material. This balance increases from period to period by the revenue being deferred for current sales with these service obligations and is reduced by the recognition of revenue from prior sales that were deferred. Generally, revenue is recognized as the services are provided.
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
Concentration of Credit Risk and Significant Customers
We extend credit to various customers. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. Although we generally do not require collateral, we perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. Invoices are aged based on contractual terms with our customers. The provision for doubtful accounts is recorded as a charge to general and administrative expense when a potential loss is identified. Losses are written off against the allowance when the receivable is determined to be uncollectible. At March 31, 2022, we had two customers who accounted for approximately 32 percent and 29 percent of our consolidated gross receivables, respectively. At March 31, 2021, we had two customers who accounted for approximately 35 percent and 34 percent of our consolidated gross receivables, respectively.
A majority of our sales are made via digital resellers, channel and platform partners. During the fiscal years 2022, 2021, and 2020, approximately 77 percent, 78 percent, and 68 percent, respectively, of our net revenue was derived from our top ten customers and/or platform partners.
Currently, a majority of our revenue is derived through sales of products and services playable on hardware consoles from Sony and Microsoft. For the fiscal years ended March 31, 2022, 2021, and 2020, our net revenue for products and services on Sony’s PlayStation 3, 4 and 5, and Microsoft’s Xbox 360, One and Series X consoles (combined across all six platforms) was approximately 60 percent, 64 percent, and 67 percent, respectively. These platform partners have significant influence over the products and services that we offer on their platforms.
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
We are also reimbursed by our vendors for certain advertising costs incurred by us that benefit our vendors. Such amounts are recognized as a reduction of marketing and sales expense if the advertising (1) is specific to the vendor, (2) represents an identifiable benefit to us, and (3) represents an incremental cost to us. Otherwise, vendor reimbursements are recognized as a reduction of the cost incurred with the same vendor. Vendor reimbursements of advertising costs of $37 million, $22 million, and $38 million reduced marketing and sales expense for the fiscal years ended March 31, 2022, 2021, and 2020, respectively. For the fiscal years ended March 31, 2022, 2021, and 2020, advertising expense, net of vendor reimbursements, totaled approximately $396 million, $222 million, and $195 million, respectively.
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
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Net gains (losses) on foreign currency transactions of $(22) million, $9 million, and $11 million for the fiscal years ended March 31, 2022, 2021, and 2020, respectively, are included in interest and other income (expense), net, in our Consolidated Statements of Operations. These net gains (losses) on foreign currency transactions are partially offset by net gains (losses) on our foreign currency forward contracts of $21 million, $(19) million, and $(4) million for the fiscal years ended March 31, 2022, 2021, and 2020, respectively. See Note 5 for additional information on our foreign currency forward contracts.
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
Every quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. Our Swiss deferred tax asset realizability analysis relies upon future Swiss taxable income as the primary source of taxable income but considers all available sources of Swiss income based on the positive and negative evidence. We give more weight to evidence that can be objectively verified. However, there is judgment involved in estimating future Swiss taxable income, specifically related to assumptions about expected growth rates of future Swiss taxable income, which are based primarily on third party market and industry growth data. Actual results that differ materially from those estimates could have a material impact on our valuation allowance assessment. Although objectively verifiable, Swiss interest rates have an impact on the valuation allowance and are based on published Swiss guidance. Any significant changes to such interest rates could result in a material impact to the valuation allowance. Switzerland has a seven-year carryforward period and does not permit the carry back of losses. Changes in Estimated Offering Period and actions we take in connection with acquisitions could also impact the utilization of our Swiss deferred tax asset.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2022 and 2021, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2022	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$55	$55	$—	$—	Cash equivalents
Money market funds	257	257	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	116	—	116	—	Short-term investments
U.S. Treasury securities	104	104	—	—	Short-term investments and cash equivalents
Commercial paper	51	—	51	—	Short-term investments and cash equivalents
Foreign government securities	17	—	17	—	Short-term investments
Asset-backed securities	38	—	38	—	Short-term investments
Certificates of deposit	18	—	18	—	Short-term investments
Foreign currency derivatives	63	—	63	—	Other current assets and other assets
Deferred compensation plan assets (a)	21	21	—	—	Other assets
Total assets at fair value	$740	$437	$303	$—
Liabilities
Foreign currency derivatives	$14	$—	$14	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	22	22	—	—	Other liabilities
Total liabilities at fair value	$36	$22	$14	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2021	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$157	$157	$—	$—	Cash equivalents
Money market funds	2,100	2,100	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	380	—	380	—	Short-term investments and cash equivalents
U.S. Treasury securities	437	437	—	—	Short-term investments and cash equivalents
U.S. agency securities	3	—	3	—	Short-term investments
Commercial paper	142	—	142	—	Short-term investments and cash equivalents
Foreign government securities	67	—	67	—	Short-term investments
Asset-backed securities	112	—	112	—	Short-term investments
Certificates of deposit	41	—	41	—	Short-term investments
Foreign currency derivatives	33	—	33	—	Other current assets and other assets
Deferred compensation plan assets (a)	18	18	—	—	Other assets
Total assets at fair value	$3,490	$2,712	$778	$—
Liabilities
Foreign currency derivatives	$40	$—	$40	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	19	19	—	—	Other liabilities
Total liabilities at fair value	$59	$19	$40	$—
(a)The Deferred Compensation Plan assets consist of various mutual funds. See Note 15 for additional information regarding our Deferred Compensation Plan.

(4) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of March 31, 2022 and 2021, our cash and cash equivalents were $2,732 million and $5,260 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.
Short-Term Investments
Short-term investments consisted of the following as of March 31, 2022 and 2021 (in millions):

	As of March 31, 2022				As of March 31, 2021
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$117	$—	$(1)	$116	$372	$—	$—	$372
U.S. Treasury securities	103	—	(1)	102	374	1	—	375
U.S. agency securities	—	—	—	—	3	—	—	3
Commercial paper	39	—	—	39	136	—	—	136
Foreign government securities	17	—	—	17	67	—	—	67
Asset-backed securities	38	—	—	38	112	—	—	112
Certificates of deposit	18	—	—	18	41	—	—	41
Short-term investments	$332	$—	$(2)	$330	$1,105	$1	$—	$1,106
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of March 31, 2022 and 2021 (in millions):

	As of March 31, 2022		As of March 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$250	$249	$895	$896
Due 1 year through 5 years	77	76	203	203
Due after 5 years	5	5	7	7
Short-term investments	$332	$330	$1,105	$1,106

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of March 31, 2022			As of March 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$375	$4	$3	$370	$14	$1
Forward contracts to sell	$1,829	$52	$6	$1,840	$15	$35
The effects of cash flow hedge accounting in our Consolidated Statements of Operations for the fiscal years ended March 31, 2022, 2021 and 2020 are as follows (in millions):

	Year Ended March 31,
	2022		2021		2020
	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$6,991	$2,186	$5,629	$1,778	$5,537	$1,559
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$(14)	$12	$(30)	$4	$71	$(9)
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of March 31, 2022			As of March 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$496	$6	$—	$599	$—	$4
Forward contracts to sell	$400	$1	$5	$450	$4	$—
The effect of foreign currency forward contracts not designated as hedging instruments in our Consolidated Statements of Operations for the fiscal years ended March 31, 2022, 2021 and 2020, was as follows (in millions):

	Year Ended March 31,
	2022	2021	2020
	Interest and other income (expense), net
Total amounts presented in our Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$(48)	$(29)	$63
Gain (losses) on foreign currency forward contracts not designated as hedging instruments	$21	$(19)	$(4)

(6) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the fiscal years ended March 31, 2022, 2021 and 2020 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2019	$(1)	$22	$(51)	$(30)
Other comprehensive income (loss) before reclassifications	(1)	79	(34)	44
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	(62)	—	(64)
Total other comprehensive income (loss), net of tax	(3)	17	(34)	(20)
Balances as of March 31, 2020	$(4)	$39	$(85)	$(50)
Other comprehensive income (loss) before reclassifications	5	(94)	64	(25)
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	26	—	25
Total other comprehensive income (loss), net of tax	4	(68)	64	—
Balances as of March 31, 2021	$—	$(29)	$(21)	$(50)
Other comprehensive income (loss) before reclassifications	(3)	74	(8)	63
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	—	2
Total other comprehensive income (loss), net of tax	(3)	76	(8)	65
Balances as of March 31, 2022	$(3)	$47	$(29)	$15
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the fiscal years ended March 31, 2022, 2021 and 2020 were as follows (in millions):

Statement of Operations Classification	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
	Year Ended March 31,
	2022	2021	2020
(Gains) losses on available-for-sale securities:
Interest and other income (expense), net	$—	$(1)	$(2)
Total, net of tax	—	(1)	(2)

(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	14	30	(71)
Research and development	(12)	(4)	9
Total, net of tax	2	26	(62)

Total net (gain) loss reclassified, net of tax	$2	$25	$(64)

(7) BUSINESS COMBINATIONS
Fiscal Year 2021 Acquisition
Codemasters Group Holdings plc
On February 18, 2021, we completed our acquisition of 100% of the equity interests of Codemasters Group Holdings plc, a public limited company registered in England and Wales (“Codemasters”), for a total purchase price of $1.2 billion, net of cash acquired. During the three months ended March 31, 2022, and within the one-year measurement period, we finalized the fair values assigned to the Codemasters assets acquired and liabilities assumed. During fiscal year 2022, we recorded measurement period adjustments related to certain tax liabilities, which resulted in a net $29 million decrease to goodwill in the aggregate. The difference between our preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed during the fourth quarter of fiscal 2021 and the final amounts were not material.
Fiscal Year 2022 Acquisitions
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

The following table summarizes the final allocation of the purchase price to the fair value of the assets acquired and liabilities assumed:

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

During the three months ended March 31, 2022, we finalized the fair values assigned to the Playdemic assets acquired and liabilities assumed. The difference between the preliminary estimates recognized during the third quarter of fiscal 2022 and the final amounts were not material. The following table summarizes the final allocation of the purchase price to the fair value of the assets acquired and liabilities assumed:

(In millions)
Current assets	$17
Property and equipment, net	2
Other assets	3
Intangible assets	438
Goodwill	1,031
Deferred tax liabilities	(84)
Current liabilities	(4)
Other liabilities	(2)
Purchase price, net of cash acquired	$1,401

Intangibles assets by asset category(b)
Developed and core technology	$177
Trade names and trademarks	223
Registered user base and other intangibles	38
Total	$438
(b) We currently estimate the weighted-average useful life of Playdemic’s acquired intangible assets to be approximately 6.6 years.
Goodwill consists largely of workforce and synergies with our existing business. The goodwill is not deductible for local tax purposes.
The results of operations of Playdemic and the fair value of the assets acquired have been included in our Consolidated Financial Statements since the date of acquisition.
Additional Acquisition Related Information
During fiscal year 2022, we completed one other acquisition that was not material to our Consolidated Financial Statements.
Pro forma results of operations of our acquisitions have not been presented because the effect of the acquisitions were not material to our Consolidated Statements of Operations individually, or in the aggregate.

(8) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2022 are as follows (in millions):

	As of March 31, 2021	Activity	Effects of Foreign Currency Translation	As of March 31, 2022
Goodwill	$3,236	$2,519	$—	$5,755
Accumulated impairment	(368)	—	—	(368)
Total	$2,868	$2,519	$—	$5,387
The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2021 are as follows (in millions):

	As of March 31, 2020	Activity	Effects of Foreign Currency Translation	As of March 31, 2021
Goodwill	$2,253	$984	$(1)	$3,236
Accumulated impairment	(368)	—	—	(368)
Total	$1,885	$984	$(1)	$2,868
Acquisition-related intangibles consisted of the following (in millions):

	As of March 31, 2022			As of March 31, 2021
	Gross Carrying Amount	Accumulated Amortization and Impairments	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization and Impairments	Acquisition- Related Intangibles, Net
Finite-lived acquisition-related intangibles
Developed and core technology	$1,102	$(643)	$459	$691	$(472)	$219
Trade names and trademarks	609	(212)	397	188	(144)	44
Registered user base and other intangibles	56	(30)	26	5	(5)	—
Carrier contracts and related	—	—	—	85	(85)	—
Total finite-lived acquisition-related intangibles	$1,767	$(885)	$882	$969	$(706)	$263
Indefinite-lived acquisition-related intangibles
In-process research and development	$80	$—	$80	$46	$—	$46
Total acquisition-related intangibles, net	$1,847	$(885)	$962	$1,015	$(706)	$309
Amortization of intangibles, including impairments, for the fiscal years ended March 31, 2022, 2021 and 2020 are classified in the Consolidated Statements of Operations as follows (in millions):

	Year Ended March 31,
	2022	2021	2020
Cost of revenue	$133	$4	$12
Operating expenses	183	30	22
Total	$316	$34	$34
During fiscal year 2022, we recorded impairment charges of $45 million for acquisition-related intangible assets, of which $34 million was recorded within operating expenses and $11 million was recorded within cost of revenue. During fiscal year 2021 and 2020, there were no impairment charges for acquisition-related intangible assets.
Acquisition-related intangible assets are generally amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, currently ranging from 1 to 7 years. As of March 31, 2022 and 2021, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 5.2 and 3.5 years, respectively.

As of March 31, 2022, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Consolidated Statements of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2023	$244
2024	159
2025	126
2026	122
2027	102
Thereafter	129
Total	$882

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
During fiscal years 2022, 2021 and 2020, we did not recognize any material losses or impairment charges on royalty-based commitments.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of March 31,
	2022	2021
Other current assets	$35	$24
Other assets	28	20
Royalty-related assets	$63	$44
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

	As of March 31,
	2022	2021
Accrued royalties	$203	$210
Other liabilities	3	—
Royalty-related liabilities	$206	$210
As of March 31, 2022, we were committed to pay approximately $1,851 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Consolidated Financial Statements. See Note 14 for further information on our developer and licensor commitments.

(10) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of March 31, 2022 and 2021 consisted of (in millions):

	As of March 31,
	2022	2021
Computer, equipment and software	$853	$808
Buildings	375	370
Leasehold improvements	202	172
Equipment, furniture and fixtures, and other	95	93
Land	66	66
Construction in progress	30	12
	1,621	1,521
Less: accumulated depreciation	(1,071)	(1,030)
Property and equipment, net	$550	$491
Depreciation expense associated with property and equipment was $162 million, $138 million and $120 million for the fiscal years ended March 31, 2022, 2021 and 2020, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of March 31, 2022 and 2021 consisted of (in millions):

	As of March 31,
	2022	2021
Other accrued expenses	$304	$351
Accrued compensation and benefits	500	494
Accrued royalties	203	210
Sales returns and price protection reserves	144	115
Deferred net revenue (other)	156	95
Operating lease liabilities (See Note 13)	81	76
Accrued and other current liabilities	$1,388	$1,341
Deferred net revenue (other) includes the deferral of subscription revenue, licensing arrangements, advertising revenue, and other revenue for which revenue recognition criteria have not been met.
Deferred net revenue
Deferred net revenue as of March 31, 2022 and 2021, consisted of (in millions):

	As of March 31,
	2022	2021
Deferred net revenue (online-enabled games)	$2,024	$1,527
Deferred net revenue (other)	156	95
Deferred net revenue (noncurrent)	68	14
Total deferred net revenue	$2,248	$1,636
During the fiscal years ended March 31, 2022 and 2021, we recognized $1,613 million and $1,010 million of revenues, respectively, that were included in the deferred net revenue balance at the beginning of the period.

Remaining Performance Obligations
As of March 31, 2022, revenue allocated to remaining performance obligations consists of our deferred revenue balance of $2,248 million and amounts to be invoiced in future periods of $45 million, of which $29 million are expected to be recognized as revenue over the next 12 months, and the remainder thereafter. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue.

(11) INCOME TAXES
The components of our income before provision for (benefit from) income taxes for the fiscal years ended March 31, 2022, 2021 and 2020 are as follows (in millions):

	Year Ended March 31,
	2022	2021	2020
Domestic	$204	$299	$380
Foreign	877	718	1,128
Income before provision for (benefit from) income taxes	$1,081	$1,017	$1,508
Provision for (benefit from) income taxes for the fiscal years ended March 31, 2022, 2021 and 2020 consisted of (in millions):

	Current	Deferred	Total
Year Ended March 31, 2022
Federal	$203	$(190)	$13
State	36	(26)	10
Foreign	381	(112)	269
	$620	$(328)	$292
Year Ended March 31, 2021
Federal	$251	$(26)	$225
State	24	(2)	22
Foreign	47	(114)	(67)
	$322	$(142)	$180
Year Ended March 31, 2020
Federal	$258	$(14)	$244
State	39	(2)	37
Foreign	48	(1,860)	(1,812)
	$345	$(1,876)	$(1,531)
The differences between the statutory tax rate and our effective tax rate, expressed as a percentage of income before provision for (benefit from) income taxes, for the fiscal years ended March 31, 2022, 2021 and 2020 were as follows:

	Year Ended March 31,
	2022	2021	2020
Statutory federal tax expense rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.9%	1.7%	1.0%
Differences between statutory rate and foreign effective tax rate	6.8%	7.0%	(8.4)%
Excess tax benefit from equity compensation	(1.2)%	(2.7)%	(0.1)%
Research and development credits	(2.8)%	(2.4)%	(1.2)%
Swiss Deferred Tax Asset	2.7%	(10.1)%	(122.1)%
Acquired IP intra-entity sales	(5.9)%	—%	—%
The Altera opinion	—%	—%	5.4%
Non-deductible stock-based compensation	3.8%	3.3%	2.3%
Other	0.7%	(0.1)%	0.6%
Effective tax rate	27.0%	17.7%	(101.5)%
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
Our effective tax rate and resulting provision for income taxes for the fiscal year ended March 31, 2021 includes a $141 million tax benefit for changes in uncertain tax positions and the valuation allowance related to our Swiss Deferred Tax Asset. During the fiscal year ended March 31, 2022, we recognized a $29 million tax charge to increase the valuation allowance on our Swiss Deferred Tax Asset.
During the fiscal year ended March 31, 2022, we completed the Acquired IP intra-entity sales of intellectual property rights to our U.S. and Swiss intellectual property owners. The transactions resulted in overall taxable gains. Under U.S. GAAP, any profit resulting from the Acquired IP intra-entity sales was eliminated upon consolidation. However, the transactions resulted in a step-up of the U.S. and Swiss tax-deductible basis in the transferred intellectual property rights and, accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights. As a result, we recognized a $64 million net tax benefit for the current and deferred tax impacts of the sales.
Our foreign subsidiaries are generally subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of March 31, 2022, approximately $2.0 billion of our cash and cash equivalents were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.
The components of net deferred tax assets, as of March 31, 2022 and 2021 consisted of (in millions):

	As of March 31,
	2022	2021
Deferred tax assets:
Accruals, reserves and other expenses	$185	$158
Tax credit carryforwards	198	161
Stock-based compensation	43	43
Net operating loss and capital loss carryforwards	349	258
Swiss intra-entity tax asset	1,782	1,781
Total	2,557	2,401
Valuation allowance	(296)	(230)
Deferred tax assets, net of valuation allowance	2,261	2,171
Deferred tax liabilities:
Amortization and depreciation	(13)	(140)
ASC 606 Revenue Recognition	—	(21)
Other	(7)	(8)
Total	(20)	(169)
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$2,241	$2,002
As of March 31, 2022, we have net operating loss carry forwards of approximately $2.5 billion of which approximately $328 million is attributable to various acquired companies. The net operating loss carry forwards include $2.1 billion related to Switzerland, $239 million related to U.S. federal, and $119 million related to California. Substantially all of these carryforwards, if not fully realized, will begin to expire in fiscal year 2027. Switzerland has a seven-year carryforward period and does not permit the carry back of losses. We also have U.S. federal credit carryforwards of $13 million and California credit carryforwards of $174 million. The California tax credit carryforwards can be carried forward indefinitely.

As of March 31, 2022, we maintained a total valuation allowance of $296 million related to certain U.S. state deferred tax assets, Swiss deferred tax asset, and foreign capital loss carryovers, due to uncertainty about the future realization of these assets.
The total unrecognized tax benefits as of March 31, 2022, 2021 and 2020 were $636 million, $584 million and $983 million, respectively. A reconciliation of the beginning and ending balance of unrecognized tax benefits is summarized as follows (in millions):

Balance as of March 31, 2019	$417
Increases in unrecognized tax benefits related to prior year tax positions	111
Decreases in unrecognized tax benefits related to prior year tax positions	(4)
Increases in unrecognized tax benefits related to current year tax positions	468
Decreases in unrecognized tax benefits related to settlements with taxing authorities	—
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(5)
Changes in unrecognized tax benefits due to foreign currency translation	(4)
Balance as of March 31, 2020	983
Increases in unrecognized tax benefits related to prior year tax positions	12
Decreases in unrecognized tax benefits related to prior year tax positions	(444)
Increases in unrecognized tax benefits related to current year tax positions	55
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(2)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(27)
Changes in unrecognized tax benefits due to foreign currency translation	7
Balance as of March 31, 2021	584
Increases in unrecognized tax benefits related to prior year tax positions	5
Decreases in unrecognized tax benefits related to prior year tax positions	(21)
Increases in unrecognized tax benefits related to current year tax positions	139
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(50)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(18)
Changes in unrecognized tax benefits due to foreign currency translation	(3)
Balance as of March 31, 2022	$636
As of March 31, 2022, approximately $371 million of the unrecognized tax benefits would affect our effective tax rate, a portion of which would be impacted by a valuation allowance.
Interest and penalties related to estimated obligations for tax positions taken in our tax returns are recognized in income tax expense in our Consolidated Statements of Operations. The combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current other liabilities was approximately $36 million as of March 31, 2022 and $34 million as of March 31, 2021.
We file income tax returns in the United States, including various state and local jurisdictions. As of March 31, 2022, our subsidiaries file tax returns in various foreign jurisdictions, including Switzerland, Canada, Sweden, Italy, France, Germany, and the United Kingdom. We remain subject to income tax examination by the IRS for fiscal years after 2017. In addition, as of the period ended March 31, 2022, we remain subject to income tax examination for several other jurisdictions including in Switzerland for fiscal years after 2013, Canada for fiscal years after 2014, Sweden for fiscal years after 2016, Italy for fiscal years after 2020, France for fiscal years after 2019, Germany for fiscal years after 2016, and the United Kingdom for fiscal years after 2020.
We are also currently under income tax examination in the United States for fiscal years 2018 through 2020, Germany for fiscal years 2017 through 2019, and Spain for fiscal years 2017 and 2018.
The timing and potential resolution of income tax examinations is highly uncertain. While we continue to measure our uncertain tax positions, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued.

In fiscal year 2021, the Supreme Court of the United States denied Altera’s appeal of the Altera opinion, resulting in a partial decrease of our unrecognized tax benefits. A complete resolution and settlement of the matters underlying the Altera opinion is reasonably possible within the next 12 months, which would result in an additional reduction of our gross unrecognized tax benefits. However, it is uncertain whether a complete resolution and settlement of such matters would also result in resolution of all related and unrelated U.S. positions for all applicable years. Therefore, it is not possible to provide a range of potential outcomes associated with a reversal of our gross unrecognized tax benefits for Altera-related uncertain tax positions.
It is also reasonably possible that an additional reduction of up to $6 million of unrecognized tax benefits may occur within the next 12 months, unrelated to the Altera opinion, a portion of which would impact our effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements and tax interpretations.

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
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of March 31, 2022	As of March 31, 2021
Senior Notes:
4.80% Senior Notes due 2026	$400	$400
1.85% Senior Notes due 2031	750	750
2.95% Senior Notes due 2051	750	750
Total principal amount	$1,900	$1,900
Unaccreted discount	(6)	(7)
Unamortized debt issuance costs	(16)	(17)
Net carrying value of Senior Notes	$1,878	$1,876

Fair value of Senior Notes (Level 2)	$1,711	$1,873
As of March 31, 2022, the remaining life of the 2026 Notes, 2031 Notes and 2051 Notes is approximately 3.9 years, 8.9 years, and 28.9 years, respectively.
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
The loans bear interest at the base rate plus an applicable spread, with such spread being determined based on our debt credit ratings. We are also obligated to pay other customary fees for a credit facility of this size and type. Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months). Principal, together with all accrued and unpaid interest, is due and payable at maturity. We may prepay the loans and terminate the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions.
The credit agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a debt to EBITDA ratio. As of March 31, 2022, we were in compliance with the debt to EBITDA ratio.
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
As of March 31, 2022 and 2021, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for fiscal years 2022, 2021 and 2020 that is included in interest and other income (expense), net on our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2022	2021	2020
Amortization of debt discount	$(1)	$—	$—
Amortization of debt issuance costs	(2)	(2)	(2)
Coupon interest expense	(55)	(43)	(42)
Total interest expense	$(58)	$(45)	$(44)

(13) LEASES
Our leases primarily consist of facility leases for our offices and development studios, data centers, and server equipment, with remaining lease terms of up to 15 years. Our lease terms may include options to extend or terminate the lease. When it is reasonably certain that we will exercise that option, we include the renewals or reduced lease terms in our calculation of operating lease liabilities. Substantially all of our leases are classified as operating leases.
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
The components of lease expenses for the fiscal years ended March 31, 2022, 2021, and 2020 are as follows (in millions):

	Year Ended March 31,
	2022	2021	2020
Operating lease costs	$98	$87	$70
Variable lease costs	21	21	37
Short-term lease costs	2	2	14
Total lease expense	$121	$110	$121
Supplemental cash and noncash information related to our operating leases for the fiscal years ended March 31, 2022, 2021, and 2020 are as follows (in millions):

	Year Ended March 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liability	$97	$85	$69
ROU assets obtained in exchange for new lease obligations	$150	$90	$52
Weighted average remaining lease term and discount rate at March 31, 2022 and 2021 are as follows:

	At March 31, 2022	At March 31, 2021
Lease term	6.8 years	7.2 years
Discount rate	2.5%	2.7%

Operating lease ROU assets and liabilities recorded on our Consolidated Balance Sheets as of March 31, 2022 and 2021 are as follows (in millions):

	As of March 31,		Balance Sheet Classification
	2022	2021
Operating lease ROU assets	$314	$242	Other assets

Operating lease liabilities	$81	$76	Accrued and other current liabilities
Noncurrent operating lease liabilities	272	202	Other liabilities
Total operating lease liabilities	$353	$278
Future minimum lease payments under operating leases as of March 31, 2022 were as follows (in millions):

Fiscal Years Ending March 31,
2023	$86
2024	73
2025	56
2026	46
2027	31
Thereafter	93
Total future lease payments	385
Less imputed interest	(32)
Total operating lease liabilities	$353
In addition to what is included in the table above, as of March 31, 2022, we have entered into three office leases and two equipment leases that have not yet commenced with aggregate future lease payments of approximately $138 million. These leases are expected to commence between fiscal year 2023 and fiscal year 2025, and will have lease terms ranging from 2 to 12 years.

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
The following table summarizes all of our minimum contractual obligations as of March 31, 2022 (in millions):

		Fiscal Years Ending March 31,
	Total	2023	2024	2025	2026	2027	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,851	$316	$449	$434	$357	$81	$214
Marketing commitments	837	231	206	191	125	54	30
Senior Notes interest	836	49	55	55	54	36	587
Operating lease imputed interest	32	8	6	5	3	2	8
Operating leases not yet commenced	138	13	8	7	13	11	86
Other purchase obligations	134	64	55	10	4	1	—
Total unrecognized commitments	3,828	681	779	702	556	185	925

Recognized commitments
Senior Notes principal and interest	1,906	6	—	—	400	—	1,500
Operating leases	353	78	67	51	43	29	85
Transition Tax and other taxes	19	2	4	6	7	—	—
Total recognized commitments	2,278	86	71	57	450	29	1,585

Total Commitments	$6,106	$767	$850	$759	$1,006	$214	$2,510
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of March 31, 2022; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above, as of March 31, 2022, we had a net liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $369 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

Legal Proceedings
The Netherlands Gambling Authority had asserted that the randomized selection of virtual items in the FIFA Ultimate Team game mode of our FIFA franchise contravened the Dutch Betting and Gaming Act. On March 10, 2022, the Council of State in the Netherlands found that this randomized selection of virtual items is not a game of chance under Dutch gambling law. This is a final decision by the Council of State, which is the highest administrative court in the Netherlands, and this matter is effectively closed.

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
There were an insignificant number of stock options granted during fiscal years 2022, 2021, and 2020.
The estimated assumptions used in the Black-Scholes valuation model to value our ESPP purchase rights were as follows:

	ESPP Purchase Rights
	Year Ended March 31,
	2022	2021	2020
Risk-free interest rate	0.1 - 1.1%	0.1%	1.5 - 1.9%
Expected volatility	25 - 30%	32 - 39%	23 - 37%
Weighted-average volatility	27%	36%	26%
Expected term	6 - 12 months	6 - 12 months	6 - 12 months
Expected dividends	0.6%	0.3%	None
The assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Year Ended March 31,
	2022	2021	2020
Risk-free interest rate	0.4%	0.2%	1.6 - 1.8%
Expected volatility	24 - 76%	23 - 63%	14 - 65%
Weighted-average volatility	40%	37%	29%
Expected dividends	None	None	None

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
Approximately 12.5 million options or 8.7 million restricted stock units were available for grant under our 2019 Equity Plan as of March 31, 2022.
Stock Options
Options granted under the 2019 Equity Plan and the 2000 Equity Plan generally expire ten years from the date of grant. All outstanding options under the 2019 Equity Plan and the 2000 Equity Plan are fully vested and exercisable.
The following table summarizes our stock option activity for the fiscal year ended March 31, 2022:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2021	267	$35.71
Assumed via acquisition	150	60.87
Granted	3	138.32
Exercised	(92)	54.43
Forfeited, cancelled or expired	(42)	67.04
Outstanding as of March 31, 2022	286	$39.28	2.75	$25
Vested and expected to vest	286	$39.28	2.75	$25
Exercisable as of March 31, 2022	279	$38.06	2.65	$24
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of March 31, 2022, which would have been received by the option holders had all the option holders exercised their options as of that date. The total intrinsic values of stock options exercised during fiscal years 2022, 2021, and 2020 were $8 million, $76 million, and $22 million, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.
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

Each restricted stock unit granted reduces the number of shares available for grant by 1.43 shares under our 2019 Equity Plan. The following table summarizes our restricted stock units activity, excluding performance-based and market-based restricted stock unit activity which is discussed below, for the fiscal year ended March 31, 2022:

	Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2021	5,764	$113.25
Assumed via acquisition	816	120.54
Granted	4,598	139.66
Vested	(3,345)	114.55
Forfeited or cancelled	(1,151)	125.41
Outstanding as of March 31, 2022	6,682	$129.57
The grant date fair value of restricted stock units is based on the quoted market price of our common stock on the date of grant. The weighted-average grant date fair values of restricted stock units granted during fiscal years 2022, 2021, and 2020 were $136.78, $127.27, and $93.52 respectively. The fair values of restricted stock units that vested during fiscal years 2022, 2021, and 2020 were $457 million, $420 million, and $240 million, respectively.
Performance-Based Restricted Stock Units
Our performance-based restricted stock units vest upon the achievement of pre-determined performance-based milestones, including, but not limited to, management reporting milestones of net bookings and operating income metrics, as well as service conditions. If these performance-based milestones are not met but service conditions are met, the performance-based restricted stock units will not vest, in which case any compensation expense we have recognized to date will be reversed. Generally, the measurement periods of our performance-based restricted stock units are 3 to 4 years, with awards vesting after each annual measurement period or cliff-vesting after the completion of the total aggregate measurement period.

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

The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the fiscal year ended March 31, 2022:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2021	579	$110.51
Granted	300	140.48
Vested	(266)	110.51
Forfeited or cancelled	(423)	117.33
Outstanding as of March 31, 2022	190	$142.60

Market-Based Restricted Stock Units
Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the market-based restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be issued at vesting will range from zero to 200 percent of the target number of market-based restricted stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the Nasdaq-100 Index for each measurement period, over either a one-year, two-year cumulative and three-year cumulative period, a two-year and four-year cumulative period or a three-year period.
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the year ended March 31, 2022:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2021	2,195	$134.60
Granted	175	170.44
Vested	(271)	123.82
Forfeited or cancelled	(778)	146.26
Outstanding as of March 31, 2022	1,321	$134.69
The weighted-average grant date fair values of market-based restricted stock units granted during fiscal years 2022, 2021, and 2020 were $170.44, $145.78, and $109.04, respectively. The fair values of market-based restricted stock units that vested during fiscal years 2022, 2021, and 2020 were $37 million, $19 million, and $9 million, respectively.
ESPP
Pursuant to our ESPP, eligible employees may authorize payroll deductions of between 2 percent and 10 percent of their compensation to purchase shares of common stock at 85 percent of the lower of the market price of our common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period.
The following table summarizes our ESPP activity for fiscal years ended March 31, 2022, 2021 and 2020:

	Shares Issued (in millions)	Exercise Prices for Purchase Rights	Weighted-Average Fair Values of Purchase Rights
Fiscal Year 2020	0.7	$74.70 - $74.89	$29.05
Fiscal Year 2021	0.7	$74.70 - $119.37	$29.80
Fiscal Year 2022	0.6	$113.39 - $118.14	$35.94
The fair values were estimated on the date of grant using the Black-Scholes valuation model. We issue new common stock out of the ESPP’s pool of authorized shares. As of March 31, 2022, 4.3 million shares were available for grant under our ESPP.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2022	2021	2020
Cost of revenue	$6	$5	$4
Research and development	356	285	229
Marketing and sales	54	46	37
General and administrative	112	99	77
Stock-based compensation expense	$528	$435	$347
During the fiscal years ended March 31, 2022, 2021, and 2020, we recognized $68 million, $56 million, and $43 million, respectively, of deferred income tax benefit related to our stock-based compensation expense.
As of March 31, 2022, our total unrecognized compensation cost related to stock options, restricted stock units, market-based restricted stock units, and performance-based restricted stock units was $688 million and is expected to be recognized over a weighted-average service period of 1.8 years. Of the $688 million of unrecognized compensation cost, $634 million relates to restricted stock units, $46 million relates to market-based restricted stock units, and $8 million relates to performance-based restricted stock units at a 147 percent average payout.
Deferred Compensation Plan
We have a Deferred Compensation Plan (“DCP”) for the benefit of a select group of management or highly compensated employees and directors, which is unfunded and intended to be a plan that is not qualified within the meaning of section 401(a) of the Internal Revenue Code. The DCP permits the deferral of the annual base salary and/or director cash compensation up to a maximum amount. The deferrals are held in a separate trust, which has been established by us to administer the DCP. The trust is a grantor trust and the specific terms of the trust agreement provide that the assets of the trust are available to satisfy the claims of general creditors in the event of our insolvency. The assets held by the trust are classified as trading securities and are held at fair value on our Consolidated Balance Sheets. The assets and liabilities of the DCP are presented in other assets and other liabilities on our Consolidated Balance Sheets, respectively, with changes in the fair value of the assets and in the deferred compensation liability recognized as compensation expense. The estimated fair value of the assets was $21 million and $18 million as of March 31, 2022 and 2021, respectively. As of March 31, 2022 and 2021, $22 million and $19 million were recorded, respectively, to recognize undistributed deferred compensation due to employees.
401(k) Plan, Registered Retirement Savings Plan and ITP Plan
We have a 401(k) plan covering substantially all of our U.S. employees, a Registered Retirement Savings Plan covering substantially all of our Canadian employees, and an ITP pension plan covering substantially all our Swedish employees. These plans may permit us to make discretionary contributions to employees’ accounts based on our financial performance. We contributed an aggregate of $41 million, $40 million, and $29 million to these plans in fiscal years 2022, 2021, and 2020, respectively.
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

The following table summarizes total shares repurchased during fiscal years 2022, 2021, and 2020:

	May 2018 Program		November 2020 Program		Total
(In millions)	Shares	Amount	Shares	Amount	Shares	Amount
Fiscal Year 2020	12.3	$1,207	—	$—	12.3	$1,207
Fiscal Year 2021	0.7	$78	4.9	$651	5.6	$729
Fiscal Year 2022	—	$—	9.5	$1,300	9.5	$1,300

(16) INTEREST AND OTHER INCOME (EXPENSE), NET
Interest and other income (expense), net, for the fiscal years ended March 31, 2022, 2021 and 2020 consisted of (in millions):

	Year Ended March 31,
	2022	2021	2020
Interest expense	(58)	(45)	(44)
Interest income	4	24	100
Net gain (loss) on foreign currency transactions	(22)	9	11
Net gain (loss) on foreign currency forward contracts	21	(19)	(4)
Other income (expense), net	7	2	—
Interest and other income (expense), net	$(48)	$(29)	$63

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

	Year Ended March 31,
(In millions, except per share amounts)	2022	2021	2020
Net income	$789	$837	$3,039
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	284	289	293
Dilutive potential common shares related to stock award plans and from assumed exercise of stock options	2	3	2
Weighted-average common stock outstanding — diluted	286	292	295
Earnings per share:
Basic	$2.78	$2.90	$10.37
Diluted	$2.76	$2.87	$10.30
Certain restricted stock units, market-based restricted stock units and performance-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. For the fiscal year ended March 31, 2022, one million such shares were excluded, and for the fiscal years ended March 31, 2021 and 2020, two million such shares were excluded.

(18) SEGMENT AND REVENUE INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Our CODM currently reviews total company operating results to assess overall performance and allocate resources. As of March 31, 2022, we have only one reportable segment, which represents our only operating segment.
Information about our total net revenue by timing of recognition for the fiscal years ended March 31, 2022, 2021 and 2020 is presented below (in millions):

	Year Ended March 31,
	2022	2021	2020
Net revenue by timing of recognition
Revenue recognized at a point in time	$2,326	$2,006	$2,043
Revenue recognized over time	4,665	3,623	3,494
Net revenue	$6,991	$5,629	$5,537
Generally, performance obligations that are recognized upfront upon transfer of control are classified as revenue recognized at a point in time, while performance obligations that are recognized over either the estimated offering period, contractual term or subscription period as the services are provided are classified as revenue recognized over time.
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
Information about our total net revenue by composition for the fiscal years ended March 31, 2022, 2021 and 2020 is presented below (in millions):

	Year Ended March 31,
	2022	2021	2020
Net revenue by composition
Full game downloads	$1,282	$918	$811
Packaged goods	711	695	1,076
Full game	1,993	1,613	1,887

Live services and other	4,998	4,016	3,650
Net revenue	$6,991	$5,629	$5,537
Full game net revenue includes full game downloads and packaged goods. Full game downloads includes revenue from digital sales of full games on console, PC, and mobile phones and tablets. Packaged goods includes revenue from software that is sold physically. This includes (1) net revenue from game software sold physically through traditional channels such as brick and mortar retailers, and (2) software licensing revenue from third parties (for example, makers of console platforms, personal computers or computer accessories) who include certain of our full games for sale with their products (for example, Original Equipment Manufacturer (“OEM”) bundles).
Live services and other net revenue includes revenue from sales of extra content for console, PC and mobile games, licensing revenue, subscriptions, advertising, and non-software licensing.

Information about our total net revenue by platform for the fiscal years ended March 31, 2022, 2021 and 2020 is presented below (in millions):

	Year Ended March 31,
	2022	2021	2020
Platform net revenue
Console	$4,400	$3,716	$3,774
PC and other	1,532	1,195	1,036
Mobile	1,059	718	727
Net revenue	$6,991	$5,629	$5,537
Information about our operations in North America and internationally for the fiscal years ended March 31, 2022, 2021 and 2020 is presented below (in millions):

	Year Ended March 31,
	2022	2021	2020
Net revenue from unaffiliated customers
North America	$3,039	$2,474	$2,270
International	3,952	3,155	3,267
Net revenue	$6,991	$5,629	$5,537

	As of March 31,
	2022	2021
Long-lived assets
North America	$446	$397
International	104	94
Total	$550	$491
We attribute net revenue from external customers to individual countries based on the location of the legal entity that sells the products and/or services. Note that revenue attributed to the legal entity that makes the sale is often not the country where the consumer resides. For example, revenue generated by our Swiss legal entity includes digital revenue from consumers who reside outside of Switzerland, including consumers who reside outside of Europe. Revenue generated by our Swiss legal entity during fiscal years 2022, 2021, and 2020 represents $3,423 million, $2,731 million and $2,586 million or 49 percent, 49 percent and 47 percent of our total net revenue, respectively. Revenue generated in the United States represents over 99 percent of our total North America net revenue. There were no other countries with net revenue greater than 10 percent.
In fiscal year 2022, our direct sales to Sony and Microsoft represented approximately 33 percent and 16 percent of total net revenue, respectively. In fiscal year 2021, our direct sales to Sony and Microsoft represented approximately 36 percent and 18 percent of total net revenue, respectively. In fiscal year 2020, our direct sales to Sony and Microsoft represented approximately 32 percent and 17 percent of total net revenue, respectively.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Electronic Arts Inc. and subsidiaries (the Company) as of April 2, 2022 and April 3, 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three fiscal year period ended April 2, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of April 2, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 2, 2022 and April 3, 2021, and the results of its operations and its cash flows for each of the fiscal years in the three fiscal year period ended April 2, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 2, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
The Company reported net revenue of $6,991 million for the year-ended April 2, 2022 and deferred net revenue of $2,248 million as of April 2, 2022.
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
Fair Value of Acquired Intangible Assets
As discussed in Note 7 to the consolidated financial statements, during the year ended April 2, 2022, the Company consummated the acquisition of Playdemic Limited (Playdemic) for a total consideration of $1,401 million, net of cash acquired. The acquisition-date fair value of the Playdemic intangibles was $438 million including $177 million for developed and core technology and $223 million for trade names and trademarks.
We identified the evaluation of acquisition-date fair value of developed and core technology and trade names and trademarks acquired in the acquisition of Playdemic as a critical audit matter. We performed sensitivity analyses to determine the key assumptions used to value the intangible assets acquired, individually and in the aggregate, which required challenging auditor judgment. Subjective auditor judgment was required to evaluate (1) the forecasted revenue assumption, due to limited observable market information, and (2) the discount rates used in the models to determine the fair value of these intangible assets.
The following are the primary procedures we performed to address this critical matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation process, including controls related to the development of the key assumptions identified. We evaluated the forecasted revenue by comparing these amounts to Playdemic’s historical revenue and revenue recognized subsequent to the acquisition. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rates by evaluating the relationship of Playdemic’s weighted average cost of capital, internal rate of return, and weighted-average return on assets, and by comparing certain data used to publicly available third-party market data for comparable entities.
/s/ KPMG LLP

We have served as the Company’s auditor since 1987.
Santa Clara, California
May 25, 2022

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
KPMG LLP, our independent registered public accounting firm, has issued an auditors’ report on the effectiveness of our internal control over financial reporting. That report appears on Page 90.
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended March 31, 2022 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B:     Other Information
None.
Item 9C:     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10:     Directors, Executive Officers and Corporate Governance
The information required by Item 10, other than the information regarding executive officers, which is included in Part I, Item 1 of this report, is incorporated herein by reference to the information to be included in our 2022 Proxy under the headings “Proxy Highlights”, “Board of Directors and Corporate Governance” and, as applicable, “Delinquent Section 16(a) Reports.
Item 11:     Executive Compensation
The information required by Item 11 is incorporated herein by reference to the information to be included in the 2022 Proxy under the headings “Director Compensation”, “Executive Compensation Matters” and “Compensation Committee Interlocks and Insider Participation.”
Item 12:     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference to the information to be included in the 2022 Proxy under the headings “Executive Compensation Tables” and “Security Ownership of Certain Beneficial Owners and Management.”
Item 13:     Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to the information to be included in the 2022 Proxy under the headings “Director Independence”, “Related Persons Transaction Policy”, and, as applicable, “Related Person Transactions.”
Item 14:     Principal Accountant Fees and Services
The information required by Item 14 is incorporated herein by reference to the information to be included in Proposal 3 of the 2022 Proxy and under the heading “Audit Matters.”
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
3.   Exhibits: The exhibits listed in the accompanying index to exhibits on Page 96 are filed or incorporated by reference as part of this report.
Item 16:     Form 10-K Summary
None.

ELECTRONIC ARTS INC.
2022 FORM 10-K ANNUAL REPORT
EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
2.01	Share Purchase Agreement, dated as of June 23, 2021, by and among Electronic Arts Inc., Pine Interactive Ltd. and WB/TT Holdings, Inc.	8-K	000-17948	6/23/2021

3.01	Amended and Restated Certificate of Incorporation	8-K	000-17948	8/13/2021

3.02	Amended and Restated Bylaws	8-K	000-17948	8/9/2019

4.01	Specimen Certificate of Registrant’s Common Stock	10-Q	000-17948	2/6/2018

4.02	Description of Securities				X

4.03	Indenture, dated as of February 24, 2016 by and between Electronic Arts Inc. and U.S. Bank National Association, as Trustee	8-K	000-17948	2/24/2016

4.04	First Supplemental Indenture, dated as of February 24, 2016, between Electronic Arts Inc. and U.S. Bank National Association, as Trustee	8-K	000-17948	2/24/2016

4.05	Second Supplemental Indenture, dated as of February 11, 2021, between Electronic Arts Inc. and U.S. Bank National Association, as Trustee	8-K	000-17948	2/11/2021

10.01*	Form of Indemnity Agreement with Directors	10-K	000-17948	6/4/2004

10.02*	Electronic Arts Inc. Executive Bonus Plan	8-K	000-17948	5/25/2021

10.03*	Electronic Arts Inc. Deferred Compensation Plan	10-Q	000-17948	8/6/2007

10.04*	Electronic Arts Inc. Amended and Restated Change in Control Severance Plan	8-K	000-17948	11/19/2021

10.05*	First Amendment to the Electronic Arts Deferred Compensation Plan, as amended and restated	10-K	000-17948	5/22/2009

10.06*	EA Bonus Plan	8-K	000-17948	5/18/2018

10.07*	Form of Performance-Based Restricted Stock Unit Agreement	10-K	000-17948	5/20/2020

10.08*	Form of Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/25/2021

10.09*	Form of Performance-Based Restricted Stock Unit Agreement				X

10.10*	Form of November 2019 Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	11/12/2019

10.11*	2000 Equity Incentive Plan, as amended, and related documents	8-K	000-17948	8/1/2016

10.12*	2000 Employee Stock Purchase Plan, as amended	10-Q	000-17948	2/8/2022

10.13*	2019 Equity Incentive Plan, and related documents	8-K	000-17948	8/9/2019

10.14*	Offer Letter for Employment at Electronic Arts Inc. to Andrew Wilson, dated September 15, 2013	8-K	000-17948	9/17/2013

10.15*	Offer Letter for Employment at Electronic Arts Inc. to Christopher Suh, dated January 14, 2022	8-K	000-17948	1/31/2022

10.16*	Offer Letter for Employment at Electronic Arts Inc. to Ken Moss, dated June 6, 2014	10-Q	000-17948	8/5/2014

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
10.17*	Offer Letter for Employment at Electronic Arts Inc. to Chris Bruzzo, dated July 21, 2014	10-Q	000-17948	11/4/2014

10.18*	Offer Letter for Employment at Electronic Arts Inc. to Mala Singh, dated August 27, 2016	10-Q	000-17948	11/8/2016

10.19**	Durango Publisher License Agreement, dated June 29, 2012, by and among Electronic Arts Inc., EA International (Studio & Publishing) Ltd., Microsoft Licensing, GP and Microsoft Corporation	10-K	000-17948	5/21/2014

10.20**	Xbox Console Publisher License Agreement, dated as of September 30, 2020, between Microsoft Corporation, Electronic Arts Inc. and EA Swiss Sàrl	10-Q	000-17948	11/10/2020

10.21**
Playstation Global Developer & Publisher Agreement, dated April 1, 2018, by and among Electronic Arts Inc., EA International (Studio & Publishing) Ltd., Sony Interactive Entertainment Inc., Sony Interactive Entertainment LLC, and Sony Interactive Entertainment Europe Ltd
		10-Q	000-17948	8/8/2018

10.22**
PlayStation 5 Amendment to the PlayStation Global Developer and Publisher Agreement, dated as of October 15, 2020, by and among Electronic Arts Inc., EA Swiss Sàrl, Sony Interactive Entertainment, Inc., Sony Interactive Entertainment LLC, and Sony Interactive Entertainment Europe Limited
		10-Q	000-17948	11/10/2020

10.23	Credit Agreement, dated August 29, 2019, by and among Electronic Arts Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-17948	8/29/2019

21.1	Subsidiaries of the Registrant				X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS†	Inline XBRL Instance Document				X

101.SCH†	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
**	Confidential portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC ARTS INC.
By:	/s/ Andrew Wilson
Andrew Wilson
Chief Executive Officer
Date: May 25, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 25th of May, 2022.

Name	Title

/s/ Andrew Wilson	Chief Executive Officer
Andrew Wilson

/s/ Chris Suh	Executive Vice President and
Chris Suh	Chief Financial Officer

/s/ Eric Kelly	Vice President and
Eric Kelly	Chief Accounting Officer

Directors:
/s/ Andrew Wilson	Chair of the Board
Andrew Wilson

/s/ Kofi A. Bruce	Director
Kofi A. Bruce

/s/ Leonard S. Coleman	Director
Leonard S. Coleman

/s/ Rachel A. Gonzalez	Director
Rachel A. Gonzalez

/s/ Jeffrey T. Huber	Director
Jeffrey T. Huber

/s/ Talbott Roche	Director
Talbott Roche

/s/ Richard A. Simonson	Director
Richard A. Simonson

/s/ Luis A. Ubiñas	Director
Luis A. Ubiñas

/s/ Heidi Ueberroth	Director
Heidi Ueberroth