Form 10-Q
period 2022-06-30
ELECTRONIC ARTS INC.
filed 2022-08-09
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
As of August 5, 2022, there were 278,045,325 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2022

PART I – FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	June 30, 2022	March 31, 2022 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,082	$2,732
Short-term investments	334	330
Receivables, net	579	650
Other current assets	522	439
Total current assets	3,517	4,151
Property and equipment, net	545	550
Goodwill	5,382	5,387
Acquisition-related intangibles, net	893	962
Deferred income taxes, net	2,327	2,243
Other assets	528	507
TOTAL ASSETS	$13,192	$13,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70	$101
Accrued and other current liabilities	1,215	1,388
Deferred net revenue (online-enabled games)	1,548	2,024
Total current liabilities	2,833	3,513
Senior notes, net	1,878	1,878
Income tax obligations	438	386
Deferred income taxes, net	1	1
Other liabilities	401	397
Total liabilities	5,551	6,175
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 279 and 280 shares issued and outstanding, respectively	3	3
Additional paid-in capital	—	—
Retained earnings	7,567	7,607
Accumulated other comprehensive income (loss)	71	15
Total stockholders’ equity	7,641	7,625
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,192	$13,800

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended June 30,
(In millions, except per share data)	2022	2021
Net revenue	$1,767	$1,551
Cost of revenue	314	315
Gross profit	1,453	1,236
Operating expenses:
Research and development	572	515
Marketing and sales	234	190
General and administrative	167	169
Amortization and impairment of intangibles	39	40
Total operating expenses	1,012	914
Operating income	441	322
Interest and other income (expense), net	(5)	(14)
Income before provision for income taxes	436	308
Provision for income taxes	125	104
Net income	$311	$204
Earnings per share:
Basic	$1.11	$0.71
Diluted	$1.11	$0.71
Number of shares used in computation:
Basic	279	286
Diluted	281	289

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended June 30,
(In millions)	2022	2021
Net income	$311	$204
Other comprehensive income (loss), net of tax:
Net gains (losses) on available-for-sale securities	(1)	—
Net gains (losses) on derivative instruments	90	6
Foreign currency translation adjustments	(33)	9
Total other comprehensive income (loss), net of tax	56	15
Total comprehensive income	$367	$219

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except share data in thousands)	Shares	Amount
Balances as of March 31, 2022	280,051	$3	$—	$7,607	$15	$7,625
Total comprehensive income	—	—	—	311	56	367
Stock-based compensation	—	—	125	—	—	125
Issuance of common stock	1,413	—	(103)	—	—	(103)
Repurchase and retirement of common stock	(2,512)	—	(22)	(298)	—	(320)
Cash dividends declared ($0.19 per common share)	—	—	—	(53)	—	(53)
Balances as of June 30, 2022	278,952	$3	$—	$7,567	$71	$7,641

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except share data in thousands)	Shares	Amount
Balances as of March 31, 2021	286,465	$3	$—	$7,887	$(50)	$7,840
Total comprehensive income	—	—	—	204	15	219
Stock-based compensation	—	—	125	—	—	125
Awards assumed upon acquisition	—	—	23	—	—	23
Issuance of common stock	1,209	—	(105)	—	—	(105)
Repurchase and retirement of common stock	(2,292)	—	(43)	(282)	—	(325)
Cash dividends declared ($0.17 per common share)	—	—	—	(49)	—	(49)
Balances as of June 30, 2021	285,382	$3	$—	$7,760	$(35)	$7,728

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three Months Ended June 30,
(In millions)	2022	2021
OPERATING ACTIVITIES
Net income	$311	$204
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization, accretion and impairment	114	105
Stock-based compensation	125	125
Change in assets and liabilities:
Receivables, net	70	12
Other assets	(15)	(74)
Accounts payable	(16)	(19)
Accrued and other liabilities	(105)	(302)
Deferred income taxes, net	(86)	28
Deferred net revenue (online-enabled games)	(476)	(222)
Net cash used in operating activities	(78)	(143)
INVESTING ACTIVITIES
Capital expenditures	(59)	(44)
Proceeds from maturities and sales of short-term investments	87	507
Purchase of short-term investments	(93)	(285)
Acquisitions, net of cash acquired	—	(1,989)
Net cash used in investing activities	(65)	(1,811)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	1	—
Cash dividends paid	(53)	(49)
Cash paid to taxing authorities for shares withheld from employees	(104)	(105)
Repurchase and retirement of common stock	(320)	(325)
Net cash used in financing activities	(476)	(479)
Effect of foreign exchange on cash and cash equivalents	(31)	11
Increase (decrease) in cash and cash equivalents	(650)	(2,422)
Beginning cash and cash equivalents	2,732	5,260
Ending cash and cash equivalents	$2,082	$2,838
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$36	$134

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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2023 contains 52 weeks and ends on April 1, 2023. Our results of operations for the fiscal year ended March 31, 2022 contained 52 weeks and ended on April 2, 2022. Our results of operations for the three months ended June 30, 2022 contained 13 weeks, and ended on July 2, 2022. Our results of operations for the three months ended June 30, 2021 contained 13 weeks and ended on July 3, 2021. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, as filed with the United States Securities and Exchange Commission (“SEC”) on May 25, 2022.
Recently Adopted Accounting Standards
In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance (Topic 832). The amendments in this update establish Topic 832 and require additional disclosures regarding government grants and money contributions when entities accounted for transactions with a government by analogizing to a grant or contribution accounting model. We adopted ASU 2021-10 in the first quarter of fiscal year 2023 and elected to apply the amendments prospectively to all transactions within the scope of the amendment that are reflected in the financial statements at the date of adoption. The adoption did not have a material impact on our Condensed Consolidated Financial Statements and related disclosures.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2022 and March 31, 2022, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of June 30, 2022	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$53	$53	$—	$—	Cash equivalents
Money market funds	11	11	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	132	—	132	—	Short-term investments
U.S. Treasury securities	103	103	—	—	Short-term investments and cash equivalents
U.S. agency securities	3	—	3	—	Short-term investments
Commercial paper	32	—	32	—	Short-term investments and cash equivalents
Foreign government securities	18	—	18	—	Short-term investments
Asset-backed securities	37	—	37	—	Short-term investments
Certificates of deposit	16	—	16	—	Short-term investments
Foreign currency derivatives	156	—	156	—	Other current assets and other assets
Deferred compensation plan assets (a)	23	23	—	—	Other assets
Total assets at fair value	$584	$190	$394	$—
Liabilities
Foreign currency derivatives	$13	$—	$13	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	24	24	—	—	Other liabilities
Total liabilities at fair value	$37	$24	$13	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2022	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$55	$55	$—	$—	Cash equivalents
Money market funds	257	257	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	116	—	116	—	Short-term investments
U.S. Treasury securities	104	104	—	—	Short-term investments and cash equivalents
Commercial paper	51	—	51	—	Short-term investments and cash equivalents
Foreign government securities	17	—	17	—	Short-term investments
Asset-backed securities	38	—	38	—	Short-term investments
Certificates of deposit	18	—	18	—	Short-term investments
Foreign currency derivatives	63	—	63	—	Other current assets and other assets
Deferred compensation plan assets (a)	21	21	—	—	Other assets
Total assets at fair value	$740	$437	$303	$—
Liabilities
Foreign currency derivatives	$14	$—	$14	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	22	22	—	—	Other liabilities
Total liabilities at fair value	$36	$22	$14	$—

(a)The Deferred Compensation Plan assets consist of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, for additional information regarding our Deferred Compensation Plan.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of June 30, 2022 and March 31, 2022, our cash and cash equivalents were $2,082 million and $2,732 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.
Short-Term Investments
Short-term investments consisted of the following as of June 30, 2022 and March 31, 2022 (in millions):

	As of June 30, 2022				As of March 31, 2022
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$133	$—	$(1)	$132	$117	$—	$(1)	$116
U.S. Treasury securities	101	—	(1)	100	103	—	(1)	102
U.S. agency securities	3	—	—	3	—	—	—	—
Commercial paper	28	—	—	28	39	—	—	39
Foreign government securities	18	—	—	18	17	—	—	17
Asset-backed securities	38	—	(1)	37	38	—	—	38
Certificates of deposit	16	—	—	16	18	—	—	18
Short-term investments	$337	$—	$(3)	$334	$332	$—	$(2)	$330
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of June 30, 2022 and March 31, 2022 (in millions):

	As of June 30, 2022		As of March 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$262	$260	$250	$249
Due 1 year through 5 years	71	70	77	76
Due after 5 years	4	4	5	5
Short-term investments	$337	$334	$332	$330

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of June 30, 2022			As of March 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$261	$—	$11	$375	$4	$3
Forward contracts to sell	$1,917	$153	$—	$1,829	$52	$6
The effects of cash flow hedge accounting in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2022 and 2021 are as follows (in millions):

	Three Months Ended June 30,
	2022		2021
	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,767	$572	$1,551	$515
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$19	$(3)	$(19)	$8
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of June 30, 2022			As of March 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$361	$2	$1	$496	$6	$—
Forward contracts to sell	$323	$1	$1	$400	$1	$5

The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2022 and 2021 was as follows (in millions):

	Three Months Ended June 30,
	2022	2021
	Interest and other income (expense), net
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$(5)	$(14)
Gain (losses) on foreign currency forward contracts not designated as hedging instruments	$13	$(7)

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended June 30, 2022 and 2021 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2022	$(3)	$47	$(29)	$15
Other comprehensive income (loss) before reclassifications	(1)	106	(33)	72
Amounts reclassified from accumulated other comprehensive income (loss)	—	(16)	—	(16)
Total other comprehensive income (loss), net of tax	(1)	90	(33)	56
Balances as of June 30, 2022	$(4)	$137	$(62)	$71

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2021	$—	$(29)	$(21)	$(50)
Other comprehensive income (loss) before reclassifications	—	(5)	9	4
Amounts reclassified from accumulated other comprehensive income (loss)	—	11	—	11
Total other comprehensive income (loss), net of tax	—	6	9	15
Balances as of June 30, 2021	$—	$(23)	$(12)	$(35)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2022 and 2021 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$(19)	$19
Research and development	3	(8)
Total net (gain) loss reclassified, net of tax	$(16)	$11

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the three months ended June 30, 2022 are as follows (in millions):

	As of March 31, 2022	Activity	Effects of Foreign Currency Translation	As of June 30, 2022
Goodwill	$5,755	$—	$(5)	$5,750
Accumulated impairment	(368)	—	—	(368)
Total	$5,387	$—	$(5)	$5,382
Acquisition-related intangibles consisted of the following (in millions):

	As of June 30, 2022			As of March 31, 2022
	Gross Carrying Amount	Accumulated Amortization and Impairments	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization and Impairments	Acquisition- Related Intangibles, Net
Finite-lived acquisition-related intangibles
Developed and core technology	$1,102	$(683)	$419	$1,102	$(643)	$459
Trade names and trademarks	609	(234)	375	609	(212)	397
Registered user base and other intangibles	56	(37)	19	56	(30)	26
Total finite-lived acquisition-related intangibles	$1,767	$(954)	$813	$1,767	$(885)	$882
Indefinite-lived acquisition-related intangibles
In-process research and development	$80	$—	$80	$80	$—	$80
Total acquisition-related intangibles, net	$1,847	$(954)	$893	$1,847	$(885)	$962
Amortization of intangibles, including impairments for the three months ended June 30, 2022 and 2021 are classified in the Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months Ended June 30,
	2022	2021
Cost of revenue	$30	$22
Operating expenses	39	40
Total	$69	$62
During the three months ended June 30, 2022, there were no impairment charges for acquisition-related intangible assets. During the three months ended June 30, 2021, we recorded a $12 million impairment charge for acquisition-related intangible assets, which was recorded within operating expenses.
Acquisition-related intangible assets are generally amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, currently ranging from 1 to 7 years. As of June 30, 2022 and March 31, 2022, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 5.1 and 5.2 years, respectively.

As of June 30, 2022, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Condensed Consolidated Statements of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2023 (remaining nine months)	$176
2024	159
2025	125
2026	122
2027	102
2028	99
2029 and thereafter	30
Total	$813

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
During the three months ended June 30, 2022 and 2021, we did not recognize any material losses or impairment charges on royalty-based commitments.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of June 30, 2022	As of March 31, 2022
Other current assets	$78	$35
Other assets	27	28
Royalty-related assets	$105	$63
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

	As of June 30, 2022	As of March 31, 2022
Accrued royalties	$151	$203
Other liabilities	2	3
Royalty-related liabilities	$153	$206
As of June 30, 2022, we were committed to pay approximately $1,731 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 11 for further information on our developer and licensor commitments.

(8) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of June 30, 2022 and March 31, 2022 consisted of (in millions):

	As of June 30, 2022	As of March 31, 2022
Computer, equipment and software	$855	$853
Buildings	372	375
Leasehold improvements	162	202
Equipment, furniture and fixtures, and other	94	95
Land	66	66
Construction in progress	34	30
	1,583	1,621
Less: accumulated depreciation	(1,038)	(1,071)
Property and equipment, net	$545	$550
Depreciation expense associated with property and equipment was $44 million and $40 million for the three months ended June 30, 2022 and 2021, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of June 30, 2022 and March 31, 2022 consisted of (in millions):

	As of June 30, 2022	As of March 31, 2022
Other accrued expenses	$302	$290
Accrued compensation and benefits	310	500
Taxes payable	147	14
Accrued royalties	151	203
Sales returns and price protection reserves	88	144
Deferred net revenue (other)	132	156
Operating lease liabilities	85	81
Accrued and other current liabilities	$1,215	$1,388
Deferred net revenue (other) includes the deferral of subscription revenue, licensing arrangements, advertising revenue, and other revenue for which revenue recognition criteria has not been met.
Deferred net revenue
Deferred net revenue as of June 30, 2022 and March 31, 2022 consisted of (in millions):

	As of June 30, 2022	As of March 31, 2022
Deferred net revenue (online-enabled games)	$1,548	$2,024
Deferred net revenue (other)	132	156
Deferred net revenue (noncurrent)	62	68
Total deferred net revenue	$1,742	$2,248
During the three months ended June 30, 2022 and 2021, we recognized $1,240 million and $961 million of revenue, respectively, that were included in the deferred net revenue balance at the beginning of the period.

Remaining Performance Obligations
As of June 30, 2022, revenue allocated to remaining performance obligations consists of our deferred revenue balance of $1,742 million and amounts to be invoiced in future periods of $33 million, of which $25 million are expected to be recognized as revenue over the next 12 months, and the remainder thereafter. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue.

(9) INCOME TAXES
The provision for income taxes for the three months ended June 30, 2022 is based on our projected annual effective tax rate for fiscal year 2023, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three months ended June 30, 2022 was 29 percent as compared to 34 percent for the same period in fiscal year 2022. The current period rate was lower due to a tax benefit to decrease the valuation allowance against our Swiss deferred tax assets, while the prior period rate included a tax charge to increase the same valuation allowance.

We are subject to income tax examinations in various jurisdictions with respect to fiscal years after 2013. The timing and potential resolution of income tax examinations is highly uncertain. The gross unrecognized tax benefits as of June 30, 2022 were $698 million.

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

It is also reasonably possible that an additional reduction of up to $3 million of unrecognized tax benefits may occur within the next 12 months, unrelated to the Altera opinion, a portion of which would impact our effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements and tax interpretations.

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

The carrying and fair values of the Senior Notes are as follows (in millions):

	As of June 30, 2022	As of March 31, 2022
Senior Notes:
4.80% Senior Notes due 2026	$400	$400
1.85% Senior Notes due 2031	750	750
2.95% Senior Notes due 2051	750	750
Total principal amount	$1,900	$1,900
Unaccreted discount	(6)	(6)
Unamortized debt issuance costs	(16)	(16)
Net carrying value of Senior Notes	$1,878	$1,878

Fair value of Senior Notes (Level 2)	$1,584	$1,711
As of June 30, 2022, the remaining life of the 2026 Notes, 2031 Notes and 2051 Notes is approximately 3.7 years, 8.6 years, and 28.6 years, respectively.
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
The credit agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a debt to EBITDA ratio. As of June 30, 2022, we were in compliance with the debt to EBITDA ratio.
As of June 30, 2022, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
Interest expense, which represented coupon interest associated with our debt instruments and is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations, was $14 million for the three months ended June 30, 2022 and 2021, respectively.

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
The following table summarizes our minimum contractual obligations as of June 30, 2022 (in millions):

		Fiscal Years Ending March 31,
		2023
		(Remaining
	Total	nine mos.)	2024	2025	2026	2027	2028	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,731	$240	$422	$428	$355	$78	$65	$143
Marketing commitments	810	172	234	199	123	53	8	21
Senior Notes interest	822	35	55	55	54	36	36	551
Operating lease imputed interest	30	6	6	5	3	2	2	6
Operating leases not yet commenced (a)	121	—	4	8	13	11	9	76
Other purchase obligations	189	55	94	20	12	8	—	—
Total unrecognized commitments	3,703	508	815	715	560	188	120	797

Recognized commitments
Senior Notes principal and interest	1,920	20	—	—	400	—	—	1,500
Operating leases	366	70	75	59	46	31	19	66
Transition Tax and other taxes	19	2	4	6	7	—	—	—
Total recognized commitments	2,305	92	79	65	453	31	19	1,566

Total Commitments	$6,008	$600	$894	$780	$1,013	$219	$139	$2,363
(a)As of June 30, 2022, we have entered into office and equipment leases that have not yet commenced with aggregate future lease payments of approximately $121 million. These leases are expected to commence between fiscal year 2023 and fiscal year 2024, and will have lease terms ranging from 2 to 12 years.
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of June 30, 2022; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above, as of June 30, 2022, we had a net liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $421 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Subsequent to June 30, 2022, we entered into licensor and office lease agreements with third parties which are not included in the table above, and contingently commit us to pay an additional $776 million at various dates through fiscal year 2034.

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
There were no ESPP shares issued during the three months ended June 30, 2022 and 2021. There were an insignificant number of stock options granted during the three months ended June 30, 2022 and 2021.
The assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Three Months Ended June 30,
	2022	2021
Risk-free interest rate	3.3%	0.4%
Expected volatility	33 - 56%	24 - 76%
Weighted-average volatility	43%	40%
Expected dividends	None	None

Stock Options
The following table summarizes our stock option activity for the three months ended June 30, 2022:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2022	286	$39.28
Granted	1	120.00
Exercised	(21)	41.71
Forfeited, cancelled or expired	(1)	63.51
Outstanding as of June 30, 2022	265	$39.32	2.50	$22
Vested and expected to vest	265	$39.32	2.50	$22
Exercisable as of June 30, 2022	261	$38.38	2.42	$22
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of June 30, 2022, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Units
The following table summarizes our restricted stock units activity for the three months ended June 30, 2022:

	Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2022	6,682	$129.57
Granted	4,082	127.75
Vested	(2,046)	123.08
Forfeited or cancelled	(217)	131.70
Outstanding as of June 30, 2022	8,501	$130.20
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

The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the three months ended June 30, 2022:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2022	190	$142.60
Granted	509	127.98
Vested	(73)	142.60
Forfeited or cancelled	(26)	142.60
Outstanding as of June 30, 2022	600	$130.20
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
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the three months ended June 30, 2022:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2022	1,321	$134.69
Granted	178	176.70
Vested	(95)	114.97
Forfeited or cancelled	(298)	123.14
Outstanding as of June 30, 2022	1,106	$146.25
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,
	2022	2021
Cost of revenue	$2	$1
Research and development	81	85
Marketing and sales	13	12
General and administrative	29	27
Stock-based compensation expense	$125	$125
During the three months ended June 30, 2022 and 2021, we recognized $21 million and $24 million, respectively, of deferred income tax benefit related to our stock-based compensation expense.
As of June 30, 2022, our total unrecognized compensation cost related to stock options, restricted stock units, market-based restricted stock units, and performance-based restricted stock units was $1,109 million and is expected to be recognized over a weighted-average service period of 2.3 years. Of the $1,109 million of unrecognized compensation cost, $1,020 million relates to restricted stock units, $52 million relates to market-based restricted stock units, $37 million relates to performance-based restricted stock units.

Stock Repurchase Program
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
The following table summarizes total shares repurchased during the three months ended June 30, 2022 and 2021:

	November 2020 Program
(In millions)	Shares	Amount
Three months ended June 30, 2022	2.5	$320
Three months ended June 30, 2021	2.3	$325

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

	Three Months Ended June 30,
(In millions, except per share amounts)	2022	2021
Net income	$311	$204
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	279	286
Dilutive potential common shares related to stock award plans	2	3
Weighted-average common stock outstanding — diluted	281	289
Earnings per share:
Basic	$1.11	$0.71
Diluted	$1.11	$0.71
Certain restricted stock units, market-based restricted stock units and performance-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. For both the three months ended June 30, 2022 and 2021, one million such shares were excluded.

(14) SEGMENT AND REVENUE INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Our CODM currently reviews total company operating results to assess overall performance and allocate resources. As of June 30, 2022, we have only one reportable segment, which represents our only operating segment.
Information about our total net revenue by timing of recognition for the three months ended June 30, 2022 and 2021 is presented below (in millions):

	Three Months Ended June 30,
	2022	2021
Net revenue by timing of recognition
Revenue recognized at a point in time	$346	$405
Revenue recognized over time	1,421	1,146
Net revenue	$1,767	$1,551
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
Information about our total net revenue by composition for the three months ended June 30, 2022 and 2021 is presented below (in millions):

	Three Months Ended June 30,
	2022	2021
Net revenue by composition
Full game downloads	$237	$233
Packaged goods	104	89
Full game	341	322

Live services and other	1,426	1,229
Net revenue	$1,767	$1,551
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

Information about our total net revenue by platform for the three months ended June 30, 2022 and 2021 is presented below (in millions):

	Three Months Ended June 30,
	2022	2021
Platform net revenue
Console	$1,042	$972
PC and other	402	361
Mobile	323	218
Net revenue	$1,767	$1,551
Information about our operations in North America and internationally for the three months ended June 30, 2022 and 2021 is presented below (in millions):

	Three Months Ended June 30,
	2022	2021
Net revenue from unaffiliated customers
North America	$762	$682
International	1,005	869
Net revenue	$1,767	$1,551

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Electronic Arts, Inc. and subsidiaries (the Company) as of July 2, 2022, the related condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended July 2, 2022 and July 3, 2021, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of April 2, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 25, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 2, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
August 9, 2022

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate”, “plan”, “predict”, “seek”, “goal”, “will”, “may”, “likely”, “should”, “could” (and the negative of any of these terms), “future” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, projections of markets relevant to our business, uncertain events and assumptions and other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements consist of, among other things, statements related to the impact of the COVID-19 pandemic to our business, operations and financial results, industry prospects, our future financial performance, and our business plans and objectives, and may include certain assumptions that underlie the forward-looking statements. These forward-looking statements are not guarantees of future performance and reflect management’s current expectations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that might cause or contribute to such differences include those discussed in Part II, Item 1A of this Quarterly Report under the heading “Risk Factors” in, as well as in other documents we have filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended June 30, 2022, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 as filed with the SEC on May 25, 2022 and in other documents we have filed with the SEC.
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

Financial Results
Our key financial results for our fiscal quarter ended June 30, 2022 were as follows:
•Total net revenue was $1,767 million, up 14 percent year-over-year.
•Live services and other net revenue was $1,426 million, up 16 percent year-over-year.
•Gross margin was 82.2 percent, up 3 percentage points year-over-year.
•Operating expenses were $1,012 million, up 11 percent year-over-year.
•Operating income was $441 million, up 37 percent year-over-year.
•Net income was $311 million with diluted earnings per share of $1.11.
•Net cash used in operating activities was $78 million, down 45 percent year-over-year.
•Total cash, cash equivalents and short-term investments were $2,416 million.
•We repurchased 2.5 million shares of our common stock for $320 million.
•We paid cash dividends of $53 million during the quarter ended June 30, 2022.
From time to time, we make comparisons of current periods to prior periods with reference to constant currency. For the three months ended June 30, 2022, foreign currency exchange rates, net of hedging activities, did not have a material impact on our net revenue and operating expenses.

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
Live Services Business. We offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our base games and free-to-play games. Our net revenue attributable to live services and other was $5,195 million, $4,145 million and $3,803 million for the trailing twelve months ended June 30, 2022, 2021 and 2020, respectively, and we expect that live services net revenue will continue to be material to our business. Within live services and other, net revenue attributable to extra content was $4,056 million, $3,149 million and $2,980 million for the trailing twelve months ended June 30, 2022, 2021 and 2020, respectively. Extra content net revenue has increased as more players engage with our games and services, and purchase additional content designed to provide value to players and extend and enhance gameplay. Our most popular live services are the extra content purchased for the Ultimate Team mode associated with our sports franchises and extra content purchased for our Apex Legends franchise. Ultimate Team allows players to collect current and former professional players in order to build and compete as a personalized team. Live services net revenue generated from extra content purchased within the Ultimate Team mode associated with our sports franchises, a substantial portion of which was derived from FIFA Ultimate Team, and from our Apex Legends franchise, is material to our business.
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
Recently, our industry has undergone a period of increased consolidation which increases competitive pressure on us as interactive entertainment companies grow through acquisition – such as Take Two Interactive’s recent acquisition of Zynga – or as larger, well-funded technology companies strengthen their interactive entertainment capabilities – such as Microsoft’s definitive agreement to acquire Activision Blizzard.
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

The following is a calculation of our total net bookings for the periods presented:

	Three Months Ended June 30,
(In millions)	2022	2021
Total net revenue	$1,767	$1,551
Change in deferred net revenue (online-enabled games)	(468)	(215)
Net bookings	$1,299	$1,336
Net bookings were $1,299 million for the three months ended June 30, 2022 primarily driven by sales related to our FIFA, Madden and Formula 1 franchises, Apex Legends, and The Sims 4. Net bookings decreased $37 million, or 3 percent, as compared to the three months ended June 30, 2021, primarily due to prior period releases of Mass Effect Trilogy Remaster and It Takes Two and decreased year-over-year sales of extra content for Star Wars: Galaxy of Heroes, partially offset by the year-over-year change in the launch date for our Formula 1 title from the second quarter in fiscal 2022 to the first quarter in fiscal 2023, the Playdemic acquisition, the release of Apex Legends Mobile, and strength in our FIFA franchise. Live services and other net bookings were $1,134 million for the three months ended June 30, 2022, and increased $80 million, or 8 percent, as compared to the three months ended June 30, 2021. The increase in live services and other net bookings was due primarily to increased year-over-year sales of extra content for Apex Legends, the release of Apex Legends Mobile, the Playdemic acquisition, and strength in our FIFA franchise, partially offset by decreased year-over-year sales of extra content for Star Wars: Galaxy of Heroes. Full game net bookings were $165 million for the three months ended June 30, 2022, and decreased $117 million, or 41 percent, as compared to the three months ended June 30, 2021 primarily due to prior period releases of Mass Effect Trilogy Remaster and It Takes Two, partially offset by the year-over-year change in the launch date for our Formula 1 title from the second quarter in fiscal 2022 to the first quarter in fiscal 2023.

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
Additionally, we consider results from prior analyses, known and expected online gameplay trends, as well as disclosed service periods for competitors’ games in determining the Estimated Offering Period for future sales. We believe this provides a reasonable depiction of the transfer of future update rights and online hosting to our customers, as it is the best representation of the time period during which our games and extra content are experienced. We recognize revenue for future update rights and online hosting performance obligations ratably on a straight-line basis over this period as there is a consistent pattern of delivery for these performance obligations. Revenue for service-related performance obligations for games and extra content sold through retail is recognized over an estimated ten-month period beginning in the month of sale, revenue for service-related performance obligations for digitally-distributed games and extra content is recognized over an estimated eight-month period beginning in the month of sale, and revenue for service related performance obligations related to our PC and console free-to-play games is recognized generally over a twelve-month period.

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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2023 contains 52 weeks and ends on April 1, 2023. Our results of operations for the fiscal year ended March 31, 2022 contained 52 weeks and ended on April 2, 2022. Our results of operations for the three months ended June 30, 2022 contained 13 weeks and ended on July 2, 2022. Our results of operations for the three months ended June 30, 2021 contained 13 weeks and ended on July 3, 2021. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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
Net Revenue Quarterly Analysis
Net Revenue
Net revenue for the three months ended June 30, 2022 was $1,767 million, primarily driven by sales related to FIFA 2022, Apex Legends, Battlefield 2042, Madden NFL 22, and The Sims 4. Net revenue for the three months ended June 30, 2022 increased $216 million as compared to the three months ended June 30, 2021. This increase was driven by a $419 million increase in net revenue primarily due to Battlefield 2042, the FIFA franchise, and the year-over-year change in the launch date for our Formula 1 title from the second quarter in fiscal 2022 to the first quarter in fiscal 2023 partially offset by a $203 million decrease in net revenue primarily due to prior period releases of Mass Effect Trilogy Remaster and It Takes Two.

Net Revenue by Composition
Our net revenue by composition for the three months ended June 30, 2022 and 2021 was as follows (in millions):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Net revenue:
Full game downloads	$237	$233	$4	2%
Packaged goods	104	89	15	17%
Full game	$341	$322	$19	6%

Live services and other	$1,426	$1,229	$197	16%
Total net revenue	$1,767	$1,551	$216	14%

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
For the three months ended June 30, 2022, full game net revenue was $341 million, primarily driven by Battlefield 2042, FIFA 22, and the year-over-year change in the launch date for our Formula 1 title from the second quarter in fiscal 2022 to the first quarter in fiscal 2023. Full game net revenue for the three months ended June 30, 2022 increased $19 million, or 6 percent, as compared to the three months ended June 30, 2021. This increase was driven by a $15 million increase in packaged goods net revenue primarily driven by Battlefield 2042 and the year-over-year change in the launch date for our Formula 1 title from the second quarter in fiscal 2022 to the first quarter in fiscal 2023, partially offset by Mass Effect Trilogy Remaster.

Live Services and Other Net Revenue
Live services and other net revenue includes revenue from sales of extra content for console, PC and mobile games, licensing revenue, subscriptions, advertising, and non-software licensing.
For the three months ended June 30, 2022, live services and other net revenue was $1,426 million primarily driven by sales of extra content for FIFA Ultimate Team, Apex Legends, Madden Ultimate Team, and The Sims 4. Live services and other net revenue for the three months ended June 30, 2022 increased $197 million, or 16 percent, as compared to the three months ended June 30, 2021. This increase was primarily driven by sales of extra content related to our FIFA franchise, new games added to our mobile portfolio through acquisitions activity, and Apex Legends.
Cost of Revenue Quarterly Analysis
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

Cost of revenue for the three months ended June 30, 2022 and 2021 was as follows (in millions):

June 30, 2022	% of Net Revenue	June 30, 2021	% of Net Revenue	% Change	Change as a % of Net Revenue
$314	18%	$315	20%	—%	(2)%
Cost of Revenue
Cost of revenue decreased by $1 million during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The decrease was primarily due to a decrease in royalty costs due to product mix, and a decrease in inventory costs driven by the prior year release of Mass Effect Trilogy Remaster, partially offset by an increase in platform and hosting fees, and an increase in acquisition-related intangible asset amortization.
Cost of revenue as a percentage of total net revenue decreased by 2 percent during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. This decrease was primarily due to an increase in recognition of net revenue from prior period sales that were deferred and lower royalty costs due to product mix, partially offset by an increase in platform and hosting fees.

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
Research and development expenses for the three months ended June 30, 2022 and 2021 were as follows (in millions):

	June 30, 2022	% of Net Revenue	June 30, 2021	% of Net Revenue	$ Change	% Change
Three months ended	$572	32%	$515	33%	$57	11%
Research and development expenses increased by $57 million, or 11 percent, during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. This increase was primarily due to a $30 million increase in personnel-related costs primarily resulting from continued investment in our studios and headcount from prior year acquisitions, an $11 million increase due to hedging activities, a $7 million increase in studio related contracted services, and a $5 million increase in digital infrastructure costs.
Marketing and Sales
Marketing and sales expenses consist of advertising, marketing and promotional expenses, personnel-related costs, and related overhead costs, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three months ended June 30, 2022 and 2021 were as follows (in millions):

	June 30, 2022	% of Net Revenue	June 30, 2021	% of Net Revenue	$ Change	% Change
Three months ended	$234	13%	$190	12%	$44	23%
Marketing and sales expenses increased by $44 million, or 23 percent during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. This increase was primarily due to an increase in advertising and promotional spending primarily related to the release of our Apex Legends Mobile title and our FIFA franchise, partially offset by advertising and promotional spending for Mass Effect Trilogy Remaster and It Takes Two, which were launched during the first quarter of fiscal year 2022 and the fourth quarter of fiscal year 2021, respectively.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology (“IT”), related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three months ended June 30, 2022 and 2021 were as follows (in millions):

	June 30, 2022	% of Net Revenue	June 30, 2021	% of Net Revenue	$ Change	% Change
Three months ended	$167	9%	$169	11%	$(2)	(1)%
General and administrative expenses decreased by $2 million, or 1 percent, during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. This decrease was primarily due to a $19 million decrease in contracted services driven by prior year acquisition-related transaction and integration costs, offset by a $7 million increase in personnel-related costs primarily resulting from an increase in headcount, a $4 million increase in IT-related costs, and a $2 million increase in stock-based compensation.

Income Taxes
Provision for income taxes for the three months ended June 30, 2022 and 2021 were as follows (in millions):

	June 30, 2022	Effective Tax Rate	June 30, 2021	Effective Tax Rate
Three months ended	$125	29%	$104	34%
The provision for income taxes for the three months ended June 30, 2022 is based on our projected annual effective tax rate for fiscal year 2023, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three months ended June 30, 2022 was 29 percent as compared to 34 percent for the same period in fiscal year 2022. The current period rate was lower due to a tax benefit to decrease the valuation allowance against our Swiss deferred tax assets, while the prior period rate included a tax charge to increase the same valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of June 30, 2022	As of March 31, 2022	Increase/(Decrease)
Cash and cash equivalents	$2,082	$2,732	$(650)
Short-term investments	334	330	4
Total	$2,416	$3,062	$(646)
Percentage of total assets	18%	22%

	Three Months Ended June 30,
(In millions)	2022	2021	Change
Net cash used in operating activities	$(78)	$(143)	$65
Net cash used in investing activities	(65)	(1,811)	1,746
Net cash used in financing activities	(476)	(479)	3
Effect of foreign exchange on cash and cash equivalents	(31)	11	(42)
Net increase (decrease) in cash and cash equivalents	$(650)	$(2,422)	$1,772
Changes in Cash Flow
Operating Activities. Net cash used in operating activities decreased by $65 million during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily driven by timing of cash payments for income taxes, acquisition transaction costs, and cash outflows from hedging activities, partially offset by lower cash receipts related primarily to a decrease in net bookings, and higher marketing and advertising payments.
Investing Activities. Net cash used in investing activities decreased by $1,746 million during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily driven by payments of $1,989 million in connection with acquisitions completed in the prior year, and a $192 million decrease in the purchase of short-term investments, partially offset by a $420 million increase from maturities and sales of short-term investments.
Financing Activities. Net cash used in financing activities decreased by $3 million during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to a decrease in the repurchase and retirement of our common stock, partially offset by an increase in cash dividend payments.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of June 30, 2022, our short-term investments had gross unrealized losses of $3 million or 1 percent of total short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.
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
Credit Facility
On August 29, 2019, we entered into a $500 million unsecured revolving credit facility (“Credit Facility”) with a syndicate of banks. The Credit Facility terminates on August 29, 2024 unless the maturity is extended in accordance with its terms. As of June 30, 2022, no amounts were outstanding under the Credit Facility. See Note 10 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our Credit Facility, which is incorporated by reference into this Item 2.
Financial Condition
Our material cash requirements as of June 30, 2022 are set forth in our Note 11 — Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q, which is incorporated by reference into this Item 2. We expect capital expenditures to be approximately $200 million in fiscal year 2023 due to facility buildouts. We believe that our cash, cash equivalents, short-term investments, cash generated from operations and available financing facilities will be sufficient to meet these material cash requirements, which include licensing intellectual property from professional sports leagues and players associations used in our EA SPORTS titles (e.g., the 300+ licenses within our global football ecosystem, NFL Properties LLC, NFL Players Association and NFL Players Inc. on behalf of OneTeam Partners, LLC) and third-party content and celebrities (e.g., Disney Interactive), debt repayment obligations of $1.9 billion, and to fund our operating requirements for the next 12 months and beyond. Our operating requirements include working capital requirements, capital expenditures, the remaining portion of our $2.6 billion share repurchase program, quarterly cash dividend, which is currently $0.19 per share, subject to declaration by our Board of Directors or a designated Committee of the Board of Directors, and potentially, future acquisitions or strategic investments. We may choose at any time to raise additional capital to repay debt, strengthen our financial position, facilitate expansion, repurchase our stock, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.
During the three months ended June 30, 2022, we returned $373 million to stockholders through our capital return programs, repurchasing 2.5 million shares for approximately $320 million and returning $53 million through our quarterly cash dividend program which was initiated in November 2020.
Our foreign subsidiaries are generally subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of June 30, 2022, approximately $1.0 billion of our cash and cash equivalents were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.
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
As of June 30, 2022, we did not have any off-balance sheet arrangements.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of June 30, 2022, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $200 million or $399 million, respectively. As of June 30, 2022, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses in the Condensed Consolidated Statements of Operations on our foreign currency forward contracts used in balance sheet hedging of $68 million or $137 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in the same manner and actual results may differ materially. See Note 4 — Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.

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
As of June 30, 2022, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with changes in fair value, including unrealized gains and unrealized losses not related to credit losses, reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.
Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Changes in interest rates affect the fair value of our short-term investment portfolio. To provide a meaningful assessment of the interest rate risk associated with our short-term investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio assuming a 150 basis point parallel shift in the yield curve. As of June 30, 2022, a hypothetical 150 basis point increase in interest rates would have resulted in a $3 million, or 1% decrease in the fair market value of our short-term investments.

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
Changes in internal control over financial reporting
There has been no change in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended June 30, 2022 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1.Legal Proceedings
Refer to Note 11 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for disclosures regarding our legal proceedings.

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
Changes to U.S. federal, state or international tax laws or their applicability to corporate multinationals in the countries in which we do business, particularly in Switzerland, where our international business is headquartered, and actions we have taken in our business with respect to such laws, have affected, and could continue to affect, our effective tax rates and cash taxes, and could cause us to change the way in which we structure our business and result in other costs. In particular, recently proposed changes to tax law in the United States and among the countries in the Organization for Economic Co-operation and Development could materially impact our provision for income taxes and cash taxes. Our effective tax rate also could be adversely affected by changes in our valuation allowances for deferred tax assets. Our valuation allowances, in turn, can be impacted by several factors with respect to our business and industry and macroeconomic factors, including rising interest rates. Significant judgment is involved in determining the amount of valuation allowances, and actual financial results also may differ materially from our current estimates and could have a material impact on our assessments.
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In November 2020, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. This stock repurchase program expires on November 4, 2022. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. During the three months ended June 30, 2022, we repurchased approximately 2.5 million shares for approximately $320 million under this program. We are actively repurchasing shares under this program.

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
April 3, 2022 - April 30, 2022	786,553	$124.63	786,553	$552
May 1, 2022 - May 28, 2022	831,958	$124.03	831,958	$448
May 29, 2022 - July 2, 2022	893,846	$132.75	893,846	$330
	2,512,357	$127.32	2,512,357

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 6.Exhibits

The exhibits listed in the accompanying index to exhibits on Page 57 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2022
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

†    Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 are the following formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows, and (6) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Chris Suh
DATED:	Chris Suh
August 9, 2022	EVP and Chief Financial Officer