Form 10-Q
period 2022-09-30
ELECTRONIC ARTS INC.
filed 2022-11-08
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
As of November 4, 2022, there were 276,080,234 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	September 30, 2022	March 31, 2022 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,539	$2,732
Short-term investments	335	330
Receivables, net	919	650
Other current assets	649	439
Total current assets	3,442	4,151
Property and equipment, net	531	550
Goodwill	5,375	5,387
Acquisition-related intangibles, net	811	962
Deferred income taxes, net	2,395	2,243
Other assets	525	507
TOTAL ASSETS	$13,079	$13,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$136	$101
Accrued and other current liabilities	1,034	1,388
Deferred net revenue (online-enabled games)	1,391	2,024
Total current liabilities	2,561	3,513
Senior notes, net	1,879	1,878
Income tax obligations	478	386
Deferred income taxes, net	1	1
Other liabilities	362	397
Total liabilities	5,281	6,175
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 277 and 280 shares issued and outstanding, respectively	3	3
Additional paid-in capital	—	—
Retained earnings	7,658	7,607
Accumulated other comprehensive income (loss)	137	15
Total stockholders’ equity	7,798	7,625
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,079	$13,800

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
Net revenue	$1,904	$1,826	$3,671	$3,377
Cost of revenue	462	494	776	809
Gross profit	1,442	1,332	2,895	2,568
Operating expenses:
Research and development	565	553	1,137	1,068
Marketing and sales	233	233	467	423
General and administrative	174	176	341	345
Amortization and impairment of intangibles	43	30	82	70
Total operating expenses	1,015	992	2,027	1,906
Operating income	427	340	868	662
Interest and other income (expense), net	—	(14)	(5)	(28)
Income before provision for income taxes	427	326	863	634
Provision for income taxes	128	32	253	136
Net income	$299	$294	$610	$498
Earnings per share:
Basic	$1.08	$1.03	$2.19	$1.75
Diluted	$1.07	$1.02	$2.18	$1.73
Number of shares used in computation:
Basic	278	285	279	285
Diluted	279	287	280	288

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net income	$299	$294	$610	$498
Other comprehensive income (loss), net of tax:
Net gains (losses) on available-for-sale securities	—	—	(1)	—
Net gains (losses) on derivative instruments	109	50	199	56
Foreign currency translation adjustments	(43)	(17)	(76)	(8)
Total other comprehensive income (loss), net of tax	66	33	122	48
Total comprehensive income	$365	$327	$732	$546

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except share data in thousands)	Shares	Amount
Balances as of March 31, 2022	280,051	$3	$—	$7,607	$15	$7,625
Total comprehensive income	—	—	—	311	56	367
Stock-based compensation	—	—	125	—	—	125
Issuance of common stock	1,413	—	(103)	—	—	(103)
Repurchase and retirement of common stock	(2,512)	—	(22)	(298)	—	(320)
Cash dividends declared ($0.19 per common share)	—	—	—	(53)	—	(53)
Balances as of June 30, 2022	278,952	$3	$—	$7,567	$71	$7,641
Total comprehensive income	—	—	—	299	66	365
Stock-based compensation	—	—	140	—	—	140
Issuance of common stock	641	—	30	—	—	30
Repurchase and retirement of common stock	(2,569)	—	(170)	(155)	—	(325)
Cash dividends declared ($0.19 per common share)	—	—	—	(53)	—	(53)
Balances as of September 30, 2022	277,024	$3	$—	$7,658	$137	$7,798

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except share data in thousands)	Shares	Amount
Balances as of March 31, 2021	286,465	$3	$—	$7,887	$(50)	$7,840
Total comprehensive income	—	—	—	204	15	219
Stock-based compensation	—	—	125	—	—	125
Awards assumed upon acquisition	—	—	23	—	—	23
Issuance of common stock	1,209	—	(105)	—	—	(105)
Repurchase and retirement of common stock	(2,292)	—	(43)	(282)	—	(325)
Cash dividends declared ($0.17 per common share)	—	—	—	(49)	—	(49)
Balances as of June 30, 2021	285,382	$3	$—	$7,760	$(35)	$7,728
Total comprehensive income	—	—	—	294	33	327
Stock-based compensation	—	—	149	—	—	149
Issuance of common stock	602	—	25	—	—	25
Repurchase and retirement of common stock	(2,318)	—	(174)	(151)	—	(325)
Cash dividends declared ($0.17 per common share)	—	—	—	(48)	—	(48)
Balances as of September 30, 2021	283,666	$3	$—	$7,855	$(2)	$7,856

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six Months Ended September 30,
(In millions)	2022	2021
OPERATING ACTIVITIES
Net income	$610	$498
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization, accretion and impairment	241	199
Stock-based compensation	265	274
Change in assets and liabilities:
Receivables, net	(276)	(446)
Other assets	(25)	(51)
Accounts payable	53	42
Accrued and other liabilities	(269)	(250)
Deferred income taxes, net	(156)	(140)
Deferred net revenue (online-enabled games)	(633)	(205)
Net cash used in operating activities	(190)	(79)
INVESTING ACTIVITIES
Capital expenditures	(112)	(87)
Proceeds from maturities and sales of short-term investments	166	1,128
Purchase of short-term investments	(173)	(369)
Acquisitions, net of cash acquired	—	(3,394)
Net cash used in investing activities	(119)	(2,722)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	44	41
Cash dividends paid	(106)	(97)
Cash paid to taxing authorities for shares withheld from employees	(117)	(121)
Repurchase and retirement of common stock	(645)	(650)
Net cash used in financing activities	(824)	(827)
Effect of foreign exchange on cash and cash equivalents	(60)	(2)
Increase (decrease) in cash and cash equivalents	(1,193)	(3,630)
Beginning cash and cash equivalents	2,732	5,260
Ending cash and cash equivalents	$1,539	$1,630
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$310	$303
Cash paid during the period for interest	28	28
Non-cash investing activities:
Change in accrued capital expenditures	$(21)	$3

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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2023 contains 52 weeks and ends on April 1, 2023. Our results of operations for the fiscal year ended March 31, 2022 contained 52 weeks and ended on April 2, 2022. Our results of operations for the three and six months ended September 30, 2022 contained 13 weeks and 26 weeks, respectively, and ended on October 1, 2022. Our results of operations for the three and six months ended September 30, 2021 contained 13 weeks and 26 weeks, respectively, and ended on October 2, 2021. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2022 and March 31, 2022, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of September 30, 2022	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$52	$52	$—	$—	Cash equivalents
Money market funds	13	13	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	128	—	128	—	Short-term investments
U.S. Treasury securities	88	88	—	—	Short-term investments
U.S. agency securities	4	—	4	—	Short-term investments
Commercial paper	47	—	47	—	Short-term investments and cash equivalents
Foreign government securities	17	—	17	—	Short-term investments
Asset-backed securities	37	—	37	—	Short-term investments
Certificates of deposit	18	—	18	—	Short-term investments
Foreign currency derivatives	301	—	301	—	Other current assets and other assets
Deferred compensation plan assets (a)	22	22	—	—	Other assets
Total assets at fair value	$727	$175	$552	$—
Liabilities
Foreign currency derivatives	$38	$—	$38	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	23	23	—	—	Other liabilities
Total liabilities at fair value	$61	$23	$38	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2022	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$55	$55	$—	$—	Cash equivalents
Money market funds	257	257	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	116	—	116	—	Short-term investments
U.S. Treasury securities	104	104	—	—	Short-term investments and cash equivalents
Commercial paper	51	—	51	—	Short-term investments and cash equivalents
Foreign government securities	17	—	17	—	Short-term investments
Asset-backed securities	38	—	38	—	Short-term investments
Certificates of deposit	18	—	18	—	Short-term investments
Foreign currency derivatives	63	—	63	—	Other current assets and other assets
Deferred compensation plan assets (a)	21	21	—	—	Other assets
Total assets at fair value	$740	$437	$303	$—
Liabilities
Foreign currency derivatives	$14	$—	$14	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	22	22	—	—	Other liabilities
Total liabilities at fair value	$36	$22	$14	$—

(a)The Deferred Compensation Plan assets consist of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, for additional information regarding our Deferred Compensation Plan.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of September 30, 2022 and March 31, 2022, our cash and cash equivalents were $1,539 million and $2,732 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.
Short-Term Investments
Short-term investments consisted of the following as of September 30, 2022 and March 31, 2022 (in millions):

	As of September 30, 2022				As of March 31, 2022
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$129	$—	$(1)	$128	$117	$—	$(1)	$116
U.S. Treasury securities	89	—	(1)	88	103	—	(1)	102
U.S. agency securities	4	—	—	4	—	—	—	—
Commercial paper	43	—	—	43	39	—	—	39
Foreign government securities	17	—	—	17	17	—	—	17
Asset-backed securities	38	—	(1)	37	38	—	—	38
Certificates of deposit	18	—	—	18	18	—	—	18
Short-term investments	$338	$—	$(3)	$335	$332	$—	$(2)	$330
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of September 30, 2022 and March 31, 2022 (in millions):

	As of September 30, 2022		As of March 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$264	$262	$250	$249
Due 1 year through 5 years	69	68	77	76
Due after 5 years	5	5	5	5
Short-term investments	$338	$335	$332	$330

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of September 30, 2022			As of March 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$262	$—	$24	$375	$4	$3
Forward contracts to sell	$2,033	$275	$—	$1,829	$52	$6
The effects of cash flow hedge accounting in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2022 and 2021 are as follows (in millions):

	Three Months Ended September 30,				Six Months Ended September 30,
	2022		2021		2022		2021
	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,904	$565	$1,826	$553	$3,671	$1,137	$3,377	$1,068
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$61	$(5)	$(18)	$4	$80	$(8)	$(37)	$12
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of September 30, 2022			As of March 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$415	$—	$14	$496	$6	$—
Forward contracts to sell	$696	$26	$—	$400	$1	$5

The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2022 and 2021 was as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	Interest and other income (expense), net
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$—	$(14)	$(5)	$(28)
Gain (losses) on foreign currency forward contracts not designated as hedging instruments	$14	$4	$27	$(3)

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended September 30, 2022 and 2021 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of June 30, 2022	$(4)	$137	$(62)	$71
Other comprehensive income (loss) before reclassifications	—	165	(43)	122
Amounts reclassified from accumulated other comprehensive income (loss)	—	(56)	—	(56)
Total other comprehensive income (loss), net of tax	—	109	(43)	66
Balances as of September 30, 2022	$(4)	$246	$(105)	$137

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of June 30, 2021	$—	$(23)	$(12)	$(35)
Other comprehensive income (loss) before reclassifications	—	36	(17)	19
Amounts reclassified from accumulated other comprehensive income (loss)	—	14	—	14
Total other comprehensive income (loss), net of tax	—	50	(17)	33
Balances as of September 30, 2021	$—	$27	$(29)	$(2)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended September 30, 2022 and 2021 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2022	$(3)	$47	$(29)	$15
Other comprehensive income (loss) before reclassifications	(1)	271	(76)	194
Amounts reclassified from accumulated other comprehensive income (loss)	—	(72)	—	(72)
Total other comprehensive income (loss), net of tax	(1)	199	(76)	122
Balances as of September 30, 2022	$(4)	$246	$(105)	$137

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2021	$—	$(29)	$(21)	$(50)
Other comprehensive income (loss) before reclassifications	—	31	(8)	23
Amounts reclassified from accumulated other comprehensive income (loss)	—	25	—	25
Total other comprehensive income (loss), net of tax	—	56	(8)	48
Balances as of September 30, 2021	$—	$27	$(29)	$(2)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and six months ended September 30, 2022 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended September 30, 2022	Six Months Ended September 30, 2022
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$(61)	$(80)
Research and development	5	8
Total net (gain) loss reclassified, net of tax	$(56)	$(72)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and six months ended September 30, 2021 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended September 30, 2021	Six Months Ended September 30, 2021
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$18	$37
Research and development	(4)	(12)
Total net (gain) loss reclassified, net of tax	$14	$25

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the six months ended September 30, 2022 are as follows (in millions):

	As of March 31, 2022	Activity	Effects of Foreign Currency Translation	As of September 30, 2022
Goodwill	$5,755	$—	$(12)	$5,743
Accumulated impairment	(368)	—	—	(368)
Total	$5,387	$—	$(12)	$5,375
Acquisition-related intangibles consisted of the following (in millions):

	As of September 30, 2022			As of March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Finite-lived acquisition-related intangibles
Developed and core technology	$1,090	$(720)	$370	$1,102	$(643)	$459
Trade names and trademarks	603	(255)	348	609	(212)	397
Registered user base and other intangibles	56	(43)	13	56	(30)	26
Total finite-lived acquisition-related intangibles	$1,749	$(1,018)	$731	$1,767	$(885)	$882
Indefinite-lived acquisition-related intangibles
In-process research and development	$80	$—	$80	$80	$—	$80
Total acquisition-related intangibles, net	$1,829	$(1,018)	$811	$1,847	$(885)	$962
Amortization of intangibles, including impairments for the three and six months ended September 30, 2022 and 2021 are classified in the Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$39	$22	$69	$44
Operating expenses	43	30	82	70
Total	$82	$52	$151	$114
During the three months ended September 30, 2022, we recorded an $18 million impairment charge for acquisition-related intangible assets, of which $12 million was recorded within cost of revenue and $6 million was recorded in operating expenses.
During the six months ended September 30, 2021, we recorded a $12 million impairment charge for acquisition-related intangible assets within operating expenses.
Acquisition-related intangible assets are generally amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, currently ranging from 1 to 7 years. As of September 30, 2022 and March 31, 2022, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 5.0 and 5.2 years, respectively.

As of September 30, 2022, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Condensed Consolidated Statements of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2023 (remaining six months)	$111
2024	156
2025	122
2026	118
2027	99
2028	96
2029 and thereafter	29
Total	$731

(7) ROYALTIES AND LICENSES
Our royalty expenses consist of payments to (1) content licensors, (2) independent software developers, and (3) co-publishing and distribution affiliates. Content license royalties consist of payments made to celebrities, professional sports organizations, movie studios and other organizations for our use of their trademarks, copyrights, personal publicity rights, content and/or other intellectual property. Royalty payments to independent software developers are payments for the development of intellectual property related to our games. Co-publishing and distribution royalties are payments made to third parties for the delivery of products.
During the three and six months ended September 30, 2022 and 2021, we did not recognize any material losses or impairment charges on royalty-based commitments.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of September 30, 2022	As of March 31, 2022
Other current assets	$72	$35
Other assets	30	28
Royalty-related assets	$102	$63
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

	As of September 30, 2022	As of March 31, 2022
Accrued royalties	$141	$203
Other liabilities	—	3
Royalty-related liabilities	$141	$206
As of September 30, 2022, we were committed to pay approximately $2 billion to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 11 for further information on our developer and licensor commitments.

(8) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of September 30, 2022 and March 31, 2022 consisted of (in millions):

	As of September 30, 2022	As of March 31, 2022
Computer, equipment and software	$861	$853
Buildings	364	375
Leasehold improvements	179	202
Equipment, furniture and fixtures, and other	86	95
Land	66	66
Construction in progress	11	30
	1,567	1,621
Less: accumulated depreciation	(1,036)	(1,071)
Property and equipment, net	$531	$550
Depreciation expense associated with property and equipment was $45 million and $89 million for the three and six months ended September 30, 2022, respectively.
Depreciation expense associated with property and equipment was $$39 million and $$79 million for the three and six months ended September 30, 2021, respectively.
Other Current Assets
Other current assets as of September 30, 2022 and March 31, 2022 consisted of (in millions):

	As of September 30, 2022	As of March 31, 2022
Fair value of hedging contracts	$287	$61
Prepaids and deposits	242	239
Other	120	139
Total other current assets	$649	$439
Accrued and Other Current Liabilities
Accrued and other current liabilities as of September 30, 2022 and March 31, 2022 consisted of (in millions):

	As of September 30, 2022	As of March 31, 2022
Other accrued expenses	$355	$304
Accrued compensation and benefits	282	500
Accrued royalties	141	203
Sales returns and price protection reserves	68	144
Deferred net revenue (other)	111	156
Operating lease liabilities	77	81
Accrued and other current liabilities	$1,034	$1,388
Deferred net revenue (other) includes the deferral of licensing arrangements, subscription revenue, and other revenue for which revenue recognition criteria has not been met.

Deferred net revenue
Deferred net revenue as of September 30, 2022 and March 31, 2022 consisted of (in millions):

	As of September 30, 2022	As of March 31, 2022
Deferred net revenue (online-enabled games)	$1,391	$2,024
Deferred net revenue (other)	111	156
Deferred net revenue (noncurrent)	55	68
Total deferred net revenue	$1,557	$2,248
During the six months ended September 30, 2022 and 2021, we recognized $1,951 million and $1,504 million of revenue, respectively, that were included in the deferred net revenue balance at the beginning of the period.
Remaining Performance Obligations
As of September 30, 2022, revenue allocated to remaining performance obligations consists of our deferred revenue balance of $1,557 million and amounts to be invoiced in future periods of $34 million, of which $24 million are expected to be recognized as revenue over the next 12 months, and the remainder thereafter. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue.

(9) INCOME TAXES
The provision for income taxes for the three and six months ended September 30, 2022 is based on our projected annual effective tax rate for fiscal year 2023, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three and six months ended September 30, 2022 was 30 percent and 29 percent, respectively, as compared to 10 percent and 21 percent, respectively, for the same period in fiscal year 2022. The current period rate was higher due to the Codemasters intra-entity sale of intellectual property rights to our U.S. and Swiss intellectual property owners completed during the three months ended September 30, 2021, which resulted in a taxable gain. Under U.S. GAAP, any profit resulting from this intercompany transaction was eliminated upon consolidation. However, the transaction resulted in a step-up of the U.S. and Swiss tax-deductible basis in the transferred intellectual property rights and, accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights. As a result, we recognized a $60 million net tax benefit for the current and deferred tax impacts of the sale. Excluding the Codemasters intra-entity sale, the effective tax rate for three and six months ended September 30, 2021 would have been 28 percent and 31 percent, respectively.

We are subject to income tax examinations in various jurisdictions with respect to fiscal years after 2013. The timing and potential resolution of income tax examinations is highly uncertain. The gross unrecognized tax benefits as of September 30, 2022 were $743 million.

While we continue to measure our uncertain tax positions, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued. For example, in the period ended June 30, 2020, the decision of the Ninth Circuit Court of Appeals in Altera Corp. v Commissioner (“the Altera opinion”) resulted in a partial decrease of our unrecognized tax benefits. A complete resolution and settlement of the matters underlying the Altera opinion is reasonably possible within the next 12 months, which would result in an additional reduction of our gross unrecognized tax benefits. However, it is uncertain whether a complete resolution and settlement of such matters would also result in resolution of all related and unrelated U.S. positions for all applicable years. Therefore, it is not possible to provide a range of potential outcomes associated with a reversal of our gross unrecognized tax benefits. We expect changes in unrecognized tax benefits unrelated to the Altera opinion which may occur within the next twelve months to be insignificant.

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
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of September 30, 2022	As of March 31, 2022
Senior Notes:
4.80% Senior Notes due 2026	$400	$400
1.85% Senior Notes due 2031	750	750
2.95% Senior Notes due 2051	750	750
Total principal amount	$1,900	$1,900
Unaccreted discount	(6)	(6)
Unamortized debt issuance costs	(15)	(16)
Net carrying value of Senior Notes	$1,879	$1,878

Fair value of Senior Notes (Level 2)	$1,462	$1,711
As of September 30, 2022, the remaining life of the 2026 Notes, 2031 Notes and 2051 Notes is approximately 3.4 years, 8.4 years, and 28.4 years, respectively.
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
Credit Facility
On August 29, 2019, we entered into a $500 million unsecured revolving credit facility (as amended, the “Credit Facility”) with a syndicate of banks which was amended on October 18, 2022. The Credit Facility terminates on August 29, 2024 unless the maturity is extended in accordance with its terms. The Credit Facility contains an option to arrange with existing lenders and/or new lenders to provide up to an aggregate of $500 million in additional commitments for revolving loans. Proceeds of loans made under the Credit Facility may be used for general corporate purposes.

The credit agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a debt to EBITDA ratio. As of September 30, 2022, we were in compliance with the debt to EBITDA ratio.
As of September 30, 2022, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for the three and six months ended September 30, 2022 and 2021 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Amortization of debt issuance costs	(1)	(1)	(1)	(1)
Coupon interest expense	(14)	(14)	(28)	(28)
Total interest expense	$(15)	$(15)	$(29)	$(29)

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
The following table summarizes our minimum contractual obligations as of September 30, 2022 (in millions):

		Fiscal Years Ending March 31,
		2023
		(Remaining
	Total	six mos.)	2024	2025	2026	2027	2028	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,961	$142	$460	$500	$422	$113	$110	$214
Marketing commitments	929	97	252	214	178	76	63	49
Senior Notes interest	809	22	55	55	54	36	36	551
Operating lease imputed interest	37	4	8	6	5	3	3	8
Operating leases not yet commenced (a)	152	—	4	10	16	16	14	92
Other purchase obligations	155	32	99	17	5	2	—	—
Total unrecognized commitments	4,043	297	878	802	680	246	226	914

Recognized commitments
Senior Notes principal and interest	1,906	6	—	—	400	—	—	1,500
Operating leases	345	46	64	58	45	31	22	79
Transition Tax and other taxes	17	—	4	6	7	—	—	—
Total recognized commitments	2,268	52	68	64	452	31	22	1,579

Total Commitments	$6,311	$349	$946	$866	$1,132	$277	$248	$2,493
(a)As of September 30, 2022, we have entered into office and equipment leases that have not yet commenced with aggregate future lease payments of approximately $152 million. These leases are expected to commence between fiscal year 2023 and fiscal year 2025, and will have lease terms ranging from 5 to 12 years.
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of September 30, 2022; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to what is included in the table above, as of September 30, 2022, we had a net liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $466 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
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
There were an insignificant number of stock options granted during the three and six months ended September 30, 2022 and 2021.
The estimated assumptions used in the Black-Scholes valuation model to value our ESPP purchase rights were as follows:

	ESPP Purchase Rights
	Three Months Ended September 30,
	2022	2021
Risk-free interest rate	3.1 – 3.3%	0.1%
Expected volatility	30 – 31%	25 – 28%
Weighted-average volatility	30%	27%
Expected term	6 – 12 months	6 – 12 months
Expected dividends	0.7%	0.6%

Stock Options
The following table summarizes our stock option activity for the six months ended September 30, 2022:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2022	286	$39.28
Granted	2	125.20
Exercised	(67)	39.58
Forfeited, cancelled or expired	(1)	64.95
Outstanding as of September 30, 2022	220	$39.78	1.63	$17
Vested and expected to vest	220	$39.78	1.63	$17
Exercisable as of September 30, 2022	218	$39.07	1.57	$17
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of September 30, 2022, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Units
The following table summarizes our restricted stock units activity for the six months ended September 30, 2022:

	Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2022	6,682	$129.57
Granted	4,564	127.72
Vested	(2,378)	123.46
Forfeited or cancelled	(507)	132.03
Outstanding as of September 30, 2022	8,361	$130.15
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

The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the six months ended September 30, 2022:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2022	190	$142.60
Granted	509	127.98
Vested	(73)	142.60
Forfeited or cancelled	(65)	136.78
Outstanding as of September 30, 2022	561	$130.01
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
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the six months ended September 30, 2022:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2022	1,321	$134.69
Granted	178	176.70
Vested	(95)	114.97
Forfeited or cancelled	(582)	129.16
Outstanding as of September 30, 2022	822	$149.98
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$1	$2	$3	$3
Research and development	95	101	176	186
Marketing and sales	16	15	29	27
General and administrative	28	31	57	58
Stock-based compensation expense	$140	$149	$265	$274
During the three and six months ended September 30, 2022, we recognized $24 million and $45 million, respectively, of deferred income tax benefit related to our stock-based compensation expense. During the three and six months ended September 30, 2021, we recognized $27 million and $51 million, respectively, of deferred income tax benefit related to our stock-based compensation expense.

As of September 30, 2022, our total unrecognized compensation cost related to stock options, restricted stock units, market-based restricted stock units, and performance-based restricted stock units was $974 million and is expected to be recognized over a weighted-average service period of 2.1 years. Of the $974 million of unrecognized compensation cost, $917 million relates to restricted stock units, $33 million relates to market-based restricted stock units, $24 million relates to performance-based restricted stock units.
Stock Repurchase Program
In November 2020, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. Repurchases under the November 2020 program were completed in October 2022.

In August 2022, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. This stock repurchase program expires on November 4, 2024. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. Upon completion of the November 2020 program in October 2022, we began repurchasing shares under the current program.

The following table summarizes total shares repurchased during the three and six months ended September 30, 2022 and 2021:

	November 2020 Program
(In millions)	Shares	Amount
Three months ended September 30, 2022	2.6	$325
Six months ended September 30, 2022	5.1	$645
Three months ended September 30, 2021	2.3	$325
Six months ended September 30, 2021	4.6	$650

(13) EARNINGS PER SHARE
The following table summarizes the computations of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock units, and ESPP purchase rights using the treasury stock method.

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Net income	$299	$294	$610	$498
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	278	285	279	285
Dilutive potential common shares related to stock award plans	1	2	1	3
Weighted-average common stock outstanding — diluted	279	287	280	288
Earnings per share:
Basic	$1.08	$1.03	$2.19	$1.75
Diluted	$1.07	$1.02	$2.18	$1.73
Certain restricted stock units, market-based restricted stock units and performance-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. For both the three and six months ended September 30, 2022, two million such shares were excluded. For both the three and six months ended September 30, 2021, one million such shares were excluded.

(14) SEGMENT AND REVENUE INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Our CODM currently reviews total company operating results to assess overall performance and allocate resources. As of September 30, 2022, we have only one reportable segment, which represents our only operating segment.
Information about our total net revenue by timing of recognition for the three and six months ended September 30, 2022 and 2021 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net revenue by timing of recognition
Revenue recognized at a point in time	$725	$770	$1,071	$1,175
Revenue recognized over time	1,179	1,056	2,600	2,202
Net revenue	$1,904	$1,826	$3,671	$3,377
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
Revenue recognized over time includes service revenue allocated to the future update rights and the online hosting performance obligations. This also includes service revenue allocated to the future update rights from the licensing of software to third-parties, Online-Hosted Services such as our Ultimate Team game mode, and subscription services.
Information about our total net revenue by composition for the three and six months ended September 30, 2022 and 2021 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net revenue by composition
Full game downloads	$328	$337	$565	$570
Packaged goods	274	280	378	369
Full game	602	617	943	939

Live services and other	1,302	1,209	2,728	2,438
Net revenue	$1,904	$1,826	$3,671	$3,377
Full game net revenue includes full game downloads and packaged goods. Full game downloads includes revenue from digital sales of full games on console, PC, mobile phones and tablets. Packaged goods primarily includes revenue from software that is sold physically through traditional channels such as brick and mortar retailers and software licensing revenue from third parties who include certain of our full games for sale with their products.

Live services and other net revenue includes revenue from sales of extra content for console, PC and mobile games, licensing revenue, subscriptions, and advertising.

Information about our total net revenue by platform for the three and six months ended September 30, 2022 and 2021 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Platform net revenue
Console	$1,161	$1,198	$2,203	$2,170
PC and other	423	377	825	738
Mobile	320	251	643	469
Net revenue	$1,904	$1,826	$3,671	$3,377
Information about our operations in North America and internationally for the three and six months ended September 30, 2022 and 2021 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net revenue from unaffiliated customers
North America	$794	$778	$1,556	$1,460
International	1,110	1,048	2,115	1,917
Net revenue	$1,904	$1,826	$3,671	$3,377

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Electronic Arts, Inc. and subsidiaries (the Company) as of October 1, 2022, the related condensed consolidated statements of operations, comprehensive income, stockholders’ equity for the three-month and six-month periods ended October 1, 2022 and October 2, 2021, and cash flows for the six-month periods ended October 1, 2022 and October 2, 2021 and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
November 8, 2022

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We use words such as “anticipate,” “believe,” “expect,” “intend,” “estimate”, “plan”, “predict”, “seek”, “goal”, “will”, “may”, “likely”, “would”, “should”, “could” (and the negative of any of these terms), “future” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, projections of markets relevant to our business, uncertain events and assumptions and other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements consist of, among other things, statements related to the impact of the COVID-19 pandemic to our business, operations and financial results, industry prospects, our future financial performance, and our business plans and objectives, and may include certain assumptions that underlie the forward-looking statements. These forward-looking statements are not guarantees of future performance and reflect management’s current expectations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that might cause or contribute to such differences include those discussed in Part II, Item 1A of this Quarterly Report under the heading “Risk Factors” in, as well as in other documents we have filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended September 30, 2022, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 as filed with the SEC on May 25, 2022 and in other documents we have filed with the SEC.
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

Financial Results
Our key financial results for our fiscal quarter ended September 30, 2022 were as follows:
•Total net revenue was $1,904 million, up 4 percent year-over-year. On a constant currency basis, we estimate that total net revenue would have been $1,930 million, up 7 percent year-over-year.
•Live services and other net revenue was $1,302 million, up 8 percent year-over-year.
•Gross margin was 75.7 percent, up 3 percentage points year-over-year.
•Operating expenses were $1,015 million, up 2 percent year-over-year. On a constant currency basis, we estimate that operating expenses would have been $1,034 million, up 5 percent year-over-year.
•Operating income was $427 million, up 26 percent year-over-year.
•Net income was $299 million with diluted earnings per share of $1.07.
•Net cash used in operating activities was $112 million, up 275 percent year-over-year.
•Total cash, cash equivalents and short-term investments were $1,874 million.
•We repurchased 2.6 million shares of our common stock for $325 million.
•We paid cash dividends of $53 million during the quarter ended September 30, 2022.
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

Trends in Our Business
Live Services Business. We offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our base games and free-to-play games. Our net revenue attributable to live services and other was $5,288 million, $4,485 million and $3,904 million for the trailing twelve months ended September 30, 2022, 2021 and 2020, respectively, and we expect that live services net revenue will continue to be material to our business. Within live services and other, net revenue attributable to extra content was $4,140 million, $3,382 million and $3,090 million for the trailing twelve months ended September 30, 2022, 2021 and 2020, respectively. Extra content net revenue has increased as more players engage with our games and services, and purchase additional content designed to provide value to players and extend and enhance gameplay. Our most popular live services are the extra content purchased for the Ultimate Team mode associated with our sports franchises and extra content purchased for our Apex Legends franchise. Ultimate Team allows players to collect current and former professional players in order to build and compete as a personalized team. Live services net revenue generated from extra content purchased within the Ultimate Team mode associated with our sports franchises, a substantial portion of which was derived from FIFA Ultimate Team, and from our Apex Legends franchise, is material to our business.
Digital Delivery of Games. In our industry, players increasingly purchase games digitally as opposed to purchasing physical discs. While this trend, as applied to our business, may not be linear due to a mix of products during a fiscal year, consumer buying patterns and other factors, over time we expect players to purchase an increasingly higher proportion of our games digitally. As a result, we expect net revenue attributable to digital full game downloads to increase over time and net revenue attributable to sales of packaged goods to decrease.
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
Free-to-Play Games. The global adoption of mobile devices and a business model for those devices that allows consumers to try new games with no up-front cost, and that are monetized through a live service associated with the game, particularly extra content sales, has led to significant sales growth historically in the mobile gaming industry. Similarly, sales of extra content are the primary driver of our mobile business. While the mobile gaming industry has recently experienced headwinds, it remains a strategic focus for us, as we look to reach new players, grow our existing network, and build interconnected ecosystems. We expect growth in our mobile business and mobile net revenue in fiscal year 2023. Likewise, the consumer acceptance of free-to-play, live service-based, online PC and console games has broadened our consumer base and has begun to expand into the console market. For example, within our business, we offer Apex Legends as a free-to-play, live service-based PC and console game. We expect extra content revenue generated from mobile, PC and console free-to-play games to continue to be an important part of our business.

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

Re-occurring Revenue Sources. Our business model includes revenue that we deem re-occurring in nature, such as revenue from our live services, annualized sports franchises (e.g., global football, Madden NFL), and our console, PC and mobile catalog titles (i.e., titles that did not launch in the current fiscal year). We have been able to forecast revenue from these areas of our business with greater relative confidence than for new games, services and business models. As we continue to incorporate new business models and modalities of play into our games, our goal is to continue to look for opportunities to expand the re-occurring portion of our business.
Net Bookings. In order to improve transparency into our business, we disclose an operating performance metric, net bookings. Net bookings is defined as the net amount of products and services sold digitally or sold-in physically in the period. Net bookings is calculated by adding total net revenue to the change in deferred net revenue for online-enabled games.

The following is a calculation of our total net bookings for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2022	2021	2022	2021
Total net revenue	$1,904	$1,826	$3,671	$3,377
Change in deferred net revenue (online-enabled games)	(150)	25	(618)	(190)
Net bookings	$1,754	$1,851	$3,053	$3,187
Net bookings were $1,754 million for the three months ended September 30, 2022 primarily driven by sales related to our FIFA franchise, Apex Legends, our Madden franchise, The Sims 4, and our F1 franchise. Net bookings decreased $97 million, or 5 percent, as compared to the three months ended September 30, 2021, primarily due to a $51 million impact related to fluctuations in foreign exchange rates, net of hedging activities, decreased sales of extra content related to Apex Legends due to timing of in-game events, and the year-over-year change in the launch date of F1 from the second quarter in fiscal year 2022 to the first quarter in fiscal year 2023. The decreases were partially offset by sales of extra content from the addition of Golf Clash, and strength in our FIFA franchise. Live services and other net bookings were $1,119 million for the three months ended September 30, 2022, and decreased $36 million, or 3 percent, as compared to the three months ended September 30, 2021. The decrease in live services and other net bookings was primarily due to fluctuations in foreign exchange rates, net of hedging activities, decreased sales of extra content related to Apex Legends due to timing of in-game events, and The Sims 4, partially offset by sales of extra content from the addition of Golf Clash and strength in our FIFA franchise. Full game net bookings were $635 million for the three months ended September 30, 2022, and decreased $61 million, or 9 percent, as compared to the three months ended September 30, 2021 primarily due to the year-over-year change in the launch date of F1 from the second quarter in fiscal year 2022 to the first quarter in fiscal year 2023 and the fluctuations in foreign exchange rates, net of hedging activities.

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
•which party has discretion in establishing the price for the specified good or service; and
•which party has inventory risk before the specified good or service has been transferred to the end customer.
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
Every quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. Our Swiss deferred tax asset realizability analysis relies upon future Swiss taxable income as the primary source of taxable income but considers all available sources of Swiss income based on the positive and negative evidence. We give more weight to evidence that can be objectively verified. However, there is judgment involved in estimating future Swiss taxable income, specifically related to assumptions about expected growth rates of future Swiss taxable income, which are based primarily on third party market and industry growth data. Actual results that differ materially from those estimates could have a material impact on our valuation allowance assessment. Swiss interest rates have an impact on the valuation allowance and are based on published Swiss guidance, which generally occurs in the fourth quarter of our fiscal year. Any significant changes to such interest rates could result in a material impact to the valuation allowance and to our Consolidated Financial Statements. We have adjusted our valuation allowance for changes in the published interest rates in the past and it is probable that we will do so again based on current global interest rate trends. Switzerland has a seven-year carryforward period and does not permit the carry back of losses. Changes in Estimated Offering Period and actions we take in connection with acquisitions could also impact the utilization of our Swiss deferred tax asset.
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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2023 contains 52 weeks and ends on April 1, 2023. Our results of operations for the fiscal year ended March 31, 2022 contained 52 weeks and ended on April 2, 2022. Our results of operations for the three and six months ended September 30, 2022 contained 13 weeks and 26 weeks, respectively, and ended on October 1, 2022. Our results of operations for the three and six months ended September 30, 2021 contained 13 weeks and 26 weeks, respectively, and ended on October 2, 2021. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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
Net Revenue Quarterly Analysis
Net Revenue
Net revenue for the three months ended September 30, 2022 was $1,904 million, primarily driven by sales related to FIFA 22, FIFA 23, Apex Legends, Madden NFL 23, and The Sims 4. Net revenue for the three months ended September 30, 2022 increased $78 million as compared to the three months ended September 30, 2021. This increase was driven by a $234 million increase in net revenue primarily due to Battlefield 2042, the addition of Golf Clash, and Apex Legends, partially offset by a $156 million decrease in net revenue primarily due to the Star Wars franchise and fluctuations in foreign exchange rates, net of hedging activities.

Net Revenue by Composition
Our net revenue by composition for the three months ended September 30, 2022 and 2021 was as follows (in millions):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Net revenue:
Full game downloads	$328	$337	$(9)	(3)%
Packaged goods	274	280	(6)	(2)%
Full game	$602	$617	$(15)	(2)%

Live services and other	$1,302	$1,209	$93	8%
Total net revenue	$1,904	$1,826	$78	4%
Full Game Net Revenue
Full game net revenue includes full game downloads and packaged goods. Full game downloads includes revenue from digital sales of full games on console, PC, and mobile phones and tablets. Packaged goods primarily includes revenue from software that is sold physically through traditional channels such as brick and mortar retailers and software licensing revenue from third parties who include certain of our full games for sale with their products.

For the three months ended September 30, 2022, full game net revenue was $602 million, primarily driven by FIFA 23, Madden NFL 23, and Battlefield 2042. Full game net revenue for the three months ended September 30, 2022 decreased $15 million, or 2 percent, as compared to the three months ended September 30, 2021. This decrease was primarily driven by the year-over-year change in the launch date of F1 from the second quarter in fiscal year 2022 to the first quarter in fiscal year 2023, our FIFA franchise primarily due to fluctuations in foreign exchange rates, net of hedging activities, Mass Effect Trilogy Remaster, and our Madden franchise, partially offset by Battlefield 2042.

Live Services and Other Net Revenue
Live services and other net revenue includes revenue from sales of extra content for console, PC and mobile games, licensing revenue, subscriptions, and advertising.
For the three months ended September 30, 2022, live services and other net revenue was $1,302 million primarily driven by sales of extra content for FIFA Ultimate Team, Apex Legends, The Sims 4, and Madden Ultimate Team. Live services and other net revenue for the three months ended September 30, 2022 increased $93 million, or 8 percent, as compared to the three months ended September 30, 2021. This increase was primarily driven by sales of extra content from the addition of Golf Clash and Apex Legends, partially offset by the Star Wars franchise and The Sims 4.
Net Revenue Year-to-Date Analysis
Net Revenue
Net revenue for the six months ended September 30, 2022 was $3,671 million, primarily driven by sales related to FIFA 22, Apex Legends, FIFA 23, Battlefield 2042, and The Sims 4. Net revenue for the six months ended September 30, 2022 increased $294 million as compared to the six months ended September 30, 2021. This increase was driven by a $613 million increase in net revenue primarily due to Battlefield 2042, new games added to our mobile portfolio through acquisitions activity, and Apex Legends, partially offset by a $319 million decrease in net revenue primarily due to the prior year release of Mass Effect Trilogy Remaster.

Net Revenue by Composition
Our net revenue by composition for the six months ended September 30, 2022 and 2021 was as follows (in millions):

	Six Months Ended September 30,
	2022	2021	$ Change	% Change
Net revenue:
Full game downloads	$565	$570	$(5)	(1)%
Packaged goods	378	369	9	2%
Full game	$943	$939	$4	—%

Live services and other	$2,728	$2,438	290	12%
Total net revenue	$3,671	$3,377	$294	9%
Full Game Net Revenue
For the six months ended September 30, 2022, full game net revenue was $943 million, primarily driven by FIFA 23, Battlefield 2042, FIFA 22, and Madden NFL 23. Full game net revenue for the six months ended September 30, 2022 increased $4 million, or less than 1 percent, as compared to the six months ended September 30, 2021. This increase was primarily driven by Battlefield 2042, partially offset by Mass Effect Trilogy Remaster, It Takes Two, and the Need For Speed, UFC, and Madden franchises.
Live Services and Other Net Revenue
For the six months ended September 30, 2022, live services and other net revenue was $2,728 million primarily driven by sales of extra content for FIFA Ultimate Team, Apex Legends, The Sims 4, and Madden Ultimate Team. Live services and other net revenue for the six months ended September 30, 2022 increased $290 million, or 12 percent, as compared to the six months ended September 30, 2021. This increase was primarily driven by sales of extra content related to new games added to our mobile portfolio through acquisitions activity, Apex Legends, and our FIFA franchise, partially offset by sales of extra content for the Star Wars franchise and The Sims 4.
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

Cost of revenue for the three months ended September 30, 2022 and 2021 was as follows (in millions):

September 30, 2022	% of Net Revenue	September 30, 2021	% of Net Revenue	% Change	Change as a % of Net Revenue
$462	24%	$494	27%	(6)%	(3)%
Cost of Revenue
Cost of revenue decreased by $32 million during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The decrease was primarily due to a decrease in royalty costs due to product mix, and a decrease in inventory costs due to the year-over-year change in the launch date of F1 from the second quarter in fiscal year 2022 to the first quarter in fiscal year 2023, partially offset by an increase in acquisition-related intangible asset amortization and impairment and an increase in platform and hosting fees.
Cost of revenue as a percentage of total net revenue decreased by 3 percent during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. This decrease was primarily due to a decrease in royalty costs due to product mix, a decrease in inventory costs due to the year-over-year change in the launch date of F1 from the second quarter in fiscal year 2022 to the first quarter in fiscal year 2023, partially offset by a decrease in digital sales.
Cost of Revenue Year-to-Date Analysis
Cost of revenue for the six months ended September 30, 2022 and 2021 was as follows (in millions):

September 30, 2022	% of Net Revenue	September 30, 2021	% of Net Revenue	% Change	Change as a % of Net Revenue
$776	21%	809	24%	(4)%	(3)%
Cost of Revenue
Cost of revenue decreased by $33 million during the six months ended September 30, 2022, as compared to the six months ended September 30, 2021. The decrease was primarily due to lower royalty costs due to product mix, and a decrease in inventory costs driven by the FIFA franchise and the prior year release of Mass Effect Trilogy Remaster, partially offset by an increase in platform and hosting fees and an increase in acquisition-related intangible asset amortization and impairment.
Cost of revenue as a percentage of total net revenue decreased by 3 percent during the six months ended September 30, 2022, as compared to the six months ended September 30, 2021. This decrease was primarily due to lower royalty costs due to product mix, a decrease in inventory costs due to the year-over-year change in the launch date of F1 from the second quarter in fiscal year 2022 to the first quarter in fiscal year 2023, partially offset by a decrease in digital sales.

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
Research and development expenses for the three and six months ended September 30, 2022 and 2021 were as follows (in millions):

	September 30, 2022	% of Net Revenue	September 30, 2021	% of Net Revenue	$ Change	% Change
Three months ended	$565	30%	$553	30%	$12	2%
Six months ended	$1,137	31%	$1,068	32%	$69	6%
Research and development expenses increased by $12 million, or 2 percent, during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. This increase was primarily due to an $8 million increase in studio related contracted services, and a $9 million increase due to hedging activities, partially offset by a $6 million decrease in stock-based compensation.
Research and development expenses increased by $69 million, or 6 percent, during the six months ended September 30, 2022, as compared to the six months ended September 30, 2021. This increase was primarily due to a $30 million increase in personnel-related costs primarily resulting from continued investment in our studios, including headcount from prior year acquisitions, a $20 million increase due to hedging activities, and a $15 million increase in studio related contracted services.
Marketing and Sales
Marketing and sales expenses consist of advertising, marketing and promotional expenses, personnel-related costs, and related overhead costs, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three and six months ended September 30, 2022 and 2021 were as follows (in millions):

	September 30, 2022	% of Net Revenue	September 30, 2021	% of Net Revenue	$ Change	% Change
Three months ended	$233	12%	$233	13%	$—	—%
Six months ended	$467	13%	$423	13%	$44	10%
Marketing and sales expenses increased by $44 million, or 10 percent, during the six months ended September 30, 2022, as compared to the six months ended September 30, 2021. This increase was primarily due to an increase in advertising and promotional spending related to the release of our Apex Legends Mobile title in the first quarter of fiscal year 2023 and our FIFA franchise, partially offset by a decrease in advertising and promotional spending primarily related to our mobile portfolio, and Mass Effect Trilogy Remaster and It Takes Two, which were launched in previous fiscal years.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology (“IT”), related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.

General and administrative expenses for the three and six months ended September 30, 2022 and 2021 were as follows (in millions):

	September 30, 2022	% of Net Revenue	September 30, 2021	% of Net Revenue	$ Change	% Change
Three months ended	$174	9%	$176	10%	$(2)	(1)%
Six months ended	$341	9%	$345	10%	$(4)	(1)%
General and administrative expenses decreased by $2 million, or 1 percent, and $4 million, or 1 percent during the three and six months ended September 30, 2022, as compared to the three and six months ended September 30, 2021, respectively. These decreases were primarily due to a decrease in contracted services driven by prior year acquisition-related transaction and integration costs, partially offset by an increase in IT-related costs.

Income Taxes
Provision for income taxes for the three and six months ended September 30, 2022 and 2021 were as follows (in millions):

	September 30, 2022	Effective Tax Rate	September 30, 2021	Effective Tax Rate
Three months ended	$128	30%	$32	10%
Six months ended	$253	29%	$136	21%
The provision for income taxes for the three and six months ended September 30, 2022 is based on our projected annual effective tax rate for fiscal year 2023, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three and six months ended September 30, 2022 was 30 percent and 29 percent, respectively, as compared to 10 percent and 21 percent, respectively, for the same period in fiscal year 2022. The current period rate was higher due to the Codemasters intra-entity sale of intellectual property rights to our U.S. and Swiss intellectual property owners completed during the three months ended September 30, 2021, which resulted in a taxable gain. Under U.S. GAAP, any profit resulting from this intercompany transaction was eliminated upon consolidation. However, the transaction resulted in a step-up of the U.S. and Swiss tax-deductible basis in the transferred intellectual property rights and, accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights. As a result, we recognized a $60 million net tax benefit for the current and deferred tax impacts of the sale. Excluding the Codemasters intra-entity sale, the effective tax rate for three and six months ended September 30, 2021 would have been 28 percent and 31 percent, respectively.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of September 30, 2022	As of March 31, 2022	Increase/(Decrease)
Cash and cash equivalents	$1,539	$2,732	$(1,193)
Short-term investments	335	330	5
Total	$1,874	$3,062	$(1,188)
Percentage of total assets	14%	22%

	Six Months Ended September 30,
(In millions)	2022	2021	Change
Net cash used in operating activities	$(190)	$(79)	$(111)
Net cash used in investing activities	(119)	(2,722)	2,603
Net cash used in financing activities	(824)	(827)	3
Effect of foreign exchange on cash and cash equivalents	(60)	(2)	(58)
Net increase (decrease) in cash and cash equivalents	$(1,193)	$(3,630)	$2,437

Changes in Cash Flow
Operating Activities. Net cash used in operating activities increased by $111 million during the six months ended September 30, 2022, as compared to the six months ended September 30, 2021, primarily driven by lower cash receipts, higher marketing and advertising payments, higher personnel-related payments primarily from an increase in headcount and higher variable compensation payments, partially offset by cash inflows from hedging activities, and lower cash payments for royalties.
Investing Activities. Net cash used in investing activities decreased by $2,603 million during the six months ended September 30, 2022, as compared to the six months ended September 30, 2021, primarily driven by payments of $3,394 million in connection with acquisitions completed in the prior year, and a $196 million decrease in the purchase of short-term investments, partially offset by a $962 million increase from maturities and sales of short-term investments.
Financing Activities. Net cash used in financing activities decreased by $3 million during the six months ended September 30, 2022, as compared to the six months ended September 30, 2021, primarily due to a decrease in the repurchase and retirement of our common stock, cash paid to taxing authorities in connection with withholding taxes for stock-based compensation, and partially offset by an increase in cash dividend payments.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of September 30, 2022, our short-term investments had gross unrealized losses of $3 million or 1 percent of total short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.
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
Credit Facility
On August 29, 2019, we entered into a $500 million unsecured revolving credit facility (as amended, the “Credit Facility”) with a syndicate of banks which was amended on October 18, 2022. The Credit Facility terminates on August 29, 2024 unless the maturity is extended in accordance with its terms. As of September 30, 2022, no amounts were outstanding under the Credit Facility. See Note 10 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our Credit Facility, which is incorporated by reference into this Item 2.
Return of Capital Program
In November 2020, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. Repurchases under the November 2020 program were completed in October 2022.

In August 2022, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. This stock repurchase program expires on November 4, 2024. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. Upon completion of the November 2020 program in October 2022, we began repurchasing shares under the current program.

Financial Condition
Our material cash requirements, including commitments for capital expenditure, as of September 30, 2022 are set forth in our Note 11 — Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q, which is incorporated by reference into this Item 2. We expect capital expenditures to be approximately $200 million in fiscal year 2023 primarily due to facility buildouts. We believe that our cash, cash equivalents, short-term investments, cash generated from operations and available financing facilities will be sufficient to meet these material cash requirements, which include licensing intellectual property from professional sports leagues and players associations used in our EA SPORTS titles (e.g., the 300+ licenses within our global football ecosystem, NFL Properties LLC, NFL Players Association and NFL Players Inc. on behalf of OneTeam Partners, LLC) and third-party content and celebrities (e.g., Disney Interactive), debt repayment obligations of $1.9 billion, and to fund our operating requirements for the next 12 months and beyond. Our operating requirements include working capital requirements, capital expenditures, our recently authorized $2.6 billion share repurchase program, quarterly cash dividend, which is currently $0.19 per share, subject to declaration by our Board of Directors or a designated Committee of the Board of Directors, and potentially, future acquisitions or strategic investments. We may choose at any time to raise additional capital to repay debt, strengthen our financial position, facilitate expansion, repurchase our stock, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.

During the six months ended September 30, 2022, we returned $751 million to stockholders through our capital return programs, repurchasing 5.1 million shares for approximately $645 million and returning $106 million through our quarterly cash dividend program which was initiated in November 2020.
Our foreign subsidiaries are generally subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of September 30, 2022, approximately $858 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.
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
As of September 30, 2022, we did not have any off-balance sheet arrangements.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of September 30, 2022, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $198 million or $396 million, respectively. As of September 30, 2022, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses in the Condensed Consolidated Statements of Operations on our foreign currency forward contracts used in balance sheet hedging of $101 million or $203 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in the same manner and actual results may differ materially. See Note 4 — Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.

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
As of September 30, 2022, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with changes in fair value, including unrealized gains and unrealized losses not related to credit losses, reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.
Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Changes in interest rates affect the fair value of our short-term investment portfolio. To provide a meaningful assessment of the interest rate risk associated with our short-term investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio assuming a 150 basis point parallel shift in the yield curve. As of September 30, 2022, a hypothetical 150 basis point increase in interest rates would have resulted in a $3 million, or 1 percent decrease in the fair market value of our short-term investments.

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
Changes in internal control over financial reporting
There has been no change in our internal controls over financial reporting identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that occurred during the fiscal quarter ended September 30, 2022 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
Rapid changes in our industry require us to anticipate, sometimes years in advance, the ways in which our business can remain competitive in the market. We have invested, and in the future may invest, in new business and marketing strategies, tools and technologies, distribution methods, products, and services. There can be no assurance that these strategic investments will achieve expected returns. For example, our mobile business is a strategic focus as we look to reach new players, grow our existing network, and build interconnected ecosystems. Successfully monetizing mobile games is difficult and requires that we deliver valuable and entertaining player experiences that engage significant number of players or that we are able to otherwise monetize our mobile games. The success of our mobile games depends, in part, on unpredictable and volatile factors beyond our control including industry headwinds, consumer preferences, competing games, new mobile platforms and the availability of other entertainment experiences. Such endeavors involve significant risks and uncertainties. No assurance can be given that the tools and technology we choose to implement, the business and marketing strategies we choose to adopt and the products, services and platform strategies that we pursue will achieve financial results that meet or exceed our expectations. Our reputation and brand could also be adversely affected. We also may miss opportunities or fail to respond quickly enough to industry change, including the adoption of tools and technology or distribution methods or develop products, services or new ways to engage with our games that become popular with consumers, which could adversely affect our financial results.

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
Our business model includes revenue that we deem re-occurring in nature, such as revenue from our live services, annualized sports franchises (e.g., Madden NFL, global football), and our console, PC and mobile catalog titles (i.e., titles that did not launch in the current fiscal year). While we have been able to forecast the revenue from these areas of our business with greater relative confidence than for new games, services and business models, we cannot provide assurances that consumer demand will remain consistent, including in connection with circumstances outside of our control. Furthermore, we may cease to offer games and services that we previously had deemed to be re-occurring in nature. Consumer demand has declined and fluctuated, and could in the future decline or fluctuate, as a result of a number of factors, including their level of satisfaction with our games and services, our ability to improve and innovate our annualized titles, our ability to adapt our games and services to new distribution channels and business models, outages and disruptions of online services, the games and services offered by our competitors, our marketing and advertising efforts or declines in consumer activity generally as a result of economic downturns, among others. The reception to our sports games also depends, in part, on the popularity, reputation and brand of the leagues, organizations and individual athletes with whom we partner. Events and circumstances outside of our control that have a negative impact on the accessibility, popularity, reputation and brand of these partners has impacted, and could in the future negatively impact, sales related to our annualized sports games. Any decline or fluctuation in the re-occurring portion of our business may have a negative impact on our financial and operating results.
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
The COVID-19 pandemic and the various responses to it have affected how we and our partners are operating our businesses and have affected our operating results. The duration and extent to which this will impact our future operations and results remains uncertain. We have established and continue to maintain, protocols to promote the health and safety of our workforce and business partners. We are re-opening our office locations and resuming business travel, consistent with the health and safety of our employees and in compliance with any local legal restrictions or requirements. The reintroduction of employees to the workplace could introduce operational risk, negatively impact productivity, and give rise to claims by employees or otherwise adversely affect our business. As we re-open our offices, employees may be offered more flexibility in the amount of time they work in an office, which may adversely impact the productivity of certain employees. The long-term effects of the COVID-19 pandemic on the future of work are not certain and may present operational challenges and impact our ability to attract and retain talent, and our teams’ ability to collaborate creatively, each of which may adversely affect our business.
Certain of our development teams have worked for an extended period in a distributed environment, whereas these teams historically collaborated in-person on the creative and technical process required to develop high-quality products and services at scale. This has disrupted, and may continue to disrupt, the productivity of our workforce and the creative process to which our teams are accustomed. Companies in our industry have experienced issues related to game and service quality associated with the period during which employees primarily worked-from-home, and we have changed the launch date of key products because of challenges associated with a distributed development environment. In addition, the longer-term impact to our creative and technical development processes is unknown and the associated risks, including with respect to game quality and developmental delays, which may cause us to delay or cancel additional release dates, may be heightened.

The extent of the impact of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the duration of the pandemic, future waves of COVID-19 infections and variants, the extent, speed and effectiveness of worldwide containment and vaccination efforts and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to flexibly respond to and manage the impact of these and other currently unknown impacts related to the COVID-19 pandemic, our business will be harmed.
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
As a result of the COVID-19 pandemic, remote access to our networks and systems, and the networks and systems of our partners, has increased substantially. Many of our employees are resuming work in our offices under a hybrid work model in which they spend a portion of their time working in offices and a portion of time working remotely. While we and our partners have taken steps to secure our networks and systems, these networks and systems may be more vulnerable to a successful cyber-attack or information security incident in this hybrid working model. The costs to respond to, mitigate, and/or notify affected parties of cyber-attacks and other security vulnerabilities are significant. It may also be necessary for us to take additional extraordinary measures and make additional expenditures to take appropriate responsive and preventative steps. In addition, such events could compromise the confidentiality, integrity, or accessibility of these networks and systems or result in the compromise or loss of the data, including personal data, processed by these systems. Consequences of such events, responsive measures and preventative measures have included, and could in the future include, the loss of proprietary and personal data and interruptions or delays in our business operations, exploitation of our data, as well as loss of player confidence and damage to our brand and reputation, financial expenses and financial loss. In addition, such events could cause us to be non-compliant with applicable regulations, and subject us to legal claims or penalties under laws protecting the privacy or security of personal information or proprietary material information. We have experienced such events in the past and expect future events to occur.
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
Changes to U.S. federal, state or international tax laws or their applicability to corporate multinationals in the countries in which we do business, particularly in Switzerland, where our international business is headquartered, and actions we have taken in our business with respect to such laws, have affected, and could continue to affect, our effective tax rates and cash taxes, and could cause us to change the way in which we structure our business and result in other costs. In particular, recently proposed changes to tax law in the United States and among the countries in the Organization for Economic Co-operation and Development could materially impact our provision for income taxes and cash taxes. Our effective tax rate also could be adversely affected by changes in our valuation allowances for deferred tax assets. Our valuation allowances, in turn, are impacted by several factors with respect to our business and industry and macroeconomic factors, including rising interest rates. Significant judgment is involved in determining the amount of valuation allowances, and actual financial results also may differ materially from our current estimates and could have a material impact on our assessments.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In November 2020, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. Repurchases under the November 2020 program were completed in October 2022.

During the three months ended September 30, 2022, we repurchased approximately 2.6 million shares for approximately $325 million under the November 2020 program.

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
July 3, 2022 - July 30, 2022	781,169	$125.48	781,169	$232
July 31, 2022 - August 27, 2022	787,588	$131.01	787,588	$129
August 28, 2022 - October 1, 2022	999,491	$123.88	999,491	$5
	2,568,248	$126.56	2,568,248

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 6.Exhibits

The exhibits listed in the accompanying index to exhibits on Page 60 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2022
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	000-17948	8/15/2022

3.2	Amended and Restated Bylaws	8-K	000-17948	8/15/2022

10.1*	Amended and Restated 2019 Equity Incentive Plan	8-K	000-17948	8/15/2022

10.2*	Electronic Arts Inc. Executive Officer Cash Severance Policy	8-K	000-17948	9/1/2022

10.3
Amendment No. 1 dated as of October 18, 2022 to the Credit Agreement dated as of August 29, 2019, by and among Electronic Arts Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent
		8-K	000-17948	10/20/2022

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH†	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

* Management contract or compensatory plan or arrangement.

†    Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 are the following formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (1) Condensed Consolidated Balance

Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows, and (6) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Chris Suh
DATED:	Chris Suh
November 8, 2022	EVP and Chief Financial Officer (Duly Authorized Officer)