Form 10-Q
period 2022-12-31
ELECTRONIC ARTS INC.
filed 2023-02-07
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
As of February 3, 2022, there were 274,227,596 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2022

PART I – FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	December 31, 2022	March 31, 2022 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,202	$2,732
Short-term investments	351	330
Receivables, net	836	650
Other current assets	453	439
Total current assets	3,842	4,151
Property and equipment, net	553	550
Goodwill	5,380	5,387
Acquisition-related intangibles, net	735	962
Deferred income taxes, net	2,443	2,243
Other assets	517	507
TOTAL ASSETS	$13,470	$13,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62	$101
Accrued and other current liabilities	1,243	1,388
Deferred net revenue (online-enabled games)	1,808	2,024
Total current liabilities	3,113	3,513
Senior notes, net	1,879	1,878
Income tax obligations	525	386
Deferred income taxes, net	1	1
Other liabilities	401	397
Total liabilities	5,919	6,175
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 275 and 280 shares issued and outstanding, respectively	3	3
Additional paid-in capital	—	—
Retained earnings	7,585	7,607
Accumulated other comprehensive income (loss)	(37)	15
Total stockholders’ equity	7,551	7,625
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,470	$13,800

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share data)	2022	2021	2022	2021
Net revenue	$1,881	$1,789	$5,552	$5,166
Cost of revenue	568	631	1,344	1,440
Gross profit	1,313	1,158	4,208	3,726
Operating expenses:
Research and development	556	539	1,693	1,607
Marketing and sales	256	293	723	716
General and administrative	162	163	503	508
Amortization and impairment of intangibles	50	61	132	131
Total operating expenses	1,024	1,056	3,051	2,962
Operating income	289	102	1,157	764
Interest and other income (expense), net	(7)	(11)	(12)	(39)
Income before provision for income taxes	282	91	1,145	725
Provision for income taxes	78	25	331	161
Net income	$204	$66	$814	$564
Earnings per share:
Basic	$0.74	$0.23	$2.93	$1.99
Diluted	$0.73	$0.23	$2.92	$1.97
Number of shares used in computation:
Basic	276	283	278	284
Diluted	278	285	279	287

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2022	2021	2022	2021
Net income	$204	$66	$814	$564
Other comprehensive income (loss), net of tax:
Net gains (losses) on available-for-sale securities	2	(1)	1	(1)
Net gains (losses) on derivative instruments	(199)	10	—	66
Foreign currency translation adjustments	23	(1)	(53)	(9)
Total other comprehensive income (loss), net of tax	(174)	8	(52)	56
Total comprehensive income	$30	$74	$762	$620

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except share data in thousands)	Shares	Amount
Balances as of March 31, 2022	280,051	$3	$—	$7,607	$15	$7,625
Total comprehensive income	—	—	—	311	56	367
Stock-based compensation	—	—	125	—	—	125
Issuance of common stock	1,413	—	(103)	—	—	(103)
Repurchase and retirement of common stock	(2,512)	—	(22)	(298)	—	(320)
Cash dividends declared ($0.19 per common share)	—	—	—	(53)	—	(53)
Balances as of June 30, 2022	278,952	$3	$—	$7,567	$71	$7,641
Total comprehensive income	—	—	—	299	66	365
Stock-based compensation	—	—	140	—	—	140
Issuance of common stock	641	—	30	—	—	30
Repurchase and retirement of common stock	(2,569)	—	(170)	(155)	—	(325)
Cash dividends declared ($0.19 per common share)	—	—	—	(53)	—	(53)
Balances as of September 30, 2022	277,024	$3	$—	$7,658	$137	$7,798
Total comprehensive income	—	—	—	204	(174)	30
Stock-based compensation	—	—	141	—	—	141
Issuance of common stock	705	—	(41)	—	—	(41)
Repurchase and retirement of common stock	(2,593)	—	(100)	(225)	—	(325)
Cash dividends declared ($0.19 per common share)	—	—	—	(52)	—	(52)
Balances as of December 31, 2022	275,136	$3	$—	$7,585	$(37)	$7,551

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except share data in thousands)	Shares	Amount
Balances as of March 31, 2021	286,465	$3	$—	$7,887	$(50)	$7,840
Total comprehensive income	—	—	—	204	15	219
Stock-based compensation	—	—	125	—	—	125
Awards assumed upon acquisition	—	—	23	—	—	23
Issuance of common stock	1,209	—	(105)	—	—	(105)
Repurchase and retirement of common stock	(2,292)	—	(43)	(282)	—	(325)
Cash dividends declared ($0.17 per common share)	—	—	—	(49)	—	(49)
Balances as of June 30, 2021	285,382	$3	$—	$7,760	$(35)	$7,728
Total comprehensive income	—	—	—	294	33	327
Stock-based compensation	—	—	149	—	—	149
Issuance of common stock	602	—	25	—	—	25
Repurchase and retirement of common stock	(2,318)	—	(174)	(151)	—	(325)
Cash dividends declared ($0.17 per common share)	—	—	—	(48)	—	(48)
Balances as of September 30, 2021	283,666	$3	$—	$7,855	$(2)	$7,856
Total comprehensive income	—	—	—	66	8	74
Stock-based compensation	—	—	129	—	—	129
Issuance of common stock	866	—	(69)	—	—	(69)
Repurchase and retirement of common stock	(2,415)	—	(60)	(265)	—	(325)
Cash dividends declared ($0.17 per common share)	—	—	—	(48)	—	(48)
Balances as of December 31, 2021	282,117	$3	$—	$7,608	$6	$7,617

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended December 31,
(In millions)	2022	2021
OPERATING ACTIVITIES
Net income	$814	$564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and impairment	363	345
Stock-based compensation	406	403
Change in assets and liabilities:
Receivables, net	(186)	(390)
Other assets	(53)	(75)
Accounts payable	(21)	(9)
Accrued and other liabilities	28	183
Deferred income taxes, net	(203)	(140)
Deferred net revenue (online-enabled games)	(215)	574
Net cash provided by operating activities	933	1,455
INVESTING ACTIVITIES
Capital expenditures	(160)	(135)
Proceeds from maturities and sales of short-term investments	243	1,193
Purchase of short-term investments	(263)	(438)
Acquisitions, net of cash acquired	—	(3,391)
Net cash used in investing activities	(180)	(2,771)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	47	44
Cash dividends paid	(158)	(145)
Cash paid to taxing authorities for shares withheld from employees	(161)	(193)
Repurchase and retirement of common stock	(970)	(975)
Net cash used in financing activities	(1,242)	(1,269)
Effect of foreign exchange on cash and cash equivalents	(41)	(5)
Increase (decrease) in cash and cash equivalents	(530)	(2,590)
Beginning cash and cash equivalents	2,732	5,260
Ending cash and cash equivalents	$2,202	$2,670
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$457	$374
Cash paid during the period for interest	28	28

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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2023 contains 52 weeks and ends on April 1, 2023. Our results of operations for the fiscal year ended March 31, 2022 contained 52 weeks and ended on April 2, 2022. Our results of operations for the three and nine months ended December 31, 2022 contained 13 weeks and 39 weeks, respectively, and ended on December 31, 2022. Our results of operations for the three and nine months ended December 31, 2021 contained 13 weeks and 39 weeks, respectively, and ended on January 1, 2022. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2022 and March 31, 2022, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of December 31, 2022	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$56	$56	$—	$—	Cash equivalents
Money market funds	5	5	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	135	—	135	—	Short-term investments and cash equivalents
U.S. Treasury securities	84	84	—	—	Short-term investments
U.S. agency securities	8	—	8	—	Short-term investments
Commercial paper	50	—	50	—	Short-term investments
Foreign government securities	15	—	15	—	Short-term investments
Asset-backed securities	40	—	40	—	Short-term investments
Certificates of deposit	19	—	19	—	Short-term investments
Foreign currency derivatives	53	—	53	—	Other current assets and other assets
Deferred compensation plan assets (a)	24	24	—	—	Other assets
Total assets at fair value	$489	$169	$320	$—
Liabilities
Foreign currency derivatives	$66	$—	$66	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	24	24	—	—	Other liabilities
Total liabilities at fair value	$90	$24	$66	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2022	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$55	$55	$—	$—	Cash equivalents
Money market funds	257	257	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	116	—	116	—	Short-term investments
U.S. Treasury securities	104	104	—	—	Short-term investments and cash equivalents
Commercial paper	51	—	51	—	Short-term investments and cash equivalents
Foreign government securities	17	—	17	—	Short-term investments
Asset-backed securities	38	—	38	—	Short-term investments
Certificates of deposit	18	—	18	—	Short-term investments
Foreign currency derivatives	63	—	63	—	Other current assets and other assets
Deferred compensation plan assets (a)	21	21	—	—	Other assets
Total assets at fair value	$740	$437	$303	$—
Liabilities
Foreign currency derivatives	$14	$—	$14	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	22	22	—	—	Other liabilities
Total liabilities at fair value	$36	$22	$14	$—

(a)The Deferred Compensation Plan assets consist of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, for additional information regarding our Deferred Compensation Plan.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of December 31, 2022 and March 31, 2022, our cash and cash equivalents were $2,202 million and $2,732 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.

Short-Term Investments
Short-term investments consisted of the following as of December 31, 2022 and March 31, 2022 (in millions):

	As of December 31, 2022				As of March 31, 2022
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$136	$—	$(1)	$135	$117	$—	$(1)	$116
U.S. Treasury securities	85	—	(1)	84	103	—	(1)	102
U.S. agency securities	8	—	—	8	—	—	—	—
Commercial paper	50	—	—	50	39	—	—	39
Foreign government securities	15	—	—	15	17	—	—	17
Asset-backed securities	40	—	—	40	38	—	—	38
Certificates of deposit	19	—	—	19	18	—	—	18
Short-term investments	$353	$—	$(2)	$351	$332	$—	$(2)	$330
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of December 31, 2022 and March 31, 2022 (in millions):

	As of December 31, 2022		As of March 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$277	$276	$250	$249
Due 1 year through 5 years	70	69	77	76
Due after 5 years	6	6	5	5
Short-term investments	$353	$351	$332	$330

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

Cash Flow Hedging Activities
Certain of our forward contracts are designated and qualify as cash flow hedges. To qualify for hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The derivative assets or liabilities associated with our hedging activities are recorded at fair value in other current assets/other assets, or accrued and other current liabilities/other liabilities, respectively, on our Condensed Consolidated Balance Sheets. The gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The gains or losses resulting from changes in the fair value of these hedges are subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to net revenue or research and development expenses, in our Condensed Consolidated Statements of Operations.Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of December 31, 2022			As of March 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$282	$1	$12	$375	$4	$3
Forward contracts to sell	$1,729	$47	$49	$1,829	$52	$6
The effects of cash flow hedge accounting in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2022 and 2021 are as follows (in millions):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2022		2021		2022		2021
	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,881	$556	$1,789	$539	$5,552	$1,693	$5,166	$1,607
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$67	$(6)	$12	$2	$147	$(14)	$(25)	$14
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of December 31, 2022			As of March 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$883	$1	$5	$496	$6	$—
Forward contracts to sell	$1,125	$4	$—	$400	$1	$5

The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2022 and 2021 was as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	Interest and other income (expense), net
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$(7)	$(11)	$(12)	$(39)
Gains (losses) on foreign currency forward contracts not designated as hedging instruments	$(53)	$19	$(26)	$16

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended December 31, 2022 and 2021 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of September 30, 2022	$(4)	$246	$(105)	$137
Other comprehensive income (loss) before reclassifications	1	(137)	23	(113)
Amounts reclassified from accumulated other comprehensive income (loss)	1	(62)	—	(61)
Total other comprehensive income (loss), net of tax	2	(199)	23	(174)
Balances as of December 31, 2022	$(2)	$47	$(82)	$(37)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of September 30, 2021	$—	$27	$(29)	$(2)
Other comprehensive income (loss) before reclassifications	(1)	24	(1)	22
Amounts reclassified from accumulated other comprehensive income (loss)	—	(14)	—	(14)
Total other comprehensive income (loss), net of tax	(1)	10	(1)	8
Balances as of December 31, 2021	$(1)	$37	$(30)	$6

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended December 31, 2022 and 2021 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2022	$(3)	$47	$(29)	$15
Other comprehensive income (loss) before reclassifications	—	134	(53)	81
Amounts reclassified from accumulated other comprehensive income (loss)	1	(134)	—	(133)
Total other comprehensive income (loss), net of tax	1	—	(53)	(52)
Balances as of December 31, 2022	$(2)	$47	$(82)	$(37)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2021	$—	$(29)	$(21)	$(50)
Other comprehensive income (loss) before reclassifications	(1)	55	(9)	45
Amounts reclassified from accumulated other comprehensive income (loss)	—	11	—	11
Total other comprehensive income (loss), net of tax	(1)	66	(9)	56
Balances as of December 31, 2021	$(1)	$37	$(30)	$6
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and nine months ended December 31, 2022 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended December 31, 2022	Nine Months Ended December 31, 2022
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$(67)	$(147)
Research and development	6	14
Total net (gain) loss reclassified, net of tax	$(61)	$(133)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and nine months ended December 31, 2021 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended December 31, 2021	Nine Months Ended December 31, 2021
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$(12)	$25
Research and development	(2)	(14)
Total net (gain) loss reclassified, net of tax	$(14)	$11

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the nine months ended December 31, 2022 are as follows (in millions):

	As of March 31, 2022	Activity	Effects of Foreign Currency Translation	As of December 31, 2022
Goodwill	$5,755	$—	$(7)	$5,748
Accumulated impairment	(368)	—	—	(368)
Total	$5,387	$—	$(7)	$5,380
Acquisition-related intangibles consisted of the following (in millions):

	As of December 31, 2022			As of March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Finite-lived acquisition-related intangibles
Developed and core technology	$1,051	$(723)	$328	$1,102	$(643)	$459
Trade names and trademarks	596	(268)	328	609	(212)	397
Registered user base and other intangibles	56	(47)	9	56	(30)	26
Total finite-lived acquisition-related intangibles	$1,703	$(1,038)	$665	$1,767	$(885)	$882
Indefinite-lived acquisition-related intangibles
In-process research and development	$70	$—	$70	$80	$—	$80
Total acquisition-related intangibles, net	$1,773	$(1,038)	$735	$1,847	$(885)	$962
Amortization of intangibles, including impairments for the three and nine months ended December 31, 2022 and 2021 are classified in the Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Cost of revenue	$26	$44	$95	$88
Operating expenses	50	61	132	131
Total	$76	$105	$227	$219
During the three months ended December 31, 2022, we recorded impairment charges of $22 million for acquisition-related intangible assets within operating expenses. During the nine months ended December 31, 2022, we recorded impairment charges of $40 million for acquisition-related intangible assets, of which $12 million was recorded within cost of revenue and $28 million was recorded within operating expenses.
During the three and nine months ended December 31, 2021, we recorded impairment charges of $14 million and $26 million, respectively, for acquisition-related intangible assets, which were recorded within operating expenses.
Acquisition-related intangible assets are generally amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, currently ranging from 2 to 7 years. As of December 31, 2022 and March 31, 2022, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 4.9 and 5.2 years, respectively.

As of December 31, 2022, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Condensed Consolidated Statements of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2023 (remaining three months)	$51
2024	150
2025	122
2026	118
2027	99
2028	96
2029 and thereafter	29
Total	$665

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
During the three and nine months ended December 31, 2022 and 2021, we did not recognize any material losses or impairment charges on royalty-based commitments.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of December 31, 2022	As of March 31, 2022
Other current assets	$45	$35
Other assets	28	28
Royalty-related assets	$73	$63
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

	As of December 31, 2022	As of March 31, 2022
Accrued royalties	$222	$203
Other liabilities	—	3
Royalty-related liabilities	$222	$206
As of December 31, 2022, we were committed to pay approximately $1,844 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 11 for further information on our developer and licensor commitments.

(8) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of December 31, 2022 and March 31, 2022 consisted of (in millions):

	As of December 31, 2022	As of March 31, 2022
Computer, equipment and software	$907	$853
Buildings	367	375
Leasehold improvements	189	202
Equipment, furniture and fixtures, and other	90	95
Land	66	66
Construction in progress	12	30
	1,631	1,621
Less: accumulated depreciation	(1,078)	(1,071)
Property and equipment, net	$553	$550
Depreciation expense associated with property and equipment was $46 million and $135 million for the three and nine months ended December 31, 2022, respectively.
Depreciation expense associated with property and equipment was $41 million and $120 million for the three and nine months ended December 31, 2021, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of December 31, 2022 and March 31, 2022 consisted of (in millions):

	As of December 31, 2022	As of March 31, 2022
Other accrued expenses	$378	$304
Accrued compensation and benefits	342	500
Accrued royalties	222	203
Sales returns and price protection reserves	123	144
Deferred net revenue (other)	105	156
Operating lease liabilities	73	81
Accrued and other current liabilities	$1,243	$1,388
Deferred net revenue (other) includes the deferral of licensing arrangements, subscription revenue, and other revenue for which revenue recognition criteria has not been met.
Deferred net revenue
Deferred net revenue as of December 31, 2022 and March 31, 2022 consisted of (in millions):

	As of December 31, 2022	As of March 31, 2022
Deferred net revenue (online-enabled games)	$1,808	$2,024
Deferred net revenue (other)	105	156
Deferred net revenue (noncurrent)	48	68
Total deferred net revenue	$1,961	$2,248
During the nine months ended December 31, 2022 and 2021, we recognized $2,124 million and $1,607 million of revenue, respectively, that were included in the deferred net revenue balance at the beginning of the period.

Remaining Performance Obligations
As of December 31, 2022, revenue allocated to remaining performance obligations consists of our deferred revenue balance of $1,961 million. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue. We expect to recognize substantially all of these balances as revenue over the next 12 months.

(9) INCOME TAXES
The provision for income taxes for the three and nine months ended December 31, 2022 is based on our projected annual effective tax rate for fiscal year 2023, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three and nine months ended December 31, 2022 was 28 percent and 29 percent, respectively, as compared to 27 percent and 22 percent, respectively, for the same period in fiscal year 2022. The rate for the nine months ended December 31, 2022 was higher than the same period in the prior year due to the Codemasters intra-entity sale of intellectual property rights to our U.S. and Swiss intellectual property owners completed during the nine months ended December 31, 2021, which resulted in a step-up of the U.S. and Swiss tax-deductible basis in the transferred intellectual property rights, and we recognized a $60 million net tax benefit for the current and deferred tax impacts of the sale. Excluding the Codemasters intra-entity sale, the effective tax rate for nine months ended December 31, 2021 would have been 30 percent.

We are subject to income tax examinations in various jurisdictions with respect to fiscal years after 2013. The timing and potential resolution of income tax examinations is highly uncertain. The gross unrecognized tax benefits as of December 31, 2022 were $788 million.

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

On February 7, 2023, the Swiss Federal Tax Administration published an updated safe harbor interest rate, and we expect the higher rate to materially increase the valuation allowance against our Swiss deferred tax assets. We will recognize the impact to the income tax provision and the valuation allowance during the quarterly period ending March 31, 2023.

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

The carrying and fair values of the Senior Notes are as follows (in millions):

	As of December 31, 2022	As of March 31, 2022
Senior Notes:
4.80% Senior Notes due 2026	$400	$400
1.85% Senior Notes due 2031	750	750
2.95% Senior Notes due 2051	750	750
Total principal amount	$1,900	$1,900
Unaccreted discount	(6)	(6)
Unamortized debt issuance costs	(15)	(16)
Net carrying value of Senior Notes	$1,879	$1,878

Fair value of Senior Notes (Level 2)	$1,477	$1,711
As of December 31, 2022, the remaining life of the 2026 Notes, 2031 Notes and 2051 Notes is approximately 3.2 years, 8.1 years, and 28.1 years, respectively.
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
The credit agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a debt to EBITDA ratio. As of December 31, 2022, we were in compliance with the debt to EBITDA ratio.
As of December 31, 2022, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.

Interest Expense
The following table summarizes our interest expense recognized for the three and nine months ended December 31, 2022 and 2021 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Amortization of debt issuance costs	(1)	(1)	(2)	(2)
Coupon interest expense	(13)	(13)	(41)	(41)
Total interest expense	$(14)	$(14)	$(43)	$(43)

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
The following table summarizes our minimum contractual obligations as of December 31, 2022 (in millions):

		Fiscal Years Ending March 31,
		2023
		(Remaining
	Total	three mos.)	2024	2025	2026	2027	2028	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,844	$41	$421	$504	$422	$120	$114	$222
Marketing commitments	888	48	232	228	184	80	65	51
Senior Notes interest	794	7	55	55	54	36	36	551
Operating lease imputed interest	47	3	10	8	6	5	4	11
Operating leases not yet commenced (a)	98	—	—	3	8	8	8	71
Other purchase obligations	219	25	132	46	10	4	2	—
Total unrecognized commitments	3,890	124	850	844	684	253	229	906

Recognized commitments
Senior Notes principal and interest	1,920	20	—	—	400	—	—	1,500
Operating leases	369	17	66	63	53	38	28	104
Transition Tax and other taxes	17	—	4	6	7	—	—
Total recognized commitments	2,306	37	70	69	460	38	28	1,604

Total Commitments	$6,196	$161	$920	$913	$1,144	$291	$257	$2,510
(a)As of December 31, 2022, we have entered into an office lease that has not yet commenced with aggregate future lease payments of approximately $98 million. This lease is expected to commence in fiscal year 2024, and will have a lease term of 12 years.

The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of December 31, 2022; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to the amounts included in the table above, as of December 31, 2022, we had a net liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $512 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
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
There were an insignificant number of stock options granted during the three and nine months ended December 31, 2022 and 2021.

Stock Options
The following table summarizes our stock option activity for the nine months ended December 31, 2022:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2022	286	$39.28
Granted	2	125.55
Exercised	(164)	39.47
Forfeited, cancelled or expired	(1)	64.95
Outstanding as of December 31, 2022	123	$40.69	2.21	$10
Vested and expected to vest	123	$40.69	2.21	$10
Exercisable as of December 31, 2022	122	$40.04	2.16	$10
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of December 31, 2022, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Units
The following table summarizes our restricted stock units activity for the nine months ended December 31, 2022:

	Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2022	6,682	$129.57
Granted	4,970	127.44
Vested	(3,332)	126.20
Forfeited or cancelled	(695)	131.78
Outstanding as of December 31, 2022	7,625	$129.45
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

The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the nine months ended December 31, 2022:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2022	190	$142.60
Granted	509	127.98
Vested	(73)	142.60
Forfeited or cancelled	(69)	136.28
Outstanding as of December 31, 2022	557	$130.03
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
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the nine months ended December 31, 2022:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2022	1,321	$134.69
Granted	178	176.70
Vested	(95)	114.97
Forfeited or cancelled	(582)	129.16
Outstanding as of December 31, 2022	822	$149.98
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Cost of revenue	$2	$1	$5	$4
Research and development	95	86	271	272
Marketing and sales	15	14	44	41
General and administrative	29	28	86	86
Stock-based compensation expense	$141	$129	$406	$403
During the three and nine months ended December 31, 2022, we recognized $11 million and $56 million, respectively, of deferred income tax benefit related to our stock-based compensation expense. During the three and nine months ended December 31, 2021, we recognized $3 million and $54 million, respectively, of deferred income tax benefit related to our stock-based compensation expense.

As of December 31, 2022, our total unrecognized compensation cost related to stock options, restricted stock units, market-based restricted stock units, and performance-based restricted stock units was $856 million and is expected to be recognized over a weighted-average service period of 2.0 years. Of the $856 million of unrecognized compensation cost, $817 million relates to restricted stock units, $26 million relates to market-based restricted stock units, $13 million relates to performance-based restricted stock units.
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

The following table summarizes total shares repurchased during the three and nine months ended December 31, 2022 and 2021:

	November 2020 Program		August 2022 Program		Total
(In millions)	Shares	Amount	Shares	Amount	Shares	Amount
Three months ended December 31, 2022	—	$5	2.6	$320	2.6	$325
Nine months ended December 31, 2022	5.1	$650	2.6	$320	7.7	$970
Three months ended December 31, 2021	2.4	$325	—	$—	2.4	$325
Nine months ended December 31, 2021	7.0	$975	—	$—	7.0	$975

(13) EARNINGS PER SHARE
The following table summarizes the computations of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation plans including stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and ESPP purchase rights using the treasury stock method.

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2022	2021	2022	2021
Net income	$204	$66	$814	$564
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	276	283	278	284
Dilutive potential common shares related to stock award plans	2	2	1	3
Weighted-average common stock outstanding — diluted	278	285	279	287
Earnings per share:
Basic	$0.74	$0.23	$2.93	$1.99
Diluted	$0.73	$0.23	$2.92	$1.97
Certain restricted stock units, market-based restricted stock units and performance-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. For both the three and nine months ended December 31, 2022, one million such shares were excluded. For both the three and nine months ended December 31, 2021, one million such shares were excluded.

(14) SEGMENT AND REVENUE INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Our CODM currently reviews total company operating results to assess overall performance and allocate resources. As of December 31, 2022, we have only one reportable segment, which represents our only operating segment.
Information about our total net revenue by timing of recognition for the three and nine months ended December 31, 2022 and 2021 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net revenue by timing of recognition
Revenue recognized at a point in time	$762	$673	$1,833	$1,848
Revenue recognized over time	1,119	1,116	3,719	3,318
Net revenue	$1,881	$1,789	$5,552	$5,166
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
Information about our total net revenue by composition for the three and nine months ended December 31, 2022 and 2021 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net revenue by composition
Full game downloads	$423	$400	$988	$970
Packaged goods	199	216	577	585
Full game	622	616	1,565	1,555

Live services and other	1,259	1,173	3,987	3,611
Net revenue	$1,881	$1,789	$5,552	$5,166
Full game net revenue includes full game downloads and packaged goods. Full game downloads includes revenue from digital sales of full games on console, PC, mobile phones and tablets and certain licensing revenue. Packaged goods primarily includes revenue from software that is sold physically through traditional channels such as brick and mortar retailers and software licensing revenue from third parties who include certain of our full games for sale with their products.

Live services and other net revenue includes revenue from sales of extra content for console, PC and mobile games, licensing revenue, subscriptions, and advertising.

Information about our total net revenue by platform for the three and nine months ended December 31, 2022 and 2021 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Platform net revenue
Console	$1,152	$1,138	$3,355	$3,308
PC and other	435	374	1,260	1,112
Mobile	294	277	937	746
Net revenue	$1,881	$1,789	$5,552	$5,166
Information about our operations in North America and internationally for the three and nine months ended December 31, 2022 and 2021 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net revenue from unaffiliated customers
North America	$801	$783	$2,357	$2,243
International	1,080	1,006	3,195	2,923
Net revenue	$1,881	$1,789	$5,552	$5,166

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Electronic Arts, Inc. and subsidiaries (the Company) as of December 31, 2022, the related condensed consolidated statements of operations, comprehensive income, stockholders’ equity for the three-month and nine-month periods ended December 31, 2022 and January 1, 2022, and cash flows for the nine-month periods ended December 31, 2022 and January 1, 2022 and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
February 7, 2023

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

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended December 31, 2022, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 as filed with the SEC on May 25, 2022 and in other documents we have filed with the SEC.
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

Financial Results
Our key financial results for our fiscal quarter ended December 31, 2022 were as follows:
•Total net revenue was $1,881 million, up 5 percent year-over-year. On a constant currency basis, we estimate that total net revenue would have been $1,957 million, up 9 percent year-over-year.
•Live services and other net revenue was $1,259 million, up 7 percent year-over-year.
•Gross margin was 69.8 percent, up 5 percentage points year-over-year.
•Operating expenses were $1,024 million, down 3 percent year-over-year. On a constant currency basis, we estimate that operating expenses would have been $1,055 million, consistent year-over-year.
•Operating income was $289 million, up 183 percent year-over-year.
•Net income was $204 million with diluted earnings per share of $0.73.
•Net cash provided by operating activities was $1,123 million, down 27 percent year-over-year.
•Total cash, cash equivalents and short-term investments were $2,553 million.
•We repurchased 2.6 million shares of our common stock for $325 million.
•We paid cash dividends of $52 million during the quarter ended December 31, 2022.
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
Trends in Our Business
Live Services Business. We offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our base games and free-to-play games. Our net revenue attributable to live services and other was $5,374 million, $4,707 million and $3,951 million for the trailing twelve months ended December 31, 2022, 2021 and 2020, respectively, and we expect that live services net revenue will continue to be material to our business. Within live services and other, net revenue attributable to extra content was $4,203 million, $3,668 million and $3,073 million for the trailing twelve months ended December 31, 2022, 2021 and 2020, respectively. Extra content net revenue has increased as more players engage with our games and services, and purchase additional content designed to provide value to players and extend and enhance gameplay. Our most popular live services are the extra content purchased for the Ultimate Team mode associated with our sports franchises and extra content purchased for our Apex Legends franchise. Ultimate Team allows players to collect current and former professional players in order to build and compete as a personalized team. Live services net revenue generated from extra content purchased within the Ultimate Team mode associated with our sports franchises, a substantial portion of which was derived from FIFA Ultimate Team, and from our Apex Legends franchise, is material to our business.
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
COVID-19 Impact. We continue to monitor the impact of the COVID-19 pandemic to our people and our business. Since the initial outbreak, we have focused on actions to support our people, our players, and communities around the world that have been affected by the COVID-19 pandemic. The well-being of our people is our top priority as conditions continue to fluctuate around the world. We have reopened our office locations and are resuming business travel as it is appropriate to do so, consistent with the health and safety of our employees and in compliance with any local legal restrictions or requirements. During the pandemic, longer-term trends that benefit our business accelerated. Live services and other net revenue has increased and we have also experienced a significant increase in the percentage of our games purchased digitally over the past two fiscal years. During fiscal year 2023, these trends moderated but engagement continues to be higher than it was pre-pandemic for many of our key franchises. The global macroeconomic environment remains challenging and these trends may not be indicative of results for future periods, particularly if the trend towards digital adoption decelerates and consumer engagement fluctuates, either as a result of global macroeconomic effects related or unrelated to the COVID-19 pandemic. See the section titled “Risk Factors” in Part I, Item 1A of this Annual Report for further discussion of the possible impact of the COVID-19 pandemic to our workforce and business.

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

The following is a calculation of our total net bookings for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2022	2021	2022	2021
Total net revenue	$1,881	$1,789	$5,552	$5,166
Change in deferred net revenue (online-enabled games)	461	788	(157)	598
Net bookings	$2,342	$2,577	$5,395	$5,764
Net bookings were $2,342 million for the three months ended December 31, 2022 primarily driven by sales related to our FIFA and Madden franchises, Apex Legends, and The Sims 4. Net bookings decreased $235 million, or 9 percent, as compared to the three months ended December 31, 2021, primarily due to the prior year release of Battlefield 2042, and a $97 million impact related to fluctuations in foreign exchange rates, net of hedging activities, partially offset by strength in our FIFA franchise. Live services and other net bookings were $1,655 million for the three months ended December 31, 2022, and decreased $22 million, or 1 percent, as compared to the three months ended December 31, 2021. The decrease in live services and other net bookings was primarily due to fluctuations in foreign exchange rates, net of hedging activities and decreased sales of extra content related to Apex Legends, partially offset by strength in our FIFA franchise. Full game net bookings were $687 million for the three months ended December 31, 2022, and decreased $213 million, or 24 percent, as compared to the three months ended December 31, 2021 primarily due to the prior year release of Battlefield 2042, partially offset by sales related to our FIFA franchise and the release of Need for Speed Unbound.

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
Every quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. Our Swiss deferred tax asset realizability analysis relies upon future Swiss taxable income as the primary source of taxable income but considers all available sources of Swiss income based on the positive and negative evidence. We give more weight to evidence that can be objectively verified. However, there is judgment involved in estimating future Swiss taxable income, specifically related to assumptions about expected growth rates of future Swiss taxable income, which are based primarily on third party market and industry growth data. Actual results that differ materially from those estimates could have a material impact on our valuation allowance assessment. Swiss interest rates have an impact on the valuation allowance and are based on published Swiss guidance, which generally occurs in the fourth quarter of our fiscal year. Any significant changes to such interest rates could result in a material impact to the valuation allowance and to our Condensed Consolidated Financial Statements. We have adjusted our valuation allowance for changes in the published interest rates in the past and it is probable that we will do so again based on current global interest rate trends. Switzerland has a seven-year carryforward period and does not permit the carry back of losses. Changes in Estimated Offering Period and actions we take in connection with acquisitions could also impact the utilization of our Swiss deferred tax asset.
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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2023 contains 52 weeks and ends on April 1, 2023. Our results of operations for the fiscal year ended March 31, 2022 contained 52 weeks and ended on April 2, 2022. Our results of operations for the three and nine months ended December 31, 2022 contained 13 weeks and 39 weeks, respectively, and ended on December 31, 2022. Our results of operations for the three and nine months ended December 30, 2021 contained 13 weeks and 39 weeks, respectively, and ended on January 1, 2022. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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
Net Revenue Quarterly Analysis
Net Revenue
Net revenue for the three months ended December 31, 2022 was $1,881 million, primarily driven by sales related to FIFA 23, Apex Legends, FIFA 22, Madden NFL 23, and The Sims 4. Net revenue for the three months ended December 31, 2022 increased $92 million as compared to the three months ended December 31, 2021. This increase was driven by a $238 million increase in net revenue primarily driven by year-over-year growth in both the FIFA franchise and Apex Legends, and the release of Need for Speed Unbound, partially offset by a $146 million decrease in net revenue primarily due to the prior year release of Battlefield 2042 and softness in our mobile portfolio.

Net Revenue by Composition
Our net revenue by composition for the three months ended December 31, 2022 and 2021 was as follows (in millions):

	Three Months Ended December 31,
	2022	2021	$ Change	% Change
Net revenue:
Full game downloads	$423	$400	$23	6%
Packaged goods	199	216	(17)	(8)%
Full game	$622	$616	$6	1%

Live services and other	$1,259	$1,173	$86	7%
Total net revenue	$1,881	$1,789	$92	5%
Full Game Net Revenue
Full game net revenue includes full game downloads and packaged goods. Full game downloads includes revenue from digital sales of full games on console, PC, and mobile phones and tablets and certain licensing revenue. Packaged goods primarily includes revenue from software that is sold physically through traditional channels such as brick and mortar retailers and software licensing revenue from third parties who include certain of our full games for sale with their products.

For the three months ended December 31, 2022, full game net revenue was $622 million, primarily driven by FIFA 23, Madden NFL 23, and the release of Need for Speed Unbound. Full game net revenue for the three months ended December 31, 2022 increased $6 million, or 1 percent, as compared to the three months ended December 31, 2021. This increase was primarily driven by year-over-year growth in the FIFA franchise and the release of Need for Speed Unbound, partially offset by prior year releases of Battlefield 2042 and Mass Effect Trilogy Remaster.

Live Services and Other Net Revenue
Live services and other net revenue includes revenue from sales of extra content for console, PC and mobile games, licensing revenue, subscriptions, and advertising.
For the three months ended December 31, 2022, live services and other net revenue was $1,259 million, primarily driven by sales of extra content for FIFA Ultimate Team, Apex Legends, The Sims 4, and Madden Ultimate Team. Live services and other net revenue for the three months ended December 31, 2022 increased $86 million, or 7 percent, as compared to the three months ended December 31, 2021. This increase was primarily driven by sales of extra content and licensing for Apex Legends and our FIFA franchise, partially offset by the Star Wars franchise.
Net Revenue Year-to-Date Analysis
Net Revenue
Net revenue for the nine months ended December 31, 2022 was $5,552 million, primarily driven by sales related to FIFA 22, FIFA 23, Apex Legends, The Sims 4, and Madden NFL 23. Net revenue for the nine months ended December 31, 2022 increased $386 million as compared to the nine months ended December 31, 2021. This increase was driven by a $759 million increase in net revenue primarily driven by sales of extra content for Apex Legends, year-over-year growth in the FIFA franchise, Battlefield 2042, and the addition of Golf Clash, partially offset by a $373 million decrease in net revenue primarily due to the prior year release of Mass Effect Trilogy Remaster and the Star Wars and The Sims franchises.

Net Revenue by Composition
Our net revenue by composition for the nine months ended December 31, 2022 and 2021 was as follows (in millions):

	Nine Months Ended December 31,
	2022	2021	$ Change	% Change
Net revenue:
Full game downloads	$988	$970	$18	2%
Packaged goods	577	$585	(8)	(1)%
Full game	$1,565	$1,555	$10	1%

Live services and other	$3,987	$3,611	376	10%
Total net revenue	$5,552	$5,166	$386	7%
Full Game Net Revenue
For the nine months ended December 31, 2022, full game net revenue was $1,565 million, primarily driven by FIFA 23, Battlefield 2042, Madden NFL 23, and FIFA 22. Full game net revenue for the nine months ended December 31, 2022 increased $10 million, or 1 percent, as compared to the nine months ended December 31, 2021. This increase was primarily driven by Battlefield 2042 and our FIFA franchise, partially offset by Mass Effect Trilogy Remaster, It Takes Two, and the UFC franchise.
Live Services and Other Net Revenue
For the nine months ended December 31, 2022, live services and other net revenue was $3,987 million primarily driven by sales of extra content for FIFA Ultimate Team, Apex Legends, The Sims 4, and Madden Ultimate Team. Live services and other net revenue for the nine months ended December 31, 2022 increased $376 million, or 10 percent, as compared to the nine months ended December 31, 2021. This increase was primarily driven by sales of extra content for Apex Legends, the addition of Golf Clash, and our FIFA franchise, partially offset by sales of extra content for the Star Wars franchise.

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

Cost of revenue for the three months ended December 31, 2022 and 2021 was as follows (in millions):

December 31, 2022	% of Net Revenue	December 31, 2021	% of Net Revenue	% Change	Change as a % of Net Revenue
$568	30%	$631	35%	(10)%	(5)%
Cost of Revenue
Cost of revenue decreased by $63 million during the three months ended December 31, 2022, as compared to the three months ended December 31, 2021. The decrease was primarily due to a decrease in inventory costs driven by the prior year release of Battlefield 2042 and the FIFA franchise, a decrease in acquisition-related intangible asset amortization, and a decrease in platform and hosting fees.
Cost of revenue as a percentage of total net revenue decreased by 5 percent during the three months ended December 31, 2022, as compared to the three months ended December 31, 2021. This decrease was primarily due to a decrease in inventory costs primarily due to prior year release of Battlefield 2042, and a decrease in the proportion of sales derived from packaged goods, partially offset by an increase in royalty costs due to the mix in sales from royalty bearing titles.
Cost of Revenue Year-to-Date Analysis
Cost of revenue for the nine months ended December 31, 2022 and 2021 was as follows (in millions):

December 31, 2022	% of Net Revenue	December 31, 2021	% of Net Revenue	% Change	Change as a % of Net Revenue
$1,344	24%	1,440	28%	(7)%	(4)%
Cost of Revenue
Cost of revenue decreased by $96 million during the nine months ended December 31, 2022, as compared to the nine months ended December 31, 2021. The decrease was primarily due to a decrease in inventory costs driven by the prior year releases of Battlefield 2042 and Mass Effect Trilogy Remaster and the FIFA franchise, and lower royalty costs due to the mix in sales from royalty bearing titles, partially offset by an increase in platform and hosting fees.
Cost of revenue as a percentage of total net revenue decreased by 4 percent during the nine months ended December 31, 2022, as compared to the nine months ended December 31, 2021. This decrease was primarily due to a decrease in inventory costs driven by the prior year releases of Battlefield 2042 and Mass Effect Trilogy Remaster, lower royalty costs due to the mix in sales form royalty bearing titles, and a decrease in the proportion of sales derived from packaged goods, partially offset by an increase in platform and hosting fees.

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

Research and development expenses for the three and nine months ended December 31, 2022 and 2021 were as follows (in millions):

	December 31, 2022	% of Net Revenue	December 31, 2021	% of Net Revenue	$ Change	% Change
Three months ended	$556	30%	$539	30%	$17	3%
Nine months ended	$1,693	30%	$1,607	31%	$86	5%
Research and development expenses increased by $17 million, or 3 percent, during the three months ended December 31, 2022, as compared to the three months ended December 31, 2021. This increase was primarily due to a $9 million increase in stock-based compensation and an $8 million increase due to hedging activities.
Research and development expenses increased by $86 million, or 5 percent, during the nine months ended December 31, 2022, as compared to the nine months ended December 31, 2021. This increase was primarily due to a $28 million increase due to hedging activities, a net $22 million increase in personnel-related costs primarily resulting from continued investment in our studios, including headcount from prior year acquisitions, offset by decreased variable compensation and related costs, and a $16 million increase in studio related contracted services.
Marketing and Sales
Marketing and sales expenses consist of advertising, marketing and promotional expenses, personnel-related costs, and related overhead costs, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three and nine months ended December 31, 2022 and 2021 were as follows (in millions):

	December 31, 2022	% of Net Revenue	December 31, 2021	% of Net Revenue	$ Change	% Change
Three months ended	$256	14%	$293	16%	$(37)	(13)%
Nine months ended	$723	13%	$716	14%	$7	1%
Marketing and sales expenses decreased by $37 million, or 13 percent, during the three months ended December 31, 2022, as compared to the three months ended December 31, 2021. This decrease was primarily due to a $35 million decrease in advertising and promotional spending primarily related to Battlefield 2042 which was released in prior fiscal year.

Marketing and sales expenses increased by $7 million, or 1 percent, during the nine months ended December 31, 2022, as compared to the nine months ended December 31, 2021. This increase was primarily due to an increase in advertising and promotional spending related to the release of our Apex Legends Mobile title in the first quarter of fiscal year 2023 and our FIFA franchise, partially offset by a decrease in advertising and promotional spending primarily related to our mobile portfolio, and Battlefield 2042, Mass Effect Trilogy Remaster and It Takes Two, which were released in prior fiscal years.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology (“IT”), related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.

General and administrative expenses for the three and nine months ended December 31, 2022 and 2021 were as follows (in millions):

	December 31, 2022	% of Net Revenue	December 31, 2021	% of Net Revenue	$ Change	% Change
Three months ended	$162	9%	$163	9%	$(1)	(1)%
Nine months ended	$503	9%	$508	10%	$(5)	(1)%
General and administrative expenses decreased by $1 million, or 1 percent, and $5 million, or 1 percent during the three and nine months ended December 31, 2022, as compared to the three and nine months ended December 31, 2021, respectively. These decreases were primarily due to a decrease in contracted services driven by prior year acquisition-related transaction and integration costs, partially offset by an increase in IT-related costs.

Income Taxes
Provision for income taxes for the three and nine months ended December 31, 2022 and 2021 were as follows (in millions):

	December 31, 2022	Effective Tax Rate	December 31, 2021	Effective Tax Rate
Three months ended	$78	28%	$25	27%
Nine months ended	$331	29%	$161	22%
The provision for income taxes for the three and nine months ended December 31, 2022 is based on our projected annual effective tax rate for fiscal year 2023, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three and nine months ended December 31, 2022 was 28 percent and 29 percent, respectively, as compared to 27 percent and 22 percent, respectively, for the same period in fiscal year 2022. The rate for the nine months ended December 31, 2022 was higher than the same period in the prior year due to the Codemasters intra-entity sale of intellectual property rights to our U.S. and Swiss intellectual property owners completed during the nine months ended December 31, 2021, which resulted in a step-up of the U.S. and Swiss tax-deductible basis in the transferred intellectual property rights, and we recognized a $60 million net tax benefit for the current and deferred tax impacts of the sale. Excluding the Codemasters intra-entity sale, the effective tax rate for nine months ended December 31, 2021 would have been 30 percent.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of December 31, 2022	As of March 31, 2022	Increase/(Decrease)
Cash and cash equivalents	$2,202	$2,732	$(530)
Short-term investments	351	330	21
Total	$2,553	$3,062	$(509)
Percentage of total assets	19%	22%

	Nine Months Ended December 31,
(In millions)	2022	2021	Change
Net cash provided by operating activities	$933	$1,455	$(522)
Net cash used in investing activities	(180)	(2,771)	2,591
Net cash used in financing activities	(1,242)	(1,269)	27
Effect of foreign exchange on cash and cash equivalents	(41)	(5)	(36)
Net increase (decrease) in cash and cash equivalents	$(530)	$(2,590)	$2,060
Changes in Cash Flow
Operating Activities. Net cash provided by operating activities decreased by $522 million during the nine months ended December 31, 2022, as compared to the nine months ended December 31, 2021, primarily driven by lower cash receipts, higher marketing and advertising payments, and higher cash payments for income taxes, partially offset by cash inflows from hedging activities, lower cash payments for royalties, and lower cash payments for platform and hosting fees.

Investing Activities. Net cash used in investing activities decreased by $2,591 million during the nine months ended December 31, 2022, as compared to the nine months ended December 31, 2021, primarily driven by payments of $3,391 million in connection with acquisitions completed in the prior year, and a $175 million decrease in the purchase of short-term investments, partially offset by a $950 million increase from maturities and sales of short-term investments.
Financing Activities. Net cash used in financing activities decreased by $27 million during the nine months ended December 31, 2022, as compared to the nine months ended December 31, 2021, primarily due to cash paid to taxing authorities in connection with withholding taxes for stock-based compensation, partially offset by an increase in cash dividend payments.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of December 31, 2022, our short-term investments had gross unrealized losses of $2 million or 1 percent of total short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.
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
Credit Facility
On August 29, 2019, we entered into a $500 million unsecured revolving credit facility (as amended, the “Credit Facility”) with a syndicate of banks which was amended on October 18, 2022. The Credit Facility terminates on August 29, 2024 unless the maturity is extended in accordance with its terms. As of December 31, 2022, no amounts were outstanding under the Credit Facility. See Note 10 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our Credit Facility, which is incorporated by reference into this Item 2.
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

Financial Condition
Our material cash requirements, including commitments for capital expenditure, as of December 31, 2022 are set forth in our Note 11 — Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q, which is incorporated by reference into this Item 2. We expect capital expenditures to be approximately $200 million in fiscal year 2023 primarily due to facility buildouts. We believe that our cash, cash equivalents, short-term investments, cash generated from operations and available financing facilities will be sufficient to meet these material cash requirements, which include licensing intellectual property from professional sports leagues and players associations used in our EA SPORTS titles (e.g., the 300+ licenses within our global football ecosystem, NFL Properties LLC, NFL Players Association and NFL Players Inc. on behalf of OneTeam Partners, LLC) and third-party content and celebrities (e.g., Disney Interactive), debt repayment obligations of $1.9 billion, and to fund our operating requirements for the next 12 months and beyond. Our operating requirements include working capital requirements, capital expenditures, our recently authorized $2.6 billion share repurchase program, quarterly cash dividend, which is currently $0.19 per share, subject to declaration by our Board of Directors or a designated Committee of the Board of Directors, and potentially, future acquisitions or strategic investments. We may choose at any time to raise additional capital to repay debt, strengthen our financial position, facilitate expansion, repurchase our stock, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.

During the nine months ended December 31, 2022, we returned $1,128 million to stockholders through our capital return programs, repurchasing 7.7 million shares for approximately $970 million and returning $158 million through our quarterly cash dividend program which was initiated in November 2020.

Our foreign subsidiaries are generally subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of December 31, 2022, approximately $1,704 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.
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
As of December 31, 2022, we did not have any off-balance sheet arrangements.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of December 31, 2022, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $199 million or $397 million, respectively. As of December 31, 2022, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses in the Condensed Consolidated Statements of Operations on our foreign currency forward contracts used in balance sheet hedging of $199 million or $398 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in the same manner and actual results may differ materially. See Note 4 — Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.

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
As of December 31, 2022, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with changes in fair value, including unrealized gains and unrealized losses not related to credit losses, reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.
Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Changes in interest rates affect the fair value of our short-term investment portfolio. To provide a meaningful assessment of the interest rate risk associated with our short-term investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio assuming a 150 basis point parallel shift in the yield curve. As of December 31, 2022, a hypothetical 150 basis point increase in interest rates would have resulted in a $2 million, or 1 percent decrease in the fair market value of our short-term investments.

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
Changes in internal control over financial reporting
There has been no change in our internal controls over financial reporting identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that occurred during the fiscal quarter ended December 31, 2022 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
The COVID-19 pandemic and the various responses to it have affected how we and our partners are operating our businesses and have affected our operating results. The duration and extent to which this will impact our future operations and results remains uncertain. We have established and continue to maintain, protocols to promote the health and safety of our workforce and business partners. We have reopened our office locations and are resuming business travel, consistent with the health and safety of our employees and in compliance with any local legal restrictions or requirements. The reintroduction of employees to the workplace could introduce operational risk, negatively impact productivity, and give rise to claims by employees or otherwise adversely affect our business. As we re-open our offices, employees may be offered more flexibility in the amount of time they work in an office, which may adversely impact the productivity of certain employees. The long-term effects of the COVID-19 pandemic on the future of work are not certain and may present operational challenges and impact our ability to attract and retain talent, and our teams’ ability to collaborate creatively, each of which may adversely affect our business.
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

The following table summarizes the number of shares repurchased during the three months ended December 31, 2022:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
October 2, 2022 - October 29, 2022	842,239	$122.09	842,239	$2,502
October 30, 2022 - November 26, 2022	763,098	$128.91	763,098	$2,404
November 27, 2022 - December 31, 2022	987,578	$125.38	987,578	$2,280
	2,592,915	$125.35	2,592,915

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 6.Exhibits

The exhibits listed in the accompanying index to exhibits on Page 59 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2022
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

†    Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022 are the following formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows, and (6) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Chris Suh
DATED:	Chris Suh
February 7, 2023	EVP and Chief Financial Officer (Duly Authorized Officer)