Form 10-K
period 2023-03-31
ELECTRONIC ARTS INC.
filed 2023-05-24
CIK 712515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐        No ☑
The aggregate market value of the registrant’s common stock, $0.01 par value, held by non-affiliates of the registrant as of September 30, 2022, the last business day of our second fiscal quarter, was $32,154 million.
As of May 22, 2023, there were 272,712,152 shares of the registrant’s common stock, $0.01 par value, outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders (the “2023 Proxy”) are incorporated by reference into Part III hereof. The 2023 Proxy is expected to be filed not later than 120 days after the registrant’s fiscal year end. Except with respect to information specifically incorporated by reference into this Form 10-K, the 2023 Proxy is not deemed to be filed as part hereof.

ELECTRONIC ARTS INC.
2023 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We use words such as “anticipate”, “believe”, “expect”, “intend”, “estimate”, “plan”, “predict”, “seek”, “goal”, “will”, “may”, “likely”, “should”, “could”, “continue”, “potential” (and the negative of any of these terms), “future” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, projections of markets relevant to our business, uncertain events and assumptions and other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements consist of, among other things, statements related to our business, operations and financial results, industry prospects, our future financial performance, and our business plans and objectives, and may include certain assumptions that underlie the forward-looking statements. These forward-looking statements are not guarantees of future performance and reflect management’s current expectations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that might cause or contribute to such differences include those discussed in Part I, Item 1A of this Annual Report under the heading “Risk Factors” beginning on Page 8. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.
PART I
Item 1:    Business
Overview
Electronic Arts is a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and services that can be experienced on game consoles, PCs, mobile phones and tablets.
What We Offer
At our core is a portfolio of intellectual property from which we create innovative games and experiences that deliver high-quality entertainment and drive engagement across our network of hundreds of millions of unique active accounts. Our portfolio includes brands that we either wholly own (such as Apex Legends, Battlefield, and The Sims) or license from others (such as Madden NFL, Star Wars, and the 300+ licenses within our global football ecosystem). We are focusing on building games and experiences that grow the global online communities around our key franchises; reaching more players through connecting interactive storytelling to key intellectual property; and building re-occurring revenue from our annualized sports franchises, our console, PC and mobile catalog titles, and our live services. We develop and publish games and services across diverse genres, such as sports, racing, first-person shooter, action, role-playing and simulation. We believe that our portfolio, talent, live services offerings, use of multiple business models and distribution channels, and network of hundreds of millions of unique active accounts provide us with strategic advantages.

Revenue from our global football franchise, which is consistently one of the top franchises in the marketplace and includes the annualized console, PC and mobile games, as well as FIFA Ultimate Team, is material to our business and will continue to be so. Starting in fiscal year 2024, our global football franchise will transition to a new EA SPORTS FC brand. Our vision for the future of interactive football with EA SPORTS FC is to create the largest football club in the world, and we believe this is the right opportunity for us so that we can continue delivering innovation and growing to connect more fans on a global scale.

Live services net revenue, particularly extra content net revenue, has been material to our business, and we expect it to continue to be so. Through our live services offerings, we offer our players high-quality experiences designed to provide value to players and extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated outside of the sale of our base games. Our digital live services and other net revenue represented 74 percent of our total net revenue during fiscal year 2023. Our most popular live services are the extra content purchased for the Ultimate Team mode associated with our sports franchises and extra content purchased for our Apex Legends franchise. Ultimate Team allows players to collect current and former professional players in order to build and compete as a personalized team. Live services net revenue generated from extra content purchased within Ultimate Team, a substantial portion of which was derived from FIFA Ultimate Team, and for our Apex Legends franchise, is material to our business.

We believe that we can add value to our network by making it easier for players to connect by offering choices of business model, distribution channel and device. Our games and services can be experienced on consoles, PCs, mobile phones, tablets, and reach our players through both digital distribution channels and retail channels. Players can access our games and services through traditional single-game purchase or through subscription offerings; and certain of our games and services are available through a “free-to-play” model whereby players download the game for free and engage with services provided on an ongoing basis. For example, we develop products and services within our global football franchise that allow players to engage through multiple business models, distribution channels and devices, including: (1) our annualized console and PC games and associated services, which can be purchased through both digital distribution and retail channels and also is available through subscription services; (2) a mobile free-to-play offering; and (3) a PC free-to-play game available in certain countries.
Digitally, our console games and live services can be purchased through third-party storefronts, such as the digital stores of our console partners. Our direct sales to Sony and Microsoft represented approximately 32 percent and 16 percent of total net revenue, respectively, in fiscal year 2023. Our mobile and tablet games and services are available through third-party application storefronts such as the Apple App Store and Google Play. Our PC games and services can be downloaded directly through the EA app, EA’s digital storefront, as well as through third-party online download stores, such as Steam. We also partner with third parties to publish our mobile and PC games and services in certain Asian territories, such as our partnerships with Tencent Holdings Limited for FIFA Online in China and Nexon Co. Ltd. for FIFA Online in Korea. From time to time, third parties will publish games and services under a license to certain of our intellectual property assets.
We also offer our EA Play subscription service on consoles and PC. EA Play allows players access to a selection of our console and PC games and services for a monthly or annual fee. Our packaged goods games are sold directly to mass market retailers, specialty stores and through distribution arrangements. New distribution methods and business models are expected to continue to emerge in the future, and we intend to evaluate these opportunities on a case-by-case basis.
We believe that the future of entertainment is interactive and that the consumption of entertainment and sports is deeply social. We are investing towards a future of accelerated content generation and increased player engagement - with players across our network using games to stay connected to friends, and to express themselves. While we continue to anchor our business on delivering amazing content and services to more players, our goal is to build from our core and invest in new areas of opportunity.

Significant Relationships
Sony & Microsoft. Under the terms of publishing agreements we have entered into with Sony Interactive Entertainment LLC and its affiliates and with Microsoft Corporation and its affiliates, we are authorized to develop, market, publish, and distribute disc-based products and services, and we authorize Sony and Microsoft to distribute our digital products and services, compatible with PlayStation and Xbox consoles, respectively. Under these agreements with Sony and Microsoft, we have the non-exclusive right to use, for a fixed term and in a designated territory, technology that is owned or licensed by them to publish our games on their respective consoles. With respect to our digitally-delivered products and services, the console manufacturers pay us either a wholesale price or a royalty percentage on the revenue they derive from their sales of our products and services. Our transactions for packaged goods products are made pursuant to individual purchase orders, which are accepted on a case-by case basis by Sony or Microsoft (or their designated replicators), as the case may be. For packaged goods products, we pay the console manufacturers a per-unit royalty for each unit manufactured. Many key commercial terms of our relationships with Sony and Microsoft — such as manufacturing terms, delivery times, policies and approval conditions — are determined unilaterally, and are subject to change by the console manufacturers.
The publishing agreements also require us to indemnify the console manufacturers for any loss, liability and expense resulting from any claim against the console manufacturer regarding our games and services, including any claims for patent, copyright or trademark infringement brought against the console manufacturer. Each agreement may be terminated by the console manufacturer if a breach or default by us is not cured after we receive written notice from the console manufacturer, or if we become insolvent. The console manufacturers are not obligated to enter into license agreements with us for any future consoles, products or services.
Apple, Google and Other App Stores. We have agreements to distribute our mobile applications and additional content through distributors such as Apple and Google. Our applications are downloaded for mobile devices from third party application storefronts. The distributor collects payment from consumers for content purchased within the application or charges consumers a one-time fee to download the application. Our distribution agreements establish the amounts that are retained by the distributor and the amounts passed through to us. These arrangements are typically terminable on short notice. The agreements generally do not obligate the distributors to market or distribute any of our applications. Application storefront policies are determined unilaterally by the distributors and are subject to change.

Publishing Partners in Asia. We have entered into agreements whereby we partner with certain companies, including Tencent Holdings Limited, Nexon Co., Ltd and Garena Online Private Limited. or their respective affiliates, pursuant to which these companies publish our mobile and PC free-to-play games in certain countries, including China, Korea and certain countries in Southeast Asia. Our players access games from the publishers’ online storefronts and are charged for additional content purchased within our game environment. The agreements generally establish the amounts that are retained by the publisher, and the amounts passed through to us.

Competition
The market for interactive entertainment is intensely competitive and changes rapidly as new products, business models and distribution channels are introduced. We also face competition for the right to use certain intellectual property included in our products. In order to remain successful, we are required to anticipate, sometimes years in advance, the ways in which our products and services will compete in the market. We face significant competition from companies that focus on developing games and services available on consoles, PCs and/or mobile devices. In addition, the convergence of the gaming, technology/internet, social networking and entertainment industries in recent years has brought us into more direct competition with larger, well-funded technology companies. These companies have strengthened their interactive entertainment capabilities, and we expect them to continue to do so. Their greater financial and other resources may provide larger budgets to develop and market tools, technologies, products and services that gain consumer success and shift player time and engagement away from our products and services. We also continue to expect new entrants to emerge.

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
In the past several years, our industry has undergone a period of increased consolidation which increases competitive pressure on us as interactive entertainment companies grow through acquisition or as larger, well-funded technology companies strengthen their interactive entertainment capabilities.

Risks related to competitive factors affecting our business are described in Part I, Item 1A, Risk Factors.

Research and Development

Because the industries in which we compete are characterized by rapid technological advances, our ability to compete successfully is linked to our ability to deliver a flow of competitive products, services and technologies to the marketplace. We have teams focused on developing new technologies, such as self-learning artificial intelligence for our games, to enhance existing products and services and to expand the range of our offerings.

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
Seasonality
We have historically experienced the highest percentage of our net bookings in our third fiscal quarter due to seasonal holiday demand and the launch timing of our games. While we expect this trend to continue in fiscal year 2024, there is no assurance that it will.
Human Capital
Our ability to attract and retain qualified employees is a critical factor in the successful development of our products and services. As of March 31, 2023, we employed approximately 13,400 people globally, with 65 percent located internationally. Our Board and its committees oversee our human capital management programs, practices and strategies and additional information on how they oversee these matters can be found in our annual Proxy Statement. We’re committed to (1) integrating diversity, equity and inclusion in our people practices to drive results, (2) a safe, healthy and supportive culture that prioritizes engagement, listening and action, and (3) inclusive talent practices to support the development of our people and the growth of our business.

Our most recently published Company-wide gender and racial/ethnic representation, as well as our EEO-1 report (U.S. government reporting), are available on our website. Our commitments to diversity, equity and inclusion extend to compensating our employees fairly based on the work that they perform. We consider our pay equity philosophy at each stage at which compensation decisions are made, including when hiring and promoting employees and through our annual review cycle. In addition, we annually partner with an independent outside firm to review employees’ pay and promote fairness in our compensation philosophy and practices.

We are committed to the development and growth of the next generation of diverse talent through community outreach and STEAM (Science, Technology, Engineering, Arts and Mathematics) education. Substantially all of our hiring includes diverse candidates in the initial pool, and we go further by setting aspirational targets for the inclusion of candidates from underrepresented communities at later stages of the recruiting process that we believe can lead to better outcomes. We consistently hire underrepresented talent above our current representation rates.

We aim to create a work environment and culture in which our people can do their best work. We aim to build a reciprocal relationship in which we engage, listen, respond, and work together to create a culture that supports our people and delivers on our business goals. All regular, full-time employees are asked to complete an Engagement Survey twice per year. 77 percent of employees participated in our most recent Engagement Survey, conducted in December 2022. We also conduct regular manager surveys. Results of all employee surveys are evaluated and inform opportunities for further improvement in our people practices.

We invest in developing and retaining employees through access to professional growth resources, skills learning, and other job-specific and general training. We also build technical onboarding and job-specific programs to help our employees onboard to technical roles and grow in their specific domains. We maintain resources, programs and services to support employees' physical, mental, familial and financial health. We offer a wide range of benefits, such as comprehensive health insurance and time-off and leave programs, including specialized programs around key life events.

We also design ways to collaborate across work models, whether working virtually, on-site, or using a hybrid approach. We empower leadership to determine the most appropriate workplace strategy for their teams, intended to facilitate productivity and engagement and deliver on business priorities.

Investor Information
Our website address is www.ea.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as amended, are available free of charge on the Investor Relations section of our website at http://ir.ea.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We announce material financial information and business updates through our SEC filings, press releases, public conference calls and webcasts, the Investor Relations section of our website at http://ir.ea.com, our blog at https://www.ea.com/news and through our Twitter account @EA. Except as expressly set forth in this Form 10-K annual report, the contents of our website, 2022 Impact Report and/or social media accounts are not incorporated into, or otherwise to be regarded as part of this Form 10-K.
Company Information
We were incorporated originally in California in 1982. In September 1991, we were reincorporated under the laws of Delaware. Our principal executive offices are located at 209 Redwood Shores Parkway, Redwood City, California 94065 and our telephone number is (650) 628-1500.
Information About Our Executive Officers
The following table sets forth information regarding our executive officers as of May 24, 2023:

Name	Age	Position
Andrew Wilson	48	Chief Executive Officer, Chair of the Board
Christopher Suh	52	Chief Financial Officer
Laura Miele	53	Chief Operating Officer
Mala Singh	52	Chief People Officer
Jacob Schatz	54	Chief Legal Officer & Corporate Secretary
Eric Kelly	51	Senior Vice President, Chief Accounting Officer
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
We strive to create innovative and high-quality products and services that allow us to grow the global online communities around our key franchises and reach more players. However, innovative and high-quality titles, even if highly-reviewed, may not meet our expectations or the expectations of our players. Many financially successful products and services within our industry are iterations of prior titles with large established consumer bases and significant brand recognition, which makes competing in certain categories challenging. In addition, products or services of our direct competitors or other entertainment companies may take a larger portion of consumer spending or time than we anticipate, which could cause our products and services to underperform relative to our expectations. A significant portion of our revenue historically has been derived from products and services based on a few popular franchises, and the underperformance of a single major title has had, and could in the future have, a material adverse impact on our financial results. For example, we have historically derived a significant portion of our net revenue from sales related to our global football franchise, annualized versions of which are consistently one of the best-selling games in the marketplace. Any events or circumstances that negatively impact our global football franchise, including Ultimate Team, such as product or service quality, our transition to a new EA SPORTS FC brand, other products that take a portion of consumer spending and time, the delay or cancellation of a product or service launch, increased competition for key licenses, or real or perceived security risks, could negatively impact our financial results to a disproportionate extent.
We may not meet our product and live service development schedules.
Our ability to meet product and live service development schedules is affected by a number of factors both within and outside our control, including feedback from our players, the creative processes involved, the coordination of large and sometimes geographically dispersed development teams, evolving work models, the complexity of our products and the platforms for which they are developed, the need to fine-tune our products prior to their release, and, in certain cases, approvals from third parties. We have experienced development delays for our products and services in the past which caused us to delay or cancel release dates. Any failure to meet anticipated production or release schedules likely would result in a delay of revenue and/or possibly a significant shortfall in our revenue, increase our development and/or marketing expenses, harm our profitability, and cause our operating results to be materially different than anticipated. If we miss key selling periods for products or services, including product delays or product cancellations our sales likely will suffer significantly.
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
Stakeholders have high expectations for the quality and integrity of our business, culture, products and services and we may be unsuccessful in meeting these expectations.
Expectations regarding the quality, performance and integrity of our business, brand, reputation, culture, products and services are high. Players and other stakeholders have sometimes been critical of our industry, brands, products, services, online communities, business models and/or practices for a wide variety of reasons, including perceptions about gameplay fun, fairness, game content, features or services, or objections to certain of our practices. These negative responses may not be foreseeable. We also may not effectively manage our responses because of reasons within or outside of our control. In addition, we have taken actions, including delaying the release of our games and delaying or discontinuing content, features and services for our games, after taking into consideration, among other things, feedback from our community or geopolitical events even if those decisions negatively impacted our operating results in the short term. These actions have had a negative impact on our financial results and may impact our future development processes. We expect to continue to take actions as appropriate, including actions that may result in additional expenditures and the loss of revenue.

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

Additionally, our products and services are extremely complex software programs and are difficult to develop and distribute. We have quality controls in place to detect defects, bugs or other errors in our products and services before they are released. Nonetheless, these quality controls are subject to human error, overriding, and resource or technical constraints. In addition, the effectiveness of our quality controls and preventative measures may be negatively affected by the distribution of our workforce resulting from evolving work models. As such, these quality controls and preventative measures may not be effective in detecting all defects, bugs or errors in our products and services before they have been released into the marketplace. In such an event, the technological reliability and stability of our products and services could be below our standards and the standards of our players and our reputation, brand and sales could be adversely affected. In addition, we could be required to, or may find it necessary to, offer a refund for the product or service, suspend the availability or sale of the product or service or expend significant resources to cure the defect, bug or error each of which could significantly harm our business and operating results.

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
Our business depends on the success and availability of consoles, platforms and devices developed by third parties and our ability to develop commercially successful products and services for those consoles, platforms and devices.
The success of our business is driven in part by the commercial success and adequate supply of third-party consoles, platforms and devices for which we develop our products and services or through which our products and services are distributed. Our success depends in part on accurately predicting which consoles, platforms and devices will be successful in the marketplace and providing engaging and commercially successful games and services for those consoles, platforms and devices. We must make product development decisions and commit significant resources well in advance of the commercial availability of new consoles, platforms and devices, and we may incur significant expense to adjust our product portfolio and development efforts in response to changing consumer preferences. We may enter into certain exclusive licensing arrangements that affect our ability to deliver or market products or services on certain consoles, platforms or devices. A console, platform or device for which we are developing products and services may not succeed as expected and we may be unable to fully recover the investments we have made in developing our products and services; or new consoles, platforms or devices may take market share away from those for which we have devoted significant resources, causing us to not be able to reach our intended audience and take advantage of meaningful revenue opportunities.

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
Our business partners may not honor their obligations to us or their actions may put us at risk.
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
OPERATIONAL RISKS
Events such as the COVID-19 pandemic and the various responses to it have previously affected and may in the future affect how we are operating our business.

We are subject to unforeseen events such as the COVID-19 pandemic, which has significantly impacted, and may in the future impact, our business and results of operations. The COVID-19 pandemic and the various responses to it have affected how we and our partners are operating our businesses. As we have re-opened our offices, employees are offered more flexibility in the amount of time they work in an office. Further, the increased availability of hybrid or remote working arrangements has expanded the pool of companies that can compete for our employees and employment candidates. The long-term effects of the COVID-19 pandemic on the future of work may present operational challenges and impact our ability to attract and retain talent, and our teams’ ability to collaborate creatively, each of which may adversely affect our business.

Certain of our development teams have worked for an extended period in a distributed environment, whereas these teams historically collaborated in-person on the creative and technical process required to develop high-quality products and services at scale. This has disrupted, and may continue to disrupt, the productivity of our workforce and the creative process to which our teams are accustomed. Companies in our industry have experienced issues related to game and service quality associated with the period during which employees primarily worked-from-home, and we have changed the launch date of key products in part because of challenges associated with a distributed development environment. The longer-term impact to our creative and technical development processes associated with more distributed work models is unknown and the associated risks, including with respect to game quality and developmental delays, which may cause us to delay or cancel additional release dates, may be heightened. If we are not able to respond to and manage the impact of these and other currently unknown impacts related to events such as the COVID-19 pandemic, our business will be harmed.

Catastrophic events may disrupt our business.

Natural disasters, cyber-incidents, weather events, wildfires, power disruptions, telecommunications failures, pandemics, health crises and other public health events, failed upgrades of existing systems or migrations to new systems, acts of terrorism or other events could cause outages, disruptions and/or degradations of our infrastructure (including our or our partners’ information technology and network systems), a failure in our ability to conduct normal business operations, or the closure of public spaces in which players engage with our games and services all of which could materially impact our reputation and brand, financial condition and operating result. The health and safety of our employees, players, third-party organizations with whom we partner, or regulatory agencies on which we rely could be also affected, any of which may prevent us from executing against our business strategies and/or cause a decrease in consumer demand for our products and services. We recognize the inherent physical risks associated with climate change. Our business relies on the reliable transmission of energy worldwide and is susceptible to weather-related events that could stress the power grid. Natural disasters and weather events, such as wildfires and hurricanes, are increasing in size and scope and certain of our office locations are located in areas that are vulnerable to these effects. System redundancy may be ineffective, and our disaster recovery and business continuity planning may not be sufficient for all eventualities. In addition, our corporate headquarters and several of our key studios also are located in seismically active regions. These catastrophic events could disrupt our business and operations, and/or the businesses and operations of our partners and may cause us to incur additional costs to maintain or resume operations.

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
Remote access to our networks and systems, and the networks and systems of our partners, has increased substantially. While we and our partners have taken steps to secure our networks and systems, these networks and systems may be more vulnerable to a successful cyber-attack or information security incident in a hybrid working model. The costs to respond to, mitigate, and/or notify affected parties of cyber-attacks and other security vulnerabilities are significant. It may also be necessary for us to take additional extraordinary measures and make additional expenditures to take appropriate responsive and preventative steps. Consequences of such events, responsive measures and preventative measures have included, and could in the future include, the loss of proprietary and personal data and interruptions or delays in our business operations, exploitation of our data, as well as loss of player confidence and damage to our brand and reputation, financial expenses and financial loss. In addition, such events could cause us to be non-compliant with applicable regulations, and subject us to legal claims or penalties under laws protecting the privacy or security of personal information or proprietary material information. We have experienced such events in the past and expect future events to occur.
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
Our business depends on our ability to attract, train, motivate and retain executive, technical, creative, marketing and other personnel that are essential to the development, marketing and support of our products and services. The market for highly-skilled workers and leaders in our industry is extremely competitive, particularly in the geographic locations in which many of our key personnel are located and has recently intensified further due to industry trends. In addition, our leading position within the interactive entertainment industry makes us a prime target for recruiting our executives, as well as key creative and technical talent. If we cannot successfully recruit, train, motivate, attract and retain qualified employees, develop and maintain a healthy culture, or replace key employees following their departure, our reputation, brand and culture may be negatively impacted and our business will be impaired. Our global workforce is primarily non-unionized, but we have unions and works councils outside of the United States. In the U.S., there has been an increase in prominence in certain sectors of workers exercising their right to form or join a union. If significant employee populations were to unionize, we could experience operational changes that may materially impact our business.

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
We are subject to global data privacy, data protection, security and consumer-protection laws and regulations worldwide. These laws and regulations are emerging and evolving and the interpretation, application and enforcement of these laws and regulations often are uncertain, contradictory and changing. The failure to maintain data practices that are compliant with applicable laws and regulations, or evolving interpretations of applicable laws and regulations, could result in inquiries from enforcement agencies or direct consumer complaints, resulting in civil or criminal penalties, and could adversely impact our reputation and brand. In addition, the operational costs of compliance with these regulations is high and will likely continue to increase. Even if we remain in compliance with applicable laws and regulations, consumer sensitivity to the collection and processing of their personal information continues to increase. Any real or perceived failures in maintaining acceptable data privacy practices, including allowing improper or unauthorized access, acquisition or misuse and/or uninformed disclosure of consumer, employee and other information, or a perception that we do not adequately secure this information or provide consumers with adequate notice about the information that they authorize us to collect and disclose could result in brand, reputational, or other harms to the business, result in costly remedial measures, deter current and potential customers from using our products and services and cause our financial results to be materially affected.
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
We are a global company subject to various and complex laws and regulations domestically and internationally, including laws and regulations related to consumer protection, protection of minors, online safety, content, advertising, information security, intellectual property, competition, sanctions, taxation, and employment, among others. Many of these laws and regulations are continuously evolving and developing, and the application to, and impact on, us is uncertain. Enforcement of these laws could harm our business by limiting the products and services we can offer consumers or the manner in which we offer them. The costs of compliance with these laws may increase in the future as a result of changes in applicable laws or changes to interpretation. Any failure on our part to comply with these laws or the application of these laws in an unanticipated manner may harm our business and result in penalties or significant legal liability.

Certain of our business models and features within our games and services are subject to new laws or regulations or evolving interpretations and application of existing laws and regulations. The growth and development of electronic commerce, virtual items and virtual currency has prompted calls for new laws and regulations and resulted in the application of existing laws or regulations that have limited or restricted the sale of our products and services in certain territories. Additionally, in our current phase of innovation, artificial intelligence capabilities are rapidly advancing, and it is possible that we could become subject to new regulations, or the interpretation of existing regulations, aimed at how we incorporate artificial intelligence into our games and development processes, that could negatively impact our operation and results. We are also introducing features into our games and services that allow players to create and share user-generated content. Such content may be objectionable or offensive and decrease engagement with our products and services, cause a loss of confidence in our brands and expose us to liability and regulatory oversight, particularly as applicable global laws and regulations are introduced and evolve. New laws related to these business models and features or the interpretation or application of current laws could subject us to additional regulation and oversight, cause us to further limit or restrict the sale of our products and services or otherwise impact our products and services, lessen the engagement with, and growth of, profitable business models, and expose us to increased compliance costs, significant liability, fines, penalties and harm to our reputation and brand.

We are subject to laws in certain foreign countries, and adhere to industry standards in the United States, that mandate rating requirements or set other restrictions on the advertisement, publication or distribution of interactive entertainment software based on content. In addition, certain foreign countries allow government censorship of interactive entertainment software products or require pre-approval processes of uncertain length before our games and services can be offered. Adoption and enforcement of ratings systems, censorship, restrictions on publication or distribution, and changes to approval processes or the status of any approvals could harm our business by limiting the products we are able to offer to our consumers. In addition, compliance with new and possibly inconsistent regulations for different territories could be costly, delay or prevent the release of our products in those territories.

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
International sales are a fundamental part of our business. For our fiscal year ended March 31, 2023, international net revenue comprised 58 percent of our total net revenue, and we expect our international business to continue to account for a significant portion of our total net revenue. As a result of our international sales, and also the denomination of our foreign investments and our cash and cash equivalents in foreign currencies, we are exposed to the effects of fluctuations in foreign currency exchange rates, and volatility in foreign currency exchange rates remains elevated as compared to historic levels. Strengthening of the U.S. dollar, particularly relative to the Euro and British pound sterling, has a negative impact on our reported international net revenue but a positive impact on our reported international operating expenses because these amounts are translated at lower rates. We use foreign currency hedging contracts to mitigate some foreign currency risk. However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. In addition, interest rate volatility can decrease the amount of interest earned on our cash, cash equivalents and short-term investment portfolio.

We utilize debt financing and such indebtedness could adversely impact our business and financial condition.

We have senior unsecured notes outstanding, as well as an unsecured revolving credit facility. While the facility is currently undrawn, we may use the proceeds of any future borrowings for general corporate purposes. We may also enter into other financial instruments in the future. This indebtedness and any indebtedness that we may incur in the future could affect our financial condition and future financial results by, among other things, requiring the dedication of a substantial portion of any cash flow from operations to the repayment of indebtedness and increasing our vulnerability to downturns in our business or adverse changes in general economic and industry conditions.

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

We are subject to taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision, tax assets, and accruals for other taxes, and the ultimate tax determination is uncertain for many transactions. Our effective income tax rate is based in part on our corporate operating structure and how we operate our business and develop, value, and use our intellectual property. Taxing authorities in jurisdictions in which we operate have challenged and audited, and may continue to, challenge and audit our methodologies for calculating our income taxes, which could increase our effective income tax rate. In addition, our provision for income taxes is materially affected by our profit levels, changes in our business, changes in our geographic mix of earnings, changes in the elections we make, changes in our corporate structure, or changes in applicable accounting rules, as well as other factors.

Changes to enacted U.S. federal, state or international tax laws, as well as changes to interpretations of existing tax laws, particularly in Switzerland, where our international business is headquartered, and actions we have taken in our business with respect to such laws, have affected, and could continue to affect, our effective tax rates and cash taxes, and could cause us to change the way in which we structure our business and result in other costs. In particular, recent changes to tax law and regulations in the United States and among other countries in the Organization for Economic Co-operation and Development could materially impact our provision for income taxes and cash taxes. Our effective tax rate also could be adversely affected by changes in the measurement of our deferred income taxes, including the need for valuation allowances against deferred tax assets. Our valuation allowances, in turn, are impacted by several factors with respect to our business, industry, and the macroeconomic environment, including rising interest rates. Significant judgment is involved in determining the amount of valuation allowances, and actual financial results also may differ materially from our current estimates and could have a material impact on our assessments.

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
Our business is subject to economic, market, public health and geopolitical conditions, which are beyond our control. The United States and other international economies have experienced cyclical downturns from time to time. Worsening economic conditions, political instability, and adverse political developments in or around any of the countries in which we do business, particularly conditions that negatively impact discretionary consumer spending and consumer demand or increase our operating costs, including conflicts, inflation, slower growth, recession and other macroeconomic conditions have had, and could continue to have, a material adverse impact on our business and operating results. In addition, relations between the United States and countries in which we have operations and sales have been impacted by events such as the adoption or expansion of trade restrictions, including economic sanctions, that have had a negative impact on our financial results and development processes.
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
The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations. These fluctuations may be due to our operating results or factors specific to our operating results (including those discussed in the risk factors above), changes in securities analysts’ estimates of our future financial performance, ratings or recommendations, our results or future financial guidance falling below our expectations and analysts’ and investors’ expectations, the failure of our capital return programs to meet analysts’ and investors’ expectations, the announcement and integration of any acquisitions we may make, departure of key personnel, cyberattacks, or factors largely outside of our control including, those affecting interactive gaming, entertainment, and/or technology companies generally, national or international economic conditions, investor sentiment or other factors related or unrelated to our operating performance. In particular, economic downturns may contribute to the public stock markets experiencing extreme price and trading volume volatility. These fluctuations could adversely affect the price of our common stock.

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

PART II
Item 5:     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Holders
There were approximately 642 holders of record of our common stock as of May 22, 2023. In addition, a significant number of beneficial owners of our common stock hold their shares in street name. Our common stock is traded on the Nasdaq Global Select Market under the symbol “EA”.
Dividends
Our quarterly cash dividend was $0.19 per share of common stock in fiscal year 2023. We paid aggregate cash dividends of $210 million during the fiscal year ended March 31, 2023. We currently expect to continue to pay comparable cash dividends on a quarterly basis in the future; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors or a designated Committee of our Board of Directors.
Issuer Purchases of Equity Securities
In August 2022, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. This stock repurchase program expires on November 4, 2024. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares under this program and it may be modified, suspended or discontinued at any time. We repurchased approximately 5.3 million shares for approximately $645 million under this program during the fiscal year ended March 31, 2023. We are actively repurchasing shares under this program.
The following table summarizes the number of shares repurchased in the fourth quarter of the fiscal year ended March 31, 2023:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
January 1, 2023 - January 28, 2023	756,877	$124.67	756,877	$2,185
January 29, 2023 - February 25, 2023	859,389	$115.90	859,389	$2,086
February 26, 2023 - April 1, 2023	1,158,552	$113.11	1,158,552	$1,955
	2,774,818	$117.13	2,774,818
Stock Performance Graph
The following information shall not be deemed to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent that we specifically incorporate it by reference into a filing.
The following graph shows a five-year comparison of cumulative total returns during the period from March 31, 2018 through March 31, 2023, for our common stock, the S&P 500 Index (to which EA was added in July 2002), the Nasdaq Composite Index, and the RDG Technology Composite Index, each of which assumes an initial value of $100. Each measurement point is as of the end of each fiscal year. The performance of our stock depicted in the following graph is not necessarily indicative of the future performance of our stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Electronic Arts Inc., the S&P 500 Index, the Nasdaq Composite Index,
and the RDG Technology Composite Index

*	Based on $100 invested on March 31, 2018 in stock or index, including reinvestment of dividends.

	March 31,
	2018	2019	2020	2021	2022	2023
Electronic Arts Inc.	$100	$84	$83	$112	$105	$101
S&P 500 Index	100	110	102	159	184	170
Nasdaq Composite Index	100	111	111	193	209	181
RDG Technology Composite Index	100	113	124	211	227	205

Item 6:     [Reserved]

Item 7:     Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the fiscal year ended March 31, 2023, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K, including in the “Business” section and the “Risk Factors” above, the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” or the Consolidated Financial Statements and related Notes.
About Electronic Arts
Electronic Arts is a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and services that can be experienced on game consoles, PCs, mobile phones and tablets. At our core is a portfolio of intellectual property from which we create innovative games and experiences that deliver high-quality entertainment and drive engagement across our network of hundreds of millions of unique active accounts. Our portfolio includes brands that we either wholly own (such as Apex Legends, Battlefield, and The Sims) or license from others (such as Madden NFL, Star Wars, and the 300+ licenses within our global football ecosystem). Through our live services offerings, we offer our players high-quality experiences designed to provide value to players, and extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our base games. We are focusing on building games and experiences that grow the global online communities around our key franchises; reaching more players through connecting interactive storytelling to key intellectual property; and building re-occurring revenue from our annualized sports franchises, our console, PC and mobile catalog titles, and our live services.

Financial Results
Our key financial results for our fiscal year ended March 31, 2023 were as follows:
•Total net revenue was $7,426 million, up 6 percent year-over-year.
•Live services and other net revenue was $5,489 million, up 10 percent year-over-year.
•Gross margin was 75.9 percent, up 2.5 percentage points year-over-year.
•Operating expenses were $4,302 million, up 7 percent year-over-year.
•Operating income was $1,332 million, up 18 percent year-over-year.
•Net income was $802 million, up 2 percent year-over-year.
•Diluted earnings per share was $2.88, up 4 percent year-over-year.
•Operating cash flow was $1,550 million, down 18 percent year-over-year.
•Total cash, cash equivalents and short-term investments were $2,767 million.
•We repurchased 10.4 million shares of our common stock for $1,295 million.
•We paid cash dividends of $210 million during the fiscal year ended March 31, 2023.

Trends in Our Business
Live Services Business. We offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our base games and free-to-play games. Our net revenue attributable to live services and other was $5,489 million, $4,998 million, and $4,016 million for fiscal years 2023, 2022, and 2021, respectively, and we expect that live services net revenue will continue to be material to our business. Within live services and other, net revenue attributable to extra content was $4,277 million, $3,910 million, and $3,068 million for fiscal years 2023, 2022, and 2021, respectively. Extra content net revenue has increased as more players engage with our games and services, and purchase additional content designed to provide value to players and extend and enhance gameplay. Our most popular live services are the extra content purchased for the Ultimate Team mode associated with our sports franchises and extra content purchased for our Apex Legends franchise. Ultimate Team allows players to collect current and former professional players in order to build and compete as a personalized team. Live services net revenue generated from extra content purchased within the Ultimate Team mode associated with our sports franchises, a substantial portion of which was derived from FIFA Ultimate Team, and from our Apex Legends franchise, is material to our business.

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
Our net revenue attributable to digital full game downloads was $1,262 million, $1,282 million, and $918 million during fiscal years 2023, 2022, and 2021, respectively; while our net revenue attributable to packaged goods sales was $675 million, $711 million, and $695 million in fiscal year 2023, 2022, and 2021, respectively. In addition, as measured based on total units sold on Microsoft’s Xbox One and Xbox Series X and Sony’s PlayStation 4 and 5 rather than by net revenue, we estimate that 68 percent, 65 percent, and 62 percent of our total units sold during fiscal years 2023, 2022, and 2021 were sold digitally. Digital full game units are based on sales information provided by Microsoft and Sony; packaged goods units sold through are estimated by obtaining data from significant retail partners in North America, Europe and Asia, and applying internal sales estimates with respect to retail partners from which we do not obtain data. We believe that these percentages are reasonable estimates of the proportion of our games that are digitally downloaded in relation to our total number of units sold for the applicable period of measurement.
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

In the past several years, our industry has undergone a period of increased consolidation which increases competitive pressure on us as interactive entertainment companies grow through acquisition or as larger, well-funded technology companies strengthen their interactive entertainment capabilities.

Concentration of Sales Among the Most Popular Games. In all major segments of our industry, we see a large portion of games sales concentrated on the most popular titles. Similarly, a significant portion of our revenue historically has been derived from games based on a few popular franchises, several of which we have released on an annual or bi-annual basis. In particular, we have historically derived a significant portion of our net revenue from our global football franchise, the annualized version of which is consistently one of the best-selling games in the marketplace. We have invested in over 300 individual partnerships and licenses to create our global football ecosystem and starting in fiscal year 2024, our global football franchise will transition to a new EA SPORTS FC brand. Our vision for the future of interactive football with EA SPORTS FC is to create the largest football club in the world, and we believe this is the right opportunity for us so that we can continue delivering innovation and growing to connect more fans on a global scale.

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

Free-to-Play and Free-to-Enter Games. We offer games in some of our largest franchises, including the PC version of our global football franchise, The Sims 4, and Apex Legends, through business models that allow consumers to access games with no-upfront cost. These games are then monetized through a live service associated with the game, particularly extra content sales. These business models are dominant in the mobile gaming industry and are becoming increasingly accepted in the online PC and console market. We expect to continue offering games through these business models across console, PC and mobile and expect extra content revenue generated through these business models to continue to be an important part of our business.

Restructuring. In March 2023, our Board of Directors approved a restructuring plan (the "2023 Restructuring Plan" or the “Plan”) focused on prioritizing investments to the Company's growth opportunities and optimizing its real estate portfolio. The Plan includes actions driven by portfolio rationalization, including intellectual property impairment charges and headcount reductions, in addition to office space reductions. The actions associated with the Plan are expected to be substantially complete by September 30, 2023.

Net Bookings. In order to improve transparency into our business, we disclose an operating performance metric, net bookings. Net bookings is defined as the net amount of products and services sold digitally or sold-in physically in the period. Net bookings is calculated by adding total net revenue to the change in deferred net revenue for online-enabled games.
The following is a calculation of our total net bookings for the periods presented:

	Year Ended March 31,
(In millions)	2023	2022
Total net revenue	$7,426	$6,991
Change in deferred net revenue (online-enabled games)	(85)	524
Net bookings	$7,341	$7,515
Net bookings were $7,341 million for fiscal year 2023 primarily driven by sales related to our FIFA and Madden franchises, Apex Legends, and The Sims 4. Net bookings decreased $174 million or 2 percent as compared to fiscal year 2022 primarily due to the prior year release of Battlefield 2042, and a $244 million impact related to fluctuations in foreign exchange rates, net of hedging activities, partially offset by strength in our FIFA franchise. Live services and other net bookings were $5,530 million for fiscal year 2023, and increased $160 million or 3 percent as compared to fiscal year 2022. The increase in live services and other net bookings was due primarily to strength in our FIFA franchise across all platforms (console, PC, and mobile), and the addition of Golf Clash. This strength was partially offset by fluctuations in foreign exchange rates, net of hedging activities, and softness in sales of extra content within the rest of our mobile catalog portfolio. Full game net bookings were $1,811 million for fiscal year 2023, and decreased $334 million or 16 percent as compared to fiscal year 2022 primarily due to the prior year releases of Battlefield 2042 and Mass Effect Trilogy Remaster, partially offset by the release of Dead Space Remake and sales related to our FIFA franchise.
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
Extra Content. Revenue received from sales of downloadable content are derived primarily from the sale of virtual currencies and digital in-game content that are designed to extend and enhance players’ game experience. Sales of extra content are accounted for in a manner consistent with the treatment for our Games with Services and Online-Hosted Service Games as discussed above, depending upon whether or not the extra content has offline functionality. That is, if the extra content has offline functionality, then the extra content is accounted for similarly to Games with Services (generally determined to have three distinct performance obligations: software license, future update rights, and the online hosting). If the extra content does not have offline functionality, then the extra content is determined to have one distinct performance obligation: the online-hosted service.
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
During the three months ended September 30, 2021, we completed our annual evaluation of the Estimated Offering Period and noted consumers are playing certain of our Online Hosted Service Games, such as PC and console free-to-play games, for longer periods of time than in previous years. This extended consumer gameplay is due to players engaging with services we provide that are designed to enhance and extend gameplay, and as such, concluded that the Estimated Offering Period for such games should be lengthened. As a result, for all new sales after July 1, 2021, the revenue that we recognize for service-related performance obligations related to our PC and console free-to-play games is recognized generally over a twelve-month period. The fiscal year 2022 change in Estimated Offering Period did not impact the amount of net bookings or the operating cash flows that we report. During the fiscal year ended March 31, 2023, this increase to our Estimated Offering Period resulted in increases in net revenue of $103 million, net income of $79 million, and diluted earnings per share of $0.28. During the fiscal year ended March 31, 2022, this increase to our Estimated Offering Period resulted in decreases in net revenue of $131 million, net income of $100 million, and diluted earnings per share of $0.35.

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
Every quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. Our Swiss deferred tax asset realizability analysis relies upon future Swiss taxable income as the primary source of taxable income but considers all available sources of Swiss income based on the positive and negative evidence. We give more weight to evidence that can be objectively verified. However, estimating future Swiss taxable income requires judgment, specifically related to assumptions about expected growth rates of future Swiss taxable income, which are based primarily on third party market and industry growth data. Actual results that differ materially from those estimates could have a material impact on our valuation allowance assessment. Swiss interest rates have an impact on the valuation allowance and are based on published Swiss guidance, which generally occurs in the fourth quarter of our fiscal year. Any significant changes to such interest rates could result in a material impact to the valuation allowance and to our Consolidated Financial Statements. We have adjusted our valuation allowance for changes in the published interest rates in the past and it is probable that we will do so again based on current global interest rate trends. Switzerland has a seven-year carryforward period and does not permit the carry back of losses. Actions we take in connection with acquisitions could also impact the utilization of our Swiss deferred tax asset.
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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ended March 31, 2023 contained 52 weeks and ended on April 1, 2023. Our results of operations for the fiscal year ended March 31, 2022 contained 52 weeks and ended on April 2, 2022. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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
Comparison of Fiscal Year 2023 to Fiscal Year 2022
Net Revenue
Net revenue for fiscal year 2023 was $7,426 million, primarily driven by sales related to FIFA 23, FIFA 22, Apex Legends, The Sims 4, and Madden NFL 23. Net revenue for fiscal year 2023 increased $435 million, as compared to fiscal year 2022. This increase was driven by an $868 million increase in net revenue primarily driven by year-over-year growth in the FIFA franchise and sales of extra content for Apex Legends, and the addition of Golf Clash, partially offset by a $433 million decrease in net revenue primarily due to the prior year release of Mass Effect Trilogy Remaster, the Star Wars franchise, and The Sims 4.
Net Revenue by Composition
Our net revenue by composition for fiscal years 2023 and 2022 was as follows (in millions):

	Year Ended March 31,
	2023	2022	$ Change	% Change
Net revenue:
Full game downloads	$1,262	$1,282	$(20)	(2)%
Packaged goods	675	711	(36)	(5)%
Full game	$1,937	$1,993	$(56)	(3)%

Live services and other	$5,489	$4,998	$491	10%
Total net revenue	$7,426	$6,991	$435	6%

Full Game Net Revenue
Full game net revenue includes full game downloads and packaged goods. Full game downloads primarily includes revenue from digital sales of full games on console, PC, mobile phones and tablets. Packaged goods primarily includes revenue from software that is sold physically through traditional channels such as brick and mortar retailers and certain licensing revenue.
Full game net revenue for fiscal year 2023 was $1,937 million, primarily driven by FIFA 23, Madden NFL 23, Battlefield 2042, and FIFA 22. Full game net revenue for fiscal year 2023 decreased $56 million, or 3 percent, as compared to fiscal year 2022. This decrease was primarily due to the prior year releases of Mass Effect Trilogy Remaster and It Takes Two, and The Sims 4, partially offset by the release of Dead Space Remake and growth in the FIFA franchise.
Live Services and Other Net Revenue
Live services and other net revenue primarily includes revenue from sales of extra content for console, PC, and mobile games, certain licensing revenue, subscriptions, and advertising.
Live services and other net revenue for fiscal year 2023 was $5,489 million, primarily driven by sales of extra content for FIFA Ultimate Team, Apex Legends, The Sims 4, and Madden Ultimate Team. Live services and other net revenue for fiscal year 2023 increased $491 million, or 10 percent, as compared to fiscal year 2022. This increase was primarily driven by sales of extra content for Apex Legends, extra content and licensing for our FIFA franchise, and the addition of Golf Clash, partially offset by the Star Wars franchise.
Cost of Revenue
Cost of revenue consists of (1) certain royalty expenses for celebrities, professional sports leagues, movie studios and other organizations, and independent software developers, (2) mobile platform fees associated with our mobile revenue (for transactions in which we are acting as the principal in the sale to the end customer), (3) data center, bandwidth and server costs associated with hosting our online games and websites, (4) inventory costs, including manufacturing royalties, (5) payment processing fees, (6) amortization and impairment of certain intangible assets, (7) personnel-related costs, and (8) warehousing and distribution costs.
Cost of revenue for fiscal years 2023 and 2022 was as follows (in millions):

March 31, 2023	% of Net Revenue	March 31, 2022	% of Net Revenue	% Change	Change as a % of Net Revenue
$1,792	24%	$1,859	27%	(4)%	(3)%
Cost of revenue decreased by $67 million during fiscal year 2023, as compared to fiscal year 2022. The decrease was primarily due to a decrease in inventory costs driven by the prior year releases of Battlefield 2042 and Mass Effect Trilogy Remaster and the FIFA franchise, and lower royalty costs due to the mix in sales from royalty bearing titles, partially offset by an increase in platform and hosting fees.
Cost of revenue as a percentage of total net revenue decreased by 3 percent during fiscal year 2023, as compared to fiscal year 2022. This decrease was primarily due to a decrease in inventory costs driven by the prior year releases of Battlefield 2042 and Mass Effect Trilogy Remaster, lower royalty costs due to the mix in sales form royalty bearing titles, and a decrease in the proportion of sales derived from packaged goods, partially offset by an increase in platform and hosting fees.
Research and Development
Research and development expenses consist of expenses incurred by our production studios for personnel-related costs, related overhead costs, external third-party development costs, contracted services, and depreciation. Research and development expenses for our online products include expenses incurred by our studios consisting of direct development and related overhead costs in connection with the development and production of our online games. Research and development expenses also include expenses associated with our digital platform, software licenses and maintenance, and management overhead.
Research and development expenses for fiscal years 2023 and 2022 were as follows (in millions):

March 31, 2023	% of Net Revenue	March 31, 2022	% of Net Revenue	$ Change	% Change
$2,328	31%	$2,186	31%	$142	6%
Research and development expenses increased by $142 million, or 6 percent, in fiscal year 2023, as compared to fiscal year 2022. This increase was primarily due to a net $56 million increase in personnel-related costs primarily resulting from continued investment in our studios, offset by decreased variable compensation and related costs, a $30 million increase due to hedging activities, and a $14 million increase in studio related contracted services.
Marketing and Sales
Marketing and sales expenses consist of advertising, marketing and promotional expenses, personnel-related costs, and related overhead costs, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for fiscal years 2023 and 2022 were as follows (in millions):

March 31, 2023	% of Net Revenue	March 31, 2022	% of Net Revenue	$ Change	% Change
$978	13%	$961	14%	$17	2%

Marketing and sales expenses increased by $17 million, or 2 percent, in fiscal year 2023, as compared to fiscal year 2022. This increase was primarily due to an increase in advertising and promotional spending related to the release of our Apex Legends Mobile title in the first quarter of fiscal year 2023 and our FIFA franchise, partially offset by a decrease in advertising and promotional spending primarily related to our mobile portfolio, and Battlefield 2042, Mass Effect Trilogy Remaster and It Takes Two, which were released in prior fiscal years.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology (“IT”), related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for fiscal years 2023 and 2022 were as follows (in millions):

March 31, 2023	% of Net Revenue	March 31, 2022	% of Net Revenue	$ Change	% Change
$727	10%	$673	10%	$54	8%
General and administrative expenses increased by $54 million, or 8 percent, in fiscal year 2023, as compared to fiscal year 2022. This increase was primarily due to $44 million of accelerated amortization and depreciation associated with office space reductions related to our fiscal 2023 Restructuring Plan, a $14 million increase in personnel-related costs primarily resulting from an increase in headcount, offset by a $36 million decrease in contracted services driven by prior year acquisition-related transaction and integration costs.
Restructuring
Restructuring expenses for fiscal years 2023 and 2022 were as follows (in millions):

March 31, 2023	% of Net Revenue	March 31, 2022	% of Net Revenue	$ Change	% Change
$111	1%	$—	—%	$111	—%
Restructuring expenses of $111 million were incurred in fiscal year 2023 related to our fiscal 2023 Restructuring Plan, of which, $68 million related to impairment charges associated with acquisition-related intangible assets and other charges, and $43 million related to employee severance and employee-related costs.
Income Taxes
Provision for income taxes for fiscal years 2023 and 2022 was as follows (in millions):

March 31, 2023	Effective Tax Rate	March 31, 2022	Effective Tax Rate
$524	39.5%	$292	27.0%
Our effective tax rate for the fiscal year ended March 31, 2023 was 39.5 percent as compared to 27.0 percent for the same period in fiscal year 2022.
During the fiscal year ended March 31, 2023, we recognized a $118 million tax charge to increase the valuation allowance on Swiss deferred tax assets, primarily as a result of an increase in Swiss interest rates. The change in valuation allowance had the effect of increasing our effective tax rate for the fiscal year ended March 31, 2023 by 8.9 percentage points.
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
Comparison of Fiscal Year 2022 to Fiscal Year 2021
For the comparison of fiscal year 2022 to fiscal year 2021, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for our fiscal year ended March 31, 2022, filed with the SEC on May 25, 2022 under the subheading “Comparison of Fiscal Year 2022 to Fiscal Year 2021.”
LIQUIDITY AND CAPITAL RESOURCES

	As of March 31,
(In millions)	2023	2022	Increase/(Decrease)
Cash and cash equivalents	$2,424	$2,732	$(308)
Short-term investments	343	330	13
Total	$2,767	$3,062	$(295)
Percentage of total assets	21%	22%

	Year Ended March 31,
(In millions)	2023	2022	Change
Net cash provided by operating activities	$1,550	$1,899	$(349)
Net cash used in investing activities	(217)	(2,804)	2,587
Net cash used in financing activities	(1,600)	(1,620)	20
Effect of foreign exchange on cash and cash equivalents	(41)	(3)	(38)
Net increase (decrease) in cash and cash equivalents	$(308)	$(2,528)	$2,220
For the comparison of fiscal year 2022 to fiscal year 2021, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for our fiscal year ended March 31, 2022, filed with the SEC on May 25, 2022 under the subheading “Liquidity and Capital Resources.”
Changes in Cash Flow
Operating Activities. Net cash provided by operating activities decreased by $349 million during fiscal year 2023, as compared to fiscal year 2022, primarily driven by lower cash receipts and higher personnel-related payments primarily from continued investment in our studios, partially offset by cash inflows from hedging activities and a decrease in prepayments for contracted services.
Investing Activities. Net cash used in investing activities decreased by $2,587 million during fiscal year 2023, as compared to fiscal year 2022, primarily driven by payments of $3,391 million in connection with acquisitions completed in prior year, and a $149 million decrease in the purchase of short-term investments, partially offset by a $934 million increase in proceeds from maturities and sales of short-term investments.
Financing Activities. Net cash used in financing activities decreased by $20 million during fiscal year 2023, as compared to fiscal year 2022, primarily due to a $29 million reduction in cash paid to taxing authorities in connection with withholding taxes for stock-based compensation, partially offset by a $17 million increase in cash dividend payments.
Short-term Investments

Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of March 31, 2023, our short-term investments had gross unrealized losses of $1 million or less than 1 percent of total short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.
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
Credit Facility
On March 22, 2023, we entered into a $500 million unsecured revolving credit facility (the "Credit Facility") with a syndicate of banks. The Credit Facility terminates on March 22, 2028 unless the maturity is extended in accordance with its terms. As of March 31, 2023, no amounts were outstanding. The Credit Facility contains an option to arrange with existing lenders and/or new lenders to provide up to an aggregate of $500 million in additional commitments for revolving loans. Proceeds of loans made under the Credit Facility may be used for general corporate purposes. See Note 12 — Financing Arrangements to the Consolidated Financial Statements in this Form 10-K as it relates to our Credit Facility, which is incorporated by reference into this Item 7.
Financial Condition
Our material cash requirements, including commitments for capital expenditure, as of March 31, 2023 are set forth in our Note 14 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-K, which is incorporated by reference into this Item 7. We expect capital expenditures to be approximately $275 million in fiscal year 2024 primarily due to facility buildouts. We believe that our cash, cash equivalents, short-term investments, cash generated from operations and available financing facilities will be sufficient to meet these material cash requirements, which include licensing intellectual property from professional sports organizations and players associations used in our EA SPORTS titles (e.g., the 300+ licenses within our global football ecosystem, NFL Properties LLC, NFL Players Association and NFL Players Inc.) and third-party content and celebrities (e.g., Disney Interactive), debt repayment obligations of $1.9 billion, and to fund our operating requirements for the next 12 months and beyond. Our operating requirements include working capital requirements, capital expenditures, the remaining portion of our $2.6 billion share repurchase program, quarterly cash dividend, which is currently $0.19 per share, subject to declaration by our Board of Directors or a designated Committee of the Board of Directors, and potentially, future acquisitions or strategic investments. We may choose at any time to raise additional capital to repay debt, strengthen our financial position, facilitate expansion, repurchase our stock, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.
During fiscal year 2023, we returned $1,505 million to stockholders through our capital return programs, repurchasing 10.4 million shares for approximately $1,295 million and returning $210 million through our quarterly cash dividend program which was initiated in November 2020.
Our foreign subsidiaries are generally subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of March 31, 2023, approximately $925 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.

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
As of March 31, 2023, we did not have any off-balance sheet arrangements.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of March 31, 2023, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $262 million or $523 million, respectively. As of March 31, 2023, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses in the Consolidated Statements of Operations on our foreign currency forward contracts used in balance sheet hedging of $100 million or $199 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in the same manner and actual results may differ materially. See Note 5 — Derivative Financial Instruments to the Consolidated Financial Statements in this Form 10-K as it relates to our derivative financial instruments, which is incorporated by reference into this Item 7A.

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
As of March 31, 2023, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with changes in fair value, including unrealized gains and unrealized losses not related to credit losses, reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.
Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Changes in interest rates affect the fair value of our short-term investment portfolio. To provide a meaningful assessment of the interest rate risk associated with our short-term investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio assuming a 150 basis point parallel shift in the yield curve. As of March 31, 2023, a hypothetical 150 basis point increase in interest rates would have resulted in a $3 million, or 1% decrease in the fair market value of our short-term investments.

Item 8:     Financial Statements and Supplementary Data

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)	March 31, 2023	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,424	$2,732
Short-term investments	343	330
Receivables, net	684	650
Other current assets	518	439
Total current assets	3,969	4,151
Property and equipment, net	549	550
Goodwill	5,380	5,387
Acquisition-related intangibles, net	618	962
Deferred income taxes, net	2,462	2,243
Other assets	481	507
TOTAL ASSETS	$13,459	$13,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99	$101
Accrued and other current liabilities	1,285	1,388
Deferred net revenue (online-enabled games)	1,901	2,024
Total current liabilities	3,285	3,513
Senior notes, net	1,880	1,878
Income tax obligations	607	386
Deferred income taxes, net	1	1
Other liabilities	393	397
Total liabilities	6,166	6,175
Commitments and contingencies (See Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 273 and 280 shares issued and outstanding, respectively	3	3
Additional paid-in capital	—	—
Retained earnings	7,357	7,607
Accumulated other comprehensive income (loss)	(67)	15
Total stockholders’ equity	7,293	7,625
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,459	$13,800

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(In millions, except per share data)	2023	2022	2021
Net revenue	$7,426	$6,991	$5,629
Cost of revenue	1,792	1,859	1,494
Gross profit	5,634	5,132	4,135
Operating expenses:
Research and development	2,328	2,186	1,778
Marketing and sales	978	961	689
General and administrative	727	673	592
Amortization and impairment of intangibles	158	183	30
Restructuring (See Note 8)	111	—	—
Total operating expenses	4,302	4,003	3,089
Operating income	1,332	1,129	1,046
Interest and other income (expense), net	(6)	(48)	(29)
Income before provision for income taxes	1,326	1,081	1,017
Provision for income taxes	524	292	180
Net income	$802	$789	$837
Earnings per share:
Basic	$2.90	$2.78	$2.90
Diluted	$2.88	$2.76	$2.87
Number of shares used in computation:
Basic	277	284	289
Diluted	278	286	292

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
(In millions)	2023	2022	2021
Net income	$802	$789	$837
Other comprehensive income (loss), net of tax:
Net gains (losses) on available-for-sale securities	2	(3)	4
Net gains (losses) on derivative instruments	(34)	76	(68)
Foreign currency translation adjustments	(50)	(8)	64
Total other comprehensive income (loss), net of tax	(82)	65	—
Total comprehensive income	$720	$854	$837

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2020	288,413	$3	$—	$7,508	$(50)	$7,461
Total comprehensive income (loss)	—	—	—	837	—	837
Stock-based compensation	—	—	435	—	—	435
Issuance of common stock	3,685	—	(66)	—	—	(66)
Repurchase and retirement of common stock	(5,633)	—	(369)	(360)	—	(729)
Cash dividends declared ($0.34 per common share)	—	—	—	(98)	—	(98)
Balances as of March 31, 2021	286,465	$3	$—	$7,887	$(50)	$7,840
Total comprehensive income (loss)	—	—	—	789	65	854
Stock-based compensation	—	—	528	—	—	528
Awards assumed upon acquisition	—	—	23	—	—	23
Issuance of common stock	3,108	—	(127)	—	—	(127)
Repurchase and retirement of common stock	(9,522)	—	(424)	(876)	—	(1,300)
Cash dividends declared ($0.68 per common share)	—	—	—	(193)	—	(193)
Balances as of March 31, 2022	280,051	$3	$—	$7,607	$15	$7,625
Total comprehensive income (loss)	—	—	—	802	(82)	720
Stock-based compensation	—	—	548	—	—	548
Issuance of common stock	3,311	—	(95)	—	—	(95)
Repurchase and retirement of common stock	(10,448)	—	(453)	(842)	—	(1,295)
Cash dividends declared ($0.76 per common share)	—	—	—	(210)	—	(210)
Balances as of March 31, 2023	272,914	$3	$—	$7,357	$(67)	$7,293

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In millions)	2023	2022	2021
OPERATING ACTIVITIES
Net income	$802	$789	$837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and impairment	536	486	181
Stock-based compensation	548	528	435
Change in assets and liabilities:
Receivables, net	(34)	(77)	(41)
Other assets	(103)	(157)	(70)
Accounts payable	10	(7)	18
Accrued and other liabilities	134	169	136
Deferred income taxes, net	(221)	(329)	(143)
Deferred net revenue (online-enabled games)	(122)	497	581
Net cash provided by operating activities	1,550	1,899	1,934
INVESTING ACTIVITIES
Capital expenditures	(207)	(188)	(124)
Proceeds from maturities and sales of short-term investments	395	1,329	3,686
Purchase of short-term investments	(405)	(554)	(2,828)
Acquisitions, net of cash acquired	—	(3,391)	(1,239)
Net cash used in investing activities	(217)	(2,804)	(505)
FINANCING ACTIVITIES
Proceeds from issuance of senior notes, net of issuance costs	—	—	1,478
Payment of senior notes	—	—	(600)
Proceeds from issuance of common stock	80	77	86
Cash dividends paid	(210)	(193)	(98)
Cash paid to taxing authorities for shares withheld from employees	(175)	(204)	(152)
Repurchase and retirement of common stock	(1,295)	(1,300)	(729)
Net cash used in financing activities	(1,600)	(1,620)	(15)
Effect of foreign exchange on cash and cash equivalents	(41)	(3)	78
Increase (decrease) in cash and cash equivalents	(308)	(2,528)	1,492
Beginning cash and cash equivalents	2,732	5,260	3,768
Ending cash and cash equivalents	$2,424	$2,732	$5,260
Supplemental cash flow information:
Cash paid during the year for income taxes, net	$583	$629	$340
Cash paid during the year for interest	56	56	$40
Non-cash investing activities:
Change in accrued capital expenditures	$(3)	$19	$17

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Electronic Arts is a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and services that can be experienced on game consoles, PCs, mobile phones and tablets. At our core is a portfolio of intellectual property from which we create innovative games and experiences that deliver high-quality entertainment and drive engagement across our network of hundreds of millions of unique active accounts. Our portfolio includes brands that we either wholly own (such as Apex Legends, Battlefield, and The Sims) or license from others (such as Madden NFL, Star Wars, and the 300+ licenses within our global football ecosystem). Through our live services offerings, we offer our players high-quality experiences designed to provide value to players, and extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our base games. We are focusing on building games and experiences that grow the global online communities around our key franchises; reaching more players through connecting interactive storytelling to key intellectual property; and building re-occurring revenue from our annualized sports franchises, our console, PC and mobile catalog titles, and our live services.
Consolidation
The accompanying Consolidated Financial Statements include the accounts of Electronic Arts Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ended March 31, 2023 contained 52 weeks and ended on April 1, 2023. Our results of operations for the fiscal years ended March 31, 2022 and 2021 contained 52 and 53 weeks and ended on April 2, 2022 and April 3, 2021, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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

Recently Adopted Accounting Standards
In October 2021, the FASB issued ASU 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). The amendments in this update require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. For business combinations prior to fiscal year 2023, we recorded deferred net revenue related to contracts from acquired entities at fair value on the date of acquisition. As a result, we did not recognize certain revenues related to these contracts that the acquired entities would have otherwise recorded as an independent entity. We adopted ASU 2021-08 in the fourth quarter of fiscal year 2023, and the amendments apply retrospectively to all business combinations with an acquisition date in the fiscal year of adoption. The adoption did not have an impact on our Consolidated Financial Statements and related disclosures, since we did not have any acquisitions in fiscal year 2023.
In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance (Topic 832). The amendments in this update establish Topic 832 and require additional disclosures regarding government grants and money contributions when entities accounted for transactions with a government by analogizing to a grant or contribution accounting model. We adopted ASU 2021-10 in the first quarter of fiscal year 2023 and elected to apply the amendments prospectively to all transactions within the scope of the amendment that are reflected in the financial statements at the date of adoption. The adoption did not have a material impact on our Consolidated Financial Statements and related disclosures.

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
Our short-term investments are evaluated for allowances and impairment quarterly. For investments in an unrealized loss position, we consider various factors in determining whether we should recognize an allowance for expected credit losses or an impairment charge, including the credit quality of the issuer, changes to the rating of the security by rating agencies, the extent to which fair value is less than amortized cost, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and any contractual terms impacting the prepayment or settlement process, among other factors. We recognize an allowance for credit losses, up to the amount of unrealized loss when appropriate, and write down the amortized cost basis of the investment if we intend to, or it is more likely than not we will be required to, sell the investment before the recovery of its amortized cost basis. Allowances for credit losses and write-downs are recognized in our Consolidated Statements of Operations, and unrealized losses not related to credit losses are recognized in other comprehensive income (loss). Based on our evaluation, we did not recognize an allowance for credit losses, nor did we recognize any impairments, as of March 31, 2023 and 2022.
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
We capitalize costs associated with internal-use software development once a project has reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the software, and payroll and payroll-related expenses for employees who are directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. Once internal-use software is ready for its intended use, the assets are depreciated on a straight-line basis over each asset’s estimated useful life, which is generally three years. We also capitalize costs associated with the purchase of possessable internal-use software licenses. The net book value of capitalized costs associated with internal-use software was $90 million and $86 million as of March 31, 2023 and 2022, respectively.

Acquisition-Related Intangibles and Other Long-Lived Assets
We recognize acquisition-related intangible assets, such as acquired developed and core technology, in connection with business combinations. We amortize the cost of acquisition-related intangible assets that have finite useful lives generally on a straight-line basis over the lesser of their estimated useful lives or the agreement terms, currently from two to seven years. We evaluate acquisition-related intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset group. This includes assumptions about future prospects for the business that the asset relates to and typically involves computations of the estimated future cash flows to be generated by these businesses. Based on these judgments and assumptions, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our Consolidated Balance Sheets to reflect its estimated fair value. When we consider such assets to be impaired, the amount of impairment we recognize is measured by the amount by which the carrying amount of the asset exceeds its fair value.
Goodwill Impairment
In assessing impairment on our goodwill, we first analyze qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a goodwill impairment test. The qualitative factors we assess include long-term prospects of our performance, share price trends and market capitalization, and Company specific events. If we conclude it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, we do not need to perform an impairment test. If based on that assessment, we believe it is more likely than not that the fair value of the reporting unit is less than its carrying value we will measure goodwill for impairment by applying fair value-based tests at the reporting unit level. Reporting units are determined by the components of operating segments that constitute a business for which (1) discrete financial information is available, (2) segment management regularly reviews the operating results of that component, and (3) whether the component has dissimilar economic characteristics to other components. As of March 31, 2023, we have only one reportable segment, which represents our only operating segment.
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
Extra Content. Revenue received from sales of downloadable content are derived primarily from the sale of virtual currencies and digital in-game content that are designed to extend and enhance players’ game experience. Sales of extra content are accounted for in a manner consistent with the treatment for our Games with Services and Online-Hosted Service Games as discussed above, depending upon whether or not the extra content has offline functionality. That is, if the extra content has offline functionality, then the extra content is accounted for similarly to Games with Services (generally determined to have three distinct performance obligations: software license, future update rights, and the online hosting). If the extra content does not have offline functionality, then the extra content is determined to have one distinct performance obligation: the online-hosted service.
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
During the three months ended September 30, 2021, we completed our annual evaluation of the Estimated Offering Period and noted consumers are playing certain of our Online Hosted Service Games, such as PC and console free-to-play games, for longer periods of time than in previous years. This extended consumer gameplay is due to players engaging with services we provide that are designed to enhance and extend gameplay, and as such, concluded that the Estimated Offering Period for such games should be lengthened. As a result, for all new sales after July 1, 2021, the revenue that we recognize for service-related performance obligations related to our PC and console free-to-play games is recognized generally over a twelve-month period. During the fiscal year ended March 31, 2023, this increase to our Estimated Offering Period resulted in increases in net revenue of $103 million, net income of $79 million, and diluted earnings per share of $0.28. During the fiscal year ended March 31, 2022, this increase to our Estimated Offering Period resulted in decreases in net revenue of $131 million, net income of $100 million, and diluted earnings per share of $0.35.

Deferred Net Revenue
Because the majority of our sales transactions include future update rights and online hosting performance obligations, which are subject to deferral and recognized over the Estimated Offering Period, our deferred net revenue balance is material. This balance increases from period to period by revenue being deferred for current sales with these service obligations and is reduced by the recognition of revenue from prior sales that were previously deferred. Generally, revenue is recognized as the services are provided.
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
Concentration of Credit Risk and Significant Customers
We extend credit to various customers. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. Although we generally do not require collateral, we perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. Invoices are aged based on contractual terms with our customers. The provision for doubtful accounts is recorded as a charge to general and administrative expense when a potential loss is identified. Losses are written off against the allowance when the receivable is determined to be uncollectible. At March 31, 2023, we had two customers who accounted for approximately 32 percent and 30 percent of our consolidated gross receivables, respectively. At March 31, 2022, we had two customers who accounted for approximately 32 percent and 29 percent of our consolidated gross receivables, respectively.
A majority of our sales are made via digital resellers, channel and platform partners. During the fiscal years 2023, 2022, and 2021, approximately 81 percent, 77 percent, and 78 percent, respectively, of our net revenue was derived from our top ten customers and/or platform partners.

Currently, a majority of our revenue is derived through sales of products and services playable on hardware consoles from Sony and Microsoft. For the fiscal years ended March 31, 2023, 2022, and 2021, our net revenue for products and services on Sony’s PlayStation 3, 4 and 5, and Microsoft’s Xbox 360, One and Series X consoles (combined across all six platforms) was approximately 58 percent, 60 percent, and 64 percent, respectively. These platform partners have significant influence over the products and services that we offer on their platforms.
Short-term investments are placed with high quality financial institutions or in short-duration, investment-grade securities. We limit the amount of credit exposure in any one financial institution or type of investment instrument.
Royalties and Licenses
Royalty-based obligations with content licensors and distribution affiliates are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. These royalty-based obligations are generally expensed to cost of revenue at the greater of the contractual rate or an effective royalty rate based on the total projected net revenue for contracts with guaranteed minimums. Prepayments made to thinly capitalized independent software developers and co-publishing affiliates are generally made in connection with the development of a particular product, and therefore, we are subject to development risk prior to the release of the product. Accordingly, payments that are due prior to completion of a product are generally expensed to research and development over the development period as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of revenue.
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
We are also reimbursed by our vendors for certain advertising costs incurred by us that benefit our vendors. Such amounts are recognized as a reduction of marketing and sales expense if the advertising (1) is specific to the vendor, (2) represents an identifiable benefit to us, and (3) represents an incremental cost to us. Otherwise, vendor reimbursements are recognized as a reduction of the cost incurred with the same vendor. Vendor reimbursements of advertising costs of $37 million, $37 million, and $22 million reduced marketing and sales expense for the fiscal years ended March 31, 2023, 2022, and 2021, respectively. For the fiscal years ended March 31, 2023, 2022, and 2021, advertising expense, net of vendor reimbursements, totaled approximately $348 million, $396 million, and $222 million, respectively.
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
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Net gains (losses) on foreign currency transactions of $31 million, $(22) million, and $9 million for the fiscal years ended March 31, 2023, 2022, and 2021, respectively, are included in interest and other income (expense), net, in our Consolidated Statements of Operations. These net gains (losses) on foreign currency transactions are partially offset by net gains (losses) on our foreign currency forward contracts of $(29) million, $21 million, and $(19) million for the fiscal years ended March 31, 2023, 2022, and 2021, respectively. See Note 5 for additional information on our foreign currency forward contracts.
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
Every quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. Our Swiss deferred tax asset realizability analysis relies upon future Swiss taxable income as the primary source of taxable income but considers all available sources of Swiss income based on the positive and negative evidence. We give more weight to evidence that can be objectively verified. However, estimating future Swiss taxable income requires judgment, specifically related to assumptions about expected growth rates of future Swiss taxable income, which are based primarily on third party market and industry growth data. Actual results that differ materially from those estimates could have a material impact on our valuation allowance assessment. Although objectively verifiable, Swiss interest rates have an impact on the valuation allowance and are based on published Swiss guidance. Any significant changes to such interest rates could result in a material impact to the valuation allowance. Switzerland has a seven-year carryforward period and does not permit the carry back of losses. Actions we take in connection with acquisitions could also impact the utilization of our Swiss deferred tax asset.

Share Repurchases
Shares of our common stock repurchased pursuant to our repurchase program, if any, are retired. The purchase price of such repurchased shares of common stock is recorded as a reduction to additional paid-in capital. If the balance in additional paid-in capital is exhausted, the excess is recorded as a reduction to retained earnings.

Restructuring
We generally recognize employee severance costs when payments are probable and amounts are estimable or when notification occurs, depending on the region in which an employee works. Costs related to non-lease contracts without future benefit or contract termination are recognized at the earlier of the contract termination or the cease-use dates. Other exit-related costs are recognized as incurred.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2023 and 2022, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2023	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$56	$56	$—	$—	Cash equivalents
Money market funds	956	956	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	113	—	113	—	Short-term investments
U.S. Treasury securities	80	80	—	—	Short-term investments
U.S. agency securities	28	—	28	—	Short-term investments and cash equivalents
Commercial paper	66	—	66	—	Short-term investments and cash equivalents
Foreign government securities	11	—	11	—	Short-term investments
Asset-backed securities	37	—	37	—	Short-term investments
Certificates of deposit	14	—	14	—	Short-term investments
Foreign currency derivatives	29	—	29	—	Other current assets and other assets
Deferred compensation plan assets (a)	23	23	—	—	Other assets
Total assets at fair value	$1,413	$1,115	$298	$—
Liabilities
Foreign currency derivatives	$65	$—	$65	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	24	24	—	—	Other liabilities
Total liabilities at fair value	$89	$24	$65	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2022	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$55	$55	$—	$—	Cash equivalents
Money market funds	257	257	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	116	—	116	—	Short-term investments and cash equivalents
U.S. Treasury securities	104	104	—	—	Short-term investments and cash equivalents
Commercial paper	51	—	51	—	Short-term investments and cash equivalents
Foreign government securities	17	—	17	—	Short-term investments
Asset-backed securities	38	—	38	—	Short-term investments
Certificates of deposit	18	—	18	—	Short-term investments
Foreign currency derivatives	63	—	63	—	Other current assets and other assets
Deferred compensation plan assets (a)	21	21	—	—	Other assets
Total assets at fair value	$740	$437	$303	$—
Liabilities
Foreign currency derivatives	$14	$—	$14	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	22	22	—	—	Other liabilities
Total liabilities at fair value	$36	$22	$14	$—
(a)The Deferred Compensation Plan consists of various mutual funds. See Note 15 for additional information regarding our Deferred Compensation Plan.

(4) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of March 31, 2023 and 2022, our cash and cash equivalents were $2,424 million and $2,732 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.
Short-Term Investments
Short-term investments consisted of the following as of March 31, 2023 and 2022 (in millions):

	As of March 31, 2023				As of March 31, 2022
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$114	$—	$(1)	$113	$117	$—	$(1)	$116
U.S. Treasury securities	80	—	—	80	103	—	(1)	102
U.S. agency securities	25	—	—	25	—	—	—	—
Commercial paper	63	—	—	63	39	—	—	39
Foreign government securities	11	—	—	11	17	—	—	17
Asset-backed securities	37	—	—	37	38	—	—	38
Certificates of deposit	14	—	—	14	18	—	—	18
Short-term investments	$344	$—	$(1)	$343	$332	$—	$(2)	$330
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of March 31, 2023 and 2022 (in millions):

	As of March 31, 2023		As of March 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$267	$266	$250	$249
Due 1 year through 5 years	72	72	77	76
Due after 5 years	5	5	5	5
Short-term investments	$344	$343	$332	$330

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of March 31, 2023			As of March 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$371	$2	$9	$375	$4	$3
Forward contracts to sell	$2,255	$23	$46	$1,829	$52	$6
The effects of cash flow hedge accounting in our Consolidated Statements of Operations for the fiscal years ended March 31, 2023, 2022 and 2021 are as follows (in millions):

	Year Ended March 31,
	2023		2022		2021
	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$7,426	$2,328	$6,991	$2,186	$5,629	$1,778
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$185	$(18)	$(14)	$12	$(30)	$4
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of March 31, 2023			As of March 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$504	$4	$—	$496	$6	$—
Forward contracts to sell	$587	$—	$10	$400	$1	$5
The effect of foreign currency forward contracts not designated as hedging instruments in our Consolidated Statements of Operations for the fiscal years ended March 31, 2023, 2022 and 2021, was as follows (in millions):

	Year Ended March 31,
	2023	2022	2021
	Interest and other income (expense), net
Total amounts presented in our Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$(6)	$(48)	$(29)
Gains (losses) on foreign currency forward contracts not designated as hedging instruments	$(29)	$21	$(19)

(6) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the fiscal years ended March 31, 2023, 2022 and 2021 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2020	$(4)	$39	$(85)	$(50)
Other comprehensive income (loss) before reclassifications	5	(94)	64	(25)
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	26	—	25
Total other comprehensive income (loss), net of tax	4	(68)	64	—
Balances as of March 31, 2021	$—	$(29)	$(21)	$(50)
Other comprehensive income (loss) before reclassifications	(3)	74	(8)	63
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	—	2
Total other comprehensive income (loss), net of tax	(3)	76	(8)	65
Balances as of March 31, 2022	$(3)	$47	$(29)	$15
Other comprehensive income (loss) before reclassifications	1	133	(50)	84
Amounts reclassified from accumulated other comprehensive income (loss)	1	(167)	—	(166)
Total other comprehensive income (loss), net of tax	2	(34)	(50)	(82)
Balances as of March 31, 2023	$(1)	$13	$(79)	$(67)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the fiscal years ended March 31, 2023, 2022 and 2021 were as follows (in millions):

Statement of Operations Classification	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
	Year Ended March 31,
	2023	2022	2021
(Gains) losses on available-for-sale securities:
Interest and other income (expense), net	$1	$—	$(1)
Total, net of tax	1	—	(1)

(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	(185)	14	30
Research and development	18	(12)	(4)
Total, net of tax	(167)	2	26

Total net (gain) loss reclassified, net of tax	$(166)	$2	$25

(7) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2023 are as follows (in millions):

	As of March 31, 2022	Activity	Effects of Foreign Currency Translation	As of March 31, 2023
Goodwill	$5,755	$—	$(7)	$5,748
Accumulated impairment	(368)	—	—	(368)
Total	$5,387	$—	$(7)	$5,380
The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2022 are as follows (in millions):

	As of March 31, 2021	Activity	Effects of Foreign Currency Translation	As of March 31, 2022
Goodwill	$3,236	$2,519	$—	$5,755
Accumulated impairment	(368)	—	—	(368)
Total	$2,868	$2,519	$—	$5,387
Acquisition-related intangibles consisted of the following (in millions):

	As of March 31, 2023			As of March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Finite-lived acquisition-related intangibles
Developed and core technology	$1,051	$(754)	$297	$1,102	$(643)	$459
Trade names and trademarks	596	(285)	311	609	(212)	397
Registered user base and other intangibles	56	(50)	6	56	(30)	26
Total finite-lived acquisition-related intangibles	$1,703	$(1,089)	$614	$1,767	$(885)	$882
Indefinite-lived acquisition-related intangibles
In-process research and development	$4	$—	$4	$80	$—	$80
Total acquisition-related intangibles, net	$1,707	$(1,089)	$618	$1,847	$(885)	$962
Amortization of intangibles, including impairments, for the fiscal years ended March 31, 2023, 2022 and 2021 are classified in the Consolidated Statements of Operations as follows (in millions):

	Year Ended March 31,
	2023	2022	2021
Cost of revenue	$120	$133	$4
Operating expenses	158	183	30
Restructuring	66	—	—
Total	$344	$316	$34
During fiscal year 2023, we recorded impairment charges of $106 million for acquisition-related intangible assets, of which $66 million was recorded within restructuring, $28 million was recorded within operating expenses, and $12 million was recorded within cost of revenue. See Note 8 — Restructuring Activities for additional information on the impairment charge related to our 2023 Restructuring Plan.
During fiscal year 2022, we recorded impairment charges of $45 million for acquisition-related intangible assets, of which $34 million was recorded within operating expenses and $11 million was recorded within cost of revenue. During fiscal year 2021, there were no impairment charges for acquisition-related intangible assets.

Acquisition-related intangible assets are generally amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, currently ranging from 2 to 7 years. As of March 31, 2023 and 2022, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 4.8 and 5.2 years years, respectively.
As of March 31, 2023, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Consolidated Statements of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2024	$150
2025	122
2026	118
2027	99
2028	96
Thereafter	29
Total	$614

(8) RESTRUCTURING ACTIVITIES
In fiscal year 2023, we announced a restructuring plan (the “2023 Restructuring Plan” or the “Plan”) focused on prioritizing investments to our growth opportunities and optimizing our real estate portfolio. The Plan includes actions driven by portfolio rationalization including headcount reductions, in addition to office space reductions. The actions associated with the Plan are expected to be substantially completed by September 30, 2023.
Under this plan, we estimate that we will incur approximately $170 million to $200 million in charges, consisting primarily of:

•A $66 million impairment charge related to an acquisition-related in-process research & development intangible asset as part of our portfolio rationalization activities;
•$55 million to $65 million related to employee severance and employee-related costs;
•$45 million to $55 million associated with office space reductions; and
•$5 million to $10 million of other charges, including contract cancellations.

Restructuring activities as of the fiscal year ended March 31, 2023 was as follows (in millions):

	Acquisition-Related Intangibles Impairments and Other Charges (a)	Workforce (a)	Office Space Reductions (b)	Total
Charges to operations	$68	$43	$44	$155
Charges settled in cash	—	(10)	—	(10)
Non-cash items	(66)	—	(44)	(110)
Liability as of March 31, 2023	$2	$33	$—	$35
(a) Charges are recorded within Restructuring in the Consolidated Statement of Operations.
(b) Charges are recorded within General and administrative expenses in the Consolidated Statement of Operations.

The restructuring liability of $35 million as of March 31, 2023, is included in accrued and other current liabilities on the Consolidated Balance Sheets. See Note 13 — Leases for additional information on our office space reduction activities, and remaining lease liabilities associated with those activities continue to be recognized and disclosed in that note.

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
During fiscal years 2023, 2022 and 2021, we did not recognize any material losses or impairment charges on royalty-based commitments.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of March 31,
	2023	2022
Other current assets	$105	$35
Other assets	31	28
Royalty-related assets	$136	$63
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

	As of March 31,
	2023	2022
Accrued and other current liabilities	$208	$203
Other liabilities	—	3
Royalty-related liabilities	$208	$206
As of March 31, 2023, we were committed to pay approximately $2,011 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Consolidated Financial Statements. See Note 14 for further information on our developer and licensor commitments.

(10) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of March 31, 2023 and 2022 consisted of (in millions):

	As of March 31,
	2023	2022
Computer, equipment and software	$892	$853
Buildings	369	375
Leasehold improvements	186	202
Equipment, furniture and fixtures, and other	92	95
Land	66	66
Construction in progress	11	30
	1,616	1,621
Less: accumulated depreciation	(1,067)	(1,071)
Property and equipment, net	$549	$550
Depreciation expense associated with property and equipment was $193 million, $162 million and $138 million for the fiscal years ended March 31, 2023, 2022 and 2021, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of March 31, 2023 and 2022 consisted of (in millions):

	As of March 31,
	2023	2022
Accrued compensation and benefits	$436	$500
Accrued royalties	208	203
Deferred net revenue (other)	103	156
Operating lease liabilities (See Note 13)	66	81
Other accrued expenses	382	304
Sales returns and price protection reserves	90	144
Accrued and other current liabilities	$1,285	$1,388
Deferred net revenue (other) includes the deferral of licensing arrangements, subscription revenue, and other revenue for which revenue recognition criteria has not been met.
Deferred net revenue
Deferred net revenue as of March 31, 2023 and 2022, consisted of (in millions):

	As of March 31,
	2023	2022
Deferred net revenue (online-enabled games)	$1,901	$2,024
Deferred net revenue (other)	103	156
Deferred net revenue (noncurrent)	67	68
Total deferred net revenue	$2,071	$2,248
During the fiscal years ended March 31, 2023 and 2022, we recognized $2,176 million and $1,613 million of revenue, respectively, that were included in the deferred net revenue balance at the beginning of the period.

Remaining Performance Obligations
As of March 31, 2023, revenue allocated to remaining performance obligations consists of our deferred revenue balance of $2,071 million. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue. We expect to recognize substantially all of the current portion of deferred net revenue as revenue over the next 12 months.

(11) INCOME TAXES
The components of our income before provision for income taxes for the fiscal years ended March 31, 2023, 2022 and 2021 are as follows (in millions):

	Year Ended March 31,
	2023	2022	2021
Domestic	$315	$204	$299
Foreign	1,011	877	718
Income before provision for income taxes	$1,326	$1,081	$1,017
Provision for income taxes for the fiscal years ended March 31, 2023, 2022 and 2021 consisted of (in millions):

	Current	Deferred	Total
Year Ended March 31, 2023
Federal	$570	$(339)	$231
State	92	(76)	16
Foreign	75	202	277
	$737	$(213)	$524
Year Ended March 31, 2022
Federal	$203	$(190)	$13
State	36	(26)	10
Foreign	381	(112)	269
	$620	$(328)	$292
Year Ended March 31, 2021
Federal	$251	$(26)	$225
State	24	(2)	22
Foreign	47	(114)	(67)
	$322	$(142)	$180
The differences between the statutory tax rate and our effective tax rate, expressed as a percentage of income before provision for income taxes, for the fiscal years ended March 31, 2023, 2022 and 2021 were as follows:

	Year Ended March 31,
	2023	2022	2021
Statutory federal tax expense rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.1%	1.9%	1.7%
Differences between statutory rate and foreign effective tax rate	7.6%	6.8%	7.0%
Excess tax benefit from equity compensation	(0.3)%	(1.2)%	(2.7)%
Research and development credits	(3.0)%	(2.8)%	(2.4)%
Swiss valuation allowance	8.9%	2.7%	(10.1)%
Acquired IP intra-entity sales	—%	(5.9)%	—%
Non-deductible stock-based compensation	3.2%	3.8%	3.3%
Other	1.0%	0.7%	(0.1)%
Effective tax rate	39.5%	27.0%	17.7%
During the fiscal year ended March 31, 2023, we recognized a $118 million tax charge to increase the valuation allowance on Swiss deferred tax assets, primarily as a result of an increase in Swiss interest rates.

During the fiscal year ended March 31, 2022, we completed intra-entity sales of intellectual property rights related to acquisitions to our U.S. and Swiss intellectual property owners (the “Acquired IP intra-entity sales”). The transactions resulted in overall taxable gains. Under U.S. GAAP, any profit resulting from the Acquired IP intra-entity sales was eliminated upon consolidation. However, the transactions resulted in a step-up of the U.S. and Swiss tax-deductible basis in the transferred intellectual property rights and, accordingly, created a temporary difference between the book basis and the tax basis of such intellectual property rights. As a result, we recognized a $64 million net tax benefit for the current and deferred tax impacts of the sales.
In addition, during the fiscal year ended March 31, 2022, we recognized a $29 million tax charge to increase the valuation allowance on Swiss deferred tax assets that are not more likely than not to be realized.
Our effective tax rate and resulting provision for income taxes for the fiscal year ended March 31, 2021 included a $141 million tax benefit for changes in uncertain tax positions and the valuation allowance related to our Swiss deferred tax assets.
Our foreign subsidiaries are generally subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of March 31, 2023, approximately $925 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.
The components of net deferred tax assets, as of March 31, 2023 and 2022 consisted of (in millions):

	As of March 31,
	2023	2022
Deferred tax assets:
Accruals, reserves and other expenses	$197	$185
Tax credit carryforwards	218	198
Research and development capitalization	461	66
Stock-based compensation	39	43
Net operating loss and capital loss carryforwards	371	349
Swiss intra-entity tax asset	1,665	1,782
Total	2,951	2,623
Valuation allowance	(446)	(296)
Deferred tax assets, net of valuation allowance	2,505	2,327
Deferred tax liabilities:
Amortization and depreciation	(41)	(79)
Other	(3)	(7)
Total	(44)	(86)
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$2,461	$2,241
As of March 31, 2023, we have net operating loss carry forwards of approximately $2.6 billion of which approximately $213 million is attributable to various acquired companies. The net operating loss carry forwards include $2.3 billion related to Switzerland, $99 million related to U.S. federal, and $133 million related to California. Substantially all of these carryforwards, if not fully realized, will begin to expire in fiscal year 2027. Switzerland has a seven-year carryforward period and does not permit the carry back of losses. We also have U.S. federal credit carryforwards of $12 million and California credit carryforwards of $194 million. The California tax credit carryforwards can be carried forward indefinitely.
As of March 31, 2023, we maintained a total valuation allowance of $446 million related to certain U.S. state deferred tax assets, Swiss deferred tax assets, and foreign capital loss carryovers, due to uncertainty about the future realization of these assets.

The total unrecognized tax benefits as of March 31, 2023, 2022 and 2021 were $867 million, $636 million and $584 million, respectively. A reconciliation of the beginning and ending balance of unrecognized tax benefits is summarized as follows (in millions):

Balance as of March 31, 2020	$983
Increases in unrecognized tax benefits related to prior year tax positions	12
Decreases in unrecognized tax benefits related to prior year tax positions	(444)
Increases in unrecognized tax benefits related to current year tax positions	55
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(2)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(27)
Changes in unrecognized tax benefits due to foreign currency translation	7
Balance as of March 31, 2021	584
Increases in unrecognized tax benefits related to prior year tax positions	5
Decreases in unrecognized tax benefits related to prior year tax positions	(21)
Increases in unrecognized tax benefits related to current year tax positions	139
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(50)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(18)
Changes in unrecognized tax benefits due to foreign currency translation	(3)
Balance as of March 31, 2022	636
Increases in unrecognized tax benefits related to current year tax positions	245
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(2)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(6)
Changes in unrecognized tax benefits due to foreign currency translation	(6)
Balance as of March 31, 2023	$867
As of March 31, 2023, approximately $395 million of the unrecognized tax benefits would affect our effective tax rate, a portion of which would be impacted by a valuation allowance.
Interest and penalties related to estimated obligations for tax positions taken in our tax returns are recognized in income tax expense in our Consolidated Statements of Operations. The combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current other liabilities was approximately $54 million as of March 31, 2023 and $36 million as of March 31, 2022.
We file income tax returns in the United States, including various state and local jurisdictions. As of March 31, 2023, our subsidiaries file tax returns in various foreign jurisdictions, including Switzerland, Canada, Sweden, Italy, France, Germany, and the United Kingdom. We remain subject to income tax examination by the IRS for fiscal years after 2017. In addition, as of the period ended March 31, 2023, we remain subject to income tax examination for several other jurisdictions including in Switzerland for fiscal years after 2013, Canada for fiscal years after 2015, Sweden for fiscal years after 2017, Italy for fiscal years after 2019, France for fiscal years after 2019, Germany for fiscal years after 2016, and the United Kingdom for fiscal years after 2021.
We are also currently under income tax examination in the United States for fiscal years 2018 through 2020 and Germany for fiscal years 2017 through 2019.
The timing and potential resolution of income tax examinations is highly uncertain. While we continue to measure our uncertain tax positions, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued.

In fiscal year 2021, the Supreme Court of the United States denied Altera’s appeal of the decision of the Ninth Circuit Court of Appeals in Altera Corp. v. Commissioner (“the Altera Opinion”), resulting in a partial decrease of our unrecognized tax benefits. A complete resolution and settlement of the matters underlying the Altera Opinion is reasonably possible within the next 12 months, which would result in an additional reduction of our gross unrecognized tax benefits. However, it is uncertain whether a complete resolution and settlement of such matters would also result in resolution of all related and unrelated U.S. positions for all applicable years. Therefore, it is not possible to provide a range of potential outcomes associated with a reversal of our gross unrecognized tax benefits for Altera-related uncertain tax positions.
It is also reasonably possible that an additional immaterial reduction of unrecognized tax benefits may occur within the next 12 months, unrelated to the Altera Opinion, a portion of which would impact our effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements and tax interpretations.

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
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of March 31, 2023	As of March 31, 2022
Senior Notes:
4.80% Senior Notes due 2026	$400	$400
1.85% Senior Notes due 2031	750	750
2.95% Senior Notes due 2051	750	750
Total principal amount	$1,900	$1,900
Unaccreted discount	(6)	(6)
Unamortized debt issuance costs	(14)	(16)
Net carrying value of Senior Notes	$1,880	$1,878

Fair value of Senior Notes (Level 2)	$1,540	$1,711
As of March 31, 2023, the remaining life of the 2026 Notes, 2031 Notes and 2051 Notes is approximately 2.9 years, 7.9 years, and 27.9 years, respectively.
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

Credit Facility
On March 22, 2023, we entered into a $500 million unsecured revolving credit facility (the “Credit Facility") with a syndicate of banks. The Credit Facility terminates on March 22, 2028 unless the maturity is extended in accordance with its terms. The Credit Facility contains an option to arrange with existing lenders and/or new lenders to provide up to an aggregate of $500 million in additional commitments for revolving loans. Proceeds of loans made under the Credit Facility may be used for general corporate purposes.
The loans denominated in U.S. dollars bear interest, at our option, at the base rate plus an applicable spread or at a forward-looking term rate based upon the secured overnight financing rate plus a credit spread adjustment of 0.10% per annum (the “Adjusted Term SOFR Rate”) plus an applicable spread, in each case with such spread based on our debt credit ratings. We are also obligated to pay other customary fees for a credit facility of this size and type. Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period in the case of loans bearing interest at the Adjusted Term SOFR Rate. Principal, together with all accrued and unpaid interest, is due and payable on the maturity date, as such date may be extended in connection with the extension option. We may prepay the loans and terminate the commitments, in whole or in part, at any time without premium or penalty, subject to certain conditions.

The Credit Facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a debt to EBITDA ratio. As of March 31, 2023, we were in compliance with the debt to EBITDA ratio.
The Credit Facility contains customary events of default, including among others, non-payment defaults, covenant defaults, cross-defaults to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and a change of control default, in each case, subject to customary exceptions for a credit facility of this size and type. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Facility and an increase in the applicable interest rate.
As of March 31, 2023, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for fiscal years 2023, 2022 and 2021 that is included in interest and other income (expense), net on our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2023	2022	2021
Amortization of debt discount	$(1)	$(1)	$—
Amortization of debt issuance costs	(2)	(2)	(2)
Coupon interest expense	(55)	(55)	(43)
Total interest expense	$(58)	$(58)	$(45)

(13) LEASES
Our leases primarily consist of facility leases for our offices and development studios, data centers, and server equipment, with remaining lease terms of up to 15 years. Our lease terms may include options to extend or terminate the lease. When it is reasonably certain that we will exercise those options, we include them in our measurement of lease payments and lease terms. Substantially all of our leases are classified as operating leases.
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
Operating lease ROU assets are amortized on a straight-line basis over the lease term and recognized as lease expense within cost of revenue or operating expenses on our Consolidated Statements of Operations. Operating lease liabilities decrease by lease payments we make over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. When we commit to a plan to abandon an operating lease at a future date, the amortization of the operating lease ROU asset and depreciation of the associated leasehold improvements are accelerated based on the revised useful life of the operating lease.
Some of our operating leases contain lease and non-lease components. Non-lease components primarily include fixed payments for common area maintenance and utilities. We elected to account for lease and non-lease components as a single lease component. Variable lease and non-lease components are recognized on our Consolidated Statements of Operations as incurred.
The components of lease expenses for the fiscal years ended March 31, 2023, 2022, and 2021 are as follows (in millions):

	Year Ended March 31,
	2023	2022	2021
Operating lease costs	$138	$98	$87
Variable lease costs	22	21	21
Short-term lease costs	7	2	2
Total lease expense	$167	$121	$110
During the fiscal year ended March 31, 2023, we recorded accelerated amortization of certain ROU Assets of $34 million within the operating lease costs and accelerated deprecation of property, plant and equipment for $10 million as part of our 2023 Restructuring Plan. See Note 8 — Restructuring Activities for additional information.
Supplemental cash and noncash information related to our operating leases for the fiscal years ended March 31, 2023, 2022, and 2021 are as follows (in millions):

	Year Ended March 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liability	$97	$97	$85
ROU assets obtained in exchange for new lease obligations	$97	$150	$90
Weighted average remaining lease term and discount rate at March 31, 2023 and 2022 are as follows:

	At March 31, 2023	At March 31, 2022
Lease term	7.5 years	6.8 years
Discount rate	3.3%	2.5%

Operating lease ROU assets and liabilities recorded on our Consolidated Balance Sheets as of March 31, 2023 and 2022 are as follows (in millions):

	As of March 31,		Balance Sheet Classification
	2023	2022
Operating lease ROU assets	$276	$314	Other assets

Operating lease liabilities	$66	$81	Accrued and other current liabilities
Noncurrent operating lease liabilities	277	272	Other liabilities
Total operating lease liabilities	$343	$353
Future minimum lease payments under operating leases as of March 31, 2023 were as follows (in millions):

Fiscal Years Ending March 31,
2024	$73
2025	69
2026	56
2027	41
2028	32
Thereafter	116
Total future lease payments	387
Less imputed interest	(44)
Total operating lease liabilities	$343
In addition to the amounts included in the table above, as of March 31, 2023, we have entered into an office lease that has not yet commenced with aggregate future lease payments of approximately $98 million. This lease is expected to commence in fiscal year 2024, and will have a lease term of 12 years.

(14) COMMITMENTS AND CONTINGENCIES
Development, Celebrity, Professional Sports Organizations and Content Licenses: Payments and Commitments
The products we produce in our studios are designed and created by our employee designers, artists, software programmers and by non-employee software developers (“independent artists” or “third-party developers”). We typically advance development funds to the independent artists and third-party developers during development of our games, usually in installment payments made upon the completion of specified development milestones. Contractually, these payments are generally considered advances against subsequent royalties on the sales of the products. These terms are set forth in written agreements entered into with the independent artists and third-party developers.
In addition, we have certain celebrity, professional sports organizations and content license contracts that contain minimum guarantee payments and marketing commitments to promote the games we publish that may not be dependent on any deliverables. These developer and content license commitments represent the sum of (1) the cash payments due under non-royalty-bearing licenses and services agreements and (2) the minimum guaranteed payments and advances against royalties due under royalty-bearing licenses and services agreements, the majority of which are conditional upon performance by the counterparty. These minimum guarantee payments and any related marketing commitments are included in the table below.
The following table summarizes our minimum contractual obligations as of March 31, 2023 (in millions):

		Fiscal Years Ending March 31,
	Total	2024	2025	2026	2027	2028	Thereafter
Unrecognized commitments
Developer/licensor commitments	$2,011	$349	$480	$434	$384	$146	$218
Marketing commitments	971	256	245	197	154	67	52
Senior Notes interest	781	49	55	54	36	36	551
Operating lease imputed interest	44	10	8	7	5	4	10
Operating leases not yet commenced	98	—	3	8	8	8	71
Other purchase obligations	201	130	51	14	4	2	—
Total unrecognized commitments	4,106	794	842	714	591	263	902

Recognized commitments
Senior Notes principal and interest	1,906	6	—	400	—	—	1,500
Operating leases	387	73	69	56	41	32	116
Transition Tax and other taxes	17	4	6	7	—	—	—
Total recognized commitments	2,310	83	75	463	41	32	1,616

Total Commitments	$6,416	$877	$917	$1,177	$632	$295	$2,518
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of March 31, 2023; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to the amounts included in the table above, in our Consolidated Balance Sheets as of March 31, 2023, we had a net liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $594 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Subsequent to March 31, 2023, we entered into certain agreements with third parties which are not included in the table above, and contingently commit us to pay an additional $125 million at various dates through fiscal year 2028.
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
There were an insignificant number of stock options granted during fiscal years 2023, 2022, and 2021.
The estimated assumptions used in the Black-Scholes valuation model to value our ESPP purchase rights were as follows:

	ESPP Purchase Rights
	Year Ended March 31,
	2023	2022	2021
Risk-free interest rate	3.1 - 5.0%	0.1 - 1.1%	0.1%
Expected volatility	27 - 31%	25 - 30%	32 - 39%
Weighted-average volatility	29%	27%	36%
Expected term	6 - 12 months	6 - 12 months	6 - 12 months
Expected dividends	0.8%	0.6%	0.3%
The assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Year Ended March 31,
	2023	2022	2021
Risk-free interest rate	3.3%	0.4%	0.2%
Expected volatility	33 - 56%	24 - 76%	23 - 63%
Weighted-average volatility	43%	40%	37%
Expected dividends	None	None	None

Summary of Plans and Plan Activity
Equity Incentive Plans
We have equity awards outstanding under two incentive plans: our 2019 Equity Incentive Plan (the “2019 Equity Plan”), as amended, and our 2000 Equity Incentive Plan, as amended (the “2000 Equity Plan”). Our 2019 Equity Plan allows us to grant options to purchase our common stock and to grant restricted stock, restricted stock units and stock appreciation rights to our employees, officers, and directors, up to a maximum of 29.5 million shares, plus any shares authorized for grant or subject to awards under the 2000 Equity Plan that are not delivered to participants for any reason. Pursuant to the 2019 Equity Plan, incentive stock options may be granted to employees and officers and non-qualified options may be granted to employees, officers, and directors, at not less than 100 percent of the fair market value on the date of grant.
Approximately 21.7 million options or 15.2 million restricted stock units were available for grant under our 2019 Equity Plan as of March 31, 2023.
Stock Options
Options granted under the 2019 Equity Plan and the 2000 Equity Plan generally expire ten years from the date of grant. All outstanding options were fully vested and exercisable as of March 31, 2023.
The following table summarizes our stock option activity for the fiscal year ended March 31, 2023:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2022	286	$39.28
Granted	4	123.23
Exercised	(168)	40.10
Forfeited, cancelled or expired	(1)	64.95
Outstanding as of March 31, 2023	121	$40.43	2.00	$10
Vested and expected to vest	121	$40.43	2.00	$10
Exercisable as of March 31, 2023	120	$40.25	1.99	$10
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of March 31, 2023, which would have been received by the option holders had all the option holders exercised their options as of that date. The total intrinsic values of stock options exercised during fiscal years 2023, 2022, and 2021 were $15 million, $8 million, and $76 million, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Units
We grant restricted stock units under our 2019 Equity Plan to employees worldwide. Restricted stock units are unfunded, unsecured rights to receive common stock upon the satisfaction of certain vesting criteria. Upon vesting, a number of shares of common stock equivalent to the number of restricted stock units are typically issued net of required tax withholding requirements, if any. Restricted stock units are subject to forfeiture and transfer restrictions. Vesting for restricted stock units is based on the holders’ continued employment with us through each applicable vest date. If the vesting conditions are not met, unvested restricted stock units will be forfeited. Our restricted stock units generally vest over 35 months to four years.

Each restricted stock unit granted reduces the number of shares available for grant by 1.43 shares under our 2019 Equity Plan. The following table summarizes our restricted stock units activity, excluding performance-based and market-based restricted stock unit activity which is discussed below, for the fiscal year ended March 31, 2023:

	Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2022	6,682	$129.57
Granted	5,391	126.41
Vested	(3,649)	126.50
Forfeited or cancelled	(922)	131.56
Outstanding as of March 31, 2023	7,502	$128.54
The grant date fair value of restricted stock units is based on the quoted market price of our common stock on the date of grant. The weighted-average grant date fair values of restricted stock units granted during fiscal years 2023, 2022, and 2021 were $126.41, $136.78, and $127.27 respectively. The fair values of restricted stock units that vested during fiscal years 2023, 2022, and 2021 were $460 million, $457 million, and $420 million, respectively.
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

The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the fiscal year ended March 31, 2023:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2022	190	$142.60
Granted	509	127.98
Vested	(73)	142.60
Forfeited or cancelled	(69)	136.28
Outstanding as of March 31, 2023	557	$130.03
The weighted-average grant date fair values of performance-based restricted stock units granted during fiscal years 2023 and 2022 were $127.98 and $140.48, respectively. The fair values of performance-based restricted stock units that vested during fiscal years 2023 and 2022 were $9 million and $38 million, respectively. There were no performance-based restricted stock units granted or vested during fiscal year 2021.

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
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the year ended March 31, 2023:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2022	1,321	$134.69
Granted	178	176.70
Vested	(95)	114.97
Forfeited or cancelled	(582)	129.16
Outstanding as of March 31, 2023	822	$149.98
The weighted-average grant date fair values of market-based restricted stock units granted during fiscal years 2023, 2022, and 2021 were $176.70, $170.44, and $145.78, respectively. The fair values of market-based restricted stock units that vested during fiscal years 2023, 2022, and 2021 were $12 million, $37 million, and $19 million, respectively.
ESPP
Pursuant to our ESPP, eligible employees may authorize payroll deductions of between 2 percent and 10 percent of their compensation to purchase shares of common stock at 85 percent of the lower of the market price of our common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period.
The following table summarizes our ESPP activity for fiscal years ended March 31, 2023, 2022 and 2021:

	Shares Issued (in millions)	Exercise Prices for Purchase Rights	Weighted-Average Fair Values of Purchase Rights
Fiscal Year 2021	0.7	$74.70 - $119.37	$29.80
Fiscal Year 2022	0.6	$113.39 - $118.14	$35.94
Fiscal Year 2023	0.7	$96.34 - $111.86	$33.91
The fair values were estimated on the date of grant using the Black-Scholes valuation model. We issue new common stock out of the ESPP’s pool of authorized shares. As of March 31, 2023, 3.5 million shares were available for grant under our ESPP.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2023	2022	2021
Cost of revenue	$7	$6	$5
Research and development	367	356	285
Marketing and sales	59	54	46
General and administrative	115	112	99
Stock-based compensation expense	$548	$528	$435
During the fiscal years ended March 31, 2023, 2022, and 2021, we recognized $72 million, $68 million, and $56 million, respectively, of deferred income tax benefit related to our stock-based compensation expense.
As of March 31, 2023, our total unrecognized compensation cost related to stock options, restricted stock units, market-based restricted stock units, and performance-based restricted stock units was $740 million and is expected to be recognized over a weighted-average service period of 1.8 years. Of the $740 million of unrecognized compensation cost, $714 million relates to restricted stock units, $19 million relates to market-based restricted stock units, and $7 million relates to performance-based restricted stock units.
Deferred Compensation Plan
We have a Deferred Compensation Plan (“DCP”) for the benefit of a select group of management or highly compensated employees and directors, which is unfunded and intended to be a plan that is not qualified within the meaning of section 401(a) of the Internal Revenue Code. The DCP permits the deferral of the annual base salary and/or director cash compensation up to a maximum amount. The deferrals are held in a separate trust, which has been established by us to administer the DCP. The trust is a grantor trust and the specific terms of the trust agreement provide that the assets of the trust are available to satisfy the claims of general creditors in the event of our insolvency. The assets held by the trust are classified as trading securities and are held at fair value on our Consolidated Balance Sheets. The assets and liabilities of the DCP are presented in other assets and other liabilities on our Consolidated Balance Sheets, respectively, with changes in the fair value of the assets and in the deferred compensation liability recognized as compensation expense. The estimated fair value of the assets was $23 million and $21 million as of March 31, 2023 and 2022, respectively. As of March 31, 2023 and 2022, $24 million and $22 million were recorded, respectively, to recognize undistributed deferred compensation due to employees.
401(k) Plan, Registered Retirement Savings Plan and ITP Plan
We have a 401(k) plan covering substantially all of our U.S. employees, a Registered Retirement Savings Plan covering substantially all of our Canadian employees, and an ITP pension plan covering substantially all our Swedish employees. These plans may permit us to make discretionary contributions to employees’ accounts based on our financial performance. We contributed an aggregate of $42 million, $41 million, and $40 million to these plans in fiscal years 2023, 2022, and 2021, respectively.
Stock Repurchase Program
In May 2018, a Special Committee of our Board of Directors, on behalf of the full Board of Directors, authorized a program to repurchase up to $2.4 billion of our common stock. We completed repurchases under the May 2018 program in April 2020.
In November 2020, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. We completed repurchases under the November 2020 program in October 2022.

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
The following table summarizes total shares repurchased during fiscal years 2023, 2022, and 2021:

	May 2018 Program		November 2020 Program		August 2022 Program		Total
(In millions)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Fiscal Year 2021	0.7	$78	4.9	$651	—	$—	5.6	$729
Fiscal Year 2022	—	$—	9.5	$1,300	—	$—	9.5	$1,300
Fiscal Year 2023	—	$—	5.1	$650	5.3	$645	10.4	$1,295

(16) INTEREST AND OTHER INCOME (EXPENSE), NET
Interest and other income (expense), net, for the fiscal years ended March 31, 2023, 2022 and 2021 consisted of (in millions):

	Year Ended March 31,
	2023	2022	2021
Interest expense	(58)	(58)	(45)
Interest income	49	4	24
Net gain (loss) on foreign currency transactions	31	(22)	9
Net gain (loss) on foreign currency forward contracts	(29)	21	(19)
Other income (expense), net	1	7	2
Interest and other income (expense), net	$(6)	$(48)	$(29)

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

	Year Ended March 31,
(In millions, except per share amounts)	2023	2022	2021
Net income	$802	$789	$837
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	277	284	289
Dilutive potential common shares related to stock award plans	1	2	3
Weighted-average common stock outstanding — diluted	278	286	292
Earnings per share:
Basic	$2.90	$2.78	$2.90
Diluted	$2.88	$2.76	$2.87
Certain restricted stock units, market-based restricted stock units and performance-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. For the fiscal year ended March 31, 2023, two million such shares were excluded, and for the fiscal years ended March 31, 2022 and 2021, one million and two million such shares were excluded, respectively.

(18) SEGMENT AND REVENUE INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Our CODM currently reviews total company operating results to assess overall performance and allocate resources. As of March 31, 2023, we have only one reportable segment, which represents our only operating segment.
Information about our total net revenue by timing of recognition for the fiscal years ended March 31, 2023, 2022 and 2021 is presented below (in millions):

	Year Ended March 31,
	2023	2022	2021
Net revenue by timing of recognition
Revenue recognized at a point in time	$2,389	$2,326	$2,006
Revenue recognized over time	5,037	4,665	3,623
Net revenue	$7,426	$6,991	$5,629
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
Information about our total net revenue by composition for the fiscal years ended March 31, 2023, 2022 and 2021 is presented below (in millions):

	Year Ended March 31,
	2023	2022	2021
Net revenue by composition
Full game downloads	$1,262	$1,282	$918
Packaged goods	675	711	695
Full game	1,937	1,993	1,613

Live services and other	5,489	4,998	4,016
Net revenue	$7,426	$6,991	$5,629
Full game net revenue includes full game downloads and packaged goods. Full game downloads primarily includes revenue from digital sales of full games on console, PC, mobile phones and tablets. Packaged goods primarily includes revenue from software that is sold physically through traditional channels such as brick and mortar retailers and certain licensing revenue.
Live services and other net revenue primarily includes revenue from sales of extra content for console, PC, and mobile games, certain licensing revenue, subscriptions, and advertising.

Information about our total net revenue by platform for the fiscal years ended March 31, 2023, 2022 and 2021 is presented below (in millions):

	Year Ended March 31,
	2023	2022	2021
Platform net revenue
Console	$4,443	$4,400	$3,716
PC and other	1,729	1,532	1,195
Mobile	1,254	1,059	718
Net revenue	$7,426	$6,991	$5,629
Information about our operations in North America and internationally for the fiscal years ended March 31, 2023, 2022 and 2021 is presented below (in millions):

	Year Ended March 31,
	2023	2022	2021
Net revenue from unaffiliated customers
North America	$3,151	$3,039	$2,474
International	4,275	3,952	3,155
Net revenue	$7,426	$6,991	$5,629

	As of March 31,
	2023	2022
Long-lived assets
North America	$445	$446
International	104	104
Total	$549	$550
We attribute net revenue from external customers to individual countries based on the location of the legal entity that sells the products and/or services. Note that revenue attributed to the legal entity that makes the sale is often not the country where the consumer resides. For example, revenue generated by our Swiss legal entity includes digital revenue from consumers who reside outside of Switzerland, including consumers who reside outside of Europe. Revenue generated by our Swiss legal entity during fiscal years 2023, 2022, and 2021 represents $4,085 million, $3,423 million and $2,731 million or 55 percent, 49 percent and 49 percent of our total net revenue, respectively. Revenue generated in the United States represents over 99 percent of our total North America net revenue. There were no other countries with net revenue greater than 10 percent.
In fiscal year 2023, our direct sales to Sony and Microsoft represented approximately 32 percent and 16 percent of total net revenue, respectively. In fiscal year 2022, our direct sales to Sony and Microsoft represented approximately 33 percent and 16 percent of total net revenue, respectively. In fiscal year 2021, our direct sales to Sony and Microsoft represented approximately 36 percent and 18 percent of total net revenue, respectively.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Electronic Arts Inc. and subsidiaries (the Company) as of April 1, 2023 and April 2, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three fiscal year period ended April 1, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of April 1, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 1, 2023 and April 2, 2022, and the results of its operations and its cash flows for each of the fiscal years in the three fiscal year period ended April 1, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 1, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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
The Company reported net revenue of $7,426 million for the year-ended April 1, 2023 and deferred net revenue of $2,071 million as of April 1, 2023.
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
May 24, 2023

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended March 31, 2023 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B:     Other Information
None.
Item 9C:     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10:     Directors, Executive Officers and Corporate Governance
The information required by Item 10, other than the information regarding executive officers, which is included in Part I, Item 1 of this report, is incorporated herein by reference to the information to be included in our 2023 Proxy under the headings “Proxy Highlights”, “Board of Directors and Corporate Governance” and, as applicable, “Delinquent Section 16(a) Reports.
Item 11:     Executive Compensation
The information required by Item 11 is incorporated herein by reference to the information to be included in the 2023 Proxy under the headings “Director Compensation”, “Compensation Discussion & Analysis” and “Compensation Committee Interlocks and Insider Participation.”
Item 12:     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference to the information to be included in the 2023 Proxy under the headings “Executive Compensation Tables” and “Security Ownership of Certain Beneficial Owners and Management.”
Item 13:     Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to the information to be included in the 2023 Proxy under the headings “Director Independence”, “Related Persons Transaction Policy”, and, as applicable, “Related Person Transactions.”
Item 14:     Principal Accountant Fees and Services
The information required by Item 14 is incorporated herein by reference to the information to be included in Proposal 3 of the 2023 Proxy and under the heading “Audit Matters.”
PART IV
Item 15:     Exhibits and Financial Statements
(a)Documents filed as part of this report
1.   Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 36 of this report.
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
Item 16:     Form 10-K Summary
None.

ELECTRONIC ARTS INC.
2023 FORM 10-K ANNUAL REPORT
EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
2.01	Share Purchase Agreement, dated as of June 23, 2021, by and among Electronic Arts Inc., Pine Interactive Ltd. and WB/TT Holdings, Inc.	8-K	000-17948	6/23/2021

3.01	Amended and Restated Certificate of Incorporation	8-K	000-17948	8/13/2021

3.02	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	000-17948	8/15/2022

3.03	Amended and Restated Bylaws	8-K	000-17948	8/15/2022

4.01	Specimen Certificate of Registrant’s Common Stock	10-Q	000-17948	2/6/2018

4.02	Description of Securities				X

4.03	Indenture, dated as of February 24, 2016 by and between Electronic Arts Inc. and U.S. Bank National Association, as Trustee	8-K	000-17948	2/24/2016

4.04	First Supplemental Indenture, dated as of February 24, 2016, between Electronic Arts Inc. and U.S. Bank National Association, as Trustee	8-K	000-17948	2/24/2016

4.05	Second Supplemental Indenture, dated as of February 11, 2021, between Electronic Arts Inc. and U.S. Bank National Association, as Trustee	8-K	000-17948	2/11/2021

10.01*	Form of Indemnity Agreement with Directors	10-K	000-17948	6/4/2004

10.02*	Electronic Arts Inc. Executive Bonus Plan	8-K	000-17948	5/25/2021

10.03*	Electronic Arts Inc. Deferred Compensation Plan	10-Q	000-17948	8/6/2007

10.04*	Electronic Arts Inc. Amended and Restated Change in Control Severance Plan	8-K	000-17948	11/19/2021

10.05*	First Amendment to the Electronic Arts Deferred Compensation Plan, as amended and restated	10-K	000-17948	5/22/2009

10.06*	EA Bonus Plan	8-K	000-17948	5/18/2018

10.07*	Form of Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/25/2021

10.08*	Form of Performance-Based Restricted Stock Unit Agreement	10-K	000-17948	5/25/2022

10.09*	Form of Performance-Based Restricted Stock Unit Agreement				X

10.10*	Form of November 2019 Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	11/12/2019

10.11*	2000 Equity Incentive Plan, as amended, and related documents	8-K	000-17948	8/1/2016

10.12*	2000 Employee Stock Purchase Plan, as amended	10-Q	000-17948	2/8/2022

10.13*	Form of Restricted Stock Unit Agreement				X

10.14*	Form of Restricted Stock Unit Agreement For Non-Employee Directors				X

10.15*	Amended and Restated 2019 Equity Incentive Plan	8-K	000-17948	8/15/2022

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
10.16*	Electronic Arts Inc. Executive Officer Cash Severance Policy	8-K	000-17948	9/1/2022

10.17*	Offer Letter for Employment at Electronic Arts Inc. to Andrew Wilson, dated September 15, 2013	8-K	000-17948	9/17/2013

10.18*	Offer Letter for Employment at Electronic Arts Inc. to Christopher Suh, dated January 14, 2022	8-K	000-17948	1/31/2022

10.19*	Offer Letter for Employment at Electronic Arts Inc. to Ken Moss, dated June 6, 2014	10-Q	000-17948	8/5/2014

10.20*	Offer Letter for Employment at Electronic Arts Inc. to Chris Bruzzo, dated July 21, 2014	10-Q	000-17948	11/4/2014

10.21*	Offer Letter for Employment at Electronic Arts Inc. to Mala Singh, dated August 27, 2016	10-Q	000-17948	11/8/2016

10.22**	Durango Publisher License Agreement, dated June 29, 2012, by and among Electronic Arts Inc., EA International (Studio & Publishing) Ltd., Microsoft Licensing, GP and Microsoft Corporation	10-K	000-17948	5/21/2014

10.23**	Xbox Console Publisher License Agreement, dated as of September 30, 2020, between Microsoft Corporation, Electronic Arts Inc. and EA Swiss Sàrl	10-Q	000-17948	11/10/2020

10.24**
Playstation Global Developer & Publisher Agreement, dated April 1, 2018, by and among Electronic Arts Inc., EA International (Studio & Publishing) Ltd., Sony Interactive Entertainment Inc., Sony Interactive Entertainment LLC, and Sony Interactive Entertainment Europe Ltd
		10-Q	000-17948	8/8/2018

10.25**
PlayStation 5 Amendment to the PlayStation Global Developer and Publisher Agreement, dated as of October 15, 2020, by and among Electronic Arts Inc., EA Swiss Sàrl, Sony Interactive Entertainment, Inc., Sony Interactive Entertainment LLC, and Sony Interactive Entertainment Europe Limited
		10-Q	000-17948	11/10/2020

10.26	Credit Agreement, dated March 22, 2023, by and among Electronic Arts Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-17948	3/22/2023

21.1	Subsidiaries of the Registrant				X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS†	Inline XBRL Instance Document				X

101.SCH†	Inline XBRL Taxonomy Extension Schema Document				X

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
**	Confidential portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC ARTS INC.
By:	/s/ Andrew Wilson
Andrew Wilson
Chief Executive Officer
Date: May 24, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 24th of May, 2023.

Name	Title

/s/ Andrew Wilson	Chief Executive Officer
Andrew Wilson

/s/ Chris Suh	Executive Vice President and
Chris Suh	Chief Financial Officer

/s/ Eric Kelly	Senior Vice President and
Eric Kelly	Chief Accounting Officer

Directors:
/s/ Andrew Wilson	Chair of the Board
Andrew Wilson

/s/ Kofi A. Bruce	Director
Kofi A. Bruce

/s/ Rachel A. Gonzalez	Director
Rachel A. Gonzalez

/s/ Jeffrey T. Huber	Director
Jeffrey T. Huber

/s/ Talbott Roche	Director
Talbott Roche

/s/ Richard A. Simonson	Director
Richard A. Simonson

/s/ Luis A. Ubiñas	Director
Luis A. Ubiñas

/s/ Heidi Ueberroth	Director
Heidi Ueberroth