Form 10-Q
period 2023-06-30
ELECTRONIC ARTS INC.
filed 2023-08-08
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
As of August 4, 2023, there were 270,911,657 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2023

PART I – FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	June 30, 2023	March 31, 2023 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,259	$2,424
Short-term investments	343	343
Receivables, net	517	684
Other current assets	455	518
Total current assets	3,574	3,969
Property and equipment, net	545	549
Goodwill	5,381	5,380
Acquisition-related intangibles, net	577	618
Deferred income taxes, net	2,555	2,462
Other assets	451	481
TOTAL ASSETS	$13,083	$13,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75	$99
Accrued and other current liabilities	1,145	1,285
Deferred net revenue (online-enabled games)	1,580	1,901
Total current liabilities	2,800	3,285
Senior notes, net	1,880	1,880
Income tax obligations	681	607
Deferred income taxes, net	1	1
Other liabilities	387	393
Total liabilities	5,749	6,166
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 272 and 273 shares issued and outstanding, respectively	3	3
Additional paid-in capital	—	—
Retained earnings	7,406	7,357
Accumulated other comprehensive income (loss)	(75)	(67)
Total stockholders’ equity	7,334	7,293
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,083	$13,459

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended June 30,
(In millions, except per share data)	2023	2022
Net revenue	$1,924	$1,767
Cost of revenue	368	314
Gross profit	1,556	1,453
Operating expenses:
Research and development	596	572
Marketing and sales	229	234
General and administrative	163	167
Amortization and impairment of intangibles	25	39
Restructuring (See Note 7)	1	—
Total operating expenses	1,014	1,012
Operating income	542	441
Interest and other income (expense), net	14	(5)
Income before provision for income taxes	556	436
Provision for income taxes	154	125
Net income	$402	$311
Earnings per share:
Basic	$1.48	$1.11
Diluted	$1.47	$1.11
Number of shares used in computation:
Basic	272	279
Diluted	274	281

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended June 30,
(In millions)	2023	2022
Net income	$402	$311
Other comprehensive income (loss), net of tax:
Net gains (losses) on available-for-sale securities	—	(1)
Net gains (losses) on derivative instruments	(15)	90
Foreign currency translation adjustments	7	(33)
Total other comprehensive income (loss), net of tax	(8)	56
Total comprehensive income	$394	$367

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except share data in thousands)	Shares	Amount
Balances as of March 31, 2023	272,914	$3	$—	$7,357	$(67)	$7,293
Total comprehensive income	—	—	—	402	(8)	394
Stock-based compensation	—	—	130	—	—	130
Issuance of common stock	1,408	—	(105)	—	—	(105)
Common stock repurchases and excise tax	(2,574)	—	(25)	(301)	—	(326)
Cash dividends declared ($0.19 per common share)	—	—	—	(52)	—	(52)
Balances as of June 30, 2023	271,748	$3	$—	$7,406	$(75)	$7,334

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except share data in thousands)	Shares	Amount
Balances as of March 31, 2022	280,051	$3	$—	$7,607	$15	$7,625
Total comprehensive income	—	—	—	311	56	367
Stock-based compensation	—	—	125	—	—	125
Issuance of common stock	1,413	—	(103)	—	—	(103)
Common stock repurchases	(2,512)	—	(22)	(298)	—	(320)
Cash dividends declared ($0.19 per common share)	—	—	—	(53)	—	(53)
Balances as of June 30, 2022	278,952	$3	$—	$7,567	$71	$7,641

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three Months Ended June 30,
(In millions)	2023	2022
OPERATING ACTIVITIES
Net income	$402	$311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and impairment	88	114
Stock-based compensation	130	125
Change in assets and liabilities:
Receivables, net	167	70
Other assets	96	(15)
Accounts payable	(18)	(16)
Accrued and other liabilities	(92)	(105)
Deferred income taxes, net	(93)	(86)
Deferred net revenue (online-enabled games)	(321)	(476)
Net cash provided by operating activities	359	(78)
INVESTING ACTIVITIES
Capital expenditures	(45)	(59)
Proceeds from maturities and sales of short-term investments	151	87
Purchase of short-term investments	(150)	(93)
Net cash used in investing activities	(44)	(65)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	1
Cash dividends paid	(52)	(53)
Cash paid to taxing authorities for shares withheld from employees	(105)	(104)
Common stock repurchases	(325)	(320)
Net cash used in financing activities	(482)	(476)
Effect of foreign exchange on cash and cash equivalents	2	(31)
Increase (decrease) in cash and cash equivalents	(165)	(650)
Beginning cash and cash equivalents	2,424	2,732
Ending cash and cash equivalents	$2,259	$2,082
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$23	$36

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Electronic Arts is a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and services that can be experienced on game consoles, PCs, mobile phones and tablets. At our core is a portfolio of intellectual property from which we create innovative games and experiences that deliver high-quality entertainment and drive engagement across our network of hundreds of millions of unique active accounts. Our portfolio includes brands that we either wholly own (such as Apex Legends, Battlefield, and The Sims) or license from others (such as Madden NFL, Star Wars, and the 300+ licenses within our global football ecosystem). Through our live services offerings, we offer high-quality experiences designed to provide value to players, and extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our base games. We are focusing on building games and experiences that grow the global online communities around our key franchises; reaching more players through connecting interactive storytelling to key intellectual property; and building re-occurring revenue from our annualized sports franchises, our console, PC and mobile catalog titles, and our live services.
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2024 contains 52 weeks and ends on March 30, 2024. Our results of operations for the fiscal year ended March 31, 2023 contained 52 weeks and ended on April 1, 2023. Our results of operations for the three months ended June 30, 2023 contained 13 weeks and ended on July 1, 2023. Our results of operations for the three months ended June 30, 2022 contained 13 weeks and ended on July 2, 2022. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, as filed with the United States Securities and Exchange Commission (“SEC”) on May 24, 2023.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2023 and March 31, 2023, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of June 30, 2023	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$57	$57	$—	$—	Cash equivalents
Money market funds	629	629	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	97	—	97	—	Short-term investments
U.S. Treasury securities	96	96	—	—	Short-term investments
U.S. agency securities	24	—	24	—	Short-term investments
Commercial paper	71	—	71	—	Short-term investments and cash equivalents
Foreign government securities	10	—	10	—	Short-term investments
Asset-backed securities	38	—	38	—	Short-term investments
Certificates of deposit	15	—	15	—	Short-term investments
Foreign currency derivatives	27	—	27	—	Other current assets and other assets
Deferred compensation plan assets (a)	25	25	—	—	Other assets
Total assets at fair value	$1,089	$807	$282	$—
Liabilities
Foreign currency derivatives	$53	$—	$53	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	26	26	—	—	Other liabilities
Total liabilities at fair value	$79	$26	$53	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2023	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$56	$56	$—	$—	Cash equivalents
Money market funds	956	956	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	113	—	113	—	Short-term investments
U.S. Treasury securities	80	80	—	—	Short-term investments
U.S. agency securities	28	—	28	—	Short-term investments and cash equivalents
Commercial paper	66	—	66	—	Short-term investments and cash equivalents
Foreign government securities	11	—	11	—	Short-term investments
Asset-backed securities	37	—	37	—	Short-term investments
Certificates of deposit	14	—	14	—	Short-term investments
Foreign currency derivatives	29	—	29	—	Other current assets and other assets
Deferred compensation plan assets (a)	23	23	—	—	Other assets
Total assets at fair value	$1,413	$1,115	$298	$—
Liabilities
Foreign currency derivatives	$65	$—	$65	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	24	24	—	—	Other liabilities
Total liabilities at fair value	$89	$24	$65	$—

(a)The Deferred Compensation Plan consists of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, for additional information regarding our Deferred Compensation Plan.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of June 30, 2023 and March 31, 2023, our cash and cash equivalents were $2,259 million and $2,424 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.

Short-Term Investments
Short-term investments consisted of the following as of June 30, 2023 and March 31, 2023 (in millions):

	As of June 30, 2023				As of March 31, 2023
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$98	$—	$(1)	$97	$114	$—	$(1)	$113
U.S. Treasury securities	96	—	—	96	80	—	—	80
U.S. agency securities	24	—	—	24	25	—	—	25
Commercial paper	63	—	—	63	63	—	—	63
Foreign government securities	10	—	—	10	11	—	—	11
Asset-backed securities	38	—	—	38	37	—	—	37
Certificates of deposit	15	—	—	15	14	—	—	14
Short-term investments	$344	$—	$(1)	$343	$344	$—	$(1)	$343
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of June 30, 2023 and March 31, 2023 (in millions):

	As of June 30, 2023		As of March 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$275	$274	$267	$266
Due 1 year through 5 years	65	65	72	72
Due after 5 years	4	4	5	5
Short-term investments	$344	$343	$344	$343

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

	As of June 30, 2023			As of March 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$257	$3	$4	$371	$2	$9
Forward contracts to sell	$1,830	$23	$45	$2,255	$23	$46
The effects of cash flow hedge accounting in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022 are as follows (in millions):

	Three Months Ended June 30,
	2023		2022
	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,924	$596	$1,767	$572
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$30	$(5)	$19	$(3)
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of June 30, 2023			As of March 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$447	$—	$2	$504	$4	$—
Forward contracts to sell	$568	$1	$2	$587	$—	$10

The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022 was as follows (in millions):

	Three Months Ended June 30,
	2023	2022
	Interest and other income (expense), net
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$14	$(5)
Gains (losses) on foreign currency forward contracts not designated as hedging instruments	$3	$13

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended June 30, 2023 and 2022 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2023	$(1)	$13	$(79)	$(67)
Other comprehensive income (loss) before reclassifications	—	10	7	17
Amounts reclassified from accumulated other comprehensive income (loss)	—	(25)	—	(25)
Total other comprehensive income (loss), net of tax	—	(15)	7	(8)
Balances as of June 30, 2023	$(1)	$(2)	$(72)	$(75)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2022	$(3)	$47	$(29)	$15
Other comprehensive income (loss) before reclassifications	(1)	106	(33)	72
Amounts reclassified from accumulated other comprehensive income (loss)	—	(16)	—	(16)
Total other comprehensive income (loss), net of tax	(1)	90	(33)	56
Balances as of June 30, 2022	$(4)	$137	$(62)	$71
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2023 and 2022 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$(30)	$(19)
Research and development	5	3
Total net (gain) loss reclassified, net of tax	$(25)	$(16)

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the three months ended June 30, 2023 are as follows (in millions):

	As of March 31, 2023	Activity	Effects of Foreign Currency Translation	As of June 30, 2023
Goodwill	$5,748	$—	$1	$5,749
Accumulated impairment	(368)	—	—	(368)
Total	$5,380	$—	$1	$5,381
Acquisition-related intangibles consisted of the following (in millions):

	As of June 30, 2023			As of March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Finite-lived acquisition-related intangibles
Developed and core technology	$1,051	$(775)	$276	$1,051	$(754)	$297
Trade names and trademarks	596	(302)	294	596	(285)	311
Registered user base and other intangibles	56	(53)	3	56	(50)	6
Total finite-lived acquisition-related intangibles	$1,703	$(1,130)	$573	$1,703	$(1,089)	$614
Indefinite-lived acquisition-related intangibles
In-process research and development	$4	$—	$4	$4	$—	$4
Total acquisition-related intangibles, net	$1,707	$(1,130)	$577	$1,707	$(1,089)	$618
Amortization of intangibles for the three months ended June 30, 2023 and 2022 are classified in the Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months Ended June 30,
	2023	2022
Cost of revenue	$16	$30
Operating expenses	25	39
Total	$41	$69
During the three months ended June 30, 2023 and 2022, there were no impairment charges for acquisition-related intangible assets.
Acquisition-related intangible assets are generally amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, currently ranging from 2 to 7 years. As of June 30, 2023 and March 31, 2023, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 4.7 and 4.8 years, respectively.

As of June 30, 2023, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Condensed Consolidated Statements of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2024 (remaining nine months)	$109
2025	122
2026	118
2027	99
2028	96
2029	29
Total	$573

(7) RESTRUCTURING ACTIVITIES
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
Since the inception of the 2023 Restructuring Plan through June 30, 2023, we have incurred charges of $158 million. We do not expect to record material future charges.

Restructuring activities as of June 30, 2023 were as follows (in millions):

	Acquisition-Related Intangibles Impairments and Other Charges (a)	Workforce (a)	Office Space Reductions (b)	Total
Charges to operations	$68	$43	$44	$155
Charges settled in cash	—	(10)	—	(10)
Non-cash items	(66)	—	(44)	(110)
Liability as of March 31, 2023	$2	$33	$—	$35
Charges to operations	—	1	2	3
Charges settled in cash	(2)	(17)	—	(19)
Non-cash items	—	—	(2)	(2)
Liability as of June 30, 2023	$—	$17	$—	$17
(a) Charges are recorded within Restructuring in the Condensed Consolidated Statement of Operations.
(b) Charges are recorded within General and administrative expenses in the Condensed Consolidated Statement of Operations.

The restructuring liability of $17 million as of June 30, 2023, is included in accrued and other current liabilities on the Condensed Consolidated Balance Sheets.

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
During the three months ended June 30, 2023 and 2022, we did not recognize any material losses or impairment charges on royalty-based commitments.

The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of June 30, 2023	As of March 31, 2023
Other current assets	$92	$105
Other assets	33	31
Royalty-related assets	$125	$136
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

	As of June 30, 2023	As of March 31, 2023
Accrued and other current liabilities	$211	$208
Other liabilities	3	—
Royalty-related liabilities	$214	$208
As of June 30, 2023, we were committed to pay approximately $2,438 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 12 for further information on our developer and licensor commitments.

(9) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of June 30, 2023 and March 31, 2023 consisted of (in millions):

	As of June 30, 2023	As of March 31, 2023
Computer, equipment and software	$912	$892
Buildings	373	369
Leasehold improvements	189	186
Equipment, furniture and fixtures, and other	93	92
Land	66	66
Construction in progress	18	11
	1,651	1,616
Less: accumulated depreciation	(1,106)	(1,067)
Property and equipment, net	$545	$549
Depreciation expense associated with property and equipment was $49 million and $44 million for the three months ended June 30, 2023 and 2022, respectively.

Accrued and Other Current Liabilities
Accrued and other current liabilities as of June 30, 2023 and March 31, 2023 consisted of (in millions):

	As of June 30, 2023	As of March 31, 2023
Accrued compensation and benefits	$311	$436
Accrued royalties	211	208
Deferred net revenue (other)	75	103
Operating lease liabilities	68	66
Other accrued expenses	409	382
Sales returns and price protection reserves	71	90
Accrued and other current liabilities	$1,145	$1,285
Deferred net revenue (other) includes the deferral of licensing arrangements, subscription revenue, and other revenue for which revenue recognition criteria has not been met.
Deferred net revenue
Deferred net revenue as of June 30, 2023 and March 31, 2023 consisted of (in millions):

	As of June 30, 2023	As of March 31, 2023
Deferred net revenue (online-enabled games)	$1,580	$1,901
Deferred net revenue (other)	75	103
Deferred net revenue (noncurrent)	63	67
Total deferred net revenue	$1,718	$2,071
During the three months ended June 30, 2023 and 2022, we recognized $1,124 million and $1,240 million of revenue, respectively, that were included in the deferred net revenue balance at the beginning of the period.
Remaining Performance Obligations
As of June 30, 2023, revenue allocated to remaining performance obligations consists of our deferred revenue balance of $1,718 million. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue. We expect to recognize substantially all of the current portion of deferred net revenue as revenue over the next 12 months.

(10) INCOME TAXES
The provision for income taxes for the three months ended June 30, 2023 is based on our projected annual effective tax rate for fiscal year 2024, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three months ended June 30, 2023 was 28 percent, as compared to 29 percent for the same period in fiscal year 2023. The rate for the three months ended June 30, 2023 was lower than the same period in the prior year due to a higher proportion of non-U.S. income in jurisdictions with lower tax rates.

We are subject to income tax examinations in various jurisdictions with respect to fiscal years after 2013. The timing and potential resolution of income tax examinations is highly uncertain. The gross unrecognized tax benefits as of June 30, 2023 were $942 million.

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
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of June 30, 2023	As of March 31, 2023
Senior Notes:
4.80% Senior Notes due 2026	$400	$400
1.85% Senior Notes due 2031	750	750
2.95% Senior Notes due 2051	750	750
Total principal amount	$1,900	$1,900
Unaccreted discount	(6)	(6)
Unamortized debt issuance costs	(14)	(14)
Net carrying value of Senior Notes	$1,880	$1,880

Fair value of Senior Notes (Level 2)	$1,510	$1,540
As of June 30, 2023, the remaining life of the 2026 Notes, 2031 Notes and 2051 Notes is approximately 2.7 years, 7.6 years, and 27.6 years, respectively.
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

The Credit Facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a debt to EBITDA ratio. As of June 30, 2023, we were in compliance with the debt to EBITDA ratio.
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
As of June 30, 2023, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for the three months ended June 30, 2023 and 2022 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,
	2023	2022
Amortization of debt issuance costs	$(1)	$—
Coupon interest expense	(14)	(14)
Total interest expense	$(15)	$(14)

(12) COMMITMENTS AND CONTINGENCIES
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
The following table summarizes our minimum contractual obligations as of June 30, 2023 (in millions):

		Fiscal Years Ending March 31,
		2024
		(Remaining
	Total	nine mos.)	2025	2026	2027	2028	2029	Thereafter
Unrecognized commitments
Developer/licensor commitments	$2,438	$294	$484	$520	$477	$226	$207	$230
Marketing commitments	1,533	173	247	311	269	171	111	251
Senior Notes interest	767	35	55	54	36	36	36	515
Operating lease imputed interest	41	8	8	6	5	4	3	7
Operating leases not yet commenced (a)	100	—	3	8	8	8	8	65
Other purchase obligations	598	212	213	143	29	1	—	—
Total unrecognized commitments	5,477	722	1,010	1,042	824	446	365	1,068

Recognized commitments
Senior Notes principal and interest	1,920	20	—	400	—	—	—	1,500
Operating leases	337	51	62	51	37	29	19	88
Transition Tax and other taxes	17	4	6	7	—	—	—	—
Total recognized commitments	2,274	75	68	458	37	29	19	1,588

Total Commitments	$7,751	$797	$1,078	$1,500	$861	$475	$384	$2,656
(a)As of June 30, 2023, we have entered into an office lease that has not yet commenced with aggregate future lease payments of approximately $100 million. This lease is expected to commence in fiscal year 2024, and will have a lease term of 12 years.
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of June 30, 2023; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to the amounts included in the table above, as of June 30, 2023, we had a net liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $668 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

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
There were no ESPP shares issued during the three months ended June 30, 2023 and 2022. There were an insignificant number of stock options granted during the three months ended June 30, 2023 and 2022.
The assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Three Months Ended June 30,
	2023	2022
Risk-free interest rate	4.4%	3.3%
Expected volatility	25 - 59%	33 - 56%
Weighted-average volatility	39%	43%
Expected dividends	None	None

Stock Options
The following table summarizes our stock option activity for the three months ended June 30, 2023:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2023	121	$40.43
Granted	1	127.42
Exercised	(2)	90.77
Outstanding as of June 30, 2023	120	$40.21	1.63	$11
Vested and expected to vest	120	$40.21	1.63	$11
Exercisable as of June 30, 2023	120	$40.21	1.63	$11
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of June 30, 2023, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Units
The following table summarizes our restricted stock units activity for the three months ended June 30, 2023:

	Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2023	7,502	$128.54
Granted	3,838	128.56
Vested	(2,150)	130.19
Forfeited or cancelled	(269)	129.97
Outstanding as of June 30, 2023	8,921	$128.11
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

The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the three months ended June 30, 2023:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2023	557	$130.03
Granted	682	128.66
Vested	(73)	127.98
Forfeited or cancelled	(242)	128.77
Outstanding as of June 30, 2023	924	$129.51
Market-Based Restricted Stock Units
Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the market-based restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be issued at vesting will range from zero to 200 percent of the target number of market-based restricted stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the Nasdaq-100 Index for each measurement period, over either a two-year and four-year cumulative period or a three-year period.
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the three months ended June 30, 2023:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2023	822	$149.98
Granted	143	152.92
Vested	(17)	145.78
Forfeited or cancelled	(445)	148.09
Outstanding as of June 30, 2023	503	$152.63
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,
	2023	2022
Cost of revenue	$2	$2
Research and development	93	81
Marketing and sales	11	13
General and administrative	24	29
Stock-based compensation expense	$130	$125
During the three months ended June 30, 2023 and June 30, 2022, we recognized $29 million and $21 million, respectively, of deferred income tax benefit related to our stock-based compensation expense.
As of June 30, 2023, our total unrecognized compensation cost related to stock options, restricted stock units, market-based restricted stock units, and performance-based restricted stock units was $1,114 million and is expected to be recognized over a weighted-average service period of 2.2 years. Of the $1,114 million of unrecognized compensation cost, $1,051 million relates to restricted stock units, $42 million relates to performance-based restricted stock units, $21 million relates to market-based restricted stock units.

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

The following table summarizes total shares repurchased during the three months ended June 30, 2023 and 2022:

	November 2020 Program		August 2022 Program		Total
(In millions)	Shares	Amount	Shares	Amount(a)	Shares	Amount
Three months ended June 30, 2023	—	$—	2.6	$325	2.6	$325
Three months ended June 30, 2022	2.5	$320	—	$—	2.5	$320
(a)Amount excludes excise taxes. Accrued excise taxes are included in accrued and other current liabilities and additional paid-in capital on the Condensed Consolidated Balance Sheets.

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

	Three Months Ended June 30,
(In millions, except per share amounts)	2023	2022
Net income	$402	$311
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	272	279
Dilutive potential common shares related to stock award plans	2	2
Weighted-average common stock outstanding — diluted	274	281
Earnings per share:
Basic	$1.48	$1.11
Diluted	$1.47	$1.11
Certain restricted stock units, market-based restricted stock units and performance-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. For both the three months ended June 30, 2023 and 2022, one million such shares were excluded.

(15) SEGMENT AND REVENUE INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Our CODM currently reviews total company operating results to assess overall performance and allocate resources. As of June 30, 2023, we have only one reportable segment, which represents our only operating segment.
Information about our total net revenue by timing of recognition for the three months ended June 30, 2023 and 2022 is presented below (in millions):

	Three Months Ended June 30,
	2023	2022
Net revenue by timing of recognition
Revenue recognized at a point in time	$546	$346
Revenue recognized over time	1,378	1,421
Net revenue	$1,924	$1,767
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
Information about our total net revenue by composition for the three months ended June 30, 2023 and 2022 is presented below (in millions):

	Three Months Ended June 30,
	2023	2022
Net revenue by composition
Full game downloads	$301	$237
Packaged goods	142	104
Full game	443	341

Live services and other	1,481	1,426
Net revenue	$1,924	$1,767
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

Information about our total net revenue by platform for the three months ended June 30, 2023 and 2022 is presented below (in millions):

	Three Months Ended June 30,
	2023	2022
Platform net revenue
Console	$1,167	$1,042
PC and other	451	402
Mobile	306	323
Net revenue	$1,924	$1,767
Information about our operations in North America and internationally for the three months ended June 30, 2023 and 2022 is presented below (in millions):

	Three Months Ended June 30,
	2023	2022
Net revenue from unaffiliated customers
North America	$807	$762
International	1,117	1,005
Net revenue	$1,924	$1,767

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Electronic Arts, Inc. and subsidiaries (the Company) as of July 1, 2023, the related condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended July 1, 2023 and July 2, 2022, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of April 1, 2023, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 24, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of April 1, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
August 8, 2023

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We use words such as “anticipate”, “believe”, “expect”, “intend”, “estimate”, “plan”, “predict”, “seek”, “goal”, “will”, “may”, “likely”, “should”, “could”, “continue”, “potential” (and the negative of any of these terms), “future” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, projections of markets relevant to our business, uncertain events and assumptions and other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements consist of, among other things, statements related to our business, operations and financial results, industry prospects, our future financial performance, and our business plans and objectives, and may include certain assumptions that underlie the forward-looking statements. These forward-looking statements are not guarantees of future performance and reflect management’s current expectations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that might cause or contribute to such differences include those discussed in Part II, Item 1A of this Quarterly Report under the heading “Risk Factors”, as well as in other documents we have filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended June 30, 2023, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 as filed with the SEC on May 24, 2023 and in other documents we have filed with the SEC.
About Electronic Arts
Electronic Arts is a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and services that can be experienced on game consoles, PCs, mobile phones and tablets. At our core is a portfolio of intellectual property from which we create innovative games and experiences that deliver high-quality entertainment and drive engagement across our network of hundreds of millions of unique active accounts. Our portfolio includes brands that we either wholly own (such as Apex Legends, Battlefield, and The Sims) or license from others (such as Madden NFL, Star Wars, and the 300+ licenses within our global football ecosystem). Through our live services offerings, we offer high-quality experiences designed to provide value to players, and extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our base games. We are focusing on building games and experiences that grow the global online communities around our key franchises; reaching more players through connecting interactive storytelling to key intellectual property; and building re-occurring revenue from our annualized sports franchises, our console, PC and mobile catalog titles, and our live services.

Financial Results
Our key financial results for our fiscal quarter ended June 30, 2023 were as follows:
•Total net revenue was $1,924 million, up 9 percent year-over-year.
•Live services and other net revenue was $1,481 million, up 4 percent year-over-year.
•Gross margin was 80.9 percent, down 1 percentage point year-over-year.
•Operating expenses were $1,014 million, consistent year-over-year.
•Operating income was $542 million, up 23 percent year-over-year.
•Net income was $402 million with diluted earnings per share of $1.47.
•Net cash provided by operating activities was $359 million, up 560 percent year-over-year.
•Total cash, cash equivalents and short-term investments were $2,602 million.
•We repurchased 2.6 million shares of our common stock for $325 million.
•We paid cash dividends of $52 million during the quarter ended June 30, 2023.
Trends in Our Business
Live Services Business. We offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our base games and free-to-play games. Our net revenue attributable to live services and other was $5,544 million, $5,195 million, and $4,145 million for the trailing twelve months ended June 30, 2023, 2022 and 2021, respectively, and we expect that live services net revenue will continue to be material to our business. Within live services and other, net revenue attributable to extra content was $4,342 million, $4,056 million, and $3,149 million for the trailing twelve months ended June 30, 2023, 2022 and 2021, respectively. Extra content net revenue has increased as more players engage with our games and services, and purchase additional content designed to provide value to players and extend and enhance gameplay. Our most popular live services are the extra content purchased for the Ultimate Team mode associated with our sports franchises and extra content purchased for our Apex Legends franchise. Ultimate Team allows players to collect current and former professional players in order to build and compete as a personalized team. Live services net revenue generated from extra content purchased within the Ultimate Team mode associated with our sports franchises, a substantial portion of which was derived from FIFA Ultimate Team, and from our Apex Legends franchise, is material to our business.
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

The following is a calculation of our total net bookings for the periods presented:

	Three Months Ended June 30,
(In millions)	2023	2022
Total net revenue	$1,924	$1,767
Change in deferred net revenue (online-enabled games)	(346)	(468)
Net bookings	$1,578	$1,299
Net bookings were $1,578 million for the three months ended June 30, 2023 primarily driven by sales related to our FIFA franchise, the release of Star Wars Jedi: Survivor, Apex Legends, and The Sims 4. Net bookings increased $279 million, or 21 percent, as compared to the three months ended June 30, 2022, primarily due to strength in FIFA 23 and the release of Star Wars Jedi: Survivor, partially offset by decreased sales of extra content for Apex Legends, and fluctuations in foreign exchange rates, net of hedging activities. Live services and other net bookings were $1,177 million for the three months ended June 30, 2023, and increased $43 million, or 4 percent, as compared to the three months ended June 30, 2022. The increase in live services and other net bookings was primarily driven by sales of extra content for FIFA Ultimate Team, partially offset by decreased sales of extra content for Apex Legends, and fluctuations in foreign exchange rates, net of hedging activities. Full game net bookings were $401 million for the three months ended June 30, 2023, and increased $236 million, or 143 percent, as compared to the three months ended June 30, 2022 primarily due to the release of Star Wars Jedi: Survivor and FIFA 23.

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
Additionally, we consider results from prior analyses, known and expected online gameplay trends, as well as disclosed service periods for competitors’ games in determining the Estimated Offering Period for future sales. We believe this provides a reasonable depiction of the transfer of future update rights and online hosting to our customers, as it is the best representation of the time period during which our games and extra content are experienced. We recognize revenue for future update rights and online hosting performance obligations ratably on a straight-line basis over this period as there is a consistent pattern of delivery for these performance obligations. Revenue for service-related performance obligations for digitally-distributed games and extra content is recognized over an estimated eight-month period beginning in the month of sale, revenue for service-related performance obligations for games and extra content sold through retail is recognized over an estimated ten-month period beginning in the month of sale, and revenue for service related performance obligations related to our PC and console free-to-play games is recognized generally over a twelve-month period.
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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2024 contains 52 weeks and ends on March 30, 2024. Our results of operations for the fiscal year ended March 31, 2023 contained 52 weeks and ended on April 1, 2023. Our results of operations for the three months ended June 30, 2023 contained 13 weeks and ended on July 1, 2023. Our results of operations for the three months ended June 30, 2022 contained 13 weeks and ended on July 2, 2022. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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

Net Revenue Quarterly Analysis
Net Revenue
Net revenue for the three months ended June 30, 2023 was $1,924 million, primarily driven by sales related to FIFA 23, Apex Legends, Star Wars Jedi: Survivor, Madden NFL 23, and FIFA Online 4. Net revenue for the three months ended June 30, 2023 increased $157 million as compared to the three months ended June 30, 2022. This increase was driven by a $341 million increase in net revenue primarily driven by the release of Star Wars Jedi: Survivor and strength in FIFA 23, partially offset by an $184 million decrease in net revenue primarily due to Battlefield 2042.

Net Revenue by Composition
Our net revenue by composition for the three months ended June 30, 2023 and 2022 was as follows (in millions):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Net revenue:
Full game downloads	$301	$237	$64	27%
Packaged goods	142	104	38	37%
Full game	$443	$341	$102	30%

Live services and other	$1,481	$1,426	$55	4%
Total net revenue	$1,924	$1,767	$157	9%
Full Game Net Revenue
Full game net revenue includes full game downloads and packaged goods. Full game downloads primarily includes revenue from digital sales of full games on console, PC, mobile phones and tablets. Packaged goods primarily includes revenue from software that is sold physically through traditional channels such as brick and mortar retailers and certain licensing revenue.
For the three months ended June 30, 2023, full game net revenue was $443 million, primarily driven by the release of Star Wars Jedi: Survivor, FIFA 23, and the release of F1 23. Full game net revenue for the three months ended June 30, 2023 increased $102 million, or 30 percent, as compared to the three months ended June 30, 2022. This increase was primarily driven by the release of Star Wars Jedi: Survivor and FIFA 23, partially offset by a decline in Battlefield 2042.

Live Services and Other Net Revenue
Live services and other net revenue primarily includes revenue from sales of extra content for console, PC, and mobile games, certain licensing revenue, subscriptions, and advertising.
For the three months ended June 30, 2023, live services and other net revenue was $1,481 million, primarily driven by sales of extra content and licensing for our FIFA franchise, Apex Legends, Madden Ultimate Team, and The Sims 4. Live services and other net revenue for the three months ended June 30, 2023 increased $55 million, or 4 percent, as compared to the three months ended June 30, 2022. This increase was primarily driven by sales of extra content for FIFA Ultimate Team.
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

Cost of revenue for the three months ended June 30, 2023 and 2022 was as follows (in millions):

June 30, 2023	% of Net Revenue	June 30, 2022	% of Net Revenue	% Change	Change as a % of Net Revenue
$368	19%	$314	18%	17%	1%
Cost of Revenue
Cost of revenue increased by $54 million during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was primarily due to an increase in royalty and inventory costs driven by the release of Star Wars Jedi: Survivor and year-over-year growth in the FIFA franchise, partially offset by a decrease in acquisition-related intangible asset amortization, and a decrease in platform and hosting fees.

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
Research and development expenses for the three months ended June 30, 2023 and 2022 were as follows (in millions):

	June 30, 2023	% of Net Revenue	June 30, 2022	% of Net Revenue	$ Change	% Change
Three months ended	$596	31%	$572	32%	$24	4%
Research and development expenses increased by $24 million, or 4 percent, during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. This increase was primarily due to a $12 million increase in stock-based compensation, and a $9 million increase in personnel-related costs primarily resulting from continued investment in our studios.
Marketing and Sales
Marketing and sales expenses consist of advertising, marketing and promotional expenses, personnel-related costs, and related overhead costs, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three months ended June 30, 2023 and 2022 were as follows (in millions):

	June 30, 2023	% of Net Revenue	June 30, 2022	% of Net Revenue	$ Change	% Change
Three months ended	$229	12%	$234	13%	$(5)	(2)%
Marketing and sales expenses decreased by $5 million, or 2 percent, during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. This decrease was primarily due to a $3 million decrease in personnel-related costs primarily resulting from a decrease in headcount, and a $2 million decrease in stock-based compensation.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology (“IT”), related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.

General and administrative expenses for the three months ended June 30, 2023 and 2022 were as follows (in millions):

	June 30, 2023	% of Net Revenue	June 30, 2022	% of Net Revenue	$ Change	% Change
Three months ended	$163	8%	$167	9%	$(4)	(2)%
General and administrative expenses decreased by $4 million, or 2 percent, during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. This decrease was primarily due to a $5 million decrease in stock-based compensation.

Income Taxes
Provision for income taxes for the three months ended June 30, 2023 and 2022 were as follows (in millions):

	June 30, 2023	Effective Tax Rate	June 30, 2022	Effective Tax Rate
Three months ended	$154	28%	$125	29%
The provision for income taxes for the three months ended June 30, 2023 is based on our projected annual effective tax rate for fiscal year 2024, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three months ended June 30, 2023 was 28 percent, as compared to 29 percent for the same period in fiscal year 2023. The rate for the three months ended June 30, 2023 was lower than the same period in the prior year due to a higher proportion of non-U.S. income in jurisdictions with lower tax rates.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of June 30, 2023	As of March 31, 2023	Increase/(Decrease)
Cash and cash equivalents	$2,259	$2,424	$(165)
Short-term investments	343	343	—
Total	$2,602	$2,767	$(165)
Percentage of total assets	20%	21%

	Three Months Ended June 30,
(In millions)	2023	2022	Change
Net cash provided by operating activities	$359	$(78)	$437
Net cash used in investing activities	(44)	(65)	21
Net cash used in financing activities	(482)	(476)	(6)
Effect of foreign exchange on cash and cash equivalents	2	(31)	33
Net increase (decrease) in cash and cash equivalents	$(165)	$(650)	$485
Changes in Cash Flow
Operating Activities. Net cash provided by operating activities increased by $437 million during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily driven by higher cash receipts, lower cash payments for royalties, and lower year-over year variable compensation payments, partially offset by higher marketing and advertising payments.
Investing Activities. Net cash used in investing activities decreased by $21 million during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily driven by a $64 million increase in proceeds from maturities and sales of short-term investments, and a $14 million decrease in capital expenditures, partially offset by a $57 million increase in the purchase of short-term investments.
Financing Activities. Net cash used in financing activities increased by $6 million during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to a $5 million increase in common stock repurchases.
Short-term Investments

Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of June 30, 2023, our short-term investments had gross unrealized losses of $1 million or less than 1 percent of total short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.
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
Credit Facility
On March 22, 2023, we entered into a $500 million unsecured revolving credit facility (the "Credit Facility") with a syndicate of banks. The Credit Facility terminates on March 22, 2028 unless the maturity is extended in accordance with its terms. As of June 30, 2023, no amounts were outstanding. The Credit Facility contains an option to arrange with existing lenders and/or new lenders to provide up to an aggregate of $500 million in additional commitments for revolving loans. Proceeds of loans made under the Credit Facility may be used for general corporate purposes. See Note 11 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our Credit Facility, which is incorporated by reference into this Item 2.
Financial Condition
Our material cash requirements, including commitments for capital expenditure, as of June 30, 2023 are set forth in our Note 12 — Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q, which is incorporated by reference into this Item 2. We expect capital expenditures to be approximately $275 million in fiscal year 2024 primarily due to facility buildouts. We believe that our cash, cash equivalents, short-term investments, cash generated from operations and available financing facilities will be sufficient to meet these material cash requirements, which include licensing intellectual property from professional sports organizations and players associations used in our EA SPORTS titles (e.g., the 300+ licenses within our global football ecosystem, NFL Properties LLC, NFL Players Association and NFL Players Inc.) and third-party content and celebrities (e.g., Disney Interactive), debt repayment obligations of $1.9 billion, and to fund our operating requirements for the next 12 months and beyond. Our operating requirements include working capital requirements, capital expenditures, the remaining portion of our $2.6 billion share repurchase program, quarterly cash dividend, which is currently $0.19 per share, subject to declaration by our Board of Directors or a designated Committee of the Board of Directors, and potentially, future acquisitions or strategic investments. We may choose at any time to raise additional capital to repay debt, strengthen our financial position, facilitate expansion, repurchase our stock, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.

During the three months ended June 30, 2023, we returned $377 million to stockholders through our capital return programs, repurchasing 2.6 million shares for approximately $325 million and returning $52 million through our quarterly cash dividend program which was initiated in November 2020.

Our foreign subsidiaries are generally subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of June 30, 2023, approximately $1,165 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.

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
As of June 30, 2023, we did not have any off-balance sheet arrangements.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of June 30, 2023, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $210 million or $419 million, respectively. As of June 30, 2023, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses in the Condensed Consolidated Statements of Operations on our foreign currency forward contracts used in balance sheet hedging of $101 million or $202 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in the same manner and actual results may differ materially. See Note 4 — Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.

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
As of June 30, 2023, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with changes in fair value, including unrealized gains and unrealized losses not related to credit losses, reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.
Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Changes in interest rates affect the fair value of our short-term investment portfolio. To provide a meaningful assessment of the interest rate risk associated with our short-term investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio assuming a 150 basis point parallel shift in the yield curve. As of June 30, 2023, a hypothetical 150 basis point increase in interest rates would have resulted in a $2 million, or 1 percent decrease in the fair market value of our short-term investments.

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
Changes in internal control over financial reporting
There has been no change in our internal controls over financial reporting identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that occurred during the fiscal quarter ended June 30, 2023 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
Our business depends on our ability to attract, train, motivate and retain executive, technical, creative, marketing and other personnel that are essential to the development, marketing and support of our products and services. The market for highly-skilled workers and leaders in our industry is extremely competitive, particularly in the geographic locations in which many of our key personnel are located and has recently intensified further due to industry trends. We also engage with talent through contracted services. In addition, our leading position within the interactive entertainment industry makes us a prime target for recruiting our executives, as well as key creative and technical talent. If we cannot successfully recruit, train, motivate, attract and retain qualified employees, develop and maintain a healthy culture, or replace key employees following their departure, our reputation, brand and culture may be negatively impacted and our business will be impaired. Our global workforce is primarily non-unionized, but we have unions and works councils outside of the United States. In the U.S., there has been an increase in prominence in certain sectors of workers exercising their right to form or join a union. If significant employee populations were to unionize or if we experience labor disruptions, we could experience operational changes that may materially impact our business.

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
We are particularly susceptible to market conditions and risks associated with the entertainment industry, which, in addition to general macroeconomic downturns, also include the popularity, price and timing of our games, changes in consumer demographics, the availability and popularity of other forms of entertainment, and critical reviews and public tastes and preferences, among other factors, which may change rapidly and cannot necessarily be predicted.
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

The following table summarizes the number of shares repurchased during the three months ended June 30, 2023:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
April 2, 2023 - April 29, 2023	790,296	$126.02	790,296	$1,855
April 30, 2023 - May 27, 2023	835,105	$125.54	835,105	$1,750
May 28, 2023 - July 1, 2023	948,583	$127.11	948,583	$1,630
	2,573,984	$126.26	2,573,984

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Rule 10b5-1 Plans

During the three months ended June 30, 2023, the following EA directors and/or officers entered into trading plans intended to satisfy the requirements of Rule 10b5-1(c) of the Exchange Act as part of managing their EA equity holdings (“10b5-1 Plan”).

•On May 11, 2023, Mala Singh, EA’s Chief People Officer, adopted a 10b5-1 Plan. Up to an aggregate 9,600 shares of our common stock may be sold under this plan with sales occurring periodically from the estimated selling start date of August 10, 2023 through July 12, 2024.
•On May 11, 2023, Jacob J. Schatz, EA’s Chief Legal Officer, adopted a 10b5-1 Plan. Up to an aggregate 12,000 shares of our common stock may be sold under this plan with sales occurring periodically from the estimated selling start date of August 10, 2023 through July 19, 2024.
•On May 15, 2023, Laura Miele, EA’s President of Entertainment, Technology & Central Development, adopted a 10b5-1 Plan. Up to an aggregate 24,000 shares of our common stock may be sold under this plan with sales occurring periodically from the estimated selling start date of August 14, 2023 through July 30, 2024.
•On May 15, 2023, Andrew Wilson, EA’s Chief Executive Officer, adopted a 10b5-1 Plan. Up to an aggregate 32,500 shares of our common stock may be sold under this plan with sales occurring periodically from the estimated selling start date October 25, 2023 through October 31, 2024. Mr. Wilson’s 10b5-1 Plan also provides for the sale of an amount of shares of our common stock to be determined to satisfy tax withholding obligations arising from the vesting of EA equity awards in May 2024.

Item 6.Exhibits

The exhibits listed in the accompanying index to exhibits on Page 55 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2023
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	000-17948	8/15/2022

3.2	Amended and Restated Bylaws	8-K	000-17948	8/15/2022

10.1	Offer letter for Employment at Electronic Arts Inc. to Stuart Canfield, dated June 19, 2023*	8-K	000-17948	6/20/2023

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH†	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

†    Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 are the following formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows, and (6) Notes to Condensed Consolidated Financial Statements.
*Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Stuart Canfield
DATED:	Stuart Canfield
August 8, 2023	EVP and Chief Financial Officer (Duly Authorized Officer)