Form 10-Q
period 2023-09-30
ELECTRONIC ARTS INC.
filed 2023-11-07
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
As of November 3, 2023, there were 268,966,447 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	September 30, 2023	March 31, 2023 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,946	$2,424
Short-term investments	359	343
Receivables, net	1,047	684
Other current assets	492	518
Total current assets	3,844	3,969
Property and equipment, net	542	549
Goodwill	5,378	5,380
Acquisition-related intangibles, net	538	618
Deferred income taxes, net	2,353	2,462
Other assets	484	481
TOTAL ASSETS	$13,139	$13,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$152	$99
Accrued and other current liabilities	1,138	1,285
Deferred net revenue (online-enabled games)	1,498	1,901
Total current liabilities	2,788	3,285
Senior notes, net	1,881	1,880
Income tax obligations	458	607
Deferred income taxes, net	1	1
Other liabilities	436	393
Total liabilities	5,564	6,166
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 270 and 273 shares issued and outstanding, respectively	3	3
Additional paid-in capital	—	—
Retained earnings	7,606	7,357
Accumulated other comprehensive income (loss)	(34)	(67)
Total stockholders’ equity	7,575	7,293
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,139	$13,459

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
Net revenue	$1,914	$1,904	$3,838	$3,671
Cost of revenue	456	462	824	776
Gross profit	1,458	1,442	3,014	2,895
Operating expenses:
Research and development	602	565	1,198	1,137
Marketing and sales	280	233	509	467
General and administrative	173	174	336	341
Amortization and impairment of intangibles	24	43	49	82
Restructuring (See Note 7)	2	—	3	—
Total operating expenses	1,081	1,015	2,095	2,027
Operating income	377	427	919	868
Interest and other income (expense), net	14	—	28	(5)
Income before provision for (benefits from) income taxes	391	427	947	863
Provision for (benefits from) income taxes	(8)	128	146	253
Net income	$399	$299	$801	$610
Earnings per share:
Basic	$1.47	$1.08	$2.94	$2.19
Diluted	$1.47	$1.07	$2.93	$2.18
Number of shares used in computation:
Basic	271	278	272	279
Diluted	272	279	273	280

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net income	$399	$299	$801	$610
Other comprehensive income (loss), net of tax:
Net gains (losses) on available-for-sale securities	—	—	—	(1)
Net gains (losses) on derivative instruments	56	109	41	199
Foreign currency translation adjustments	(15)	(43)	(8)	(76)
Total other comprehensive income (loss), net of tax	41	66	33	122
Total comprehensive income	$440	$365	$834	$732

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except share data in thousands)	Shares	Amount
Balances as of March 31, 2023	272,914	$3	$—	$7,357	$(67)	$7,293
Total comprehensive income	—	—	—	402	(8)	394
Stock-based compensation	—	—	130	—	—	130
Issuance of common stock	1,408	—	(105)	—	—	(105)
Common stock repurchases and excise tax	(2,574)	—	(25)	(301)	—	(326)
Cash dividends declared ($0.19 per common share)	—	—	—	(52)	—	(52)
Balances as of June 30, 2023	271,748	$3	$—	$7,406	$(75)	$7,334
Total comprehensive income	—	—	—	399	41	440
Stock-based compensation	—	—	155	—	—	155
Issuance of common stock	673	—	25	—	—	25
Common stock repurchases and excise tax	(2,581)	—	(180)	(148)	—	(328)
Cash dividends declared ($0.19 per common share)	—	—	—	(51)	—	(51)
Balances as of September 30, 2023	269,840	$3	$—	$7,606	$(34)	$7,575

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except share data in thousands)	Shares	Amount
Balances as of March 31, 2022	280,051	$3	$—	$7,607	$15	$7,625
Total comprehensive income	—	—	—	311	56	367
Stock-based compensation	—	—	125	—	—	125
Issuance of common stock	1,413	—	(103)	—	—	(103)
Common stock repurchases	(2,512)	—	(22)	(298)	—	(320)
Cash dividends declared ($0.19 per common share)	—	—	—	(53)	—	(53)
Balances as of June 30, 2022	278,952	$3	$—	$7,567	$71	$7,641
Total comprehensive income	—	—	—	299	66	365
Stock-based compensation	—	—	140	—	—	140
Issuance of common stock	641	—	30	—	—	30
Common stock repurchases	(2,569)	—	(170)	(155)	—	(325)
Cash dividends declared ($0.19 per common share)	—	—	—	(53)	—	(53)
Balances as of September 30, 2022	277,024	$3	$—	$7,658	$137	$7,798

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six Months Ended September 30,
(In millions)	2023	2022
OPERATING ACTIVITIES
Net income	$801	$610
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, accretion and impairment	173	241
Stock-based compensation	285	265
Change in assets and liabilities:
Receivables, net	(367)	(276)
Other assets	74	(25)
Accounts payable	57	53
Accrued and other liabilities	(257)	(269)
Deferred income taxes, net	108	(156)
Deferred net revenue (online-enabled games)	(403)	(633)
Net cash provided by (used in) operating activities	471	(190)
INVESTING ACTIVITIES
Capital expenditures	(96)	(112)
Proceeds from maturities and sales of short-term investments	302	166
Purchase of short-term investments	(313)	(173)
Net cash used in investing activities	(107)	(119)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	40	44
Cash dividends paid	(103)	(106)
Cash paid to taxing authorities for shares withheld from employees	(120)	(117)
Common stock repurchases	(650)	(645)
Net cash used in financing activities	(833)	(824)
Effect of foreign exchange on cash and cash equivalents	(9)	(60)
Increase (decrease) in cash and cash equivalents	(478)	(1,193)
Beginning cash and cash equivalents	2,424	2,732
Ending cash and cash equivalents	$1,946	$1,539
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$56	$310
Cash paid during the period for interest	28	28
Non-cash investing activities:
Change in accrued capital expenditures	$(2)	$(21)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Electronic Arts is a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and services that can be experienced on game consoles, PCs, mobile phones and tablets. At our core is a portfolio of intellectual property from which we create innovative games and experiences that deliver high-quality entertainment and drive engagement across our network of hundreds of millions of unique active accounts. Our portfolio includes brands that we either wholly own (such as Apex Legends, Battlefield, and The Sims) or license from others (such as EA SPORTS Madden NFL, Star Wars, and the 300+ licenses within our EA SPORTS FC ecosystem). Through our live services offerings, we offer high-quality experiences designed to provide value to players, and extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our base games. We are focusing on building games and experiences that grow the global online communities around our key franchises; reaching more players through connecting interactive storytelling to key intellectual property; and building re-occurring revenue from our annualized sports franchises, our console, PC and mobile catalog titles, and our live services.
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2024 contains 52 weeks and ends on March 30, 2024. Our results of operations for the fiscal year ended March 31, 2023 contained 52 weeks and ended on April 1, 2023. Our results of operations for the three and six months ended September 30, 2023 contained 13 weeks and 26 weeks, respectively, and ended on September 30, 2023. Our results of operations for the three and six months ended September 30, 2022 contained 13 weeks and 26 weeks, respectively, and ended on October 1, 2022. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2023 and March 31, 2023, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of September 30, 2023	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$57	$57	$—	$—	Cash equivalents
Money market funds	601	601	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	94	—	94	—	Short-term investments
U.S. Treasury securities	105	105	—	—	Short-term investments
U.S. agency securities	19	—	19	—	Short-term investments
Commercial paper	78	—	78	—	Short-term investments and cash equivalents
Foreign government securities	7	—	7	—	Short-term investments
Asset-backed securities	41	—	41	—	Short-term investments
Certificates of deposit	18	—	18	—	Short-term investments
Foreign currency derivatives	82	—	82	—	Other current assets and other assets
Deferred compensation plan assets (a)	28	28	—	—	Other assets
Total assets at fair value	$1,130	$791	$339	$—
Liabilities
Foreign currency derivatives	$21	$—	$21	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	29	29	—	—	Other liabilities
Total liabilities at fair value	$50	$29	$21	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2023	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$56	$56	$—	$—	Cash equivalents
Money market funds	956	956	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	113	—	113	—	Short-term investments
U.S. Treasury securities	80	80	—	—	Short-term investments
U.S. agency securities	28	—	28	—	Short-term investments and cash equivalents
Commercial paper	66	—	66	—	Short-term investments and cash equivalents
Foreign government securities	11	—	11	—	Short-term investments
Asset-backed securities	37	—	37	—	Short-term investments
Certificates of deposit	14	—	14	—	Short-term investments
Foreign currency derivatives	29	—	29	—	Other current assets and other assets
Deferred compensation plan assets (a)	23	23	—	—	Other assets
Total assets at fair value	$1,413	$1,115	$298	$—
Liabilities
Foreign currency derivatives	$65	$—	$65	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	24	24	—	—	Other liabilities
Total liabilities at fair value	$89	$24	$65	$—

(a)The Deferred Compensation Plan consists of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, for additional information regarding our Deferred Compensation Plan.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of September 30, 2023 and March 31, 2023, our cash and cash equivalents were $1,946 million and $2,424 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.
Short-Term Investments
Short-term investments consisted of the following as of September 30, 2023 and March 31, 2023 (in millions):

	As of September 30, 2023				As of March 31, 2023
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$95	$—	$(1)	$94	$114	$—	$(1)	$113
U.S. Treasury securities	105	—	—	105	80	—	—	80
U.S. agency securities	19	—	—	19	25	—	—	25
Commercial paper	75	—	—	75	63	—	—	63
Foreign government securities	7	—	—	7	11	—	—	11
Asset-backed securities	41	—	—	41	37	—	—	37
Certificates of deposit	18	—	—	18	14	—	—	14
Short-term investments	$360	$—	$(1)	$359	$344	$—	$(1)	$343

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of September 30, 2023 and March 31, 2023 (in millions):

	As of September 30, 2023		As of March 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$283	$282	$267	$266
Due 1 year through 5 years	73	73	72	72
Due after 5 years	4	4	5	5
Short-term investments	$360	$359	$344	$343

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of September 30, 2023			As of March 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$276	$1	$6	$371	$2	$9
Forward contracts to sell	$1,879	$68	$10	$2,255	$23	$46

The effects of cash flow hedge accounting in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2023 and 2022 are as follows (in millions):

	Three Months Ended September 30,				Six Months Ended September 30,
	2023		2022		2023		2022
	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,914	$602	$1,904	$565	$3,838	$1,198	$3,671	$1,137
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$11	$(2)	$61	$(5)	$41	$(7)	$80	$(8)
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of September 30, 2023			As of March 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$462	$—	$5	$504	$4	$—
Forward contracts to sell	$748	$13	$—	$587	$—	$10
The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2023 and 2022 was as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	Interest and other income (expense), net
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$14	$—	$28	$(5)
Gains (losses) on foreign currency forward contracts not designated as hedging instruments	$13	$14	$16	$27

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended September 30, 2023 and 2022 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of June 30, 2023	$(1)	$(2)	$(72)	$(75)
Other comprehensive income (loss) before reclassifications	—	65	(15)	50
Amounts reclassified from accumulated other comprehensive income (loss)	—	(9)	—	(9)
Total other comprehensive income (loss), net of tax	—	56	(15)	41
Balances as of September 30, 2023	$(1)	$54	$(87)	$(34)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of June 30, 2022	$(4)	$137	$(62)	$71
Other comprehensive income (loss) before reclassifications	—	165	(43)	122
Amounts reclassified from accumulated other comprehensive income (loss)	—	(56)	—	(56)
Total other comprehensive income (loss), net of tax	—	109	(43)	66
Balances as of September 30, 2022	$(4)	$246	$(105)	$137

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended September 30, 2023 and 2022 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2023	$(1)	$13	$(79)	$(67)
Other comprehensive income (loss) before reclassifications	—	75	(8)	67
Amounts reclassified from accumulated other comprehensive income (loss)	—	(34)	—	(34)
Total other comprehensive income (loss), net of tax	—	41	(8)	33
Balances as of September 30, 2023	$(1)	$54	$(87)	$(34)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2022	$(3)	$47	$(29)	$15
Other comprehensive income (loss) before reclassifications	(1)	271	(76)	194
Amounts reclassified from accumulated other comprehensive income (loss)	—	(72)	—	(72)
Total other comprehensive income (loss), net of tax	(1)	199	(76)	122
Balances as of September 30, 2022	$(4)	$246	$(105)	$137

The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and six months ended September 30, 2023 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended September 30, 2023	Six Months Ended September 30, 2023
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$(11)	$(41)
Research and development	2	7
Total net (gain) loss reclassified, net of tax	$(9)	$(34)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and six months ended September 30, 2022 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended September 30, 2022	Six Months Ended September 30, 2022
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$(61)	$(80)
Research and development	5	8
Total net (gain) loss reclassified, net of tax	$(56)	$(72)

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the six months ended September 30, 2023 are as follows (in millions):

	As of March 31, 2023	Activity	Effects of Foreign Currency Translation	As of September 30, 2023
Goodwill	$5,748	$—	$(2)	$5,746
Accumulated impairment	(368)	—	—	(368)
Total	$5,380	$—	$(2)	$5,378
Acquisition-related intangibles consisted of the following (in millions):

	As of September 30, 2023			As of March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Finite-lived acquisition-related intangibles
Developed and core technology	$1,051	$(796)	$255	$1,051	$(754)	$297
Trade names and trademarks	596	(317)	279	596	(285)	311
Registered user base and other intangibles	56	(56)	—	56	(50)	6
Total finite-lived acquisition-related intangibles	$1,703	$(1,169)	$534	$1,703	$(1,089)	$614
Indefinite-lived acquisition-related intangibles
In-process research and development	$4	$—	$4	$4	$—	$4
Total acquisition-related intangibles, net	$1,707	$(1,169)	$538	$1,707	$(1,089)	$618

Amortization of intangibles, including impairments for the three and six months ended September 30, 2023 and 2022 are classified in the Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$15	$39	$31	$69
Operating expenses	24	43	49	82
Total	$39	$82	$80	$151
During the three and six months ended September 30, 2023, there were no impairment charges for acquisition-related intangible assets.
During the three months ended September 30, 2022, we recorded an $18 million impairment charge for acquisition-related intangible assets, of which $12 million was recorded within cost of revenue and $6 million was recorded in operating expenses.
Acquisition-related intangible assets are generally amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, currently ranging from 2 to 7 years. As of September 30, 2023 and March 31, 2023, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 4.5 and 4.8 years, respectively.
As of September 30, 2023, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Condensed Consolidated Statements of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2024 (remaining six months)	$70
2025	122
2026	118
2027	99
2028	96
2029	29
Total	$534

(7) RESTRUCTURING ACTIVITIES
In fiscal year 2023, we announced a restructuring plan (the “2023 Restructuring Plan” or the “Plan”) focused on prioritizing investments to our growth opportunities and optimizing our real estate portfolio. The Plan included actions driven by portfolio rationalization including headcount reductions, in addition to office space reductions. The actions associated with the Plan were substantially completed by September 30, 2023.
Since the inception of the 2023 Restructuring Plan through September 30, 2023, we have incurred net charges of $158 million. We do not expect to record material future charges.

Restructuring activities as of September 30, 2023 were as follows (in millions):

	Acquisition-Related Intangibles Impairments and Other Charges (a)	Workforce (a)	Office Space Reductions (b)	Total
Charges to operations	$68	$43	$44	$155
Charges settled in cash	—	(10)	—	(10)
Non-cash items	(66)	—	(44)	(110)
Liability as of March 31, 2023	$2	$33	$—	$35
Charges to operations	—	3	—	3
Charges settled in cash	(2)	(29)	—	(31)
Liability as of September 30, 2023	$—	$7	$—	$7
(a) Charges are recorded within Restructuring in the Condensed Consolidated Statement of Operations.
(b) Charges are recorded within General and administrative expenses in the Condensed Consolidated Statement of Operations.

The restructuring liability of $7 million as of September 30, 2023, is included in accrued and other current liabilities on the Condensed Consolidated Balance Sheets.

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
During the three and six months ended September 30, 2023 and 2022, we did not recognize any material losses or impairment charges on royalty-based commitments.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of September 30, 2023	As of March 31, 2023
Other current assets	$88	$105
Other assets	31	31
Royalty-related assets	$119	$136
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

	As of September 30, 2023	As of March 31, 2023
Accrued and other current liabilities	$176	$208
Other liabilities	10	—
Royalty-related liabilities	$186	$208
As of September 30, 2023, we were committed to pay approximately $2,300 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 12 for further information on our developer and licensor commitments.

(9) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of September 30, 2023 and March 31, 2023 consisted of (in millions):

	As of September 30, 2023	As of March 31, 2023
Computer, equipment and software	$916	$892
Buildings	371	369
Leasehold improvements	177	186
Equipment, furniture and fixtures, and other	90	92
Land	66	66
Construction in progress	38	11
	1,658	1,616
Less: accumulated depreciation	(1,116)	(1,067)
Property and equipment, net	$542	$549
Depreciation expense associated with property and equipment was $49 million and $98 million for the three and six months ended September 30, 2023, respectively.
Depreciation expense associated with property and equipment was $45 million and $89 million for the three and six months ended September 30, 2022, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of September 30, 2023 and March 31, 2023 consisted of (in millions):

	As of September 30, 2023	As of March 31, 2023
Accrued compensation and benefits	$319	$436
Accrued royalties	176	208
Deferred net revenue (other)	78	103
Operating lease liabilities	70	66
Other accrued expenses	420	382
Sales returns and price protection reserves	75	90
Accrued and other current liabilities	$1,138	$1,285
Deferred net revenue (other) includes the deferral of licensing arrangements, subscription revenue, and other revenue for which revenue recognition criteria has not been met.
Deferred net revenue
Deferred net revenue as of September 30, 2023 and March 31, 2023 consisted of (in millions):

	As of September 30, 2023	As of March 31, 2023
Deferred net revenue (online-enabled games)	$1,498	$1,901
Deferred net revenue (other)	78	103
Deferred net revenue (noncurrent)	97	67
Total deferred net revenue	$1,673	$2,071
During the six months ended September 30, 2023 and 2022, we recognized $1,762 million and $1,951 million of revenue, respectively, that were included in the deferred net revenue balance at the beginning of the period.

Remaining Performance Obligations
As of September 30, 2023, revenue allocated to remaining performance obligations consists of our deferred revenue balance of $1,673 million and amounts to be invoiced in future periods of $27 million, of which $18 million are expected to be recognized over the next 12 months, and the remainder thereafter. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue. We expect to recognize substantially all of the current portion of deferred net revenue as revenue over the next 12 months.

(10) INCOME TAXES
The provision for (benefits from) income taxes for the three and six months ended September 30, 2023 is based on our projected annual effective tax rate for fiscal year 2024, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three and six months ended September 30, 2023 was negative 2 percent and 15 percent, respectively, as compared to 30 and 29 percent for the same period in fiscal year 2023.

Our effective tax rate for the three months ended September 30, 2023 included a $92 million one-time tax benefit to remeasure our Swiss deferred tax assets to the higher statutory tax rate which was enacted during the three months ended September 30, 2023.

In addition, our effective tax rate for the three months ended September 30, 2023 included a cumulative one-time benefit related to R&D capitalization guidance issued by the U.S. Treasury during the three months ended September 30, 2023.

Excluding the one-time items in the current year period, the effective tax rate for the three and six months ended September 30, 2023 would have been 25 and 27 percent, respectively, and are lower than the effective tax rate in the prior year period primarily due to a lower period cost for U.S. tax on our non-U.S. earnings. Our projected period cost for the current year period was favorably impacted by the R&D capitalization guidance.

We are subject to income tax examinations in various jurisdictions with respect to fiscal years after 2013. The timing and potential resolution of income tax examinations is highly uncertain. The gross unrecognized tax benefits as of September 30, 2023 were $757 million, which was reduced by $185 million from the prior quarter, primarily due to the R&D capitalization guidance.

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
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of September 30, 2023	As of March 31, 2023
Senior Notes:
4.80% Senior Notes due 2026	$400	$400
1.85% Senior Notes due 2031	750	750
2.95% Senior Notes due 2051	750	750
Total principal amount	$1,900	$1,900
Unaccreted discount	(5)	(6)
Unamortized debt issuance costs	(14)	(14)
Net carrying value of Senior Notes	$1,881	$1,880

Fair value of Senior Notes (Level 2)	$1,429	$1,540
As of September 30, 2023, the remaining life of the 2026 Notes, 2031 Notes and 2051 Notes is approximately 2.4 years, 7.4 years, and 27.4 years, respectively.
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

The Credit Facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a debt to EBITDA ratio. As of September 30, 2023, we were in compliance with the debt to EBITDA ratio.
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
As of September 30, 2023, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for the three and six months ended September 30, 2023 and 2022 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Amortization of debt issuance costs	$—	$(1)	$(1)	$(1)
Coupon interest expense	(14)	(14)	(28)	(28)
Total interest expense	$(14)	$(15)	$(29)	$(29)

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
The following table summarizes our minimum contractual obligations as of September 30, 2023 (in millions):

		Fiscal Years Ending March 31,
		2024
		(Remaining
	Total	six mos.)	2025	2026	2027	2028	2029	Thereafter
Unrecognized commitments
Developer/licensor commitments	$2,300	$166	$488	$506	$489	$223	$204	$224
Marketing commitments	1,444	102	247	308	268	169	107	243
Senior Notes interest	753	21	55	54	36	36	36	515
Operating lease imputed interest	49	6	11	8	6	5	4	9
Operating leases not yet commenced (a)	98	—	6	8	8	8	8	60
Other purchase obligations	540	155	209	146	29	1	—	—
Total unrecognized commitments	5,184	450	1,016	1,030	836	442	359	1,051

Recognized commitments
Senior Notes principal and interest	1,906	6	—	400	—	—	—	1,500
Operating leases	347	34	63	52	40	32	22	104
Transition Tax and other taxes	17	4	6	7	—	—	—	—
Total recognized commitments	2,270	44	69	459	40	32	22	1,604

Total Commitments	$7,454	$494	$1,085	$1,489	$876	$474	$381	$2,655
(a)As of September 30, 2023, we have entered into an office lease that has not yet commenced with aggregate future lease payments of approximately $98 million. This lease is expected to commence in fiscal year 2024, and will have a lease term of 12 years.
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of September 30, 2023; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to the amounts included in the table above, as of September 30, 2023, we had a net liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $451 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

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
There were an insignificant number of stock options granted during the three and six months ended September 30, 2023 and 2022.
The estimated assumptions used in the Black-Scholes valuation model to value our ESPP purchase rights were as follows:

	Three Months Ended September 30,
	2023	2022
Risk-free interest rate	5.4 - 5.5%	3.1 - 3.3%
Expected volatility	23 - 24%	30 - 31%
Weighted-average volatility	24%	30%
Expected term	6 - 12 months	6 - 12 months
Expected dividends	0.8%	0.7%

Stock Options
The following table summarizes our stock option activity for the six months ended September 30, 2023:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2023	121	$40.43
Granted	1	131.62
Exercised	(10)	58.71
Outstanding as of September 30, 2023	112	$40.07	1.36	$9
Vested and expected to vest	112	$40.07	1.36	$9
Exercisable as of September 30, 2023	112	$40.07	1.36	$9
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of September 30, 2023, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Units
The following table summarizes our restricted stock units activity for the six months ended September 30, 2023:

	Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2023	7,502	$128.54
Granted	4,174	128.33
Vested	(2,523)	129.47
Forfeited or cancelled	(489)	129.74
Outstanding as of September 30, 2023	8,664	$128.10
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

The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the six months ended September 30, 2023:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2023	557	$130.03
Granted	682	128.66
Vested	(73)	127.98
Forfeited or cancelled	(242)	128.77
Outstanding as of September 30, 2023	924	$129.51
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
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the six months ended September 30, 2023:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2023	822	$149.98
Granted	143	152.92
Vested	(17)	145.78
Forfeited or cancelled	(445)	148.09
Outstanding as of September 30, 2023	503	$152.63
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$2	$1	$4	$3
Research and development	113	95	206	176
Marketing and sales	13	16	24	29
General and administrative	27	28	51	57
Stock-based compensation expense	$155	$140	$285	$265
During the three and six months ended September 30, 2023, we recognized $21 million and $50 million, respectively, of deferred income tax benefit related to our stock-based compensation expense. During the three and six months ended September 30, 2022, we recognized $24 million and $45 million, respectively, of deferred income tax benefit related to our stock-based compensation expense.

As of September 30, 2023, our total unrecognized compensation cost related to stock options, restricted stock units, market-based restricted stock units, and performance-based restricted stock units was $982 million and is expected to be recognized over a weighted-average service period of 2.0 years. Of the $982 million of unrecognized compensation cost, $929 million relates to restricted stock units, $35 million relates to performance-based restricted stock units, $18 million relates to market-based restricted stock units.
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

The following table summarizes total shares repurchased during the three and six months ended September 30, 2023 and 2022:

	November 2020 Program		August 2022 Program		Total
(In millions)	Shares	Amount	Shares	Amount(a)	Shares	Amount
Three months ended September 30, 2023	—	$—	2.6	$325	2.6	$325
Six months ended September 30, 2023	—	$—	5.2	$650	5.2	$650
Three months ended September 30, 2022	2.6	$325	—	$—	2.6	$325
Six months ended September 30, 2022	5.1	$645	—	$—	5.1	$645
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

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Net income	$399	$299	$801	$610
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	271	278	272	279
Dilutive potential common shares related to stock award plans	1	1	1	1
Weighted-average common stock outstanding — diluted	272	279	273	280
Earnings per share:
Basic	$1.47	$1.08	$2.94	$2.19
Diluted	$1.47	$1.07	$2.93	$2.18
Certain restricted stock units, market-based restricted stock units and performance-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. For both the three and six months ended September 30, 2023, one million such shares were excluded. For both the three and six months ended September 30, 2022, two million such shares were excluded.

(15) SEGMENT AND REVENUE INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Our CODM currently reviews total company operating results to assess overall performance and allocate resources. As of September 30, 2023, we have only one reportable segment, which represents our only operating segment.
Information about our total net revenue by timing of recognition for the three and six months ended September 30, 2023 and 2022 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net revenue by timing of recognition
Revenue recognized at a point in time	$755	$725	$1,301	$1,071
Revenue recognized over time	1,159	1,179	2,537	2,600
Net revenue	$1,914	$1,904	$3,838	$3,671
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
Information about our total net revenue by composition for the three and six months ended September 30, 2023 and 2022 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net revenue by composition
Full game downloads	$346	$328	$647	$565
Packaged goods	275	274	417	378
Full game	621	602	1,064	943

Live services and other	1,293	1,302	2,774	2,728
Net revenue	$1,914	$1,904	$3,838	$3,671
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

Information about our total net revenue by platform for the three and six months ended September 30, 2023 and 2022 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Platform net revenue
Console	$1,187	$1,161	$2,354	$2,203
PC and other	423	423	874	825
Mobile	304	320	610	643
Net revenue	$1,914	$1,904	$3,838	$3,671
Information about our operations in North America and internationally for the three and six months ended September 30, 2023 and 2022 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net revenue from unaffiliated customers
North America	$747	$794	$1,554	$1,556
International	1,167	1,110	2,284	2,115
Net revenue	$1,914	$1,904	$3,838	$3,671

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of September 30, 2023, the related condensed consolidated statements of operations, comprehensive income, and changes in stockholders’ equity for the three-month and six-month periods ended September 30, 2023 and October 1, 2022, and cash flows for the six month periods ended September 30, 2023 and October 1, 2022 and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
November 7, 2023

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

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended September 30, 2023, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 as filed with the SEC on May 24, 2023 and in other documents we have filed with the SEC.
About Electronic Arts
Electronic Arts is a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and services that can be experienced on game consoles, PCs, mobile phones and tablets. At our core is a portfolio of intellectual property from which we create innovative games and experiences that deliver high-quality entertainment and drive engagement across our network of hundreds of millions of unique active accounts. Our portfolio includes brands that we either wholly own (such as Apex Legends, Battlefield, and The Sims) or license from others (such as EA SPORTS Madden NFL, Star Wars, and the 300+ licenses within our EA SPORTS FC ecosystem). Through our live services offerings, we offer high-quality experiences designed to provide value to players, and extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our base games. We are focusing on building games and experiences that grow the global online communities around our key franchises; reaching more players through connecting interactive storytelling to key intellectual property; and building re-occurring revenue from our annualized sports franchises, our console, PC and mobile catalog titles, and our live services.

Financial Results
Our key financial results for our fiscal quarter ended September 30, 2023 were as follows:
•Total net revenue was $1,914 million, up 1 percent year-over-year.
•Live services and other net revenue was $1,293 million, down 1 percent year-over-year.
•Gross margin was 76.2 percent, up 1 percentage point year-over-year.
•Operating expenses were $1,081 million, up 7 percent year-over-year.
•Operating income was $377 million, down 12 percent year-over-year.
•Net income was $399 million with diluted earnings per share of $1.47.
•Net cash provided by operating activities was $112 million, up 200 percent year-over-year.
•Total cash, cash equivalents and short-term investments were $2,305 million.
•We repurchased 2.6 million shares of our common stock for $325 million.
•We paid cash dividends of $51 million during the quarter ended September 30, 2023.
Trends in Our Business
Live Services Business. We offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our base games and free-to-play games. Our net revenue attributable to live services and other was $5,535 million, $5,288 million, and $4,485 million for the trailing twelve months ended September 30, 2023, 2022 and 2021, respectively, and we expect that live services net revenue will continue to be material to our business. Within live services and other, net revenue attributable to extra content was $4,374 million, $4,140 million, and $3,382 million for the trailing twelve months ended September 30, 2023, 2022 and 2021, respectively. Extra content net revenue has increased as more players engage with our games and services, and purchase additional content designed to provide value to players and extend and enhance gameplay. Our most popular live services are the extra content purchased for the Ultimate Team mode associated with our sports franchises and extra content purchased for our Apex Legends franchise. Ultimate Team allows players to collect current and former professional players in order to build and compete as a personalized team. Live services net revenue generated from extra content purchased within the Ultimate Team mode associated with our sports franchises, a substantial portion of which is derived from Ultimate Team within our global football franchise, and from our Apex Legends franchise, is material to our business.
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

Concentration of Sales Among the Most Popular Games. In all major segments of our industry, we see a large portion of games sales concentrated on the most popular titles. Similarly, a significant portion of our revenue historically has been derived from games based on a few popular franchises, several of which we have released on an annual or bi-annual basis. In particular, we have historically derived a significant portion of our net revenue from our global football franchise, the annualized version of which is consistently one of the best-selling games in the marketplace. We transitioned our global football franchise to a new EA SPORTS FC brand in the second quarter of fiscal 2024. Our continued vision for the future of interactive football with EA SPORTS FC is to create the largest football club in the world, and we believe that we can continue delivering creativity and innovation across platforms, geographies, and business models to connect more fans on a global scale.

Re-occurring Revenue Sources. Our business model includes revenue that we deem re-occurring in nature, such as revenue from our live services, annualized sports franchises (e.g., EA SPORTS FC, EA SPORTS Madden NFL), and our console, PC and mobile catalog titles (i.e., titles that did not launch in the current fiscal year). We have been able to forecast revenue from these areas of our business with greater relative confidence than for new games, services and business models. As we continue to incorporate new business models and modalities of play into our games, our goal is to continue to look for opportunities to expand the re-occurring portion of our business.

Free-to-Play and Free-to-Enter Games. We offer games in some of our largest franchises, including The Sims 4, Apex Legends, and the PC and mobile version of our EA SPORTS FC franchise, that allow consumers to access games with no-upfront cost. These games are then monetized through a live service associated with the game, particularly extra content sales. These business models are dominant in the mobile gaming industry and are becoming increasingly accepted in the online PC and console market. We expect to continue offering games through these business models across console, PC and mobile and expect extra content revenue generated through these business models to continue to be an important part of our business.

Restructuring. In March 2023, our Board of Directors approved a restructuring plan (the "2023 Restructuring Plan" or the “Plan”) focused on prioritizing investments to the Company's growth opportunities and optimizing its real estate portfolio. The Plan includes actions driven by portfolio rationalization, including intellectual property impairment charges and headcount reductions, in addition to office space reductions. The actions associated with the Plan were substantially completed as of September 30, 2023.

Net Bookings. In order to improve transparency into our business, we disclose an operating performance metric, net bookings. Net bookings is defined as the net amount of products and services sold digitally or sold-in physically in the period. Net bookings is calculated by adding total net revenue to the change in deferred net revenue for online-enabled games.

The following is a calculation of our total net bookings for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2023	2022	2023	2022
Total net revenue	$1,914	$1,904	$3,838	$3,671
Change in deferred net revenue (online-enabled games)	(94)	(150)	(440)	(618)
Net bookings	$1,820	$1,754	$3,398	$3,053
Net bookings were $1,820 million for the three months ended September 30, 2023 primarily driven by sales related to EA SPORTS FC 24, EA SPORTS Madden NFL 24, FIFA 23, Apex Legends, and The Sims 4. Net bookings increased $66 million, or 4 percent, as compared to the three months ended September 30, 2022, primarily due to the release of EA SPORTS FC 24, partially offset by decreased sales of extra content for Apex Legends, a year-over-year decrease in the EA SPORTS F1 franchise, and fluctuations in foreign exchange rates, net of hedging activities. Live services and other net bookings were $1,129 million for the three months ended September 30, 2023, and increased $10 million, or 1 percent, as compared to the three months ended September 30, 2022. The increase in live services and other net bookings was primarily driven by sales of extra content for EA SPORTS FC Ultimate Team, partially offset by decreased sales of extra content for Apex Legends and fluctuations in foreign exchange rates, net of hedging activities. Full game net bookings were $691 million for the three months ended September 30, 2023, and increased $56 million, or 9 percent, as compared to the three months ended September 30, 2022 primarily due to the release of EA SPORTS FC 24, partially offset by a year-over-year decline in the EA SPORTS F1 franchise.

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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2024 contains 52 weeks and ends on March 30, 2024. Our results of operations for the fiscal year ended March 31, 2023 contained 52 weeks and ended on April 1, 2023. Our results of operations for the three and six months ended September 30, 2023 contained 13 weeks and 26 weeks, respectively, and ended on September 30, 2023. Our results of operations for the three and six months ended September 30, 2022 contained 13 weeks and 26 weeks, respectively, and ended on October 1, 2022. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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

Net Revenue Quarterly Analysis
Net Revenue
Net revenue for the three months ended September 30, 2023 was $1,914 million, primarily driven by sales related to FIFA 23, EA SPORTS FC 24, Apex Legends, EA SPORTS Madden NFL 24, and The Sims 4. Net revenue for the three months ended September 30, 2023 increased $10 million as compared to the three months ended September 30, 2022. This increase was driven by a $395 million increase in net revenue primarily driven by the release of EA SPORTS FC 24, and FIFA 23, partially offset by a $385 million decrease in net revenue primarily due to Apex Legends, Battlefield 2042, and a year-over-year decline in the EA SPORTS F1 franchise.

Net Revenue by Composition
Our net revenue by composition for the three months ended September 30, 2023 and 2022 was as follows (in millions):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Net revenue:
Full game downloads	$346	$328	$18	5%
Packaged goods	275	274	1	—%
Full game	$621	$602	$19	3%

Live services and other	$1,293	$1,302	$(9)	(1)%
Total net revenue	$1,914	$1,904	$10	1%
Full Game Net Revenue
Full game net revenue includes full game downloads and packaged goods. Full game downloads primarily includes revenue from digital sales of full games on console, PC, mobile phones and tablets. Packaged goods primarily includes revenue from software that is sold physically through traditional channels such as brick and mortar retailers and certain licensing revenue.
For the three months ended September 30, 2023, full game net revenue was $621 million, primarily driven by the release of EA SPORTS FC 24, EA SPORTS Madden NFL 24, and FIFA 23. Full game net revenue for the three months ended September 30, 2023 increased $19 million, or 3 percent, as compared to the three months ended September 30, 2022. This increase was primarily driven by the release of EA SPORTS FC 24 and Star Wars Jedi: Survivor, partially offset by Battlefield 2042 and a year-over-year decline in the EA SPORTS F1 franchise.

Live Services and Other Net Revenue
Live services and other net revenue primarily includes revenue from sales of extra content for console, PC, and mobile games, certain licensing revenue, subscriptions, and advertising.
For the three months ended September 30, 2023, live services and other net revenue was $1,293 million, primarily driven by sales of extra content and licensing for FIFA 23, Apex Legends, The Sims 4, and our global football mobile business. Live services and other net revenue for the three months ended September 30, 2023 decreased $9 million, or 1 percent, as compared to the three months ended September 30, 2022. This decrease was primarily driven by decreased sales of extra content for Apex Legends and softness in sales of extra content within our mobile catalog portfolio, partially offset by sales of extra content for Ultimate Team within our global football franchise.

Net Revenue Year-to-Date Analysis
Net Revenue
Net revenue for the six months ended September 30, 2023 was $3,838 million, primarily driven by sales related to FIFA 23, Apex Legends, EA SPORTS FC 24, Star Wars Jedi: Survivor, and EA SPORTS Madden NFL 23. Net revenue for the six months ended September 30, 2023 increased $167 million as compared to the six months ended September 30, 2022. This increase was driven by a $602 million increase in net revenue primarily driven by the release of EA SPORTS FC 24 and Star Wars Jedi: Survivor, partially offset by a $435 million decrease in net revenue primarily due to Battlefield 2042, Apex Legends, and softness within our mobile portfolio.

Net Revenue by Composition
Our net revenue by composition for the six months ended September 30, 2023 and 2022 was as follows (in millions):

	Six Months Ended September 30,
	2023	2022	$ Change	% Change
Net revenue:
Full game downloads	$647	$565	$82	15%
Packaged goods	417	378	39	10%
Full game	$1,064	$943	$121	13%

Live services and other	$2,774	$2,728	$46	2%
Total net revenue	$3,838	$3,671	$167	5%
Full Game Net Revenue
For the six months ended September 30, 2023, full game net revenue was $1,064 million, primarily driven by EA SPORTS FC 24, Star Wars Jedi: Survivor, FIFA 23, and EA SPORTS Madden NFL 24. Full game net revenue for the six months ended September 30, 2023 increased $121 million, or 13 percent, as compared to the six months ended September 30, 2022. This increase was primarily driven by the release of EA SPORTS FC 24 and Star Wars Jedi: Survivor, partially offset by Battlefield 2042.

Live Services and Other Net Revenue
Live services and other net revenue primarily includes revenue from sales of extra content for console, PC, and mobile games, certain licensing revenue, subscriptions, and advertising.
For the six months ended September 30, 2023, live services and other net revenue was $2,774 million, primarily driven by sales of extra content and licensing for FIFA 23, Apex Legends, The Sims 4, our global football mobile business, and EA SPORTS Madden Ultimate Team. Live services and other net revenue for the six months ended September 30, 2023 increased $46 million, or 2 percent, as compared to the six months ended September 30, 2022. This increase was primarily driven by sales of extra content for Ultimate Team within our global football franchise, partially offset by a decrease in net revenue primarily due to decreased sales of extra content for Apex Legends.
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

Cost of revenue for the three months ended September 30, 2023 and 2022 was as follows (in millions):

September 30, 2023	% of Net Revenue	September 30, 2022	% of Net Revenue	% Change	Change as a % of Net Revenue
$456	24%	$462	24%	(1)%	—%
Cost of Revenue
Cost of revenue decreased by $6 million during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The decrease was primarily due to a decrease in acquisition-related intangible asset amortization and impairment, partially offset by an increase in royalty costs due to a higher mix in sales from royalty bearing titles.
Cost of Revenue Year-to-Date Analysis
Cost of revenue for the six months ended September 30, 2023 and 2022 was as follows (in millions):

September 30, 2023	% of Net Revenue	September 30, 2022	% of Net Revenue	% Change	Change as a % of Net Revenue
824	21%	$776	21%	6%	—%
Cost of Revenue
Cost of revenue increased by $48 million during the six months ended September 30, 2023, as compared to the six months ended September 30, 2022. The increase was primarily due to an increase in royalty costs due to a higher mix in sales from royalty bearing titles, and inventory costs driven by the releases of EA SPORTS FC 24 and Star Wars Jedi: Survivor, partially offset by a decrease in acquisition-related intangible asset amortization and impairment and a decrease in platform and hosting fees.

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
Research and development expenses for the three and six months ended September 30, 2023 and 2022 were as follows (in millions):

	September 30, 2023	% of Net Revenue	September 30, 2022	% of Net Revenue	$ Change	% Change
Three months ended	$602	32%	$565	30%	$37	7%
Six months ended	$1,198	31%	$1,137	31%	$61	5%
Research and development expenses increased by $37 million, or 7 percent, during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. This increase was primarily due to a $18 million increase in stock-based compensation, a $17 million increase in personnel-related costs primarily resulting from continued investment in our studios, partially offset by a $8 million decrease in studio related contracted services.
Research and development expenses increased by $61 million, or 5 percent, during the six months ended September 30, 2023, as compared to the six months ended September 30, 2022. This increase was primarily due to a $30 million increase in stock-based compensation, a $26 million increase in personnel-related costs primarily resulting from continued investment in our studios, partially offset by a $11 million decrease in studio related contracted services.

Marketing and Sales
Marketing and sales expenses consist of advertising, marketing and promotional expenses, personnel-related costs, and related overhead costs, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three and six months ended September 30, 2023 and 2022 were as follows (in millions):

	September 30, 2023	% of Net Revenue	September 30, 2022	% of Net Revenue	$ Change	% Change
Three months ended	$280	15%	$233	12%	$47	20%
Six months ended	$509	13%	$467	13%	$42	9%
Marketing and sales expenses increased by $47 million, or 20 percent, during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. This increase was primarily due to a $57 million increase from the investment behind the launch of EA SPORTS FC, partially offset by a $5 million decrease in contracted services and a $3 million decrease in stock-based compensation.
Marketing and sales expenses increased by $42 million, or 9 percent, during the six months ended September 30, 2023, as compared to the six months ended September 30, 2022. This increase was primarily due to a $57 million increase from the investment behind the launch of EA SPORTS FC, partially offset by a $7 million decrease in contracted services and a $5 million decrease in stock-based compensation.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology (“IT”), related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three and six months ended September 30, 2023 and 2022 were as follows (in millions):

	September 30, 2023	% of Net Revenue	September 30, 2022	% of Net Revenue	$ Change	% Change
Three months ended	$173	9%	$174	9%	$(1)	(1)%
Six months ended	$336	9%	$341	9%	$(5)	(2)%
General and administrative expenses decreased by $5 million, or 2 percent, during the six months ended September 30, 2023, as compared to the six months ended September 30, 2022. This decrease was primarily due to a $6 million decrease in stock-based compensation, a $5 million decrease in contracted services, partially offset by a $4 million increase in IT-related costs.

Income Taxes
Provision for (benefits from) income taxes for the three and six months ended September 30, 2023 and 2022 were as follows (in millions):

	September 30, 2023	Effective Tax Rate	September 30, 2022	Effective Tax Rate
Three months ended	$(8)	(2)%	$128	30%
Six months ended	$146	15%	$253	29%
The provision for (benefits from) income taxes for the three and six months ended September 30, 2023 is based on our projected annual effective tax rate for fiscal year 2024, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three and six months ended September 30, 2023 was negative 2 percent and 15 percent, respectively, as compared to 30 and 29 percent for the same period in fiscal year 2023.

Our effective tax rate for the three months ended September 30, 2023 included a $92 million one-time tax benefit to remeasure our Swiss deferred tax assets to the higher statutory tax rate which was enacted during the three months ended September 30, 2023.

In addition, our effective tax rate for the three months ended September 30, 2023 included a cumulative one-time benefit related to R&D capitalization guidance issued by the U.S. Treasury during the three months ended September 30, 2023.

Excluding the one-time items in the current year period, the effective tax rate for the three and six months ended September 30, 2023 would have been 25 and 27 percent, respectively, and are lower than the effective tax rate in the prior year period primarily due to a lower period cost for the U.S. tax on our non-U.S. earnings. Our projected period cost for the current year period was favorably impacted by the R&D capitalization guidance.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of September 30, 2023	As of March 31, 2023	Increase/(Decrease)
Cash and cash equivalents	$1,946	$2,424	$(478)
Short-term investments	359	343	16
Total	$2,305	$2,767	$(462)
Percentage of total assets	18%	21%

	Six Months Ended September 30,
(In millions)	2023	2022	Change
Net cash provided by (used in) operating activities	$471	$(190)	$661
Net cash used in investing activities	(107)	(119)	12
Net cash used in financing activities	(833)	(824)	(9)
Effect of foreign exchange on cash and cash equivalents	(9)	(60)	51
Net increase (decrease) in cash and cash equivalents	$(478)	$(1,193)	$715
Changes in Cash Flow
Operating Activities. Net cash provided by operating activities increased by $661 million during the six months ended September 30, 2023, as compared to the six months ended September 30, 2022, primarily driven by higher customer cash receipts and lower cash payments for income taxes, partially offset by cash outflows from hedging activities.
Investing Activities. Net cash used in investing activities decreased by $12 million during the six months ended September 30, 2023, as compared to the six months ended September 30, 2022, primarily driven by a $136 million increase in proceeds from maturities and sales of short-term investments, and a $16 million decrease in capital expenditures, partially offset by a $140 million increase in the purchase of short-term investments.
Financing Activities. Net cash used in financing activities increased by $9 million during the six months ended September 30, 2023, as compared to the six months ended September 30, 2022, primarily due to a $5 million increase in common stock repurchases.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of September 30, 2023, our short-term investments had gross unrealized losses of $1 million or less than 1 percent of total short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.
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
Credit Facility
On March 22, 2023, we entered into a $500 million unsecured revolving credit facility (the "Credit Facility") with a syndicate of banks. The Credit Facility terminates on March 22, 2028 unless the maturity is extended in accordance with its terms. As of September 30, 2023, no amounts were outstanding. The Credit Facility contains an option to arrange with existing lenders and/or new lenders to provide up to an aggregate of $500 million in additional commitments for revolving loans. Proceeds of loans made under the Credit Facility may be used for general corporate purposes. See Note 11 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our Credit Facility, which is incorporated by reference into this Item 2.
Financial Condition
Our material cash requirements, including commitments for capital expenditure, as of September 30, 2023 are set forth in our Note 12 — Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q, which is incorporated by reference into this Item 2. We expect capital expenditures to be approximately $250 million in fiscal year 2024 primarily due to facility buildouts. We believe that our cash, cash equivalents, short-term investments, cash generated from operations and available financing facilities will be sufficient to meet these material cash requirements, which include licensing intellectual property from professional sports organizations and players associations used in our EA SPORTS titles (e.g., the 300+ licenses within our EA SPORTS FC ecosystem, NFL Properties LLC, NFL Players Association and NFL Players Inc.) and third-party content and celebrities (e.g., Disney Interactive), debt repayment obligations of $1.9 billion, and to fund our operating requirements for the next 12 months and beyond. Our operating requirements include working capital requirements, capital expenditures, the remaining portion of our $2.6 billion share repurchase program, quarterly cash dividend, which is currently $0.19 per share, subject to declaration by our Board of Directors or a designated Committee of the Board of Directors, and potentially, future acquisitions or strategic investments. We may choose at any time to raise additional capital to repay debt, strengthen our financial position, facilitate expansion, repurchase our stock, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.

During the six months ended September 30, 2023, we returned $753 million to stockholders through our capital return programs, repurchasing 5.2 million shares for approximately $650 million and returning $103 million through our quarterly cash dividend program which was initiated in November 2020.

Our foreign subsidiaries are generally subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of September 30, 2023, approximately $876 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.
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
As of September 30, 2023, we did not have any off-balance sheet arrangements.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of September 30, 2023, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $208 million or $415 million, respectively. As of September 30, 2023, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses in the Condensed Consolidated Statements of Operations on our foreign currency forward contracts used in balance sheet hedging of $119 million or $238 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in the same manner and actual results may differ materially. See Note 4 — Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.

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
As of September 30, 2023, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with changes in fair value, including unrealized gains and unrealized losses not related to credit losses, reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.
Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Changes in interest rates affect the fair value of our short-term investment portfolio. To provide a meaningful assessment of the interest rate risk associated with our short-term investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio assuming a 150 basis point parallel shift in the yield curve. As of September 30, 2023, a hypothetical 150 basis point increase in interest rates would have resulted in a $3 million, or 1 percent decrease in the fair market value of our short-term investments.

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
Changes in internal control over financial reporting
There has been no change in our internal controls over financial reporting identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that occurred during the fiscal quarter ended September 30, 2023 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
We strive to create innovative and high-quality products and services that allow us to grow the global online communities around our key franchises and reach more players. However, innovative and high-quality titles, even if highly-reviewed, may not meet our expectations or the expectations of our players. Many financially successful products and services within our industry are iterations of prior titles with large established consumer bases and significant brand recognition, which makes competing in certain categories challenging. In addition, products or services of our direct competitors or other entertainment companies may take a larger portion of consumer spending or time than we anticipate, which could cause our products and services to underperform relative to our expectations. A significant portion of our revenue historically has been derived from products and services based on a few popular franchises, and the underperformance of a single major title has had, and could in the future have, a material adverse impact on our financial results. For example, we have historically derived a significant portion of our net revenue from sales related to our EA SPORTS FC franchise, annualized versions of which are consistently one of the best-selling games in the marketplace. Any events or circumstances that negatively impact our EA SPORTS FC franchise, including Ultimate Team, such as product or service quality, our transition to a new EA SPORTS FC brand, other products that take a portion of consumer spending and time, the delay or cancellation of a product or service launch, increased competition for key licenses, or real or perceived security risks, could negatively impact our financial results to a disproportionate extent.
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
Our business model includes revenue that we deem re-occurring in nature, such as revenue from our live services, annualized sports franchises (e.g., EA SPORTS FC, EA SPORTS Madden NFL), and our console, PC and mobile catalog titles (i.e., titles that did not launch in the current fiscal year). While we have been able to forecast the revenue from these areas of our business with greater relative confidence than for new games, services and business models, we cannot provide assurances that consumer demand will remain consistent, including in connection with circumstances outside of our control. Furthermore, we may cease to offer games and services that we previously had deemed to be re-occurring in nature. Any decline or fluctuation in the re-occurring portion of our business may have a negative impact on our financial and operating results.
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

Natural disasters, cyber-incidents, weather events, wildfires, power disruptions, telecommunications failures, pandemics, health crises and other public health events, failed upgrades of existing systems or migrations to new systems, acts of terrorism or other events could cause outages, disruptions and/or degradations of our infrastructure (including our or our partners’

information technology and network systems), a failure in our ability to conduct normal business operations, or the closure of public spaces in which players engage with our games and services all of which could materially impact our reputation and brand, financial condition and operating results. The health and safety of our employees, players, third-party organizations with whom we partner, or regulatory agencies on which we rely could be also affected, any of which may prevent us from executing against our business strategies and/or cause a decrease in consumer demand for our products and services. We recognize the inherent physical risks associated with climate change. Our business relies on the reliable transmission of energy worldwide and is susceptible to weather-related events that could stress the power grid. Natural disasters and weather events, such as wildfires and hurricanes, are increasing in size and scope and certain of our office locations are located in areas that are vulnerable to these effects. System redundancy may be ineffective, and our disaster recovery and business continuity planning may not be sufficient for all eventualities. In addition, our corporate headquarters and several of our key studios also are located in seismically active regions. These catastrophic events could disrupt our business and operations, and/or the businesses and operations of our partners and may cause us to incur additional costs to maintain or resume operations.

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
Our business depends on our ability to attract, train, motivate and retain executive, technical, creative, marketing and other personnel that are essential to the development, marketing and support of our products and services. The market for highly-skilled workers and leaders in our industry is extremely competitive, particularly in the geographic locations in which many of our key personnel are located and has recently intensified further due to industry trends. We also engage with talent through contracted services. In addition, our leading position within the interactive entertainment industry makes us a prime target for recruiting our executives, as well as key creative and technical talent. If we cannot successfully recruit, train, motivate, attract and retain qualified employees, develop and maintain a healthy culture, or replace key employees following their departure, our reputation, brand and culture may be negatively impacted and our business will be impaired. Our global workforce is primarily non-unionized, but we have unions and works councils outside of the United States. In the United States, there has been an increase in prominence in certain sectors of workers exercising their right to form or join a union. If significant employee populations were to unionize or if we experience labor disruptions, we could experience operational changes that may materially impact our business.

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

The following table summarizes the number of shares repurchased during the three months ended September 30, 2023:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
July 2, 2023 - July 29, 2023	727,561	$134.73	727,561	$1,532
July 30, 2023 - August 26, 2023	827,526	$124.69	827,526	$1,429
August 27, 2023 - September 30, 2023	1,026,161	$120.67	1,026,161	$1,305
	2,581,248	$125.92	2,581,248

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Rule 10b5-1 Plans

On August 30, 2023, Stuart Canfield, EA’s Chief Financial Officer, entered into a trading plan intended to satisfy the requirements of Rule 10b5-1(c) of the Exchange Act as part of managing his EA equity holdings (“10b5-1 Plan”). Up to an aggregate of 10,759 shares of our common stock may be sold under this plan with sales occurring periodically from the estimated selling start date of November 29, 2023 through October 17, 2024.

Item 6.Exhibits

The exhibits listed in the accompanying index to exhibits on Page 57 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2023
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

†    Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 are the following formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows, and (6) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Stuart Canfield
DATED:	Stuart Canfield
November 7, 2023	EVP and Chief Financial Officer (Duly Authorized Officer)