Form 10-Q
period 2023-12-31
ELECTRONIC ARTS INC.
filed 2024-02-06
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
As of February 2, 2024, there were 267,350,461 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2023

PART I – FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	December 31, 2023	March 31, 2023 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,742	$2,424
Short-term investments	362	343
Receivables, net	867	684
Other current assets	378	518
Total current assets	4,349	3,969
Property and equipment, net	561	549
Goodwill	5,382	5,380
Acquisition-related intangibles, net	501	618
Deferred income taxes, net	2,375	2,462
Other assets	449	481
TOTAL ASSETS	$13,617	$13,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62	$99
Accrued and other current liabilities	1,299	1,285
Deferred net revenue (online-enabled games)	1,919	1,901
Total current liabilities	3,280	3,285
Senior notes, net	1,881	1,880
Income tax obligations	482	607
Deferred income taxes, net	2	1
Other liabilities	439	393
Total liabilities	6,084	6,166
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 268 and 273 shares issued and outstanding, respectively	3	3
Additional paid-in capital	—	—
Retained earnings	7,614	7,357
Accumulated other comprehensive income (loss)	(84)	(67)
Total stockholders’ equity	7,533	7,293
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,617	$13,459

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share data)	2023	2022	2023	2022
Net revenue	$1,945	$1,881	$5,783	$5,552
Cost of revenue	529	568	1,353	1,344
Gross profit	1,416	1,313	4,430	4,208
Operating expenses:
Research and development	584	556	1,782	1,693
Marketing and sales	276	256	785	723
General and administrative	170	162	506	503
Amortization and impairment of intangibles	21	50	70	132
Restructuring (See Note 7)	—	—	3	—
Total operating expenses	1,051	1,024	3,146	3,051
Operating income	365	289	1,284	1,157
Interest and other income (expense), net	17	(7)	45	(12)
Income before provision for income taxes	382	282	1,329	1,145
Provision for income taxes	92	78	238	331
Net income	$290	$204	$1,091	$814
Earnings per share:
Basic	$1.08	$0.74	$4.03	$2.93
Diluted	$1.07	$0.73	$4.01	$2.92
Number of shares used in computation:
Basic	269	276	271	278
Diluted	271	278	272	279

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2023	2022	2023	2022
Net income	$290	$204	$1,091	$814
Other comprehensive income (loss), net of tax:
Net gains (losses) on available-for-sale securities	1	2	1	1
Net gains (losses) on derivative instruments	(69)	(199)	(28)	—
Foreign currency translation adjustments	18	23	10	(53)
Total other comprehensive income (loss), net of tax	(50)	(174)	(17)	(52)
Total comprehensive income	$240	$30	$1,074	$762

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except share data in thousands)	Shares	Amount
Balances as of March 31, 2023	272,914	$3	$—	$7,357	$(67)	$7,293
Total comprehensive income	—	—	—	402	(8)	394
Stock-based compensation	—	—	130	—	—	130
Issuance of common stock	1,408	—	(105)	—	—	(105)
Common stock repurchases and excise tax	(2,574)	—	(25)	(301)	—	(326)
Cash dividends declared ($0.19 per common share)	—	—	—	(52)	—	(52)
Balances as of June 30, 2023	271,748	$3	$—	$7,406	$(75)	$7,334
Total comprehensive income	—	—	—	399	41	440
Stock-based compensation	—	—	155	—	—	155
Issuance of common stock	673	—	25	—	—	25
Common stock repurchases and excise tax	(2,581)	—	(180)	(148)	—	(328)
Cash dividends declared ($0.19 per common share)	—	—	—	(51)	—	(51)
Balances as of September 30, 2023	269,840	$3	$—	$7,606	$(34)	$7,575
Total comprehensive income	—	—	—	290	(50)	240
Stock-based compensation	—	—	151	—	—	151
Issuance of common stock	826	—	(55)	—	—	(55)
Common stock repurchases and excise tax	(2,474)	—	(96)	(231)	—	(327)
Cash dividends declared ($0.19 per common share)	—	—	—	(51)	—	(51)
Balances as of December 31, 2023	268,192	$3	$—	$7,614	$(84)	$7,533

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except share data in thousands)	Shares	Amount
Balances as of March 31, 2022	280,051	$3	$—	$7,607	$15	$7,625
Total comprehensive income	—	—	—	311	56	367
Stock-based compensation	—	—	125	—	—	125
Issuance of common stock	1,413	—	(103)	—	—	(103)
Common stock repurchases	(2,512)	—	(22)	(298)	—	(320)
Cash dividends declared ($0.19 per common share)	—	—	—	(53)	—	(53)
Balances as of June 30, 2022	278,952	$3	$—	$7,567	$71	$7,641
Total comprehensive income	—	—	—	299	66	365
Stock-based compensation	—	—	140	—	—	140
Issuance of common stock	641	—	30	—	—	30
Common stock repurchases	(2,569)	—	(170)	(155)	—	(325)
Cash dividends declared ($0.19 per common share)	—	—	—	(53)	—	(53)
Balances as of September 30, 2022	277,024	$3	$—	$7,658	$137	$7,798
Total comprehensive income	—	—	—	204	(174)	30
Stock-based compensation	—	—	141	—	—	141
Issuance of common stock	705	—	(41)	—	—	(41)
Common stock repurchases	(2,593)	—	(100)	(225)	—	(325)
Cash dividends declared ($0.19 per common share)	—	—	—	(52)	—	(52)
Balances as of December 31, 2022	275,136	$3	$—	$7,585	$(37)	$7,551

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended December 31,
(In millions)	2023	2022
OPERATING ACTIVITIES
Net income	$1,091	$814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and impairment	255	363
Stock-based compensation	436	406
Change in assets and liabilities:
Receivables, net	(184)	(186)
Other assets	186	(53)
Accounts payable	(36)	(21)
Accrued and other liabilities	(119)	28
Deferred income taxes, net	88	(203)
Deferred net revenue (online-enabled games)	18	(215)
Net cash provided by operating activities	1,735	933
INVESTING ACTIVITIES
Capital expenditures	(148)	(160)
Proceeds from maturities and sales of short-term investments	450	243
Purchase of short-term investments	(460)	(263)
Net cash used in investing activities	(158)	(180)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	43	47
Cash dividends paid	(154)	(158)
Cash paid to taxing authorities for shares withheld from employees	(178)	(161)
Common stock repurchases	(975)	(970)
Net cash used in financing activities	(1,264)	(1,242)
Effect of foreign exchange on cash and cash equivalents	5	(41)
Increase (decrease) in cash and cash equivalents	318	(530)
Beginning cash and cash equivalents	2,424	2,732
Ending cash and cash equivalents	$2,742	$2,202
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$204	$457
Cash paid during the period for interest	28	28

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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2024 contains 52 weeks and ends on March 30, 2024. Our results of operations for the fiscal year ended March 31, 2023 contained 52 weeks and ended on April 1, 2023. Our results of operations for the three and nine months ended December 31, 2023 contained 13 weeks and 39 weeks, respectively, and ended on December 30, 2023. Our results of operations for the three and nine months ended December 31, 2022 contained 13 weeks and 39 weeks, respectively, and ended on December 31, 2022. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update expands segment disclosures by requiring disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This update is effective for our annual report for fiscal year 2025, for interim period reporting beginning in fiscal year 2026, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the timing of adoption and impact of this ASU on our Consolidated Financial Statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. The amendments further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU is effective for our annual report for fiscal year 2026, with early adoption permitted, and should be applied either prospectively or retrospectively. We are currently evaluating the timing of adoption and impact of this ASU on our Consolidated Financial Statements and related disclosures.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2023 and March 31, 2023, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of December 31, 2023	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$59	$59	$—	$—	Cash equivalents
Money market funds	818	818	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	111	—	111	—	Short-term investments
U.S. Treasury securities	95	95	—	—	Short-term investments
U.S. agency securities	12	—	12	—	Short-term investments
Commercial paper	87	—	87	—	Short-term investments and cash equivalents
Foreign government securities	5	—	5	—	Short-term investments
Asset-backed securities	41	—	41	—	Short-term investments
Certificates of deposit	16	—	16	—	Short-term investments
Foreign currency derivatives	32	—	32	—	Other current assets and other assets
Deferred compensation plan assets (a)	30	30	—	—	Other assets
Total assets at fair value	$1,306	$1,002	$304	$—
Liabilities
Foreign currency derivatives	$65	$—	$65	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	30	30	—	—	Other liabilities
Total liabilities at fair value	$95	$30	$65	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2023	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$56	$56	$—	$—	Cash equivalents
Money market funds	956	956	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	113	—	113	—	Short-term investments
U.S. Treasury securities	80	80	—	—	Short-term investments
U.S. agency securities	28	—	28	—	Short-term investments and cash equivalents
Commercial paper	66	—	66	—	Short-term investments and cash equivalents
Foreign government securities	11	—	11	—	Short-term investments
Asset-backed securities	37	—	37	—	Short-term investments
Certificates of deposit	14	—	14	—	Short-term investments
Foreign currency derivatives	29	—	29	—	Other current assets and other assets
Deferred compensation plan assets (a)	23	23	—	—	Other assets
Total assets at fair value	$1,413	$1,115	$298	$—
Liabilities
Foreign currency derivatives	$65	$—	$65	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	24	24	—	—	Other liabilities
Total liabilities at fair value	$89	$24	$65	$—

(a)The Deferred Compensation Plan consists of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, for additional information regarding our Deferred Compensation Plan.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of December 31, 2023 and March 31, 2023, our cash and cash equivalents were $2,742 million and $2,424 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.
Short-Term Investments
Short-term investments consisted of the following as of December 31, 2023 and March 31, 2023 (in millions):

	As of December 31, 2023				As of March 31, 2023
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$111	$—	$—	$111	$114	$—	$(1)	$113
U.S. Treasury securities	95	—	—	95	80	—	—	80
U.S. agency securities	12	—	—	12	25	—	—	25
Commercial paper	82	—	—	82	63	—	—	63
Foreign government securities	5	—	—	5	11	—	—	11
Asset-backed securities	41	—	—	41	37	—	—	37
Certificates of deposit	16	—	—	16	14	—	—	14
Short-term investments	$362	$—	$—	$362	$344	$—	$(1)	$343

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of December 31, 2023 and March 31, 2023 (in millions):

	As of December 31, 2023		As of March 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$267	$267	$267	$266
Due 1 year through 5 years	89	89	72	72
Due after 5 years	6	6	5	5
Short-term investments	$362	$362	$344	$343

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
We transact business in various foreign currencies and have significant international sales and expenses denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign currency forward contracts, generally with maturities of 18 months or less, to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in certain foreign currencies. Our cash flow risks are primarily related to fluctuations in the Euro, British pound sterling, Canadian dollar, Swedish krona, Australian dollar, Japanese yen, Chinese yuan, South Korean won, and Polish zloty. In addition, we utilize foreign currency forward contracts to mitigate foreign currency exchange risk associated with foreign-currency-denominated monetary assets and liabilities, primarily intercompany receivables and payables. The foreign currency forward contracts not designated as hedging instruments generally have a contractual term of approximately three months or less and are transacted near month-end. We do not use foreign currency forward contracts for speculative trading purposes.
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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of December 31, 2023			As of March 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$301	$8	$—	$371	$2	$9
Forward contracts to sell	$1,634	$9	$43	$2,255	$23	$46

The effects of cash flow hedge accounting in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2023 and 2022 are as follows (in millions):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2023		2022		2023		2022
	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,945	$584	$1,881	$556	$5,783	$1,782	$5,552	$1,693
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$13	$(2)	$67	$(6)	$54	$(9)	$147	$(14)
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of December 31, 2023			As of March 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$1,018	$15	$—	$504	$4	$—
Forward contracts to sell	$976	$—	$22	$587	$—	$10
The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2023 and 2022 was as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
	Interest and other income (expense), net
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$17	$(7)	$45	$(12)
Gains (losses) on foreign currency forward contracts not designated as hedging instruments	$(11)	$(53)	$5	$(26)

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended December 31, 2023 and 2022 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of September 30, 2023	$(1)	$54	$(87)	$(34)
Other comprehensive income (loss) before reclassifications	1	(58)	18	(39)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(11)	—	(11)
Total other comprehensive income (loss), net of tax	1	(69)	18	(50)
Balances as of December 31, 2023	$—	$(15)	$(69)	$(84)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of September 30, 2022	$(4)	$246	$(105)	$137
Other comprehensive income (loss) before reclassifications	1	(137)	23	(113)
Amounts reclassified from accumulated other comprehensive income (loss)	1	(62)	—	(61)
Total other comprehensive income (loss), net of tax	2	(199)	23	(174)
Balances as of December 31, 2022	$(2)	$47	$(82)	$(37)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended December 31, 2023 and 2022 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2023	$(1)	$13	$(79)	$(67)
Other comprehensive income (loss) before reclassifications	1	17	10	28
Amounts reclassified from accumulated other comprehensive income (loss)	—	(45)	—	(45)
Total other comprehensive income (loss), net of tax	1	(28)	10	(17)
Balances as of December 31, 2023	$—	$(15)	$(69)	$(84)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2022	$(3)	$47	$(29)	$15
Other comprehensive income (loss) before reclassifications	—	134	(53)	81
Amounts reclassified from accumulated other comprehensive income (loss)	1	(134)	—	(133)
Total other comprehensive income (loss), net of tax	1	—	(53)	(52)
Balances as of December 31, 2022	$(2)	$47	$(82)	$(37)

The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and nine months ended December 31, 2023 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended December 31, 2023	Nine Months Ended December 31, 2023
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$(13)	$(54)
Research and development	2	9
Total net (gain) loss reclassified, net of tax	$(11)	$(45)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and nine months ended December 31, 2022 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended December 31, 2022	Nine Months Ended December 31, 2022
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$(67)	$(147)
Research and development	6	14
Total net (gain) loss reclassified, net of tax	$(61)	$(133)

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the nine months ended December 31, 2023 are as follows (in millions):

	As of March 31, 2023	Activity	Effects of Foreign Currency Translation	As of December 31, 2023
Goodwill	$5,748	$—	$2	$5,750
Accumulated impairment	(368)	—	—	(368)
Total	$5,380	$—	$2	$5,382
Acquisition-related intangibles consisted of the following (in millions):

	As of December 31, 2023			As of March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Finite-lived acquisition-related intangibles
Developed and core technology	$1,055	$(817)	$238	$1,051	$(754)	$297
Trade names and trademarks	596	(333)	263	596	(285)	311
Registered user base and other intangibles	56	(56)	—	56	(50)	6
Total finite-lived acquisition-related intangibles	$1,707	$(1,206)	$501	$1,703	$(1,089)	$614
Indefinite-lived acquisition-related intangibles
In-process research and development	$—	$—	$—	$4	$—	$4
Total acquisition-related intangibles, net	$1,707	$(1,206)	$501	$1,707	$(1,089)	$618

Amortization of intangibles, including impairments for the three and nine months ended December 31, 2023 and 2022 are classified in the Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Cost of revenue	$16	$26	$47	$95
Operating expenses	21	50	70	132
Total	$37	$76	$117	$227
During the three and nine months ended December 31, 2023, there were no impairment charges recorded for acquisition-related intangible assets.
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
Acquisition-related intangible assets are generally amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, currently ranging from 2 to 7 years. As of December 31, 2023 and March 31, 2023, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 4.3 years and 4.8 years, respectively.
As of December 31, 2023, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Condensed Consolidated Statements of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2024 (remaining three months)	$35
2025	123
2026	119
2027	99
2028	96
2029	29
Total	$501
Subsequent to December 31, 2023, we impaired certain acquisition-related intangible assets totaling approximately $70 million that will be recorded in the fourth quarter of fiscal year 2024.

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
Since the inception of the 2023 Restructuring Plan through December 31, 2023, we have incurred net charges of $158 million, and we do not expect to incur any additional restructuring charges under this plan.

Restructuring activities as of December 31, 2023 were as follows (in millions):

	Acquisition-Related Intangibles Impairments and Other Charges (a)	Workforce (a)	Office Space Reductions (b)	Total
Charges to operations	$68	$43	$44	$155
Charges settled in cash	—	(10)	—	(10)
Non-cash items	(66)	—	(44)	(110)
Liability as of March 31, 2023	$2	$33	$—	$35
Charges to operations	—	3	—	3
Charges settled in cash	(2)	(35)	—	(37)
Liability as of December 31, 2023	$—	$1	$—	$1
(a) Charges are recorded within Restructuring in the Condensed Consolidated Statement of Operations.
(b) Charges are recorded within General and administrative expenses in the Condensed Consolidated Statement of Operations.

The restructuring liability of $1 million as of December 31, 2023, is included in accrued and other current liabilities on the Condensed Consolidated Balance Sheets.

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
During the three and nine months ended December 31, 2023 and 2022, we did not recognize any material losses or impairment charges on royalty-based commitments.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of December 31, 2023	As of March 31, 2023
Other current assets	$48	$105
Other assets	34	31
Royalty-related assets	$82	$136
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

	As of December 31, 2023	As of March 31, 2023
Accrued and other current liabilities	$200	$208
Other liabilities	27	—
Royalty-related liabilities	$227	$208
As of December 31, 2023, we were committed to pay approximately $2,195 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 12 for further information on our developer and licensor commitments.

(9) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of December 31, 2023 and March 31, 2023 consisted of (in millions):

	As of December 31, 2023	As of March 31, 2023
Computer, equipment and software	$961	$892
Buildings	377	369
Leasehold improvements	183	186
Equipment, furniture and fixtures, and other	94	92
Land	67	66
Construction in progress	38	11
	1,720	1,616
Less: accumulated depreciation	(1,159)	(1,067)
Property and equipment, net	$561	$549
Depreciation expense associated with property and equipment was $48 million and $146 million for the three and nine months ended December 31, 2023, respectively.
Depreciation expense associated with property and equipment was $46 million and $135 million for the three and nine months ended December 31, 2022, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of December 31, 2023 and March 31, 2023 consisted of (in millions):

	As of December 31, 2023	As of March 31, 2023
Accrued compensation and benefits	$417	$436
Accrued royalties	200	208
Deferred net revenue (other)	68	103
Operating lease liabilities	71	66
Other accrued expenses	395	382
Sales returns and price protection reserves	148	90
Accrued and other current liabilities	$1,299	$1,285
Deferred net revenue (other) includes the deferral of licensing arrangements, subscription revenue, and other revenue for which revenue recognition criteria has not been met.
Deferred net revenue
Deferred net revenue as of December 31, 2023 and March 31, 2023 consisted of (in millions):

	As of December 31, 2023	As of March 31, 2023
Deferred net revenue (online-enabled games)	$1,919	$1,901
Deferred net revenue (other)	68	103
Deferred net revenue (noncurrent)	93	67
Total deferred net revenue	$2,080	$2,071
During the nine months ended December 31, 2023 and 2022, we recognized $1,942 million and $2,124 million of revenue, respectively, that were included in the deferred net revenue balance at the beginning of the period.

Remaining Performance Obligations
As of December 31, 2023, revenue allocated to remaining performance obligations consists of our deferred revenue balance of $2,080 million. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue.

(10) INCOME TAXES
The provision for income taxes for the three and nine months ended December 31, 2023 is based on our projected annual effective tax rate for fiscal year 2024, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three and nine months ended December 31, 2023 was 24 percent and 18 percent, respectively, as compared to 28 percent and 29 percent for the same period in fiscal year 2023.

Our effective tax rate for the nine months ended December 31, 2023 included a $92 million one-time tax benefit to remeasure our Swiss deferred tax assets to the higher statutory tax rate that was enacted during the three months ended September 30, 2023 and a cumulative one-time benefit related to R&D capitalization guidance issued by the U.S. Treasury during the three months ended September 30, 2023.

Excluding the one-time items in the current year period, the effective tax rate for the three and nine months ended December 31, 2023 would have been 24 percent and 26 percent, respectively, and are lower than the effective tax rate in the prior year period primarily due to a lower period cost for U.S. tax on our non-U.S. earnings. Our projected period cost for the current year period was favorably impacted by the R&D capitalization guidance.

We are subject to income tax examinations in various jurisdictions with respect to fiscal years after 2013. The timing and potential resolution of income tax examinations is highly uncertain. The gross unrecognized tax benefits as of December 31, 2023 were $761 million.

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

The carrying and fair values of the Senior Notes are as follows (in millions):

	As of December 31, 2023	As of March 31, 2023
Senior Notes:
4.80% Senior Notes due 2026	$400	$400
1.85% Senior Notes due 2031	750	750
2.95% Senior Notes due 2051	750	750
Total principal amount	$1,900	$1,900
Unaccreted discount	(5)	(6)
Unamortized debt issuance costs	(14)	(14)
Net carrying value of Senior Notes	$1,881	$1,880

Fair value of Senior Notes (Level 2)	$1,559	$1,540
As of December 31, 2023, the remaining life of the 2026 Notes, 2031 Notes and 2051 Notes is approximately 2.2 years, 7.1 years, and 27.1 years, respectively.
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

The Credit Facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a debt to EBITDA ratio. As of December 31, 2023, we were in compliance with the debt to EBITDA ratio.
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

As of December 31, 2023, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for the three and nine months ended December 31, 2023 and 2022 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Amortization of debt issuance costs	$—	$(1)	$(1)	$(2)
Coupon interest expense	(14)	(13)	(42)	(41)
Other interest expense	(1)	—	(1)	—
Total interest expense	$(15)	$(14)	$(44)	$(43)

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
The following table summarizes our minimum contractual obligations as of December 31, 2023 (in millions):

		Fiscal Years Ending March 31,
		2024
		(Remaining
	Total	three mos.)	2025	2026	2027	2028	2029	Thereafter
Unrecognized commitments
Developer/licensor commitments	$2,195	$63	$441	$501	$505	$237	$215	$233
Marketing commitments	1,452	53	263	317	277	176	112	254
Senior Notes interest	739	8	55	54	36	36	36	514
Operating lease imputed interest	46	3	11	8	6	5	4	9
Operating leases not yet commenced (a)	101	—	7	8	8	8	8	62
Other purchase obligations	486	97	207	154	27	1	—	—
Total unrecognized commitments	5,019	224	984	1,042	859	463	375	1,072

Recognized commitments
Senior Notes principal and interest	1,920	20	—	400	—	—	—	1,500
Operating leases	336	18	63	52	41	33	23	106
Transition Tax and other taxes	13	—	6	7	—	—	—	—
Total recognized commitments	2,269	38	69	459	41	33	23	1,606

Total Commitments	$7,288	$262	$1,053	$1,501	$900	$496	$398	$2,678
(a)As of December 31, 2023, we have entered into an office lease that is expected to commence in the three months ending March 31, 2024, with aggregate future lease payments of approximately $101 million and a lease term of 12 years.
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of December 31, 2023; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to the amounts included in the table above, as of December 31, 2023, we had a net liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $475 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.

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
The estimation of the fair value of market-based restricted stock units, stock options and Employee Stock Purchase Plan (“ESPP”) purchase rights is affected by assumptions regarding subjective and complex variables. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. We estimate the fair value of our stock-based awards as follows:
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
•Stock Options and ESPP. The fair value of stock options and stock purchase rights granted pursuant to our equity incentive plans and our 2000 Employee Stock Purchase Plan, as amended, respectively, is estimated using the Black-Scholes valuation model based on the multiple-award valuation method. Key assumptions of the Black-Scholes valuation model are the risk-free interest rate, expected volatility, expected term and expected dividends. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option. Expected volatility is based on a combination of historical stock price volatility and implied volatility of publicly-traded options on our common stock. An expected term is estimated based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.
There were an insignificant number of stock options granted during the three and nine months ended December 31, 2023 and 2022.

Stock Options
The following table summarizes our stock option activity for the nine months ended December 31, 2023:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2023	121	$40.43
Granted	2	128.90
Exercised	(90)	39.28
Outstanding as of December 31, 2023	33	$50.31	2.62	$3
Vested and expected to vest	33	$50.31	2.62	$3
Exercisable as of December 31, 2023	33	$50.31	2.62	$3
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of December 31, 2023, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Units
The following table summarizes our restricted stock units activity for the nine months ended December 31, 2023:

	Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2023	7,502	$128.54
Granted	4,521	128.76
Vested	(3,668)	130.08
Forfeited or cancelled	(664)	129.56
Outstanding as of December 31, 2023	7,691	$127.85
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

The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the nine months ended December 31, 2023:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2023	557	$130.03
Granted	682	128.66
Vested	(73)	127.98
Forfeited or cancelled	(330)	128.74
Outstanding as of December 31, 2023	836	$129.60
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
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the nine months ended December 31, 2023:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2023	822	$149.98
Granted	143	152.92
Vested	(50)	125.62
Forfeited or cancelled	(561)	141.20
Outstanding as of December 31, 2023	354	$168.53
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Cost of revenue	$2	$2	$6	$5
Research and development	108	95	314	271
Marketing and sales	14	15	38	44
General and administrative	27	29	78	86
Stock-based compensation expense	$151	$141	$436	$406
During the three and nine months ended December 31, 2023, we recognized $16 million and $66 million, respectively, of deferred income tax benefit related to our stock-based compensation expense. During the three and nine months ended December 31, 2022, we recognized $11 million and $56 million, respectively, of deferred income tax benefit related to our stock-based compensation expense.

As of December 31, 2023, our total unrecognized compensation cost related to stock options, restricted stock units, market-based restricted stock units, and performance-based restricted stock units was $817 million and is expected to be recognized over a weighted-average service period of 1.9 years. Of the $817 million of unrecognized compensation cost, $781 million relates to restricted stock units, $21 million relates to performance-based restricted stock units, $15 million relates to market-based restricted stock units.
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

The following table summarizes total shares repurchased during the three and nine months ended December 31, 2023 and 2022:

	November 2020 Program		August 2022 Program		Total
(In millions)	Shares	Amount	Shares	Amount(a)	Shares	Amount
Three months ended December 31, 2023	—	$—	2.5	$325	2.5	$325
Nine months ended December 31, 2023	—	$—	7.6	$975	7.6	$975
Three months ended December 31, 2022	—	$5	2.6	$320	2.6	$325
Nine months ended December 31, 2022	5.1	$650	2.6	$320	7.7	$970
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

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2023	2022	2023	2022
Net income	$290	$204	$1,091	$814
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	269	276	271	278
Dilutive potential common shares related to stock award plans	2	2	1	1
Weighted-average common stock outstanding — diluted	271	278	272	279
Earnings per share:
Basic	$1.08	$0.74	$4.03	$2.93
Diluted	$1.07	$0.73	$4.01	$2.92
Certain restricted stock units, market-based restricted stock units and performance-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. For the three months ended December 31, 2023, an immaterial amount of such shares were excluded. For the nine months ended

December 31, 2023, one million such shares were excluded. For both the three and nine months ended December 31, 2022, one million such shares were excluded.

(15) SEGMENT AND REVENUE INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Our CODM currently reviews total company operating results to assess overall performance and allocate resources. As of December 31, 2023, we have only one reportable segment, which represents our only operating segment.
Information about our total net revenue by timing of recognition for the three and nine months ended December 31, 2023 and 2022 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net revenue by timing of recognition
Revenue recognized at a point in time	$784	$762	$2,085	$1,833
Revenue recognized over time	1,161	1,119	3,698	3,719
Net revenue	$1,945	$1,881	$5,783	$5,552
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
Information about our total net revenue by composition for the three and nine months ended December 31, 2023 and 2022 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net revenue by composition
Full game downloads	$431	$423	$1,078	$988
Packaged goods	187	199	604	577
Full game	618	622	1,682	1,565

Live services and other	1,327	1,259	4,101	3,987
Net revenue	$1,945	$1,881	$5,783	$5,552
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

Information about our total net revenue by platform for the three and nine months ended December 31, 2023 and 2022 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Platform net revenue
Console	$1,229	$1,152	$3,583	$3,355
PC and other	420	435	1,294	1,260
Mobile	296	294	906	937
Net revenue	$1,945	$1,881	$5,783	$5,552
Information about our operations in North America and internationally for the three and nine months ended December 31, 2023 and 2022 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net revenue from unaffiliated customers
North America	$777	$801	$2,331	$2,357
International	1,168	1,080	3,452	3,195
Net revenue	$1,945	$1,881	$5,783	$5,552

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of December 30, 2023, the related condensed consolidated statements of operations, comprehensive income, and changes in stockholders’ equity for the three-month and nine-month periods ended December 30, 2023 and December 31, 2022, and cash flows for the nine-month periods ended December 30, 2023 and December 31, 2022 and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
February 6, 2024

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

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended December 31, 2023, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 as filed with the SEC on May 24, 2023 and in other documents we have filed with the SEC.
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

Financial Results
Our key financial results for our fiscal quarter ended December 31, 2023 were as follows:
•Total net revenue was $1,945 million, up 3 percent year-over-year.
•Live services and other net revenue was $1,327 million, up 5 percent year-over-year.
•Gross margin was 72.8 percent, up 3 percentage points year-over-year.
•Operating expenses were $1,051 million, up 3 percent year-over-year.
•Operating income was $365 million, up 26 percent year-over-year.
•Net income was $290 million with diluted earnings per share of $1.07.
•Net cash provided by operating activities was $1,264 million, up 13 percent year-over-year.
•Total cash, cash equivalents and short-term investments were $3,104 million.
•We repurchased 2.5 million shares of our common stock for $325 million.
•We paid cash dividends of $51 million during the quarter ended December 31, 2023.
Trends in Our Business
Live Services Business. We offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our base games and free-to-play games. Our net revenue attributable to live services and other was $5,603 million, $5,374 million, and $4,707 million for the trailing twelve months ended December 31, 2023, 2022 and 2021, respectively, and we expect that live services net revenue will continue to be material to our business. Within live services and other, net revenue attributable to extra content was $4,436 million, $4,203 million, and $3,668 million for the trailing twelve months ended December 31, 2023, 2022 and 2021, respectively. Extra content net revenue has increased as more players engage with our games and services, and purchase additional content designed to provide value to players and extend and enhance gameplay. Our most popular live services are the extra content purchased for the Ultimate Team mode associated with our sports franchises and extra content purchased for our Apex Legends franchise. Ultimate Team allows players to collect current and former professional players in order to build and compete as a personalized team. Live services net revenue generated from extra content purchased within the Ultimate Team mode associated with our sports franchises, a substantial portion of which is derived from Ultimate Team within our global football franchise, and from our Apex Legends franchise, is material to our business.
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
The following is a calculation of our total net bookings for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2023	2022	2023	2022
Total net revenue	$1,945	$1,881	$5,783	$5,552
Change in deferred net revenue (online-enabled games)	421	461	(19)	(157)
Net bookings	$2,366	$2,342	$5,764	$5,395
Net bookings were $2,366 million for the three months ended December 31, 2023 primarily driven by sales related to EA SPORTS FC 24, EA SPORTS Madden NFL 24, Apex Legends, and The Sims 4. Net bookings increased $24 million, or 1 percent, as compared to the three months ended December 31, 2022, primarily due to a year-over-year increase in sales related to our global football franchise, driven by EA SPORTS FC 24, partially offset by decreased sales of extra content for Apex Legends. Live services and other net bookings were $1,712 million for the three months ended December 31, 2023, and increased $57 million, or 3 percent, as compared to the three months ended December 31, 2022. The increase in live services and other net bookings was primarily due to a year-over-year increase in extra content sales for Ultimate Team within our global football franchise, driven by EA SPORTS FC 24, partially offset by decreased sales of extra content for Apex Legends. Full game net bookings were $654 million for the three months ended December 31, 2023, and decreased $33 million, or 5 percent, as compared to the three months ended December 31, 2022 primarily due to the prior year release of Need for Speed Unbound, and a year-over-year decrease in sales in our global football franchise, partially offset by the release of UFC 5.

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

Every quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. Our Swiss deferred tax asset realizability analysis relies upon future Swiss taxable income as the primary source of taxable income but considers all available sources of Swiss income based on the positive and negative evidence. We give more weight to evidence that can be objectively verified. However, estimating future Swiss taxable income requires judgment, specifically related to assumptions about expected growth rates of future Swiss taxable income, which are based primarily on third party market and industry growth data. Actual results that differ materially from those estimates could have a material impact on our valuation allowance assessment. Swiss interest rates have an impact on the valuation allowance and are based on published Swiss guidance, which generally occurs in the fourth quarter of our fiscal year. Any significant changes to such interest rates could result in a material impact to the valuation allowance and to our Condensed Consolidated Financial Statements. We have adjusted our valuation allowance for changes in the published interest rates in the past and we may do so again in the future. Switzerland has a seven-year carryforward period and does not permit the carry back of losses. Actions we take in connection with acquisitions could also impact the utilization of our Swiss deferred tax asset.
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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2024 contains 52 weeks and ends on March 30, 2024. Our results of operations for the fiscal year ended March 31, 2023 contained 52 weeks and ended on April 1, 2023. Our results of operations for the three and nine months ended December 31, 2023 contained 13 weeks and 39 weeks, respectively, and ended on December 30, 2023. Our results of operations for the three and nine months ended December 31, 2022 contained 13 weeks and 39 weeks, respectively, and ended on December 31, 2022. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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

Net Revenue Quarterly Analysis
Net Revenue
Net revenue for the three months ended December 31, 2023 was $1,945 million, primarily driven by sales related to EA SPORTS FC 24, FIFA 23, Apex Legends, EA SPORTS Madden NFL 24, and The Sims 4. Net revenue for the three months ended December 31, 2023 increased $64 million as compared to the three months ended December 31, 2022. This increase was driven by a $731 million increase in net revenue primarily driven by EA SPORTS FC 24, partially offset by a $667 million decrease in net revenue primarily due FIFA 23, FIFA 22, and Apex Legends.

Net Revenue by Composition
Our net revenue by composition for the three months ended December 31, 2023 and 2022 was as follows (in millions):

	Three Months Ended December 31,
	2023	2022	$ Change	% Change
Net revenue:
Full game downloads	$431	$423	$8	2%
Packaged goods	187	199	(12)	(6)%
Full game	$618	$622	$(4)	(1)%

Live services and other	$1,327	$1,259	$68	5%
Total net revenue	$1,945	$1,881	$64	3%
Full Game Net Revenue
Full game net revenue includes full game downloads and packaged goods. Full game downloads primarily includes revenue from digital sales of full games on console, PC, mobile phones and tablets. Packaged goods primarily includes revenue from software that is sold physically through traditional channels such as brick and mortar retailers and certain licensing revenue.
For the three months ended December 31, 2023, full game net revenue was $618 million, primarily driven by EA SPORTS FC 24, EA SPORTS Madden NFL 24, and Star Wars Jedi: Survivor. Full game net revenue for the three months ended December 31, 2023 decreased $4 million, or 1 percent, as compared to the three months ended December 31, 2022. This decrease was primarily driven the prior year release of Need for Speed Unbound, and a year-over-year decline in our global football franchise, partially offset by Star Wars Jedi: Survivor.

Live Services and Other Net Revenue
Live services and other net revenue primarily includes revenue from sales of extra content for console, PC, and mobile games, certain licensing revenue, subscriptions, and advertising.
For the three months ended December 31, 2023, live services and other net revenue was $1,327 million, primarily driven by sales of extra content and licensing for FIFA 23, EA SPORTS FC 24, Apex Legends, The Sims 4, and our global football mobile business. Live services and other net revenue for the three months ended December 31, 2023 increased $68 million, or 5 percent, as compared to the three months ended December 31, 2022. This increase was primarily driven by sales of extra content for Ultimate Team within our global football franchise, partially offset by decreased sales of extra content for Apex Legends.
Net Revenue Year-to-Date Analysis
Net Revenue
Net revenue for the nine months ended December 31, 2023 was $5,783 million, primarily driven by sales related to FIFA 23, EA SPORTS FC 24, Apex Legends, The Sims 4, and Star Wars Jedi: Survivor. Net revenue for the nine months ended December 31, 2023 increased $231 million as compared to the nine months ended December 31, 2022. This increase was driven by a $1,298 million increase in net revenue primarily driven by EA SPORTS FC 24 and Star Wars Jedi: Survivor, partially offset by a $1,067 million decrease in net revenue primarily due to our legacy FIFA franchise, Apex Legends, and Battlefield 2042.

Net Revenue by Composition
Our net revenue by composition for the nine months ended December 31, 2023 and 2022 was as follows (in millions):

	Nine Months Ended December 31,
	2023	2022	$ Change	% Change
Net revenue:
Full game downloads	$1,078	$988	$90	9%
Packaged goods	604	577	27	5%
Full game	$1,682	$1,565	$117	7%

Live services and other	$4,101	$3,987	$114	3%
Total net revenue	$5,783	$5,552	$231	4%
Full Game Net Revenue
For the nine months ended December 31, 2023, full game net revenue was $1,682 million, primarily driven by EA SPORTS FC 24, Star Wars Jedi: Survivor, FIFA 23, and EA SPORTS Madden NFL 24. Full game net revenue for the nine months ended December 31, 2023 increased $117 million, or 7 percent, as compared to the nine months ended December 31, 2022. This increase was primarily driven by Star Wars Jedi: Survivor, and year-over-year growth in our global football franchise, partially offset by Battlefield 2042.
Live Services and Other Net Revenue
Live services and other net revenue primarily includes revenue from sales of extra content for console, PC, and mobile games, certain licensing revenue, subscriptions, and advertising.
For the nine months ended December 31, 2023, live services and other net revenue was $4,101 million, primarily driven by sales of extra content and licensing for FIFA 23, Apex Legends, The Sims 4, EA SPORTS FC 24, and our global football mobile business. Live services and other net revenue for the nine months ended December 31, 2023 increased $114 million, or 3 percent, as compared to the nine months ended December 31, 2022. This increase was primarily driven by sales of extra content for Ultimate Team within our global football franchise, partially offset by a decrease in net revenue primarily due to decreased sales of extra content for Apex Legends.
Cost of Revenue Quarterly Analysis
Cost of revenue consists of (1) certain royalty expenses for celebrities, professional sports leagues, movie studios and other organizations, and independent software developers, (2) mobile platform fees associated with our mobile revenue (for transactions in which we are acting as the principal in the sale to the end customer), (3) data center, bandwidth and server costs associated with hosting our online games and websites, (4) inventory costs, including manufacturing royalties, (5) payment processing fees, (6) amortization and impairments of certain intangible assets, (7) personnel-related costs, and (8) warehousing and distribution costs.

Cost of revenue for the three months ended December 31, 2023 and 2022 was as follows (in millions):

December 31, 2023	% of Net Revenue	December 31, 2022	% of Net Revenue	% Change	Change as a % of Net Revenue
$529	27%	$568	30%	(7)%	(3)%
Cost of Revenue
Cost of revenue decreased by $39 million during the three months ended December 31, 2023, as compared to the three months ended December 31, 2022. The decrease was primarily due to a net decrease in royalty and other product related costs associated with EA SPORTS FC 24, and a decrease in acquisition-related intangible asset amortization and impairments.

Cost of revenue as a percentage of total net revenue decreased by 3 percent during the three months ended December 31, 2023, as compared to the three months ended December 31, 2022. This decrease was primarily due to a net decrease in royalty and other product related costs associated with EA SPORTS FC 24, and a decrease in the proportion of sales derived from packaged goods.
Cost of Revenue Year-to-Date Analysis
Cost of revenue for the nine months ended December 31, 2023 and 2022 was as follows (in millions):

December 31, 2023	% of Net Revenue	December 31, 2022	% of Net Revenue	% Change	Change as a % of Net Revenue
1,353	23%	$1,344	24%	1%	(1)%
Cost of Revenue
Cost of revenue increased by $9 million during the nine months ended December 31, 2023, as compared to the nine months ended December 31, 2022. The increase was primarily due to a year-over-year increase in inventory and other product related costs from our global football franchise, and the release of Star Wars Jedi: Survivor, and higher royalty costs due to the mix in sales from royalty bearing titles, partially offset by a decrease in acquisition-related intangible asset amortization and impairment and a decrease in platform and hosting fees.

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
Research and development expenses for the three and nine months ended December 31, 2023 and 2022 were as follows (in millions):

	December 31, 2023	% of Net Revenue	December 31, 2022	% of Net Revenue	$ Change	% Change
Three months ended	$584	30%	$556	30%	$28	5%
Nine months ended	$1,782	31%	$1,693	30%	$89	5%
Research and development expenses increased by $28 million, or 5 percent, during the three months ended December 31, 2023, as compared to the three months ended December 31, 2022. This increase was primarily due to a $24 million increase in personnel-related costs primarily due to an increase in variable compensation and related expenses, and continued investment in our studios, a $13 million increase in stock-based compensation, partially offset by a $4 million decrease in digital infrastructure costs.
Research and development expenses increased by $89 million, or 5 percent, during the nine months ended December 31, 2023, as compared to the nine months ended December 31, 2022. This increase was primarily due to a $50 million increase in personnel-related costs primarily due to an increase in variable compensation and related expenses, and continued investment in our studios, a $43 million increase in stock-based compensation, partially offset by an $11 million decrease in studio related contracted services.

Marketing and Sales
Marketing and sales expenses consist of advertising, marketing and promotional expenses, personnel-related costs, and related overhead costs, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three and nine months ended December 31, 2023 and 2022 were as follows (in millions):

	December 31, 2023	% of Net Revenue	December 31, 2022	% of Net Revenue	$ Change	% Change
Three months ended	$276	14%	$256	14%	$20	8%
Nine months ended	$785	14%	$723	13%	$62	9%
Marketing and sales expenses increased by $20 million, or 8 percent, during the three months ended December 31, 2023, as compared to the three months ended December 31, 2022. This increase was primarily due to a $22 million increase related to rebranding investments associated with the launch of EA SPORTS FC 24.
Marketing and sales expenses increased by $62 million, or 9 percent, during the nine months ended December 31, 2023, as compared to the nine months ended December 31, 2022. This increase was primarily due to a $79 million increase related to rebranding investments associated with the launch of EA SPORTS FC 24, partially offset by a $8 million decrease in contracted services and a $6 million decrease in stock-based compensation.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology (“IT”), related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three and nine months ended December 31, 2023 and 2022 were as follows (in millions):

	December 31, 2023	% of Net Revenue	December 31, 2022	% of Net Revenue	$ Change	% Change
Three months ended	$170	9%	$162	9%	$8	5%
Nine months ended	$506	9%	$503	9%	$3	1%
General and administrative expenses increased by $8 million, or 5 percent, during the three months ended December 31, 2023, as compared to the three months ended December 31, 2022. This increase was primarily due to a $5 million increase in personnel-related costs primarily resulting from an increase in variable compensation and related expenses.

Income Taxes
Provision for income taxes for the three and nine months ended December 31, 2023 and 2022 were as follows (in millions):

	December 31, 2023	Effective Tax Rate	December 31, 2022	Effective Tax Rate
Three months ended	$92	24%	$78	28%
Nine months ended	$238	18%	$331	29%
The provision for income taxes for the three and nine months ended December 31, 2023 is based on our projected annual effective tax rate for fiscal year 2024, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three and nine months ended December 31, 2023 was 24 percent and 18 percent, respectively, as compared to 28 percent and 29 percent for the same period in fiscal year 2023.

Our effective tax rate for the nine months ended December 31, 2023 included a $92 million one-time tax benefit to remeasure our Swiss deferred tax assets to the higher statutory tax rate that was enacted during the three months ended September 30, 2023 and a cumulative one-time benefit related to R&D capitalization guidance issued by the U.S. Treasury during the three months ended September 30, 2023.

Excluding the one-time items in the current year period, the effective tax rate for the three and nine months ended December 31, 2023 would have been 24 percent and 26 percent, respectively, and are lower than the effective tax rate in the prior year period primarily due to a lower period cost for the U.S. tax on our non-U.S. earnings. Our projected period cost for the current year period was favorably impacted by the R&D capitalization guidance.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of December 31, 2023	As of March 31, 2023	Increase/(Decrease)
Cash and cash equivalents	$2,742	$2,424	$318
Short-term investments	362	343	19
Total	$3,104	$2,767	$337
Percentage of total assets	23%	21%

	Nine Months Ended December 31,
(In millions)	2023	2022	Change
Net cash provided by operating activities	$1,735	$933	$802
Net cash used in investing activities	(158)	(180)	22
Net cash used in financing activities	(1,264)	(1,242)	(22)
Effect of foreign exchange on cash and cash equivalents	5	(41)	46
Net increase (decrease) in cash and cash equivalents	$318	$(530)	$848
Changes in Cash Flow
Operating Activities. Net cash provided by operating activities increased by $802 million during the nine months ended December 31, 2023, as compared to the nine months ended December 31, 2022, primarily driven by higher collections due to year-over-year growth in our business, and lower cash payments for income taxes, partially offset by cash outflows from hedging activities.
Investing Activities. Net cash used in investing activities decreased by $22 million during the nine months ended December 31, 2023, as compared to the nine months ended December 31, 2022, primarily driven by a $207 million increase in proceeds from maturities and sales of short-term investments, and a $12 million decrease in capital expenditures, partially offset by a $197 million increase in the purchase of short-term investments.
Financing Activities. Net cash used in financing activities increased by $22 million during the nine months ended December 31, 2023, as compared to the nine months ended December 31, 2022, primarily due to a $17 million increase in cash paid to taxing authorities in connection with withholding taxes for stock-based compensation and a $5 million increase in common stock repurchases.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of December 31, 2023, our short-term investments had gross unrealized gains of less than $1 million or less than 1 percent of total short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.
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
Credit Facility
On March 22, 2023, we entered into a $500 million unsecured revolving credit facility (the "Credit Facility") with a syndicate of banks. The Credit Facility terminates on March 22, 2028 unless the maturity is extended in accordance with its terms. As of December 31, 2023, no amounts were outstanding. The Credit Facility contains an option to arrange with existing lenders and/or new lenders to provide up to an aggregate of $500 million in additional commitments for revolving loans. Proceeds of loans made under the Credit Facility may be used for general corporate purposes. See Note 11 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our Credit Facility, which is incorporated by reference into this Item 2.
Financial Condition
Our material cash requirements, including commitments for capital expenditure, as of December 31, 2023 are set forth in our Note 12 — Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q, which is incorporated by reference into this Item 2. We expect capital expenditures to be approximately $250 million in fiscal year 2024 primarily due to facility buildouts. We believe that our cash, cash equivalents, short-term investments, cash generated from operations and available financing facilities will be sufficient to meet these material cash requirements, which include licensing intellectual property from professional sports organizations and players associations used in our EA SPORTS titles (e.g., the 300+ licenses within our EA SPORTS FC ecosystem, NFL Properties LLC, NFL Players Association and NFL Players Inc.) and third-party content and celebrities (e.g., Disney Interactive), debt repayment obligations of $1.9 billion, and to fund our operating requirements for the next 12 months and beyond. Our operating requirements include working capital requirements, capital expenditures, the remaining portion of our $2.6 billion share repurchase program, quarterly cash dividend, which is currently $0.19 per share, subject to declaration by our Board of Directors or a designated Committee of the Board of Directors, and potentially, future acquisitions or strategic investments. We may choose at any time to raise additional capital to repay debt, strengthen our financial position, facilitate expansion, repurchase our stock, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.

During the nine months ended December 31, 2023, we returned $1,129 million to stockholders through our capital return programs, repurchasing 7.6 million shares for approximately $975 million and returning $154 million through our quarterly cash dividend program which was initiated in November 2020.

Our foreign subsidiaries are generally subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of December 31, 2023, approximately $1,728 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.
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
As of December 31, 2023, we did not have any off-balance sheet arrangements.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of December 31, 2023, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $197 million or $393 million, respectively. As of December 31, 2023, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses in the Condensed Consolidated Statements of Operations on our foreign currency forward contracts used in balance sheet hedging of $203 million or $405 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in the same manner and actual results may differ materially. See Note 4 — Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.

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
As of December 31, 2023, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with changes in fair value, including unrealized gains and unrealized losses not related to credit losses, reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.
Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Changes in interest rates affect the fair value of our short-term investment portfolio. To provide a meaningful assessment of the interest rate risk associated with our short-term investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio assuming a 150 basis point parallel shift in the yield curve. As of December 31, 2023, a hypothetical 150 basis point increase in interest rates would have resulted in a $3 million, or 1 percent decrease in the fair market value of our short-term investments.

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
Changes in internal control over financial reporting
There has been no change in our internal controls over financial reporting identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that occurred during the fiscal quarter ended December 31, 2023 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Changes to enacted U.S. federal, state or international tax laws, as well as changes to interpretations of existing tax laws, particularly in Switzerland, where our international business is headquartered, and actions we have taken in our business with respect to such laws, have affected, and could continue to affect, our effective tax rates and cash taxes, and could cause us to change the way in which we structure our business and result in other costs. In particular, recent changes to tax law and regulations in the United States and among other countries in the Organization for Economic Co-operation and Development could materially impact our provision for income taxes and cash taxes. Our effective tax rate also could be adversely affected by changes in the measurement of our deferred income taxes, including the need for valuation allowances against deferred tax assets. Our valuation allowances, in turn, are impacted by several factors with respect to our business, industry, and the macroeconomic environment, including changes in the interest rates. Significant judgment is involved in determining the amount of valuation allowances, and actual financial results also may differ materially from our current estimates and could have a material impact on our assessments.

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

The following table summarizes the number of shares repurchased during the three months ended December 31, 2023:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
October 1, 2023 - October 28, 2023	820,432	$125.77	820,432	$1,202
October 29, 2023 - November 25, 2023	755,929	$129.68	755,929	$1,104
November 26, 2023 - December 30, 2023	897,480	$137.97	897,480	$980
	2,473,841	$131.39	2,473,841

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Rule 10b5-1 Plans

During the three months ended December 31, 2023, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6.Exhibits

The exhibits listed in the accompanying index to exhibits on Page 56 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2023
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

†    Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2023 are the following formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows, and (6) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Stuart Canfield
DATED:	Stuart Canfield
February 6, 2024	EVP and Chief Financial Officer (Duly Authorized Officer)