Form 10-K
period 2024-03-31
ELECTRONIC ARTS INC.
filed 2024-05-22
CIK 712515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐        No ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
The aggregate market value of the registrant’s common stock, $0.01 par value, held by non-affiliates of the registrant as of September 29, 2023, the last business day of our second fiscal quarter, was $32,551 million.
As of May 20, 2024, there were 266,378,719 shares of the registrant’s common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders (the “2024 Proxy”) are incorporated by reference into Part III hereof. The 2024 Proxy is expected to be filed not later than 120 days after the registrant’s fiscal year end. Except with respect to information specifically incorporated by reference into this Form 10-K, the 2024 Proxy is not deemed to be filed as part hereof.

ELECTRONIC ARTS INC.
2024 FORM 10-K ANNUAL REPORT

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
What We Offer
At our core is a portfolio of intellectual property from which we create innovative games and experiences that deliver high-quality interactive entertainment and drive engagement across our global network of hundreds of millions of unique active accounts. Our portfolio includes Intellectual Property (IP) that we either wholly own (such as Apex Legends, Battlefield, and The Sims) or license from others (such as the licenses within EA SPORTS FC and EA SPORTS Madden NFL). We are focusing on building games and experiences that grow the global online communities around our key franchises; deepening engagement through connecting interactive storytelling to key intellectual property; and building re-occurring revenue from scaling our live services and growth in our annualized sports franchises, our console, PC and mobile catalog titles. We develop and publish games and services across diverse genres, such as sports, racing, first-person shooter, action, role-playing and simulation. We believe that our portfolio of IP, talented teams and culture of innovation, technological foundation, and live service offerings, coupled with our network of hundreds of millions of unique active accounts, provide us with strategic advantages.

Revenue from our global football franchise, which is consistently one of the top franchises in the marketplace and includes the annualized console, PC and mobile games, as well as FC Ultimate Team, is material to our business and will continue to be so. During fiscal year 2024, we successfully launched EA SPORTS FC, with players connecting, competing and celebrating global football through our multi-experience ecosystem. We expect to continue to create and innovate across platforms, geographies, and business models to expand our global football experiences and entertain even more fans around the world.

Live services net revenue, particularly extra content net revenue, has been material to our business, and we expect it to continue to be so. Through our live services offerings, we offer our players high-quality experiences designed to provide value to players and extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated outside of the sale of our full game sales. Our digital live services and other net revenue represented 73 percent of our total net revenue during fiscal year 2024. Our most popular live services are the extra content purchased for the Ultimate Team mode associated with our sports franchises and extra content purchased for our Apex Legends franchise. Ultimate Team allows players to collect current and former professional players in order to build and compete as a personalized team. Live services net revenue generated from extra content purchased within Ultimate Team, a substantial portion of which was derived from FC Ultimate Team, and for our Apex Legends franchise, is material to our business.

We believe that we can add value to our network by making it easier for players to connect by offering choices of business model, distribution channel and device. Our games and services can be experienced on consoles, PCs, mobile phones, and tablets, and reach our players through both digital distribution channels and retail channels. Players can access our games and services through traditional single-game purchase or through subscription offerings; and certain of our games and services are available through a “free-to-play” model whereby players download the game for free and engage with services provided on an ongoing basis. For example, we develop products and services within the EA SPORTS FC franchise that allow players to engage through multiple business models, distribution channels and devices, including: (1) our annualized console and PC games and associated services, which can be purchased through both digital distribution and retail channels and also are available through subscription services; (2) a mobile free-to-play offering; and (3) a PC free-to-play game available in certain countries.
Digitally, our console games and live services can be purchased through third-party storefronts, such as the digital stores of our console partners. Our direct sales to Sony and Microsoft represented approximately 37 percent and 16 percent of total net revenue, respectively, in fiscal year 2024. Our mobile and tablet games and services are available through third-party application storefronts such as the Apple App Store and Google Play. Our PC games and services can be downloaded directly through the EA app, EA’s digital storefront, as well as through third-party online download stores, such as Steam. We also partner with third parties to publish our mobile and PC games and services in certain Asian territories, such as our partnerships with Tencent Holdings Limited for FC Online 4 in China and Nexon Co. Ltd. for FC Online 4 in Korea. From time to time, third parties will publish games and services under a license to certain of our intellectual property assets.
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

Publishing Partners in Asia. We have entered into agreements whereby we partner with certain companies, including Tencent Holdings Limited, Nexon Co., Ltd and Garena Online Private Limited. or their respective affiliates, pursuant to which these companies publish our mobile and PC free-to-play games in certain countries, including China, Korea, Japan and certain countries in Southeast Asia. Our players access games from the publishers’ online storefronts and are charged for additional content purchased within our game environment. The agreements generally establish the amounts that are retained by the publisher, and the amounts passed through to us.

Competition
The market for interactive entertainment is intensely competitive and changes rapidly as new products, business models and distribution channels are introduced. We also face competition for the right to license certain intellectual property included in our products. In order to remain successful, we are required to anticipate and commit, sometimes years in advance, the ways in which our products and services will compete in the market. We face significant competition from companies that focus on developing games and services available on consoles, PCs and/or mobile devices. In addition, the gaming, technology/internet, and entertainment industries are converging, and we compete with large, diversified companies in those industries. These companies have strengthened their interactive entertainment capabilities, and we expect them to continue to do so. Their greater financial and other resources may provide larger budgets to develop and market tools, technologies, products and services that gain consumer success and shift player time and engagement away from our products and services. We also continue to expect new entrants to emerge.

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

Research and Development

Because the industries in which we compete are characterized by rapid technological advances, our ability to compete successfully is linked to our ability to deliver a flow of competitive products, services and technologies to the marketplace. We have teams focused on developing new technologies to enhance existing products and services and to expand the range of our offerings.

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
Seasonality

We have historically experienced the highest percentage of our net bookings in our third fiscal quarter due to seasonal holiday demand and the launch timing of our games. While we expect this trend to continue in fiscal year 2025, there is no assurance that it will.
Human Capital
Our ability to attract and retain qualified employees is a critical factor in the successful development of our products and services. As of March 31, 2024, we employed approximately 13,700 people globally, with 66 percent located internationally. Our Board and its committees oversee our human capital management programs, practices and strategies and additional information on how they oversee these matters can be found in our annual Proxy Statement. We’re committed to (1) embedding inclusion in our people practices to enable our people to thrive and do their best work, (2) a healthy and supportive culture that prioritizes engagement, listening and action, and (3) supporting the development of our people and the growth of our business.

Our most recently published Company-wide gender and racial/ethnic representation, as well as our EEO-1 report (U.S. government reporting), are available on our website. Our programs and practices are designed to compensate our employees fairly based on the work that they perform. We consider our pay equity philosophy at each stage at which compensation decisions are made, including when hiring and promoting employees and through our annual review cycle. In addition, we annually partner with an independent outside firm to review employees’ pay and promote fairness in our compensation philosophy and practices.

We aim to create a work environment and culture in which our people can do their best work. We aim to build a reciprocal relationship in which we engage, listen, respond, and work together to create a culture that supports our people and helps us deliver our business goals. All regular, full-time employees are asked to complete an Engagement Survey twice per year. 78 percent of employees participated in our most recent Engagement Survey, conducted in December 2023. We also conduct regular manager surveys. Results of all employee surveys are evaluated and inform opportunities for further improvement in our people practices.

We invest in developing and retaining employees through access to professional growth resources, skills learning, and other job-specific and general training. We also build technical onboarding and job-specific programs to help our employees onboard to technical roles and grow in their specific domains. We maintain resources, programs and services to support employees' physical, mental, familial and financial health. We offer a wide range of benefits, such as comprehensive health insurance and time-off and leave programs.

We also design ways to collaborate across work models, whether working virtually, on-site, or using a hybrid approach. We empower leadership to determine the most appropriate workplace strategy for their teams, intended to facilitate productivity and engagement and to deliver on business priorities.

Investor Information
Our website address is www.ea.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as amended, are available free of charge on the Investor Relations section of our website at http://ir.ea.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We announce material financial information and business updates through our SEC filings, press releases, public conference calls and webcasts, the Investor Relations section of our website at http://ir.ea.com, our blog at https://www.ea.com/news and through our X profile @EA. Except as expressly set forth in this Form 10-K annual report, the contents of our website, 2023 Impact Report and/or social media accounts are not incorporated into, or otherwise to be regarded as part of this Form 10-K.
Company Information
We were incorporated originally in California in 1982. In September 1991, we were reincorporated under the laws of Delaware. Our principal executive offices are located at 209 Redwood Shores Parkway, Redwood City, California 94065 and our telephone number is (650) 628-1500.

Information About Our Executive Officers
The following table sets forth information regarding our executive officers as of May 22, 2024:

Name	Age	Position
Andrew Wilson	49	Chief Executive Officer, Chair of the Board
Stuart Canfield	45	EVP & Chief Financial Officer
Laura Miele	54	President of EA Entertainment, Technology & Central Development
Mala Singh	53	Chief People Officer
Jacob Schatz	55	EVP of Global Affairs, Chief Legal Officer and Corporate Secretary
Eric Kelly	52	Senior Vice President, Chief Accounting Officer
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
Mr. Canfield has served as EA’s Chief Financial Officer since June 2023. Mr. Canfield joined EA in 2003 and has over 20 years of experience across a variety of senior leadership positions in global finance, investor relations and operations, including SVP of Enterprise Finance & Investor Relations, SVP Finance (Strategic and Financial Planning) and SVP Finance (Corporate & Global EA Studios). Mr. Canfield received his undergraduate degree from the University of London.

Ms. Miele has served as EA’s President of EA Entertainment, Technology & Central Development since June 2023. Ms. Miele joined the Company in March 1996 and has held several positions at the Company, including Chief Operating Officer from October 2021 to June 2023, Chief Studios Officer from April 2018 to October 2021, Executive Vice President, Global Publishing from April 2016 to April 2018, and several senior roles in the Company's marketing organization.

Ms. Singh has served as EA's Chief People Officer since October 2016. Ms. Singh was previously employed by EA from 2009 to 2013, service as Vice President, Human Resources, EA Labels from 2011 to 2013. Prior to rejoining EA, Ms. Singh served as the Chief People Officer of Minted, LLC from January 2014 to October 2016. Ms. Singh earned both her undergraduate and graduate degrees from Rutgers University - New Brunswick.

Mr. Schatz has served as EA’s Executive Vice President of Global Affairs and Chief Legal Officer since June 2023 and leads the teams responsible for Legal Affairs, Business Development, Corporate Development, and other disciplines. Mr. Schatz joined EA in 1999, holding several roles within EA's legal department and was appointed General Counsel and Corporate Secretary in 2014. Mr. Schatz earned his J.D. from Georgetown University Law Center and received his undergraduate degree from Pomona College. Mr. Schatz is a member of the Bar of the State of California and is admitted to practice in the United States Supreme Court, the Ninth Circuit Court of Appeals and several United States District Courts.

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
Competition in our business is intense. Many new products and services are regularly introduced, but only a relatively small number of products and associated services drive significant engagement and account for a significant portion of total revenue. Our competitors range from established interactive entertainment companies to emerging start-ups. In addition, the gaming, technology/internet, and entertainment industries are converging, and we compete with large, diversified companies in those industries. We expect them to continue to pursue and strengthen these businesses. Their greater financial and other resources may provide larger budgets to recruit our key creative and technical talent, develop and market products and services that gain consumer success and shift player time and engagement away from our products and services, or otherwise disrupt our operations. We also expect new competitors to continue to emerge throughout the world. If our competitors develop more successful and engaging products or services, offer competitive products or services at lower price points, or if we do not continue to develop consistently high-quality, well-received and engaging products and services, or if our marketing strategies are not innovative or fail to resonate with players, particularly during key selling periods, our revenue, margins, and profitability will decline.

We strive to create innovative and high-quality products and services that allow us to grow the global online communities around our key franchises and reach more players. However, innovative and high-quality titles, even if highly-reviewed, may not meet our expectations or the expectations of our players. Many financially successful products and services within our industry are iterations of prior titles with large established consumer bases and significant brand recognition, which makes competing in certain categories challenging. In addition, products or services of our direct competitors or other entertainment companies may shift consumer spending or engagement from our products and services, which could cause our products and services to underperform. A significant portion of our revenue historically has been derived from products and services based on a few popular franchises, and the underperformance of a single major title has had, and could in the future have, a material adverse impact on our financial results. For example, we have historically derived a significant portion of our net revenue from sales related to our EA SPORTS FC franchise, annualized versions of which are consistently one of the best-selling games in the marketplace. Any events or circumstances that negatively impact our EA SPORTS FC franchise, including Ultimate Team, such as product or service quality, other products that take a portion of consumer spending and time, the delay or cancellation of a product or service launch, increased competition for key licenses, or real or perceived security or regulatory risks, could negatively impact our financial results to a disproportionate extent.

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

Additionally, our products and services are extremely complex software programs and are difficult to develop and distribute. We have quality controls in place to detect defects, bugs or other errors in our products and services before they are released. Nonetheless, these quality controls are subject to human error, overriding, and resource or technical constraints. If these quality controls and preventative measures are not effective in detecting all defects, bugs or errors in our products and services before they have been released into the marketplace, then our products and services could be below our standards and the standards of our players and our reputation, brand and sales could be adversely affected. In addition, we could be required to, or may find it necessary to, offer a refund for the product or service, suspend the availability or sale of the product or service or expend significant resources to cure the defect, bug or error each of which could significantly harm our business and operating results.

External game developers may not meet product development schedules or otherwise honor their obligations.
We contract with external game developers to develop our games or to publish or distribute their games. While we maintain contractual protections, we have less control over the product development schedules of games developed by external developers. We depend on their ability to meet product development schedules. If we have disputes with external developers or they cannot meet product development schedules, acquire certain approvals or are otherwise unable or unwilling to honor their obligations to us, we may delay or cancel previously announced games, alter our launch schedule or experience increased costs and expenses, which could result in a delay or significant shortfall in anticipated revenue, harm our profitability and reputation, and cause our financial results to be materially affected.

Our business depends on the success and availability of consoles, platforms and devices developed by third parties and our ability to develop commercially successful products and services for those consoles, platforms and devices.
The success of our business is driven in part by the commercial success and adequate supply of third-party consoles, platforms and devices for which we develop our products and services or through which our products and services are distributed. Our success depends in part on accurately predicting which consoles, platforms and devices will be successful in the marketplace and providing engaging and commercially successful games and services for those consoles, platforms and devices. We must make product development decisions and commit significant resources well in advance of the commercial availability of new consoles, platforms and devices, and we may incur significant expense to adjust our product portfolio and development efforts in response to changing consumer preferences. We may enter into certain exclusive licensing arrangements that affect our ability to deliver or market products or services on certain consoles, platforms or devices. A console, platform or device for which we are developing products and services may not succeed as expected and we may be unable to fully recover the investments we have made in developing our products and services; or new consoles, platforms or devices may take market share away from those for which we have devoted significant resources, causing us to not reach our intended audience and take advantage of meaningful revenue opportunities.

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
We have made and may continue to make acquisitions or enter into other strategic transactions including (1) acquisitions of companies, businesses, intellectual properties, and other assets, (2) investments in, or transactions with, strategic partners, and (3) investments in new businesses as part of our long-term business strategy. These acquisitions and other transactions involve significant challenges and risks including that the transaction does not advance our business strategy or strategic goals, that we do not realize a satisfactory return on our investment, cannot realize anticipated tax benefits or incur tax costs, that we acquire liabilities and/or litigation from acquired companies or liabilities and/or litigation results from the transactions, that our due diligence process does not identify significant issues, liabilities or other challenges, diversion of management’s attention from our other businesses, and the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased cash and non-cash expenses. In addition, we may not integrate these businesses successfully or achieve expected synergies.

We may fund strategic transactions with (1) cash, which would reduce cash available for other corporate purposes, (2) debt, which would increase our interest expense and leverage and/or (3) equity which would dilute current shareholders’ percentage ownership and also dilute our earnings per share.

Additionally, we have divested and may in the future divest certain products and services that no longer fit our long-term strategies. Divestitures may adversely impact our business, operating results and financial condition if we are unable to achieve the anticipated benefits or cost savings from such divestitures, or if we are unable to offset impacts from the loss of revenue associated with the divested product lines or technologies.

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
OPERATIONAL RISKS
Catastrophic events may disrupt our business.

Catastrophic events, including natural disasters, cyber-incidents, power disruptions, pandemics, acts of terrorism or other events have caused, and in the future could cause, outages, disruptions and/or degradations of our infrastructure (including our or our partners’ information technology and network systems), a failure in our ability to conduct normal business operations, or the closure of public spaces in which players engage with our games and services all of which could materially impact our reputation and brand, financial condition and operating results. The health and safety of our employees, players, third-party organizations with whom we partner, or regulatory agencies on which we rely could be also affected, any of which may prevent us from executing against our business strategies and/or cause a decrease in consumer demand for our products and services. We recognize the inherent physical risks associated with climate change. Our business relies on the reliable transmission of energy worldwide and is susceptible to weather-related events that could stress the power grid. System redundancy may be ineffective, and our disaster recovery and business continuity planning may not be sufficient for all eventualities. In addition, our corporate headquarters and several of our key studios also are located in seismically active regions and areas that are vulnerable to other natural disasters and weather events such as wildfires and hurricanes. These catastrophic events could disrupt our business and operations, and/or the businesses and operations of our partners and may cause us to incur additional costs to maintain or resume operations.

We have and may continue to experience security breaches and cyber threats.

The integrity of our and our partners’ information technology networks and systems is critical to our ongoing operations, products, and services. Our industry is prone to, and our systems and networks are subject to actions by malfeasant actors, which may include individuals or groups, including state-sponsored attackers. These actions include cyber-attacks, including ransomware, and other information security incidents that seek to exploit, disable, damage, and/or disrupt our networks, business operations, products and services and supporting technological infrastructure, or gain access to consumer and employee personal information, our intellectual property and other assets. Additionally, as artificial intelligence capabilities develop rapidly, individuals or groups of hackers and sophisticated organizations, may use these technologies to create new sophisticated attack methods that are increasingly automated, targeted and coordinated and more difficult to defend against. In addition, our systems and networks could be harmed or improperly accessed due to errors by employees or third parties that are authorized to access these networks and systems. We also rely on technological infrastructure provided by third-party business partners to support the online functionality of our products and services, who are also subject to these same cyber risks. Both our partners and we have expended, and expect to continue to expend, financial and operational resources to guard against cyber risks and to help protect our data and systems. However, the techniques used by malfeasant actors change frequently, continue to evolve in sophistication and volume, and often are not detected for long periods of time.

Remote access to our networks and systems, and the networks and systems of our partners is substantial. While we and our partners have taken steps to secure our networks and systems, these networks and systems may be more vulnerable to a successful cyber-attack or information security incident in a hybrid working model. The costs to respond to, mitigate, and/or notify affected parties of cyber-attacks and other security vulnerabilities are significant. It may also be necessary for us to take additional extraordinary measures and make additional expenditures to take appropriate responsive and preventative steps. Consequences of such events, responsive measures and preventative measures have included, and could in the future include, the loss of proprietary and personal data and interruptions or delays in our business operations, exploitation of our data, as well as loss of player confidence and damage to our brand and reputation, financial expenses and financial loss. In addition, such events could cause us to be non-compliant with applicable regulations, and subject us to legal claims or penalties under laws protecting the privacy or security of personal information or proprietary material information. We have experienced such events in the past and expect future events to occur.

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
The reliable performance of our products and services depends on the continuing operation and availability of our information technology systems and those of our external service providers, including third-party “cloud” computing services. Our games and services are complex software products and maintaining the sophisticated internal and external technological infrastructure required to reliably deliver these games and services is expensive and complicated. The reliable delivery and stability of our products and services has been, and could in the future be, adversely impacted by outages, disruptions, failures or degradations in our network and related infrastructure, as well as in the online platforms or services of key business partners that offer, support or host our products and services. The reliability and stability of our products and services has been affected by events outside of our control as well as by events within our control, such as the migration of data among data centers and to third-party hosted environments, the performance of upgrades and maintenance on our systems, and effectively scaling our technological infrastructure to accommodate online demand for our products and services.

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
Moreover, certain significant partners can determine and change unilaterally certain key terms and conditions, including the ability to change their user and developer policies and guidelines and can also set the rates that we must pay to provide our games and services through their online channels, and retain flexibility to change their fee structures or adopt different fee structures for their online channels. These partners also control the information technology systems through which online sales of our products and service channels are captured. If our partners establish terms that restrict our offerings, significantly impact the financial terms on which these products or services are offered to our customers, or their information technology systems experience outages that impact our players’ ability to access our games or purchase extra content or cause an unanticipated delay in reporting, our business and/or financial results could be materially affected.
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

Certain of our business models and features within our games and services are subject to new laws or regulations or evolving interpretations and application of existing laws and regulations. The growth and development of electronic commerce, virtual items and virtual currency has prompted calls for new laws and regulations and resulted in the application of existing laws or regulations that have limited or restricted the sale of our products and services in certain territories. Additionally, in our current phase of innovation, artificial intelligence capabilities are rapidly advancing, and it is possible that we could become subject to new regulations, or the interpretation of existing regulations, aimed at how we incorporate artificial intelligence into our games and development processes, that could negatively impact our operation and results. Our games and services allow players to connect with each other and create and share user-generated content. Such interactions and content may be objectionable or offensive and decrease engagement with our products and services, cause a loss of confidence in our brands and expose us to liability and regulatory oversight, particularly as applicable global laws and regulations are introduced and evolve. New laws related to these business models and features or the interpretation or application of current laws could subject us to additional regulation and oversight, cause us to further limit or restrict the sale of our products and services or otherwise impact our products and services, lessen the engagement with, and growth of, profitable business models, and expose us to increased compliance costs, significant liability, fines, penalties and harm to our reputation and brand.

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
International sales are a fundamental part of our business. For our fiscal year ended March 31, 2024, international net revenue comprised 60 percent of our total net revenue, and we expect our international business to continue to account for a significant portion of our total net revenue. As a result of our international sales, and also the denomination of our foreign investments and our cash and cash equivalents in foreign currencies, we are exposed to the effects of fluctuations in foreign currency exchange rates, and volatility in foreign currency exchange rates remains elevated as compared to historic levels. We use foreign currency hedging contracts to mitigate some foreign currency risk. However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. In addition, interest rate volatility can decrease the amount of interest earned on our cash, cash equivalents and short-term investment portfolio.

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

The agreements governing our indebtedness impose restrictions on us and require us to maintain compliance with specified covenants. In particular, the revolving credit facility requires us to maintain compliance with a debt to EBITDA ratio. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of these covenants and do not obtain a waiver from the lenders or noteholders, then, subject to applicable cure periods, our outstanding indebtedness may be declared immediately due and payable. There can be no assurance that any refinancing or additional financing would be available on terms that are favorable or acceptable to us, if at all. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities, as well as the potential costs associated with new issuances or any potential refinancing of existing issuances. Downgrades in our credit rating could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.

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

Changes to enacted U.S. federal, state or international tax laws, as well as changes to interpretations of existing tax laws, particularly in Switzerland, where our international business is headquartered, and actions we have taken in our business with respect to such laws, have affected, and could continue to affect, our effective tax rates and cash taxes, and could cause us to change the way in which we structure our business and result in other costs. For example, the European Union and other countries, including Switzerland, have enacted or have committed to enact global minimum taxes which could impact our provision for income taxes and cash taxes. Our effective tax rate also could be adversely affected by changes in the measurement of our deferred income taxes, including the need for valuation allowances against deferred tax assets. Our valuation allowances, in turn, are impacted by several factors with respect to our business, industry, and the macroeconomic environments, including changing interest rates and tax laws. Significant judgment is involved in determining the amount of valuation allowances, and actual financial results also may differ materially from our current estimates and could have a material impact on our assessments.

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
We are particularly susceptible to market conditions and risks associated with the entertainment industry, which, in addition to general macroeconomic downturns, also include the popularity, price and timing of our games, changes in consumer demographics, the availability and popularity of other forms of entertainment, and critical reviews and public tastes and preferences, among other factors which may change rapidly and cannot necessarily be predicted.
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

Item 1B:     Unresolved Staff Comments
None.
Item 1C:     Cybersecurity
In the ordinary course of our business, we collect, use, store, and digitally transmit confidential and personal information. The secure maintenance of this information and our information technology systems is important to our operations, business strategy, and maintaining the trust of our players, employees, and partners. To this end, we have implemented policies, practices and programs designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by dedicated information technology security teams, which are led by our Chief Information Security Officer. They include mechanisms, controls, technologies, systems, and other processes designed to maintain a stable information technology environment and protect against unauthorized access, use, destruction, modification or disclosure of confidential and personal information, and other information security incidents affecting our operations or the availability of our products and services. For example, we invest in tools to detect suspicious activity in accounts, give players the ability to use two-factor authentication and work to prevent the creation of mass user accounts.

We also regularly test our defenses through penetration and vulnerability testing. We implement controls and procedures designed to mitigate risk with third-party vendors and business partners who have access to confidential and personal information, including by conducting a formalized security risk assessment. Security risks identified in security risk assessments are remediated, and/or formally documented, and in some cases the business relationship may be ended or not pursued. Our employees and certain contractors are required to complete mandatory annual security training. These trainings raise awareness of security practices and educates employees to protect information assets and infrastructure. We consult with outside advisors and experts when appropriate to assist in assessing, identifying and managing cybersecurity risks, including providing an independent analysis of our preparedness, assessing and managing the current risk environment and assisting us in preparing for future threats and trends.

Our Chief Information Security Officer, who reports directly to our Chief Technology Officer, Enterprise & Platform Services, has extensive experience managing information technology and cybersecurity matters and is responsible for assessing and managing cybersecurity risks. Risks associated with cybersecurity are integrated into our overall enterprise-wise enterprise risk assessment and more closely monitored by our information technology security teams. We face ongoing cybersecurity risks that, if realized, could materially impact our business, operations and financial results. During the reporting period, we did not experience any cybersecurity incident that has had, or is reasonably likely to have, a material impact on our operations or financial results. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “We have and may continue to experience security breaches and cyber threats.”

Our Board of Directors maintains ultimate oversight over risks associated with cybersecurity and receives updates at least annually from our Chief Information Security Officer. In addition, our Audit Committee, which is composed solely of independent directors, receives updates from our Chief Information Security Officer on a quarterly basis, and more frequently as appropriate, that provide additional detail about the steps we take to monitor and mitigate these risks.
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

PART II
Item 5:     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Holders
There were approximately 616 holders of record of our common stock as of May 20, 2024. In addition, a significant number of beneficial owners of our common stock hold their shares in street name. Our common stock is traded on the Nasdaq Global Select Market under the symbol “EA”.
Dividends
Our quarterly cash dividend was $0.19 per share of common stock in fiscal year 2024. We paid aggregate cash dividends of $205 million during the fiscal year ended March 31, 2024. We currently expect to continue to pay comparable cash dividends on a quarterly basis in the future; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors or a designated Committee of our Board of Directors.
Issuer Purchases of Equity Securities
In August 2022, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. We repurchased approximately 10.0 million shares of our common stock for approximately $1,300 million under this program during the fiscal year ended March 31, 2024. This program was terminated on May 8, 2024 and was superseded and replaced by a new stock repurchase program approved in May 2024.

In May 2024, the Company’s Audit Committee, upon delegation from the Company’s Board of Directors, authorized a new program to repurchase up to $5.0 billion of our common stock. This program supersedes and replaces the August 2022 program and expires on May 9, 2027. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares of our common stock under this program and it may be modified, suspended or discontinued at any time. We are actively repurchasing shares under this program.

The following table summarizes the number of shares repurchased in the fourth quarter of the fiscal year ended March 31, 2024:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
December 31, 2023 - January 27, 2024	699,335	$137.14	699,335	$884
January 28, 2024 - February 24, 2024	729,048	$138.86	729,048	$783
February 25, 2024 - March 30, 2024	937,619	$136.39	937,619	$655
	2,366,002	$137.37	2,366,002
Stock Performance Graph
The following information shall not be deemed to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent that we specifically incorporate it by reference into a filing.
The following graph shows a five-year comparison of cumulative total returns during the period from March 31, 2019 through March 31, 2024, for our common stock, the S&P 500 Index (to which EA was added in July 2002), the Nasdaq Composite Index, and the RDG Technology Composite Index, each of which assumes an initial value of $100. Each measurement point is as of the end of each fiscal year. The performance of our stock depicted in the following graph is not necessarily indicative of the future performance of our stock.

*	Based on $100 invested on March 31, 2019 in stock or index, including reinvestment of dividends.

	March 31,
	2019	2020	2021	2022	2023	2024
Electronic Arts Inc.	$100	$99	$134	$125	$120	$133
S&P 500 Index	100	93	145	168	155	202
Nasdaq Composite Index	100	101	175	189	164	221
RDG Technology Composite Index	100	110	187	201	182	226

Item 6:     [Reserved]

Item 7:     Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the fiscal year ended March 31, 2024, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K, including in the “Business” section and the “Risk Factors” above, the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” or the Consolidated Financial Statements and related Notes.
About Electronic Arts
Electronic Arts is a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and services that can be experienced on game consoles, PCs, mobile phones and tablets. At our core is a portfolio of intellectual property from which we create innovative games and experiences that deliver high-quality entertainment and drive engagement across our network of hundreds of millions of unique active accounts. Our portfolio includes brands that we either wholly own (such as Apex Legends, Battlefield, and The Sims) or license from others (such as the licenses within EA SPORTS FC and EA SPORTS Madden NFL). Through our live services offerings, we offer high-quality experiences designed to provide value to players, and extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our full games. We are focusing on building games and experiences that grow the global online communities around our key franchises; deepening engagement through connecting interactive storytelling to key intellectual property; and building re-occurring revenue from scaling our live services and growth in our annualized sports franchises, our console, PC and mobile catalog titles.

Financial Results
Our key financial results for our fiscal year ended March 31, 2024 were as follows:
•Total net revenue was $7,562 million, up 2 percent year-over-year.
•Live services and other net revenue was $5,547 million, up 1 percent year-over-year.
•Gross margin was 77.4 percent, up 2 percentage points year-over-year.
•Operating expenses were $4,334 million, up 1 percent year-over-year.
•Operating income was $1,518 million, up 14 percent year-over-year.
•Net income was $1,273 million with diluted earnings per share of $4.68.
•Net cash provided by operating activities was $2,315 million, up 49 percent year-over-year.
•Total cash, cash equivalents and short-term investments were $3,262 million.
•We repurchased 10.0 million shares of our common stock for $1,300 million.
•We paid cash dividends of $205 million during the fiscal year ended March 31, 2024.

Trends in Our Business
Live Services Business. We offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our full games and free-to-play games. Our net revenue attributable to live services and other was $5,547 million, $5,489 million, and $4,998 million for fiscal years 2024, 2023, and 2022, respectively, and we expect that live services net revenue will continue to be material to our business. Within live services and other, net revenue attributable to extra content was $4,463 million, $4,277 million, and $3,910 million for fiscal years 2024, 2023, and 2022, respectively. Extra content net revenue has increased as more players engage with our games and services, and purchase additional content designed to provide value to players and extend and enhance gameplay. Our most popular live services are the extra content purchased for the Ultimate Team mode associated with our sports franchises, that allows players to collect current and former professional players in order to build and compete as a personalized team, and extra content purchased for our Apex Legends franchise. Live services net revenue generated from extra content purchased within the Ultimate Team mode associated with our sports franchises, a substantial portion of which is derived from Ultimate Team within our global football franchise and from our Apex Legends franchise, is material to our business.

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

Our net revenue attributable to digital full game downloads was $1,343 million, $1,262 million, and $1,282 million during fiscal years 2024, 2023, and 2022, respectively; while our net revenue attributable to packaged goods sales was $672 million, $675 million, and $711 million in fiscal years 2024, 2023, and 2022, respectively. In addition, as measured based on total units sold on Microsoft’s Xbox One and Xbox Series X and Sony’s PlayStation 4 and 5 rather than by net revenue, we estimate that 73 percent, 68 percent, and 65 percent of our total units sold during fiscal years 2024, 2023, and 2022, were sold digitally. Digital full game units are based on sales information provided by Microsoft and Sony; packaged goods units sold through are estimated by obtaining data from significant retail and distribution partners in North America, Europe and Asia, and applying internal sales estimates with respect to retail partners from which we do not obtain data. We believe that these percentages are reasonable estimates of the proportion of our games that are digitally downloaded in relation to our total number of units sold for the applicable period of measurement.
Increases in consumer adoption of digital purchase of games combined with increases in our live services revenue generally results in expansion of our gross margin, as costs associated with selling a game digitally is generally less than selling the same game through traditional retail and distribution channels.
Increased Competition. Competition in our business is intense. Our competitors range from established interactive entertainment companies to emerging start-ups. In addition, the gaming, technology/internet, and entertainment industries are converging, and we compete with large, diversified technology companies in those industries. Their greater financial or other resources may provide larger budgets to develop and market tools, technologies, products and services that gain consumer success and shift player time and engagement away from our products and services. In addition, our leading position within the interactive entertainment industry makes us a prime target for recruiting our executives, as well as key creative and technical talent, resulting in retention challenges and increased cost to retain and incentivize our key people.

Concentration of Sales Among the Most Popular Games. In our industry, we see a large portion of games sales concentrated on the most popular titles. Similarly, a significant portion of our revenue historically has been derived from games based on a few popular franchises, such as EA SPORTS FC, EA SPORTS Madden NFL, Apex Legends, Battlefield, and The Sims. In particular, we have historically derived a significant portion of our net revenue from our global football franchise, the annualized version of which is consistently one of the best-selling games in the marketplace. We transitioned our global football franchise to a new EA SPORTS FC brand in the second quarter of fiscal 2024. Our continued vision for the future of EA SPORTS FC is to create and innovate across platforms, geographies, and business models to expand our global football experiences and entertain even more fans around the world.

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

Free-to-Play and Free-to-Enter Games. We offer games in some of our largest franchises, including Apex Legends, The Sims 4, and the PC and mobile version of our EA SPORTS FC franchise, through a business model that allows consumers to access games with no-upfront cost. These games are then monetized through a live service associated with the game, particularly extra content sales. These business models are dominant in the mobile gaming industry and are becoming increasingly accepted in the online PC and console market. We expect to continue offering games through these business models across console, PC and mobile and expect extra content revenue generated through these business models to continue to be an important part of our business.

Restructuring. In February 2024, our Board of Directors approved a restructuring plan (the “2024 Restructuring Plan”) focused on aligning our portfolio, investments, and resources in support of our strategic priorities and growth initiatives. This plan reflects actions driven by portfolio rationalization, including costs associated with licensor commitments, as well as reductions in real estate and headcount. The actions associated with this plan are expected to be substantially completed by December 31, 2024.

Net Bookings. In order to improve transparency into our business, we disclose an operating performance metric, net bookings. Net bookings is defined as the net amount of products and services sold digitally or sold-in physically in the period. Net bookings is calculated by adding total net revenue to the change in deferred net revenue for online-enabled games.
The following is a calculation of our total net bookings for the periods presented:

	Year Ended March 31,
(In millions)	2024	2023
Total net revenue	$7,562	$7,426
Change in deferred net revenue (online-enabled games)	(132)	(85)
Net bookings	$7,430	$7,341
Net bookings were $7,430 million for fiscal year 2024 primarily driven by sales related to EA SPORTS FC 24, FIFA 23, Apex Legends, EA SPORTS Madden NFL 24, and The Sims 4. Net bookings increased $89 million or 1 percent as compared to fiscal year 2023 primarily due to a year-over-year increase in sales related to our global football franchise, driven by EA SPORTS FC 24, partially offset by decreased sales of extra content for Apex Legends, and fluctuations in foreign exchange rates, net of hedging activities. Live services and other net bookings were $5,425 million for fiscal year 2024, and decreased $105 million or 2 percent as compared to fiscal year 2023. The decrease in live services and other net bookings was due primarily to decreased sales of extra content for Apex Legends, and fluctuations in foreign exchange rates, net of hedging activities, partially offset by a year-over-year increase in extra content sales for Ultimate Team within our global football franchise, driven by EA SPORTS FC 24. Full game net bookings were $2,005 million for fiscal year 2024, and increased $194 million or 11 percent as compared to fiscal year 2023 primarily due to the releases of Star Wars Jedi: Survivor, and UFC 5, partially offset by the prior year releases of Dead Space Remake and Need for Speed Unbound.
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
Online-Hosted Service Games. Sales of our Online-Hosted Service Games are determined to have one distinct performance obligation: the online hosting. We recognize revenue from these arrangements ratably as the service is provided (over the Estimated Offering Period).
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
Subscriptions
Sales of our subscriptions are determined to have one performance obligation: the online hosting. We recognize revenue from these arrangements ratably over the subscription term as the performance obligation is satisfied.
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
Additionally, we consider results from prior analyses, known and expected online gameplay trends, as well as disclosed service periods for competitors’ games in determining the Estimated Offering Period for future sales. We believe this provides a reasonable depiction of the transfer of future update rights and online hosting to our customers, as it is the best representation of the time period during which our games and extra content are experienced. We recognize revenue for future update rights and online hosting performance obligations ratably on a straight-line basis over this period as there is a consistent pattern of delivery for these performance obligations. Revenue for service-related performance obligations for digitally-distributed games and extra content is recognized over an estimated eight-month period beginning in the month of sale, revenue for service-related performance obligations for games and extra content sold through retail is recognized over an estimated ten-month period beginning in the month of sale, and revenue for service related performance obligations related to our PC and console free-to-play games is recognized generally over a twelve-month period beginning in the month of sale.
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
•which party has discretion in establishing the price for the specified good or service; and
•which party has title risk before the specified good or service has been transferred to the end customer.
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
As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each jurisdiction in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our uncertain tax positions in each jurisdiction where we operate. These estimates require us to make judgments about the likely application of the tax law to our situation, as well as with respect to other matters, such as anticipating the positions that we will take on tax returns prior to preparing the returns and the outcomes of disputes with tax authorities. The ultimate resolution of these issues may take extended periods of time due to examinations by tax authorities and statutes of limitations. In addition, changes in our business, including acquisitions, changes in our international corporate structure, changes in the geographic location of business functions or assets, changes in the geographic mix and amount of income, as well as changes in our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income can affect the overall effective tax rate.
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
The information under the subheading “Impact of Recently Issued Accounting Standards” in Note 1 — Description of Business and Basis of Presentation to the Consolidated Financial Statements in this Form 10-K is incorporated by reference into this Item 7.

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ended March 31, 2024 contained 52 weeks and ended on March 30, 2024. Our results of operations for the fiscal year ended March 31, 2023 contained 52 weeks and ended on April 1, 2023. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

Net Revenue
Net revenue consists of sales generated from (1) full games sold as digital downloads or as packaged goods and designed for play on game consoles and PCs, (2) live services which primarily includes sales of extra content for console, PC, and mobile games, (3) subscriptions that generally offer access to a selection of full games, in-game content, online services and other benefits, and (4) licensing our games to third parties to distribute and host our games.
Comparison of Fiscal Year 2024 to Fiscal Year 2023
Net Revenue
Net revenue for fiscal year 2024 was $7,562 million, primarily driven by sales related to FIFA 23, EA SPORTS FC 24, Apex Legends, EA SPORTS Madden NFL 24, and The Sims 4. Net revenue for fiscal year 2024 increased $136 million, as compared to fiscal year 2023. This increase was driven by a $2,105 million increase in net revenue primarily driven by EA SPORTS FC 24 and Star Wars Jedi: Survivor, partially offset by a $1,969 million decrease in net revenue primarily due to our legacy FIFA franchise, Apex Legends, and Battlefield 2042.

Net Revenue by Composition
Our net revenue by composition for fiscal years 2024 and 2023 was as follows (in millions):

	Year Ended March 31,
	2024	2023	$ Change	% Change
Net revenue:
Full game downloads	$1,343	$1,262	$81	6%
Packaged goods	672	675	(3)	—%
Full game	$2,015	$1,937	$78	4%

Live services and other	$5,547	$5,489	$58	1%
Total net revenue	$7,562	$7,426	$136	2%

Full Game Net Revenue
Full game net revenue includes full game downloads and packaged goods. Full game downloads primarily includes revenue from digital sales of full games on console, PC, and certain licensing revenue. Packaged goods primarily includes revenue from software that is sold physically through traditional channels such as brick and mortar retailers.
Full game net revenue for fiscal year 2024 was $2,015 million, primarily driven by EA SPORTS FC 24, Star Wars Jedi: Survivor, EA SPORTS Madden NFL 24, and FIFA 23. Full game net revenue for fiscal year 2024 increased $78 million, or 4 percent, as compared to fiscal year 2023. This increase was primarily driven by the release of Star Wars Jedi: Survivor, partially offset by Battlefield 2042.

Live Services and Other Net Revenue
Live services and other net revenue primarily includes revenue from sales of extra content for console, PC, and mobile games, certain licensing revenue, subscriptions, and advertising.
Live services and other net revenue for fiscal year 2024 was $5,547 million, primarily driven by sales of extra content for FIFA 23, EA SPORTS FC 24, Apex Legends, The Sims 4, and our global football mobile business. Live services and other net revenue for fiscal year 2024 increased $58 million, or 1 percent, as compared to fiscal year 2023. This increase was primarily driven by sales of extra content for Ultimate Team within our global football franchise, partially offset by a decrease in net revenue primarily due to decreased sales of extra content for Apex Legends, and within our casual mobile catalog portfolio.
Cost of Revenue
Cost of revenue consists of (1) certain royalty expenses for celebrities, professional sports leagues, movie studios and other organizations, and independent software developers, (2) mobile platform fees associated with our mobile revenue (for transactions in which we are acting as the principal in the sale to the end customer), (3) data center, bandwidth and server costs associated with hosting our online games and websites, (4) inventory costs, including manufacturing royalties, (5) payment processing fees, (6) amortization and impairments of certain intangible assets, and (7) personnel-related costs.
Cost of revenue for fiscal years 2024 and 2023 was as follows (in millions):

March 31, 2024	% of Net Revenue	March 31, 2023	% of Net Revenue	% Change	Change as a % of Net Revenue
$1,710	23%	$1,792	24%	(5)%	(1)%
Cost of revenue decreased by $82 million during fiscal year 2024, as compared to fiscal year 2023. The decrease was primarily due to a net decrease in royalty and other product related costs associated with EA SPORTS FC 24, a decrease in acquisition-related intangible asset amortization and impairments, and a decrease in platform and hosting fees, partially offset by an increase in inventory costs from the release of Star Wars Jedi: Survivor.
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
Research and development expenses for fiscal years 2024 and 2023 were as follows (in millions):

March 31, 2024	% of Net Revenue	March 31, 2023	% of Net Revenue	$ Change	% Change
$2,420	32%	$2,328	31%	$92	4%
Research and development expenses increased by $92 million, or 4 percent, in fiscal year 2024, as compared to fiscal year 2023. This increase was primarily due to a $51 million increase in stock-based compensation, a $45 million increase in personnel-related costs primarily due to an increase in variable compensation and related expenses, offset by a $12 million decrease in studio related contracted services.
Marketing and Sales
Marketing and sales expenses consist of advertising, marketing and promotional expenses, personnel-related costs, and related overhead costs, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for fiscal years 2024 and 2023 were as follows (in millions):

March 31, 2024	% of Net Revenue	March 31, 2023	% of Net Revenue	$ Change	% Change
$1,019	13%	$978	13%	$41	4%
Marketing and sales expenses increased by $41 million, or 4 percent, in fiscal year 2024, as compared to fiscal year 2023. This increase was primarily due to a $82 million increase largely related to rebranding investments associated with the launch of EA SPORTS FC 24, offset by a $40 million decrease in advertising and promotional spending related to the prior year release of Apex Legends Mobile.
General and Administrative

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology (“IT”), related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for fiscal years 2024 and 2023 were as follows (in millions):

March 31, 2024	% of Net Revenue	March 31, 2023	% of Net Revenue	$ Change	% Change
$691	9%	$727	10%	$(36)	(5)%
General and administrative expenses decreased by $36 million, or 5 percent, in fiscal year 2024, as compared to fiscal year 2023. This decrease was primarily due to $44 million of accelerated amortization and depreciation associated with office space reductions related to our fiscal 2023 Restructuring Plan.
Restructuring
Restructuring expenses for fiscal years 2024 and 2023 were as follows (in millions):

March 31, 2024	% of Net Revenue	March 31, 2023	% of Net Revenue	$ Change	% Change
$62	1%	$111	1%	$(49)	(44)%
Restructuring expenses decreased by $49 million, or 44 percent, in fiscal year 2024, as compared to fiscal year 2023. This decrease was primarily due to lower charges associated with our fiscal 2024 Restructuring Plan in comparison to our fiscal 2023 Restructuring Plan, driven by a $68 million decrease related to impairment charges associated with acquisition-related intangible assets and other charges, and an $11 million decrease related to employee severance and employee-related costs, offset by a $30 million increase in costs associated with licensor commitments.
Income Taxes
Provision for income taxes for fiscal years 2024 and 2023 was as follows (in millions):

March 31, 2024	Effective Tax Rate	March 31, 2023	Effective Tax Rate
$316	19.9%	$524	39.5%
Our effective tax rate for the fiscal year ended March 31, 2024 was 19.9 percent as compared to 39.5 percent for the same period in fiscal year 2023.
During the fiscal year ended March 31, 2024, we recognized a $92 million tax benefit to remeasure our Swiss deferred tax assets as a result of an increase in the Swiss statutory tax rate. In addition, we recognized a lower period cost for U.S. tax on our non-U.S. earnings, including a cumulative one-time benefit, due to R&D capitalization guidance issued by the U.S. Treasury during the fiscal year. Excluding the effects of these items, the effective tax rate for fiscal year 2024 would have been 29.5%.
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
Comparison of Fiscal Year 2023 to Fiscal Year 2022

For the comparison of fiscal year 2023 to fiscal year 2022, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for our fiscal year ended March 31, 2023, filed with the SEC on May 24, 2023 under the subheading “Comparison of Fiscal Year 2023 to Fiscal Year 2022.”
LIQUIDITY AND CAPITAL RESOURCES

	As of March 31,
(In millions)	2024	2023	Increase/(Decrease)
Cash and cash equivalents	$2,900	$2,424	$476
Short-term investments	362	343	19
Total	$3,262	$2,767	$495
Percentage of total assets	24%	21%

	Year Ended March 31,
(In millions)	2024	2023	Increase/(Decrease)
Net cash provided by operating activities	$2,315	$1,550	$765
Net cash used in investing activities	(207)	(217)	10
Net cash used in financing activities	(1,624)	(1,600)	(24)
Effect of foreign exchange on cash and cash equivalents	(8)	(41)	33
Net increase (decrease) in cash and cash equivalents	$476	$(308)	$784
For the comparison of fiscal year 2023 to fiscal year 2022, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for our fiscal year ended March 31, 2023, filed with the SEC on May 24, 2023 under the subheading “Liquidity and Capital Resources.”
Changes in Cash Flow
Operating Activities. Net cash provided by operating activities increased by $765 million during fiscal year 2024, as compared to fiscal year 2023, primarily driven by higher cash collections due to timing and year-over-year growth in our business, and lower cash payments for income taxes, partially offset by cash outflows from hedging activities.
Investing Activities. Net cash used in investing activities decreased by $10 million during fiscal year 2024, as compared to fiscal year 2023, primarily driven by a $237 million increase in proceeds from maturities and sales of short-term investments, and a $8 million decrease in capital expenditures, partially offset by a $235 million increase in the purchase of short-term investments.
Financing Activities. Net cash used in financing activities increased by $24 million during fiscal year 2024, as compared to fiscal year 2023, primarily due to a $21 million increase in cash paid to taxing authorities in connection with withholding taxes for stock-based compensation.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of March 31, 2024, our short-term investments had net unrealized gains of less than $1 million or less than 1 percent of total short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.
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
Credit Facility
On March 22, 2023, we entered into a $500 million unsecured revolving credit facility (the "Credit Facility") with a syndicate of banks. The Credit Facility terminates on March 22, 2028 unless the maturity is extended in accordance with its terms. As of March 31, 2024, no amounts were outstanding. The Credit Facility contains an option to arrange with existing lenders and/or new lenders to provide up to an aggregate of $500 million in additional commitments for revolving loans. Proceeds of loans made under the Credit Facility may be used for general corporate purposes. See Note 12 — Financing Arrangements to the Consolidated Financial Statements in this Form 10-K as it relates to our Credit Facility, which is incorporated by reference into this Item 7.
Financial Condition
Our material cash requirements, including commitments for capital expenditure, as of March 31, 2024 are set forth in our Note 14 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-K, which is incorporated by reference into this Item 7. We expect capital expenditures to be approximately $200 million in fiscal year 2025 primarily due to investments in hardware, software, and real estate and facilities. We believe that our cash, cash equivalents, short-term investments, cash generated from operations and available financing facilities will be sufficient to meet these material cash requirements, which include licensing intellectual property from professional sports organizations and players associations used in our EA SPORTS titles (e.g., EA SPORTS FC, NFL Properties LLC, NFL Players Association and NFL Players Inc.) and third-party content and celebrities (e.g., Disney Interactive), debt repayment obligations of $1.9 billion, and to fund our operating requirements for the next 12 months and beyond. Our operating requirements include working capital requirements, capital expenditures, our stock repurchase program, quarterly cash dividend, which is currently $0.19 per share, subject to declaration by our Board of Directors or a designated Committee of the Board of Directors, and potentially, future acquisitions or strategic investments. We may choose at any time to raise additional capital to repay debt, strengthen our financial position, facilitate expansion, repurchase our stock, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.
During fiscal year 2024, we returned $1,505 million to stockholders through our capital return programs, repurchasing 10.0 million shares for approximately $1,300 million and returning $205 million through our quarterly cash dividend program.
Our foreign subsidiaries are generally subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of March 31, 2024, approximately $1,121 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.
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
As of March 31, 2024, we did not have any off-balance sheet arrangements.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of March 31, 2024, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $271 million or $542 million, respectively. As of March 31, 2024, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses in the Consolidated Statements of Operations on our foreign currency forward contracts used in balance sheet hedging of $85 million or $169 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in the same manner and actual results may differ materially. See Note 5 — Derivative Financial Instruments to the Consolidated Financial Statements in this Form 10-K as it relates to our derivative financial instruments, which is incorporated by reference into this Item 7A.

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
As of March 31, 2024, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with changes in fair value, including unrealized gains and unrealized losses not related to credit losses, reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.
Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Changes in interest rates affect the fair value of our short-term investment portfolio. To provide a meaningful assessment of the interest rate risk associated with our short-term investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio assuming a 150 basis point parallel shift in the yield curve. As of March 31, 2024, a hypothetical 150 basis point increase in interest rates would have resulted in a $4 million, or 1% decrease in the fair market value of our short-term investments.

Item 8:     Financial Statements and Supplementary Data

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)	March 31, 2024	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,900	$2,424
Short-term investments	362	343
Receivables, net	565	684
Other current assets	420	518
Total current assets	4,247	3,969
Property and equipment, net	578	549
Goodwill	5,379	5,380
Acquisition-related intangibles, net	400	618
Deferred income taxes, net	2,380	2,462
Other assets	436	481
TOTAL ASSETS	$13,420	$13,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110	$99
Accrued and other current liabilities	1,166	1,285
Deferred net revenue (online-enabled games)	1,814	1,901
Total current liabilities	3,090	3,285
Senior notes, net	1,882	1,880
Income tax obligations	497	607
Deferred income taxes, net	1	1
Other liabilities	437	393
Total liabilities	5,907	6,166
Commitments and contingencies (See Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 266 and 273 shares issued and outstanding, respectively	3	3
Additional paid-in capital	—	—
Retained earnings	7,582	7,357
Accumulated other comprehensive income (loss)	(72)	(67)
Total stockholders’ equity	7,513	7,293
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,420	$13,459

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(In millions, except per share data)	2024	2023	2022
Net revenue	$7,562	$7,426	$6,991
Cost of revenue	1,710	1,792	1,859
Gross profit	5,852	5,634	5,132
Operating expenses:
Research and development	2,420	2,328	2,186
Marketing and sales	1,019	978	961
General and administrative	691	727	673
Amortization and impairment of intangibles	142	158	183
Restructuring (See Note 8)	62	111	—
Total operating expenses	4,334	4,302	4,003
Operating income	1,518	1,332	1,129
Interest and other income (expense), net	71	(6)	(48)
Income before provision for income taxes	1,589	1,326	1,081
Provision for income taxes	316	524	292
Net income	$1,273	$802	$789
Earnings per share:
Basic	$4.71	$2.90	$2.78
Diluted	$4.68	$2.88	$2.76
Number of shares used in computation:
Basic	270	277	284
Diluted	272	278	286

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
(In millions)	2024	2023	2022
Net income	$1,273	$802	$789
Other comprehensive income (loss), net of tax:
Net gains (losses) on available-for-sale securities	1	2	(3)
Net gains (losses) on derivative instruments	(3)	(34)	76
Foreign currency translation adjustments	(3)	(50)	(8)
Total other comprehensive income (loss), net of tax	(5)	(82)	65
Total comprehensive income	$1,268	$720	$854

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2021	286,465	$3	$—	$7,887	$(50)	$7,840
Total comprehensive income (loss)	—	—	—	789	65	854
Stock-based compensation	—	—	528	—	—	528
Awards assumed upon acquisition	—	—	23	—	—	23
Issuance of common stock	3,108	—	(127)	—	—	(127)
Common stock repurchases	(9,522)	—	(424)	(876)	—	(1,300)
Cash dividends declared ($0.68 per common share)	—	—	—	(193)	—	(193)
Balances as of March 31, 2022	280,051	$3	$—	$7,607	$15	$7,625
Total comprehensive income (loss)	—	—	—	802	(82)	720
Stock-based compensation	—	—	548	—	—	548
Issuance of common stock	3,311	—	(95)	—	—	(95)
Common stock repurchases	(10,448)	—	(453)	(842)	—	(1,295)
Cash dividends declared ($0.76 per common share)	—	—	—	(210)	—	(210)
Balances as of March 31, 2023	272,914	$3	$—	$7,357	$(67)	$7,293
Total comprehensive income (loss)	—	—	—	1,273	(5)	1,268
Stock-based compensation	—	—	584	—	—	584
Issuance of common stock	3,496	—	(119)	—	—	(119)
Common stock repurchases and excise tax	(9,995)	—	(465)	(843)	—	(1,308)
Cash dividends declared ($0.76 per common share)	—	—	—	(205)	—	(205)
Balances as of March 31, 2024	266,415	$3	$—	$7,582	$(72)	$7,513

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In millions)	2024	2023	2022
OPERATING ACTIVITIES
Net income	$1,273	$802	$789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and impairment	404	536	486
Stock-based compensation	584	548	528
Change in assets and liabilities:
Receivables, net	119	(34)	(77)
Other assets	148	(103)	(157)
Accounts payable	(6)	10	(7)
Accrued and other liabilities	(202)	134	169
Deferred income taxes, net	82	(221)	(329)
Deferred net revenue (online-enabled games)	(87)	(122)	497
Net cash provided by operating activities	2,315	1,550	1,899
INVESTING ACTIVITIES
Capital expenditures	(199)	(207)	(188)
Proceeds from maturities and sales of short-term investments	632	395	1,329
Purchase of short-term investments	(640)	(405)	(554)
Acquisitions, net of cash acquired	—	—	(3,391)
Net cash used in investing activities	(207)	(217)	(2,804)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	77	80	77
Cash dividends paid	(205)	(210)	(193)
Cash paid to taxing authorities for shares withheld from employees	(196)	(175)	(204)
Common stock repurchases	(1,300)	(1,295)	(1,300)
Net cash used in financing activities	(1,624)	(1,600)	(1,620)
Effect of foreign exchange on cash and cash equivalents	(8)	(41)	(3)
Increase (decrease) in cash and cash equivalents	476	(308)	(2,528)
Beginning cash and cash equivalents	2,424	2,732	5,260
Ending cash and cash equivalents	$2,900	$2,424	$2,732
Supplemental cash flow information:
Cash paid during the year for income taxes, net	$300	$583	$629
Cash paid during the year for interest	56	56	56
Non-cash investing activities:
Change in accrued capital expenditures	$25	$(3)	$19

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Electronic Arts is a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and services that can be experienced on game consoles, PCs, mobile phones and tablets. At our core is a portfolio of intellectual property from which we create innovative games and experiences that deliver high-quality entertainment and drive engagement across our network of hundreds of millions of unique active accounts. Our portfolio includes brands that we either wholly own (such as Apex Legends, Battlefield, and The Sims) or license from others (such as the licenses within EA SPORTS FC and EA SPORTS Madden NFL). Through our live services offerings, we offer high-quality experiences designed to provide value to players, and extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our full games. We are focusing on building games and experiences that grow the global online communities around our key franchises; deepening engagement through connecting interactive storytelling to key intellectual property; and building re-occurring revenue from scaling our live services and growth in our annualized sports franchises, our console, PC and mobile catalog titles.
Consolidation
The accompanying Consolidated Financial Statements include the accounts of Electronic Arts Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ended March 31, 2024 contained 52 weeks and ended on March 30, 2024. Our results of operations for the fiscal years ended March 31, 2023 and 2022, each contained 52 weeks and ended on April 1, 2023 and April 2, 2022, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and the accompanying notes. Such estimates include offering periods for deferred net revenue, sales returns and allowances, provisions for doubtful accounts, accrued liabilities, relative stand-alone selling price for identified performance obligations in our revenue transactions, losses on royalty commitments, estimates regarding the recoverability of prepaid royalties, long-lived assets, discount rates used in the measurement and recognition of lease liabilities, assets acquired and liabilities assumed in business combinations, certain estimates related to the measurement and recognition of costs resulting from our stock-based payment awards, unrecognized tax benefits, deferred income tax assets and associated valuation allowances, as well as estimates used in our goodwill, intangibles and short-term investment impairment tests. These estimates require us to make judgments, involve analysis of historical and future trends, can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from our estimates.
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update expand annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This update is effective for our annual report for fiscal year 2025, and interim periods thereafter, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the timing of adoption and impact of this ASU on our Consolidated Financial Statements and related disclosures.
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
Short-term investments consist of debt securities with original or remaining maturities of greater than three months at the time of purchase and less than a year, and are accounted for as available-for-sale securities and are recorded at fair value. Cash, cash equivalents and short-term investments are available for use in current operations or other activities such as capital expenditures, business combinations and stock repurchases.
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
Our short-term investments are evaluated for allowances and impairment quarterly. For investments in an unrealized loss position, we consider various factors in determining whether we should recognize an allowance for expected credit losses or an impairment charge, including the credit quality of the issuer, changes to the rating of the security by rating agencies, the extent to which fair value is less than amortized cost, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and any contractual terms impacting the prepayment or settlement process, among other factors. We recognize an allowance for credit losses, up to the amount of unrealized loss when appropriate, and write down the amortized cost basis of the investment if we intend to, or it is more likely than not we will be required to, sell the investment before the recovery of its amortized cost basis. Allowances for credit losses and write-downs are recognized in our Consolidated Statements of Operations, and unrealized losses not related to credit losses are recognized in other comprehensive income (loss). Based on our evaluation, we did not recognize an allowance for credit losses, nor did we recognize any impairments, as of March 31, 2024 and 2023.
Property and Equipment, Net
Property and equipment, net, are stated at cost. Depreciation is calculated using the straight-line method over the following useful lives:

Buildings	20 to 25 years
Computer equipment and software	2 to 6 years
Equipment, furniture and fixtures, and other	3 to 5 years
Leasehold improvements	Lesser of the lease term or the estimated useful lives of the improvements, ranging from 1 to 15 years
We capitalize costs associated with internal-use software development once a project has reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the software, and payroll and payroll-related expenses for employees who are directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. Once internal-use software is ready for its intended use, the assets are depreciated on a straight-line basis over each asset’s estimated useful life, which is generally three years. We also capitalize costs associated with the purchase of possessable internal-use software licenses. The net book value of capitalized costs associated with internal-use software was $93 million and $90 million as of March 31, 2024 and 2023, respectively.

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
Goodwill Impairment
In assessing impairment on our goodwill, we first analyze qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a goodwill impairment test. The qualitative factors we assess include long-term prospects of our performance, share price trends and market capitalization, and Company specific events. If we conclude it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, we do not need to perform an impairment test. If based on that assessment, we believe it is more likely than not that the fair value of the reporting unit is less than its carrying value we will measure goodwill for impairment by applying fair value-based tests at the reporting unit level. Reporting units are determined by the components of operating segments that constitute a business for which (1) discrete financial information is available, (2) segment management regularly reviews the operating results of that component, and (3) whether the component has dissimilar economic characteristics to other components. As of March 31, 2024, we have only one reportable segment, which represents our only operating segment.
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
Online-Hosted Service Games. Sales of our Online-Hosted Service Games are determined to have one distinct performance obligation: the online hosting. We recognize revenue from these arrangements ratably as the service is provided (over the Estimated Offering Period).
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
Subscriptions
Sales of our subscriptions are deemed to be one performance obligation, the online hosting, and we recognize revenue from these arrangements ratably over the subscription term as the performance obligation is satisfied.
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
Additionally, we consider results from prior analyses, known and expected online gameplay trends, as well as disclosed service periods for competitors’ games in determining the Estimated Offering Period for future sales. We believe this provides a reasonable depiction of the transfer of future update rights and online hosting to our customers, as it is the best representation of the time period during which our games and extra content are experienced. We recognize revenue for future update rights and online hosting performance obligations ratably on a straight-line basis over this period as there is a consistent pattern of delivery for these performance obligations. Revenue for service-related performance obligations for digitally-distributed games and extra content is recognized over an estimated eight-month period beginning in the month of sale, revenue for service-related performance obligations for games and extra content sold through retail is recognized over an estimated ten-month period beginning in the month of sale, and revenue for service related performance obligations related to our PC and console free-to-play games is recognized generally over a twelve-month period beginning in the month of sale.
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
•which party has discretion in establishing the price for the specified good or service; and
•which party has title risk before the specified good or service has been transferred to the end customer.
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
Concentration of Credit Risk and Significant Customers
We extend credit to various customers. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. Although we generally do not require collateral, we perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. Invoices are aged based on contractual terms with our customers. The provision for doubtful accounts is recorded as a charge to general and administrative expense when a potential loss is identified. Losses are written off against the allowance when the receivable is determined to be uncollectible. At March 31, 2024, we had two customers who accounted for approximately 32 percent and 27 percent of our consolidated gross receivables, respectively. At March 31, 2023, we had two customers who accounted for approximately 32 percent and 30 percent of our consolidated gross receivables, respectively.
A majority of our sales are made via digital resellers, channel and platform partners. During the fiscal years 2024, 2023, and 2022, approximately 80 percent, 81 percent, and 77 percent, respectively, of our net revenue was derived from our top ten customers and/or platform partners.
Currently, a majority of our revenue is derived through sales of products and services playable on hardware consoles from Sony and Microsoft. For the fiscal years ended March 31, 2024, 2023, and 2022, our net revenue for products and services on Sony’s PlayStation 4 and 5, and Microsoft’s Xbox One and Series X consoles (combined across all four platforms) was approximately 59 percent, 58 percent, and 60 percent, respectively. These platform partners have significant influence over the products and services that we offer on their platforms.
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
Each quarter, we also evaluate the expected future realization of our royalty-based assets, as well as any unrecognized minimum commitments not yet paid to determine amounts we deem unlikely to be realized through future revenue. Any impairments or losses determined before the launch of a product are generally charged to research and development expense. Impairments or losses determined post-launch are charged to cost of revenue. We evaluate long-lived royalty-based assets for impairment using undiscounted cash flows when impairment indicators exist. If an impairment exists, then the related assets are written down to fair value. Unrecognized minimum royalty-based commitments are recognized when the underlying intellectual property is abandoned (i.e., the date EA commits to cease use of the IP) or the contractual rights to use the intellectual property are terminated.
Advertising Costs
We generally expense advertising costs as incurred, except for production costs associated with media campaigns, which are recognized as prepaid assets (to the extent paid in advance) and expensed at the first run of the advertisement. We are reimbursed by our vendors for certain advertising costs incurred by us that benefit our vendors. Such amounts are recognized as a reduction of marketing and sales expense if the advertising (1) is specific to the vendor, (2) represents an identifiable benefit to us, and (3) represents an incremental cost to us. Vendor reimbursements of advertising costs of $12 million, $37 million, and $37 million reduced marketing and sales expense for the fiscal years ended March 31, 2024, 2023, and 2022, respectively. For the fiscal years ended March 31, 2024, 2023, and 2022, advertising expense, net of vendor reimbursements, totaled approximately $375 million, $348 million, and $396 million, respectively.
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
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Net gains (losses) on foreign currency transactions of $(10) million, $31 million, and $(22) million for the fiscal years ended March 31, 2024, 2023, and 2022, respectively, are included in interest and other income (expense), net, in our Consolidated Statements of Operations. These net gains (losses) on foreign currency transactions are partially offset by net gains (losses) on our foreign currency forward contracts of $12 million, $(29) million, and $21 million for the fiscal years ended March 31, 2024, 2023, and 2022, respectively. See Note 5 for additional information on our foreign currency forward contracts.

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

Stock Repurchases
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2024 and 2023, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2024	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$58	$58	$—	$—	Cash equivalents
Money market funds	1,038	1,038	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	130	—	130	—	Short-term investments
U.S. Treasury securities	95	95	—	—	Short-term investments
U.S. agency securities	9	—	9	—	Short-term investments
Commercial paper	74	—	74	—	Short-term investments and cash equivalents
Foreign government securities	8	—	8	—	Short-term investments
Asset-backed securities	41	—	41	—	Short-term investments
Certificates of deposit	13	—	13	—	Short-term investments
Foreign currency derivatives	29	—	29	—	Other current assets and other assets
Deferred compensation plan assets (a)	30	30	—	—	Other assets
Total assets at fair value	$1,525	$1,221	$304	$—
Liabilities
Foreign currency derivatives	$20	$—	$20	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	31	31	—	—	Other liabilities
Total liabilities at fair value	$51	$31	$20	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2023	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$56	$56	$—	$—	Cash equivalents
Money market funds	956	956	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	113	—	113	—	Short-term investments
U.S. Treasury securities	80	80	—	—	Short-term investments
U.S. agency securities	28	—	28	—	Short-term investments and cash equivalents
Commercial paper	66	—	66	—	Short-term investments and cash equivalents
Foreign government securities	11	—	11	—	Short-term investments
Asset-backed securities	37	—	37	—	Short-term investments
Certificates of deposit	14	—	14	—	Short-term investments
Foreign currency derivatives	29	—	29	—	Other current assets and other assets
Deferred compensation plan assets (a)	23	23	—	—	Other assets
Total assets at fair value	$1,413	$1,115	$298	$—
Liabilities
Foreign currency derivatives	$65	$—	$65	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	24	24	—	—	Other liabilities
Total liabilities at fair value	$89	$24	$65	$—
(a)The Deferred Compensation Plan consists of various mutual funds. See Note 15 for additional information regarding our Deferred Compensation Plan.

(4) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of March 31, 2024 and 2023, our cash and cash equivalents were $2,900 million and $2,424 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.
Short-Term Investments
Short-term investments consisted of the following as of March 31, 2024 and 2023 (in millions):

	As of March 31, 2024				As of March 31, 2023
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$130	$—	$—	$130	$114	$—	$(1)	$113
U.S. Treasury securities	95	—	—	95	80	—	—	80
U.S. agency securities	9	—	—	9	25	—	—	25
Commercial paper	66	—	—	66	63	—	—	63
Foreign government securities	8	—	—	8	11	—	—	11
Asset-backed securities	41	—	—	41	37	—	—	37
Certificates of deposit	13	—	—	13	14	—	—	14
Short-term investments	$362	$—	$—	$362	$344	$—	$(1)	$343
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of March 31, 2024 and 2023 (in millions):

	As of March 31, 2024		As of March 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$231	$231	$267	$266
Due 1 year through 5 years	126	126	72	72
Due after 5 years	5	5	5	5
Short-term investments	$362	$362	$344	$343

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of March 31, 2024			As of March 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$413	$1	$4	$371	$2	$9
Forward contracts to sell	$2,329	$24	$11	$2,255	$23	$46
The effects of cash flow hedge accounting in our Consolidated Statements of Operations for the fiscal years ended March 31, 2024, 2023, and 2022 are as follows (in millions):

	Year Ended March 31,
	2024		2023		2022
	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$7,562	$2,420	$7,426	$2,328	$6,991	$2,186
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$56	$(8)	$185	$(18)	$(14)	$12
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of March 31, 2024			As of March 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$452	$—	$5	$504	$4	$—
Forward contracts to sell	$419	$4	$—	$587	$—	$10
The effect of foreign currency forward contracts not designated as hedging instruments in our Consolidated Statements of Operations for the fiscal years ended March 31, 2024, 2023, and 2022, was as follows (in millions):

	Year Ended March 31,
	2024	2023	2022
	Interest and other income (expense), net
Total amounts presented in our Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$71	$(6)	$(48)
Gains (losses) on foreign currency forward contracts not designated as hedging instruments	$12	$(29)	$21

(6) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the fiscal years ended March 31, 2024, 2023, and 2022 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2021	$—	$(29)	$(21)	$(50)
Other comprehensive income (loss) before reclassifications	(3)	74	(8)	63
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	—	2
Total other comprehensive income (loss), net of tax	(3)	76	(8)	65
Balances as of March 31, 2022	$(3)	$47	$(29)	$15
Other comprehensive income (loss) before reclassifications	1	133	(50)	84
Amounts reclassified from accumulated other comprehensive income (loss)	1	(167)	—	(166)
Total other comprehensive income (loss), net of tax	2	(34)	(50)	(82)
Balances as of March 31, 2023	$(1)	$13	$(79)	$(67)
Other comprehensive income (loss) before reclassifications	1	45	(3)	43
Amounts reclassified from accumulated other comprehensive income (loss)	—	(48)	—	(48)
Total other comprehensive income (loss), net of tax	1	(3)	(3)	(5)
Balances as of March 31, 2024	$—	$10	$(82)	$(72)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the fiscal years ended March 31, 2024, 2023, and 2022 were as follows (in millions):

Statement of Operations Classification	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
	Year Ended March 31,
	2024	2023	2022
(Gains) losses on available-for-sale securities:
Interest and other income (expense), net	$—	$1	$—
Total, net of tax	—	1	—

(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	(56)	(185)	14
Research and development	8	18	(12)
Total, net of tax	(48)	(167)	2

Total net (gain) loss reclassified, net of tax	$(48)	$(166)	$2

(7) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2024 are as follows (in millions):

	As of March 31, 2023	Activity	Effects of Foreign Currency Translation	As of March 31, 2024
Goodwill	$5,748	$—	$(1)	$5,747
Accumulated impairment	(368)	—	—	(368)
Total	$5,380	$—	$(1)	$5,379
The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2023 are as follows (in millions):

	As of March 31, 2022	Activity	Effects of Foreign Currency Translation	As of March 31, 2023
Goodwill	$5,755	$—	$(7)	$5,748
Accumulated impairment	(368)	—	—	(368)
Total	$5,387	$—	$(7)	$5,380
Acquisition-related intangibles consisted of the following (in millions):

	As of March 31, 2024			As of March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Finite-lived acquisition-related intangibles
Developed and core technology	$1,025	$(821)	$204	$1,051	$(754)	$297
Trade names and trademarks	502	(306)	196	596	(285)	311
Registered user base and other intangibles	56	(56)	—	56	(50)	6
Total finite-lived acquisition-related intangibles	$1,583	$(1,183)	$400	$1,703	$(1,089)	$614
Indefinite-lived acquisition-related intangibles
In-process research and development	$—	$—	$—	$4	$—	$4
Total acquisition-related intangibles, net	$1,583	$(1,183)	$400	$1,707	$(1,089)	$618
Amortization of intangibles, including impairments, for the fiscal years ended March 31, 2024, 2023, and 2022 are classified in the Consolidated Statements of Operations as follows (in millions):

	Year Ended March 31,
	2024	2023	2022
Cost of revenue	$76	$120	$133
Operating expenses	142	158	183
Restructuring	—	66	—
Total	$218	$344	$316
During fiscal year 2024, we recorded impairment charges of $70 million for acquisition-related intangible assets, of which $53 million was recorded within operating expenses and $17 million was recorded within cost of revenue.
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

Acquisition-related intangible assets are generally amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, currently ranging from 2 to 7 years. As of March 31, 2024 and 2023, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 4.1 years and 4.8 years, respectively.
As of March 31, 2024, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Consolidated Statements of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2025	$107
2026	102
2027	83
2028	80
2029	28
Total	$400

(8) RESTRUCTURING ACTIVITIES
Fiscal 2024 Restructuring
In fiscal year 2024, we announced a restructuring plan (the “2024 Restructuring Plan”) focused on aligning our portfolio, investments, and resources in support of our strategic priorities and growth initiatives. This plan reflects actions driven by portfolio rationalization, including costs associated with licensor commitments, as well as reductions in real estate and headcount. The actions associated with this plan are expected to be substantially completed by December 31, 2024.
Under this plan, we estimate that we will incur approximately $125 million to $165 million in charges, consisting primarily of:
•$50 million to $65 million associated with office space reductions;
•$40 million to $55 million related to employee severance and employee-related costs; and
•$35 million to $45 million in costs associated with licensor commitments.

Fiscal 2023 Restructuring
In fiscal year 2023, we announced a restructuring plan (the “2023 Restructuring Plan”) focused on prioritizing investments to our growth opportunities and optimizing our real estate portfolio. This plan included actions driven by portfolio rationalization including headcount reductions, in addition to office space reductions. The actions associated with this plan were substantially completed by September 30, 2023.
Since the inception of the 2023 Restructuring Plan through March 31, 2024, we have incurred net charges of $158 million, and we do not expect to incur any additional restructuring charges under this plan.

Restructuring activities as of the fiscal year ended March 31, 2024 was as follows (in millions):

	Fiscal 2024 Restructuring			Fiscal 2023 Restructuring
	Licensor Commitments (a)	Workforce (a)	Office Space Reductions (b)	Acquisition-Related Intangibles Impairments and Other Charges (a)	Workforce (a)	Office Space Reductions (b)	Total
Charges to operations	$—	$—	$—	$68	$43	$44	$155
Charges settled in cash	—	—	—	—	(10)	—	(10)
Non-cash items	—	—	—	(66)	—	(44)	(110)
Liability as of March 31, 2023	$—	$—	$—	$2	$33	$—	$35
Charges to operations	30	29	2	—	3	—	64
Charges settled in cash	(17)	(5)	—	(2)	(36)	—	(60)
Non-cash items	(13)	—	(2)	—	—	—	(15)
Liability as of March 31, 2024	$—	$24	$—	$—	$—	$—	$24
(a) Charges are recorded within Restructuring in the Consolidated Statement of Operations.
(b) Charges are recorded within General and administrative expenses in the Consolidated Statement of Operations.

The restructuring liability of $24 million as of March 31, 2024, is included in accrued and other current liabilities on the Consolidated Balance Sheets.

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
During fiscal year 2024, we recorded impairment charges of $30 million for costs associated with licensor commitments, all of which were recorded within Restructuring in the Consolidated Statement of Operations. See Note 8 — Restructuring Activities for additional information on the impairment charge related to our 2024 Restructuring Plan.
During fiscal years 2023 and 2022, we did not recognize any material losses or impairment charges on royalty-based commitments.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of March 31,
	2024	2023
Other current assets	$98	$105
Other assets	24	31
Royalty-related assets	$122	$136
At any given time, depending on the timing of our payments to our content licensors, independent software developers, co-publishing, and/or distribution affiliates, we classify any recognized unpaid royalty amounts due to these parties as accrued liabilities. The current and long-term portions of accrued royalties, included in accrued and other current liabilities and other liabilities, consisted of (in millions):

	As of March 31,
	2024	2023
Accrued and other current liabilities	$189	$208
Other liabilities	20	—
Royalty-related liabilities	$209	$208
As of March 31, 2024, we were committed to pay approximately $1,948 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Consolidated Financial Statements. See Note 14 for further information on our developer and licensor commitments.

(10) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of March 31, 2024 and 2023 consisted of (in millions):

	As of March 31,
	2024	2023
Computer, equipment and software	$965	$892
Buildings	376	369
Leasehold improvements	190	186
Equipment, furniture and fixtures, and other	92	92
Land	67	66
Construction in progress	47	11
	1,737	1,616
Less: accumulated depreciation	(1,159)	(1,067)
Property and equipment, net	$578	$549
Depreciation expense associated with property and equipment was $196 million, $193 million and $162 million for the fiscal years ended March 31, 2024, 2023, and 2022, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of March 31, 2024 and 2023 consisted of (in millions):

	As of March 31,
	2024	2023
Accrued compensation and benefits	$476	$436
Accrued royalties	189	208
Deferred net revenue (other)	59	103
Operating lease liabilities (See Note 13)	66	66
Other accrued expenses	286	382
Sales returns and price protection reserves	90	90
Accrued and other current liabilities	$1,166	$1,285
Deferred net revenue (other) includes the deferral of licensing arrangements, subscription revenue, and other revenue for which revenue recognition criteria has not been met.
Deferred net revenue
Deferred net revenue as of March 31, 2024 and 2023, consisted of (in millions):

	As of March 31,
	2024	2023
Deferred net revenue (online-enabled games)	$1,814	$1,901
Deferred net revenue (other)	59	103
Deferred net revenue (noncurrent)	85	67
Total deferred net revenue	$1,958	$2,071
During the fiscal years ended March 31, 2024 and 2023, we recognized $1,987 million and $2,176 million of revenue, respectively, that were included in the deferred net revenue balance at the beginning of the period.

Remaining Performance Obligations
As of March 31, 2024, revenue allocated to remaining performance obligations consists of our deferred revenue balance of $1,958 million. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue.

(11) INCOME TAXES
The components of our income before provision for income taxes for the fiscal years ended March 31, 2024, 2023, and 2022 are as follows (in millions):

	Year Ended March 31,
	2024	2023	2022
Domestic	$437	$315	$204
Foreign	1,152	1,011	877
Income before provision for income taxes	$1,589	$1,326	$1,081
Provision for income taxes for the fiscal years ended March 31, 2024, 2023, and 2022 consisted of (in millions):

	Current	Deferred	Total
Year Ended March 31, 2024
Federal	$138	$85	$223
State	20	9	29
Foreign	76	(12)	64
	$234	$82	$316
Year Ended March 31, 2023
Federal	$570	$(339)	$231
State	92	(76)	16
Foreign	75	202	277
	$737	$(213)	$524
Year Ended March 31, 2022
Federal	$203	$(190)	$13
State	36	(26)	10
Foreign	381	(112)	269
	$620	$(328)	$292
The differences between the statutory tax rate and our effective tax rate, expressed as a percentage of income before provision for income taxes, for the fiscal years ended March 31, 2024, 2023, and 2022 were as follows:

	Year Ended March 31,
	2024	2023	2022
Statutory federal tax expense rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.1%	1.1%	1.9%
Differences between statutory rate and foreign effective tax rate	2.9%	7.6%	6.8%
Excess tax benefit from equity compensation	(0.3)%	(0.3)%	(1.2)%
Research and development credits	(2.4)%	(3.0)%	(2.8)%
Swiss valuation allowance	(0.3)%	8.9%	2.7%
Effect of change in enacted tax rate	(5.8)%	—%	—%
Acquired IP intra-entity sales	—%	—%	(5.9)%
Non-deductible stock-based compensation	2.8%	3.2%	3.8%
Other	0.9%	1.0%	0.7%
Effective tax rate	19.9%	39.5%	27.0%
During the fiscal year ended March 31, 2024, we recognized a $92 million tax benefit to remeasure our Swiss deferred tax assets as a result of an increase in the Swiss statutory tax rate. In addition, we recognized a lower period cost for U.S. tax on our non-U.S. earnings, including a cumulative one-time benefit, due to R&D capitalization guidance issued by the U.S. Treasury during the fiscal year. Excluding the effects of these items, the effective tax rate for fiscal year 2024 would have been 29.5%.

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
Our foreign subsidiaries are generally subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of March 31, 2024, approximately $1.1 billion of our cash and cash equivalents were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.
The components of net deferred tax assets, as of March 31, 2024 and 2023 consisted of (in millions):

	As of March 31,
	2024	2023
Deferred tax assets:
Accruals, reserves and other expenses	$200	$197
Tax credit carryforwards	222	218
Research and development capitalization	375	461
Stock-based compensation	41	39
Net operating loss and capital loss carryforwards	403	371
Swiss intra-entity tax asset	1,618	1,665
Total	2,859	2,951
Valuation allowance	(464)	(446)
Deferred tax assets, net of valuation allowance	2,395	2,505
Deferred tax liabilities:
Amortization and depreciation	(10)	(41)
Other	(6)	(3)
Total	(16)	(44)
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$2,379	$2,461
As of March 31, 2024, we have net operating loss carry forwards of approximately $2.8 billion of which approximately $91 million is attributable to various acquired companies. The net operating loss carry forwards include $2.6 billion related to Switzerland and $94 million related to California. Substantially all of these carryforwards, if not fully realized, will begin to expire in fiscal year 2027. Switzerland has a seven-year carryforward period and does not permit the carry back of losses. We also have U.S. federal credit carryforwards of $8 million and California credit carryforwards of $204 million. The California tax credit carryforwards can be carried forward indefinitely.
As of March 31, 2024, we maintained a total valuation allowance of $464 million related to certain U.S. state deferred tax assets, Swiss deferred tax assets, and foreign capital loss carryovers, due to uncertainty about the future realization of these assets.

The total unrecognized tax benefits as of March 31, 2024, 2023, and 2022 were $804 million, $867 million and $636 million, respectively. A reconciliation of the beginning and ending balance of unrecognized tax benefits is summarized as follows (in millions):

Balance as of March 31, 2021	$584
Increases in unrecognized tax benefits related to prior year tax positions	5
Decreases in unrecognized tax benefits related to prior year tax positions	(21)
Increases in unrecognized tax benefits related to current year tax positions	139
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(50)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(18)
Changes in unrecognized tax benefits due to foreign currency translation	(3)
Balance as of March 31, 2022	636
Increases in unrecognized tax benefits related to current year tax positions	245
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(2)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(6)
Changes in unrecognized tax benefits due to foreign currency translation	(6)
Balance as of March 31, 2023	867
Increases in unrecognized tax benefits related to prior year tax positions	14
Decreases in unrecognized tax benefits related to prior year tax positions	(173)
Increases in unrecognized tax benefits related to current year tax positions	97
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(2)
Changes in unrecognized tax benefits due to foreign currency translation	1
Balance as of March 31, 2024	$804
As of March 31, 2024, approximately $441 million of the unrecognized tax benefits would affect our effective tax rate, a portion of which would be impacted by a valuation allowance.
Interest and penalties related to estimated obligations for tax positions taken in our tax returns are recognized in income tax expense in our Consolidated Statements of Operations. The combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current other liabilities was approximately $82 million as of March 31, 2024 and $54 million as of March 31, 2023.
We file income tax returns in the United States, including various state and local jurisdictions. As of March 31, 2024, our subsidiaries file tax returns in various foreign jurisdictions, including Canada, Germany, South Korea, Switzerland, and the United Kingdom. As of the period ended March 31, 2024, we remain subject to income tax examination in these jurisdictions, including the United States for fiscal years after 2017, Canada for fiscal years after 2013, Germany for fiscal years after 2016, South Korea for fiscal years after 2018, Switzerland for fiscal years after 2014, and the United Kingdom for fiscal years after 2021.
We are currently under income tax examination in various jurisdictions, including the United States for fiscal years 2018 through 2020, and Germany for fiscal years 2013 through 2019.
The timing and potential resolution of income tax examinations is highly uncertain. While we continue to measure our uncertain tax positions, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued.
It is also reasonably possible that an additional immaterial reduction of unrecognized tax benefits may occur within the next 12 months, a portion of which would impact our effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements and tax interpretations.

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
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of March 31, 2024	As of March 31, 2023
Senior Notes:
4.80% Senior Notes due 2026	$400	$400
1.85% Senior Notes due 2031	750	750
2.95% Senior Notes due 2051	750	750
Total principal amount	$1,900	$1,900
Unaccreted discount	(5)	(6)
Unamortized debt issuance costs	(13)	(14)
Net carrying value of Senior Notes	$1,882	$1,880

Fair value of Senior Notes (Level 2)	$1,515	$1,540
As of March 31, 2024, the remaining life of the 2026 Notes, 2031 Notes and 2051 Notes is approximately 1.9 years, 6.9 years, and 26.9 years, respectively.
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

The Credit Facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a debt to EBITDA ratio. As of March 31, 2024, we were in compliance with the debt to EBITDA ratio.
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
As of March 31, 2024, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for fiscal years 2024, 2023, and 2022 that is included in interest and other income (expense), net on our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2024	2023	2022
Amortization of debt discount	$—	$(1)	$(1)
Amortization of debt issuance costs	(2)	(2)	(2)
Coupon interest expense	(55)	(55)	(55)
Other interest expense	(1)	—	—
Total interest expense	$(58)	$(58)	$(58)

(13) LEASES
Our leases primarily consist of facility leases for our offices and development studios, data centers, and server equipment, with remaining lease terms of up to 13 years. Our lease terms may include options to extend or terminate the lease. When it is reasonably certain that we will exercise those options, we include them in our measurement of lease payments and lease terms. Substantially all of our leases are classified as operating leases.
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
The components of lease expenses for the fiscal years ended March 31, 2024, 2023, and 2022 are as follows (in millions):

	Year Ended March 31,
	2024	2023	2022
Operating lease costs	$80	$138	$98
Variable lease costs	31	22	21
Short-term lease costs	1	7	2
Total lease expense	$112	$167	$121
During the fiscal year ended March 31, 2023, we recorded accelerated amortization of certain ROU Assets of $34 million within the operating lease costs and accelerated deprecation of property, plant and equipment for $10 million as part of our 2023 Restructuring Plan. See Note 8 — Restructuring Activities for additional information.
Supplemental cash and noncash information related to our operating leases for the fiscal years ended March 31, 2024, 2023, and 2022 are as follows (in millions):

	Year Ended March 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liability	$74	$97	$97
ROU assets obtained in exchange for new lease obligations	$37	$97	$150
Weighted average remaining lease term and discount rate at March 31, 2024 and 2023 are as follows:

	At March 31, 2024	At March 31, 2023
Lease term	7.1 years	7.5 years
Discount rate	3.6%	3.3%

Operating lease ROU assets and liabilities recorded on our Consolidated Balance Sheets as of March 31, 2024 and 2023 are as follows (in millions):

	As of March 31,		Balance Sheet Classification
	2024	2023
Operating lease ROU assets	$243	$276	Other assets

Operating lease liabilities	$66	$66	Accrued and other current liabilities
Noncurrent operating lease liabilities	248	277	Other liabilities
Total operating lease liabilities	$314	$343
Future minimum lease payments under operating leases as of March 31, 2024 were as follows (in millions):

Fiscal Years Ending March 31,
2025	$74
2026	61
2027	46
2028	37
2029	26
Thereafter	112
Total future lease payments	356
Less imputed interest	(42)
Total operating lease liabilities	$314
In addition to the amounts included in the table above, as of March 31, 2024, we have entered into an office lease that has not yet commenced with aggregate future lease payments of approximately $98 million. This lease is expected to commence in fiscal year 2025, and will have a lease term of 12 years.

(14) COMMITMENTS AND CONTINGENCIES
Development, Celebrity, Professional Sports Organizations and Other Content Licenses: Payments and Commitments
The products we produce in our studios are designed and created by our employee designers, artists, software programmers and by non-employee software developers (“independent artists” or “third-party developers”). We typically advance development funds to the independent artists and third-party developers during development of our games, usually in installment payments made upon the completion of specified development milestones. Contractually, these payments are generally considered advances against subsequent royalties on the sales of the products. These terms are set forth in written agreements entered into with the independent artists and third-party developers. In addition, we have certain celebrity, professional sports organizations and other content license contracts that contain minimum guarantee payments and marketing commitments to promote the games we publish that may not be dependent on any deliverables.
These developer and content license commitments represent the sum of the cash payments for flat fees, minimum guaranteed payments, and service payments. The majority of these commitments are conditional upon performance by the counterparty. These payments and any related marketing and development commitments are included in the table below.
The following table summarizes our minimum contractual obligations as of March 31, 2024 (in millions):

		Fiscal Years Ending March 31,
	Total	2025	2026	2027	2028	2029	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,948	$343	$473	$476	$216	$210	$230
Marketing commitments	1,364	247	276	280	199	111	251
Senior Notes interest	725	49	54	36	36	36	514
Operating lease imputed interest	42	10	8	6	5	4	9
Operating leases not yet commenced	98	6	8	8	8	8	60
Other purchase obligations	436	215	160	49	10	2	—
Total unrecognized commitments	4,613	870	979	855	474	371	1,064

Recognized commitments
Senior Notes principal and interest	1,906	6	400	—	—	—	1,500
Operating leases	314	64	53	40	32	22	103
Transition Tax and other taxes	13	6	7	—	—	—	—
Total recognized commitments	2,233	76	460	40	32	22	1,603

Total Commitments	$6,846	$946	$1,439	$895	$506	$393	$2,667
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of March 31, 2024; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to the amounts included in the table above, in our Consolidated Balance Sheets as of March 31, 2024, we had a net liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $490 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
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
There were an insignificant number of stock options granted during fiscal years 2024, 2023, and 2022.
The estimated assumptions used in the Black-Scholes valuation model to value our ESPP purchase rights were as follows:

	ESPP Purchase Rights
	Year Ended March 31,
	2024	2023	2022
Risk-free interest rate	5.0 - 5.5%	3.1 - 5.0%	0.1% - 1.1%
Expected volatility	19 - 24%	27 - 31%	25 - 30%
Weighted-average volatility	23%	29%	27%
Expected term	6 - 12 months	6 - 12 months	6 - 12 months
Expected dividends	0.8%	0.8%	0.6%
The assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Year Ended March 31,
	2024	2023	2022
Risk-free interest rate	4.4%	3.3%	0.4%
Expected volatility	25 - 59%	33 - 56%	24 - 76%
Weighted-average volatility	39%	43%	40%
Expected dividends	None	None	None

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
Approximately 15.9 million options or 11.1 million restricted stock units were available for grant under our 2019 Equity Plan as of March 31, 2024.
Stock Options
Options granted under the 2019 Equity Plan and the 2000 Equity Plan generally expire ten years from the date of grant. All outstanding options were fully vested and exercisable as of March 31, 2024.
The following table summarizes our stock option activity for the fiscal year ended March 31, 2024:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2023	121	$40.43
Granted	3	131.04
Exercised	(112)	40.49
Forfeited, cancelled or expired	—	—
Outstanding as of March 31, 2024	12	$64.00	3.95	$1
Vested and expected to vest	12	$64.00	3.95	$1
Exercisable as of March 31, 2024	12	$64.00	3.95	$1
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of March 31, 2024, which would have been received by the option holders had all the option holders exercised their options as of that date. The total intrinsic values of stock options exercised during fiscal years 2024, 2023, and 2022 were $10 million, $15 million, and $8 million, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.
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

Each restricted stock unit granted reduces the number of shares available for grant by 1.43 shares under our 2019 Equity Plan. The following table summarizes our restricted stock units activity, excluding performance-based and market-based restricted stock unit activity which is discussed below, for the fiscal year ended March 31, 2024:

	Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2023	7,502	$128.54
Granted	4,798	129.30
Vested	(4,015)	129.71
Forfeited or cancelled	(805)	129.37
Outstanding as of March 31, 2024	7,480	$128.31
The grant date fair value of restricted stock units is based on the quoted market price of our common stock on the date of grant. The weighted-average grant date fair values of restricted stock units granted during fiscal years 2024, 2023, and 2022 were $129.30, $126.41, and $136.78, respectively. The fair values of restricted stock units that vested during fiscal years 2024, 2023, and 2022 were $519 million, $460 million, and $457 million, respectively.
Performance-Based Restricted Stock Units
Our performance-based restricted stock units vest upon the achievement of pre-determined performance-based milestones, including, but not limited to, management reporting milestones of net bookings and operating income metrics, as well as service conditions. If these performance-based milestones are not met but service conditions are met, the performance-based restricted stock units will not vest, in which case any compensation expense we have recognized to date will be reversed. Generally, the measurement periods of our performance-based restricted stock units are 3 years, with awards vesting after each annual measurement period or cliff-vesting after the completion of the total aggregate measurement period.

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

The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the fiscal year ended March 31, 2024:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2023	557	$130.03
Granted	682	128.66
Vested	(73)	127.98
Forfeited or cancelled	(330)	128.74
Outstanding as of March 31, 2024	836	$129.60
The weighted-average grant date fair values of performance-based restricted stock units granted during fiscal years 2024, 2023, and 2022 were $128.66, $127.98, and $140.48 respectively. The fair values of performance-based restricted stock units that vested during fiscal years 2024, 2023, and 2022 were $11 million, $9 million, and $38 million respectively.

Market-Based Restricted Stock Units
Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the market-based restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be issued at vesting will range from zero to 200 percent of the target number of market-based restricted stock units based on our total stockholder return (“TSR”) relative to the performance of companies in the Nasdaq-100 Index for each measurement period, over a three-year period.
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the year ended March 31, 2024:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2023	822	$149.98
Granted	143	152.92
Vested	(50)	125.62
Forfeited or cancelled	(561)	141.20
Outstanding as of March 31, 2024	354	$168.53
The weighted-average grant date fair values of market-based restricted stock units granted during fiscal years 2024, 2023, and 2022 were $152.92, $176.70, and $170.44, respectively. The fair values of market-based restricted stock units that vested during fiscal years 2024, 2023, and 2022 were $4 million, $12 million, and $37 million, respectively.
ESPP
Pursuant to our ESPP, eligible employees may authorize payroll deductions of between 2 percent and 10 percent of their compensation to purchase shares of common stock at 85 percent of the lower of the market price of our common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period.
The following table summarizes our ESPP activity for fiscal years ended March 31, 2024, 2023, and 2022:

	Shares Issued (in millions)	Exercise Prices for Purchase Rights	Weighted-Average Fair Values of Purchase Rights
Fiscal Year 2022	0.6	$113.39 - $118.14	$35.94
Fiscal Year 2023	0.7	$96.34 - $111.86	$33.91
Fiscal Year 2024	0.8	$94.96 - $102.58	$30.82
The fair values were estimated on the date of grant using the Black-Scholes valuation model. We issue new common stock out of the ESPP’s pool of authorized shares. As of March 31, 2024, 2.8 million shares were available for grant under our ESPP.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2024	2023	2022
Cost of revenue	$8	$7	$6
Research and development	418	367	356
Marketing and sales	52	59	54
General and administrative	106	115	112
Stock-based compensation expense	$584	$548	$528
During the fiscal years ended March 31, 2024, 2023, and 2022, we recognized $79 million, $72 million, and $68 million, respectively, of deferred income tax benefit related to our stock-based compensation expense.
As of March 31, 2024, our total unrecognized compensation cost related to stock options, restricted stock units, market-based restricted stock units, and performance-based restricted stock units was $734 million and is expected to be recognized over a weighted-average service period of 1.7 years. Of the $734 million of unrecognized compensation cost, $710 million relates to restricted stock units, $12 million relates to market-based restricted stock units, and $12 million relates to performance-based restricted stock units.
Deferred Compensation Plan
We have a Deferred Compensation Plan (“DCP”) for the benefit of a select group of management or highly compensated employees and directors, which is unfunded and intended to be a plan that is not qualified within the meaning of section 401(a) of the Internal Revenue Code. The DCP permits the deferral of the annual base salary and/or director cash compensation up to a maximum amount. The deferrals are held in a separate trust, which has been established by us to administer the DCP. The trust is a grantor trust and the specific terms of the trust agreement provide that the assets of the trust are available to satisfy the claims of general creditors in the event of our insolvency. The assets held by the trust are classified as trading securities and are held at fair value on our Consolidated Balance Sheets. The assets and liabilities of the DCP are presented in other assets and other liabilities on our Consolidated Balance Sheets, respectively, with changes in the fair value of the assets and in the deferred compensation liability recognized as compensation expense. The estimated fair value of the assets was $30 million and $23 million as of March 31, 2024 and 2023, respectively. As of March 31, 2024 and 2023, $31 million and $24 million were recorded, respectively, to recognize undistributed deferred compensation due to employees.
401(k) Plan, Registered Retirement Savings Plan and ITP Plan
We have a 401(k) plan covering substantially all of our U.S. employees, a Registered Retirement Savings Plan covering substantially all of our Canadian employees, and an ITP pension plan covering substantially all our Swedish employees. These plans may permit us to make discretionary contributions to employees’ accounts based on our financial performance. We contributed an aggregate of $39 million, $42 million, and $41 million to these plans in fiscal years 2024, 2023, and 2022, respectively.
Stock Repurchase Program
In November 2020, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. We completed repurchases under the November 2020 program in October 2022.
In August 2022, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. This program was terminated on May 8, 2024 and was superseded and replaced by a new stock repurchase program approved in May 2024.

In May 2024, the Company’s Audit Committee, upon delegation from the Company’s Board of Directors, authorized a new program to repurchase up to $5.0 billion of our common stock. This program supersedes and replaces the August 2022 program and expires on May 9, 2027. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares of our common stock under this program and it may be modified, suspended or discontinued at any time. We are actively repurchasing shares under this program.
The following table summarizes total shares repurchased during fiscal years 2024, 2023, and 2022:

	November 2020 Program		August 2022 Program		Total
(In millions)	Shares	Amount	Shares	Amount(a)	Shares	Amount
Fiscal Year 2022	9.5	$1,300	—	$—	9.5	$1,300
Fiscal Year 2023	5.1	$650	5.3	$645	10.4	$1,295
Fiscal Year 2024	—	$—	10.0	$1,300	10.0	$1,300
(a)Amount excludes excise taxes. Accrued excise taxes are included in accrued and other current liabilities and additional paid-in capital on the Consolidated Balance Sheets.

(16) INTEREST AND OTHER INCOME (EXPENSE), NET
Interest and other income (expense), net, for the fiscal years ended March 31, 2024, 2023, and 2022 consisted of (in millions):

	Year Ended March 31,
	2024	2023	2022
Interest expense	$(58)	$(58)	$(58)
Interest income	126	49	4
Net gain (loss) on foreign currency transactions	(10)	31	(22)
Net gain (loss) on foreign currency forward contracts	12	(29)	21
Other income (expense), net	1	1	7
Interest and other income (expense), net	$71	$(6)	$(48)

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

	Year Ended March 31,
(In millions, except per share amounts)	2024	2023	2022
Net income	$1,273	$802	$789
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	270	277	284
Dilutive potential common shares related to stock award plans	2	1	2
Weighted-average common stock outstanding — diluted	272	278	286
Earnings per share:
Basic	$4.71	$2.90	$2.78
Diluted	$4.68	$2.88	$2.76
Certain restricted stock units, market-based restricted stock units and performance-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. For the fiscal year ended March 31, 2024, one million such shares were excluded, and for the fiscal years ended March 31, 2023 and 2022, two million and one million such shares were excluded, respectively.

(18) SEGMENT AND REVENUE INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Our CODM currently reviews total company operating results to assess overall performance and allocate resources. As of March 31, 2024, we have only one reportable segment, which represents our only operating segment.
Information about our total net revenue by timing of recognition for the fiscal years ended March 31, 2024, 2023, and 2022 is presented below (in millions):

	Year Ended March 31,
	2024	2023	2022
Net revenue by timing of recognition
Revenue recognized at a point in time	$2,563	$2,389	$2,326
Revenue recognized over time	4,999	5,037	4,665
Net revenue	$7,562	$7,426	$6,991
Generally, performance obligations that are recognized upfront upon transfer of control are classified as revenue recognized at a point in time, while performance obligations that are recognized over either the estimated offering period, contractual term or subscription period as the services are provided are classified as revenue recognized over time.
Revenue recognized at a point in time includes revenue allocated to the software license performance obligation. This also includes a portion of revenue from the licensing of software to third-parties.
Revenue recognized over time includes service revenue allocated to the future update rights and the online hosting performance obligations. This also includes revenue recognized from third parties that publish games and services under a license to certain of our intellectual property assets and service revenue allocated to the future update rights from licensing of software to third-parties, online-hosted services such as our Ultimate Team game mode, and subscription services.
Information about our total net revenue by composition for the fiscal years ended March 31, 2024, 2023, and 2022 is presented below (in millions):

	Year Ended March 31,
	2024	2023	2022
Net revenue by composition
Full game downloads	$1,343	$1,262	$1,282
Packaged goods	672	675	711
Full game	2,015	1,937	1,993

Live services and other	5,547	5,489	4,998
Net revenue	$7,562	$7,426	$6,991
Full game net revenue includes full game downloads and packaged goods. Full game downloads primarily includes revenue from digital sales of full games on console, PC, and certain licensing revenue. Packaged goods primarily includes revenue from software that is sold physically through traditional channels such as brick and mortar retailers.
Live services and other net revenue primarily includes revenue from sales of extra content for console, PC, and mobile games, certain licensing revenue, subscriptions, and advertising.

Information about our total net revenue by platform for the fiscal years ended March 31, 2024, 2023, and 2022 is presented below (in millions):

	Year Ended March 31,
	2024	2023	2022
Platform net revenue
Console	$4,632	$4,443	$4,400
PC and other	1,717	1,729	1,532
Mobile	1,213	1,254	1,059
Net revenue	$7,562	$7,426	$6,991
Information about our operations in North America and internationally for the fiscal years ended March 31, 2024, 2023, and 2022 is presented below (in millions):

	Year Ended March 31,
	2024	2023	2022
Net revenue from unaffiliated customers
North America	$3,001	$3,151	$3,039
International	4,561	4,275	3,952
Net revenue	$7,562	$7,426	$6,991

	As of March 31,
	2024	2023
Long-lived assets
North America	$420	$445
International	158	104
Total	$578	$549
We attribute net revenue from external customers to individual countries based on the location of the legal entity that sells the products and/or services. Note that revenue attributed to the legal entity that makes the sale is often not the country where the consumer resides. For example, revenue generated by our Swiss legal entity includes digital revenue from consumers who reside outside of Switzerland, including consumers who reside outside of Europe. Revenue generated by our Swiss legal entity during fiscal years 2024, 2023, and 2022 represents $4,374 million, $4,085 million and $3,423 million or 58 percent, 55 percent and 49 percent of our total net revenue, respectively. Revenue generated in the United States represents over 99 percent of our total North America net revenue. There were no other countries with net revenue greater than 10 percent.
In fiscal year 2024, our direct sales to Sony and Microsoft represented approximately 37 percent and 16 percent of total net revenue, respectively. In fiscal year 2023, our direct sales to Sony and Microsoft represented approximately 32 percent and 16 percent of total net revenue, respectively. In fiscal year 2022, our direct sales to Sony and Microsoft represented approximately 33 percent and 16 percent of total net revenue, respectively.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Electronic Arts Inc. and subsidiaries (the Company) as of March 30, 2024 and April 1, 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended March 30, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 30, 2024 and April 1, 2023, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended March 30, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
The Company reported net revenue of $7,562 million for the year-ended March 30, 2024 and deferred net revenue of $1,958 million as of March 30, 2024.
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
May 22, 2024

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
KPMG LLP, our independent registered public accounting firm, has issued an auditors’ report on the effectiveness of our internal control over financial reporting. That report appears on Page 76.
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended March 31, 2024 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B:     Other Information
Rule 10b5-1 Plans

During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 9C:     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10:     Directors, Executive Officers and Corporate Governance
The information required by Item 10, other than the information regarding executive officers, which is included in Part I, Item 1 of this report, is incorporated herein by reference to the information to be included in our 2024 Proxy under the headings “Proxy Highlights”, “Board of Directors and Corporate Governance,” “Insider Trading, Anti-Hedging and Anti-Pledging Policies” and, as applicable, “Delinquent Section 16(a) Reports.”
Item 11:     Executive Compensation
The information required by Item 11 is incorporated herein by reference to the information to be included in the 2024 Proxy under the headings “Director Compensation”, “Compensation Discussion & Analysis” and “Compensation Committee Interlocks and Insider Participation.”
Item 12:     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference to the information to be included in the 2024 Proxy under the headings “Executive Compensation Tables” and “Security Ownership of Certain Beneficial Owners and Management.”
Item 13:     Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to the information to be included in the 2024 Proxy under the headings “Director Independence”, “Related Persons Transaction Policy”, and, as applicable, “Related Person Transactions.”
Item 14:     Principal Accountant Fees and Services
The information required by Item 14 is incorporated herein by reference to the information to be included in Proposal 3 of the 2024 Proxy and under the heading “Audit Matters.”
PART IV
Item 15:     Exhibits and Financial Statements
(a)Documents filed as part of this report
1.   Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 33 of this report.
2.   Financial Statement Schedules: The Financial Statement Schedules have been omitted because they are not applicable or are not required or are not present in material amounts or the information required to be set forth herein is included in the Consolidated Financial Statements or Notes thereto.
3.   Exhibits: The exhibits listed in the accompanying index to exhibits on Page 81 are filed or incorporated by reference as part of this report.
Item 16:     Form 10-K Summary
None.

ELECTRONIC ARTS INC.
2024 FORM 10-K ANNUAL REPORT
EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date

3.01	Amended and Restated Certificate of Incorporation	8-K	000-17948	8/13/2021

3.02	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	000-17948	8/15/2022

3.03	Amended and Restated Bylaws	8-K	000-17948	8/15/2022

4.01	Specimen Certificate of Registrant’s Common Stock	10-Q	000-17948	2/6/2018

4.02	Description of Securities				X

4.03	Indenture, dated as of February 24, 2016 by and between Electronic Arts Inc. and U.S. Bank National Association, as Trustee	8-K	000-17948	2/24/2016

4.04	First Supplemental Indenture, dated as of February 24, 2016, between Electronic Arts Inc. and U.S. Bank National Association, as Trustee	8-K	000-17948	2/24/2016

4.05	Second Supplemental Indenture, dated as of February 11, 2021, between Electronic Arts Inc. and U.S. Bank National Association, as Trustee	8-K	000-17948	2/11/2021

10.01*	Form of Indemnity Agreement with Directors	10-K	000-17948	6/4/2004

10.02*	Electronic Arts Inc. Executive Bonus Plan	8-K	000-17948	5/25/2021

10.03*	Electronic Arts Inc. Amended and Restated Change in Control Severance Plan	8-K	000-17948	11/19/2021

10.04*	Electronic Arts Inc. Deferred Compensation Plan				X

10.05*	First Amendment to the Electronic Arts Deferred Compensation Plan, as amended and restated	10-K	000-17948	5/22/2009

10.06*	EA Bonus Plan	8-K	000-17948	5/18/2018

10.07*	Form of Performance-Based Restricted Stock Unit Agreement	10-K	000-17948	5/25/2022

10.08*	Form of Performance-Based Restricted Stock Unit Agreement	10-K	000-17948	5/24/2023

10.09*	Form of Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/16/2024

10.10*	2000 Equity Incentive Plan, as amended, and related documents	8-K	000-17948	8/1/2016

10.11*	2000 Employee Stock Purchase Plan, as amended	10-Q	000-17948	2/8/2022

10.12*	Form of Restricted Stock Unit Agreement				X

10.13*	Form of Restricted Stock Unit Agreement For Non-Employee Directors	10-K	000-17948	5/24/2023

10.14*	Amended and Restated 2019 Equity Incentive Plan	8-K	000-17948	8/15/2022

10.15*	Electronic Arts Inc. Executive Officer Cash Severance Policy	8-K	000-17948	9/1/2022

10.16*	Offer Letter for Employment at Electronic Arts Inc. to Andrew Wilson, dated September 15, 2013	8-K	000-17948	9/17/2013

10.17*	Offer Letter for Employment at Electronic Arts Inc. to Christopher Suh, dated January 14, 2022	8-K	000-17948	1/31/2022

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date

10.18*	Offer Letter for Employment at Electronic Arts Inc. to Stuart Canfield, dated June 19, 2023	8-K	000-17948	6/20/2023

10.19*	Offer Letter for Employment at Electronic Arts Inc. to Mala Singh, dated August 27, 2016	10-Q	000-17948	11/8/2016

10.20**	Durango Publisher License Agreement, dated June 29, 2012, by and among Electronic Arts Inc., EA International (Studio & Publishing) Ltd., Microsoft Licensing, GP and Microsoft Corporation	10-K	000-17948	5/21/2014

10.21**	Xbox Console Publisher License Agreement, dated as of September 30, 2020, between Microsoft Corporation, Electronic Arts Inc. and EA Swiss Sàrl	10-Q	000-17948	11/10/2020

10.22**
Playstation Global Developer & Publisher Agreement, dated April 1, 2018, by and among Electronic Arts Inc., EA International (Studio & Publishing) Ltd., Sony Interactive Entertainment Inc., Sony Interactive Entertainment LLC, and Sony Interactive Entertainment Europe Ltd
		10-Q	000-17948	8/8/2018

10.23**
PlayStation 5 Amendment to the PlayStation Global Developer and Publisher Agreement, dated as of October 15, 2020, by and among Electronic Arts Inc., EA Swiss Sàrl, Sony Interactive Entertainment, Inc., Sony Interactive Entertainment LLC, and Sony Interactive Entertainment Europe Limited
		10-Q	000-17948	11/10/2020

10.24	Credit Agreement, dated March 22, 2023, by and among Electronic Arts Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-17948	3/22/2023

19.1	Electronic Arts Inc. Insider Trading Policy				X

21.1	Subsidiaries of the Registrant				X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97	Electronic Arts Inc. Clawback Policy				X

101.INS†	Inline XBRL Instance Document				X

101.SCH†	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
**	Confidential portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC ARTS INC.
By:	/s/ Andrew Wilson
Andrew Wilson
Chief Executive Officer
Date: May 22, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 22nd of May, 2024.

Name	Title

/s/ Andrew Wilson	Chief Executive Officer
Andrew Wilson

/s/ Stuart Canfield	Executive Vice President and
Stuart Canfield	Chief Financial Officer

/s/ Eric Kelly	Senior Vice President and
Eric Kelly	Chief Accounting Officer

Directors:
/s/ Andrew Wilson	Chair of the Board
Andrew Wilson

/s/ Kofi A. Bruce	Director
Kofi A. Bruce

/s/ Rachel A. Gonzalez	Director
Rachel A. Gonzalez

/s/ Jeffrey T. Huber	Director
Jeffrey T. Huber

/s/ Talbott Roche	Director
Talbott Roche

/s/ Richard A. Simonson	Director
Richard A. Simonson

/s/ Luis A. Ubiñas	Director
Luis A. Ubiñas

/s/ Heidi Ueberroth	Director
Heidi Ueberroth