Form 10-Q
period 2024-06-30
ELECTRONIC ARTS INC.
filed 2024-08-02
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
As of July 31, 2024, there were 264,199,931 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2024

PART I – FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	June 30, 2024	March 31, 2024 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,400	$2,900
Short-term investments	366	362
Receivables, net	433	565
Other current assets	388	420
Total current assets	3,587	4,247
Property and equipment, net	558	578
Goodwill	5,379	5,379
Acquisition-related intangibles, net	373	400
Deferred income taxes, net	2,393	2,380
Other assets	418	436
TOTAL ASSETS	$12,708	$13,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80	$110
Accrued and other current liabilities	976	1,166
Deferred net revenue (online-enabled games)	1,412	1,814
Total current liabilities	2,468	3,090
Senior notes, net	1,882	1,882
Income tax obligations	525	497
Deferred income taxes, net	1	1
Other liabilities	432	437
Total liabilities	5,308	5,907
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 265 and 266 shares issued and outstanding, respectively	3	3
Additional paid-in capital	—	—
Retained earnings	7,457	7,582
Accumulated other comprehensive income (loss)	(60)	(72)
Total stockholders’ equity	7,400	7,513
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,708	$13,420

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended June 30,
(In millions, except per share data)	2024	2023
Net revenue	$1,660	$1,924
Cost of revenue	263	368
Gross profit	1,397	1,556
Operating expenses:
Research and development	629	596
Marketing and sales	205	229
General and administrative	180	163
Amortization and impairment of intangibles	17	25
Restructuring (See Note 7)	2	1
Total operating expenses	1,033	1,014
Operating income	364	542
Interest and other income (expense), net	30	14
Income before provision for income taxes	394	556
Provision for income taxes	114	154
Net income	$280	$402
Earnings per share:
Basic	$1.05	$1.48
Diluted	$1.04	$1.47
Number of shares used in computation:
Basic	266	272
Diluted	268	274

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended June 30,
(In millions)	2024	2023
Net income	$280	$402
Other comprehensive income (loss), net of tax:
Net gains (losses) on available-for-sale securities	—	—
Net gains (losses) on derivative instruments	16	(15)
Foreign currency translation adjustments	(4)	7
Total other comprehensive income (loss), net of tax	12	(8)
Total comprehensive income	$292	$394

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except share data in thousands)	Shares	Amount
Balances as of March 31, 2024	266,415	$3	$—	$7,582	$(72)	$7,513
Total comprehensive income	—	—	—	280	12	292
Stock-based compensation	—	—	143	—	—	143
Issuance of common stock	1,565	—	(121)	—	—	(121)
Common stock repurchases and excise tax	(2,847)	—	(22)	(355)	—	(377)
Cash dividends declared ($0.19 per common share)	—	—	—	(50)	—	(50)
Balances as of June 30, 2024	265,133	$3	$—	$7,457	$(60)	$7,400

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except share data in thousands)	Shares	Amount
Balances as of March 31, 2023	272,914	$3	$—	$7,357	$(67)	$7,293
Total comprehensive income	—	—	—	402	(8)	394
Stock-based compensation	—	—	130	—	—	130
Issuance of common stock	1,408	—	(105)	—	—	(105)
Common stock repurchases and excise tax	(2,574)	—	(25)	(301)	—	(326)
Cash dividends declared ($0.19 per common share)	—	—	—	(52)	—	(52)
Balances as of June 30, 2023	271,748	$3	$—	$7,406	$(75)	$7,334

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three Months Ended June 30,
(In millions)	2024	2023
OPERATING ACTIVITIES
Net income	$280	$402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and impairment	80	88
Stock-based compensation	143	130
Change in assets and liabilities:
Receivables, net	132	167
Other assets	58	96
Accounts payable	(11)	(18)
Accrued and other liabilities	(147)	(92)
Deferred income taxes, net	(13)	(93)
Deferred net revenue (online-enabled games)	(402)	(321)
Net cash provided by operating activities	120	359
INVESTING ACTIVITIES
Capital expenditures	(67)	(45)
Proceeds from maturities and sales of short-term investments	128	151
Purchase of short-term investments	(130)	(150)
Net cash used in investing activities	(69)	(44)
FINANCING ACTIVITIES
Cash dividends paid	(50)	(52)
Cash paid to taxing authorities for shares withheld from employees	(121)	(105)
Common stock repurchases	(375)	(325)
Net cash used in financing activities	(546)	(482)
Effect of foreign exchange on cash and cash equivalents	(5)	2
Increase (decrease) in cash and cash equivalents	(500)	(165)
Beginning cash and cash equivalents	2,900	2,424
Ending cash and cash equivalents	$2,400	$2,259
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$23	$23
Non-cash investing activities:
Change in accrued capital expenditures	$(30)	$(2)

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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2025 contains 52 weeks and ends on March 29, 2025. Our results of operations for the fiscal year ended March 31, 2024 contained 52 weeks and ended on March 30, 2024. Our results of operations for the three months ended June 30, 2024 contained 13 weeks and ended on June 29, 2024. Our results of operations for the three months ended June 30, 2023 contained 13 weeks and ended on July 1, 2023. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, as filed with the United States Securities and Exchange Commission (“SEC”) on May 22, 2024.
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update expand annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This update is effective for our annual report for fiscal year 2025, and interim periods thereafter, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of this ASU on our Consolidated Financial Statements and related disclosures.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2024 and March 31, 2024, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of June 30, 2024	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$59	$59	$—	$—	Cash equivalents
Money market funds	604	604	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	137	—	137	—	Short-term investments
U.S. Treasury securities	92	92	—	—	Short-term investments
U.S. agency securities	5	—	5	—	Short-term investments
Commercial paper	79	—	79	—	Short-term investments and cash equivalents
Foreign government securities	5	—	5	—	Short-term investments
Asset-backed securities	39	—	39	—	Short-term investments
Certificates of deposit	16	—	16	—	Short-term investments
Foreign currency derivatives	41	—	41	—	Other current assets and other assets
Deferred compensation plan assets (a)	31	31	—	—	Other assets
Total assets at fair value	$1,108	$786	$322	$—
Liabilities
Foreign currency derivatives	$14	$—	$14	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	32	32	—	—	Other liabilities
Total liabilities at fair value	$46	$32	$14	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2024	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$58	$58	$—	$—	Cash equivalents
Money market funds	1,038	1,038	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	130	—	130	—	Short-term investments
U.S. Treasury securities	95	95	—	—	Short-term investments
U.S. agency securities	9	—	9	—	Short-term investments
Commercial paper	74	—	74	—	Short-term investments and cash equivalents
Foreign government securities	8	—	8	—	Short-term investments
Asset-backed securities	41	—	41	—	Short-term investments
Certificates of deposit	13	—	13	—	Short-term investments
Foreign currency derivatives	29	—	29	—	Other current assets and other assets
Deferred compensation plan assets (a)	30	30	—	—	Other assets
Total assets at fair value	$1,525	$1,221	$304	$—
Liabilities
Foreign currency derivatives	$20	$—	$20	$—	Accrued and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	31	31	—	—	Other liabilities
Total liabilities at fair value	$51	$31	$20	$—

(a)The Deferred Compensation Plan consists of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, for additional information regarding our Deferred Compensation Plan.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of June 30, 2024 and March 31, 2024, our cash and cash equivalents were $2,400 million and $2,900 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.

Short-Term Investments
Short-term investments consisted of the following as of June 30, 2024 and March 31, 2024 (in millions):

	As of June 30, 2024				As of March 31, 2024
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$137	$—	$—	$137	$130	$—	$—	$130
U.S. Treasury securities	92	—	—	92	95	—	—	95
U.S. agency securities	5	—	—	5	9	—	—	9
Commercial paper	72	—	—	72	66	—	—	66
Foreign government securities	5	—	—	5	8	—	—	8
Asset-backed securities	39	—	—	39	41	—	—	41
Certificates of deposit	16	—	—	16	13	—	—	13
Short-term investments	$366	$—	$—	$366	$362	$—	$—	$362
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of June 30, 2024 and March 31, 2024 (in millions):

	As of June 30, 2024		As of March 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$250	$250	$231	$231
Due 1 year through 5 years	111	111	126	126
Due after 5 years	5	5	5	5
Short-term investments	$366	$366	$362	$362

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of June 30, 2024			As of March 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$291	$—	$3	$413	$1	$4
Forward contracts to sell	$1,950	$37	$7	$2,329	$24	$11
The effects of cash flow hedge accounting in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2024 and 2023 are as follows (in millions):

	Three Months Ended June 30,
	2024		2023
	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,660	$629	$1,924	$596
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$7	$(2)	$30	$(5)
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of June 30, 2024			As of March 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$416	$—	$4	$452	$—	$5
Forward contracts to sell	$309	$4	$—	$419	$4	$—

The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2024 and 2023 was as follows (in millions):

	Three Months Ended June 30,
	2024	2023
	Interest and other income (expense), net
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$30	$14
Gains (losses) on foreign currency forward contracts not designated as hedging instruments	$6	$3

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended June 30, 2024 and 2023 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2024	$—	$10	$(82)	$(72)
Other comprehensive income (loss) before reclassifications	—	21	(4)	17
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5)	—	(5)
Total other comprehensive income (loss), net of tax	—	16	(4)	12
Balances as of June 30, 2024	$—	$26	$(86)	$(60)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2023	$(1)	$13	$(79)	$(67)
Other comprehensive income (loss) before reclassifications	—	10	7	17
Amounts reclassified from accumulated other comprehensive income (loss)	—	(25)	—	(25)
Total other comprehensive income (loss), net of tax	—	(15)	7	(8)
Balances as of June 30, 2023	$(1)	$(2)	$(72)	$(75)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2024 and 2023 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$(7)	$(30)
Research and development	2	5
Total net (gain) loss reclassified, net of tax	$(5)	$(25)

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the three months ended June 30, 2024 are as follows (in millions):

	As of March 31, 2024	Activity	Effects of Foreign Currency Translation	As of June 30, 2024
Goodwill	$5,747	$—	$—	$5,747
Accumulated impairment	(368)	—	—	(368)
Total	$5,379	$—	$—	$5,379
Acquisition-related intangibles consisted of the following (in millions):

	As of June 30, 2024			As of March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$1,025	$(836)	$189	$1,025	$(821)	$204
Trade names and trademarks	502	(318)	184	502	(306)	196
Registered user base and other intangibles	56	(56)	—	56	(56)	—
Total	$1,583	$(1,210)	$373	$1,583	$(1,183)	$400
Amortization of intangibles for the three months ended June 30, 2024 and 2023 are classified in the Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months Ended June 30,
	2024	2023
Cost of revenue	$10	$16
Operating expenses	17	25
Total	$27	$41
During the three months ended June 30, 2024 and 2023, there were no impairment charges recorded for acquisition-related intangible assets.
Acquisition-related intangible assets are generally amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, currently ranging from 2 to 7 years. As of June 30, 2024 and March 31, 2024, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 3.9 years and 4.1 years, respectively.
As of June 30, 2024, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Condensed Consolidated Statements of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2025 (remaining nine months)	$80
2026	102
2027	83
2028	80
2029	28
Total	$373

(7) RESTRUCTURING ACTIVITIES
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
•$40 million to $55 million related to employee severance and employee-related costs; and
•$35 million to $45 million in costs associated with licensor commitments.

Since the inception of the 2024 Restructuring Plan through June 30, 2024, we have incurred net charges of $67 million.
Restructuring activities under this plan as of June 30, 2024 were as follows (in millions):

	Licensor Commitments (a)	Workforce (a)	Office Space Reductions (b)	Total
Charges to operations	$30	$29	$2	$61
Charges settled in cash	(17)	(5)	—	(22)
Non-cash items	(13)	—	(2)	(15)
Liability as of March 31, 2024	$—	$24	$—	$24
Charges (credits) to operations	—	(2)	8	6
Charges settled in cash	—	(19)	—	(19)
Non-cash items	—	—	(8)	(8)
Liability as of June 30, 2024	$—	$3	$—	$3
(a) Charges are recorded within Restructuring in the Condensed Consolidated Statement of Operations.
(b) Of the $8 million charges recorded during the three months ended June 30, 2024, $4 million is recorded within Restructuring and $4 million is recorded within General and administrative expenses in the Condensed Consolidated Statement of Operations. Prior period charges were recorded within General and administrative expenses in the Consolidated Statement of Operations.

The restructuring liability of $3 million as of June 30, 2024, is included in accrued and other current liabilities on the Condensed Consolidated Balance Sheets.
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
During the three months ended June 30, 2024 and 2023, we did not recognize any material losses or impairment charges on royalty-based commitments.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of June 30, 2024	As of March 31, 2024
Other current assets	$81	$98
Other assets	23	24
Royalty-related assets	$104	$122

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

	As of June 30, 2024	As of March 31, 2024
Accrued and other current liabilities	$163	$189
Other liabilities	30	20
Royalty-related liabilities	$193	$209
As of June 30, 2024, we were committed to pay approximately $1,889 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 12 for further information on our developer and licensor commitments.

(9) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of June 30, 2024 and March 31, 2024 consisted of (in millions):

	As of June 30, 2024	As of March 31, 2024
Computer, equipment and software	$960	$965
Buildings	375	376
Leasehold improvements	212	190
Equipment, furniture and fixtures, and other	101	92
Land	67	67
Construction in progress	23	47
	1,738	1,737
Less: accumulated depreciation	(1,180)	(1,159)
Property and equipment, net	$558	$578
Depreciation expense associated with property and equipment was $51 million and $49 million for the three months ended June 30, 2024 and 2023, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities as of June 30, 2024 and March 31, 2024 consisted of (in millions):

	As of June 30, 2024	As of March 31, 2024
Accrued compensation and benefits	$333	$476
Accrued royalties	163	189
Deferred net revenue (other)	54	59
Operating lease liabilities	71	66
Other accrued expenses	293	286
Sales returns and price protection reserves	62	90
Accrued and other current liabilities	$976	$1,166
Deferred net revenue (other) includes the deferral of licensing arrangements, subscription revenue, and other revenue for which revenue recognition criteria has not been met.

Deferred net revenue
Deferred net revenue as of June 30, 2024 and March 31, 2024 consisted of (in millions):

	As of June 30, 2024	As of March 31, 2024
Deferred net revenue (online-enabled games)	$1,412	$1,814
Deferred net revenue (other)	54	59
Deferred net revenue (noncurrent)	78	85
Total deferred net revenue	$1,544	$1,958
During the three months ended June 30, 2024 and 2023, we recognized $1,119 million and $1,124 million of revenue, respectively, that were included in the deferred net revenue balance at the beginning of the period.
Remaining Performance Obligations
As of June 30, 2024, revenue allocated to remaining performance obligations consists of our deferred revenue balance of $1,544 million and amounts to be invoiced in future periods of $25 million, of which $18 million are expected to be recognized over the next 12 months, and the remainder thereafter. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue.

(10) INCOME TAXES
The provision for income taxes for the three months ended June 30, 2024 is based on our projected annual effective tax rate for fiscal year 2025, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three months ended June 30, 2024 was 29 percent, as compared to 28 percent for the same period in fiscal year 2024. The increase in effective tax rate year-over-year is primarily due to a partial release of valuation allowance in the prior year.

We are subject to income tax examinations in various jurisdictions with respect to fiscal years after 2013. The timing and potential resolution of income tax examinations is highly uncertain. The gross unrecognized tax benefits as of June 30, 2024 were $830 million.

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
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of June 30, 2024	As of March 31, 2024
Senior Notes:
4.80% Senior Notes due 2026	$400	$400
1.85% Senior Notes due 2031	750	750
2.95% Senior Notes due 2051	750	750
Total principal amount	$1,900	$1,900
Unaccreted discount	(5)	(5)
Unamortized debt issuance costs	(13)	(13)
Net carrying value of Senior Notes	$1,882	$1,882

Fair value of Senior Notes (Level 2)	$1,496	$1,515
As of June 30, 2024, the remaining life of the 2026 Notes, 2031 Notes and 2051 Notes is approximately 1.7 years, 6.6 years, and 26.6 years, respectively.
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

The Credit Facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a debt to EBITDA ratio. As of June 30, 2024, we were in compliance with the debt to EBITDA ratio.
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
As of June 30, 2024, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for the three months ended June 30, 2024 and 2023 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,
	2024	2023
Amortization of debt issuance costs	$(1)	$(1)
Coupon interest expense	(14)	(14)
Total interest expense	$(15)	$(15)

(12) COMMITMENTS AND CONTINGENCIES
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
The following table summarizes our minimum contractual obligations as of June 30, 2024 (in millions):

		Fiscal Years Ending March 31,
		2025
		(Remaining
	Total	nine mos.)	2026	2027	2028	2029	2030	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,889	$323	$443	$468	$215	$210	$134	$96
Marketing commitments	1,253	146	271	274	199	112	143	108
Senior Notes interest	711	35	54	36	36	36	36	478
Operating lease imputed interest	39	7	8	6	5	4	3	6
Operating leases not yet commenced (a)	97	5	8	8	8	8	8	52
Other purchase obligations	402	172	162	53	11	3	1	—
Total unrecognized commitments	4,391	688	946	845	474	373	325	740

Recognized commitments
Senior Notes principal and interest	1,920	20	400	—	—	—	—	1,500
Operating leases	303	49	55	43	31	20	21	84
Transition Tax and other taxes	13	6	7	—	—	—	—	—
Total recognized commitments	2,236	75	462	43	31	20	21	1,584

Total Commitments	$6,627	$763	$1,408	$888	$505	$393	$346	$2,324
(a)As of June 30, 2024, we have entered into an office lease that is expected to commence in fiscal year 2025, with aggregate future lease payments of approximately $97 million and a lease term of 12 years.
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of June 30, 2024; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to the amounts included in the table above, as of June 30, 2024, we had a net liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $518 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
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
There were no ESPP shares issued during the three months ended June 30, 2024 and 2023. There were an insignificant number of stock options granted during the three months ended June 30, 2024 and 2023.

The assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Three Months Ended June 30,
	2024	2023
Risk-free interest rate	4.5%	4.4%
Expected volatility	23 - 43%	25 - 59%
Weighted-average volatility	31%	39%
Expected dividends	None	None

Stock Options
The following table summarizes our stock option activity for the three months ended June 30, 2024:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2024	12	$64.00
Granted	1	128.18
Exercised	(2)	86.43
Forfeited, cancelled or expired	(1)	58.76
Outstanding as of June 30, 2024	10	$63.91	3.80	$1
Vested and expected to vest	10	$63.91	3.80	$1
Exercisable as of June 30, 2024	10	$63.91	3.80	$1
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of June 30, 2024, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Units
The following table summarizes our restricted stock units activity for the three months ended June 30, 2024:

	Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2024	7,480	$128.31
Granted	3,856	137.01
Vested	(2,204)	130.65
Forfeited or cancelled	(135)	129.29
Outstanding as of June 30, 2024	8,997	$131.45
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

The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the three months ended June 30, 2024:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2024	836	$129.60
Granted	763	137.53
Vested	(277)	133.67
Forfeited or cancelled	(318)	129.29
Outstanding as of June 30, 2024	1,004	$134.60
Market-Based Restricted Stock Units
Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the market-based restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be issued at vesting for these awards are based on our total stockholder return (“TSR”) relative to the performance of either companies in the Nasdaq-100 or the S&P 500 Index over a three-year period (“Relative TSR”). Payout with respect to the Relative TSR component ranges from zero to 200 percent of the target number of Relative TSR units granted. Market-based restricted stock units granted in fiscal year 2025 also vest based on absolute TSR performance measured against pre-established goals over a three-year period (“Absolute TSR”). Payout with respect to the Absolute TSR component ranges from zero to 75 percent of the target number of units underlying the base award (which is comprised of Performance-Based Restricted Stock Units and Relative TSR units).

We amortize the fair values of market-based restricted stock units over the requisite service period.
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the three months ended June 30, 2024:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2024	354	$168.53
Granted	381	80.91
Vested	(25)	173.25
Forfeited or cancelled	(73)	173.25
Outstanding as of June 30, 2024	637	$115.43
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,
	2024	2023
Cost of revenue	$4	$2
Research and development	101	93
Marketing and sales	12	11
General and administrative	26	24
Stock-based compensation expense	$143	$130
During the three months ended June 30, 2024 and June 30, 2023, we recognized $20 million and $29 million, respectively, of deferred income tax benefit related to our stock-based compensation expense.

As of June 30, 2024, our total unrecognized compensation cost related to stock options, restricted stock units, market-based restricted stock units, and performance-based restricted stock units was $1,191 million and is expected to be recognized over a weighted-average service period of 2.1 years. Of the $1,191 million of unrecognized compensation cost, $1,094 million relates to restricted stock units, $71 million relates to performance-based restricted stock units, $26 million relates to market-based restricted stock units.
Stock Repurchase Program
In August 2022, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. This program was terminated on May 8, 2024.
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

The following table summarizes total shares repurchased during the three months ended June 30, 2024 and 2023:

	August 2022 Program		May 2024 Program		Total
(In millions)	Shares	Amount(a)	Shares	Amount(a)	Shares	Amount
Three months ended June 30, 2024	1.2	$152	1.6	$223	2.8	$375
Three months ended June 30, 2023	2.6	$325	—	$—	2.6	$325
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

	Three Months Ended June 30,
(In millions, except per share amounts)	2024	2023
Net income	$280	$402
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	266	272
Dilutive potential common shares related to stock award plans	2	2
Weighted-average common stock outstanding — diluted	268	274
Earnings per share:
Basic	$1.05	$1.48
Diluted	$1.04	$1.47
Certain restricted stock units, market-based restricted stock units and performance-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. For both the three months ended June 30, 2024 and 2023, one million such shares were excluded.

(15) SEGMENT AND REVENUE INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Our CODM currently reviews total company operating results to assess overall performance and allocate resources. As of June 30, 2024, we have only one reportable segment, which represents our only operating segment.
Information about our total net revenue by timing of recognition for the three months ended June 30, 2024 and 2023 is presented below (in millions):

	Three Months Ended June 30,
	2024	2023
Net revenue by timing of recognition
Revenue recognized at a point in time	$371	$546
Revenue recognized over time	1,289	1,378
Net revenue	$1,660	$1,924
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
Revenue recognized over time includes service revenue allocated to the future update rights and the online hosting performance obligations. This also includes online-hosted services such as our Ultimate Team game mode, revenue allocated to the future update rights from licensing of software to third-parties, subscription services, and revenue recognized from third parties that publish games and services under a license to certain of our intellectual property assets.
Information about our total net revenue by composition for the three months ended June 30, 2024 and 2023 is presented below (in millions):

	Three Months Ended June 30,
	2024	2023
Net revenue by composition
Full game downloads	$190	$301
Packaged goods	60	142
Full game	250	443

Live services and other	1,410	1,481
Net revenue	$1,660	$1,924
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

Information about our total net revenue by platform for the three months ended June 30, 2024 and 2023 is presented below (in millions):

	Three Months Ended June 30,
	2024	2023
Platform net revenue
Console	$1,005	$1,167
PC and other	365	451
Mobile	290	306
Net revenue	$1,660	$1,924
Information about our operations in North America and internationally for the three months ended June 30, 2024 and 2023 is presented below (in millions):

	Three Months Ended June 30,
	2024	2023
Net revenue from unaffiliated customers
North America	$616	$807
International	1,044	1,117
Net revenue	$1,660	$1,924

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of June 29, 2024, the related condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three-month period ended June 29, 2024 and July 1, 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of March 30, 2024, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 22, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 30, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
August 2, 2024

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We use words such as “anticipate”, “believe”, “expect”, “intend”, “estimate”, “plan”, “predict”, “seek”, “goal”, “will”, “may”, “likely”, “should”, “could”, “continue”, “potential” (and the negative of any of these terms), “future” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, projections of markets relevant to our business, uncertain events and assumptions and other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements consist of, among other things, statements related to our business, operations and financial results, industry prospects, our future financial performance, and our business plans and objectives, and may include certain assumptions that underlie the forward-looking statements. These forward-looking statements are not guarantees of future performance and reflect management’s current expectations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that might cause or contribute to such differences include those discussed in Part II, Item 1A of this Quarterly Report under the heading “Risk Factors”, as well as in other documents we have filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2024. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended June 30, 2024, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 as filed with the SEC on May 22, 2024 and in other documents we have filed with the SEC.
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

Financial Results
Our key financial results for our fiscal quarter ended June 30, 2024 were as follows:
•Total net revenue was $1,660 million, down 14 percent year-over-year.
•Live services and other net revenue was $1,410 million, down 5 percent year-over-year.
•Gross margin was 84.2 percent, up 3 percentage points year-over-year.
•Operating expenses were $1,033 million, up 2 percent year-over-year.
•Operating income was $364 million, down 33 percent year-over-year.
•Net income was $280 million with diluted earnings per share of $1.04.
•Net cash provided by operating activities was $120 million, down 67 percent year-over-year.
•Total cash, cash equivalents and short-term investments were $2,766 million.
•We repurchased 2.8 million shares of our common stock for $375 million.
•We paid cash dividends of $50 million during the quarter ended June 30, 2024.
Trends in Our Business
Live Services Business. We offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our full games and free-to-play games. Our net revenue attributable to live services and other was $5,476 million, $5,544 million, and $5,195 million for the trailing twelve months ended June 30, 2024, 2023, and 2022, respectively, and we expect that live services net revenue will continue to be material to our business. Within live services and other, net revenue attributable to extra content was $4,421 million, $4,342 million, and $4,056 million for the trailing twelve months ended June 30, 2024, 2023, and 2022, respectively. Extra content net revenue has increased as more players engage with our games and services, and purchase additional content designed to provide value to players and extend and enhance gameplay. Our most popular live services are the extra content purchased for the Ultimate Team mode associated with our sports franchises, that allows players to collect current and former professional players in order to build and compete as a personalized team, and extra content purchased for our Apex Legends franchise. Live services net revenue generated from extra content purchased within the Ultimate Team mode associated with our sports franchises, a substantial portion of which is derived from Ultimate Team within our global football franchise and from our Apex Legends franchise, is material to our business.
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
The following is a calculation of our total net bookings for the periods presented:

	Three Months Ended June 30,
(In millions)	2024	2023
Total net revenue	$1,660	$1,924
Change in deferred net revenue (online-enabled games)	(398)	(346)
Net bookings	$1,262	$1,578
Net bookings were $1,262 million for the three months ended June 30, 2024 primarily driven by sales related to EA SPORTS FC 24, Apex Legends, EA SPORTS FC Mobile, EA SPORTS FC Online, and EA SPORTS Madden NFL 24. Net bookings decreased $316 million, or 20 percent, as compared to the three months ended June 30, 2023, primarily due to the prior year release of Star Wars Jedi: Survivor, a year-over-year decrease in sales related to our global football franchise, and decreased sales of extra content for Apex Legends, partially offset by increased sales of extra content for our EA SPORTS Madden NFL franchise. Live services and other net bookings were $1,094 million for the three months ended June 30, 2024, and decreased $83 million, or 7 percent, as compared to the three months ended June 30, 2023. The decrease in live services and other net bookings was primarily due to a year-over-year decrease in extra content sales for Ultimate Team within our global football franchise and decreased sales of extra content for Apex Legends, partially offset by an increase in extra content sales for Madden Ultimate Team. Full game net bookings were $168 million for the three months ended June 30, 2024, and decreased $233 million, or 58 percent, as compared to the three months ended June 30, 2023 primarily due to the prior year release of Star Wars Jedi: Survivor.

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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2025 contains 52 weeks and ends on March 29, 2025. Our results of operations for the fiscal year ended March 31, 2024 contained 52 weeks and ended on March 30, 2024. Our results of operations for the three months ended June 30, 2024 contained 13 weeks and ended on June 29, 2024. Our results of operations for the three months ended June 30, 2023 contained 13 weeks and ended on July 1, 2023. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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

Net Revenue Quarterly Analysis
Net Revenue
Net revenue for the three months ended June 30, 2024 was $1,660 million, primarily driven by sales related to EA SPORTS FC 24, Apex Legends, EA SPORTS Madden NFL 24, and EA SPORTS FC Mobile. Net revenue for the three months ended June 30, 2024 decreased $264 million as compared to the three months ended June 30, 2023. This decrease was driven by a $368 million decrease in net revenue primarily due to the prior year release of Star Wars Jedi: Survivor, and decreased sales of extra content for Apex Legends, partially offset by a $104 million increase in net revenue primarily driven by sales of extra content for Ultimate Team within our global football franchise.

Net Revenue by Composition
Our net revenue by composition for the three months ended June 30, 2024 and 2023 was as follows (in millions):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Net revenue:
Full game downloads	$190	$301	$(111)	(37)%
Packaged goods	60	142	(82)	(58)%
Full game	$250	$443	$(193)	(44)%

Live services and other	$1,410	$1,481	$(71)	(5)%
Total net revenue	$1,660	$1,924	$(264)	(14)%
Full Game Net Revenue
Full game net revenue includes full game downloads and packaged goods. Full game downloads primarily includes revenue from digital sales of full games on console, PC, and certain licensing revenue. Packaged goods primarily includes revenue from software that is sold physically through traditional channels such as brick and mortar retailers.
For the three months ended June 30, 2024, full game net revenue was $250 million, primarily driven by EA SPORTS FC 24, EA SPORTS F1 24, and EA SPORTS Madden NFL 24. Full game net revenue for the three months ended June 30, 2024 decreased $193 million, or 44 percent, as compared to the three months ended June 30, 2023, primarily driven by the prior year release of Star Wars Jedi: Survivor.

Live Services and Other Net Revenue
Live services and other net revenue primarily includes revenue from sales of extra content for console, PC, and mobile games, certain licensing revenue, subscriptions, and advertising.
For the three months ended June 30, 2024, live services and other net revenue was $1,410 million, primarily driven by sales of extra content for EA SPORTS FC 24, Apex Legends, EA SPORTS Madden NFL 24, and EA SPORTS FC Mobile. Live services and other net revenue for the three months ended June 30, 2024 decreased $71 million, or 5 percent, as compared to the three months ended June 30, 2023. This decrease was primarily driven by decreased sales of extra content for Apex Legends, partially offset by an increase in net revenue primarily driven by sales of extra content for Ultimate Team within our global football franchise.

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

Cost of revenue for the three months ended June 30, 2024 and 2023 was as follows (in millions):

June 30, 2024	% of Net Revenue	June 30, 2023	% of Net Revenue	% Change	Change as a % of Net Revenue
$263	16%	$368	19%	(29)%	(3)%
Cost of Revenue
Cost of revenue decreased by $105 million during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease was primarily due to a decrease in royalty costs associated with our global football franchise and the mix of sales from royalty bearing titles, a decrease in inventory costs from the prior year release of Star Wars Jedi: Survivor, and a decrease in platform and online hosting fees.

Cost of revenue as a percentage of total net revenue decreased by 3 percent during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. This decrease was primarily due to a decrease in royalty costs associated with our global football franchise and the mix of sales from royalty bearing titles, and a decrease in platform and online hosting fees, partially offset by a decrease in revenue from digital sales.
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
Research and development expenses for the three months ended June 30, 2024 and 2023 were as follows (in millions):

	June 30, 2024	% of Net Revenue	June 30, 2023	% of Net Revenue	$ Change	% Change
Three months ended	$629	38%	$596	31%	$33	6%
Research and development expenses increased by $33 million, or 6 percent, during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. This increase was primarily due to a $22 million increase in personnel-related costs primarily due to an increase in continued investment in our studios and an increase in variable compensation and related expenses, and an $8 million increase in stock-based compensation, partially offset by a $7 million decrease in studio related contracted services.
Marketing and Sales
Marketing and sales expenses consist of advertising, marketing and promotional expenses, personnel-related costs, and related overhead costs, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three months ended June 30, 2024 and 2023 were as follows (in millions):

	June 30, 2024	% of Net Revenue	June 30, 2023	% of Net Revenue	$ Change	% Change
Three months ended	$205	12%	$229	12%	$(24)	(10)%
Marketing and sales expenses decreased by $24 million, or 10 percent, during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. This decrease was primarily due to a decrease in advertising and promotional spending related to the prior year release of Star Wars Jedi: Survivor, partially offset by an increase in advertising and promotional spending related to our global football franchise.
General and Administrative

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology (“IT”), related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three months ended June 30, 2024 and 2023 were as follows (in millions):

	June 30, 2024	% of Net Revenue	June 30, 2023	% of Net Revenue	$ Change	% Change
Three months ended	$180	11%	$163	8%	$17	10%
General and administrative expenses increased by $17 million, or 10 percent, during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. This increase was primarily due to an increase in personnel-related costs, including an increase in variable compensation and related expenses.

Income Taxes
Provision for income taxes for the three months ended June 30, 2024 and 2023 were as follows (in millions):

	June 30, 2024	Effective Tax Rate	June 30, 2023	Effective Tax Rate
Three months ended	$114	29%	$154	28%
The provision for income taxes for the three months ended June 30, 2024 is based on our projected annual effective tax rate for fiscal year 2025, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three months ended June 30, 2024 was 29 percent, compared to 28 percent for the same period in fiscal year 2024. The increase in effective tax rate year-over-year is primarily due to a partial release of valuation allowance in the prior year.

The European Union and other countries, including Switzerland, have enacted, or have committed to enact global minimum taxes, commonly referred to as Pillar II, as proposed by the Organization for Economic Cooperation and Development (“OECD”), effective with our fiscal year 2025. Tax law changes from Pillar II in the relevant countries where we operate did not have an impact on our tax provision for the three months ended June 30, 2024. We will continue to monitor proposed and enacted legislation for potential tax impact in future periods.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of June 30, 2024	As of March 31, 2024	Increase/(Decrease)
Cash and cash equivalents	$2,400	$2,900	$(500)
Short-term investments	366	362	4
Total	$2,766	$3,262	$(496)
Percentage of total assets	22%	24%

	Three Months Ended June 30,
(In millions)	2024	2023	Change
Net cash provided by operating activities	$120	$359	$(239)
Net cash used in investing activities	(69)	(44)	(25)
Net cash used in financing activities	(546)	(482)	(64)
Effect of foreign exchange on cash and cash equivalents	(5)	2	(7)
Net increase (decrease) in cash and cash equivalents	$(500)	$(165)	$(335)
Changes in Cash Flow
Operating Activities. Net cash provided by operating activities decreased by $239 million during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily driven by lower cash collections, partially offset by lower marketing and advertising payments and lower cash payments for royalties.

Investing Activities. Net cash used in investing activities increased by $25 million during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily driven by a $22 million increase in capital expenditures.
Financing Activities. Net cash used in financing activities increased by $64 million during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to a $50 million increase in common stock repurchases and a $16 million increase in cash paid to taxing authorities in connection with withholding taxes for stock-based compensation.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of June 30, 2024, our short-term investments had net unrealized losses of less than $1 million or less than 1 percent of total short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.
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
Credit Facility
On March 22, 2023, we entered into a $500 million unsecured revolving credit facility (the "Credit Facility") with a syndicate of banks. The Credit Facility terminates on March 22, 2028 unless the maturity is extended in accordance with its terms. As of June 30, 2024, no amounts were outstanding. The Credit Facility contains an option to arrange with existing lenders and/or new lenders to provide up to an aggregate of $500 million in additional commitments for revolving loans. Proceeds of loans made under the Credit Facility may be used for general corporate purposes. See Note 11 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our Credit Facility, which is incorporated by reference into this Item 2.
Financial Condition
Our material cash requirements, including commitments for capital expenditure, as of June 30, 2024 are set forth in our Note 12 — Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q, which is incorporated by reference into this Item 2. We expect capital expenditures to be approximately $200 million in fiscal year 2025 primarily due to investments in hardware, software, and real estate. We believe that our cash, cash equivalents, short-term investments, cash generated from operations and available financing facilities will be sufficient to meet these material cash requirements, which include licensing intellectual property from professional sports organizations and players associations used in our EA SPORTS titles (e.g., EA SPORTS FC, NFL Properties LLC, NFL Players Association and NFL Players Inc.) and third-party content and celebrities (e.g., Disney Interactive), debt repayment obligations of $1.9 billion, and to fund our operating requirements for the next 12 months and beyond. Our operating requirements include working capital requirements, capital expenditures, our stock repurchase program, quarterly cash dividend, which is currently $0.19 per share, subject to declaration by our Board of Directors or a designated Committee of the Board of Directors, and potentially, future acquisitions or strategic investments. We may choose at any time to raise additional capital to repay debt, strengthen our financial position, facilitate expansion, repurchase our stock, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.

During the three months ended June 30, 2024, we returned $425 million to stockholders through our capital return programs, repurchasing 2.8 million shares for approximately $375 million and returning $50 million through our quarterly cash dividend program.

Our foreign subsidiaries are generally subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of June 30, 2024, approximately $1,053 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.
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
As of June 30, 2024, we did not have any off-balance sheet arrangements.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of June 30, 2024, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $219 million or $439 million, respectively. As of June 30, 2024, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses in the Condensed Consolidated Statements of Operations on our foreign currency forward contracts used in balance sheet hedging of $72 million or $143 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in the same manner and actual results may differ materially. See Note 4 — Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.

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
As of June 30, 2024, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with changes in fair value, including unrealized gains and unrealized losses not related to credit losses, reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.
Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Changes in interest rates affect the fair value of our short-term investment portfolio. To provide a meaningful assessment of the interest rate risk associated with our short-term investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio assuming a 150 basis point parallel shift in the yield curve. As of June 30, 2024, a hypothetical 150 basis point increase in interest rates would have resulted in a $4 million, or 1 percent decrease in the fair market value of our short-term investments.

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
Changes in internal control over financial reporting
There has been no change in our internal controls over financial reporting identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that occurred during the fiscal quarter ended June 30, 2024 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
Our business depends on our ability to attract, train, motivate and retain executive, technical, creative, marketing and other talent that are essential to the development, marketing and support of our products and services. The market for highly-skilled workers and leaders in our industry is extremely competitive, particularly in the geographic locations in which many of our key talent are located. We also engage with talent through contracted services. In addition, our leading position within the interactive entertainment industry makes us a prime target for recruiting our executives, as well as key creative and technical talent. If we cannot successfully recruit, train, motivate, attract and retain qualified talent, develop and maintain a healthy culture, or replace key talent following their departure, our reputation, brand and culture may be negatively impacted and our business will be impaired. Our global workforce is primarily non-unionized, but we have unions and works councils outside of the United States. In the United States, there has been an increase in prominence in certain sectors of workers exercising their right to form or join a union. If significant employee populations were to unionize or if we experience labor disruptions, we could experience operational changes that may materially impact our business.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In August 2022, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. This program was terminated on May 8, 2024.
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

The following table summarizes the number of shares repurchased during the three months ended June 30, 2024:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
March 31, 2024 - April 27, 2024	785,497	$129.33	785,497	$553
April 28, 2024 - May 25, 2024	907,090	$128.19	907,090	$4,935
May 26, 2024 - June 29, 2024	1,153,733	$136.22	1,153,733	$4,777
	2,846,320	$131.76	2,846,320

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Rule 10b5-1 Plans

During the three months ended June 30, 2024, the following EA directors and/or officers entered into trading plans intended to satisfy the requirements of Rule 10b5-1(c) of the Exchange Act as part of managing their EA equity holdings (“10b5-1 Plan”).

•On May 29, 2024, Mala Singh, EA’s Chief People Officer, adopted a 10b5-1 Plan. Up to an aggregate 18,384 shares of our common stock may be sold under this plan with sales occurring periodically from the estimated selling start date of August 28, 2024 through July 31, 2025.

•On May 29, 2024, Jacob J. Schatz, EA’s EVP of Global Affairs, Chief Legal Officer and Corporate Secretary, adopted a 10b5-1 Plan. Up to an aggregate 18,000 shares of our common stock may be sold under this plan with sales occurring periodically from the estimated selling start date of August 28, 2024 through July 31, 2025.

Item 6.Exhibits

The exhibits listed in the accompanying index to exhibits on Page 53 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2024
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	000-17948	8/13/2021

3.2	Amended and Restated Bylaws	8-K	000-17948	8/15/2022

10.1*	Electronic Arts Inc. Executive Bonus Plan				X

10.2**	Addendum to Xbox Console Publisher License Agreement, effective as of July 1, 2024, between Microsoft Corporation, Electronic Arts Inc. and EA Swiss Sàrl				X

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH†	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

†    Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 are the following formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows, and (6) Notes to Condensed Consolidated Financial Statements.
*     Management contract or compensatory plan or arrangement.
**     Certain portions of this exhibit have been redacted pursuant to SEC rules regarding confidential treatment.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Stuart Canfield
DATED:	Stuart Canfield
August 2, 2024	EVP and Chief Financial Officer (Duly Authorized Officer)