Form 10-Q
period 2024-09-30
ELECTRONIC ARTS INC.
filed 2024-11-01
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
As of October 30, 2024, there were 262,272,821 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	September 30, 2024	March 31, 2024 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,197	$2,900
Short-term investments	366	362
Receivables, net	1,012	565
Other current assets	397	420
Total current assets	3,972	4,247
Property and equipment, net	578	578
Goodwill	5,381	5,379
Acquisition-related intangibles, net	346	400
Deferred income taxes, net	2,431	2,380
Other assets	428	436
TOTAL ASSETS	$13,136	$13,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued, and other current liabilities	$1,312	$1,276
Deferred net revenue (online-enabled games)	1,475	1,814
Total current liabilities	2,787	3,090
Senior notes, net	1,883	1,882
Income tax obligations	552	497
Other liabilities	506	438
Total liabilities	5,728	5,907
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 263 and 266 shares issued and outstanding, respectively	3	3
Additional paid-in capital	—	—
Retained earnings	7,520	7,582
Accumulated other comprehensive income (loss)	(115)	(72)
Total stockholders’ equity	7,408	7,513
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,136	$13,420

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Net revenue	$2,025	$1,914	$3,685	$3,838
Cost of revenue	456	456	719	824
Gross profit	1,569	1,458	2,966	3,014
Operating expenses:
Research and development	648	602	1,277	1,198
Marketing and sales	272	280	477	509
General and administrative	197	173	377	336
Amortization and impairment of intangibles	17	24	34	49
Restructuring (See Note 7)	51	2	53	3
Total operating expenses	1,185	1,081	2,218	2,095
Operating income	384	377	748	919
Interest and other income (expense), net	15	14	45	28
Income before provision for (benefits from) income taxes	399	391	793	947
Provision for (benefits from) income taxes	105	(8)	219	146
Net income	$294	$399	$574	$801
Earnings per share:
Basic	$1.11	$1.47	$2.17	$2.94
Diluted	$1.11	$1.47	$2.15	$2.93
Number of shares used in computation:
Basic	264	271	265	272
Diluted	266	272	267	273

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net income	$294	$399	$574	$801
Other comprehensive income (loss), net of tax:
Net gains (losses) on available-for-sale securities	1	—	1	—
Net gains (losses) on derivative instruments	(72)	56	(56)	41
Foreign currency translation adjustments	16	(15)	12	(8)
Total other comprehensive income (loss), net of tax	(55)	41	(43)	33
Total comprehensive income	$239	$440	$531	$834

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except share data in thousands)	Shares	Amount
Balances as of March 31, 2024	266,415	$3	$—	$7,582	$(72)	$7,513
Total comprehensive income	—	—	—	280	12	292
Stock-based compensation	—	—	143	—	—	143
Issuance of common stock	1,565	—	(121)	—	—	(121)
Common stock repurchases and excise tax	(2,847)	—	(22)	(355)	—	(377)
Cash dividends declared ($0.19 per common share)	—	—	—	(50)	—	(50)
Balances as of June 30, 2024	265,133	$3	$—	$7,457	$(60)	$7,400
Total comprehensive income	—	—	—	294	(55)	239
Stock-based compensation	—	—	174	—	—	174
Issuance of common stock	602	—	24	—	—	24
Common stock repurchases and excise tax	(2,587)	—	(198)	(180)	—	(378)
Cash dividends declared ($0.19 per common share)	—	—	—	(51)	—	(51)
Balances as of September 30, 2024	263,148	$3	$—	$7,520	$(115)	$7,408

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
(In millions, except share data in thousands)	Shares	Amount
Balances as of March 31, 2023	272,914	$3	$—	$7,357	$(67)	$7,293
Total comprehensive income	—	—	—	402	(8)	394
Stock-based compensation	—	—	130	—	—	130
Issuance of common stock	1,408	—	(105)	—	—	(105)
Common stock repurchases and excise tax	(2,574)	—	(25)	(301)	—	(326)
Cash dividends declared ($0.19 per common share)	—	—	—	(52)	—	(52)
Balances as of June 30, 2023	271,748	$3	$—	$7,406	$(75)	$7,334
Total comprehensive income	—	—	—	399	41	440
Stock-based compensation	—	—	155	—	—	155
Issuance of common stock	673	—	25	—	—	25
Common stock repurchases and excise tax	(2,581)	—	(180)	(148)	—	(328)
Cash dividends declared ($0.19 per common share)	—	—	—	(51)	—	(51)
Balances as of September 30, 2023	269,840	$3	$—	$7,606	$(34)	$7,575

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six Months Ended September 30,
(In millions)	2024	2023
OPERATING ACTIVITIES
Net income	$574	$801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and impairment	202	173
Stock-based compensation	317	285
Change in assets and liabilities:
Receivables, net	(447)	(367)
Other assets	(20)	74
Accounts payable, accrued, and other liabilities	117	(200)
Deferred income taxes, net	(50)	108
Deferred net revenue (online-enabled games)	(339)	(403)
Net cash provided by operating activities	354	471
INVESTING ACTIVITIES
Capital expenditures	(117)	(96)
Proceeds from maturities and sales of short-term investments	239	302
Purchase of short-term investments	(237)	(313)
Net cash used in investing activities	(115)	(107)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	42	40
Cash dividends paid	(101)	(103)
Cash paid to taxing authorities for shares withheld from employees	(139)	(120)
Common stock repurchases	(750)	(650)
Net cash used in financing activities	(948)	(833)
Effect of foreign exchange on cash and cash equivalents	6	(9)
Increase (decrease) in cash and cash equivalents	(703)	(478)
Beginning cash and cash equivalents	2,900	2,424
Ending cash and cash equivalents	$2,197	$1,946
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$209	$56
Cash paid during the period for interest	28	28

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Electronic Arts is a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and services that can be experienced on game consoles, PCs, mobile phones and tablets. At our core is a portfolio of intellectual property from which we create innovative games and experiences that deliver high-quality entertainment and drive engagement across our network of hundreds of millions of unique active accounts. Our portfolio includes brands that we either wholly own (such as Apex Legends, Battlefield, and The Sims) or license from others (such as the licenses within EA SPORTS FC and EA SPORTS Madden NFL). Through our live services offerings, we offer high-quality experiences designed to provide value to players, and extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our full games. We are focusing on building games and experiences that grow the global online communities around our key franchises; deepening engagement through connecting interactive storytelling to key intellectual property; and building re-occurring revenue from scaling our live services and growth in our annualized sports titles, our console, PC and mobile catalog titles.
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2025 contains 52 weeks and ends on March 29, 2025. Our results of operations for the fiscal year ended March 31, 2024 contained 52 weeks and ended on March 30, 2024. Our results of operations for the three and six months ended September 30, 2024 contained 13 weeks and 26 weeks, respectively, and ended on September 28, 2024. Our results of operations for the three and six months ended September 30, 2023 contained 13 weeks and 26 weeks and ended on September 30, 2023. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2024 and March 31, 2024, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of September 30, 2024	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$61	$61	$—	$—	Cash equivalents
Money market funds	535	535	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	140	—	140	—	Short-term investments
U.S. Treasury securities	91	91	—	—	Short-term investments and cash equivalents
U.S. agency securities	4	—	4	—	Short-term investments
Commercial paper	78	—	78	—	Short-term investments and cash equivalents
Foreign government securities	5	—	5	—	Short-term investments
Asset-backed securities	43	—	43	—	Short-term investments
Certificates of deposit	19	—	19	—	Short-term investments
Foreign currency derivatives	16	—	16	—	Other current assets and other assets
Deferred compensation plan assets (a)	35	35	—	—	Other assets
Total assets at fair value	$1,027	$722	$305	$—
Liabilities
Foreign currency derivatives	$73	$—	$73	$—	Accounts payable, accrued, and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	36	36	—	—	Other liabilities
Total liabilities at fair value	$109	$36	$73	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2024	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$58	$58	$—	$—	Cash equivalents
Money market funds	1,038	1,038	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	130	—	130	—	Short-term investments
U.S. Treasury securities	95	95	—	—	Short-term investments
U.S. agency securities	9	—	9	—	Short-term investments
Commercial paper	74	—	74	—	Short-term investments and cash equivalents
Foreign government securities	8	—	8	—	Short-term investments
Asset-backed securities	41	—	41	—	Short-term investments
Certificates of deposit	13	—	13	—	Short-term investments
Foreign currency derivatives	29	—	29	—	Other current assets and other assets
Deferred compensation plan assets (a)	30	30	—	—	Other assets
Total assets at fair value	$1,525	$1,221	$304	$—
Liabilities
Foreign currency derivatives	$20	$—	$20	$—	Accounts payable, accrued, and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	31	31	—	—	Other liabilities
Total liabilities at fair value	$51	$31	$20	$—

(a)The Deferred Compensation Plan consists of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, for additional information regarding our Deferred Compensation Plan.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of September 30, 2024 and March 31, 2024, our cash and cash equivalents were $2,197 million and $2,900 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.

Short-Term Investments
Short-term investments consisted of the following as of September 30, 2024 and March 31, 2024 (in millions):

	As of September 30, 2024				As of March 31, 2024
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$139	$1	$—	$140	$130	$—	$—	$130
U.S. Treasury securities	84	—	—	84	95	—	—	95
U.S. agency securities	4	—	—	4	9	—	—	9
Commercial paper	71	—	—	71	66	—	—	66
Foreign government securities	5	—	—	5	8	—	—	8
Asset-backed securities	43	—	—	43	41	—	—	41
Certificates of deposit	19	—	—	19	13	—	—	13
Short-term investments	$365	$1	$—	$366	$362	$—	$—	$362
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of September 30, 2024 and March 31, 2024 (in millions):

	As of September 30, 2024		As of March 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$264	$264	$231	$231
Due 1 year through 5 years	96	97	126	126
Due after 5 years	5	5	5	5
Short-term investments	$365	$366	$362	$362

(4) DERIVATIVE FINANCIAL INSTRUMENTS
Assets or liabilities associated with our derivative instruments and hedging activities are recorded at fair value in other current assets/other assets, or accounts payable, accrued, and other current liabilities/other liabilities, respectively, on our Condensed Consolidated Balance Sheets. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative instrument and whether it is designated and qualifies for hedge accounting.
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

Cash Flow Hedging Activities
Certain of our forward contracts are designated and qualify as cash flow hedges. To qualify for hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The derivative assets or liabilities associated with our hedging activities are recorded at fair value in other current assets/other assets, or accounts payable, accrued, and other current liabilities/other liabilities, respectively, on our Condensed Consolidated Balance Sheets. The gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The gains or losses resulting from changes in the fair value of these hedges are subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Condensed Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to net revenue or research and development expenses, in our Condensed Consolidated Statements of Operations.
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of September 30, 2024			As of March 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$305	$5	$—	$413	$1	$4
Forward contracts to sell	$1,929	$2	$59	$2,329	$24	$11
The effects of cash flow hedge accounting in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2024 and 2023 are as follows (in millions):

	Three Months Ended September 30,				Six Months Ended September 30,
	2024		2023		2024		2023
	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$2,025	$648	$1,914	$602	$3,685	$1,277	$3,838	$1,198
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$(2)	$(1)	$11	$(2)	$5	$(3)	$41	$(7)
Balance Sheet Hedging Activities
Our foreign currency forward contracts that are not designated as hedging instruments are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or accounts payable, accrued, and other current liabilities on our Condensed Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses in the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income (expense), net, in our Condensed Consolidated Statements of Operations.

Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of September 30, 2024			As of March 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$670	$9	$—	$452	$—	$5
Forward contracts to sell	$977	$—	$14	$419	$4	$—
The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2024 and 2023 was as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
	Interest and other income (expense), net
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$15	$14	$45	$28
Gains (losses) on foreign currency forward contracts not designated as hedging instruments	$(3)	$13	$3	$16

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended September 30, 2024 and 2023 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of June 30, 2024	$—	$26	$(86)	$(60)
Other comprehensive income (loss) before reclassifications	1	(75)	16	(58)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3	—	3
Total other comprehensive income (loss), net of tax	1	(72)	16	(55)
Balances as of September 30, 2024	$1	$(46)	$(70)	$(115)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of June 30, 2023	$(1)	$(2)	$(72)	$(75)
Other comprehensive income (loss) before reclassifications	—	65	(15)	50
Amounts reclassified from accumulated other comprehensive income (loss)	—	(9)	—	(9)
Total other comprehensive income (loss), net of tax	—	56	(15)	41
Balances as of September 30, 2023	$(1)	$54	$(87)	$(34)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended September 30, 2024 and 2023 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2024	$—	$10	$(82)	$(72)
Other comprehensive income (loss) before reclassifications	1	(54)	12	(41)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2)	—	(2)
Total other comprehensive income (loss), net of tax	1	(56)	12	(43)
Balances as of September 30, 2024	$1	$(46)	$(70)	$(115)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2023	$(1)	$13	$(79)	$(67)
Other comprehensive income (loss) before reclassifications	—	75	(8)	67
Amounts reclassified from accumulated other comprehensive income (loss)	—	(34)	—	(34)
Total other comprehensive income (loss), net of tax	—	41	(8)	33
Balances as of September 30, 2023	$(1)	$54	$(87)	$(34)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and six months ended September 30, 2024 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended September 30, 2024	Six Months Ended September 30, 2024
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$2	$(5)
Research and development	1	3
Total net (gain) loss reclassified, net of tax	$3	$(2)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and six months ended September 30, 2023 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended September 30, 2023	Six Months Ended September 30, 2023
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$(11)	$(41)
Research and development	2	7
Total net (gain) loss reclassified, net of tax	$(9)	$(34)

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the six months ended September 30, 2024 are as follows (in millions):

	As of March 31, 2024	Activity	Effects of Foreign Currency Translation	As of September 30, 2024
Goodwill	$5,747	$—	$2	$5,749
Accumulated impairment	(368)	—	—	(368)
Total	$5,379	$—	$2	$5,381
Acquisition-related intangibles consisted of the following (in millions):

	As of September 30, 2024			As of March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$1,025	$(852)	$173	$1,025	$(821)	$204
Trade names and trademarks	502	(329)	173	502	(306)	196
Registered user base and other intangibles	56	(56)	—	56	(56)	—
Total	$1,583	$(1,237)	$346	$1,583	$(1,183)	$400
Amortization of intangibles for the three and six months ended September 30, 2024 and 2023 are classified in the Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$10	$15	$20	$31
Operating expenses	17	24	34	49
Total	$27	$39	$54	$80
During the three and six months ended September 30, 2024 and 2023, there were no impairment charges recorded for acquisition-related intangible assets.
Acquisition-related intangible assets are generally amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, currently ranging from 2 to 7 years. As of September 30, 2024 and March 31, 2024, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 3.6 years and 4.1 years, respectively.
As of September 30, 2024, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Condensed Consolidated Statements of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2025 (remaining six months)	$53
2026	102
2027	83
2028	80
2029	28
Total	$346

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

As of September 30, 2024, we expect the actions associated with this plan to be substantially completed by March 31, 2025.
Since the inception of the 2024 Restructuring Plan through September 30, 2024, we have incurred net charges of $119 million.
Restructuring activities under this plan as of September 30, 2024 were as follows (in millions):

	Licensor Commitments (a)	Workforce (a)	Office Space Reductions	Total
Charges to operations	$30	$29	$2	$61
Charges settled in cash	(17)	(5)	—	(22)
Impairment and other charges	(13)	—	(2)	(15)
Liability as of March 31, 2024	$—	$24	$—	$24
Charges (credits) to operations	5	(2)	55	58
Charges settled in cash	—	(22)	—	(22)
Impairment and other charges	(5)	—	(55)	(60)
Liability as of September 30, 2024	$—	$—	$—	$—
(a) Charges are recorded within Restructuring in the Condensed Consolidated Statement of Operations.
Of the $57 million in charges associated with office space reductions to date under the 2024 Restructuring Plan, $50 million is recorded within Restructuring during the six months ended September 30, 2024, as it is related to impairments of right-of-use assets and associated property, plant, and equipment for certain operating leases, and $7 million is recorded within General and administrative expenses in the Condensed Consolidated Statement of Operations.

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
During the three and six months ended September 30, 2024 and 2023, we did not recognize any material losses or impairment charges on royalty-based commitments.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of September 30, 2024	As of March 31, 2024
Other current assets	$89	$98
Other assets	17	24
Royalty-related assets	$106	$122

At any given time, depending on the timing of our payments to our content licensors, independent software developers, co-publishing, and/or distribution affiliates, we classify any recognized unpaid royalty amounts due to these parties as accrued liabilities. The current and long-term portions of accrued royalties, included in accounts payable, accrued, and other current liabilities and other liabilities, consisted of (in millions):

	As of September 30, 2024	As of March 31, 2024
Accounts payable, accrued, and other current liabilities	$207	$189
Other liabilities	52	20
Royalty-related liabilities	$259	$209
As of September 30, 2024, we were committed to pay approximately $1,760 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 12 for further information on our developer and licensor commitments.

(9) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of September 30, 2024 and March 31, 2024 consisted of (in millions):

	As of September 30, 2024	As of March 31, 2024
Computer, equipment and software	$1,001	$965
Buildings	378	376
Leasehold improvements	220	190
Equipment, furniture and fixtures, and other	104	92
Land	67	67
Construction in progress	31	47
	1,801	1,737
Less: accumulated depreciation	(1,223)	(1,159)
Property and equipment, net	$578	$578
Depreciation expense associated with property and equipment was $51 million and $102 million for the three and six months ended September 30, 2024, respectively.
Depreciation expense associated with property and equipment was $49 million and $98 million for the three and six months ended September 30, 2023, respectively.

Accounts Payable, Accrued, and Other Current Liabilities
Accounts payable, accrued, and other current liabilities as of September 30, 2024 and March 31, 2024 consisted of (in millions):

	As of September 30, 2024	As of March 31, 2024
Accounts payable	$171	$110
Accrued compensation and benefits	360	476
Accrued royalties	207	189
Deferred net revenue (other)	79	59
Operating lease liabilities	69	66
Other accrued expenses	349	286
Sales returns and price protection reserves	77	90
Accounts payable, accrued, and other current liabilities	$1,312	$1,276
Deferred net revenue (other) includes the deferral of licensing arrangements, subscription revenue, and other revenue for which revenue recognition criteria has not been met.
Deferred net revenue
Deferred net revenue as of September 30, 2024 and March 31, 2024 consisted of (in millions):

	As of September 30, 2024	As of March 31, 2024
Deferred net revenue (online-enabled games)	$1,475	$1,814
Deferred net revenue (other)	79	59
Deferred net revenue (noncurrent)	81	85
Total deferred net revenue	$1,635	$1,958
During the six months ended September 30, 2024 and 2023, we recognized $1,710 million and $1,762 million of revenue, respectively, that were included in the deferred net revenue balance at the beginning of the period.
Remaining Performance Obligations
As of September 30, 2024, revenue allocated to remaining performance obligations consists of our deferred revenue balance of $1,635 million and amounts to be invoiced in future periods of $33 million, of which $24 million are expected to be recognized as revenue over the next 12 months, and the remainder thereafter. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue.
(10) INCOME TAXES
The provision for income taxes for the three and six months ended September 30, 2024 is based on our projected annual effective tax rate for fiscal year 2025, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three and six months ended September 30, 2024 was 26 percent and 28 percent, respectively, as compared to negative 2 percent and 15 percent for the same periods in prior year. Our effective tax rate for the three months ended September 30, 2023 included one-time tax benefits related to the remeasurement of our Swiss deferred tax assets due to the change in statutory tax rate as well as the R&D capitalization guidance issued by the U.S. Treasury in that period. Excluding these one-time tax benefits, our effective tax rate for the three and six months ended September 30, 2023 would have been 25 percent and 27 percent, respectively.

We are subject to income tax examinations in various jurisdictions with respect to fiscal years after 2013. The timing and potential resolution of income tax examinations is highly uncertain.

While we continue to measure our uncertain tax positions, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued. For example, in the period ended June 30,

2020, the decision of the Ninth Circuit Court of Appeals in Altera Corp. v Commissioner (“the Altera opinion”) resulted in a partial decrease of our unrecognized tax benefits. A complete resolution and settlement of the matters underlying the Altera opinion may result in an additional reduction of our gross unrecognized tax benefits. However, it is uncertain whether a complete resolution and settlement of such matters would also result in resolution of all related and unrelated U.S. positions for all applicable years. Therefore, it is not possible to provide a range of potential outcomes associated with a reversal of our gross unrecognized tax benefits. We expect changes in unrecognized tax benefits unrelated to the Altera opinion which may occur within the next twelve months to be insignificant.

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
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of September 30, 2024	As of March 31, 2024
Senior Notes:
4.80% Senior Notes due 2026	$400	$400
1.85% Senior Notes due 2031	750	750
2.95% Senior Notes due 2051	750	750
Total principal amount	$1,900	$1,900
Unaccreted discount	(5)	(5)
Unamortized debt issuance costs	(12)	(13)
Net carrying value of Senior Notes	$1,883	$1,882

Fair value of Senior Notes (Level 2)	$1,569	$1,515
As of September 30, 2024, the remaining life of the 2026 Notes, 2031 Notes and 2051 Notes is approximately 1.4 years, 6.4 years, and 26.4 years, respectively.
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

The Credit Facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a debt to EBITDA ratio. As of September 30, 2024, we were in compliance with the debt to EBITDA ratio.
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
As of September 30, 2024, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for the three and six months ended September 30, 2024 and 2023 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Amortization of debt issuance costs	$—	$—	$(1)	$(1)
Coupon interest expense	(14)	(14)	(28)	(28)
Total interest expense	$(14)	$(14)	$(29)	$(29)

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
The following table summarizes our minimum contractual obligations as of September 30, 2024 (in millions):

		Fiscal Years Ending March 31,
		2025
		(Remaining
	Total	six mos.)	2026	2027	2028	2029	2030	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,760	$188	$407	$481	$225	$218	$140	$101
Marketing commitments	1,265	82	291	295	211	122	149	115
Senior Notes interest	698	22	54	36	36	36	36	478
Operating lease imputed interest	55	6	10	9	7	6	5	12
Operating leases not yet commenced (a)	12	—	—	1	1	1	1	8
Other purchase obligations	420	119	191	71	22	12	5	—
Total unrecognized commitments	4,210	417	953	893	502	395	336	714

Recognized commitments
Senior Notes principal and interest	1,906	6	400	—	—	—	—	1,500
Operating leases	336	36	58	46	33	23	25	115
Transition Tax and other taxes	7	—	7	—	—	—	—	—
Total recognized commitments	2,249	42	465	46	33	23	25	1,615

Total Commitments	$6,459	$459	$1,418	$939	$535	$418	$361	$2,329
(a)As of September 30, 2024, we have entered into an office lease that is expected to commence in fiscal year 2026, with aggregate future lease payments of approximately $12 million and a lease term of 10 years.
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of September 30, 2024; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to the amounts included in the table above, as of September 30, 2024, we had a net liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $552 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
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
There were an insignificant number of stock options granted during the three and six months ended September 30, 2024 and 2023.
The assumptions used in the Black-Scholes valuation model to estimate the value of our ESPP purchase rights were as follows:

	Three Months Ended September 30,
	2024	2023
Risk-free interest rate	4.5 - 5.0%	5.4 - 5.5%
Expected volatility	21 - 22%	23 - 24%
Weighted-average volatility	21%	24%
Expected term	6 - 12 months	6 - 12 months
Expected dividends	0.6%	0.8%

Stock Options
The following table summarizes our stock option activity for the six months ended September 30, 2024:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2024	12	$64.00
Granted	2	137.55
Exercised	(4)	88.68
Forfeited, cancelled or expired	(1)	58.76
Outstanding as of September 30, 2024	9	$65.81	3.88	$1
Vested and expected to vest	9	$65.81	3.88	$1
Exercisable as of September 30, 2024	9	$65.81	3.88	$1
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of September 30, 2024, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Units
The following table summarizes our restricted stock units activity for the six months ended September 30, 2024:

	Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2024	7,480	$128.31
Granted	4,173	137.78
Vested	(2,585)	129.89
Forfeited or cancelled	(250)	130.26
Outstanding as of September 30, 2024	8,818	$132.28
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

The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the six months ended September 30, 2024:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2024	836	$129.60
Granted	763	137.53
Vested	(277)	133.67
Forfeited or cancelled	(318)	129.29
Outstanding as of September 30, 2024	1,004	$134.60
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
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the six months ended September 30, 2024:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2024	354	$168.53
Granted	381	80.91
Vested	(25)	173.25
Forfeited or cancelled	(73)	173.25
Outstanding as of September 30, 2024	637	$115.43
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$4	$2	$8	$4
Research and development	122	113	223	206
Marketing and sales	16	13	28	24
General and administrative	32	27	58	51
Stock-based compensation expense	$174	$155	$317	$285
During the three and six months ended September 30, 2024, we recognized $22 million and $42 million, respectively, of deferred income tax benefit related to our stock-based compensation expense. During the three and six months ended September 30, 2023, we recognized $21 million and $50 million, respectively, of deferred income tax benefit related to our stock-based compensation expense.

As of September 30, 2024, our total unrecognized compensation cost related to stock options, restricted stock units, market-based restricted stock units, and performance-based restricted stock units was $1,047 million and is expected to be recognized over a weighted-average service period of 2.0 years. Of the $1,047 million of unrecognized compensation cost, $973 million relates to restricted stock units, $52 million relates to performance-based restricted stock units, $22 million relates to market-based restricted stock units.
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

The following table summarizes total shares repurchased during the three and six months ended September 30, 2024 and 2023:

	August 2022 Program		May 2024 Program		Total
(In millions)	Shares	Amount(a)	Shares	Amount(a)	Shares	Amount
Three months ended September 30, 2024	—	$—	2.6	$375	2.6	$375
Six months ended September 30, 2024	1.2	$152	$4.2	$598	5.4	$750
Three months ended September 30, 2023	2.6	$325	—	$—	2.6	$325
Six months ended September 30, 2023	5.2	$650	—	$—	5.2	$650
(a)Amount excludes excise taxes. Accrued excise taxes are included in accounts payable, accrued, and other current liabilities and additional paid-in capital on the Condensed Consolidated Balance Sheets.

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

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Net income	$294	$399	$574	$801
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	264	271	265	272
Dilutive potential common shares related to stock award plans	2	1	2	1
Weighted-average common stock outstanding — diluted	266	272	267	273
Earnings per share:
Basic	$1.11	$1.47	$2.17	$2.94
Diluted	$1.11	$1.47	$2.15	$2.93
Certain restricted stock units, market-based restricted stock units and performance-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. For both the three and six months ended September 30, 2024 and 2023, one million such shares were excluded.

(15) SEGMENT AND REVENUE INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Our CODM currently reviews total company operating results to assess overall performance and allocate resources. As of September 30, 2024, we have only one reportable segment, which represents our only operating segment.
Information about our total net revenue by timing of recognition for the three and six months ended September 30, 2024 and 2023 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net revenue by timing of recognition
Revenue recognized at a point in time	$918	$755	$1,289	$1,301
Revenue recognized over time	1,107	1,159	2,396	2,537
Net revenue	$2,025	$1,914	$3,685	$3,838
Generally, performance obligations that are recognized upfront upon transfer of control are classified as revenue recognized at a point in time, while performance obligations that are recognized over either the period in which we offer to provide future update rights and/or online hosting for the game and related extra content sold (“Estimated Offering Period”), contractual term or subscription period as the services are provided are classified as revenue recognized over time.
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

Information about our total net revenue by composition for the three and six months ended September 30, 2024 and 2023 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net revenue by composition
Full game downloads	$475	$346	$665	$647
Packaged goods	241	275	301	417
Full game	716	621	966	1,064

Live services and other	1,309	1,293	2,719	2,774
Net revenue	$2,025	$1,914	$3,685	$3,838
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
Information about our total net revenue by platform for the three and six months ended September 30, 2024 and 2023 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Platform net revenue
Console	$1,374	$1,187	$2,379	$2,354
PC and other	364	423	729	874
Mobile	287	304	577	610
Net revenue	$2,025	$1,914	$3,685	$3,838
Information about our operations in North America and internationally for the three and six months ended September 30, 2024 and 2023 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net revenue from unaffiliated customers
North America	$899	$747	$1,515	$1,554
International	1,126	1,167	2,170	2,284
Net revenue	$2,025	$1,914	$3,685	$3,838

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of September 28, 2024, the related condensed consolidated statements of operations, comprehensive income, and changes in stockholders’ equity for the three-month and six-month periods ended September 28, 2024 and September 30, 2023, and cash flows for the six-month periods ended September 28, 2024 and September 30, 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
November 1, 2024

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

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended September 30, 2024, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 as filed with the SEC on May 22, 2024 and in other documents we have filed with the SEC.
About Electronic Arts
Electronic Arts is a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and services that can be experienced on game consoles, PCs, mobile phones and tablets. At our core is a portfolio of intellectual property from which we create innovative games and experiences that deliver high-quality entertainment and drive engagement across our network of hundreds of millions of unique active accounts. Our portfolio includes brands that we either wholly own (such as Apex Legends, Battlefield, and The Sims) or license from others (such as the licenses within EA SPORTS FC and EA SPORTS Madden NFL). Through our live services offerings, we offer high-quality experiences designed to provide value to players, and extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our full games. We are focusing on building games and experiences that grow the global online communities around our key franchises; deepening engagement through connecting interactive storytelling to key intellectual property; and building re-occurring revenue from scaling our live services and growth in our annualized sports titles, our console, PC and mobile catalog titles.

Financial Results
Our key financial results for our fiscal quarter ended September 30, 2024 were as follows:
•Total net revenue was $2,025 million, up 6 percent year-over-year.
•Live services and other net revenue was $1,309 million, up 1 percent year-over-year.
•Gross margin was 77.5 percent, up 1 percentage point year-over-year.
•Operating expenses were $1,185 million, up 10 percent year-over-year.
•Operating income was $384 million, up 2 percent year-over-year.
•Net income was $294 million with diluted earnings per share of $1.11.
•Net cash provided by operating activities was $234 million, up 109 percent year-over-year.
•Total cash, cash equivalents and short-term investments were $2,563 million.
•We repurchased 2.6 million shares of our common stock for $375 million.
•We paid cash dividends of $51 million during the quarter ended September 30, 2024.
Trends in Our Business
Live Services Business. We offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our full games and free-to-play games. Our net revenue attributable to live services and other was $5,492 million, $5,535 million, and $5,288 million for the trailing twelve months ended September 30, 2024, 2023, and 2022, respectively, and we expect that live services net revenue will continue to be material to our business. Within live services and other, net revenue attributable to extra content was $4,393 million, $4,374 million, and $4,140 million for the trailing twelve months ended September 30, 2024, 2023, and 2022, respectively. Extra content net revenue has increased as more players engage with our games and services, and purchase additional content designed to provide value to players and extend and enhance gameplay. Our most popular live services are the extra content purchased for the Ultimate Team mode associated with our sports franchises, that allows players to collect current and former professional players in order to build and compete as a personalized team, and extra content purchased for our Apex Legends franchise. Live services net revenue generated from extra content purchased within the Ultimate Team mode associated with our sports franchises, a substantial portion of which is derived from Ultimate Team within our global football franchise and from our Apex Legends franchise, is material to our business.
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

Concentration of Sales Among the Most Popular Games. In our industry, we see a large portion of games sales concentrated on the most popular titles. Similarly, a significant portion of our revenue has been derived from games based on a few popular titles, such as EA SPORTS FC, EA SPORTS College Football, EA SPORTS Madden NFL, Apex Legends, Battlefield, and The Sims. In particular, we have historically derived a significant portion of our net revenue from our global football franchise, the annualized version of which is consistently one of the best-selling games in the marketplace. We transitioned our global football franchise to a new EA SPORTS FC brand in the second quarter of fiscal 2024. Our continued vision for the future of EA SPORTS FC is to create and innovate across platforms, geographies, and business models to expand our global football experiences and entertain even more fans around the world.

Re-occurring Revenue Sources. Our business model includes revenue that we deem re-occurring in nature, such as revenue from our live services, annualized sports titles (e.g., EA SPORTS FC, EA SPORTS Madden NFL), and our console, PC and mobile catalog titles (i.e., titles that did not launch in the current fiscal year). We have been able to forecast revenue from these areas of our business with greater relative confidence than for new games, services and business models. As we continue to incorporate new business models and modalities of play into our games, our goal is to continue to look for opportunities to expand the re-occurring portion of our business.

Free-to-Play and Free-to-Enter Games. We offer games in some of our largest franchises, including Apex Legends, The Sims 4, and the PC and mobile version of EA SPORTS FC, through a business model that allows consumers to access games with no-upfront cost. These games are then monetized through a live service associated with the game, particularly extra content sales. These business models are dominant in the mobile gaming industry and are becoming increasingly accepted in the online PC and console market. We expect to continue offering games through these business models across console, PC and mobile and expect extra content revenue generated through these business models to continue to be an important part of our business.

Restructuring. In February 2024, our Board of Directors approved a restructuring plan (the “2024 Restructuring Plan”) focused on aligning our portfolio, investments, and resources in support of our strategic priorities and growth initiatives. This plan reflects actions driven by portfolio rationalization, including costs associated with licensor commitments, as well as reductions in real estate and headcount. As of September 30, 2024, we expect the actions associated with this plan to be substantially completed by March 31, 2025.
Net Bookings. In order to improve transparency into our business, we disclose an operating performance metric, net bookings. Net bookings is defined as the net amount of products and services sold digitally or sold-in physically in the period. Net bookings is calculated by adding total net revenue to the change in deferred net revenue for online-enabled games.
The following is a calculation of our total net bookings for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2024	2023	2024	2023
Total net revenue	$2,025	$1,914	$3,685	$3,838
Change in deferred net revenue (online-enabled games)	54	(94)	(344)	(440)
Net bookings	$2,079	$1,820	$3,341	$3,398
Net bookings were $2,079 million for the three months ended September 30, 2024 primarily driven by sales related to our global football franchise, and our American football franchises (which includes EA SPORTS College Football and EA SPORTS Madden NFL). Net bookings increased $259 million, or 14 percent, as compared to the three months ended September 30, 2023, primarily from our American football franchises, driven by the release of EA SPORTS College Football 25, partially offset by decreased sales of extra content for Apex Legends. Live services and other net bookings were $1,247 million for the three months ended September 30, 2024, and increased $118 million, or 10 percent, as compared to the three months ended September 30, 2023. The increase in live services and other net bookings was primarily driven by sales of extra content from Ultimate Team within our American football and global football franchises, partially offset by decreased sales of extra content for Apex Legends. Full game net bookings were $832 million for the three months ended September 30, 2024, and increased $141 million, or 20 percent, as compared to the three months ended September 30, 2023 primarily from our American football franchises driven by the release of EA SPORTS College Football 25, partially offset by legacy FIFA titles within our global football franchise.

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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2025 contains 52 weeks and ends on March 29, 2025. Our results of operations for the fiscal year ended March 31, 2024 contained 52 weeks and ended on March 30, 2024. Our results of operations for the three and six months ended September 30, 2024 contained 13 weeks and 26 weeks, respectively, and ended on September 28, 2024. Our results of operations for the three and six months ended September 30, 2023 contained 13 weeks and 26 weeks, respectively, and ended on September 30, 2023. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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

Net Revenue Quarterly Analysis
Net Revenue
Net revenue for the three months ended September 30, 2024 was $2,025 million, primarily driven by sales related to our global football and American football franchises, and Apex Legends. Net revenue for the three months ended September 30, 2024 increased $111 million as compared to the three months ended September 30, 2023. This increase was due to a $301 million increase in net revenue primarily from our American football franchises driven by the release of EA SPORTS College Football 25, partially offset by a $190 million decrease in net revenue primarily driven by decreased sales of extra content for Apex Legends, and the prior year release of Star Wars Jedi: Survivor.

Net Revenue by Composition
Our net revenue by composition for the three months ended September 30, 2024 and 2023 was as follows (in millions):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Net revenue:
Full game downloads	$475	$346	$129	37%
Packaged goods	241	275	(34)	(12)%
Full game	$716	$621	$95	15%

Live services and other	$1,309	$1,293	$16	1%
Total net revenue	$2,025	$1,914	$111	6%
Full Game Net Revenue
Full game net revenue includes full game downloads and packaged goods. Full game downloads primarily includes revenue from digital sales of full games on console, PC, and certain licensing revenue. Packaged goods primarily includes revenue from software that is sold physically through traditional channels such as brick and mortar retailers.
For the three months ended September 30, 2024, full game net revenue was $716 million, primarily driven by the releases of EA SPORTS FC 25, EA SPORTS College Football 25, and EA SPORTS Madden NFL 25. Full game net revenue for the three months ended September 30, 2024 increased $95 million, or 15 percent, as compared to the three months ended September 30, 2023, primarily due to our American football franchises driven by EA SPORTS College Football 25, partially offset by a decrease in net revenue from legacy FIFA titles within our global football franchise, and the prior year release of Star Wars Jedi: Survivor.

Live Services and Other Net Revenue
Live services and other net revenue primarily includes revenue from sales of extra content for console, PC, and mobile games, certain licensing revenue, subscriptions, and advertising.
For the three months ended September 30, 2024, live services and other net revenue was $1,309 million, primarily driven by sales of extra content for our global football franchise, Apex Legends, and The Sims 4. Live services and other net revenue for the three months ended September 30, 2024 increased $16 million, or 1 percent, as compared to the three months ended September 30, 2023. This increase was primarily due to sales of extra content from our American football and global football franchises, partially offset by decreased sales of extra content for Apex Legends.

Net Revenue Year-to-Date Analysis
Net Revenue
Net revenue for the six months ended September 30, 2024 was $3,685 million, primarily driven by sales related to our global football and American football franchises, and Apex Legends. Net revenue for the six months ended September 30, 2024 decreased $153 million as compared to the six months ended September 30, 2023. This decrease was driven by a $509 million decrease in net revenue primarily due to the prior year release of Star Wars Jedi: Survivor and decreased sales of extra content for Apex Legends, partially offset by a $356 million increase in net revenue primarily from our American football franchises driven by the release of EA SPORTS College Football 25.

Net Revenue by Composition
Our net revenue by composition for the six months ended September 30, 2024 and 2023 was as follows (in millions):

	Six Months Ended September 30,
	2024	2023	$ Change	% Change
Net revenue:
Full game downloads	$665	$647	$18	3%
Packaged goods	301	417	(116)	(28)%
Full game	$966	$1,064	$(98)	(9)%

Live services and other	$2,719	$2,774	$(55)	(2)%
Total net revenue	$3,685	$3,838	$(153)	(4)%
Full Game Net Revenue
For the six months ended September 30, 2024, full game net revenue was $966 million, primarily driven by EA SPORTS FC 25, EA SPORTS College Football 25, EA SPORTS FC 24, and EA SPORTS Madden NFL 25. Full game net revenue for the six months ended September 30, 2024 decreased $98 million, or 9 percent, as compared to the six months ended September 30, 2023. This decrease was primarily driven by the prior year release of Star Wars Jedi: Survivor, and legacy FIFA titles within our global football franchise, partially offset by our American football franchises driven by the release of EA SPORTS College Football 25, and our EA SPORTS FC franchise.

Live Services and Other Net Revenue
For the six months ended September 30, 2024, live services and other net revenue was $2,719 million, primarily driven by sales of extra content for our global football franchise, Apex Legends, and our American football franchises. Live services and other net revenue for the six months ended September 30, 2024 decreased $55 million, or 2 percent, as compared to the six months ended September 30, 2023. This decrease was primarily driven by decreased sales of extra content for Apex Legends, partially offset by an increase in net revenue primarily driven by sales of extra content for Ultimate Team within our global football and American football franchises.

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

Cost of revenue for the three months ended September 30, 2024 and 2023 was as follows (in millions):

September 30, 2024	% of Net Revenue	September 30, 2023	% of Net Revenue	% Change	Change as a % of Net Revenue
$456	23%	$456	24%	—%	(1)%
Cost of Revenue
Cost of revenue remained flat during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to an increase in royalty costs due to the mix of sales from royalty bearing titles, offset by a decrease in platform and online hosting fees.

Cost of Revenue Year-to-Date Analysis
Cost of revenue for the six months ended September 30, 2024 and 2023 was as follows (in millions):

September 30, 2024	% of Net Revenue	September 30, 2023	% of Net Revenue	% Change	Change as a % of Net Revenue
$719	20%	$824	21%	(13)%	(1)%
Cost of Revenue
Cost of revenue decreased by $105 million during the six months ended September 30, 2024, as compared to the six months ended September 30, 2023. The decrease was primarily due to a decrease in royalty costs associated with our global football franchise and the mix of sales from royalty bearing titles, and a decrease in platform and online hosting fees.

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
Research and development expenses for the three and six months ended September 30, 2024 and 2023 were as follows (in millions):

	September 30, 2024	% of Net Revenue	September 30, 2023	% of Net Revenue	$ Change	% Change
Three months ended	$648	32%	$602	32%	$46	8%
Six months ended	$1,277	35%	$1,198	31%	$79	7%
Research and development expenses increased by $46 million, or 8 percent, during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This increase was primarily due to a $29 million increase in personnel-related costs primarily due to an increase in continued investment in our studios and an increase in variable compensation and related expenses, and a $9 million increase in stock-based compensation.
Research and development expenses increased by $79 million, or 7 percent, during the six months ended September 30, 2024, as compared to the six months ended September 30, 2023. This increase was primarily due to a $51 million increase in personnel-related costs primarily due to an increase in continued investment in our studios and an increase in variable compensation and related expenses, and a $17 million increase in stock-based compensation.

Marketing and Sales
Marketing and sales expenses consist of advertising, marketing and promotional expenses, personnel-related costs, and related overhead costs, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three and six months ended September 30, 2024 and 2023 were as follows (in millions):

	September 30, 2024	% of Net Revenue	September 30, 2023	% of Net Revenue	$ Change	% Change
Three months ended	$272	13%	$280	15%	$(8)	(3)%
Six months ended	$477	13%	$509	13%	$(32)	(6)%
Marketing and sales expenses decreased by $8 million, or 3 percent, during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This decrease was primarily due to a decrease in advertising and promotional spending related to the prior year release of Immortals of Aveum and the rebranding investments associated with the launch of EA SPORTS FC 24, partially offset by an increase in advertising and promotional spending related to the release of EA SPORTS College Football 25, and the upcoming release of Dragon Age: The Veilguard.
Marketing and sales expenses decreased by $32 million, or 6 percent, during the six months ended September 30, 2024, as compared to the six months ended September 30, 2023. This decrease was primarily due to a decrease in advertising and promotional spending related to the prior year releases of Star Wars Jedi: Survivor and Immortals of Aveum, partially offset by an increase in advertising and promotional spending related to EA SPORTS College Football 25, EA SPORTS FC Mobile, and the upcoming release of Dragon Age: The Veilguard.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology (“IT”), related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three and six months ended September 30, 2024 and 2023 were as follows (in millions):

	September 30, 2024	% of Net Revenue	September 30, 2023	% of Net Revenue	$ Change	% Change
Three months ended	$197	10%	$173	9%	$24	14%
Six months ended	$377	10%	$336	9%	$41	12%
General and administrative expenses increased by $24 million, or 14 percent, during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This increase was primarily due to a $8 million increase in personnel-related costs, including an increase in variable compensation and related expenses, a $6 million increase in contracted services and other, and a $5 million increase in stock-based compensation.
General and administrative expenses increased by $41 million, or 12 percent, during the six months ended September 30, 2024, as compared to the six months ended September 30, 2023. This increase was primarily due to a $17 million increase in personnel-related costs, including an increase in variable compensation and related expenses, a $7 million increase in stock-based compensation, and a $7 million increase in contracted services and other.

Income Taxes
Provision for (benefits from) income taxes for the three and six months ended September 30, 2024 and 2023 were as follows (in millions):

	September 30, 2024	Effective Tax Rate	September 30, 2023	Effective Tax Rate
Three months ended	$105	26%	$(8)	(2)%
Six months ended	$219	28%	$146	15%
The provision for income taxes for the three and six months ended September 30, 2024 is based on our projected annual effective tax rate for fiscal year 2025, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three and six months ended September 30, 2024 was 26 percent and 28 percent, respectively, as compared to negative 2 percent and 15 percent for the same periods in fiscal year 2024. Our effective tax rate for the three months ended September 30, 2023 included one-time tax benefits related to the remeasurement of our Swiss deferred tax assets due to the change in statutory tax rate as well as the R&D capitalization guidance issued by the U.S. Treasury in that period. Excluding these one-time tax benefits, our effective tax rate for the three and six months ended September 30, 2023 would have been 25 percent and 27 percent, respectively.

The European Union and other countries, including Switzerland, have enacted, or have committed to enact global minimum taxes, commonly referred to as Pillar II, as proposed by the Organization for Economic Cooperation and Development (“OECD”), effective with our fiscal year 2025. Tax law changes from Pillar II in the relevant countries where we operate did not have an impact on our tax provision for the three or six months ended September 30, 2024. We will continue to monitor proposed and enacted legislation for potential tax impact in future periods.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of September 30, 2024	As of March 31, 2024	Increase/(Decrease)
Cash and cash equivalents	$2,197	$2,900	$(703)
Short-term investments	366	362	4
Total	$2,563	$3,262	$(699)
Percentage of total assets	20%	24%

	Six Months Ended September 30,
(In millions)	2024	2023	Change
Net cash provided by operating activities	$354	$471	$(117)
Net cash used in investing activities	(115)	(107)	(8)
Net cash used in financing activities	(948)	(833)	(115)
Effect of foreign exchange on cash and cash equivalents	6	(9)	15
Net increase (decrease) in cash and cash equivalents	$(703)	$(478)	$(225)
Changes in Cash Flow
Operating Activities. Net cash provided by operating activities decreased by $117 million during the six months ended September 30, 2024, as compared to the six months ended September 30, 2023, primarily driven by higher cash payments for income taxes and lower cash collections, partially offset by lower cash payments for royalties and lower marketing and advertising payments.
Investing Activities. Net cash used in investing activities increased by $8 million during the six months ended September 30, 2024, as compared to the six months ended September 30, 2023, primarily driven by a $63 million decrease in proceeds from maturities and sales of short-term investments, and a $21 million increase in capital expenditures, partially offset by a $76 million decrease in the purchase of short-term investments.

Financing Activities. Net cash used in financing activities increased by $115 million during the six months ended September 30, 2024, as compared to the six months ended September 30, 2023, primarily due to a $100 million increase in common stock repurchases and a $19 million increase in cash paid to taxing authorities in connection with withholding taxes for stock-based compensation.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of September 30, 2024, our short-term investments had net unrealized gains of $1 million or less than 1 percent of total short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.
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
Credit Facility
On March 22, 2023, we entered into a $500 million unsecured revolving credit facility (the "Credit Facility") with a syndicate of banks. The Credit Facility terminates on March 22, 2028 unless the maturity is extended in accordance with its terms. As of September 30, 2024, no amounts were outstanding. The Credit Facility contains an option to arrange with existing lenders and/or new lenders to provide up to an aggregate of $500 million in additional commitments for revolving loans. Proceeds of loans made under the Credit Facility may be used for general corporate purposes. See Note 11 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our Credit Facility, which is incorporated by reference into this Item 2.
Financial Condition
Our material cash requirements, including commitments for capital expenditure, as of September 30, 2024 are set forth in our Note 12 — Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q, which is incorporated by reference into this Item 2. We expect capital expenditures to be approximately $225 million in fiscal year 2025 primarily due to investments in hardware, software, and real estate. We believe that our cash, cash equivalents, short-term investments, cash generated from operations and available financing facilities will be sufficient to meet these material cash requirements, which include licensing intellectual property from professional sports organizations and players associations used in our EA SPORTS titles (e.g., EA SPORTS FC, NFL Properties LLC, NFL Players Association and NFL Players Inc.) and third-party content and celebrities (e.g., Disney Interactive), debt repayment obligations of $1.9 billion, and to fund our operating requirements for the next 12 months and beyond. Our operating requirements include working capital requirements, capital expenditures, our capital return programs, and potentially, future acquisitions or strategic investments. We may choose at any time to raise additional capital to repay debt, strengthen our financial position, facilitate expansion, repurchase our stock, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.

During the six months ended September 30, 2024, we returned $851 million to stockholders through our capital return programs, repurchasing 5.4 million shares for approximately $750 million and returning $101 million through our quarterly cash dividend program.

Our foreign subsidiaries are generally subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of September 30, 2024, approximately $857 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.

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
As of September 30, 2024, we did not have any off-balance sheet arrangements.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of September 30, 2024, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $229 million or $457 million, respectively. As of September 30, 2024, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses in the Condensed Consolidated Statements of Operations on our foreign currency forward contracts used in balance sheet hedging of $156 million or $313 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in the same manner and actual results may differ materially. See Note 4 — Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.

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
As of September 30, 2024, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with changes in fair value, including unrealized gains and unrealized losses not related to credit losses, reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.
Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Changes in interest rates affect the fair value of our short-term investment portfolio. To provide a meaningful assessment of the interest rate risk associated with our short-term investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio assuming a 150 basis point parallel shift in the yield curve. As of September 30, 2024, a hypothetical 150 basis point increase in interest rates would have resulted in a $3 million, or 1 percent decrease in the fair market value of our short-term investments.

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
Changes in internal control over financial reporting
There has been no change in our internal controls over financial reporting identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that occurred during the fiscal quarter ended September 30, 2024 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
Our business model includes revenue that we deem re-occurring in nature, such as revenue from our live services, annualized sports titles (e.g., EA SPORTS FC, EA SPORTS Madden NFL), and our console, PC and mobile catalog titles (i.e., titles that did not launch in the current fiscal year). While we have been able to forecast the revenue from these areas of our business with greater relative confidence than for new games, services and business models, we cannot provide assurances that consumer demand will remain consistent, including in connection with circumstances outside of our control. Furthermore, we may cease to offer games and services that we previously had deemed to be re-occurring in nature. Any decline or fluctuation in the re-occurring portion of our business may have a negative impact on our financial and operating results.
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

The following table summarizes the number of shares repurchased during the three months ended September 30, 2024:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
June 30, 2024 - July 27, 2024	875,349	$142.14	875,349	$4,653
July 28, 2024 - August 24, 2024	784,928	$147.48	784,928	$4,537
August 25, 2024 - September 28, 2024	927,698	$145.14	927,698	$4,403
	2,587,975	$144.83	2,587,975

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Rule 10b5-1 Plans

During the three months ended September 30, 2024, the following EA directors and/or officers entered into trading plans intended to satisfy the requirements of Rule 10b5-1(c) of the Exchange Act as part of managing their EA equity holdings (“10b5-1 Plan”).

•On August 2, 2024, Laura Miele, EA’s President of EA Entertainment & Technology, adopted a 10b5-1 Plan. Up to an aggregate 30,000 shares of our common stock may be sold under this plan with sales occurring periodically from the estimated selling start date of November 1, 2024 through October 31, 2025.

•On August 6, 2024, Andrew Wilson, EA’s Chief Executive Officer, adopted a 10b5-1 Plan. Up to an aggregate 60,000 shares of our common stock may be sold under this plan with sales occurring periodically from the estimated selling start date of November 5, 2024 through October 31, 2025. Mr. Wilson’s 10b5-1 Plan also provides for the sale of an amount of shares of our common stock to be determined to satisfy tax withholding obligations arising from the vesting of EA equity awards in May 2025.

•On August 26, 2024, Stuart Canfield, EA’s Chief Financial Officer, adopted a 10b5-1 Plan. Up to an aggregate 4,000 shares of our common stock may be sold under this plan with sales occurring periodically from the estimated selling start date of December 26, 2024 through August 29, 2025.

Item 6.Exhibits

The exhibits listed in the accompanying index to exhibits on Page 57 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2024
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	000-17948	8/13/2021

3.2	Amended and Restated Bylaws	8-K	000-17948	8/15/2022

10.1*	Amended and Restated 2019 Equity Incentive Plan	8-K	000-17948	8/5/2024

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH†	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

†    Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 are the following formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows, and (6) Notes to Condensed Consolidated Financial Statements.
*     Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Stuart Canfield
DATED:	Stuart Canfield
November 1, 2024	EVP and Chief Financial Officer (Duly Authorized Officer)