Form 10-Q
period 2024-12-31
ELECTRONIC ARTS INC.
filed 2025-02-05
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
As of January 31, 2025, there were 260,617,594 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2024

PART I – FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	December 31, 2024	March 31, 2024 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,776	$2,900
Short-term investments	379	362
Receivables, net	742	565
Other current assets	375	420
Total current assets	4,272	4,247
Property and equipment, net	566	578
Goodwill	5,376	5,379
Acquisition-related intangibles, net	320	400
Deferred income taxes, net	2,467	2,380
Other assets	450	436
TOTAL ASSETS	$13,451	$13,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued, and other current liabilities	$1,298	$1,276
Deferred net revenue (online-enabled games)	1,806	1,814
Total current liabilities	3,104	3,090
Senior notes, net	1,883	1,882
Income tax obligations	573	497
Other liabilities	479	438
Total liabilities	6,039	5,907
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 262 and 266 shares issued and outstanding, respectively	3	3
Additional paid-in capital	—	—
Retained earnings	7,472	7,582
Accumulated other comprehensive income (loss)	(63)	(72)
Total stockholders’ equity	7,412	7,513
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,451	$13,420

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share data)	2024	2023	2024	2023
Net revenue	$1,883	$1,945	$5,568	$5,783
Cost of revenue	456	529	1,175	1,353
Gross profit	1,427	1,416	4,393	4,430
Operating expenses:
Research and development	606	584	1,883	1,782
Marketing and sales	251	276	728	785
General and administrative	176	170	553	506
Amortization and impairment of intangibles	16	21	50	70
Restructuring (See Note 7)	1	—	54	3
Total operating expenses	1,050	1,051	3,268	3,146
Operating income	377	365	1,125	1,284
Interest and other income (expense), net	28	17	73	45
Income before provision for income taxes	405	382	1,198	1,329
Provision for income taxes	112	92	331	238
Net income	$293	$290	$867	$1,091
Earnings per share:
Basic	$1.12	$1.08	$3.28	$4.03
Diluted	$1.11	$1.07	$3.26	$4.01
Number of shares used in computation:
Basic	262	269	264	271
Diluted	265	271	266	272

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2024	2023	2024	2023
Net income	$293	$290	$867	$1,091
Other comprehensive income (loss), net of tax:
Net gains (losses) on available-for-sale securities	(1)	1	—	1
Net gains (losses) on derivative instruments	90	(69)	34	(28)
Foreign currency translation adjustments	(37)	18	(25)	10
Total other comprehensive income (loss), net of tax	52	(50)	9	(17)
Total comprehensive income	$345	$240	$876	$1,074

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In millions, except share data in thousands)	Shares	Amount
Balances as of March 31, 2024	266,415	$3	$—	$7,582	$(72)	$7,513
Total comprehensive income	—	—	—	280	12	292
Stock-based compensation	—	—	143	—	—	143
Issuance of common stock	1,565	—	(121)	—	—	(121)
Common stock repurchases and excise tax	(2,847)	—	(22)	(355)	—	(377)
Cash dividends declared ($0.19 per common share)	—	—	—	(50)	—	(50)
Balances as of June 30, 2024	265,133	$3	$—	$7,457	$(60)	$7,400
Total comprehensive income	—	—	—	294	(55)	239
Stock-based compensation	—	—	174	—	—	174
Issuance of common stock	602	—	24	—	—	24
Common stock repurchases and excise tax	(2,587)	—	(198)	(180)	—	(378)
Cash dividends declared ($0.19 per common share)	—	—	—	(51)	—	(51)
Balances as of September 30, 2024	263,148	$3	$—	$7,520	$(115)	$7,408
Total comprehensive income	—	—	—	293	52	345
Stock-based compensation	—	—	163	—	—	163
Issuance of common stock	845	—	(77)	—	—	(77)
Common stock repurchases and excise tax	(2,445)	—	(86)	(291)	—	(377)
Cash dividends declared ($0.19 per common share)	—	—	—	(50)	—	(50)
Balances as of December 31, 2024	261,548	$3	$—	$7,472	$(63)	$7,412

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In millions, except share data in thousands)	Shares	Amount
Balances as of March 31, 2023	272,914	$3	$—	$7,357	$(67)	$7,293
Total comprehensive income	—	—	—	402	(8)	394
Stock-based compensation	—	—	130	—	—	130
Issuance of common stock	1,408	—	(105)	—	—	(105)
Common stock repurchases and excise tax	(2,574)	—	(25)	(301)	—	(326)
Cash dividends declared ($0.19 per common share)	—	—	—	(52)	—	(52)
Balances as of June 30, 2023	271,748	$3	$—	$7,406	$(75)	$7,334
Total comprehensive income	—	—	—	399	41	440
Stock-based compensation	—	—	155	—	—	155
Issuance of common stock	673	—	25	—	—	25
Common stock repurchases and excise tax	(2,581)	—	(180)	(148)	—	(328)
Cash dividends declared ($0.19 per common share)	—	—	—	(51)	—	(51)
Balances as of September 30, 2023	269,840	$3	$—	$7,606	$(34)	$7,575
Total comprehensive income	—	—	—	290	(50)	240
Stock-based compensation	—	—	151	—	—	151
Issuance of common stock	826	—	(55)	—	—	(55)
Common stock repurchases and excise tax	(2,474)	—	(96)	(231)	—	(327)
Cash dividends declared ($0.19 per common share)	—	—	—	(51)	—	(51)
Balances as of December 31, 2023	268,192	$3	$—	$7,614	$(84)	$7,533

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended December 31,
(In millions)	2024	2023
OPERATING ACTIVITIES
Net income	$867	$1,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and impairment	277	255
Stock-based compensation	480	436
Change in assets and liabilities:
Receivables, net	(179)	(184)
Other assets	21	186
Accounts payable, accrued, and other liabilities	161	(155)
Deferred income taxes, net	(89)	88
Deferred net revenue (online-enabled games)	(8)	18
Net cash provided by operating activities	1,530	1,735
INVESTING ACTIVITIES
Capital expenditures	(167)	(148)
Proceeds from maturities and sales of short-term investments	366	450
Purchase of short-term investments	(376)	(460)
Net cash used in investing activities	(177)	(158)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	43	43
Cash dividends paid	(151)	(154)
Cash paid to taxing authorities for shares withheld from employees	(211)	(178)
Common stock repurchases and excise taxes paid	(1,133)	(975)
Net cash used in financing activities	(1,452)	(1,264)
Effect of foreign exchange on cash and cash equivalents	(25)	5
Increase (decrease) in cash and cash equivalents	(124)	318
Beginning cash and cash equivalents	2,900	2,424
Ending cash and cash equivalents	$2,776	$2,742
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$333	$204
Cash paid during the period for interest	28	28
Non-cash investing activities:
Change in accrued capital expenditures	$(15)	$6

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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2025 contains 52 weeks and ends on March 29, 2025. Our results of operations for the fiscal year ended March 31, 2024 contained 52 weeks and ended on March 30, 2024. Our results of operations for the three and nine months ended December 31, 2024 contained 13 weeks and 39 weeks, respectively, and ended on December 28, 2024. Our results of operations for the three and nine months ended December 31, 2023 contained 13 weeks and 39 weeks and ended on December 30, 2023. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update expand annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This update is effective for our annual report for fiscal year 2025, and interim periods thereafter, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. The adoption of this ASU is not expected to have a material impact on our Consolidated Financial Statements and related disclosures.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional, disaggregated disclosure about certain income statement line items. This ASU is effective for our annual report for fiscal year 2028 and interim periods thereafter on a retrospective or prospective basis, with early adoption permitted. We are currently evaluating the timing of adoption and impact of this ASU on our Consolidated Financial Statements and related disclosures.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2024 and March 31, 2024, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of December 31, 2024	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$357	$357	$—	$—	Cash equivalents
Money market funds	448	448	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	136	—	136	—	Short-term investments and cash equivalents
U.S. Treasury securities	104	104	—	—	Short-term investments and cash equivalents
U.S. agency securities	3	—	3	—	Short-term investments
Commercial paper	76	—	76	—	Short-term investments and cash equivalents
Foreign government securities	8	—	8	—	Short-term investments
Asset-backed securities	46	—	46	—	Short-term investments
Certificates of deposit	15	—	15	—	Short-term investments
Foreign currency derivatives	76	—	76	—	Other current assets and other assets
Deferred compensation plan assets (a)	39	39	—	—	Other assets
Total assets at fair value	$1,308	$948	$360	$—
Liabilities
Foreign currency derivatives	$24	$—	$24	$—	Accounts payable, accrued, and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	39	39	—	—	Other liabilities
Total liabilities at fair value	$63	$39	$24	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2024	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$58	$58	$—	$—	Cash equivalents
Money market funds	1,038	1,038	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	130	—	130	—	Short-term investments
U.S. Treasury securities	95	95	—	—	Short-term investments
U.S. agency securities	9	—	9	—	Short-term investments
Commercial paper	74	—	74	—	Short-term investments and cash equivalents
Foreign government securities	8	—	8	—	Short-term investments
Asset-backed securities	41	—	41	—	Short-term investments
Certificates of deposit	13	—	13	—	Short-term investments
Foreign currency derivatives	29	—	29	—	Other current assets and other assets
Deferred compensation plan assets (a)	30	30	—	—	Other assets
Total assets at fair value	$1,525	$1,221	$304	$—
Liabilities
Foreign currency derivatives	$20	$—	$20	$—	Accounts payable, accrued, and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	31	31	—	—	Other liabilities
Total liabilities at fair value	$51	$31	$20	$—

(a)The Deferred Compensation Plan consists of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, for additional information regarding our Deferred Compensation Plan.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of December 31, 2024 and March 31, 2024, our cash and cash equivalents were $2,776 million and $2,900 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.

Short-Term Investments
Short-term investments consisted of the following as of December 31, 2024 and March 31, 2024 (in millions):

	As of December 31, 2024				As of March 31, 2024
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$135	$—	$—	$135	$130	$—	$—	$130
U.S. Treasury securities	99	—	—	99	95	—	—	95
U.S. agency securities	3	—	—	3	9	—	—	9
Commercial paper	73	—	—	73	66	—	—	66
Foreign government securities	8	—	—	8	8	—	—	8
Asset-backed securities	46	—	—	46	41	—	—	41
Certificates of deposit	15	—	—	15	13	—	—	13
Short-term investments	$379	$—	$—	$379	$362	$—	$—	$362
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of December 31, 2024 and March 31, 2024 (in millions):

	As of December 31, 2024		As of March 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$258	$258	$231	$231
Due 1 year through 5 years	118	118	126	126
Due after 5 years	3	3	5	5
Short-term investments	$379	$379	$362	$362

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of December 31, 2024			As of March 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$357	$—	$17	$413	$1	$4
Forward contracts to sell	$1,674	$66	$1	$2,329	$24	$11
The effects of cash flow hedge accounting in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2024 and 2023 are as follows (in millions):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2024		2023		2024		2023
	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,883	$606	$1,945	$584	$5,568	$1,883	$5,783	$1,782
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$1	$(2)	$13	$(2)	$6	$(5)	$54	$(9)
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

Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of December 31, 2024			As of March 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$684	$—	$6	$452	$—	$5
Forward contracts to sell	$888	$10	$—	$419	$4	$—
The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2024 and 2023 was as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
	Interest and other income (expense), net
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$28	$17	$73	$45
Gains (losses) on foreign currency forward contracts not designated as hedging instruments	$40	$(11)	$44	$5

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended December 31, 2024 and 2023 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of September 30, 2024	$1	$(46)	$(70)	$(115)
Other comprehensive income (loss) before reclassifications	(1)	89	(37)	51
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	—	1
Total other comprehensive income (loss), net of tax	(1)	90	(37)	52
Balances as of December 31, 2024	$—	$44	$(107)	$(63)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of September 30, 2023	$(1)	$54	$(87)	$(34)
Other comprehensive income (loss) before reclassifications	1	(58)	18	(39)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(11)	—	(11)
Total other comprehensive income (loss), net of tax	1	(69)	18	(50)
Balances as of December 31, 2023	$—	$(15)	$(69)	$(84)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended December 31, 2024 and 2023 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2024	$—	$10	$(82)	$(72)
Other comprehensive income (loss) before reclassifications	—	35	(25)	10
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Total other comprehensive income (loss), net of tax	—	34	(25)	9
Balances as of December 31, 2024	$—	$44	$(107)	$(63)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2023	$(1)	$13	$(79)	$(67)
Other comprehensive income (loss) before reclassifications	1	17	10	28
Amounts reclassified from accumulated other comprehensive income (loss)	—	(45)	—	(45)
Total other comprehensive income (loss), net of tax	1	(28)	10	(17)
Balances as of December 31, 2023	$—	$(15)	$(69)	$(84)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and nine months ended December 31, 2024 and 2023 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
	Three Months Ended December 31,		Nine Months Ended December 31,
Statement of Operations Classification	2024	2023	2024	2023
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$(1)	$(13)	$(6)	$(54)
Research and development	2	2	5	9
Total net (gain) loss reclassified, net of tax	$1	$(11)	$(1)	$(45)

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the nine months ended December 31, 2024 are as follows (in millions):

	As of March 31, 2024	Activity	Effects of Foreign Currency Translation	As of December 31, 2024
Goodwill	$5,747	$—	$(3)	$5,744
Accumulated impairment	(368)	—	—	(368)
Total	$5,379	$—	$(3)	$5,376
Acquisition-related intangibles consisted of the following (in millions):

	As of December 31, 2024			As of March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$1,025	$(867)	$158	$1,025	$(821)	$204
Trade names and trademarks	502	(340)	162	502	(306)	196
Registered user base and other intangibles	56	(56)	—	56	(56)	—
Total	$1,583	$(1,263)	$320	$1,583	$(1,183)	$400
Amortization of intangibles for the three and nine months ended December 31, 2024 and 2023 are classified in the Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Cost of revenue	$10	$16	$30	$47
Operating expenses	16	21	50	70
Total	$26	$37	$80	$117
During the three and nine months ended December 31, 2024 and 2023, there were no impairment charges recorded for acquisition-related intangible assets.
Acquisition-related intangible assets are generally amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, currently ranging from 2 to 7 years. As of December 31, 2024 and March 31, 2024, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 3.4 years and 4.1 years, respectively.
As of December 31, 2024, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Condensed Consolidated Statements of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2025 (remaining three months)	$27
2026	102
2027	83
2028	80
2029	28
Total	$320

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

As of December 31, 2024, we expect the actions associated with this plan to be substantially completed by March 31, 2025.
Since the inception of the 2024 Restructuring Plan through December 31, 2024, we have incurred net charges of $119 million.
Restructuring activities under this plan as of December 31, 2024 were as follows (in millions):

	Licensor Commitments (a)	Workforce (a)	Office Space Reductions	Total
Charges to operations	$30	$29	$2	$61
Charges settled in cash	(17)	(5)	—	(22)
Impairment and other charges	(13)	—	(2)	(15)
Liability as of March 31, 2024	$—	$24	$—	$24
Charges (credits) to operations	5	(2)	55	58
Charges settled in cash	—	(22)	—	(22)
Impairment and other charges	(5)	—	(55)	(60)
Liability as of December 31, 2024	$—	$—	$—	$—
(a) Charges are recorded within Restructuring in the Condensed Consolidated Statement of Operations.
Of the $57 million in charges associated with office space reductions to date under the 2024 Restructuring Plan, $51 million is recorded within Restructuring during the nine months ended December 31, 2024, as it is related to impairments of right-of-use assets and associated property, plant, and equipment for certain operating leases, and $6 million is recorded within General and administrative expenses in the Condensed Consolidated Statement of Operations.

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
During the three and nine months ended December 31, 2024 and 2023, we did not recognize any material losses or impairment charges on royalty-based commitments.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of December 31, 2024	As of March 31, 2024
Other current assets	$59	$98
Other assets	21	24
Royalty-related assets	$80	$122

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

	As of December 31, 2024	As of March 31, 2024
Accounts payable, accrued, and other current liabilities	$196	$189
Other liabilities	30	20
Royalty-related liabilities	$226	$209
As of December 31, 2024, we were committed to pay approximately $1,563 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 12 for further information on our developer and licensor commitments.

(9) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of December 31, 2024 and March 31, 2024 consisted of (in millions):

	As of December 31, 2024	As of March 31, 2024
Computer, equipment and software	$1,010	$965
Buildings	371	376
Leasehold improvements	231	190
Equipment, furniture and fixtures, and other	101	92
Land	66	67
Construction in progress	22	47
	1,801	1,737
Less: accumulated depreciation	(1,235)	(1,159)
Property and equipment, net	$566	$578
Depreciation expense associated with property and equipment was $51 million and $153 million for the three and nine months ended December 31, 2024, respectively.
Depreciation expense associated with property and equipment was $48 million and $146 million for the three and nine months ended December 31, 2023, respectively.

Accounts Payable, Accrued, and Other Current Liabilities
Accounts payable, accrued, and other current liabilities as of December 31, 2024 and March 31, 2024 consisted of (in millions):

	As of December 31, 2024	As of March 31, 2024
Accounts payable	$81	$110
Accrued compensation and benefits	390	476
Accrued royalties	196	189
Deferred net revenue (other)	92	59
Operating lease liabilities	66	66
Other accrued expenses	316	286
Sales returns and price protection reserves	157	90
Accounts payable, accrued, and other current liabilities	$1,298	$1,276
Deferred net revenue (other) includes the deferral of licensing arrangements, subscription revenue, and other revenue for which revenue recognition criteria has not been met.
Deferred net revenue
Deferred net revenue as of December 31, 2024 and March 31, 2024 consisted of (in millions):

	As of December 31, 2024	As of March 31, 2024
Deferred net revenue (online-enabled games)	$1,806	$1,814
Deferred net revenue (other)	92	59
Deferred net revenue (noncurrent)	72	85
Total deferred net revenue	$1,970	$1,958
During the nine months ended December 31, 2024 and 2023, we recognized $1,847 million and $1,942 million of revenue, respectively, that were included in the deferred net revenue balance at the beginning of the period.
Remaining Performance Obligations
As of December 31, 2024, revenue allocated to remaining performance obligations consists of our deferred revenue balance of $1,970 million and amounts to be invoiced in future periods of $40 million, of which $35 million are expected to be recognized as revenue over the next 12 months, and the remainder thereafter. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue.
(10) INCOME TAXES
The provision for income taxes for the three and nine months ended December 31, 2024 is based on our projected annual effective tax rate for fiscal year 2025, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three and nine months ended December 31, 2024 was 28 percent, as compared to 24 percent and 18 percent for the same periods in prior year. Our effective tax rate for the three and nine months ended December 31, 2023 included one-time tax benefits such as the remeasurement of our Swiss deferred tax assets due to the change in statutory tax rate and the R&D capitalization guidance issued by the U.S. Treasury in that period. Excluding these one-time tax benefits, our effective tax rate for the three and nine months ended December 31, 2023 would have been 26 percent and 27 percent, respectively.

We are subject to income tax examinations in various jurisdictions with respect to fiscal years after 2013. The timing and potential resolution of income tax examinations is highly uncertain.

While we continue to measure our uncertain tax positions, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued. For example, in the period ended June 30, 2020, the decision of the Ninth Circuit Court of Appeals in Altera Corp. v Commissioner (“the Altera opinion”) resulted in a partial decrease of our unrecognized tax benefits. A complete resolution and settlement of the matters underlying the Altera opinion is reasonably possible within the next 12 months, which may result in an additional reduction of our gross unrecognized tax benefits. However, it is uncertain whether a complete resolution and settlement of such matters would also result in resolution of all related and unrelated U.S. positions for all applicable years. Therefore, it is not possible to provide a range of potential outcomes associated with a reversal of our gross unrecognized tax benefits.

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
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of December 31, 2024	As of March 31, 2024
Senior Notes:
4.80% Senior Notes due 2026	$400	$400
1.85% Senior Notes due 2031	750	750
2.95% Senior Notes due 2051	750	750
Total principal amount	$1,900	$1,900
Unaccreted discount	(5)	(5)
Unamortized debt issuance costs	(12)	(13)
Net carrying value of Senior Notes	$1,883	$1,882

Fair value of Senior Notes (Level 2)	$1,492	$1,515
As of December 31, 2024, the remaining life of the 2026 Notes, 2031 Notes and 2051 Notes is approximately 1.2 years, 6.1 years, and 26.2 years, respectively.
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

The Credit Facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a debt to EBITDA ratio. As of December 31, 2024, we were in compliance with the debt to EBITDA ratio.
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
As of December 31, 2024, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for the three and nine months ended December 31, 2024 and 2023 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Amortization of debt issuance costs	$—	$—	$(1)	$(1)
Coupon interest expense	(14)	(14)	(42)	(42)
Other interest expense	(1)	(1)	(1)	(1)
Total interest expense	$(15)	$(15)	$(44)	$(44)

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
The following table summarizes our minimum contractual obligations as of December 31, 2024 (in millions):

		Fiscal Years Ending March 31,
		2025
		(Remaining
	Total	three mos.)	2026	2027	2028	2029	2030	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,563	$78	$365	$457	$223	$211	$133	$96
Marketing commitments	1,225	54	282	297	210	123	151	108
Senior Notes interest	684	8	54	36	36	36	36	478
Operating lease imputed interest	52	3	11	9	7	6	5	11
Operating leases not yet commenced (a)	17	—	—	2	2	2	2	9
Other purchase obligations	359	61	184	71	24	13	5	1
Total unrecognized commitments	3,900	204	896	872	502	391	332	703

Recognized commitments
Senior Notes principal and interest	1,920	20	400	—	—	—	—	1,500
Operating leases	396	20	75	65	51	34	29	122
Transition Tax and other taxes	7	—	7	—	—	—	—	—
Total recognized commitments	2,323	40	482	65	51	34	29	1,622

Total Commitments	$6,223	$244	$1,378	$937	$553	$425	$361	$2,325
(a)As of December 31, 2024, we have entered into an office lease that is expected to commence in fiscal year 2026, with aggregate future lease payments of approximately $17 million and a lease term of 10 years.
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of December 31, 2024; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to the amounts included in the table above, as of December 31, 2024, we had a net liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $597 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
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
There were an insignificant number of stock options granted during the three and nine months ended December 31, 2024 and 2023.

Stock Options
The following table summarizes our stock option activity for the nine months ended December 31, 2024:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2024	12	$64.00
Granted	3	141.83
Exercised	(7)	91.54
Forfeited, cancelled or expired	(1)	58.76
Outstanding as of December 31, 2024	7	$62.09	3.51	$1
Vested and expected to vest	7	$62.09	3.51	$1
Exercisable as of December 31, 2024	7	$62.09	3.51	$1
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of December 31, 2024, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Units
The following table summarizes our restricted stock units activity for the nine months ended December 31, 2024:

	Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2024	7,480	$128.31
Granted	4,446	138.81
Vested	(3,917)	129.53
Forfeited or cancelled	(314)	130.87
Outstanding as of December 31, 2024	7,695	$133.65
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

The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the nine months ended December 31, 2024:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2024	836	$129.60
Granted	763	137.53
Vested	(277)	133.67
Forfeited or cancelled	(318)	129.29
Outstanding as of December 31, 2024	1,004	$134.60
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
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the nine months ended December 31, 2024:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2024	354	$168.53
Granted	381	80.91
Vested	(25)	173.25
Forfeited or cancelled	(73)	173.25
Outstanding as of December 31, 2024	637	$115.43
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Cost of revenue	$3	$2	$11	$6
Research and development	119	108	342	314
Marketing and sales	14	14	42	38
General and administrative	27	27	85	78
Stock-based compensation expense	$163	$151	$480	$436
During the three and nine months ended December 31, 2024, we recognized $27 million and $69 million, respectively, of deferred income tax benefit related to our stock-based compensation expense. During the three and nine months ended December 31, 2023, we recognized $16 million and $66 million, respectively, of deferred income tax benefit related to our stock-based compensation expense.

As of December 31, 2024, our total unrecognized compensation cost related to stock options, restricted stock units, market-based restricted stock units, and performance-based restricted stock units was $900 million and is expected to be recognized over a weighted-average service period of 1.9 years. Of the $900 million of unrecognized compensation cost, $858 million relates to restricted stock units, $23 million relates to performance-based restricted stock units, $19 million relates to market-based restricted stock units.
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

The following table summarizes total shares repurchased during the three and nine months ended December 31, 2024 and 2023:

	August 2022 Program		May 2024 Program		Total
(In millions)	Shares	Amount(a)	Shares	Amount(a)	Shares	Amount
Three months ended December 31, 2024	—	$—	2.4	$375	2.4	$375
Nine months ended December 31, 2024	1.2	$152	6.7	$973	7.9	$1,125
Three months ended December 31, 2023	2.5	$325	—	$—	2.5	$325
Nine months ended December 31, 2023	7.6	$975	—	$—	7.6	$975
(a)Amount excludes excise taxes. Accrued excise taxes are included in accounts payable, accrued, and other current liabilities and additional paid-in capital on the Condensed Consolidated Balance Sheets.

On February 5, 2025, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman Sachs & Co. LLC. Under the ASR Agreement, we will purchase an aggregate of $1.0 billion of our common stock as part of our May 2024 $5.0 billion stock repurchase program. Final settlement of the ASR Agreement is expected to occur no later than the end of our first fiscal quarter of fiscal year 2026.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2024	2023	2024	2023
Net income	$293	$290	$867	$1,091
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	262	269	264	271
Dilutive potential common shares related to stock award plans	3	2	2	1
Weighted-average common stock outstanding — diluted	265	271	266	272
Earnings per share:
Basic	$1.12	$1.08	$3.28	$4.03
Diluted	$1.11	$1.07	$3.26	$4.01
Certain restricted stock units, market-based restricted stock units and performance-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. For both the three and nine months ended December 31, 2024, one million such shares were excluded. For the three months ended December 31, 2023, an immaterial amount of such shares were excluded. For the nine months ended December 31, 2023, one million such shares were excluded.

(15) SEGMENT AND REVENUE INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. Our CODM currently reviews total company operating results to assess overall performance and allocate resources. As of December 31, 2024, we have only one reportable segment, which represents our only operating segment.
Information about our total net revenue by timing of recognition for the three and nine months ended December 31, 2024 and 2023 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net revenue by timing of recognition
Revenue recognized at a point in time	$747	$784	$2,036	$2,085
Revenue recognized over time	1,136	1,161	3,532	3,698
Net revenue	$1,883	$1,945	$5,568	$5,783
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
Information about our total net revenue by composition for the three and nine months ended December 31, 2024 and 2023 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net revenue by composition
Full game downloads	$446	$431	$1,111	$1,078
Packaged goods	153	187	454	604
Full game	599	618	1,565	1,682

Live services and other	1,284	1,327	4,003	4,101
Net revenue	$1,883	$1,945	$5,568	$5,783
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
Information about our total net revenue by platform for the three and nine months ended December 31, 2024 and 2023 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Platform net revenue
Console	$1,215	$1,229	$3,594	$3,583
PC and other	392	420	1,121	1,294
Mobile	276	296	853	906
Net revenue	$1,883	$1,945	$5,568	$5,783
Information about our operations in North America and internationally for the three and nine months ended December 31, 2024 and 2023 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net revenue from unaffiliated customers
North America	$781	$777	$2,296	$2,331
International	1,102	1,168	3,272	3,452
Net revenue	$1,883	$1,945	$5,568	$5,783

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of December 28, 2024, the related condensed consolidated statements of operations, comprehensive income, and changes in stockholders’ equity for the three-month and nine-month periods ended December 28, 2024 and December 30, 2023, and cash flows for the nine-month periods ended December 28, 2024 and December 30, 2023, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
February 5, 2025

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

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended December 31, 2024, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 as filed with the SEC on May 22, 2024 and in other documents we have filed with the SEC.
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

Financial Results
Our key financial results for our fiscal quarter ended December 31, 2024 were as follows:
•Total net revenue was $1,883 million, down 3 percent year-over-year.
•Live services and other net revenue was $1,284 million, down 3 percent year-over-year.
•Gross margin was 75.8 percent, up 3 percentage points year-over-year.
•Operating expenses were $1,050 million, flat year-over-year.
•Operating income was $377 million, up 3 percent year-over-year.
•Net income was $293 million with diluted earnings per share of $1.11.
•Net cash provided by operating activities was $1,176 million, down 7 percent year-over-year.
•Total cash, cash equivalents and short-term investments were $3,155 million.
•We repurchased 2.4 million shares of our common stock for $375 million.
•We paid cash dividends of $50 million during the quarter ended December 31, 2024.
Trends in Our Business
Live Services Business. We offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our full games and free-to-play games. Our net revenue attributable to live services and other was $5,449 million, $5,603 million, and $5,374 million for the trailing twelve months ended December 31, 2024, 2023, and 2022, respectively, and we expect that live services net revenue will continue to be material to our business. Within live services and other, net revenue attributable to extra content was $4,379 million, $4,436 million, and $4,203 million for the trailing twelve months ended December 31, 2024, 2023, and 2022, respectively. Growth in live services net revenue, including extra content may not be linear due to the competitive landscape, consumer buying patterns, and other factors. Our most popular live services are the extra content purchased for the Ultimate Team mode associated with our sports franchises, that allows players to collect current and former professional players in order to build and compete as a personalized team, and extra content purchased for our Apex Legends franchise. Live services net revenue generated from extra content purchased within the Ultimate Team mode associated with our sports franchises, a substantial portion of which is derived from Ultimate Team within our global football franchise and from our Apex Legends franchise, is material to our business.
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

Re-occurring Revenue Sources. Our business model includes revenue that we deem re-occurring in nature, such as a significant portion of the revenue from our live services, annualized sports titles (e.g., EA SPORTS FC, EA SPORTS Madden NFL), and our console, PC and mobile catalog titles (i.e., titles that did not launch in the current fiscal year). Historically, we have been able to forecast revenue from these areas of our business with greater relative confidence than for new games, services and business models. As we continue to incorporate new business models and modalities of play into our games, our goal is to continue to look for opportunities to expand the re-occurring portion of our business.

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

Restructuring. In February 2024, our Board of Directors approved a restructuring plan (the “2024 Restructuring Plan”) focused on aligning our portfolio, investments, and resources in support of our strategic priorities and growth initiatives. This plan reflects actions driven by portfolio rationalization, including costs associated with licensor commitments, as well as reductions in real estate and headcount. As of December 31, 2024, we expect the actions associated with this plan to be substantially completed by March 31, 2025.
Net Bookings. In order to improve transparency into our business, we disclose an operating performance metric, net bookings. Net bookings is defined as the net amount of products and services sold digitally or sold-in physically in the period. Net bookings is calculated by adding total net revenue to the change in deferred net revenue for online-enabled games.
The following is a calculation of our total net bookings for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2024	2023	2024	2023
Total net revenue	$1,883	$1,945	$5,568	$5,783
Change in deferred net revenue (online-enabled games)	332	421	(12)	(19)
Net bookings	$2,215	$2,366	$5,556	$5,764
Net bookings were $2,215 million for the three months ended December 31, 2024 primarily driven by sales related to our global football, American football (which includes EA SPORTS College Football and EA SPORTS Madden NFL), and The Sims franchises. Net bookings decreased $151 million, or 6 percent, as compared to the three months ended December 31, 2023, primarily driven by a year over year decrease in sales of extra content from EA SPORTS FC Ultimate Team and Apex Legends. Live services and other net bookings were $1,582 million for the three months ended December 31, 2024, and decreased $130 million, or 8 percent, as compared to the three months ended December 31, 2023. The decrease in live services and other net bookings was primarily driven by decreased sales of extra content from EA SPORTS FC Ultimate Team and Apex Legends, partially offset by increased sales of extra content from Ultimate Team within our American football franchises, driven by EA SPORTS College Football 25. Full game net bookings were $633 million for the three months ended December 31, 2024, and decreased $21 million, or 3 percent, as compared to the three months ended December 31, 2023 primarily due to the prior year releases of UFC 5 and Star Wars: Jedi Survivor, and a year-over-year decrease in sales in our EA SPORTS NHL and EA SPORTS FC franchises, partially offset by the release of Dragon Age: The Veilguard.

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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2025 contains 52 weeks and ends on March 29, 2025. Our results of operations for the fiscal year ended March 31, 2024 contained 52 weeks and ended on March 30, 2024. Our results of operations for the three and nine months ended December 31, 2024 contained 13 weeks and 39 weeks, respectively, and ended on December 28, 2024. Our results of operations for the three and nine months ended December 31, 2023 contained 13 weeks and 39 weeks, respectively, and ended on December 30, 2023. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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

Net Revenue Quarterly Analysis
Net Revenue
Net revenue for the three months ended December 31, 2024 was $1,883 million, primarily driven by sales related to our global football, American football, and The Sims franchises. Net revenue for the three months ended December 31, 2024 decreased $62 million as compared to the three months ended December 31, 2023. This decrease was due to a $232 million decrease in net revenue primarily driven by decreased sales of extra content for Apex Legends, the prior year releases of Star Wars Jedi: Survivor, and UFC 5, and decreased sales of extra content from sunset mobile titles, partially offset by a $170 million increase in net revenue primarily from our American football franchises driven by EA SPORTS College Football 25 and the release of Dragon Age: The Veilguard.

Net Revenue by Composition
Our net revenue by composition for the three months ended December 31, 2024 and 2023 was as follows (in millions):

	Three Months Ended December 31,
	2024	2023	$ Change	% Change
Net revenue:
Full game downloads	$446	$431	$15	3%
Packaged goods	153	187	(34)	(18)%
Full game	$599	$618	$(19)	(3)%

Live services and other	$1,284	$1,327	$(43)	(3)%
Total net revenue	$1,883	$1,945	$(62)	(3)%
Full Game Net Revenue
Full game net revenue includes full game downloads and packaged goods. Full game downloads primarily includes revenue from digital sales of full games on console, PC, and certain licensing revenue. Packaged goods primarily includes revenue from software that is sold physically through traditional channels such as brick and mortar retailers.
For the three months ended December 31, 2024, full game net revenue was $599 million, primarily driven by EA SPORTS FC 25, the release of Dragon Age: The Veilguard, EA SPORTS Madden NFL 25, and EA SPORTS College Football 25. Full game net revenue for the three months ended December 31, 2024 decreased $19 million, or 3 percent, as compared to the three months ended December 31, 2023, primarily due to a decrease in net revenue driven by prior year releases of Star Wars Jedi: Survivor and UFC 5, and from legacy FIFA titles within our global football franchise, partially offset by an increase in net revenue driven by the release of Dragon Age: The Veilguard.

Live Services and Other Net Revenue
Live services and other net revenue primarily includes revenue from sales of extra content for console, PC, and mobile games, certain licensing revenue, subscriptions, and advertising.
For the three months ended December 31, 2024, live services and other net revenue was $1,284 million, primarily driven by sales of extra content for our global football, American football, and The Sims franchises. Live services and other net revenue for the three months ended December 31, 2024 decreased $43 million, or 3 percent, as compared to the three months ended December 31, 2023. This decrease was primarily due to sales of extra content for Apex Legends and from sunset mobile titles, partially offset by increased sales of extra content for Ultimate Team within our American football franchises, driven by EA SPORTS College Football 25.

Net Revenue Year-to-Date Analysis
Net Revenue
Net revenue for the nine months ended December 31, 2024 was $5,568 million, primarily driven by sales related to our global football and American football franchises, and Apex Legends. Net revenue for the nine months ended December 31, 2024 decreased $215 million as compared to the nine months ended December 31, 2023. This decrease was driven by a $678 million decrease in net revenue primarily due to the prior year release of Star Wars Jedi: Survivor and decreased sales of extra content for Apex Legends, partially offset by a $463 million increase in net revenue primarily from our American football franchises driven by EA SPORTS College Football 25.

Net Revenue by Composition
Our net revenue by composition for the nine months ended December 31, 2024 and 2023 was as follows (in millions):

	Nine Months Ended December 31,
	2024	2023	$ Change	% Change
Net revenue:
Full game downloads	$1,111	$1,078	$33	3%
Packaged goods	454	604	(150)	(25)%
Full game	$1,565	$1,682	$(117)	(7)%

Live services and other	$4,003	$4,101	$(98)	(2)%
Total net revenue	$5,568	$5,783	$(215)	(4)%
Full Game Net Revenue
For the nine months ended December 31, 2024, full game net revenue was $1,565 million, primarily driven by EA SPORTS FC 25, EA SPORTS College Football 25, EA SPORTS FC 24, and EA SPORTS Madden NFL 25. Full game net revenue for the nine months ended December 31, 2024 decreased $117 million, or 7 percent, as compared to the nine months ended December 31, 2023. This decrease was primarily driven by the prior year release of Star Wars Jedi: Survivor, and legacy FIFA titles within our global football franchise, partially offset by our American football franchises driven by EA SPORTS College Football 25, and our EA SPORTS FC franchise.

Live Services and Other Net Revenue
For the nine months ended December 31, 2024, live services and other net revenue was $4,003 million, primarily driven by sales of extra content for our global football and American football franchises, and Apex Legends. Live services and other net revenue for the nine months ended December 31, 2024 decreased $98 million, or 2 percent, as compared to the nine months ended December 31, 2023. This decrease was primarily driven by decreased sales of extra content for Apex Legends and from sunset mobile titles, partially offset by an increase in net revenue primarily driven by sales of extra content for Ultimate Team within our American football and global football franchises.

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

Cost of revenue for the three months ended December 31, 2024 and 2023 was as follows (in millions):

December 31, 2024	% of Net Revenue	December 31, 2023	% of Net Revenue	% Change	Change as a % of Net Revenue
$456	24%	$529	27%	(14)%	(3)%
Cost of Revenue
Cost of revenue decreased by $73 million during the three months ended December 31, 2024, as compared to the three months ended December 31, 2023, primarily due to a decrease in product related costs and royalty costs associated with the EA SPORTS FC franchise, and a net decrease in royalty costs due to the mix of sales from other royalty bearing titles.

Cost of revenue as a percentage of total net revenue decreased by 3 percent during the three months ended December 31, 2024, as compared to the three months ended December 31, 2023. This decrease was primarily due to a decrease in royalty and product related costs associated with the EA SPORTS FC franchise, and a net decrease in royalty costs due to the mix of sales from other royalty bearing titles, partially offset by a decrease in revenue from digital sales.

Cost of Revenue Year-to-Date Analysis
Cost of revenue for the nine months ended December 31, 2024 and 2023 was as follows (in millions):

December 31, 2024	% of Net Revenue	December 31, 2023	% of Net Revenue	% Change	Change as a % of Net Revenue
$1,175	21%	$1,353	23%	(13)%	(2)%
Cost of Revenue
Cost of revenue decreased by $178 million during the nine months ended December 31, 2024, as compared to the nine months ended December 31, 2023. The decrease was primarily due to a year-over-year decrease in royalty and product related costs associated with our global football franchise, and a decrease in platform and online hosting fees.

Cost of revenue as a percentage of total net revenue decreased by 2 percent during the nine months ended December 31, 2024, as compared to the nine months ended December 31, 2023. The decrease was primarily due to a year-over-year decrease in royalty and product related costs associated with our global football franchise, partially offset by a decrease in revenue from digital sales.

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
Research and development expenses for the three and nine months ended December 31, 2024 and 2023 were as follows (in millions):

	December 31, 2024	% of Net Revenue	December 31, 2023	% of Net Revenue	$ Change	% Change
Three months ended	$606	32%	$584	30%	$22	4%
Nine months ended	$1,883	34%	$1,782	31%	$101	6%
Research and development expenses increased by $22 million, or 4 percent, during the three months ended December 31, 2024, as compared to the three months ended December 31, 2023. This increase was primarily due to an $11 million increase in stock-based compensation, and a $5 million increase in studio related contracted services as part of our continued investment in our studios.

Research and development expenses increased by $101 million, or 6 percent, during the nine months ended December 31, 2024, as compared to the nine months ended December 31, 2023. This increase was primarily due to a $44 million increase in personnel-related costs primarily due to an increase in continued investment in our studios and a $28 million increase in stock-based compensation.
Marketing and Sales
Marketing and sales expenses consist of advertising, marketing and promotional expenses, personnel-related costs, and related overhead costs, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for the three and nine months ended December 31, 2024 and 2023 were as follows (in millions):

	December 31, 2024	% of Net Revenue	December 31, 2023	% of Net Revenue	$ Change	% Change
Three months ended	$251	13%	$276	14%	$(25)	(9)%
Nine months ended	$728	13%	$785	14%	$(57)	(7)%
Marketing and sales expenses decreased by $25 million, or 9 percent, during the three months ended December 31, 2024, as compared to the three months ended December 31, 2023. This decrease was primarily due to a decrease in advertising and promotional spending related to the rebranding investments associated with the launch of EA SPORTS FC 24, as well a year-over-year decrease in advertising and promotional spending on The Sims 4 and Apex Legends, partially offset by an increase in advertising and promotional spending related to the release of Dragon Age: The Veilguard.
Marketing and sales expenses decreased by $57 million, or 7 percent, during the nine months ended December 31, 2024, as compared to the nine months ended December 31, 2023. This decrease was primarily due to a decrease in advertising and promotional spending related to the prior year releases of Star Wars Jedi: Survivor and Immortals of Aveum, partially offset by an increase in advertising and promotional spending related to the release of Dragon Age: The Veilguard.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology (“IT”), related overhead costs, fees for professional services such as legal and accounting, and allowances for doubtful accounts.
General and administrative expenses for the three and nine months ended December 31, 2024 and 2023 were as follows (in millions):

	December 31, 2024	% of Net Revenue	December 31, 2023	% of Net Revenue	$ Change	% Change
Three months ended	$176	9%	$170	9%	$6	4%
Nine months ended	$553	10%	$506	9%	$47	9%
General and administrative expenses increased by $6 million, or 4 percent, during the three months ended December 31, 2024, as compared to the three months ended December 31, 2023. This increase was primarily due to an increase in contracted services and IT-related costs.
General and administrative expenses increased by $47 million, or 9 percent, during the nine months ended December 31, 2024, as compared to the nine months ended December 31, 2023. This increase was primarily due to a $15 million increase in personnel-related costs, a $9 million increase in contracted services and IT-related costs, and a $7 million increase in stock-based compensation.

Income Taxes
Provision for income taxes for the three and nine months ended December 31, 2024 and 2023 were as follows (in millions):

	December 31, 2024	Effective Tax Rate	December 31, 2023	Effective Tax Rate
Three months ended	$112	28%	$92	24%
Nine months ended	$331	28%	$238	18%
The provision for income taxes for the three and nine months ended December 31, 2024 is based on our projected annual effective tax rate for fiscal year 2025, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three and nine months ended December 31, 2024 was 28 percent, as compared to 24 percent and 18 percent for the same periods in fiscal year 2024. Our effective tax rate for the three and nine months ended December 31, 2023 included one-time tax benefits such as the remeasurement of our Swiss deferred tax assets due to the change in statutory tax rate and the R&D capitalization guidance issued by the U.S. Treasury in that period. Excluding these one-time tax benefits, our effective tax rate for the three and nine months ended December 31, 2023 would have been 26 percent and 27 percent, respectively.

The European Union and other countries, including Switzerland, have enacted, or have committed to enact global minimum taxes, commonly referred to as Pillar II, as proposed by the Organization for Economic Cooperation and Development (“OECD”), effective with our fiscal year 2025. Tax law changes from Pillar II in the relevant countries where we operate did not have an impact on our tax provision for the three or nine months ended December 31, 2024. We will continue to monitor proposed and enacted legislation for potential tax impact in future periods.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of December 31, 2024	As of March 31, 2024	Increase/(Decrease)
Cash and cash equivalents	$2,776	$2,900	$(124)
Short-term investments	379	362	17
Total	$3,155	$3,262	$(107)
Percentage of total assets	23%	24%

	Nine Months Ended December 31,
(In millions)	2024	2023	Change
Net cash provided by operating activities	$1,530	$1,735	$(205)
Net cash used in investing activities	(177)	(158)	(19)
Net cash used in financing activities	(1,452)	(1,264)	(188)
Effect of foreign exchange on cash and cash equivalents	(25)	5	(30)
Net increase (decrease) in cash and cash equivalents	$(124)	$318	$(442)
Changes in Cash Flow
Operating Activities. Net cash provided by operating activities decreased by $205 million during the nine months ended December 31, 2024, as compared to the nine months ended December 31, 2023, primarily driven by lower cash collections and higher cash payments for income taxes, partially offset by lower marketing, advertising and royalty payments.
Investing Activities. Net cash used in investing activities increased by $19 million during the nine months ended December 31, 2024, as compared to the nine months ended December 31, 2023, primarily driven by a $84 million decrease in proceeds from maturities and sales of short-term investments, and a $19 million increase in capital expenditures, partially offset by a $84 million decrease in the purchase of short-term investments.
Financing Activities. Net cash used in financing activities increased by $188 million during the nine months ended December 31, 2024, as compared to the nine months ended December 31, 2023, primarily due to a $158 million increase in common stock repurchases and excise tax payments, and a $33 million increase in cash paid to taxing authorities in connection with withholding taxes for stock-based compensation.

Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of December 31, 2024, our short-term investments had net unrealized gains of less than $1 million or less than 1 percent of total short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.
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
Credit Facility
On March 22, 2023, we entered into a $500 million unsecured revolving credit facility (the "Credit Facility") with a syndicate of banks. The Credit Facility terminates on March 22, 2028 unless the maturity is extended in accordance with its terms. As of December 31, 2024, no amounts were outstanding. The Credit Facility contains an option to arrange with existing lenders and/or new lenders to provide up to an aggregate of $500 million in additional commitments for revolving loans. Proceeds of loans made under the Credit Facility may be used for general corporate purposes. See Note 11 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our Credit Facility, which is incorporated by reference into this Item 2.
Financial Condition
Our material cash requirements, including commitments for capital expenditure, as of December 31, 2024 are set forth in our Note 12 — Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q, which is incorporated by reference into this Item 2. We expect capital expenditures to be approximately $225 million in fiscal year 2025 primarily due to investments in hardware, software, and real estate. We believe that our cash, cash equivalents, short-term investments, cash generated from operations and available financing facilities will be sufficient to meet these material cash requirements, which include licensing intellectual property from professional sports organizations and players associations used in our EA SPORTS titles (e.g., NFL Properties LLC, NFL Players Association and NFL Players Inc.) and third-party content and celebrities (e.g., Disney Interactive), debt repayment obligations of $1.9 billion, and to fund our operating requirements for the next 12 months and beyond. Our operating requirements include working capital requirements, capital expenditures, our capital return programs, and potentially, future acquisitions or strategic investments. We may choose at any time to raise additional capital to repay debt, strengthen our financial position, facilitate expansion, repurchase our stock, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.

During the nine months ended December 31, 2024, we returned $1,276 million to stockholders through our capital return programs, repurchasing 7.9 million shares for approximately $1,125 million and returning $151 million through our quarterly cash dividend program.

On February 5, 2025, we entered into an accelerated share repurchase agreement with Goldman Sachs & Co. LLC. Under the ASR Agreement, we will purchase an aggregate of $1.0 billion of our common stock as part of our May 2024 $5.0 billion stock repurchase program. Final settlement of the ASR Agreement is expected to occur no later than the end of our first fiscal quarter of fiscal year 2026.

Our foreign subsidiaries are generally subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of December 31, 2024, approximately $1,538 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.
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
As of December 31, 2024, we did not have any off-balance sheet arrangements.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of December 31, 2024, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $194 million or $387 million, respectively. As of December 31, 2024, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses in the Condensed Consolidated Statements of Operations on our foreign currency forward contracts used in balance sheet hedging of $155 million or $310 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in the same manner and actual results may differ materially. See Note 4 — Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.

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
As of December 31, 2024, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with changes in fair value, including unrealized gains and unrealized losses not related to credit losses, reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.
Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Changes in interest rates affect the fair value of our short-term investment portfolio. To provide a meaningful assessment of the interest rate risk associated with our short-term investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio assuming a 150 basis point parallel shift in the yield curve. As of December 31, 2024, a hypothetical 150 basis point increase in interest rates would have resulted in a $4 million, or 1 percent decrease in the fair market value of our short-term investments.

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
Changes in internal control over financial reporting
There has been no change in our internal controls over financial reporting identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that occurred during the fiscal quarter ended December 31, 2024 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
Our business model includes revenue that we deem re-occurring in nature, such as a significant portion of the revenue from our live services, annualized sports titles (e.g., EA SPORTS FC, EA SPORTS Madden NFL), and our console, PC and mobile catalog titles (i.e., titles that did not launch in the current fiscal year). While we have historically been able to forecast the revenue from these areas of our business with greater relative confidence than for new games, services and business models, we cannot provide assurances that consumer demand will remain consistent, including in connection with circumstances outside of our control. Furthermore, we may cease to offer games and services that we previously had deemed to be re-occurring in nature. Any decline or fluctuation in the re-occurring portion of our business may have a negative impact on our financial and operating results.
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
Our business is subject to economic, market, public health and geopolitical conditions, which are beyond our control. The United States and other international economies have experienced cyclical downturns from time to time. Worsening economic conditions, political instability, and adverse political developments in or around any of the countries in which we do business, particularly conditions that negatively impact discretionary consumer spending and consumer demand or increase our operating costs, including conflicts, inflation, slower growth, recession and other macroeconomic conditions have had, and could continue to have, a material adverse impact on our business and operating results. In addition, relations between the United States and countries in which we have operations and sales have been and may continue to be impacted by events such as immigration polices and the adoption or expansion of trade restrictions, including tariffs and economic sanctions, that may have a negative impact on our financial results and development processes.
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
The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations. These fluctuations may be due to our operating results or factors specific to our operating results (including those discussed in the risk factors above), changes in securities analysts’ estimates of our future financial performance, ratings or recommendations, the financial projections we may provide to the public, any changes to those projections, or the failure to meet these projections or the expectations of analysts and investors, the failure of our capital return programs to meet analysts’ and investors’ expectations, the announcement and integration of any acquisitions we may make, departure of key personnel, cyberattacks, or factors largely outside of our control including, those affecting interactive gaming, entertainment, and/or technology companies generally, national or international economic conditions, investor sentiment or other factors related or unrelated to our operating performance. In particular, economic downturns may contribute to the public stock markets experiencing extreme price and trading volume volatility. These fluctuations could adversely affect the price of our common stock.

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

The following table summarizes the number of shares repurchased during the three months ended December 31, 2024:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
September 29, 2024 - October 26, 2024	827,265	$143.92	827,265	$4,284
October 27, 2024 - November 23, 2024	760,181	$156.62	760,181	$4,164
November 24, 2024 - December 28, 2024	857,451	$159.68	857,451	$4,028
	2,444,897	$153.39	2,444,897

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Rule 10b5-1 Plans

During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6.Exhibits

The exhibits listed in the accompanying index to exhibits on Page 56 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2024
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

†    Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2024 are the following formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows, and (6) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Stuart Canfield
DATED:	Stuart Canfield
February 5, 2025	EVP and Chief Financial Officer (Duly Authorized Officer)