Form 10-K
period 2025-03-31
ELECTRONIC ARTS INC.
filed 2025-05-13
CIK 712515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐        No ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
The aggregate market value of the registrant’s common stock, $0.01 par value, held by non-affiliates of the registrant as of September 27, 2024, the last business day of our second fiscal quarter, was $38,145 million.
As of May 8, 2025, there were 250,765,972 shares of the registrant’s common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders (the “2025 Proxy”) are incorporated by reference into Part III hereof. The 2025 Proxy is expected to be filed not later than 120 days after the registrant’s fiscal year end. Except with respect to information specifically incorporated by reference into this Form 10-K, the 2025 Proxy is not deemed to be filed as part hereof.

ELECTRONIC ARTS INC.
2025 FORM 10-K ANNUAL REPORT

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
PART I
Item 1:    Business
Overview
Electronic Arts is a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and services that can be experienced on game consoles, PCs and mobile devices.
What We Offer
We create innovative games and experiences that deliver high-quality interactive entertainment and drive engagement across our global network of hundreds of millions of players. We are focusing on building games and experiences that grow the global online communities around our key franchises; deepening engagement through connecting interactive storytelling to key intellectual property; and harnessing our communities to grow in, around, and beyond our games. We develop and publish games and experiences across diverse genres, such as sports, racing, first-person shooter, action, role-playing and simulation. We believe that our creative talent, production capabilities, broad portfolio of owned and licensed IP, and technological foundation, coupled with our network of hundreds of millions of players, provide us with strategic advantages.

Through our live services offerings, we offer high-quality experiences designed to provide value to players and extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated outside of the sale of our full games. Our digital live services and other net revenue represented 73 percent of our total net revenue during fiscal year 2025. We offer live services through our global football and American football franchises (which includes EA SPORTS College Football and EA SPORTS Madden NFL) and based on our iconic IP such as The Sims, Apex Legends and Battlefield. Our most popular live services are the extra content in the Ultimate Team mode associated with our sports franchises. Ultimate Team allows players to collect current and former players in order to build and compete as a personalized team. Live services net revenue generated from extra content purchased within Ultimate Team, a substantial portion of which was derived from FC Ultimate Team, is material to our business.

Our players engage with our products and services on consoles, PCs and mobile devices. Players can access our products and services through traditional single-game purchase or through subscription offerings; and certain of our products and services are available through a “free-to-play” model whereby players download the game for free and engage with services provided on an ongoing basis. For example, we develop products and services within the EA SPORTS FC franchise that allow players to engage through multiple business models, distribution channels and devices, including: (1) our annualized console and PC games and associated experiences, which can be purchased through both digital distribution and retail channels and also are available through subscription services; (2) a mobile free-to-play offering; and (3) a PC free-to-play game available in certain countries. Revenue from our EA SPORTS FC franchise, as well as revenue from our American football franchise, is material to our business and will continue to be so.
Distribution of Products and Services
Console. We primarily distribute our console products and services through partners, such as Sony and Microsoft. Under the terms of publishing agreements our products and services are developed, marketed, published, and distributed with PlayStation and Xbox consoles. Our direct sales to Sony and Microsoft represented approximately 39 percent and 17 percent of total net revenue, respectively, in fiscal year 2025. Under these agreements, we have the non-exclusive right to use, for a fixed term and in a designated territory, technology that is owned or licensed by them to publish our games on their respective consoles. With respect to our digitally-delivered products and services, the console manufacturers pay us either a wholesale price or a royalty percentage on the revenue they derive from their sales of our products and services. Our transactions for packaged goods products are made pursuant to individual purchase orders, which are accepted on a case-by-case basis. Our packaged goods games are sold directly to mass market retailers, specialty stores and through distribution arrangements. For packaged goods products, we pay the console manufacturers a per-unit royalty for each unit manufactured. Many key commercial terms of our relationships with Sony and Microsoft — such as manufacturing terms, delivery times, policies and approval conditions — are determined unilaterally, and are subject to change by the console manufacturers.
The publishing agreements also require us to indemnify the console manufacturers for any loss, liability and expense resulting from any claim against the console manufacturer regarding our products and services, including any claims for patent, copyright or trademark infringement brought against the console manufacturers. Each agreement may be terminated by the console manufacturers if a breach or default by us is not cured after we receive written notice from the console manufacturers, or if we become insolvent. The console manufacturers are not obligated to enter into license agreements with us for any future consoles, products or services.
PC and Mobile. We distribute our mobile applications and additional content through distributors such as Apple and Google. Our applications are downloaded for mobile devices from third party application storefronts. The distributor collects payment from consumers for content purchased within the application or charges consumers a one-time fee to download the application. Our distribution agreements establish the amounts that are retained by the distributor and the amounts passed through to us. These arrangements are typically terminable on short notice. The agreements generally do not obligate the distributors to market or distribute any of our applications. Application storefront policies are determined unilaterally by the distributors and are subject to change.

Our PC products and services can be downloaded directly through the EA app, EA’s digital storefront, as well as through third-party online download stores, such as Steam. We also have agreements with companies, such as Tencent Holdings Limited, Nexon Co., Ltd and Garena Online Private Limited, or their respective affiliates, that allow these companies to publish our mobile and PC free-to-play games in certain countries. Our players access games from the publishers’ online storefronts and are charged for additional content purchased within our game environment. The agreements generally establish the amounts that are retained by the publisher and the amounts passed through to us.

Competition
The market for interactive entertainment is intensely competitive and changes rapidly as new products, business models and distribution channels are introduced. We also face competition for the right to license certain intellectual property included in our products. In order to remain successful, we are required to anticipate and commit to, sometimes years in advance, the ways in which our products and services will compete in the market. We face significant competition from companies that focus on developing products and services available on consoles, PCs and/or mobile devices. In addition, we compete with large, diversified companies that have strengthened their interactive entertainment capabilities. Their greater financial and other resources may provide larger budgets to develop and market tools, technologies, products and services that gain consumer success and shift player time and engagement away from our products and services. We also continue to expect new entrants to emerge.

More broadly, we compete against providers of different sources of entertainment, such as movies, television, social media, online casual entertainment and music that our players could enjoy in their free time. Important competitive factors in our industry include the ability to attract creative and technical talent, game quality and ease of use, innovation, compatibility of products with certain consoles and other distribution channels, brand recognition, reputation, reliability, security, creativity, price, marketing, and quality of customer service. The companies with which we compete, as well as competitive factors, may change and evolve as we execute our strategic plan.

Risks related to competitive factors affecting our business are described in Part I, Item 1A, Risk Factors.

Research and Development

Because the industries in which we compete are characterized by rapid technological advances, our ability to compete successfully is linked to our ability to deliver competitive products, services and technologies to the marketplace. We have teams focused on developing new technologies to enhance existing products and services and to expand the range of our offerings. For example, we are investing, and intend to continue to invest, in research and development to incorporate artificial intelligence into our products and services. We expect developments in artificial intelligence to accelerate the production of our products and services and enable new experiences for our players.

Intellectual Property and Technology
To establish and protect our intellectual property, we rely on a combination of copyrights, trademarks, patents, patent applications, trade secrets, know-how, license agreements, confidentiality provisions and procedures and other contractual provisions. We actively engage in enforcement and other activities to protect our intellectual property, but the laws of some countries in which we operate, particularly in Asia, either do not protect our intellectual property to the same extent as the laws of the United States or are poorly enforced. As our digital business has grown, our products and services increasingly depend on the reliability, availability and security of our technological infrastructure. In addition, we engage in activities designed to limit the impact of abuse of our digital products and services, including monitoring our games for evidence of exploitation and re-balancing our game environments in the event that such abuse is discovered.
Governmental Regulation
We are a global company subject to various and complex laws and regulations domestically and internationally, including laws and regulations related to gaming, user privacy, data collection and retention, consumer protection, protection of minors, online safety, content, advertising, localization, information security, intellectual property, competition, sanctions, addressing climate change, taxation, and employment, among others. Many of these laws and regulations are continuously evolving and developing, and the application to, and impact on, us is uncertain. Certain of our business models, including those that utilize virtual items and virtual currency, are subject to new laws or regulations or evolving interpretations and application of existing laws and regulations that have limited or restricted, and may continue to limit or restrict, the sale of our products and services in certain territories.

Seasonality
We have historically experienced the highest percentage of our net bookings in our third fiscal quarter.
Human Capital
As of March 31, 2025, we employed approximately 14,500 people globally, with 68% percent located internationally. Our Board and its committees oversee our human capital management programs, practices and strategies. Additional information on how they oversee these matters can be found in our annual Proxy Statement.

Our focus on people and culture helps our teams create products and services that entertain hundreds of millions of players around the world. We prioritize hiring and retaining a global workforce of top talent that generates the creative ideas that are necessary to build products and services that resonate with global audiences. We aim to bring our workforce together in an environment where creativity thrives, perspectives are invited, and people feel valued. We monitor employee sentiment through regular engagement surveys that address areas such as career development, manager performance and job satisfaction.

Our compensation programs and practices are designed to compensate our employees fairly based on the work that they perform. We invest in developing and retaining employees through access to professional growth resources, skills learning, and other job-specific and general training. We also build technical onboarding and job-specific programs to help our employees onboard to technical roles and grow in their specific domains. We maintain resources, programs and services to support employees' physical, mental, familial and financial health. We offer a wide range of benefits, such as comprehensive health insurance and time-off and leave programs.

Investor Information
Our website address is www.ea.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as amended, are available free of charge on the Investor Relations section of our website at http://ir.ea.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The SEC

maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We announce material financial information and business updates through our SEC filings, press releases, public conference calls and webcasts, the Investor Relations section of our website at http://ir.ea.com, our blog at https://www.ea.com/news and through our X profile @EA. Except as expressly set forth in this Form 10-K annual report, the contents of our website, 2024 Impact Report and/or social media accounts are not incorporated into, or otherwise to be regarded as part of this Form 10-K.
Company Information
We were incorporated originally in California in 1982. In September 1991, we were reincorporated under the laws of Delaware. Our principal executive offices are located at 209 Redwood Shores Parkway, Redwood City, California 94065 and our telephone number is (650) 628-1500.

Information About Our Executive Officers
The following table sets forth information regarding our executive officers as of May 13, 2025:

Name	Age	Position
Andrew Wilson	50	Chief Executive Officer, Chair of the Board
Stuart Canfield	46	Chief Financial Officer
Laura Miele	55	President of EA Entertainment & Central Development
Mala Singh	54	Chief People Officer
Jacob Schatz	56	EVP of Global Affairs, Chief Legal Officer and Corporate Secretary
Eric Kelly	53	Senior Vice President, Chief Accounting Officer
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

Ms. Miele has served as EA’s President of EA Entertainment & Central Development since January 2025. Ms. Miele joined the Company in March 1996 and has held several positions at the Company, including President of EA Entertainment, Technology & Central Development from June 2023 to January 2025, Chief Operating Officer from October 2021 to June 2023, Chief Studios Officer from April 2018 to October 2021, and several senior roles in the Company's marketing organization.

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

Mr. Kelly has served as EA's Senior Vice President, Chief Accounting Officer since June 2022. Since joining EA in 2003, Mr. Kelly has held several positions within EA's finance organization, including Vice President, Chief Accounting Officer from

August 2021 to June 2022, Vice President and Worldwide Controller from January 2014 to August 2021 and other finance leadership roles such as CFO of Asia and European Financial Controller. Mr. Kelly holds a B.S. in Accounting from Villanova University and is a licensed Certified Public Accountant.

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

Competition in our business is intense. Many new products and services are regularly introduced, but only a relatively small number of products and associated services drive significant engagement and account for a significant portion of total revenue. Our competitors range from established interactive entertainment companies to emerging start-ups. In addition, we compete with large, diversified companies that have strengthened their interactive entertainment capabilities. Their greater financial and other resources provide larger budgets to recruit our key creative and technical talent, develop and market products and services that gain consumer success, shift player time and engagement away from our products and services, or otherwise disrupt our operations. We also expect new competitors to continue to emerge throughout the world. If our competitors develop more successful and engaging products or services, offer competitive products or services at lower price points, or if we do not continue to develop consistently high-quality, well-received and engaging products and services, or if our marketing strategies are not innovative or fail to resonate with players, particularly during key selling periods, our revenue, margins, and profitability will decline.

We strive to create innovative and high-quality products and services that allow us to grow the global online communities around our key franchises and reach more players. However, innovative and high-quality titles, even if highly-reviewed or critically acclaimed, may not meet our expectations or the expectations of our players. Many financially successful products and services within our industry are iterations of prior titles with large established consumer bases and significant brand recognition, which makes competing in certain categories challenging. In addition, products or services of our direct competitors or other entertainment companies have shifted consumer spending or engagement from our products and services and may do so in the future, which could cause our products and services to underperform.

A significant portion of our revenue historically has been derived from products and services based on a few popular franchises, and the underperformance of a single major title has had, and could in the future have, a material adverse impact on our financial results. For example, we have historically derived a significant portion of our net revenue from sales related to our EA SPORTS FC franchise, annualized versions of which are consistently one of the best-selling games in the marketplace. Any events or circumstances that negatively impact our EA SPORTS FC franchise, including Ultimate Team, such as product or service quality, other products that take a portion of consumer spending and time, the delay or cancellation of a product or service launch, increased competition for key licenses, or real or perceived security or regulatory risks, negatively impacts our financial results to a disproportionate extent.

We may not meet our product and live service development schedules.

Our ability to meet product and live service development schedules is affected by a number of factors both within and outside our control, including feedback from our players, the creative processes involved, the coordination of large and sometimes geographically dispersed development teams, evolving work models, the complexity of our products and the platforms for which they are developed, the need to fine-tune our products prior to their release, and, in certain cases, approvals from third parties. We have experienced development delays for our products and services in the past which caused us to delay or cancel release dates. Any failure to meet anticipated production or release schedules likely would result in a delay of revenue and/or possibly a significant shortfall in our revenue, increase our development and/or marketing expenses, harm our profitability, and cause our operating results to be materially different than anticipated. If we miss key selling periods for products or services as a result of product delays or product cancellations, our sales likely will suffer significantly.

Our industry changes rapidly and we may fail to anticipate or successfully implement new or evolving technologies, or adopt successful business strategies, distribution methods or services.

Rapid changes in our industry require us to anticipate, sometimes years in advance, the ways in which our business can remain competitive in the market. We have invested, and in the future may invest, in new business and marketing strategies, tools and technologies, distribution methods, products, and services. There can be no assurance that the strategic investments we pursue will achieve financial results that meet or exceed our expectations. We may miss opportunities or fail to respond quickly enough to industry change, including the failure to adopt tools, technology and distribution methods or failure to develop new products, services or ways to engage with our games that become popular with consumers, each of which could adversely affect our financial results. For example, we expect our competitive landscape to evolve as artificial intelligence technology advances and is integrated into the markets in which we compete. Our competitors may incorporate new artificial intelligence tools and technology into their existing products and services more successfully, may use these new tools and technology more efficiently or may create new categories of products and services before we do.

Stakeholders have high expectations for the quality and integrity of our business, culture, products and services and we may be unsuccessful in meeting these expectations.

Expectations regarding the quality, performance and integrity of our business, brand, reputation, culture, products and services are high. Players and other stakeholders have sometimes been critical of our industry, brands, products, services, online communities, business models and/or practices for a wide variety of reasons, including perceptions about gameplay fun, fairness, game content, features or services, or objections to certain of our practices. These negative responses may not be foreseeable. We also may not effectively manage our responses because of reasons within or outside of our control. In addition, we have taken actions, including delaying the release of our games and delaying or discontinuing content, features and services for our games, after taking into consideration, among other things, feedback from our community or geopolitical events. These actions have had a negative impact on our financial results and have impacted our future development processes. We expect to continue to take actions as appropriate, including actions that may result in additional expenditures and the loss of revenue. Maintaining high ratings on the third-party console, platforms and devices on which we operate are important to drive players to our products and services. If we receive significant negative reviews that result in a decrease in our ratings, including as a result of negative review campaigns intended to harm our ratings, our games could be more difficult for players to find, negatively impacting our financial and operating results.

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

We are integrating artificial intelligence tools and technologies into our business and development processes. The use of artificial intelligence might present social and ethical issues that, if not managed appropriately, may result in legal and reputational harm, cause consumers to lose confidence in our business and brands and negatively impact our financial and operating results.

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
Our business depends on the success and availability of consoles, platforms and devices developed by third parties and our ability to develop and maintain commercially successful products and services for those consoles, platforms and devices.

The success of our business is driven in part by the commercial success, adequate supply and consumer adoption of third-party consoles, platforms and devices for which we develop our products and services or through which our products and services are distributed. Our success depends in part on accurately predicting which consoles, platforms and devices will be successful in the marketplace and providing engaging and commercially successful products and services for those consoles, platforms and devices. We must make product development decisions and commit significant resources well in advance of the commercial availability of new consoles, platforms and devices, and we may incur significant expense to adjust our product portfolio and development efforts in response to changing consumer preferences. We may enter into certain exclusive licensing arrangements that affect our ability to deliver or market products or services on certain consoles, platforms or devices. A console, platform or device for which we are developing products and services may not achieve consumer adoption at the rate we expect and we may be unable to fully recover the investments we have made in developing our products and services; or new consoles, platforms or devices may take market share away from those for which we have devoted significant resources, causing us to not reach our intended audience and take advantage of meaningful revenue opportunities.

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
We have made and may continue to make acquisitions or enter into other strategic transactions including (1) acquisitions of companies, businesses, intellectual properties, and other assets, (2) investments in, or transactions with, strategic partners, and (3) investments in new businesses as part of our long-term business strategy. These acquisitions and other transactions involve significant challenges and risks including that the transaction does not advance our business strategy or strategic goals, that we do not realize a satisfactory return on our investment, that we cannot realize anticipated tax benefits or incur tax costs, that we acquire liabilities and/or litigation from acquired companies, that our due diligence process does not identify significant issues or liabilities, diversion of management’s attention from our other businesses and the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased cash and non-cash expenses. In addition, we may not be able to complete the acquisition as a result of challenges in obtaining regulatory approvals or we may not integrate these businesses successfully, retain key employees from acquired companies and achieve expected synergies.

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
We rely on various business partners, including platform partners, third-party service providers, vendors, licensing partners, development partners and licensees. Their actions may put our business and our reputation and brand at risk. In many cases, our business partners may be given access to sensitive and proprietary information in order to provide services and support, and they may misappropriate our information and engage in unauthorized use of it. In addition, the failure of these third parties to provide adequate services and technologies, or the failure of the third parties to adequately maintain or update their services and technologies, could result in a disruption to our business operations. Further, disruptions in the financial markets, geopolitical conditions, economic downturns, poor business decisions, or reputational harm may adversely affect our business partners and they may not be able to continue honoring their obligations to us or we may cease our arrangements with them. Alternative arrangements and services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner or vendor.

OPERATIONAL RISKS
Catastrophic events may disrupt our business.
Catastrophic events, including natural disasters, cyber-incidents, power disruptions, pandemics, acts of terrorism or other events have caused, and in the future could cause, outages, disruptions and/or degradations of our infrastructure (including our or our partners’ information technology and network systems), a failure in our ability to conduct normal business operations, or the closure of public spaces in which players engage with our products and services all of which could materially impact our reputation and brand, financial condition and operating results. The health and safety of our employees, players, third-party organizations with whom we partner, or regulatory agencies on which we rely could be also affected, any of which may prevent us from executing against our business strategies and/or cause a decrease in consumer demand for our products and services. We recognize the inherent physical risks associated with climate change. Our business relies on the reliable transmission of energy worldwide and is susceptible to weather-related events that could stress the power grid. System redundancy may be ineffective, and our disaster recovery and business continuity planning may not be sufficient for all eventualities. In addition, our corporate headquarters and several of our key studios also are located in seismically active regions and areas that are vulnerable to other natural disasters and weather events such as wildfires and hurricanes. These catastrophic events could disrupt our business and operations, and/or the businesses and operations of our partners and may cause us to incur additional costs to maintain or resume operations.
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
Our business depends on our ability to attract, train, motivate and retain executive, technical, creative, marketing and other talent that are essential to the development, marketing and support of our products and services. The market for highly-skilled workers and leaders in our industry is extremely competitive, particularly in the geographic locations in which many of our key talent are located. We also engage with talent through contracted services. Our leading position within the interactive entertainment industry makes us a prime target for recruiting our executives, as well as key creative and technical talent. If we cannot successfully recruit, train, motivate, attract and retain qualified talent, develop and maintain a healthy culture, replace key talent following their departure or experience disruption in our contracted services, our reputation, brand and culture may be negatively impacted, products and services may be delayed and our business will be impaired. Our global workforce is primarily non-unionized, but we have unions and works councils outside of the United States. In the United States, there has been an increase in prominence in certain sectors of workers exercising their right to form or join a union. If significant employee populations were to unionize or if we experience labor disruptions, we could experience operational changes that may materially impact our business.

We rely on the consoles, systems and devices of partners who have significant influence over the products and services that we offer in the marketplace.
A significant percentage of our digital net revenue is attributable to sales of products and services through our significant partners, including Sony, Microsoft, Apple and Google. The concentration of a material portion of our digital sales in these partners exposes us to risks associated with these businesses and any deterioration in the businesses of our significant partners could disrupt and harm our business.

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

Moreover, certain significant partners can determine and change unilaterally certain key terms and conditions, including the ability to change their user and developer policies and guidelines and set the rates that we must pay to provide our products and services through their online channels, and change their fee structures or adopt different fee structures for their online channels. These partners also control the information technology systems through which online sales of our products and service are captured. If our partners establish terms that restrict our offerings, significantly impact the financial terms on which these products or services are offered to our customers, or their information technology systems experience outages that impact our players’ ability to access our games or purchase extra content or cause an unanticipated delay in reporting, our business and/or financial results could be materially affected.

LEGAL AND COMPLIANCE RISKS
Government regulations applicable to us may negatively impact our business.

We are a global company subject to various and complex laws and regulations domestically and internationally, including laws and regulations related to consumer protection, protection of minors, online safety, including content moderation and transparency, advertising, information security, intellectual property, competition, sanctions, taxation and tariffs, and employment, among others. Many of these laws and regulations are continuously evolving and developing, and the application to, and impact on, us is uncertain. Enforcement of these laws could harm our business by limiting the products and services we can offer consumers or the manner in which we offer them. The costs of compliance with these laws may increase in the future as a result of changes in applicable laws or changes to interpretation. Any failure on our part to comply with these laws or the application of these laws in an unanticipated manner may harm our business and result in penalties or significant legal liability.

Certain of our business models and features within our products and services are subject to new laws or regulations or evolving interpretations and application of existing laws and regulations. The industry’s adoption of virtual items and virtual currency has prompted calls for new laws and regulations and resulted in the application of existing laws or regulations that have increased scrutiny on these business models and limited or restricted the sale of our products and services in certain territories. We are integrating artificial intelligence technologies into our business and development processes, and it is possible that we could become subject to new regulations, or the interpretation of existing regulations that could negatively impact our operational and financial results. Our products and services allow players to connect with each other and create and share user-generated content. Such interactions and content may be objectionable or offensive and expose us to liability and regulatory oversight, particularly as applicable global laws and regulations are introduced and evolve. New laws related to these business models and features or the interpretation or application of current laws could subject us to additional regulation and oversight, cause us to further limit or restrict the sale of our products and services or otherwise impact our products and services, lessen the engagement with, and growth of, profitable business models, and expose us to increased compliance costs, significant liability, fines, penalties and harm to our reputation and brand.

We are subject to laws in certain foreign countries, and adhere to industry standards in the United States, that mandate rating requirements or set other restrictions on the advertisement, marketing, publication or distribution of interactive entertainment software based on content. In addition, certain foreign countries allow government censorship of interactive entertainment software products or require pre-approval processes of uncertain length before our products and services can be offered. Adoption and enforcement of ratings systems, censorship, restrictions on publication or distribution, and changes to approval processes or the status of any approvals could harm our business by limiting the products we are able to offer to our consumers. In addition, compliance with new and possibly inconsistent regulations for different territories could be costly, delay or prevent the release of our products in those territories.

We are subject to complex and prescriptive regulations, and consumer sensitivity, regarding data privacy practices.

We are subject to global data privacy, data protection, security and consumer-protection laws and regulations. These laws and regulations are emerging and evolving and the interpretation, application and enforcement of these laws and regulations often are uncertain, contradictory and changing. The failure to maintain data practices that are compliant with applicable laws and regulations, or evolving interpretations of applicable laws and regulations, could result in inquiries from enforcement agencies or direct consumer complaints, resulting in civil or criminal penalties, and could adversely impact our reputation and brand. In addition, the operational costs of compliance with these regulations is high and will likely continue to increase. Even if we remain in compliance with applicable laws and regulations, consumer sensitivity to the collection and processing of their personal information continues to increase. Any real or perceived failures in maintaining acceptable data privacy practices, including allowing improper or unauthorized access, acquisition or misuse and/or uninformed disclosure of consumer, employee and other information, or a perception that we do not adequately secure this information or provide consumers with adequate notice about the information that they authorize us to collect and disclose could result in brand, reputational, or other harms to the business, result in costly remedial measures, deter current and potential customers from using our products and services and cause our financial results to be materially affected.

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
International sales are a fundamental part of our business. For our fiscal year ended March 31, 2025, international net revenue comprised 59 percent of our total net revenue, and we expect our international business to continue to account for a significant portion of our total net revenue. As a result of our international sales, and also the denomination of our foreign investments and our cash and cash equivalents in foreign currencies, we are exposed to the effects of fluctuations in foreign currency exchange rates, and volatility in foreign currency exchange rates remains elevated as compared to historic levels. We use foreign currency hedging contracts to mitigate some foreign currency risk. However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. In addition, interest rate volatility can decrease the amount of interest earned on our cash, cash equivalents and short-term investment portfolio.

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
We are subject to taxes in the United States and in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision, tax assets, and accruals for other taxes, and the ultimate tax determination is uncertain for many transactions. Our effective income tax rate is based in part on our corporate operating structure and how we operate our business and develop, value, and use our intellectual property. Taxing authorities in jurisdictions in which we operate have challenged and audited, and may continue to, challenge and audit, our methodologies for calculating our income taxes, which could have a material impact on our effective income tax rate and cash taxes. In addition, our provision for income taxes is materially affected by our profit levels, changes in our business, changes in our geographic mix of earnings, changes in the elections we make, changes in our corporate structure, or changes in applicable accounting rules, as well as other factors.

Changes to enacted U.S. federal, state or international tax laws, as well as changes to interpretations of existing tax laws, particularly in Switzerland, where our international business is headquartered, and actions we have taken in our business with respect to such laws, have affected, and could continue to affect, our effective tax rates and cash taxes, and could cause us to change the way in which we structure our business and result in other costs. For example, the European Union and other countries, including Switzerland, have enacted or have committed to enact global minimum taxes, commonly referred to as Pillar II, as proposed by the Organization for Economic Cooperation and Development, which could impact our provision for income taxes and cash taxes. Our effective tax rate also could be adversely affected by changes in the measurement of our deferred income taxes, including the need for valuation allowances against deferred tax assets. Our valuation allowances, in turn, are impacted by several factors with respect to our business, industry, and the macroeconomic environments, including changing interest rates and tax laws. Significant judgment is involved in determining the amount of valuation allowances, and actual financial results also may differ materially from our current estimates and could have a material impact on our assessments.

We are required to pay taxes other than income taxes, such as payroll, sales, use, value-added, net worth, property, transfer, and goods and services taxes, in both the United States and foreign jurisdictions. Several foreign jurisdictions have introduced new digital services taxes on revenue of companies that provide certain digital services or expanded their interpretation of existing tax laws with regard to other non-income taxes. The guidance about the applicability of these new taxes to our business is limited and significant uncertainty exists as to what will be deemed in scope. If these foreign taxes are applied to us, it could have an adverse and material impact on our business and financial performance.

GENERAL RISKS
Our business is subject to economic, market, public health and geopolitical conditions.
Our business is subject to economic, market, public health and geopolitical conditions, which are beyond our control. The United States and other international economies have experienced cyclical downturns from time to time. Worsening economic conditions, political instability, and political developments in or around any of the countries in which we do business, particularly conditions that negatively impact discretionary consumer spending and consumer demand or increase our operating costs, including conflicts, inflation, slower growth, recession and other macroeconomic conditions have had, and could continue to have, a material adverse impact on our business and operating results. In addition, relations between the United States and countries in which we have operations and sales have been impacted by events such as immigration policies and the adoption or expansion of trade restrictions, including tariffs and economic sanctions, that may have a material impact on our operations and financial results. For example, the imposition of tariffs by the U.S. government on imported goods and any retaliatory tariffs from foreign governments could result in increased costs and uncertainty that may negatively affect global economic conditions and activity and negatively affect our business and the businesses of our partners.

We are particularly susceptible to market conditions and risks associated with the entertainment industry, which, in addition to general macroeconomic downturns, also include the popularity, price and timing of our products and services, changes in consumer demographics, the availability and popularity of other forms of entertainment, and critical reviews and public tastes and preferences, among other factors which may change rapidly and cannot necessarily be predicted.

Our stock price has been volatile and may continue to fluctuate significantly.

The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations. These fluctuations may be due to our operating results or factors specific to our operating results (including those discussed in the risk factors above), changes in securities analysts’ estimates of our future financial performance, ratings or recommendations, the failure of our capital return programs to meet analysts’ and investors’ expectations, the announcement and integration of any acquisitions we may make, departure of key personnel, cyberattacks, or factors largely outside of our control including those affecting interactive gaming, entertainment, and/or technology companies generally, national or international economic conditions, investor sentiment or other factors related or unrelated to our operating performance. In particular, economic downturns may contribute to the public stock markets experiencing extreme price and trading volume volatility. These fluctuations could adversely affect the market price of our common stock.

The market price of our common stock is sensitive to our ability to forecast our financial and operating results and meet these projections and the expectations of analysts and investors. Forecasting future financial and operating results in our industry is inherently challenging, including with respect to products and services that historically have provided relatively stable financial results, such as our live services, annualized sports titles, and our console, PC and mobile catalog titles. The financial projections we may provide to the public, any changes to those projections, or the failure to meet these projections or the expectations of analysts and investors may adversely affect the market price of our common stock.

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

We also regularly test our defenses through penetration and vulnerability testing. We implement controls and procedures designed to mitigate risk with third-party vendors and business partners who have access to confidential and personal information, including by conducting a formalized security risk assessment. Security risks identified in security risk assessments are remediated, and/or formally documented, and in some cases the business relationship may be ended or not pursued. Our employees and certain contractors are required to complete mandatory annual security training. These trainings raise awareness of security practices and educate employees to protect information assets and infrastructure. We consult with outside advisors and experts when appropriate to assist in assessing, identifying and managing cybersecurity risks, including providing an independent analysis of our preparedness, assessing and managing the current risk environment and assisting us in preparing for future threats and trends.

Our Chief Information Security Officer, who reports directly to our Chief Technology Officer, has extensive experience managing information technology and cybersecurity matters and is responsible for assessing and managing cybersecurity risks. Risks associated with cybersecurity are integrated into our overall enterprise-risk assessment and more closely monitored by our information technology security teams. We face ongoing cybersecurity risks that, if realized, could materially impact our business, operations and financial results. During the reporting period, we did not experience any cybersecurity incident that has had, or is reasonably likely to have, a material impact on our operations or financial results. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “We have and may continue to experience security breaches and cyber threats.”

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

PART II
Item 5:     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Holders
There were approximately 574 holders of record of our common stock as of May 8, 2025. In addition, a significant number of beneficial owners of our common stock hold their shares in street name. Our common stock is traded on the Nasdaq Global Select Market under the symbol “EA”.
Dividends
Our quarterly cash dividend was $0.19 per share of common stock in fiscal year 2025. We paid aggregate cash dividends of $199 million during the fiscal year ended March 31, 2025. We currently expect to continue to pay comparable cash dividends on a quarterly basis in the future; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors or a designated Committee of our Board of Directors.
Issuer Purchases of Equity Securities
In May 2024, the Company’s Audit Committee, upon delegation from the Company’s Board of Directors, authorized a new program to repurchase up to $5.0 billion of our common stock. This program expires on May 9, 2027. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares of our common stock under this program and it may be modified, suspended or discontinued at any time. We are actively repurchasing shares under this program.

In February 2025, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman Sachs & Co. LLC., under which we purchased an aggregate of $1.0 billion of our common stock as part of the May 2024 repurchase program. Final settlement of the ASR Agreement occurred on April 25, 2025. Refer to Note 15 to our Consolidated Financial Statements for additional details on the ASR Agreement.
The following table summarizes the number of shares repurchased in the fourth quarter of the fiscal year ended March 31, 2025:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
December 29, 2024 - January 25, 2025	723,537	$142.12	723,537	$3,925
January 26, 2025 - February 22, 2025
Accelerated share repurchases(1)	6,131,678	$—	6,131,678	$2,925
Open market share repurchases	930,914	$125.38	930,914	$2,808
February 23, 2025 - March 29, 2025
Accelerated share repurchases(1)	836,443	$—	836,443	$2,808
Open market share repurchases	1,130,049	$137.74	1,130,049	$2,652
	9,752,621		9,752,621
(1)Subsequent to March 31, 2025, we settled the ASR Agreement, which resulted in total repurchases of 7.4 million shares of our common stock at an average price of $135.05.

Stock Performance Graph
The following information shall not be deemed to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, as amended, except to the extent that we specifically incorporate it by reference into a filing.
The following graph shows a five-year comparison of cumulative total returns during the period from March 31, 2020 through March 31, 2025, for our common stock, the S&P 500 Index (to which EA was added in July 2002), the Nasdaq Composite Index, and the RDG Technology Composite Index, each of which assumes an initial value of $100. Each measurement point is as of the end of each fiscal year. The performance of our stock depicted in the following graph is not necessarily indicative of the future performance of our stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
3/20
3/21
3/22
3/23
3/24
3/25
Electronic Arts Inc.
S&P 500
NASDAQ Composite
RDG Technology Composite

*	Based on $100 invested on March 31, 2020 in stock or index, including reinvestment of dividends.

	March 31,
	2020	2021	2022	2023	2024	2025
Electronic Arts Inc.	$100	$135	$127	$122	$135	$148
S&P 500 Index	100	156	181	167	217	235
Nasdaq Composite Index	100	173	187	162	219	233
RDG Technology Composite Index	100	170	183	166	206	221

Item 6:     [Reserved]

Item 7:     Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the fiscal year ended March 31, 2025, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K, including in the “Business” section and the “Risk Factors” above, the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” or the Consolidated Financial Statements and related Notes.
About Electronic Arts
Electronic Arts is a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and services that can be experienced on game consoles, PCs, and mobile devices. We create innovative games and experiences that deliver high-quality interactive entertainment and drive engagement across our global network of hundreds of millions of players. Through our live services offerings, we offer high-quality experiences designed to provide value to players and extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our full games. We are focusing on building games and experiences that grow the global online communities around our key franchises; deepening engagement through connecting interactive storytelling to key intellectual property; and harnessing our communities to grow in, around, and beyond our games.
Financial Results
Our key financial results for our fiscal year ended March 31, 2025 were as follows:
•Total net revenue was $7,463 million, down 1 percent year-over-year.
•Live services and other net revenue was $5,461 million, down 2 percent year-over-year.
•Gross margin was 79.3 percent, up 2 percentage points year-over-year.
•Operating expenses were $4,400 million, up 2 percent year-over-year.
•Operating income was $1,520 million, flat year-over-year.
•Net income was $1,121 million with diluted earnings per share of $4.25.
•Net cash provided by operating activities was $2,079 million, down 10 percent year-over-year.
•Total cash, cash equivalents and short-term investments were $2,248 million.
•We returned $2,699 million to stockholders through our capital return programs, repurchasing 17.6 million shares for approximately $2,500 million and returning $199 million through our quarterly cash dividend program.

Trends in Our Business
Live Services Business. We offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our full games and free-to-play games. Our net revenue attributable to live services and other was $5,461 million, $5,547 million, and $5,489 million for fiscal years 2025, 2024, and 2023, respectively, and we expect that live services net revenue will continue to be material to our business. Within live services and other, net revenue attributable to extra content was $4,365 million, $4,463 million, and $4,277 million for fiscal years 2025, 2024, and 2023, respectively. Growth in live services net revenue, including extra content may not be linear due to the competitive landscape, consumer buying patterns, and other factors. Our most popular live services are the extra content in the Ultimate Team mode associated with our sports franchises. Ultimate Team allows players to collect current and former players in order to build and compete as a personalized team. Live services net revenue generated from extra content purchased within Ultimate Team, a substantial portion of which was derived from FC Ultimate Team, is material to our business.
Digital Delivery of Games. In our industry, players increasingly purchase games digitally as opposed to purchasing physical discs. While this trend, as applied to our business, may not be linear due to a mix of products during a fiscal year, consumer buying patterns and other factors, over time we expect players to continue to purchase a higher proportion of our games digitally. As a result, we expect net revenue attributable to digital full game downloads to increase over time and net revenue attributable to sales of packaged goods to decrease.

Our net revenue attributable to digital full game downloads was $1,478 million, $1,343 million, and $1,262 million during fiscal years 2025, 2024, and 2023, respectively; while our net revenue attributable to packaged goods sales was $524 million,

$672 million, and $675 million in fiscal years 2025, 2024, and 2023, respectively. In addition, as measured based on total units sold on Microsoft’s Xbox One and Xbox Series X and Sony’s PlayStation 4 and 5 rather than by net revenue, we estimate that 78 percent, 73 percent, and 68 percent of our total units sold during fiscal years 2025, 2024, and 2023, were sold digitally. Digital full game units are based on sales information provided by Microsoft and Sony; packaged goods units sold through are estimated by obtaining data from significant retail and distribution partners in North America, Europe and Asia, and applying internal sales estimates with respect to retail partners from which we do not obtain data. We believe that these percentages are reasonable estimates of the proportion of our games that are digitally downloaded in relation to our total number of units sold for the applicable period of measurement.
Increases in consumer adoption of digital purchase of games combined with increases in our live services revenue generally results in expansion of our gross margin, as costs associated with selling a game digitally are generally less than selling the same game through traditional retail and distribution channels.
Increased Competition. Competition in our business is intense. Our competitors range from established interactive entertainment companies to emerging start-ups. In addition, we compete with large, diversified companies that have strengthened their interactive entertainment capabilities. Our competitors have access to certain resources such as larger budgets, tools, technologies, or IP portfolios that can lead to greater consumer success and shift player time and engagement away from our products and services. In addition, our leading position within the interactive entertainment industry makes us a prime target for recruiting our executives, as well as key creative and technical talent, resulting in retention challenges and increased cost to retain and incentivize our key people.
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
The following is a calculation of our total net bookings for the periods presented:

	Year Ended March 31,
(In millions)	2025	2024
Net revenue	$7,463	$7,562
Change in deferred net revenue (online-enabled games)	(108)	(132)
Net bookings	$7,355	$7,430
Net bookings were $7,355 million for fiscal year 2025 primarily driven by sales related to our global football, American football, and The Sims franchises. Net bookings decreased $75 million or 1 percent as compared to fiscal year 2024 primarily due to the prior year release of Star Wars Jedi: Survivor, a year-over-year decrease in sales of extra content for Apex Legends, and a year-over-year decrease in sales related to our global football franchise, partially offset by increased sales from our American football franchises, driven by EA SPORTS College Football 25, and the release of Split Fiction. Live services and other net bookings were $5,338 million for fiscal year 2025, and decreased $87 million or 2 percent as compared to fiscal year 2024. The decrease in live services and other net bookings was due primarily to decreased sales of extra content from Apex Legends and from Ultimate Team within our global football franchise, partially offset by increased sales of extra content from Ultimate Team within our American football franchises, driven by EA SPORTS College Football 25, and global football mobile extra content sales. Full game net bookings were $2,017 million for fiscal year 2025, and increased $12 million or less than 1 percent as compared to fiscal year 2024 primarily due to a year-over-year increase in sales of our American football franchises, driven by EA SPORTS College Football 25, and the releases of Split Fiction and Dragon Age: The Veilguard, partially offset by the prior year release of Star Wars Jedi: Survivor, legacy FIFA titles within our global football franchise, and softness in EA SPORTS FC 25 full game sales.

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
Revenue Recognition
We derive revenue principally from sales of our games, and related extra content and services that can be experienced on game consoles, PCs, and mobile devices. Our product and service offerings include, but are not limited to, the following:
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
Every quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. Our Swiss deferred tax asset realizability analysis relies upon future Swiss taxable income, and considers all available sources of Swiss income based on positive and negative evidence. We give more weight to evidence that can be objectively verified. However, estimating future Swiss taxable income requires judgment, specifically related to assumptions about expected growth rates of future Swiss taxable income, which are based primarily on third party market and industry growth data. Actual results that differ materially from those estimates could have a material impact on our valuation allowance assessment. Swiss interest rates have an impact on the valuation allowance and are based on published Swiss guidance, which generally occurs in the fourth quarter of our fiscal year. Any significant changes to such interest rates could result in a material impact to the valuation allowance and to our Consolidated Financial Statements. We have adjusted our valuation allowance for changes in the published interest rates in the past and we may do so again in the future. Switzerland has a seven-year carryforward period and does not permit the carry back of losses. Actions we take in connection with acquisitions could also impact the utilization of our Swiss deferred tax asset.
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
IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
The information under the subheading “Recently Issued Accounting Standards” in Note 1 — Description of Business and Basis of Presentation to the Consolidated Financial Statements in this Form 10-K is incorporated by reference into this Item 7.

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ended March 31, 2025 contained 52 weeks and ended on March 29, 2025. Our results of operations for the fiscal year ended March 31, 2024 contained 52 weeks and ended on March 30, 2024. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

Net Revenue
Net revenue consists of sales generated from (1) full games sold as digital downloads or as packaged goods and designed for play on game consoles and PCs, (2) live services which primarily includes sales of extra content for console, PC, and mobile games, (3) subscriptions that generally offer access to a selection of full games, in-game content, online services and other benefits, and (4) licensing our games to third parties to distribute and host our games and content.
Comparison of Fiscal Year 2025 to Fiscal Year 2024
Net Revenue
Net revenue for fiscal year 2025 was $7,463 million, primarily driven by sales related to our global football and American football franchises, Apex Legends, and The Sims 4. Net revenue for fiscal year 2025 decreased $99 million, as compared to fiscal year 2024. This decrease was driven by a $789 million decrease in net revenue primarily due to decreased sales of extra content for Apex Legends and the prior year release of Star Wars Jedi: Survivor, partially offset by a $690 million increase in net revenue primarily from our American football franchises, driven by EA SPORTS College Football 25.

Net Revenue by Composition
Our net revenue by composition for fiscal years 2025 and 2024 was as follows (in millions):

	Year Ended March 31,
	2025	2024	$ Change	% Change
Net revenue:
Full game downloads	$1,478	$1,343	$135	10%
Packaged goods	524	672	(148)	(22)%
Full game	$2,002	$2,015	$(13)	(1)%

Live services and other	$5,461	$5,547	$(86)	(2)%
Total net revenue	$7,463	$7,562	$(99)	(1)%

Full Game Net Revenue
Full game net revenue includes full game downloads and packaged goods. Full game downloads primarily include revenue from digital sales of full games on console, PC, and certain licensing revenue. Packaged goods primarily includes revenue from full games that are sold physically to mass market retailers, specialty stores and through distribution arrangements.
Full game net revenue for fiscal year 2025 was $2,002 million, primarily driven by EA SPORTS FC 25, EA SPORTS College Football 25, EA SPORTS FC 24, and EA SPORTS Madden NFL 25. Full game net revenue for fiscal year 2025 decreased $13 million, or 1 percent, as compared to fiscal year 2024. This decrease was primarily driven by the prior year release of Star Wars Jedi: Survivor, and legacy FIFA titles within our global football franchise, partially offset by our American football franchises driven by EA SPORTS College Football 25 and our EA SPORTS FC franchise.

Live Services and Other Net Revenue
Live services and other net revenue primarily includes revenue from sales of extra content for console, PC, and mobile games, certain licensing revenue, subscriptions, and advertising.
Live services and other net revenue for fiscal year 2025 was $5,461 million, primarily driven by sales of extra content for our global football and American football franchises, Apex Legends, and The Sims 4. Live services and other net revenue for fiscal year 2025 decreased $86 million, or 2 percent, as compared to fiscal year 2024. This decrease was primarily driven by decreased sales of extra content for Apex Legends and from sunset mobile titles, partially offset by an increase in net revenue primarily driven by sales of extra content for Ultimate Team within our American football and global football franchises
Cost of Revenue
Cost of revenue consists of (1) certain royalty expenses for sports organizations, movie studios, independent software developers, and others (2) mobile platform fees associated with our mobile revenue (for transactions in which we are acting as the principal in the sale to the end customer), (3) data center, bandwidth and server costs associated with hosting our online games and websites, (4) inventory costs, including manufacturing royalties, (5) payment processing fees, (6) amortization and impairments of certain intangible assets, and (7) personnel-related costs.
Cost of revenue for fiscal years 2025 and 2024 was as follows (in millions):

March 31, 2025	% of Net Revenue	March 31, 2024	% of Net Revenue	% Change	Change as a % of Net Revenue
$1,543	21%	$1,710	23%	(10)%	(2)%
Cost of revenue decreased by $167 million, and by 2 percent as a percentage of total net revenue, during fiscal year 2025 as compared to fiscal year 2024. The decrease was primarily due to a year-over-year decrease in product related and royalty costs associated with our EA SPORTS FC franchise, a decrease in platform and online hosting fees, and a decrease in acquisition-related intangible asset amortization and impairment, partially offset by a net increase in royalty costs due to the mix of sales from other royalty bearing titles.
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
Research and development expenses for fiscal years 2025 and 2024 were as follows (in millions):

March 31, 2025	% of Net Revenue	March 31, 2024	% of Net Revenue	$ Change	% Change
$2,569	34%	$2,420	32%	$149	6%
Research and development expenses increased by $149 million, or 6 percent, in fiscal year 2025, as compared to fiscal year 2024. This increase was primarily due to a $67 million increase in personnel-related costs as part of our continued investment in our studios, a $39 million increase in stock-based compensation, and an $11 million increase in contracted services.
Marketing and Sales
Marketing and sales expenses consist of advertising, marketing and promotional expenses, personnel-related costs, and related overhead costs, net of qualified advertising cost reimbursements from third parties.
Marketing and sales expenses for fiscal years 2025 and 2024 were as follows (in millions):

March 31, 2025	% of Net Revenue	March 31, 2024	% of Net Revenue	$ Change	% Change
$962	13%	$1,019	13%	$(57)	(6)%
Marketing and sales expenses decreased by $57 million, or 6 percent, in fiscal year 2025, as compared to fiscal year 2024. This decrease was primarily due to a decrease in advertising and promotional spending related to Star Wars Jedi: Survivor, and Apex Legends, partially offset by an increase in advertising and promotional spending related to the release of Dragon Age: The Veilguard in fiscal year 2025.
General and Administrative

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology (“IT”), related overhead costs, fees for professional services, and allowances for doubtful accounts.
General and administrative expenses for fiscal years 2025 and 2024 were as follows (in millions):

March 31, 2025	% of Net Revenue	March 31, 2024	% of Net Revenue	$ Change	% Change
$745	10%	$691	9%	$54	8%
General and administrative expenses increased by $54 million, or 8 percent, in fiscal year 2025, as compared to fiscal year 2024. This increase was primarily due to a $20 million increase in personnel-related costs, a $9 million increase in stock-based compensation, and a $13 million increase in IT and facility-related costs.
Income Taxes
Provision for income taxes for fiscal years 2025 and 2024 was as follows (in millions):

March 31, 2025	Effective Tax Rate	March 31, 2024	Effective Tax Rate
$484	30.2%	$316	19.9%
Our effective tax rate for the fiscal year ended March 31, 2025 was 30.2 percent as compared to 19.9 percent in fiscal year 2024.
During the fiscal year ended March 31, 2025, we recognized a $51 million tax charge to increase the valuation allowance on Swiss deferred tax assets as a result of various factors including our business operations, geographical income mix, and an increase in the Swiss interest rates. Excluding the effect of the change in valuation allowance, the effective tax rate for fiscal year 2025 would have been 27.0 percent.
During the fiscal year ended March 31, 2024, we recognized a $92 million tax benefit to remeasure our Swiss deferred tax assets as a result of an increase in the Swiss statutory tax rate. In addition, we recognized a lower period cost for U.S. tax on our non-U.S. earnings, including a cumulative one-time benefit, due to R&D capitalization guidance issued by the U.S. Treasury during the fiscal year. Excluding the effects of these items, the effective tax rate for fiscal year 2024 would have been 26.7 percent.
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
Comparison of Fiscal Year 2024 to Fiscal Year 2023
For the comparison of fiscal year 2024 to fiscal year 2023, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for our fiscal year ended March 31, 2024, filed with the SEC on May 22, 2024 under the subheading “Comparison of Fiscal Year 2024 to Fiscal Year 2023.”

LIQUIDITY AND CAPITAL RESOURCES

	As of March 31,
(In millions)	2025	2024	Increase/(Decrease)
Cash and cash equivalents	$2,136	$2,900	$(764)
Short-term investments	112	362	(250)
Total	$2,248	$3,262	$(1,014)
Percentage of total assets	18%	24%

	Year Ended March 31,
(In millions)	2025	2024	Change
Net cash provided by operating activities	$2,079	$2,315	$(236)
Net cash provided by (used in) investing activities	37	(207)	244
Net cash used in financing activities	(2,863)	(1,624)	(1,239)
Effect of foreign exchange on cash and cash equivalents	(17)	(8)	(9)
Net increase (decrease) in cash and cash equivalents	$(764)	$476	$(1,240)
For the comparison of fiscal year 2024 to fiscal year 2023, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for our fiscal year ended March 31, 2024, filed with the SEC on May 22, 2024 under the subheading “Liquidity and Capital Resources.”
Changes in Cash Flow
Operating Activities. Net cash provided by operating activities decreased by $236 million during fiscal year 2025, as compared to fiscal year 2024, primarily driven by lower cash collections from sales and higher cash payments for income taxes, partially offset by lower royalty, marketing, and advertising payments.
Investing Activities. Net cash provided by investing activities increased by $244 million during fiscal year 2025, as compared to fiscal year 2024, primarily driven by a $203 million decrease in the purchase of short-term investments and a $63 million increase in proceeds from maturities and sales of short-term investments, partially offset by a $22 million increase in capital expenditures.
Financing Activities. Net cash used in financing activities increased by $1,239 million during fiscal year 2025, as compared to fiscal year 2024, primarily due to a $1,208 million increase in common stock repurchases and excise tax payments, and a $38 million increase in cash paid to taxing authorities in connection with withholding taxes for stock-based compensation.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of March 31, 2025, our short-term investments had net unrealized gains of less than $1 million or less than 1 percent of total short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.
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

Credit Facility
On March 22, 2023, we entered into a $500 million unsecured revolving credit facility (the "Credit Facility") with a syndicate of banks. The Credit Facility terminates on March 22, 2028 unless the maturity is extended in accordance with its terms. As of March 31, 2025, no amounts were outstanding. The Credit Facility contains an option to arrange with existing lenders and/or new lenders to provide up to an aggregate of $500 million in additional commitments for revolving loans. Proceeds of loans made under the Credit Facility may be used for general corporate purposes. See Note 12 — Financing Arrangements to the Consolidated Financial Statements in this Form 10-K as it relates to our Credit Facility, which is incorporated by reference into this Item 7.
Financial Condition
Our material cash requirements, including commitments for capital expenditure, as of March 31, 2025 are set forth in our Note 14 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-K, which is incorporated by reference into this Item 7. We expect capital expenditures to be approximately $225 million in fiscal year 2026 primarily due to investments in hardware, software, and real estate. We believe that our cash, cash equivalents, short-term investments, cash generated from operations and available financing facilities will be sufficient to meet these material cash requirements, which include licensing intellectual property from sports organizations and players associations used in our EA SPORTS titles and third-party content, debt repayment obligations of $1.9 billion, and to fund our operating requirements for the next 12 months and beyond. Our operating requirements include working capital requirements, capital expenditures, our capital return programs, and potentially, future acquisitions or strategic investments. We may choose at any time to raise additional capital to repay debt, strengthen our financial position, facilitate expansion, repurchase our stock, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.
During fiscal year 2025, we returned $2,699 million to stockholders through our capital return programs, repurchasing 17.6 million shares for approximately $2,500 million and returning $199 million through our quarterly cash dividend program.
Our foreign subsidiaries are generally subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of March 31, 2025, approximately $1.1 billion of our cash and cash equivalents were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.
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
As of March 31, 2025, we did not have any off-balance sheet arrangements.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of March 31, 2025, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $241 million or $481 million, respectively. As of March 31, 2025, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses in the Consolidated Statements of Operations on our foreign currency forward contracts used in balance sheet hedging of $109 million or $217 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in the same manner and actual results may differ materially. See Note 5 — Derivative Financial Instruments to the Consolidated Financial Statements in this Form 10-K as it relates to our derivative financial instruments, which is incorporated by reference into this Item 7A.

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
As of March 31, 2025, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with changes in fair value, including unrealized gains and unrealized losses not related to credit losses, reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.
Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Changes in interest rates affect the fair value of our short-term investment portfolio. To provide a meaningful assessment of the interest rate risk associated with our short-term investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio assuming a 150 basis point parallel shift in the yield curve. As of March 31, 2025, a hypothetical 150 basis point increase in interest rates would have resulted in a $1 million, or 1 percent decrease in the fair market value of our short-term investments.

Item 8:     Financial Statements and Supplementary Data

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)	March 31, 2025	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,136	$2,900
Short-term investments	112	362
Receivables, net	679	565
Other current assets	349	420
Total current assets	3,276	4,247
Property and equipment, net	586	578
Goodwill	5,376	5,379
Acquisition-related intangibles, net	293	400
Deferred income taxes, net	2,420	2,380
Other assets	417	436
TOTAL ASSETS	$12,368	$13,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued, and other current liabilities	$1,359	$1,276
Deferred net revenue (online-enabled games)	1,700	1,814
Senior notes, current, net	400	—
Total current liabilities	3,459	3,090
Senior notes, net	1,484	1,882
Income tax obligations	594	497
Other liabilities	445	438
Total liabilities	5,982	5,907
Commitments and contingencies (See Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 252 and 266 shares issued and outstanding, respectively	3	3
Additional paid-in capital	—	—
Retained earnings	6,470	7,582
Accumulated other comprehensive income (loss)	(87)	(72)
Total stockholders’ equity	6,386	7,513
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,368	$13,420

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(In millions, except per share data)	2025	2024	2023
Net revenue	$7,463	$7,562	$7,426
Cost of revenue	1,543	1,710	1,792
Gross profit	5,920	5,852	5,634
Operating expenses:
Research and development	2,569	2,420	2,328
Marketing and sales	962	1,019	978
General and administrative	745	691	727
Amortization and impairment of intangibles	67	142	158
Restructuring (See Note 8)	57	62	111
Total operating expenses	4,400	4,334	4,302
Operating income	1,520	1,518	1,332
Interest and other income (expense), net	85	71	(6)
Income before provision for income taxes	1,605	1,589	1,326
Provision for income taxes	484	316	524
Net income	$1,121	$1,273	$802
Earnings per share:
Basic	$4.28	$4.71	$2.90
Diluted	$4.25	$4.68	$2.88
Number of shares used in computation:
Basic	262	270	277
Diluted	264	272	278

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
(In millions)	2025	2024	2023
Net income	$1,121	$1,273	$802
Other comprehensive income (loss), net of tax:
Net gains (losses) on available-for-sale securities	—	1	2
Net gains (losses) on derivative instruments	1	(3)	(34)
Foreign currency translation adjustments	(16)	(3)	(50)
Total other comprehensive income (loss), net of tax	(15)	(5)	(82)
Total comprehensive income	$1,106	$1,268	$720

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2022	280,051	$3	$—	$7,607	$15	$7,625
Total comprehensive income (loss)	—	—	—	802	(82)	720
Stock-based compensation	—	—	548	—	—	548
Issuance of common stock	3,311	—	(95)	—	—	(95)
Common stock repurchases	(10,448)	—	(453)	(842)	—	(1,295)
Cash dividends declared ($0.76 per common share)	—	—	—	(210)	—	(210)
Balances as of March 31, 2023	272,914	$3	$—	$7,357	$(67)	$7,293
Total comprehensive income (loss)	—	—	—	1,273	(5)	1,268
Stock-based compensation	—	—	584	—	—	584
Issuance of common stock	3,496	—	(119)	—	—	(119)
Common stock repurchases and excise tax	(9,995)	—	(465)	(843)	—	(1,308)
Cash dividends declared ($0.76 per common share)	—	—	—	(205)	—	(205)
Balances as of March 31, 2024	266,415	$3	$—	$7,582	$(72)	$7,513
Total comprehensive income (loss)	—	—	—	1,121	(15)	1,106
Stock-based compensation	—	—	642	—	—	642
Issuance of common stock	3,532	—	(156)	—	—	(156)
Common stock repurchases and excise tax	(17,632)	—	(486)	(2,034)	—	(2,520)
Cash dividends declared ($0.76 per common share)	—	—	—	(199)	—	(199)
Balances as of March 31, 2025	252,315	$3	$—	$6,470	$(87)	$6,386

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In millions)	2025	2024	2023
OPERATING ACTIVITIES
Net income	$1,121	$1,273	$802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and impairment	356	404	536
Stock-based compensation	642	584	548
Change in assets and liabilities:
Receivables, net	(115)	119	(34)
Other assets	40	148	(103)
Accounts payable, accrued, and other liabilities	190	(208)	144
Deferred income taxes, net	(41)	82	(221)
Deferred net revenue (online-enabled games)	(114)	(87)	(122)
Net cash provided by operating activities	2,079	2,315	1,550
INVESTING ACTIVITIES
Capital expenditures	(221)	(199)	(207)
Proceeds from maturities and sales of short-term investments	695	632	395
Purchase of short-term investments	(437)	(640)	(405)
Net cash provided by (used in) investing activities	37	(207)	(217)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	78	77	80
Cash dividends paid	(199)	(205)	(210)
Cash paid to taxing authorities for shares withheld from employees	(234)	(196)	(175)
Common stock repurchases and excise taxes paid	(2,508)	(1,300)	(1,295)
Net cash used in financing activities	(2,863)	(1,624)	(1,600)
Effect of foreign exchange on cash and cash equivalents	(17)	(8)	(41)
Increase (decrease) in cash and cash equivalents	(764)	476	(308)
Beginning cash and cash equivalents	2,900	2,424	2,732
Ending cash and cash equivalents	$2,136	$2,900	$2,424
Supplemental cash flow information:
Cash paid during the year for income taxes, net	$404	$300	$583
Cash paid during the year for interest	56	56	56
Non-cash investing activities:
Change in accrued capital expenditures	$—	$25	$(3)

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Electronic Arts is a global leader in digital interactive entertainment. We develop, market, publish and deliver games, content and services that can be experienced on game consoles, PCs, and mobile devices. We create innovative games and experiences that deliver high-quality interactive entertainment and drive engagement across our global network of hundreds of millions of players. Through our live services offerings, we offer high-quality experiences designed to provide value to players and extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our full games. We are focusing on building games and experiences that grow the global online communities around our key franchises; deepening engagement through connecting interactive storytelling to key intellectual property; and harnessing our communities to grow in, around, and beyond our games.

Consolidation
The accompanying Consolidated Financial Statements include the accounts of Electronic Arts Inc. and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ended March 31, 2025 contained 52 weeks and ended on March 29, 2025. Our results of operations for the fiscal years ended March 31, 2024 and 2023, each contained 52 weeks and ended on March 30, 2024 and April 1, 2023, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update expand annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. We adopted ASU 2023-07 in the fourth quarter of fiscal year 2025. The adoption did not have a material impact on our Consolidated Financial Statements. See Note 18 — Segment and Revenue Information to the Consolidated Financial Statements for further detail.
Recently Issued Accounting Standards
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
Our short-term investments are evaluated for allowances and impairment quarterly. For investments in an unrealized loss position, we consider various factors in determining whether we should recognize an allowance for expected credit losses or an impairment charge, including the credit quality of the issuer, changes to the rating of the security by rating agencies, the extent to which fair value is less than amortized cost, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and any contractual terms impacting the prepayment or settlement process, among other factors. We recognize an allowance for credit losses, up to the amount of unrealized loss when appropriate, and write down the amortized cost basis of the investment if we intend to, or it is more likely than not we will be required to, sell the investment before the recovery of its amortized cost basis. Allowances for credit losses and write-downs are recognized in our Consolidated Statements of Operations, and unrealized losses not related to credit losses are recognized in other comprehensive income (loss). Based on our evaluation, we did not recognize an allowance for credit losses, nor did we recognize any impairments, as of March 31, 2025 and 2024.
Property and Equipment, Net
Property and equipment, net, are stated at cost. Depreciation is calculated using the straight-line method over the following useful lives:

Buildings	20 to 25 years
Computer equipment and software	2 to 6 years
Equipment, furniture and fixtures, and other	3 to 5 years
Leasehold improvements	Lesser of the lease term or the estimated useful lives of the improvements, ranging from 1 to 14 years
We capitalize costs associated with internal-use software development once a project has reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the software, and payroll and payroll-related expenses for employees who are directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. Once internal-use software is ready for its intended use, the assets are depreciated on a straight-line basis over each asset’s estimated useful life, which is generally three years. We also capitalize costs associated with the purchase of possessable internal-use software licenses in the period we obtain control of the licenses. The net book value of capitalized costs associated with internal-use software was $105 million and $93 million as of March 31, 2025 and 2024, respectively.

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
Goodwill Impairment
In assessing impairment on our goodwill, we first analyze qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a goodwill impairment test. The qualitative factors we assess include long-term prospects of our performance, share price trends and market capitalization, and Company specific events. If we conclude it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, we do not need to perform an impairment test. If based on that assessment, we believe it is more likely than not that the fair value of the reporting unit is less than its carrying value we will measure goodwill for impairment by applying fair value-based tests at the reporting unit level. Reporting units are determined by the components of operating segments that constitute a business for which (1) discrete financial information is available, (2) segment management regularly reviews the operating results of that component, and (3) whether the component has dissimilar economic characteristics to other components. As of March 31, 2025, we have only one reportable segment, which represents our only operating segment.
Revenue Recognition
We derive revenue principally from sales of our games, and related extra content and services that can be experienced on game consoles, PCs, and mobile devices. Our product and service offerings include, but are not limited to, the following:
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

Sales Returns and Price Protection Reserves

Sales returns and price protection are considered variable consideration. We reduce revenue for estimated future returns and price protection which may occur with our distributors and retailers (“channel partners”). Price protection represents our practice to provide our channel partners with a credit allowance to lower their wholesale price on a particular game unit that they have not resold to customers. The amount of the price protection for permanent markdowns is the difference between the old wholesale price and the new reduced wholesale price. Credits are also given for short-term promotions that temporarily reduce the wholesale price. In certain countries we also have a practice for allowing channel partners to return older products in the channel in exchange for a credit allowance.

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
Concentration of Credit Risk and Significant Customers
We extend credit to various customers. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. Although we generally do not require collateral, we perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. Invoices are aged based on contractual terms with our customers. The provision for doubtful accounts is recorded as a charge to general and administrative expense when a potential loss is identified. Losses are written off against the allowance when the receivable is determined to be uncollectible. At March 31, 2025, we had two customers who accounted for approximately 35 percent and 28 percent of our consolidated gross receivables, respectively. At March 31, 2024, we had two customers who accounted for approximately 32 percent and 27 percent of our consolidated gross receivables, respectively.
A majority of our sales are made via digital resellers, channel and platform partners. During the fiscal years 2025, 2024, and 2023, approximately 88 percent, 80 percent, and 81 percent, respectively, of our net revenue was derived from our top ten customers and/or platform partners.
Currently, a majority of our revenue is derived through sales of products and services playable on hardware consoles from Sony and Microsoft. For the fiscal years ended March 31, 2025, 2024, and 2023, our net revenue for products and services on Sony’s PlayStation 4 and 5, and Microsoft’s Xbox One and Series X consoles (combined across all four platforms) was approximately 62 percent, 59 percent, and 58 percent, respectively. These platform partners have significant influence over the products and services that we offer on their platforms.
Short-term investments are placed with high quality financial institutions or in short-duration, investment-grade securities. We limit the amount of credit exposure in any one financial institution or type of investment instrument.

Royalties and Licenses
Royalty-based obligations with content licensors and distribution affiliates are either paid in advance and capitalized as prepaid royalties or are accrued as incurred and subsequently paid. For contracts with guaranteed minimums, these royalty-based obligations are generally expensed to cost of revenue at the greater of the contractual rate or an effective royalty rate based on the total projected net revenue. Prepayments made to thinly capitalized independent software developers and co-publishing affiliates are generally made in connection with the development of a particular product, and therefore, we are subject to development risk prior to the release of the product. Accordingly, payments that are due prior to completion of a product are generally expensed to research and development over the development period as the services are incurred. Payments due after completion of the product (primarily royalty-based in nature) are generally expensed as cost of revenue.
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
Advertising Costs
We generally expense advertising costs as incurred, except for production costs associated with media campaigns, which are recognized as prepaid assets (to the extent paid in advance) and expensed at the first run of the advertisement. We are reimbursed by our vendors for certain advertising costs incurred by us that benefit our vendors. Such amounts are recognized as a reduction of marketing and sales expense if the advertising (1) is specific to the vendor, (2) represents an identifiable benefit to us, and (3) represents an incremental cost to us. For the fiscal years ended March 31, 2025, 2024, and 2023, advertising expense, net of vendor reimbursements, totaled approximately $289 million, $375 million, and $348 million, respectively.
Software Development Costs
Research and development costs, which consist primarily of software development costs, are expensed as incurred. We are required to capitalize software development costs incurred for computer software to be sold, leased or otherwise marketed after technological feasibility of the software is established or for development costs that have alternative future uses. Under our current practice of developing games, the technological feasibility of the underlying software is not established until substantially all product development and testing is complete, which generally includes the development of a working model. Software development costs that have been capitalized to date have been insignificant.
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
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Net gains (losses) on foreign currency transactions of $(29) million, $(10) million, and $31 million for the fiscal years ended March 31, 2025, 2024, and 2023, respectively, are included in interest and other income (expense), net, in our Consolidated Statements of Operations. These net gains (losses) on foreign currency transactions are partially offset by net gains (losses) on our foreign currency forward contracts of $45 million, $12 million, and $(29) million for the fiscal years ended March 31, 2025, 2024, and 2023, respectively. See Note 5 for additional information on our foreign currency forward contracts.

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
Every quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. Our Swiss deferred tax asset realizability analysis relies upon future Swiss taxable income, and considers all available sources of Swiss income based on positive and negative evidence. We give more weight to evidence that can be objectively verified. However, estimating future Swiss taxable income requires judgment, specifically related to assumptions about expected growth rates of future Swiss taxable income, which are based primarily on third party market and industry growth data. Actual results that differ materially from those estimates could have a material impact on our valuation allowance assessment. Although objectively verifiable, Swiss interest rates have an impact on the valuation allowance and are based on published Swiss guidance. Any significant changes to such interest rates could result in a material impact to the valuation allowance. Switzerland has a seven-year carryforward period and does not permit the carry back of losses. Actions we take in connection with acquisitions could also impact the utilization of our Swiss deferred tax asset.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2025 and 2024, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2025	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$58	$58	$—	$—	Cash equivalents
Money market funds	904	904	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	46	—	46	—	Short-term investments
U.S. Treasury securities	12	12	—	—	Short-term investments
Foreign government securities	4	—	4	—	Short-term investments
Asset-backed securities	50	—	50	—	Short-term investments
Foreign currency derivatives	28	—	28	—	Other current assets and other assets
Deferred compensation plan assets (a)	36	36	—	—	Other assets
Total assets at fair value	$1,138	$1,010	$128	$—
Liabilities
Foreign currency derivatives	$26	$—	$26	$—	Accounts payable, accrued, and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	36	36	—	—	Other liabilities
Total liabilities at fair value	$62	$36	$26	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2024	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$58	$58	$—	$—	Cash equivalents
Money market funds	1,038	1,038	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	130	—	130	—	Short-term investments
U.S. Treasury securities	95	95	—	—	Short-term investments
U.S. agency securities	9	—	9	—	Short-term investments
Commercial paper	74	—	74	—	Short-term investments and cash equivalents
Foreign government securities	8	—	8	—	Short-term investments
Asset-backed securities	41	—	41	—	Short-term investments
Certificates of deposit	13	—	13	—	Short-term investments
Foreign currency derivatives	29	—	29	—	Other current assets and other assets
Deferred compensation plan assets (a)	30	30	—	—	Other assets
Total assets at fair value	$1,525	$1,221	$304	$—
Liabilities
Foreign currency derivatives	$20	$—	$20	$—	Accounts payable, accrued, and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	31	31	—	—	Other liabilities
Total liabilities at fair value	$51	$31	$20	$—
(a)The Deferred Compensation Plan consists of various mutual funds. See Note 15 for additional information regarding our Deferred Compensation Plan.

(4) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of March 31, 2025 and 2024, our cash and cash equivalents were $2,136 million and $2,900 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.
Short-Term Investments
Short-term investments consisted of the following as of March 31, 2025 and 2024 (in millions):

	As of March 31, 2025				As of March 31, 2024
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$46	$—	$—	$46	$130	$—	$—	$130
U.S. Treasury securities	12	—	—	12	95	—	—	95
U.S. agency securities	—	—	—	—	9	—	—	9
Commercial paper	—	—	—	—	66	—	—	66
Foreign government securities	4	—	—	4	8	—	—	8
Asset-backed securities	50	—	—	50	41	—	—	41
Certificates of deposit	—	—	—	—	13	—	—	13
Short-term investments	$112	$—	$—	$112	$362	$—	$—	$362
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of March 31, 2025 and 2024 (in millions):

	As of March 31, 2025		As of March 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$46	$46	$231	$231
Due 1 year through 5 years	63	63	126	126
Due after 5 years	3	3	5	5
Short-term investments	$112	$112	$362	$362

(5) DERIVATIVE FINANCIAL INSTRUMENTS
Assets or liabilities associated with our derivative instruments and hedging activities are recorded at fair value in other current assets/other assets, or accounts payable, accrued, and other current liabilities/other liabilities, respectively, on our Consolidated Balance Sheets. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative instrument and whether it is designated and qualifies for hedge accounting.
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
Cash Flow Hedging Activities
Certain of our forward contracts are designated and qualify as cash flow hedges. To qualify for hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The derivative assets or liabilities associated with our hedging activities are recorded at fair value in other current assets/other assets, or accounts payable, accrued, and other current liabilities/other liabilities, respectively, on our Consolidated Balance Sheets. The gains or losses resulting from changes in the fair value of these hedges are initially reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders’ equity. The gains or losses resulting from changes in the fair value of these hedges are subsequently reclassified into net revenue or research and development expenses, as appropriate, in the period when the forecasted transaction is recognized in our Consolidated Statements of Operations. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur within the defined hedge period, the gains or losses on the related cash flow hedges are reclassified from accumulated other comprehensive income (loss) to net revenue or research and development expenses, in our Consolidated Statements of Operations.
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of March 31, 2025			As of March 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$463	$4	$7	$413	$1	$4
Forward contracts to sell	$1,970	$20	$16	$2,329	$24	$11
The effects of cash flow hedge accounting in our Consolidated Statements of Operations for the fiscal years ended March 31, 2025, 2024, and 2023 are as follows (in millions):

	Year Ended March 31,
	2025		2024		2023
	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$7,463	$2,569	$7,562	$2,420	$7,426	$2,328
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$18	$(11)	$56	$(8)	$185	$(18)
Balance Sheet Hedging Activities
Our foreign currency forward contracts that are not designated as hedging instruments are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or accounts payable, accrued, and other current liabilities on our Consolidated Balance Sheets, and gains and losses resulting from changes in the fair value are reported in interest and other income (expense), net, in our Consolidated Statements of Operations. The gains and losses on these foreign currency forward contracts generally offset the gains and losses in the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income (expense), net, in our Consolidated Statements of Operations.
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of March 31, 2025			As of March 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$511	$1	$2	$452	$—	$5
Forward contracts to sell	$582	$3	$1	$419	$4	$—
The effect of foreign currency forward contracts not designated as hedging instruments in our Consolidated Statements of Operations for the fiscal years ended March 31, 2025, 2024, and 2023, was as follows (in millions):

	Year Ended March 31,
	2025	2024	2023
	Interest and other income (expense), net
Total amounts presented in our Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$85	$71	$(6)
Gains (losses) on foreign currency forward contracts not designated as hedging instruments	$45	$12	$(29)

(6) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the fiscal years ended March 31, 2025, 2024, and 2023 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2022	$(3)	$47	$(29)	$15
Other comprehensive income (loss) before reclassifications	1	133	(50)	84
Amounts reclassified from accumulated other comprehensive income (loss)	1	(167)	—	(166)
Total other comprehensive income (loss), net of tax	2	(34)	(50)	(82)
Balances as of March 31, 2023	$(1)	$13	$(79)	$(67)
Other comprehensive income (loss) before reclassifications	1	45	(3)	43
Amounts reclassified from accumulated other comprehensive income (loss)	—	(48)	—	(48)
Total other comprehensive income (loss), net of tax	1	(3)	(3)	(5)
Balances as of March 31, 2024	$—	$10	$(82)	$(72)
Other comprehensive income (loss) before reclassifications	—	8	(16)	(8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(7)	—	(7)
Total other comprehensive income (loss), net of tax	—	1	(16)	(15)
Balances as of March 31, 2025	$—	$11	$(98)	$(87)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the fiscal years ended March 31, 2025, 2024, and 2023 were as follows (in millions):

Statement of Operations Classification	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
	Year Ended March 31,
	2025	2024	2023
(Gains) losses on available-for-sale securities:
Interest and other income (expense), net	$—	$—	$1
Total, net of tax	—	—	1

(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	(18)	(56)	(185)
Research and development	11	8	18
Total, net of tax	(7)	(48)	(167)

Total net (gain) loss reclassified, net of tax	$(7)	$(48)	$(166)

(7) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2025 are as follows (in millions):

	As of March 31, 2024	Activity	Effects of Foreign Currency Translation	As of March 31, 2025
Goodwill	$5,747	$—	$(3)	$5,744
Accumulated impairment	(368)	—	—	(368)
Total	$5,379	$—	$(3)	$5,376
The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2024 are as follows (in millions):

	As of March 31, 2023	Activity	Effects of Foreign Currency Translation	As of March 31, 2024
Goodwill	$5,748	$—	$(1)	$5,747
Accumulated impairment	(368)	—	—	(368)
Total	$5,380	$—	$(1)	$5,379
Acquisition-related intangibles consisted of the following (in millions):

	As of March 31, 2025			As of March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$933	$(790)	$143	$1,025	$(821)	$204
Trade names and trademarks	501	(351)	150	502	(306)	196
Registered user base and other intangibles	56	(56)	—	56	(56)	—
Total	$1,490	$(1,197)	$293	$1,583	$(1,183)	$400
Amortization of intangibles, including impairments, for the fiscal years ended March 31, 2025, 2024, and 2023 are classified in the Consolidated Statements of Operations as follows (in millions):

	Year Ended March 31,
	2025	2024	2023
Cost of revenue	$40	$76	$120
Operating expenses	67	142	158
Restructuring	—	—	66
Total	$107	$218	$344
During fiscal year 2025, we did not recognize any material impairment charges for acquisition-related intangible assets.
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
Acquisition-related intangible assets are generally amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, currently ranging from 2 to 7 years. As of March 31, 2025 and 2024, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 3.2 years and 4.1 years, respectively.

As of March 31, 2025, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Consolidated Statements of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2026	$102
2027	83
2028	80
2029	28
Total	$293

(8) RESTRUCTURING ACTIVITIES
Fiscal 2024 Restructuring
In fiscal year 2024, we announced a restructuring plan (the “2024 Restructuring Plan”) focused on aligning our portfolio, investments, and resources in support of our strategic priorities and growth initiatives. This plan reflects actions driven by portfolio rationalization, including costs associated with licensor commitments, as well as reductions in real estate and headcount. The actions associated with this plan were substantially completed by March 31, 2025.
Since the inception of the 2024 Restructuring Plan through March 31, 2025, we have incurred net charges of $123 million. We do not expect to incur any additional restructuring charges under this plan.
Restructuring activities as of the fiscal year ended March 31, 2025 was as follows (in millions):

	Licensor Commitments (a)	Workforce (a)	Office Space Reductions	Total
Charges to operations	$30	$29	$2	$61
Charges settled in cash	(17)	(5)	—	(22)
Impairment and other charges	(13)	—	(2)	(15)
Liability as of March 31, 2024	$—	$24	$—	$24
Charges to operations	5	—	57	62
Charges settled in cash	—	(24)	—	(24)
Impairment and other charges	(5)	—	(57)	(62)
Liability as of March 31, 2025	$—	$—	$—	$—
(a) Charges are recorded within Restructuring in the Consolidated Statement of Operations.
Of the $59 million in charges associated with office space reductions to date under the 2024 Restructuring Plan, $52 million is recorded within Restructuring during fiscal year 2025, as it is related to impairments of right-of-use assets and associated property, plant, and equipment for certain operating leases, and $7 million is recorded within General and administrative expenses in the Consolidated Statement of Operations.

(9) ROYALTIES AND LICENSES
Our royalty expenses consist of payments to (1) content licensors, (2) independent software developers, and (3) co-publishing and/or distribution affiliates. Content license royalties consist of payments made to sports organizations, movie studios, and others for our use of their trademarks, copyrights, personal publicity rights, content and/or other intellectual property. Royalty payments to independent software developers are payments for the development of intellectual property related to our games. Co-publishing and distribution royalties are payments made to third parties for the delivery of products.
During fiscal years 2025 and 2023, we did not recognize any material losses or impairment charges on royalty-based commitments.
During fiscal year 2024, we recorded impairment charges of $30 million for costs associated with licensor commitments, all of which were recorded within Restructuring in the Consolidated Statement of Operations.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of March 31,
	2025	2024
Other current assets	$55	$98
Other assets	23	24
Royalty-related assets	$78	$122
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

	As of March 31,
	2025	2024
Accounts payable, accrued, and other current liabilities	$226	$189
Other liabilities	9	20
Royalty-related liabilities	$235	$209
As of March 31, 2025, we were committed to pay approximately $1,509 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Consolidated Financial Statements. See Note 14 for further information on our developer and licensor commitments.

(10) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of March 31, 2025 and 2024 consisted of (in millions):

	As of March 31,
	2025	2024
Computer, equipment and software	$1,033	$965
Buildings	379	376
Leasehold improvements	229	190
Equipment, furniture and fixtures, and other	109	92
Land	66	67
Construction in progress	21	47
	1,837	1,737
Less: accumulated depreciation	(1,251)	(1,159)
Property and equipment, net	$586	$578
Depreciation expense associated with property and equipment was $204 million, $196 million and $193 million for the fiscal years ended March 31, 2025, 2024, and 2023, respectively.
Accounts Payable, Accrued, and Other Current Liabilities
Accounts payable, accrued, and other current liabilities as of March 31, 2025 and 2024 consisted of (in millions):

	As of March 31,
	2025	2024
Accounts payable	$105	$110
Accrued compensation and benefits	486	476
Accrued royalties	226	189
Deferred net revenue (other)	94	59
Operating lease liabilities (See Note 13)	67	66
Other accrued expenses	297	286
Sales returns and price protection reserves	84	90
Accounts payable, accrued, and other current liabilities	$1,359	$1,276
Deferred net revenue (other) includes the deferral of licensing arrangements, subscription revenue, and other revenue for which revenue recognition criteria has not been met.
Deferred net revenue
Deferred net revenue as of March 31, 2025 and 2024, consisted of (in millions):

	As of March 31,
	2025	2024
Deferred net revenue (online-enabled games)	$1,700	$1,814
Deferred net revenue (other)	94	59
Deferred net revenue (noncurrent)	72	85
Total deferred net revenue	$1,866	$1,958
During the fiscal years ended March 31, 2025 and 2024, we recognized $1,875 million and $1,987 million of revenue, respectively, that were included in the deferred net revenue balance at the beginning of the period.

Remaining Performance Obligations
As of March 31, 2025, revenue allocated to remaining performance obligations consists of our deferred revenue balance of $1,866 million. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue.

(11) INCOME TAXES
The components of our income before provision for income taxes for the fiscal years ended March 31, 2025, 2024, and 2023 are as follows (in millions):

	Year Ended March 31,
	2025	2024	2023
Domestic	$447	$437	$315
Foreign	1,158	1,152	1,011
Income before provision for income taxes	$1,605	$1,589	$1,326
Provision for income taxes for the fiscal years ended March 31, 2025, 2024, and 2023 consisted of (in millions):

	Current	Deferred	Total
Year Ended March 31, 2025
Federal	$369	$(136)	$233
State	53	(28)	25
Foreign	102	124	226
	$524	$(40)	$484
Year Ended March 31, 2024
Federal	$138	$85	$223
State	20	9	29
Foreign	76	(12)	64
	$234	$82	$316
Year Ended March 31, 2023
Federal	$570	$(339)	$231
State	92	(76)	16
Foreign	75	202	277
	$737	$(213)	$524
The differences between the statutory tax rate and our effective tax rate, expressed as a percentage of income before provision for income taxes, for the fiscal years ended March 31, 2025, 2024, and 2023 were as follows:

	Year Ended March 31,
	2025	2024	2023
Statutory federal tax expense rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	0.9%	1.1%	1.1%
Differences between statutory rate and foreign effective tax rate	3.8%	2.9%	7.6%
Research and development credits	(2.3)%	(2.4)%	(3.0)%
Swiss valuation allowance	3.2%	(0.3)%	8.9%
Effect of change in enacted tax rate	—%	(5.8)%	—%
Non-deductible stock-based compensation	3.2%	2.8%	3.2%
Other	0.4%	0.6%	0.7%
Effective tax rate	30.2%	19.9%	39.5%
During the fiscal year ended March 31, 2025, we recognized a $51 million tax charge to increase the valuation allowance on Swiss deferred tax assets as a result of various factors including our business operations, geographical income mix, and an increase in the Swiss interest rates. Excluding the effect of the change in valuation allowance, the effective tax rate for fiscal year 2025 would have been 27.0 percent.

During the fiscal year ended March 31, 2024, we recognized a $92 million tax benefit to remeasure our Swiss deferred tax assets as a result of an increase in the Swiss statutory tax rate. In addition, we recognized a lower period cost for U.S. tax on our

non-U.S. earnings, including a cumulative one-time benefit, due to R&D capitalization guidance issued by the U.S. Treasury during the fiscal year. Excluding the effects of these items, the effective tax rate for fiscal year 2024 would have been 26.7 percent.

During the fiscal year ended March 31, 2023, we recognized a $118 million tax charge to increase the valuation allowance on Swiss deferred tax assets, primarily as a result of an increase in Swiss interest rates.

Our foreign subsidiaries are generally subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of March 31, 2025, approximately $1.1 billion of our cash and cash equivalents were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.
The components of net deferred tax assets, as of March 31, 2025 and 2024 consisted of (in millions):

	As of March 31,
	2025	2024
Deferred tax assets:
Accruals, reserves and other expenses	$227	$200
Tax credit carryforwards	235	222
Research and development capitalization	523	375
Stock-based compensation	43	41
Net operating loss and capital loss carryforwards	450	403
Swiss intra-entity tax asset	1,485	1,618
Total	2,963	2,859
Valuation allowance	(534)	(464)
Deferred tax assets, net of valuation allowance	2,429	2,395
Deferred tax liabilities:
Amortization and depreciation	(7)	(10)
Other	(3)	(6)
Total	(10)	(16)
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$2,419	$2,379
As of March 31, 2025, we have net operating loss carry forwards of approximately $3.0 billion of which approximately $40 million is attributable to various acquired companies. The net operating loss carry forwards include $2.9 billion related to Switzerland and $31 million related to California. Substantially all of these carryforwards, if not fully realized, will begin to expire in fiscal year 2027. Switzerland has a seven-year carryforward period and does not permit the carry back of losses. We also have U.S. federal credit carryforwards of $6 million and California credit carryforwards of $219 million. The California tax credit carryforwards can be carried forward indefinitely.
As of March 31, 2025, we maintained a total valuation allowance of $534 million related to certain U.S. state deferred tax assets, Swiss deferred tax assets, and foreign capital loss carryovers, due to uncertainty about the future realization of these assets.

The total unrecognized tax benefits as of March 31, 2025, 2024, and 2023 were $688 million, $804 million and $867 million, respectively. A reconciliation of the beginning and ending balance of unrecognized tax benefits is summarized as follows (in millions):

Balance as of March 31, 2022	$636
Increases in unrecognized tax benefits related to current year tax positions	245
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(2)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(6)
Changes in unrecognized tax benefits due to foreign currency translation	(6)
Balance as of March 31, 2023	867
Increases in unrecognized tax benefits related to prior year tax positions	14
Decreases in unrecognized tax benefits related to prior year tax positions	(173)
Increases in unrecognized tax benefits related to current year tax positions	97
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(2)
Changes in unrecognized tax benefits due to foreign currency translation	1
Balance as of March 31, 2024	804
Increases in unrecognized tax benefits related to prior year tax positions	18
Decreases in unrecognized tax benefits related to prior year tax positions	(214)
Increases in unrecognized tax benefits related to current year tax positions	94
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(12)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(2)
Balance as of March 31, 2025	$688
As of March 31, 2025, approximately $482 million of the unrecognized tax benefits would affect our effective tax rate, a portion of which would be impacted by a valuation allowance.
Interest and penalties related to estimated obligations for tax positions taken in our tax returns are recognized in income tax expense in our Consolidated Statements of Operations. The combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current other liabilities was approximately $127 million as of March 31, 2025 and $91 million as of March 31, 2024.
We file income tax returns in the United States, including various state and local jurisdictions. As of March 31, 2025, our subsidiaries file tax returns in various foreign jurisdictions, including Canada, Germany, South Korea, Switzerland, and the United Kingdom. As of the period ended March 31, 2025, we remain subject to income tax examination in these jurisdictions, including the United States for fiscal years after 2017, Canada for fiscal years after 2014, Germany for fiscal years after 2016, South Korea for fiscal years after 2018, Switzerland for fiscal years after 2014, and the United Kingdom for fiscal years after 2021.
We are currently under income tax examination in various jurisdictions, including the United States for fiscal years 2018 through 2021.
The timing and potential resolution of income tax examinations is highly uncertain. While we continue to measure our uncertain tax positions, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued.
It is also reasonably possible that material reduction of unrecognized tax benefits may occur within the next 12 months, a portion of which would impact our effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements and tax interpretations.

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
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of March 31, 2025	As of March 31, 2024
Senior Notes:
4.80% Senior Notes due 2026	$400	$400
1.85% Senior Notes due 2031	750	750
2.95% Senior Notes due 2051	750	750
Total principal amount	$1,900	$1,900
Unaccreted discount	(5)	(5)
Unamortized debt issuance costs	(11)	(13)
Net carrying value of Senior Notes	$1,884	$1,882

Fair value of Senior Notes (Level 2)	$1,511	$1,515
As of March 31, 2025, the remaining life of the 2026 Notes, 2031 Notes and 2051 Notes is approximately 0.9 years, 5.9 years, and 25.9 years, respectively.
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

The Credit Facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a debt to EBITDA ratio. As of March 31, 2025, we were in compliance with the debt to EBITDA ratio.
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
As of March 31, 2025, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for fiscal years 2025, 2024, and 2023 that is included in interest and other income (expense), net on our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2025	2024	2023
Amortization of debt discount	$—	$—	$(1)
Amortization of debt issuance costs	(2)	(2)	(2)
Coupon interest expense	(55)	(55)	(55)
Other interest expense	(1)	(1)	—
Total interest expense	$(58)	$(58)	$(58)

(13) LEASES
Our leases primarily consist of facility leases for our offices and development studios, data centers, and server equipment, with remaining lease terms of up to 12 years. Our lease terms may include options to extend or terminate the lease. When it is reasonably certain that we will exercise those options, we include them in our measurement of lease payments and lease terms. Substantially all of our leases are classified as operating leases.
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
The components of lease expenses for the fiscal years ended March 31, 2025, 2024, and 2023 are as follows (in millions):

	Year Ended March 31,
	2025	2024	2023
Operating lease costs	$121	$80	$138
Variable lease costs	32	31	22
Total lease expense	$153	$111	$160
During the fiscal years ended March 31, 2025, 2024, and 2023, we did not incur material costs associated with short-term leases with an initial term of 12 months or less.

Supplemental cash and noncash information related to our operating leases for the fiscal years ended March 31, 2025, 2024, and 2023 are as follows (in millions):

	Year Ended March 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liability	$87	$74	$97
ROU assets obtained in exchange for new lease obligations	$97	$37	$97
Weighted average remaining lease term and discount rate at March 31, 2025 and 2024 are as follows:

	At March 31, 2025	At March 31, 2024
Lease term	7.1 years	7.1 years
Discount rate	4.0%	3.6%

Operating lease ROU assets and liabilities recorded on our Consolidated Balance Sheets as of March 31, 2025 and 2024 are as follows (in millions):

	As of March 31,		Balance Sheet Classification
	2025	2024
Operating lease ROU assets	$237	$243	Other assets

Operating lease liabilities	$67	$66	Accounts payable, accrued, and other current liabilities
Noncurrent operating lease liabilities	267	248	Other liabilities
Total operating lease liabilities	$334	$314
Future minimum lease payments under operating leases as of March 31, 2025 were as follows (in millions):

Fiscal Years Ending March 31,
2026	$77
2027	67
2028	52
2029	35
2030	29
Thereafter	123
Total future lease payments	383
Less imputed interest	(49)
Total operating lease liabilities	$334
In addition to the amounts included in the table above, as of March 31, 2025, we have entered into an office lease that has not yet commenced with aggregate future lease payments of approximately $17 million. This lease is expected to commence in fiscal year 2026, and will have a lease term of 10 years.

(14) COMMITMENTS AND CONTINGENCIES
Development, Sports Organizations, and Other Content Licenses: Payments and Commitments
The products we produce in our studios are designed and created by our employee designers, artists, software programmers and by non-employee software developers (“independent artists” or “third-party developers”). We typically advance development funds to the independent artists and third-party developers during development of our games, usually in installment payments made upon the completion of specified development milestones. Contractually, these payments are generally considered advances against subsequent royalties on the sales of the products. These terms are set forth in written agreements entered into with the independent artists and third-party developers. In addition, we have certain sports organizations and other content license contracts that contain minimum guarantee payments and marketing commitments to promote the games we publish that may not be dependent on any deliverables.
These developer and content license commitments represent the sum of the cash payments for flat fees, minimum guaranteed payments, and service payments. The majority of these commitments are conditional upon performance by the counterparty. These payments and any related marketing and development commitments are included in the table below.
The following table summarizes our minimum contractual obligations as of March 31, 2025 (in millions):

		Fiscal Years Ending March 31,
	Total	2026	2027	2028	2029	2030	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,509	$353	$404	$205	$189	$186	$172
Marketing commitments	1,248	298	315	223	133	154	125
Senior Notes interest	676	54	36	36	36	36	478
Operating lease imputed interest	49	12	9	6	6	5	11
Operating leases not yet commenced	17	—	1	2	2	2	10
Other purchase obligations	293	166	80	30	12	5	—
Total unrecognized commitments	3,792	883	845	502	378	388	796

Recognized commitments
Senior Notes principal and interest	1,906	406	—	—	—	—	1,500
Operating leases	334	65	58	46	29	24	112
Transition Tax and other taxes	7	7	—	—	—	—	—
Total recognized commitments	2,247	478	58	46	29	24	1,612

Total Commitments	$6,039	$1,361	$903	$548	$407	$412	$2,408
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of March 31, 2025; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to the amounts included in the table above, in our Consolidated Balance Sheets as of March 31, 2025, we had a net liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $617 million, of which we are unable to make a reasonably reliable estimate of when cash settlement with a taxing authority will occur.
Legal Proceedings
We are subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our Consolidated Financial Statements.

(15) STOCK-BASED COMPENSATION, EMPLOYEE BENEFIT PLANS, AND STOCK REPURCHASE PROGRAM
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
There were an insignificant number of stock options granted during fiscal years 2025, 2024, and 2023.
The estimated assumptions used in the Black-Scholes valuation model to value our ESPP purchase rights were as follows:

	ESPP Purchase Rights
	Year Ended March 31,
	2025	2024	2023
Risk-free interest rate	4.2 - 5.0%	5.0 - 5.5%	3.1% - 5.0%
Expected volatility	21 - 30%	19 - 24%	27 - 31%
Weighted-average volatility	28%	23%	29%
Expected term	6 - 12 months	6 - 12 months	6 - 12 months
Expected dividends	0.7%	0.8%	0.8%
The assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Year Ended March 31,
	2025	2024	2023
Risk-free interest rate	4.5%	4.4%	3.3%
Expected volatility	23 - 43%	25 - 59%	33 - 56%
Weighted-average volatility	31%	39%	43%
Expected dividends	None	None	None

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
Approximately 10.6 million restricted stock units or options were available for grant under our 2019 Equity Plan as of March 31, 2025.
Stock Options
Options granted under the 2019 Equity Plan and the 2000 Equity Plan generally expire ten years from the date of grant. All outstanding options were fully vested and exercisable as of March 31, 2025.
The following table summarizes our stock option activity for the fiscal year ended March 31, 2025:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2024	12	$64.00
Granted	3	136.58
Exercised	(8)	92.08
Forfeited, cancelled or expired	(1)	58.76
Outstanding as of March 31, 2025	6	$63.51	3.25	$0.5
Vested and expected to vest	6	$63.51	3.25	$0.5
Exercisable as of March 31, 2025	6	$63.51	3.25	$0.5
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of March 31, 2025, which would have been received by the option holders had all the option holders exercised their options as of that date. The total intrinsic values of stock options exercised during fiscal years 2025, 2024, and 2023 were $0.4 million, $10 million, and $15 million, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.
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

The following table summarizes our restricted stock units activity, excluding performance-based and market-based restricted stock unit activity which is discussed below, for the fiscal year ended March 31, 2025:

	Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2024	7,480	$128.31
Granted	4,760	138.59
Vested	(4,228)	129.53
Forfeited or cancelled	(463)	131.82
Outstanding as of March 31, 2025	7,549	$133.90
The grant date fair value of restricted stock units is based on the quoted market price of our common stock on the date of grant. The weighted-average grant date fair values of restricted stock units granted during fiscal years 2025, 2024, and 2023 were $138.59, $129.30, and $126.41, respectively. The fair values of restricted stock units that vested during fiscal years 2025, 2024, and 2023 were $633 million, $519 million, and $460 million, respectively.
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

The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the fiscal year ended March 31, 2025:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2024	836	$129.60
Granted	763	137.53
Vested	(277)	133.67
Forfeited or cancelled	(318)	129.29
Outstanding as of March 31, 2025	1,004	$134.60
The weighted-average grant date fair values of performance-based restricted stock units granted during fiscal years 2025, 2024, and 2023 were $137.53, $128.66, and $127.98 respectively. The fair values of performance-based restricted stock units that vested during fiscal years 2025, 2024, and 2023 were $35 million, $11 million, and $9 million respectively.

Market-Based Restricted Stock Units
Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the market-based restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be issued at vesting for these awards are based on our total stockholder return (“TSR”) relative to the performance of either companies in the Nasdaq-100 (for awards granted in fiscal years 2023 and 2024) or the S&P 500 Index (for awards granted in fiscal year 2025) (“Relative TSR”) and on absolute TSR performance measured against pre-established goals, which started in fiscal year 2025 (“Absolute TSR”), each over a three-year period. Payout with respect to the Relative TSR component ranges from zero to 200 percent of the target number of Relative TSR units granted, and payout with respect to the Absolute TSR component ranges from zero to 75 percent of the target number of the underlying base award (which is comprised of Performance-Based Restricted Stock Units and Relative TSR units). These awards cliff-vest after the completion of the three-year measurement period, contingent on the achievement of both market and service conditions.
We amortize the fair values of market-based restricted stock units over the requisite service period.
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the year ended March 31, 2025:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2024	354	$168.53
Granted	381	80.91
Vested	(25)	173.25
Forfeited or cancelled	(73)	173.25
Outstanding as of March 31, 2025	637	$115.43
The weighted-average grant date fair values of market-based restricted stock units granted during fiscal years 2025, 2024, and 2023 were $80.91, $152.92, and $176.70, respectively. The fair values of market-based restricted stock units that vested during fiscal years 2025, 2024, and 2023 were $3 million, $4 million, and $12 million, respectively.
ESPP
Pursuant to our ESPP, eligible employees may authorize payroll deductions of between 2 percent and 10 percent of their compensation to purchase shares of common stock at 85 percent of the lower of the market price of our common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period.
The following table summarizes our ESPP activity for fiscal years ended March 31, 2025, 2024, and 2023:

	Shares Issued (in millions)	Exercise Prices for Purchase Rights	Weighted-Average Fair Values of Purchase Rights
Fiscal Year 2023	0.7	$96.34 - $111.86	$33.91
Fiscal Year 2024	0.8	$94.96 - $102.58	$30.82
Fiscal Year 2025	0.7	$102.58 - $120.94	$34.07
The fair values were estimated on the date of grant using the Black-Scholes valuation model. We issue new common stock out of the ESPP’s pool of authorized shares. As of March 31, 2025, 2.1 million shares were available for grant under our ESPP.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2025	2024	2023
Cost of revenue	$14	$8	$7
Research and development	457	418	367
Marketing and sales	56	52	59
General and administrative	115	106	115
Stock-based compensation expense	$642	$584	$548
During the fiscal years ended March 31, 2025, 2024, and 2023, we recognized $85 million, $79 million, and $72 million, respectively, of deferred income tax benefit related to our stock-based compensation expense.
As of March 31, 2025, our total unrecognized compensation cost related to stock options, restricted stock units, market-based restricted stock units, and performance-based restricted stock units was $766 million and is expected to be recognized over a weighted-average service period of 1.7 years. Of the $766 million of unrecognized compensation cost, $740 million relates to restricted stock units, $13 million relates to performance-based restricted stock units, and $13 million relates to market-based restricted stock units.
Deferred Compensation Plan
We have a Deferred Compensation Plan (“DCP”) for the benefit of a select group of management or highly compensated employees and directors, which is unfunded and intended to be a plan that is not qualified within the meaning of section 401(a) of the Internal Revenue Code. The DCP permits the deferral of the annual base salary and/or director cash compensation up to a maximum amount. The deferrals are held in a separate trust, which has been established by us to administer the DCP. The trust is a grantor trust and the specific terms of the trust agreement provide that the assets of the trust are available to satisfy the claims of general creditors in the event of our insolvency. The assets held by the trust are classified as trading securities and are held at fair value on our Consolidated Balance Sheets. The assets and liabilities of the DCP are presented in other assets and other liabilities on our Consolidated Balance Sheets, respectively, with changes in the fair value of the assets and in the deferred compensation liability recognized as compensation expense. The estimated fair value of the assets was $36 million and $30 million as of March 31, 2025 and 2024, respectively. As of March 31, 2025 and 2024, $36 million and $31 million were recorded, respectively, to recognize undistributed deferred compensation due to employees.
401(k) Plan, Registered Retirement Savings Plan and ITP Plan
We have a 401(k) plan covering substantially all of our U.S. employees, a Registered Retirement Savings Plan covering substantially all of our Canadian employees, and an ITP pension plan covering substantially all our Swedish employees. These plans may permit us to make discretionary contributions to employees’ accounts based on our financial performance. We contributed an aggregate of $35 million, $39 million, and $42 million to these plans in fiscal years 2025, 2024, and 2023, respectively.
Stock Repurchase Program
In November 2020, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. We completed repurchases under the November 2020 program in October 2022.
In August 2022, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. This program was terminated on May 8, 2024.

In May 2024, the Company’s Audit Committee, upon delegation from the Company’s Board of Directors, authorized a new program to repurchase up to $5.0 billion of our common stock. This program superseded and replaced the August 2022 program and expires on May 9, 2027. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares of our common stock under this program and it may be modified, suspended or discontinued at any time. We are actively repurchasing shares under this program.
In February 2025, we entered into an ASR Agreement with Goldman Sachs & Co. LLC., under which we purchased an aggregate of $1.0 billion of our common stock as part of the May 2024 repurchase program. Under the terms of the ASR Agreement, we received an aggregate delivery of 7.0 million shares of our common stock as of March 31, 2025, which were immediately retired.
Final settlement of the ASR Agreement occurred on April 25, 2025 and we received an additional 0.4 million shares, for total repurchases of 7.4 million shares at an average price of $135.05. The total number of shares delivered and the average purchase price paid per share are determined upon final settlement based on the volume weighted average price over the term of the ASR, less an agreed upon discount. Based on our ability to settle the ASR Agreement in shares, the $1.0 billion prepayment under the ASR Agreement was classified as a reduction to additional paid-in capital and common stock within the Consolidated Statement of Stockholders’ Equity.
The following table summarizes total shares repurchased during fiscal years 2025, 2024, and 2023:

	November 2020 Program		August 2022 Program		May 2024 Program		Total
(In millions)	Shares	Amount	Shares	Amount(a)	Shares	Amount(a)	Shares	Amount
Fiscal Year 2023	5.1	$650	5.3	$645	—	$—	10.4	$1,295
Fiscal Year 2024	—	$—	10.0	$1,300	—	$—	10.0	$1,300
Fiscal Year 2025	—	$—	1.2	$152	16.4	$2,348	17.6	$2,500
(a)Amount excludes excise taxes. Accrued excise taxes are included in accrued and other current liabilities and additional paid-in capital on the Consolidated Balance Sheets.

(16) INTEREST AND OTHER INCOME (EXPENSE), NET
Interest and other income (expense), net, for the fiscal years ended March 31, 2025, 2024, and 2023 consisted of (in millions):

	Year Ended March 31,
	2025	2024	2023
Interest expense	$(58)	$(58)	$(58)
Interest income	125	126	49
Net gain (loss) on foreign currency transactions	(29)	(10)	31
Net gain (loss) on foreign currency forward contracts	45	12	(29)
Other income (expense), net	2	1	1
Interest and other income (expense), net	$85	$71	$(6)

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

	Year Ended March 31,
(In millions, except per share amounts)	2025	2024	2023
Net income	$1,121	$1,273	$802
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	262	270	277
Dilutive potential common shares related to stock award plans	2	2	1
Weighted-average common stock outstanding — diluted	264	272	278
Earnings per share:
Basic	$4.28	$4.71	$2.90
Diluted	$4.25	$4.68	$2.88
Certain restricted stock units, market-based restricted stock units and performance-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. For the fiscal years ended March 31, 2025 and 2024, one million such shares were excluded, and for the fiscal year ended March 31, 2023, two million such shares were excluded.

(18) SEGMENT AND REVENUE INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. As of March 31, 2025, we have one reportable segment, which represents our only operating segment. Our CODM makes decisions on resource allocation and assesses performance of the business based on our consolidated results, including net income.
Our CODM does not review any information regarding total assets on an operating segment basis, and accordingly, no disclosure is made with respect thereto.

Information about our single reportable segment net revenue, net income, and significant segment expenses for the fiscal years ended March 31, 2025, 2024, and 2023 is presented below (in millions):

	Year Ended March 31,
	2025	2024	2023
Net revenue	$7,463	$7,562	$7,426
Less:
Cost of revenue (1)	1,489	1,626	1,665
Research and development (1)	2,112	2,002	1,961
Marketing and sales (1)	906	967	919
General and administrative (1)	625	583	568
Amortization and impairment of intangibles	107	218	278
Restructuring and related charges	62	64	155
Stock-based compensation	642	584	548
Interest and other (income) expenses, net	(85)	(71)	6
Provision for income taxes	484	316	524
Net income	$1,121	$1,273	$802
(1) Excludes amounts related to amortization and impairment of intangibles, restructuring and related charges, and stock-based compensation, which are presented separately in the table above.

Information about our total net revenue by timing of recognition for the fiscal years ended March 31, 2025, 2024, and 2023 is presented below (in millions):

	Year Ended March 31,
	2025	2024	2023
Net revenue by timing of recognition
Revenue recognized at a point in time	$2,665	$2,563	$2,389
Revenue recognized over time	4,798	4,999	5,037
Net revenue	$7,463	$7,562	$7,426
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

Information about our total net revenue by composition for the fiscal years ended March 31, 2025, 2024, and 2023 is presented below (in millions):

	Year Ended March 31,
	2025	2024	2023
Net revenue by composition
Full game downloads	$1,478	$1,343	$1,262
Packaged goods	524	672	675
Full game	2,002	2,015	1,937

Live services and other	5,461	5,547	5,489
Net revenue	$7,463	$7,562	$7,426
Full game net revenue includes full game downloads and packaged goods. Full game downloads primarily include revenue from digital sales of full games on console, PC, and certain licensing revenue. Packaged goods primarily includes revenue from full games that are sold physically to mass market retailers, specialty stores and through distribution arrangements.
Live services and other net revenue primarily includes revenue from sales of extra content for console, PC, and mobile games, certain licensing revenue, subscriptions, and advertising.
Information about our total net revenue by platform for the fiscal years ended March 31, 2025, 2024, and 2023 is presented below (in millions):

	Year Ended March 31,
	2025	2024	2023
Platform net revenue
Console	$4,776	$4,632	$4,443
PC and other	1,547	1,717	1,729
Mobile	1,140	1,213	1,254
Net revenue	$7,463	$7,562	$7,426
Information about our operations in North America and internationally for the fiscal years ended March 31, 2025, 2024, and 2023 is presented below (in millions):

	Year Ended March 31,
	2025	2024	2023
Net revenue from unaffiliated customers
North America	$3,078	$3,001	$3,151
International	4,385	4,561	4,275
Net revenue	$7,463	$7,562	$7,426

	As of March 31,
	2025	2024
Long-lived assets
North America	$438	$420
International	148	158
Total	$586	$578
We attribute net revenue from external customers to individual countries based on the location of the legal entity that sells the products and/or services. Note that revenue attributed to the legal entity that makes the sale is often not the country where the consumer resides. For example, revenue generated by our Swiss legal entity includes digital revenue from consumers who reside outside of Switzerland, including consumers who reside outside of Europe. Revenue generated by our Swiss legal entity during fiscal years 2025, 2024, and 2023 represents $4,279 million, $4,374 million and $4,085 million or 57 percent, 58 percent and 55 percent of our total net revenue, respectively. Revenue generated in the United States represents over 99 percent of our total North America net revenue. There were no other countries with net revenue greater than 10 percent.

In fiscal year 2025, our direct sales to Sony and Microsoft represented approximately 39 percent and 17 percent of total net revenue, respectively. In fiscal year 2024, our direct sales to Sony and Microsoft represented approximately 37 percent and 16 percent of total net revenue, respectively. In fiscal year 2023, our direct sales to Sony and Microsoft represented approximately 32 percent and 16 percent of total net revenue, respectively.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Electronic Arts Inc. and subsidiaries (the Company) as of March 29, 2025 and March 30, 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended March 29, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 29, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 29, 2025 and March 30, 2024, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended March 29, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
The Company reported net revenue of $7,463 million for the year-ended March 29, 2025 and deferred net revenue of $1,866 million as of March 29, 2025.
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
May 13, 2025

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
KPMG LLP, our independent registered public accounting firm, has issued an auditors’ report on the effectiveness of our internal control over financial reporting. That report appears on Page 78.
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended March 31, 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B:     Other Information
Rule 10b5-1 Plans

During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 9C:     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10:     Directors, Executive Officers and Corporate Governance
The information required by Item 10, other than the information regarding executive officers, which is included in Part I, Item 1 of this report, is incorporated herein by reference to the information to be included in our 2025 Proxy under the headings “Proxy Highlights”, “Board of Directors and Corporate Governance,” “Insider Trading, Anti-Hedging and Anti-Pledging Policies” and, as applicable, “Delinquent Section 16(a) Reports.”
Item 11:     Executive Compensation
The information required by Item 11 is incorporated herein by reference to the information to be included in the 2025 Proxy under the headings “Director Compensation”, “Compensation Discussion & Analysis” and “Compensation Committee Interlocks and Insider Participation.”
Item 12:     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference to the information to be included in the 2025 Proxy under the headings “Executive Compensation Tables” and “Security Ownership of Certain Beneficial Owners and Management.”
Item 13:     Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to the information to be included in the 2025 Proxy under the headings “Director Independence”, “Related Persons Transaction Policy”, and, as applicable, “Related Person Transactions.”
Item 14:     Principal Accountant Fees and Services
The information required by Item 14 is incorporated herein by reference to the information to be included in Proposal 3 of the 2025 Proxy and under the heading “Audit Matters.”
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
3.   Exhibits: The exhibits listed in the accompanying index to exhibits on Page 83 are filed or incorporated by reference as part of this report.
Item 16:     Form 10-K Summary
None.

ELECTRONIC ARTS INC.
2025 FORM 10-K ANNUAL REPORT
EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date

3.01	Amended and Restated Certificate of Incorporation	8-K	000-17948	8/13/2021

3.02	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	000-17948	8/15/2022

3.03	Amended and Restated Bylaws	8-K	000-17948	8/15/2022

4.01	Specimen Certificate of Registrant’s Common Stock	10-Q	000-17948	2/6/2018

4.02	Description of Securities	10-K	000-17948	5/22/2024

4.03	Indenture, dated as of February 24, 2016 by and between Electronic Arts Inc. and U.S. Bank National Association, as Trustee	8-K	000-17948	2/24/2016

4.04	First Supplemental Indenture, dated as of February 24, 2016, between Electronic Arts Inc. and U.S. Bank National Association, as Trustee	8-K	000-17948	2/24/2016

4.05	Second Supplemental Indenture, dated as of February 11, 2021, between Electronic Arts Inc. and U.S. Bank National Association, as Trustee	8-K	000-17948	2/11/2021

10.01*	Form of Indemnity Agreement with Directors	10-K	000-17948	6/4/2004

10.02*	Electronic Arts Inc. Executive Bonus Plan	10-Q	000-17948	8/2/2024

10.03*	Electronic Arts Inc. Amended and Restated Change in Control Severance Plan	8-K	000-17948	11/19/2021

10.04*	Electronic Arts Inc. Deferred Compensation Plan	10-K	000-17948	5/22/2024

10.05*	EA Bonus Plan	8-K	000-17948	5/18/2018

10.06*	Form of Performance-Based Restricted Stock Unit Agreement	10-K	000-17948	5/24/2023

10.07*	Form of Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/16/2024

10.08*	2000 Equity Incentive Plan, as amended, and related documents	8-K	000-17948	8/1/2016

10.09*	2000 Employee Stock Purchase Plan, as amended	10-Q	000-17948	2/8/2022

10.10*	Form of Restricted Stock Unit Agreement	10-K	000-17948	5/22/2024

10.11*	Form of Restricted Stock Unit Agreement For Non-Employee Directors	10-K	000-17948	5/24/2023

10.12*	Amended and Restated 2019 Equity Incentive Plan	8-K	000-17948	8/5/2024

10.13*	Electronic Arts Inc. Executive Officer Cash Severance Policy	8-K	000-17948	9/1/2022

10.14*	Offer Letter for Employment at Electronic Arts Inc. to Andrew Wilson, dated September 15, 2013	8-K	000-17948	9/17/2013

10.15*	Offer Letter for Employment at Electronic Arts Inc. to Stuart Canfield, dated June 19, 2023	8-K	000-17948	6/20/2023

10.16*	Offer Letter for Employment at Electronic Arts Inc. to Mala Singh, dated August 27, 2016	10-Q	000-17948	11/8/2016

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
10.17**	Durango Publisher License Agreement, dated June 29, 2012, by and among Electronic Arts Inc., EA International (Studio & Publishing) Ltd., Microsoft Licensing, GP and Microsoft Corporation	10-K	000-17948	5/21/2014

10.18**	Xbox Console Publisher License Agreement, dated as of September 30, 2020, between Microsoft Corporation, Electronic Arts Inc. and EA Swiss Sàrl	10-Q	000-17948	11/10/2020

10.19**	Addendum to Xbox Console Publisher License Agreement, effective as of July 1, 2024, between Microsoft Corporation, Electronic Arts Inc. and EA Swiss Sàrl	10-Q	000-17948	8/2/2024

10.20**
Playstation Global Developer & Publisher Agreement, dated April 1, 2018, by and among Electronic Arts Inc., EA International (Studio & Publishing) Ltd., Sony Interactive Entertainment Inc., Sony Interactive Entertainment LLC, and Sony Interactive Entertainment Europe Ltd
		10-Q	000-17948	8/8/2018

10.21**
PlayStation 5 Amendment to the PlayStation Global Developer and Publisher Agreement, dated as of October 15, 2020, by and among Electronic Arts Inc., EA Swiss Sàrl, Sony Interactive Entertainment, Inc., Sony Interactive Entertainment LLC, and Sony Interactive Entertainment Europe Limited
		10-Q	000-17948	11/10/2020

10.22	Credit Agreement, dated March 22, 2023, by and among Electronic Arts Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-17948	3/22/2023

19.1	Electronic Arts Inc. Insider Trading Policy	10-K	000-17948	5/22/2024

21.1	Subsidiaries of the Registrant				X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97	Electronic Arts Inc. Clawback Policy	10-K	000-17948	5/22/2024

101.INS†	Inline XBRL Instance Document				X

101.SCH†	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document				X

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
**	Confidential portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC ARTS INC.
By:	/s/ Andrew Wilson
Andrew Wilson
Chief Executive Officer
Date: May 13, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 13th of May, 2025.

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