Form 10-Q
period 2025-06-30
ELECTRONIC ARTS INC.
filed 2025-08-01
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
As of July 30, 2025, there were 250,207,303 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2025

PART I – FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	June 30, 2025	March 31, 2025 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,518	$2,136
Short-term investments	112	112
Receivables, net	533	679
Other current assets	382	349
Total current assets	2,545	3,276
Property and equipment, net	592	586
Goodwill	5,389	5,376
Acquisition-related intangibles, net	271	293
Deferred income taxes, net	2,462	2,420
Other assets	440	417
TOTAL ASSETS	$11,699	$12,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued, and other current liabilities	$1,306	$1,359
Deferred net revenue (online-enabled games)	1,334	1,700
Senior notes, current, net	400	400
Total current liabilities	3,040	3,459
Senior notes, net	1,484	1,484
Income tax obligations	647	594
Other liabilities	446	445
Total liabilities	5,617	5,982
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 251 and 252 shares issued and outstanding, respectively	3	3
Additional paid-in capital	—	—
Retained earnings	6,241	6,470
Accumulated other comprehensive income (loss)	(162)	(87)
Total stockholders’ equity	6,082	6,386
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,699	$12,368

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended June 30,
(In millions, except per share data)	2025	2024
Net revenue	$1,671	$1,660
Cost of revenue	279	263
Gross profit	1,392	1,397
Operating expenses:
Research and development	706	629
Marketing and sales	214	205
General and administrative	184	180
Amortization and impairment of intangibles	17	17
Restructuring	—	2
Total operating expenses	1,121	1,033
Operating income	271	364
Interest and other income (expense), net	2	30
Income before provision for income taxes	273	394
Provision for income taxes	72	114
Net income	$201	$280
Earnings per share:
Basic	$0.80	$1.05
Diluted	$0.79	$1.04
Number of shares used in computation:
Basic	251	266
Diluted	254	268

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended June 30,
(In millions)	2025	2024
Net income	$201	$280
Other comprehensive income (loss), net of tax:
Net gains (losses) on available-for-sale securities	—	—
Net gains (losses) on derivative instruments	(93)	16
Foreign currency translation adjustments	18	(4)
Total other comprehensive income (loss), net of tax	(75)	12
Total comprehensive income	$126	$292

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In millions, except share data in thousands)	Shares	Amount
Balances as of March 31, 2025	252,315	$3	$—	$6,470	$(87)	$6,386
Total comprehensive income	—	—	—	201	(75)	126
Stock-based compensation	—	—	152	—	—	152
Issuance of common stock	1,677	—	(158)	—	—	(158)
Common stock repurchases and excise tax	(2,984)	—	6	(382)	—	(376)
Cash dividends declared ($0.19 per common share)	—	—	—	(48)	—	(48)
Balances as of June 30, 2025	251,008	$3	$—	$6,241	$(162)	$6,082

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In millions, except share data in thousands)	Shares	Amount
Balances as of March 31, 2024	266,415	$3	$—	$7,582	$(72)	$7,513
Total comprehensive income	—	—	—	280	12	292
Stock-based compensation	—	—	143	—	—	143
Issuance of common stock	1,565	—	(121)	—	—	(121)
Common stock repurchases and excise tax	(2,847)	—	(22)	(355)	—	(377)
Cash dividends declared ($0.19 per common share)	—	—	—	(50)	—	(50)
Balances as of June 30, 2024	265,133	$3	$—	$7,457	$(60)	$7,400

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three Months Ended June 30,
(In millions)	2025	2024
OPERATING ACTIVITIES
Net income	$201	$280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and impairment	79	80
Stock-based compensation	152	143
Change in assets and liabilities:
Receivables, net	145	132
Other assets	(55)	58
Accounts payable, accrued, and other liabilities	(98)	(158)
Deferred income taxes, net	(40)	(13)
Deferred net revenue (online-enabled games)	(367)	(402)
Net cash provided by operating activities	17	120
INVESTING ACTIVITIES
Capital expenditures	(72)	(67)
Proceeds from maturities and sales of short-term investments	42	128
Purchase of short-term investments	(42)	(130)
Acquisitions, net of cash acquired	(17)	—
Net cash used in investing activities	(89)	(69)
FINANCING ACTIVITIES
Cash dividends paid	(48)	(50)
Cash paid to taxing authorities for shares withheld from employees	(145)	(121)
Common stock repurchases and excise taxes paid	(375)	(375)
Net cash used in financing activities	(568)	(546)
Effect of foreign exchange on cash and cash equivalents	22	(5)
Increase (decrease) in cash and cash equivalents	(618)	(500)
Beginning cash and cash equivalents	2,136	2,900
Ending cash and cash equivalents	$1,518	$2,400
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$26	$23
Non-cash investing activities:
Change in accrued capital expenditures	$(26)	$(30)

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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2026 contains 52 weeks and ends on March 28, 2026. Our results of operations for the fiscal year ended March 31, 2025 contained 52 weeks and ended on March 29, 2025. Our results of operations for the three months ended June 30, 2025 contained 13 weeks and ended on June 28, 2025. Our results of operations for the three months ended June 30, 2024 contained 13 weeks and ended on June 29, 2024. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, as filed with the United States Securities and Exchange Commission (“SEC”) on May 13, 2025.
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. The amendments further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU is effective for our annual report for fiscal year 2026 and should be applied either prospectively or retrospectively. We are currently evaluating the impact of this ASU on our disclosures within the Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional, disaggregated disclosure about certain income statement line items. This ASU is effective for our annual report for fiscal year 2028 and interim periods thereafter on a retrospective or prospective basis, with early adoption permitted. We are currently evaluating the timing of adoption and impact of this ASU on our disclosures within the Consolidated Financial Statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This amendment introduces a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. The amendment is effective beginning in the first quarter of fiscal year 2027 on a prospective basis, with early adoption permitted. We are currently evaluating the timing of adoption and impact of this amendment on our Condensed Consolidated Financial Statements and related disclosures.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2025 and March 31, 2025, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of June 30, 2025	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$61	$61	$—	$—	Cash equivalents
Money market funds	136	136	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	41	—	41	—	Short-term investments and cash equivalents
U.S. Treasury securities	21	21	—	—	Short-term investments
Foreign government securities	4	—	4	—	Short-term investments
Asset-backed securities	47	—	47	—	Short-term investments
Foreign currency derivatives	15	—	15	—	Other current assets and other assets
Deferred compensation plan assets (a)	38	38	—	—	Other assets
Total assets at fair value	$363	$256	$107	$—
Liabilities
Foreign currency derivatives	$117	$—	$117	$—	Accounts payable, accrued, and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	39	39	—	—	Other liabilities
Total liabilities at fair value	$156	$39	$117	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2025	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$58	$58	$—	$—	Cash equivalents
Money market funds	904	904	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	46	—	46	—	Short-term investments
U.S. Treasury securities	12	12	—	—	Short-term investments
Foreign government securities	4	—	4	—	Short-term investments
Asset-backed securities	50	—	50	—	Short-term investments
Foreign currency derivatives	28	—	28	—	Other current assets and other assets
Deferred compensation plan assets (a)	36	36	—	—	Other assets
Total assets at fair value	$1,138	$1,010	$128	$—
Liabilities
Foreign currency derivatives	$26	$—	$26	$—	Accounts payable, accrued, and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	36	36	—	—	Other liabilities
Total liabilities at fair value	$62	$36	$26	$—

(a)The Deferred Compensation Plan consists of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, for additional information regarding our Deferred Compensation Plan.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of June 30, 2025 and March 31, 2025, our cash and cash equivalents were $1,518 million and $2,136 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.
Short-Term Investments
Short-term investments consisted of the following as of June 30, 2025 and March 31, 2025 (in millions):

	As of June 30, 2025				As of March 31, 2025
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$40	$—	$—	$40	$46	$—	$—	$46
U.S. Treasury securities	21	—	—	21	12	—	—	12
Foreign government securities	4	—	—	4	4	—	—	4
Asset-backed securities	47	—	—	47	50	—	—	50
Short-term investments	$112	$—	$—	$112	$112	$—	$—	$112

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of June 30, 2025 and March 31, 2025 (in millions):

	As of June 30, 2025		As of March 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$26	$26	$46	$46
Due 1 year through 5 years	84	84	63	63
Due after 5 years	2	2	3	3
Short-term investments	$112	$112	$112	$112

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of June 30, 2025			As of March 31, 2025
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$321	$11	$—	$463	$4	$7
Forward contracts to sell	$1,938	$1	$113	$1,970	$20	$16

The effects of cash flow hedge accounting in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2025 and 2024 are as follows (in millions):

	Three Months Ended June 30,
	2025		2024
	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,671	$706	$1,660	$629
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$3	$—	$7	$(2)
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of June 30, 2025			As of March 31, 2025
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$512	$2	$—	$511	$1	$2
Forward contracts to sell	$550	$1	$4	$582	$3	$1
The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2025 and 2024 was as follows (in millions):

	Three Months Ended June 30,
	2025	2024
	Interest and other income (expense), net
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$2	$30
Gains (losses) on foreign currency forward contracts not designated as hedging instruments	$(16)	$6

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended June 30, 2025 and 2024 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2025	$—	$11	$(98)	$(87)
Other comprehensive income (loss) before reclassifications	—	(90)	18	(72)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3)	—	(3)
Total other comprehensive income (loss), net of tax	—	(93)	18	(75)
Balances as of June 30, 2025	$—	$(82)	$(80)	$(162)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2024	$—	$10	$(82)	$(72)
Other comprehensive income (loss) before reclassifications	—	21	(4)	17
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5)	—	(5)
Total other comprehensive income (loss), net of tax	—	16	(4)	12
Balances as of June 30, 2024	$—	$26	$(86)	$(60)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2025 and 2024 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$(3)	$(7)
Research and development	—	2
Total net (gain) loss reclassified, net of tax	$(3)	$(5)

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the three months ended June 30, 2025 are as follows (in millions):

	As of March 31, 2025	Activity	Effects of Foreign Currency Translation	As of June 30, 2025
Goodwill	$5,744	$9	$4	$5,757
Accumulated impairment	(368)	—	—	(368)
Total	$5,376	$9	$4	$5,389
During the three months ended June 30, 2025, we completed one acquisition that was not material to our Condensed Consolidated Financial Statements.
Acquisition-related intangibles consisted of the following (in millions):

	As of June 30, 2025			As of March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$938	$(806)	$132	$933	$(790)	$143
Trade names and trademarks	501	(362)	139	501	(351)	150
Registered user base and other intangibles	56	(56)	—	56	(56)	—
Total	$1,495	$(1,224)	$271	$1,490	$(1,197)	$293
Amortization of intangibles for the three months ended June 30, 2025 and 2024 are classified in the Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months Ended June 30,
	2025	2024
Cost of revenue	$10	$10
Operating expenses	17	17
Total	$27	$27
During the three months ended June 30, 2025 and 2024, there were no impairment charges recorded for acquisition-related intangible assets.
Acquisition-related intangible assets are generally amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, currently ranging from 2 to 7 years. As of June 30, 2025 and March 31, 2025, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 3.0 years and 3.2 years, respectively.
As of June 30, 2025, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Condensed Consolidated Statements of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2026 (remaining nine months)	$76
2027	85
2028	82
2029	28
Total	$271

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
During the three months ended June 30, 2025 and 2024, we did not recognize any material losses or impairment charges on royalty-based commitments.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of June 30, 2025	As of March 31, 2025
Other current assets	$91	$55
Other assets	23	23
Royalty-related assets	$114	$78
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

	As of June 30, 2025	As of March 31, 2025
Accounts payable, accrued, and other current liabilities	$222	$226
Other liabilities	19	9
Royalty-related liabilities	$241	$235
As of June 30, 2025, we were committed to pay approximately $1,443 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 11 for further information on our developer and licensor commitments.

(8) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of June 30, 2025 and March 31, 2025 consisted of (in millions):

	As of June 30, 2025	As of March 31, 2025
Computer, equipment and software	$1,040	$1,033
Buildings	390	379
Leasehold improvements	234	229
Equipment, furniture and fixtures, and other	113	109
Land	66	66
Construction in progress	26	21
	1,869	1,837
Less: accumulated depreciation	(1,277)	(1,251)
Property and equipment, net	$592	$586
Depreciation expense associated with property and equipment was $52 million and $51 million for the three months ended June 30, 2025 and 2024, respectively.
Accounts Payable, Accrued, and Other Current Liabilities
Accounts payable, accrued, and other current liabilities as of June 30, 2025 and March 31, 2025 consisted of (in millions):

	As of June 30, 2025	As of March 31, 2025
Accounts payable	$92	$105
Accrued compensation and benefits	382	486
Accrued royalties	222	226
Deferred net revenue (other)	93	94
Operating lease liabilities	69	67
Other accrued expenses	392	297
Sales returns and price protection reserves	56	84
Accounts payable, accrued, and other current liabilities	$1,306	$1,359
Deferred net revenue (other) includes the deferral of licensing arrangements, subscription revenue, and other revenue for which revenue recognition criteria has not been met.
Deferred net revenue
Deferred net revenue as of June 30, 2025 and March 31, 2025 consisted of (in millions):

	As of June 30, 2025	As of March 31, 2025
Deferred net revenue (online-enabled games)	$1,334	$1,700
Deferred net revenue (other)	93	94
Deferred net revenue (noncurrent)	63	72
Total deferred net revenue	$1,490	$1,866
During the three months ended June 30, 2025 and 2024, we recognized $1,065 million and $1,119 million of net revenue, respectively, that were included in the deferred net revenue balance at the beginning of the period.

Remaining Performance Obligations
As of June 30, 2025, revenue allocated to remaining performance obligations consists of our deferred net revenue balance of $1,490 million. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue.
(9) INCOME TAXES
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (“OBBB”) which extended or modified certain corporate tax provisions under the 2017 Tax Cuts and Jobs Act (“TCJA”). The impacts of the OBBB are not included in our operating results for the three months ended June 30, 2025. The OBBB modified certain business deductions, including allowing for immediate expensing of U.S. research & development expenditures, effective in our current fiscal year. The OBBB also modified various international tax provisions which were set to change or expire after 2025 under the TCJA. Such modifications, including U.S. taxation of profits derived from foreign operations and associated foreign tax credit limitations, are effective in our fiscal year 2027. We are evaluating the impact of the OBBB on our Condensed Consolidated Financial Statements.

The provision for income taxes for the three months ended June 30, 2025 is based on our projected annual effective tax rate for fiscal year 2026, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three months ended June 30, 2025 was 26 percent, as compared to 29 percent for the same period prior year. The decrease in effective tax rate year-over-year is primarily due to higher excess tax benefits from stock-based compensation compared to prior year.

We are subject to income tax examinations in various jurisdictions with respect to fiscal years after 2015. The timing and potential resolution of income tax examinations is highly uncertain. While we continue to measure our uncertain tax positions, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued. It is reasonably possible that material reduction of unrecognized tax benefits may occur within the next 12 months, which would impact our effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements and tax interpretations.

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

The carrying and fair values of the Senior Notes are as follows (in millions):

	As of June 30, 2025	As of March 31, 2025
Senior Notes:
4.80% Senior Notes due 2026	$400	$400
1.85% Senior Notes due 2031	750	750
2.95% Senior Notes due 2051	750	750
Total principal amount	$1,900	$1,900
Unaccreted discount	(5)	(5)
Unamortized debt issuance costs	(11)	(11)
Net carrying value of Senior Notes	$1,884	$1,884

Fair value of Senior Notes (Level 2)	$1,514	$1,511
As of June 30, 2025, the remaining life of the 2026 Notes, 2031 Notes and 2051 Notes is approximately 0.7 years, 5.6 years, and 25.7 years, respectively.
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

The Credit Facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a debt to EBITDA ratio. As of June 30, 2025, we were in compliance with the debt to EBITDA ratio.
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

As of June 30, 2025, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for the three months ended June 30, 2025 and 2024 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,
	2025	2024
Amortization of debt issuance costs	$—	$(1)
Coupon interest expense	(14)	(14)
Total interest expense	$(14)	$(15)

(11) COMMITMENTS AND CONTINGENCIES
Development, Sports Organizations and Other Content Licenses: Payments and Commitments
The products we produce in our studios are designed and created by our employee designers, artists, software programmers and by non-employee software developers (“independent artists” or “third-party developers”). We typically advance development funds to the independent artists and third-party developers during development of our games, usually in installment payments made upon the completion of specified development milestones. Contractually, these payments are generally considered advances against subsequent royalties on the sales of the products. These terms are set forth in written agreements entered into with the independent artists and third-party developers. In addition, we have certain sports organizations and other content license contracts that contain minimum guarantee payments and marketing commitments to promote the games we publish that may not be dependent on any deliverables.
These developer and content license commitments represent the sum of the cash payments for flat fees, minimum guaranteed payments, and service payments. The majority of these commitments are conditional upon performance by the counterparty. These payments and any related marketing and development commitments are included in the table below.
The following table summarizes our minimum contractual obligations as of June 30, 2025 (in millions):

		Fiscal Years Ending March 31,
		2026
		(Remaining
	Total	nine mos.)	2027	2028	2029	2030	2031	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,443	$251	$405	$214	$198	$193	$144	$38
Marketing commitments	1,196	188	339	234	142	161	121	11
Senior Notes interest	656	34	36	36	36	36	36	442
Operating lease imputed interest	49	9	10	8	6	5	4	7
Operating leases not yet commenced (a)	18	—	1	2	2	2	2	9
Other purchase obligations	264	121	85	34	18	6	—	—
Total unrecognized commitments	3,626	603	876	528	402	403	307	507

Recognized commitments
Senior Notes principal and interest	1,920	420	—	—	—	—	750	750
Operating leases	325	49	59	47	30	25	26	89
Transition Tax and other taxes	7	7	—	—	—	—	—	—
Total recognized commitments	2,252	476	59	47	30	25	776	839

Total Commitments	$5,878	$1,079	$935	$575	$432	$428	$1,083	$1,346
(a)As of June 30, 2025, we have entered into an office lease that is expected to commence in fiscal year 2026, with aggregate future lease payments of approximately $18 million and a lease term of 10 years.
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of June 30, 2025; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to the amounts included in the table above, as of June 30, 2025, we had a net liability for unrecognized tax benefits and related interest totaling $649 million. While it is reasonably possible that material reduction of unrecognized tax benefits may occur within the next 12 months, the actual amount could vary significantly depending on the ultimate timing and nature of any settlements and tax interpretations.

Legal Proceedings

We are subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our Condensed Consolidated Financial Statements.

(12)  STOCK-BASED COMPENSATION AND STOCK REPURCHASE PROGRAM
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
There were no ESPP shares issued during the three months ended June 30, 2025 and 2024. There were an insignificant number of stock options granted during the three months ended June 30, 2025 and 2024.
The assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Three Months Ended June 30,
	2025	2024
Risk-free interest rate	3.9%	4.5%
Expected volatility	24% - 43%	23% - 43%
Weighted-average volatility	30%	31%
Expected dividends	None	None

Stock Options
The following table summarizes our stock option activity for the three months ended June 30, 2025:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2025	6	$63.51
Granted	1	145.10
Exercised	(1)	102.37
Forfeited, cancelled or expired	—	—
Outstanding as of June 30, 2025	6	$64.99	2.86	$0.5
Vested and expected to vest	6	$64.99	2.86	$0.5
Exercisable as of June 30, 2025	6	$64.99	2.86	$0.5
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of June 30, 2025, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Units
The following table summarizes our restricted stock units activity for the three months ended June 30, 2025:

	Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2025	7,549	$133.90
Granted	3,380	149.84
Vested	(2,420)	133.22
Forfeited or cancelled	(194)	135.41
Outstanding as of June 30, 2025	8,315	$140.54
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

The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the three months ended June 30, 2025:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2025	1,004	$134.60
Granted	813	151.10
Vested	(266)	150.23
Forfeited or cancelled	(451)	136.91
Outstanding as of June 30, 2025	1,100	$142.08
Market-Based Restricted Stock Units
Our market-based restricted stock units vest contingent upon the achievement of pre-determined market and service conditions. If these market conditions are not met but service conditions are met, the market-based restricted stock units will not vest; however, any compensation expense we have recognized to date will not be reversed. The number of shares of common stock to be issued at vesting for these awards are based on our total stockholder return (“TSR”) relative to the performance of either companies in the Nasdaq-100 (for awards granted in fiscal years 2023 and 2024) or the S&P 500 Index (for awards granted in fiscal year 2025 and going forward) (“Relative TSR”) and on absolute TSR performance measured against pre-established goals, which started in fiscal year 2025 (“Absolute TSR”), each over a three-year period. Payout with respect to the Relative TSR component ranges from zero to 200 percent of the target number of Relative TSR units granted, and payout with respect to the Absolute TSR component ranges from zero to 75 percent of the target number of the underlying base award (which is comprised of Performance-Based Restricted Stock Units and Relative TSR units). These awards cliff-vest after the completion of the three-year measurement period, contingent on the achievement of both market and service conditions.
We amortize the fair values of market-based restricted stock units over the requisite service period.
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the three months ended June 30, 2025:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2025	637	$115.43
Granted	367	103.73
Vested	(34)	150.48
Forfeited or cancelled	(80)	176.70
Outstanding as of June 30, 2025	890	$103.80
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,
	2025	2024
Cost of revenue	$3	$4
Research and development	110	101
Marketing and sales	12	12
General and administrative	27	26
Stock-based compensation expense	$152	$143
For both the three months ended June 30, 2025 and 2024, we recognized $20 million of deferred income tax benefit related to our stock-based compensation expense.

As of June 30, 2025, our total unrecognized compensation cost related to stock options, restricted stock units, market-based restricted stock units, and performance-based restricted stock units was $1,188 million and is expected to be recognized over a weighted-average service period of 2.1 years. Of the $1,188 million of unrecognized compensation cost, $1,090 million relates to restricted stock units, $66 million relates to performance-based restricted stock units, $32 million relates to market-based restricted stock units.
Stock Repurchase Program
In August 2022, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. This program was terminated on May 8, 2024.
In May 2024, the Company’s Audit Committee, upon delegation from the Company’s Board of Directors, authorized a program to repurchase up to $5.0 billion of our common stock. This program superseded and replaced the August 2022 program and expires on May 9, 2027. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares of our common stock under this program and it may be modified, suspended or discontinued at any time. We are actively repurchasing shares under this program.
In fiscal year 2025, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Goldman Sachs & Co. LLC., under which we purchased an aggregate of $1.0 billion of our common stock as part of the May 2024 repurchase program. We received and retired 0.4 million shares during the three months ended June 30, 2025 to settle the ASR Agreement. In total, we repurchased 7.4 million shares at an average price of $135.05 under the ASR Agreement. The total number of shares delivered and the average purchase price paid per share were determined upon final settlement based on the volume weighted average price over the term of the ASR, less an agreed upon discount.

The following table summarizes total shares repurchased during the three months ended June 30, 2025 and 2024:

	August 2022 Program		May 2024 Program		Total
(In millions)	Shares	Amount(a)	Shares	Amount(a)	Shares	Amount
Three months ended June 30, 2025	—	$—	3.0	$375	3.0	$375
Three months ended June 30, 2024	1.2	$152	1.6	$223	2.8	$375
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

	Three Months Ended June 30,
(In millions, except per share amounts)	2025	2024
Net income	$201	$280
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	251	266
Dilutive potential common shares related to stock award plans	3	2
Weighted-average common stock outstanding — diluted	254	268
Earnings per share:
Basic	$0.80	$1.05
Diluted	$0.79	$1.04
Certain restricted stock units, market-based restricted stock units and performance-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. For both the three months ended June 30, 2025 and 2024, one million such shares were excluded.

(14) SEGMENT AND REVENUE INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. As of June 30, 2025, we have one reportable segment, which represents our only operating segment. Our CODM makes decisions on resource allocation and assesses performance of the business based on our consolidated results, including net income.
The measure of segment assets are reported on the Condensed Consolidated Balance Sheets as total assets.

Information about our single reportable segment net revenue, net income, and significant segment expenses for the three months ended June 30, 2025 and 2024 is presented below (in millions):

	Three Months Ended June 30,
	2025	2024
Net revenue	$1,671	$1,660
Less:
Cost of revenue (1)	266	249
Research and development (1)	596	528
Marketing and sales (1)	202	193
General and administrative (1)	157	150
Amortization and impairment of intangibles	27	27
Restructuring and related charges	—	6
Stock-based compensation	152	143
Interest and other (income) expenses, net	(2)	(30)
Provision for income taxes	72	114
Net income	$201	$280
(1) Excludes amounts related to amortization and impairment of intangibles, restructuring and related charges, and stock-based compensation, which are presented separately in the table above.

Information about our total net revenue by timing of recognition for the three months ended June 30, 2025 and 2024 is presented below (in millions):

	Three Months Ended June 30,
	2025	2024
Net revenue by timing of recognition
Revenue recognized at a point in time	$442	$371
Revenue recognized over time	1,229	1,289
Net revenue	$1,671	$1,660
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
Revenue recognized over time includes service revenue allocated to the future update rights and the online hosting performance obligations. This also includes sales of extra content associated with our online-hosted services such as our Ultimate Team game mode, revenue allocated to the future update rights from licensing of software to third-parties, subscription services, and revenue recognized from third parties that publish games and services under a license to certain of our intellectual property assets.

Information about our total net revenue by composition for the three months ended June 30, 2025 and 2024 is presented below (in millions):

	Three Months Ended June 30,
	2025	2024
Net revenue by composition
Full game downloads	$233	$190
Packaged goods	56	60
Full game	289	250

Live services and other	1,382	1,410
Net revenue	$1,671	$1,660
Full game net revenue includes full game downloads and packaged goods. Full game downloads primarily include revenue from digital sales of full games on console, PC, and certain licensing revenue. Packaged goods primarily include revenue from full games that are sold physically through distribution arrangements, mass market retailers, and specialty stores.
Live services and other net revenue primarily includes revenue from sales of extra content for console, PC, and mobile games, certain licensing revenue, subscriptions, and advertising.
Information about our total net revenue by platform for the three months ended June 30, 2025 and 2024 is presented below (in millions):

	Three Months Ended June 30,
	2025	2024
Platform net revenue
Console	$1,007	$1,005
PC and other	374	365
Mobile	290	290
Net revenue	$1,671	$1,660
Information about our operations in North America and internationally for the three months ended June 30, 2025 and 2024 is presented below (in millions):

	Three Months Ended June 30,
	2025	2024
Net revenue from unaffiliated customers
North America	$642	$616
International	1,029	1,044
Net revenue	$1,671	$1,660

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of June 28, 2025, the related condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended June 28, 2025 and June 29, 2024, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of March 29, 2025, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 13, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 29, 2025 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
August 1, 2025

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We use words such as “anticipate”, “believe”, “expect”, “intend”, “estimate”, “plan”, “predict”, “seek”, “goal”, “will”, “may”, “likely”, “should”, “could”, “continue”, “potential” (and the negative of any of these terms), “future” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, projections of markets relevant to our business, uncertain events and assumptions and other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements consist of, among other things, statements related to our business, operations and financial results, industry prospects, our future financial performance, and our business plans and objectives, and may include certain assumptions that underlie the forward-looking statements. These forward-looking statements are not guarantees of future performance and reflect management’s current expectations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that might cause or contribute to such differences include those discussed in Part II, Item 1A of this Quarterly Report under the heading “Risk Factors”, as well as in other documents we have filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended June 30, 2025, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 as filed with the SEC on May 13, 2025 and in other documents we have filed with the SEC.
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

Financial Results
Our key financial results for our fiscal quarter ended June 30, 2025 were as follows:
•Total net revenue was $1,671 million, up 1 percent year-over-year.
•Live services and other net revenue was $1,382 million, down 2 percent year-over-year.
•Gross margin was 83.3 percent, down 1 percentage point year-over-year.
•Operating expenses were $1,121 million, up 9 percent year-over-year.
•Operating income was $271 million, down 26 percent year-over-year.
•Net income was $201 million with diluted earnings per share of $0.79.
•Net cash provided by operating activities was $17 million, down 86 percent year-over-year.
•Total cash, cash equivalents and short-term investments were $1,630 million.
•We returned $423 million to stockholders through our capital return programs, which include repurchasing 3 million shares for approximately $375 million and paying $48 million through our quarterly cash dividend program.
Trends in Our Business
Live Services Business. We offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our full games and free-to-play games. Our net revenue attributable to live services and other was $5,433 million, $5,476 million, and $5,544 million for the trailing twelve months ended June 30, 2025, 2024, and 2023, respectively, and we expect that live services net revenue will continue to be material to our business. Within live services and other, net revenue attributable to extra content was $4,293 million, $4,421 million, and $4,342 million for the trailing twelve months ended June 30, 2025, 2024, and 2023, respectively. Growth in live services net revenue, including extra content may not be linear due to the competitive landscape, consumer buying patterns, and other factors. Our most popular live services are the extra content in the Ultimate Team mode associated with our sports franchises. Ultimate Team allows players to collect current and former players in order to build and compete as a personalized team. Live services net revenue generated from extra content purchased within Ultimate Team, a substantial portion of which was derived from FC Ultimate Team, is material to our business.
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
The following is a calculation of our total net bookings for the periods presented:

	Three Months Ended June 30,
(In millions)	2025	2024
Net revenue	$1,671	$1,660
Change in deferred net revenue (online-enabled games)	(373)	(398)
Net bookings	$1,298	$1,262
Net bookings were $1,298 million for the three months ended June 30, 2025, primarily driven by sales related to our global football, Star Wars, American football, and The Sims franchises. Net bookings increased $36 million, or 3 percent, as compared to the three months ended June 30, 2024, primarily driven by Split Fiction and a year-over-year increase in sales related to our global football franchise, partially offset by decreased sales of extra content from Apex Legends. Live services and other net bookings were $1,084 million for the three months ended June 30, 2025, and decreased $10 million, or 1 percent, as compared to the three months ended June 30, 2024. The decrease in live services and other net bookings was primarily driven by decreased sales of extra content from Apex Legends and within our mobile catalog portfolio, partially offset by sales from our global football franchise. Full game net bookings were $214 million for the three months ended June 30, 2025, and increased $46 million, or 27 percent, as compared to the three months ended June 30, 2024, primarily driven by Split Fiction.

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

Online-Hosted Service Games. Sales of our Online-Hosted Service Games are determined to have one distinct performance obligation: the online hosting service. We recognize revenue from these arrangements ratably as the service is provided (over the Estimated Offering Period).
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
Determining the Estimated Offering Period. The offering period is the period in which we offer to provide the future update rights and/or online hosting for the game and related extra content sold. Because the offering period is not an explicitly defined period, we must make an estimate of the offering period for the service-related performance obligations (i.e., future update rights and/or online hosting). Determining the Estimated Offering Period is inherently subjective and is subject to regular revision. Generally, we consider the average period of time customers are online when estimating the offering period. We also consider the estimated period of time between the date a game unit is sold to a reseller and the date the reseller sells the game unit to the customer (i.e., time in channel). Based on these two factors, we then consider the method of distribution. For example, games and extra content sold at retail would have a composite offering period equal to the online gameplay period plus time in channel as opposed to digitally-distributed games and extra content which are delivered immediately via digital download and therefore, the offering period is estimated to be only the online gameplay period.
Additionally, we consider results from prior analyses, known and expected online gameplay trends, as well as disclosed service periods for competitors’ games in determining the Estimated Offering Period for future sales. We believe this provides a reasonable depiction of the transfer of future update rights and online hosting to our customers, as it is the best representation of the time period during which our games and extra content are experienced. We recognize revenue for future update rights and online hosting performance obligations ratably on a straight-line basis over this period as there is a consistent pattern of delivery for these performance obligations. Revenue for service-related performance obligations for digitally-distributed games and extra content is recognized over an estimated eight-month period beginning in the month of sale, and revenue for service-related performance obligations for games and extra content sold through retail is recognized over an estimated ten-month period beginning in the month of sale.
We recently completed our annual evaluation of the Estimated Offering Period. As a result, for all new sales beginning in the second quarter of fiscal year 2026, the revenue that we recognize for service-related performance obligations related to our mobile free-to-play and PC and console free-to-play games will be recognized generally over an eleven-month period, previously recognized over eight and twelve-month periods, respectively. We do not expect this change in Estimated Offering Period to impact the amount of net bookings or the operating cash flows that we report. We expect that this change will move the recognition of approximately $81 million in net revenue from fiscal year 2026 into fiscal year 2027.

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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2026 contains 52 weeks and ends on March 28, 2026. Our results of operations for the fiscal year ended March 31, 2025 contained 52 weeks and ended on March 29, 2025. Our results of operations for the three months ended June 30, 2025 contained 13 weeks and ended on June 28, 2025. Our results of operations for the three months ended June 30, 2024 contained 13 weeks and ended on June 29, 2024. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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

Net Revenue Quarterly Analysis
Net Revenue
Net revenue for the three months ended June 30, 2025 was $1,671 million, primarily driven by sales related to our global football, American football, and The Sims franchises. Net revenue for the three months ended June 30, 2025 increased $11 million as compared to the three months ended June 30, 2024. This increase was driven by a $129 million increase in net revenue primarily due to Split Fiction and our American football franchises, driven by EA SPORTS College Football 25, partially offset by a $118 million decrease in net revenue primarily due to decreased sales of extra content for Apex Legends and from sunset mobile titles.

Net Revenue by Composition
Our net revenue by composition for the three months ended June 30, 2025 and 2024 was as follows (in millions):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Net revenue:
Full game downloads	$233	$190	$43	23%
Packaged goods	56	60	(4)	(7)%
Full game	$289	$250	$39	16%

Live services and other	$1,382	$1,410	$(28)	(2)%
Total net revenue	$1,671	$1,660	$11	1%
Full Game Net Revenue
Full game net revenue includes full game downloads and packaged goods. Full game downloads primarily include revenue from digital sales of full games on console, PC, and certain licensing revenue. Packaged goods primarily include revenue from full games that are sold physically through distribution arrangements, mass market retailers, and specialty stores.
For the three months ended June 30, 2025, full game net revenue was $289 million, primarily driven by EA SPORTS FC 25, Split Fiction, and EA SPORTS F1 25. Full game net revenue for the three months ended June 30, 2025 increased $39 million, or 16 percent, as compared to the three months ended June 30, 2024, primarily driven by Split Fiction.

Live Services and Other Net Revenue
Live services and other net revenue primarily includes revenue from sales of extra content for console, PC, and mobile games, certain licensing revenue, subscriptions, and advertising.
For the three months ended June 30, 2025, live services and other net revenue was $1,382 million, primarily driven by sales of extra content for our global football, American football, and The Sims franchises. Live services and other net revenue for the three months ended June 30, 2025 decreased $28 million, or 2 percent, as compared to the three months ended June 30, 2024. This decrease was primarily driven by decreased sales of extra content for Apex Legends, partially offset by an increase in net revenue primarily due to sales of extra content for Ultimate Team within our American football franchises, driven by EA SPORTS College Football 25.

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

Cost of revenue for the three months ended June 30, 2025 and 2024 was as follows (in millions):

June 30, 2025	% of Net Revenue	June 30, 2024	% of Net Revenue	% Change	Change as a % of Net Revenue
$279	17%	$263	16%	6%	1%
Cost of Revenue
Cost of revenue increased by $16 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to sales performance from royalty-bearing titles, driven by Split Fiction and our global football franchise, partially offset by a decrease in online hosting and platform fees.

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
Research and development expenses for the three months ended June 30, 2025 and 2024 were as follows (in millions):

	June 30, 2025	% of Net Revenue	June 30, 2024	% of Net Revenue	$ Change	% Change
Three months ended	$706	42%	$629	38%	$77	12%
Research and development expenses increased by $77 million, or 12 percent, during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. This increase was primarily due to a $46 million increase in personnel-related expenses as part of our continued investment in our studios, a $19 million increase in studio-related contracted services, and a $9 million increase in stock-based compensation.
Marketing and Sales
Marketing and sales expenses consist of advertising, marketing and promotional expenses, personnel-related costs, and related overhead costs.
Marketing and sales expenses for the three months ended June 30, 2025 and 2024 were as follows (in millions):

	June 30, 2025	% of Net Revenue	June 30, 2024	% of Net Revenue	$ Change	% Change
Three months ended	$214	13%	$205	12%	$9	4%
Marketing and sales expenses increased by $9 million, or 4 percent, during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. This increase was primarily due to higher advertising and marketing spending related to our American football franchises and EA SPORTS FC Mobile, partially offset by reduced spending for Apex Legends.
General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology (“IT”), related overhead costs, fees for professional services, and allowances for doubtful accounts.

General and administrative expenses for the three months ended June 30, 2025 and 2024 were as follows (in millions):

	June 30, 2025	% of Net Revenue	June 30, 2024	% of Net Revenue	$ Change	% Change
Three months ended	$184	11%	$180	11%	$4	2%
General and administrative expenses increased by $4 million, or 2 percent, during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. This increase was primarily due to an increase in personnel-related costs.
Income Taxes
On July 4, 2025, the United States enacted the OBBB which extended or modified certain corporate tax provisions under the 2017 TCJA. The impacts of the OBBB are not included in our operating results for the three months ended June 30, 2025.

Provision for income taxes for the three months ended June 30, 2025 and 2024 were as follows (in millions):

	June 30, 2025	Effective Tax Rate	June 30, 2024	Effective Tax Rate
Three months ended	$72	26%	$114	29%
The provision for income taxes for the three months ended June 30, 2025 is based on our projected annual effective tax rate for fiscal year 2026, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three months ended June 30, 2025 was 26 percent, as compared to 29 percent for the same period prior year. The decrease in effective tax rate year-over-year is primarily due to higher excess tax benefits from stock-based compensation compared to prior year.

The European Union and other countries, including Switzerland, have enacted, or have committed to enact global minimum taxes, commonly referred to as Pillar II, as proposed by the Organization for Economic Cooperation and Development (“OECD”), effective with our fiscal year 2025. Pillar II in the relevant countries where we operate did not have a material impact on our tax provision for the three months ended June 30, 2025. On June 28, 2025, the G7 countries announced an agreement on the potential application of Pillar II to U.S.-parented multinationals. We will monitor legislative guidance to evaluate potential Pillar II impacts as they become available.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of June 30, 2025	As of March 31, 2025	Increase/(Decrease)
Cash and cash equivalents	$1,518	$2,136	$(618)
Short-term investments	112	112	—
Total	$1,630	$2,248	$(618)
Percentage of total assets	14%	18%

	Three Months Ended June 30,
(In millions)	2025	2024	Change
Net cash provided by operating activities	$17	$120	$(103)
Net cash used in investing activities	(89)	(69)	(20)
Net cash used in financing activities	(568)	(546)	(22)
Effect of foreign exchange on cash and cash equivalents	22	(5)	27
Net increase (decrease) in cash and cash equivalents	$(618)	$(500)	$(118)
Changes in Cash Flow
Operating Activities. Net cash provided by operating activities decreased by $103 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily driven by higher cash payments for royalties, higher personnel-related payments, and lower cash inflows from hedging activities, partially offset by higher cash collections from sales.

Investing Activities. Net cash used in investing activities increased by $20 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily driven by lower proceeds from maturities and sales of short-term investments and acquisition-related payments, partially offset by reduced purchases of short-term investments.
Financing Activities. Net cash used in financing activities increased by $22 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to a $24 million increase in cash paid to taxing authorities in connection with withholding taxes for stock-based compensation.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of June 30, 2025, our short-term investments had net unrealized gains of less than $1 million or less than 1 percent of total short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or stock repurchase programs.
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
Credit Facility
On March 22, 2023, we entered into a $500 million unsecured revolving credit facility (the "Credit Facility") with a syndicate of banks. The Credit Facility terminates on March 22, 2028 unless the maturity is extended in accordance with its terms. As of June 30, 2025, no amounts were outstanding. The Credit Facility contains an option to arrange with existing lenders and/or new lenders to provide up to an aggregate of $500 million in additional commitments for revolving loans. Proceeds of loans made under the Credit Facility may be used for general corporate purposes. See Note 10 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our Credit Facility, which is incorporated by reference into this Item 2.
Financial Condition
Our material cash requirements, including commitments for capital expenditure, as of June 30, 2025 are set forth in our Note 11 — Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q, which is incorporated by reference into this Item 2. We expect capital expenditures to be approximately $225 million in fiscal year 2026 primarily due to investments in hardware, software, and real estate. We believe that our cash, cash equivalents, short-term investments, cash generated from operations and available financing facilities will be sufficient to meet these material cash requirements, which include licensing intellectual property from sports organizations and players associations used in our EA SPORTS titles and third-party content, debt repayment obligations, and to fund our operating requirements for the next 12 months and beyond. Our operating requirements include working capital requirements, capital expenditures, our capital return programs, and potentially, future acquisitions or strategic investments. We may choose at any time to raise additional capital to repay debt, strengthen our financial position, facilitate expansion, repurchase our stock, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.

During the three months ended June 30, 2025, we returned $423 million to stockholders through our capital return programs, which include repurchasing 3.0 million shares for approximately $375 million and paying $48 million through our quarterly cash dividend program.

Our foreign subsidiaries are generally subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of June 30, 2025, approximately $1,124 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.

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

As of June 30, 2025, we did not have any off-balance sheet arrangements.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of June 30, 2025, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $236 million or $473 million, respectively. As of June 30, 2025, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses in the Condensed Consolidated Statements of Operations on our foreign currency forward contracts used in balance sheet hedging of $106 million or $212 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in the same manner and actual results may differ materially. See Note 4 — Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.

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
As of June 30, 2025, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with changes in fair value, including unrealized gains and unrealized losses not related to credit losses, reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.
Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Changes in interest rates affect the fair value of our short-term investment portfolio. To provide a meaningful assessment of the interest rate risk associated with our short-term investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio assuming a 150 basis point parallel shift in the yield curve. As of June 30, 2025, a hypothetical 150 basis point increase in interest rates would have resulted in a $1 million, or 1 percent decrease in the fair market value of our short-term investments.

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
Changes in internal control over financial reporting
There has been no change in our internal controls over financial reporting identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that occurred during the fiscal quarter ended June 30, 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations. These fluctuations may be due to our operating results or factors specific to our operating results (including those discussed in the risk factors above), changes in securities analysts’ estimates of our future financial performance, ratings or recommendations, the failure of our capital return programs to meet analysts’ and investors’ expectations, the announcement of, or speculation related to, mergers and acquisitions activity and integration of acquisitions, departure of key personnel, cyberattacks, or factors largely outside of our control including those affecting interactive gaming, entertainment, and/or technology companies generally, national or international economic conditions, investor sentiment or other factors related or unrelated to our operating performance. In particular, economic downturns may contribute to the public stock markets experiencing extreme price and trading volume volatility. These fluctuations could adversely affect the market price of our common stock.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In May 2024, the Company’s Audit Committee, upon delegation from the Company’s Board of Directors, authorized a program to repurchase up to $5.0 billion of our common stock. This program expires on May 9, 2027. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares of our common stock under this program and it may be modified, suspended or discontinued at any time. We are actively repurchasing shares under this program.
The following table summarizes the number of shares repurchased during the three months ended June 30, 2025:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
March 30, 2025 - April 26, 2025
Accelerated share repurchases(1)	436,693	$—	436,693	$—
Open market share repurchases	807,854	$142.24	807,854	$2,537
April 27, 2025 - May 24, 2025	805,982	$150.09	805,982	$2,417
May 25, 2025 - June 28, 2025	933,455	$149.03	933,455	$2,277
	2,983,984		2,983,984
(1)We received and retired 0.4 million shares during the three months ended June 30, 2025 to settle the ASR agreement. In total, we repurchased 7.4 million shares at an average price of $135.05 under the ASR agreement.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Rule 10b5-1 Plans

During the three months ended June 30, 2025, the following EA directors and/or officers entered into trading plans intended to satisfy the requirements of Rule 10b5-1(c) of the Exchange Act as part of managing their EA equity holdings (“10b5-1 Plan”).

•On May 13, 2025, Jacob J. Schatz, EA’s EVP of Global Affairs, Chief Legal Officer and Corporate Secretary, adopted a 10b5-1 Plan. Up to an aggregate 14,400 shares of our common stock may be sold under this plan with sales occurring periodically from the estimated selling start date of August 15, 2025 through July 31, 2026.

•On May 28, 2025, Mala Singh, EA’s Chief People Officer, adopted a 10b5-1 Plan. Up to an aggregate 15,600 shares of our common stock may be sold under this plan with sales occurring periodically from the estimated selling start date of August 27, 2025 through July 31, 2026.

•On May 29, 2025, Stuart Canfield, EA’s Chief Financial Officer, adopted a 10b5-1 Plan. Up to an aggregate 10,000 shares of our common stock may be sold under this plan with sales occurring periodically from the estimated selling start date of September 2, 2025 through August 31, 2026. Mr. Canfield’s 10b5-1 Plan also provides for the sale of an amount of shares of our common stock to be determined to satisfy tax withholding obligations arising from the vesting of various EA equity awards.

Item 6.Exhibits

The exhibits listed in the accompanying index to exhibits on Page 56 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2025
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

†    Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 are the following formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows, and (6) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Stuart Canfield
DATED:	Stuart Canfield
August 1, 2025	EVP and Chief Financial Officer (Duly Authorized Officer)