Form 10-Q
period 2025-09-30
ELECTRONIC ARTS INC.
filed 2025-10-31
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
As of October 27, 2025, there were 249,404,562 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2025

PART I – FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	September 30, 2025	March 31, 2025 (a)
ASSETS
Current assets:
Cash and cash equivalents	$1,148	$2,136
Short-term investments	112	112
Receivables, net	1,077	679
Other current assets	379	349
Total current assets	2,716	3,276
Property and equipment, net	578	586
Goodwill	5,388	5,376
Acquisition-related intangibles, net	245	293
Deferred income taxes, net	2,455	2,420
Other assets	472	417
TOTAL ASSETS	$11,854	$12,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued, and other current liabilities	$1,514	$1,359
Deferred net revenue (online-enabled games)	1,326	1,700
Senior notes, current, net	400	400
Total current liabilities	3,240	3,459
Senior notes, net	1,485	1,484
Income tax obligations	684	594
Other liabilities	445	445
Total liabilities	5,854	5,982
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 249 and 252 shares issued and outstanding, respectively	3	3
Additional paid-in capital	—	—
Retained earnings	6,153	6,470
Accumulated other comprehensive income (loss)	(156)	(87)
Total stockholders’ equity	6,000	6,386
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,854	$12,368

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Net revenue	$1,839	$2,025	$3,510	$3,685
Cost of revenue	443	456	722	719
Gross profit	1,396	1,569	2,788	2,966
Operating expenses:
Research and development	686	648	1,392	1,277
Marketing and sales	304	272	518	477
General and administrative	189	197	373	377
Amortization and impairment of intangibles	17	17	34	34
Restructuring	—	51	—	53
Total operating expenses	1,196	1,185	2,317	2,218
Operating income	200	384	471	748
Interest and other income (expense), net	(3)	15	(1)	45
Income before provision for income taxes	197	399	470	793
Provision for income taxes	60	105	132	219
Net income	$137	$294	$338	$574
Earnings per share:
Basic	$0.55	$1.11	$1.35	$2.17
Diluted	$0.54	$1.11	$1.34	$2.15
Number of shares used in computation:
Basic	250	264	251	265
Diluted	252	266	253	267

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net income	$137	$294	$338	$574
Other comprehensive income (loss), net of tax:
Net gains (losses) on available-for-sale securities	—	1	—	1
Net gains (losses) on derivative instruments	11	(72)	(82)	(56)
Foreign currency translation adjustments	(5)	16	13	12
Total other comprehensive income (loss), net of tax	6	(55)	(69)	(43)
Total comprehensive income	$143	$239	$269	$531

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In millions, except share data in thousands)	Shares	Amount
Balances as of March 31, 2025	252,315	$3	$—	$6,470	$(87)	$6,386
Total comprehensive income	—	—	—	201	(75)	126
Stock-based compensation	—	—	152	—	—	152
Issuance of common stock	1,677	—	(158)	—	—	(158)
Common stock repurchases and excise tax	(2,984)	—	6	(382)	—	(376)
Cash dividends declared ($0.19 per common share)	—	—	—	(48)	—	(48)
Balances as of June 30, 2025	251,008	$3	$—	$6,241	$(162)	$6,082
Total comprehensive income	—	—	—	137	6	143
Stock-based compensation	—	—	174	—	—	174
Issuance of common stock	628	—	26	—	—	26
Common stock repurchases and excise tax	(2,292)	—	(200)	(177)	—	(377)
Cash dividends declared ($0.19 per common share)	—	—	—	(48)	—	(48)
Balances as of September 30, 2025	249,344	$3	$—	$6,153	$(156)	$6,000

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In millions, except share data in thousands)	Shares	Amount
Balances as of March 31, 2024	266,415	$3	$—	$7,582	$(72)	$7,513
Total comprehensive income	—	—	—	280	12	292
Stock-based compensation	—	—	143	—	—	143
Issuance of common stock	1,565	—	(121)	—	—	(121)
Common stock repurchases and excise tax	(2,847)	—	(22)	(355)	—	(377)
Cash dividends declared ($0.19 per common share)	—	—	—	(50)	—	(50)
Balances as of June 30, 2024	265,133	$3	$—	$7,457	$(60)	$7,400
Total comprehensive income	—	—	—	294	(55)	239
Stock-based compensation	—	—	174	—	—	174
Issuance of common stock	602	—	24	—	—	24
Common stock repurchases and excise tax	(2,587)	—	(198)	(180)	—	(378)
Cash dividends declared ($0.19 per common share)	—	—	—	(51)	—	(51)
Balances as of September 30, 2024	263,148	$3	$—	$7,520	$(115)	$7,408

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Six Months Ended September 30,
(In millions)	2025	2024
OPERATING ACTIVITIES
Net income	$338	$574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and impairment	161	202
Stock-based compensation	326	317
Change in assets and liabilities:
Receivables, net	(398)	(447)
Other assets	(68)	(20)
Accounts payable, accrued, and other liabilities	196	117
Deferred income taxes, net	(33)	(50)
Deferred net revenue (online-enabled games)	(375)	(339)
Net cash provided by operating activities	147	354
INVESTING ACTIVITIES
Capital expenditures	(115)	(117)
Proceeds from maturities and sales of short-term investments	72	239
Purchase of short-term and other investments	(97)	(237)
Acquisitions, net of cash acquired	(17)	—
Net cash used in investing activities	(157)	(115)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	45	42
Cash dividends paid	(96)	(101)
Cash paid to taxing authorities for shares withheld from employees	(177)	(139)
Common stock repurchases and excise taxes paid	(769)	(750)
Net cash used in financing activities	(997)	(948)
Effect of foreign exchange on cash and cash equivalents	19	6
Increase (decrease) in cash and cash equivalents	(988)	(703)
Beginning cash and cash equivalents	2,136	2,900
Ending cash and cash equivalents	$1,148	$2,197
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$104	$209
Cash paid during the period for interest	28	28
Non-cash investing activities:
Change in accrued capital expenditures	$(28)	$(14)
Non-cash financing activities:
Change in accrued excise taxes	$(16)	$5

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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2026 contains 52 weeks and ends on March 28, 2026. Our results of operations for the fiscal year ended March 31, 2025 contained 52 weeks and ended on March 29, 2025. Our results of operations for the three and six months ended September 30, 2025 contained 13 weeks and 26 weeks, respectively, and ended on September 27, 2025. Our results of operations for the three and six months ended September 30, 2024 contained 13 weeks and 26 weeks, respectively, and ended on September 28, 2024. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
Change in Estimated Offering Period
The offering period is the period in which we offer to provide the future update rights and/or online hosting for the game and related extra content sold. Because the offering period is not an explicitly defined period, we must make an estimate of the offering period for the service-related performance obligations (i.e., future update rights and/or online hosting). For sales prior to July 1, 2025, revenue for service-related performance obligations related to our mobile free-to-play and PC and console free-to-play games was recognized generally over eight and twelve-month periods, respectively, beginning in the month of sale.
During the three months ended September 30, 2025, we completed our annual evaluation of the Estimated Offering Period, and as a result, for sales beginning July 1, 2025, the revenue that we recognize for service-related performance obligation related to our mobile free-to-play and PC and console free-to-play games is recognized generally over an eleven-month period beginning in the month of sale. During the three and six months ended September 30, 2025, this change to our Estimated Offering Period resulted in an estimated decrease in net revenue of $8 million and net income of $6 million, and a decrease of $0.02 diluted earnings per share.
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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Improvements to Accounting for Internal-Use Software, which eliminates references to “project stages” and clarifies the criteria for when internal-use software costs should be capitalized. This ASU is effective beginning in the first quarter of fiscal year 2029 on a prospective, modified-prospective, or retrospective basis, with early adoption permitted. We are currently evaluating the timing of adoption and the impact of this ASU on our Condensed Consolidated Financial Statements and related disclosures.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of September 30, 2025 and March 31, 2025, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of September 30, 2025	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$32	$32	$—	$—	Cash equivalents
Money market funds	128	128	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	47	—	47	—	Short-term investments and cash equivalents
U.S. Treasury securities	21	21	—	—	Short-term investments
Foreign government securities	7	—	7	—	Short-term investments
Asset-backed securities	38	—	38	—	Short-term investments
Foreign currency derivatives	12	—	12	—	Other current assets and other assets
Deferred compensation plan assets (a)	44	44	—	—	Other assets
Total assets at fair value	$329	$225	$104	$—
Liabilities
Foreign currency derivatives	$88	$—	$88	$—	Accounts payable, accrued, and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	45	45	—	—	Other liabilities
Total liabilities at fair value	$133	$45	$88	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2025	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$58	$58	$—	$—	Cash equivalents
Money market funds	904	904	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	46	—	46	—	Short-term investments
U.S. Treasury securities	12	12	—	—	Short-term investments
Foreign government securities	4	—	4	—	Short-term investments
Asset-backed securities	50	—	50	—	Short-term investments
Foreign currency derivatives	28	—	28	—	Other current assets and other assets
Deferred compensation plan assets (a)	36	36	—	—	Other assets
Total assets at fair value	$1,138	$1,010	$128	$—
Liabilities
Foreign currency derivatives	$26	$—	$26	$—	Accounts payable, accrued, and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	36	36	—	—	Other liabilities
Total liabilities at fair value	$62	$36	$26	$—

(a)The Deferred Compensation Plan consists of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, for additional information regarding our Deferred Compensation Plan.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of September 30, 2025 and March 31, 2025, our cash and cash equivalents were $1,148 million and $2,136 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.
Short-Term Investments
Short-term investments consisted of the following as of September 30, 2025 and March 31, 2025 (in millions):

	As of September 30, 2025				As of March 31, 2025
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$46	$—	$—	$46	$46	$—	$—	$46
U.S. Treasury securities	21	—	—	21	12	—	—	12
Foreign government securities	7	—	—	7	4	—	—	4
Asset-backed securities	38	—	—	38	50	—	—	50
Short-term investments	$112	$—	$—	$112	$112	$—	$—	$112
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of September 30, 2025 and March 31, 2025 (in millions):

	As of September 30, 2025		As of March 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$33	$33	$46	$46
Due 1 year through 5 years	77	77	63	63
Due after 5 years	2	2	3	3
Short-term investments	$112	$112	$112	$112

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of September 30, 2025			As of March 31, 2025
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$355	$7	$2	$463	$4	$7
Forward contracts to sell	$2,063	$3	$83	$1,970	$20	$16
The effects of cash flow hedge accounting in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2025 and 2024 are as follows (in millions):

	Three Months Ended September 30,				Six Months Ended September 30,
	2025		2024		2025		2024
	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,839	$686	$2,025	$648	$3,510	$1,392	$3,685	$1,277
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$(10)	$2	$(2)	$(1)	$(7)	$2	$5	$(3)
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

Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of September 30, 2025			As of March 31, 2025
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$744	$—	$3	$511	$1	$2
Forward contracts to sell	$770	$2	$—	$582	$3	$1
The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2025 and 2024 was as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
	Interest and other income (expense), net
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$(3)	$15	$(1)	$45
Gains (losses) on foreign currency forward contracts not designated as hedging instruments	$(3)	$(3)	$(19)	$3

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended September 30, 2025 and 2024 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of June 30, 2025	$—	$(82)	$(80)	$(162)
Other comprehensive income (loss) before reclassifications	—	3	(5)	(2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	8	—	8
Total other comprehensive income (loss), net of tax	—	11	(5)	6
Balances as of September 30, 2025	$—	$(71)	$(85)	$(156)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of June 30, 2024	$—	$26	$(86)	$(60)
Other comprehensive income (loss) before reclassifications	1	(75)	16	(58)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3	—	3
Total other comprehensive income (loss), net of tax	1	(72)	16	(55)
Balances as of September 30, 2024	$1	$(46)	$(70)	$(115)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended September 30, 2025 and 2024 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2025	$—	$11	$(98)	$(87)
Other comprehensive income (loss) before reclassifications	—	(87)	13	(74)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5	—	5
Total other comprehensive income (loss), net of tax	—	(82)	13	(69)
Balances as of September 30, 2025	$—	$(71)	$(85)	$(156)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2024	$—	$10	$(82)	$(72)
Other comprehensive income (loss) before reclassifications	1	(54)	12	(41)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2)	—	(2)
Total other comprehensive income (loss), net of tax	1	(56)	12	(43)
Balances as of September 30, 2024	$1	$(46)	$(70)	$(115)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and six months ended September 30, 2025 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended September 30, 2025	Six Months Ended September 30, 2025
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$10	$7
Research and development	(2)	(2)
Total net (gain) loss reclassified, net of tax	$8	$5
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and six months ended September 30, 2024 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
Statement of Operations Classification	Three Months Ended September 30, 2024	Six Months Ended September 30, 2024
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$2	$(5)
Research and development	1	3
Total net (gain) loss reclassified, net of tax	$3	$(2)

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the six months ended September 30, 2025 are as follows (in millions):

	As of March 31, 2025	Activity	Effects of Foreign Currency Translation	As of September 30, 2025
Goodwill	$5,744	$9	$3	$5,756
Accumulated impairment	(368)	—	—	(368)
Total	$5,376	$9	$3	$5,388
During the six months ended September 30, 2025, we completed one acquisition that was not material to our Condensed Consolidated Financial Statements.
Acquisition-related intangibles consisted of the following (in millions):

	As of September 30, 2025			As of March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$938	$(820)	$118	$933	$(790)	$143
Trade names and trademarks	501	(374)	127	501	(351)	150
Registered user base and other intangibles	56	(56)	—	56	(56)	—
Total	$1,495	$(1,250)	$245	$1,490	$(1,197)	$293
Amortization of intangibles for the three and six months ended September 30, 2025 and 2024 are classified in the Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$9	$10	$19	$20
Operating expenses	17	17	34	34
Total	$26	$27	$53	$54
During the three and six months ended September 30, 2025 and 2024, there were no impairment charges recorded for acquisition-related intangible assets.
Acquisition-related intangible assets are generally amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, currently ranging from 2 to 7 years. As of September 30, 2025 and March 31, 2025, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 2.8 years and 3.2 years, respectively.
As of September 30, 2025, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Condensed Consolidated Statements of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2026 (remaining six months)	$50
2027	85
2028	82
2029	28
Total	$245

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
During the three and six months ended September 30, 2025 and 2024, we did not recognize any material losses or impairment charges on royalty-based commitments.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of September 30, 2025	As of March 31, 2025
Other current assets	$68	$55
Other assets	22	23
Royalty-related assets	$90	$78
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

	As of September 30, 2025	As of March 31, 2025
Accounts payable, accrued, and other current liabilities	$272	$226
Other liabilities	37	9
Royalty-related liabilities	$309	$235
As of September 30, 2025, we were committed to pay approximately $1,344 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 11 for further information on our developer and licensor commitments.

(8) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of September 30, 2025 and March 31, 2025 consisted of (in millions):

	As of September 30, 2025	As of March 31, 2025
Computer, equipment and software	$1,061	$1,033
Buildings	390	379
Leasehold improvements	237	229
Equipment, furniture and fixtures, and other	112	109
Land	66	66
Construction in progress	27	21
	1,893	1,837
Less: accumulated depreciation	(1,315)	(1,251)
Property and equipment, net	$578	$586
Depreciation expense associated with property and equipment was $53 million and $105 million for the three and six months ended September 30, 2025, respectively.
Depreciation expense associated with property and equipment was $51 million and $102 million for the three and six months ended September 30, 2024, respectively.
Accounts Payable, Accrued, and Other Current Liabilities
Accounts payable, accrued, and other current liabilities as of September 30, 2025 and March 31, 2025 consisted of (in millions):

	As of September 30, 2025	As of March 31, 2025
Accounts payable	$175	$105
Accrued compensation and benefits	366	486
Accrued royalties	272	226
Deferred net revenue (other)	185	94
Operating lease liabilities	66	67
Other accrued expenses	389	297
Sales returns and price protection reserves	61	84
Accounts payable, accrued, and other current liabilities	$1,514	$1,359
Deferred net revenue (other) includes the deferral of licensing arrangements, subscription revenue, and other revenue for which revenue recognition criteria has not been met.

Deferred net revenue
Deferred net revenue as of September 30, 2025 and March 31, 2025 consisted of (in millions):

	As of September 30, 2025	As of March 31, 2025
Deferred net revenue (online-enabled games)	$1,326	$1,700
Deferred net revenue (other)	185	94
Deferred net revenue (noncurrent)	61	72
Total deferred net revenue	$1,572	$1,866
During the six months ended September 30, 2025 and 2024, we recognized $1,617 million and $1,710 million of net revenue, respectively, that were included in the deferred net revenue balance at the beginning of the period.
Remaining Performance Obligations
As of September 30, 2025, revenue allocated to remaining performance obligations consists of our deferred net revenue balance of $1,572 million. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue.
(9) INCOME TAXES
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (“OBBB”) which extended or modified certain corporate tax provisions under the 2017 Tax Cuts and Jobs Act (“TCJA”). The OBBB modified certain business deductions, including allowing for immediate expensing of U.S. research & development expenditures, effective in our current fiscal year. The OBBB also modified various international tax provisions which were set to change or expire after 2025 under the TCJA. Such modifications, including U.S. taxation of profits derived from foreign operations and associated foreign tax credit limitations, are effective in our fiscal year 2027. The changes resulting from the tax provisions of OBBB are not expected to have a material impact on our results of operations.

The provision for income taxes for the three and six months ended September 30, 2025 is based on our projected annual effective tax rate for fiscal year 2026, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three and six months ended September 30, 2025 was 30 percent and 28 percent, respectively, as compared to 26 percent and 28 percent for the same periods in prior year. The increase in the three month effective tax rate year-over-year is primarily due to one-time tax benefits recorded in the prior year related to a legislative update and tax refund claim.

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
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of September 30, 2025	As of March 31, 2025
Senior Notes:
4.80% Senior Notes due 2026	$400	$400
1.85% Senior Notes due 2031	750	750
2.95% Senior Notes due 2051	750	750
Total principal amount	$1,900	$1,900
Unaccreted discount	(4)	(5)
Unamortized debt issuance costs	(11)	(11)
Net carrying value of Senior Notes	$1,885	$1,884

Fair value of Senior Notes (Level 2)	$1,549	$1,511
As of September 30, 2025, the remaining life of the 2026 Notes, 2031 Notes and 2051 Notes is approximately 0.4 years, 5.4 years, and 25.4 years, respectively.
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

The Credit Facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a debt to EBITDA ratio. As of September 30, 2025, we were in compliance with the debt to EBITDA ratio.
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
As of September 30, 2025, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for the three and six months ended September 30, 2025 and 2024 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Amortization of debt issuance costs	$(1)	$—	$(1)	$(1)
Coupon interest expense	(14)	(14)	(28)	(28)
Total interest expense	$(15)	$(14)	$(29)	$(29)

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
The following table summarizes our minimum contractual obligations as of September 30, 2025 (in millions):

		Fiscal Years Ending March 31,
		2026
		(Remaining
	Total	six mos.)	2027	2028	2029	2030	2031	Thereafter
Unrecognized commitments
Developer/licensor commitments	$1,344	$156	$382	$221	$204	$199	$143	$39
Marketing commitments	1,079	86	324	235	143	160	120	11
Senior Notes interest	642	20	36	36	36	36	36	442
Operating lease imputed interest	45	6	9	8	6	5	4	7
Operating leases not yet commenced (a)	16	—	—	1	2	2	2	9
Other purchase obligations	300	52	104	92	45	6	1	—
Total unrecognized commitments	3,426	320	855	593	436	408	306	508

Recognized commitments
Senior Notes principal and interest	1,906	406	—	—	—	—	750	750
Operating leases	314	41	59	46	29	24	26	89
Total recognized commitments	2,220	447	59	46	29	24	776	839

Total Commitments	$5,646	$767	$914	$639	$465	$432	$1,082	$1,347
(a)As of September 30, 2025, we have entered into an office lease that is expected to commence in the second half of fiscal year 2026, with aggregate future lease payments of approximately $16 million and a lease term of 10 years.
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of September 30, 2025; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to the amounts included in the table above, as of September 30, 2025, we had a net liability for unrecognized tax benefits and related interest totaling $670 million. While it is reasonably possible that material reduction of unrecognized tax benefits may occur within the next 12 months, the actual amount could vary significantly depending on the ultimate timing and nature of any settlements and tax interpretations.

After September 30, 2025, we entered into licensor and office lease agreements with third parties which are not included in the table above, and contingently commit us to pay an additional $1.4 billion in total at various dates through fiscal year 2036.

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
There were an insignificant number of stock options granted during the three and six months ended September 30, 2025 and 2024.
The assumptions used in the Black-Scholes valuation model to estimate the value of our ESPP purchase rights were as follows:

	Three Months Ended September 30,
	2025	2024
Risk-free interest rate	3.9 - 4.1%	4.5 - 5.0%
Expected volatility	27 - 29%	21 - 22%
Weighted-average volatility	28%	21%
Expected term	6 - 12 months	6 - 12 months
Expected dividends	0.7%	0.6%

Stock Options
The following table summarizes our stock option activity for the six months ended September 30, 2025:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2025	6	$63.51
Granted	1	148.40
Exercised	(4)	93.09
Forfeited, cancelled or expired	—	—
Outstanding as of September 30, 2025	3	$56.16	2.64	$0.5
Vested and expected to vest	3	$56.16	2.64	$0.5
Exercisable as of September 30, 2025	3	$56.16	2.64	$0.5
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of September 30, 2025, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Units
The following table summarizes our restricted stock units activity for the six months ended September 30, 2025:

	Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2025	7,549	$133.90
Granted	3,579	150.47
Vested	(2,754)	133.16
Forfeited or cancelled	(347)	137.34
Outstanding as of September 30, 2025	8,027	$141.39
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

The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the six months ended September 30, 2025:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2025	1,004	$134.60
Granted	813	151.10
Vested	(266)	150.23
Forfeited or cancelled	(451)	136.91
Outstanding as of September 30, 2025	1,100	$142.08
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
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the six months ended September 30, 2025:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2025	637	$115.43
Granted	367	103.73
Vested	(34)	150.48
Forfeited or cancelled	(80)	176.70
Outstanding as of September 30, 2025	890	$103.80
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$3	$4	$6	$8
Research and development	123	122	233	223
Marketing and sales	15	16	27	28
General and administrative	33	32	60	58
Stock-based compensation expense	$174	$174	$326	$317
During the three and six months ended September 30, 2025, we recognized $15 million and $35 million, respectively, of deferred income tax benefit related to our stock-based compensation expense. During the three and six months ended

September 30, 2024, we recognized $22 million and $42 million, respectively, of deferred income tax benefit related to our stock-based compensation expense.
As of September 30, 2025, our total unrecognized compensation cost related to stock options, restricted stock units, market-based restricted stock units, and performance-based restricted stock units was $1,026 million and is expected to be recognized over a weighted-average service period of 1.9 years. Of the $1,026 million of unrecognized compensation cost, $948 million relates to restricted stock units, $50 million relates to performance-based restricted stock units, $28 million relates to market-based restricted stock units.
Stock Repurchase Program
In August 2022, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. This program was terminated on May 8, 2024.
In May 2024, the Company’s Audit Committee, upon delegation from the Company’s Board of Directors, authorized a program to repurchase up to $5.0 billion of our common stock. This program superseded and replaced the August 2022 program and expires on May 9, 2027. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares of our common stock under this program and it may be modified, suspended or discontinued at any time. As of September 30, 2025, we suspended repurchase activity under this program in contemplation of the Merger detailed in Note 15 — Subsequent Events.
The following table summarizes total shares repurchased during the three and six months ended September 30, 2025 and 2024:

	August 2022 Program		May 2024 Program		Total
(In millions)	Shares	Amount(a)	Shares	Amount(a)	Shares	Amount
Three months ended September 30, 2025	—	$—	2.3	$375	2.3	$375
Six months ended September 30, 2025	—	$—	5.3	$750	5.3	$750
Three months ended September 30, 2024	—	$—	2.6	$375	2.6	$375
Six months ended September 30, 2024	1.2	$152	4.2	$598	5.4	$750
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

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Net income	$137	$294	$338	$574
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	250	264	251	265
Dilutive potential common shares related to stock award plans	2	2	2	2
Weighted-average common stock outstanding — diluted	252	266	253	267
Earnings per share:
Basic	$0.55	$1.11	$1.35	$2.17
Diluted	$0.54	$1.11	$1.34	$2.15
Certain restricted stock units, market-based restricted stock units and performance-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. For both the three and six months ended September 30, 2025 and 2024, one million such shares were excluded.

(14) SEGMENT AND REVENUE INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. As of September 30, 2025, we have one reportable segment, which represents our only operating segment. Our CODM makes decisions on resource allocation and assesses performance of the business based on our consolidated results, including net income.
The measure of segment assets are reported on the Condensed Consolidated Balance Sheets as total assets.

Information about our single reportable segment net revenue, net income, and significant segment expenses for the three and six months ended September 30, 2025 and 2024 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$1,839	$2,025	$3,510	$3,685
Less:
Cost of revenue (1)	431	442	697	691
Research and development (1)	563	526	1,159	1,054
Marketing and sales (1)	289	256	491	449
General and administrative (1)	156	164	313	314
Amortization and impairment of intangibles	26	27	53	54
Restructuring and related charges	—	52	—	58
Stock-based compensation	174	174	326	317
Interest and other (income) expenses, net	3	(15)	1	(45)
Provision for income taxes	60	105	132	219
Net income	$137	$294	$338	$574
(1) Excludes amounts related to amortization and impairment of intangibles, restructuring and related charges, and stock-based compensation, which are presented separately in the table above.

Information about our total net revenue by timing of recognition for the three and six months ended September 30, 2025 and 2024 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net revenue by timing of recognition
Revenue recognized at a point in time	$808	$918	$1,250	$1,289
Revenue recognized over time	1,031	1,107	2,260	2,396
Net revenue	$1,839	$2,025	$3,510	$3,685
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

Information about our total net revenue by composition for the three and six months ended September 30, 2025 and 2024 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net revenue by composition
Full game downloads	$401	$475	$634	$665
Packaged goods	217	241	273	301
Full game	618	716	907	966

Live services and other	1,221	1,309	2,603	2,719
Net revenue	$1,839	$2,025	$3,510	$3,685
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
Information about our total net revenue by platform for the three and six months ended September 30, 2025 and 2024 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Platform net revenue
Console	$1,212	$1,374	$2,219	$2,379
PC and other	352	364	726	729
Mobile	275	287	565	577
Net revenue	$1,839	$2,025	$3,510	$3,685
Information about our operations in North America and internationally for the three and six months ended September 30, 2025 and 2024 is presented below (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net revenue from unaffiliated customers
North America	$770	$899	$1,412	$1,515
International	1,069	1,126	2,098	2,170
Net revenue	$1,839	$2,025	$3,510	$3,685

(15) SUBSEQUENT EVENTS
On September 28, 2025, we entered into a definitive agreement (the “Merger Agreement”) with Oak-Eagle AcquireCo, Inc. (“Parent”) and Oak-Eagle MergerCo, Inc., a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are entities formed by an investor consortium comprised of The Public Investment Fund (“PIF”), private investment funds affiliated with Silver Lake Group, L.L.C. (“Silver Lake”), and private investment funds affiliated with Affinity Partners (“Affinity,” and, together with PIF and Silver Lake, the “Consortium”). Under the terms of the Merger Agreement, each share of our common stock (other than shares held by the Company, Parent or Merger Sub, and shares owned by stockholders who have properly exercised appraisal rights) will convert into the right to receive $210 per share in cash, without interest (the “Merger”).
The Merger is expected to close in the first quarter of fiscal 2027 and is subject to certain closing conditions, including the adoption of the Merger Agreement by holders of a majority of the aggregate voting power of the outstanding shares of our common stock entitled to vote thereon, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other specified regulatory approvals, including other applicable U.S. and foreign antitrust approvals, approval by the Committee of Foreign Investment in the United States (CFIUS), and approval under foreign direct investment laws or regulations in certain jurisdictions, and the absence of legal restraints in specified jurisdictions prohibiting consummation of the Merger.
Parent has obtained equity and debt financing commitments for the purpose of financing the transactions contemplated by the Merger Agreement. PIF, certain private investment funds affiliated with Silver Lake and certain private investment funds affiliated with Affinity have severally committed to capitalize Parent at the closing of the Merger with equity financing for the transaction. Pursuant to a debt commitment letter, certain financing sources have committed to provide Parent with $20 billion of debt financing to fund in part, the transactions contemplated by the Merger Agreement. The Merger is not subject to a financing condition.
The Company has made customary representations, warranties and covenants in the Merger Agreement, including covenants to use commercially reasonable efforts to conduct its business in the ordinary course during the period between the date of the Merger Agreement and the closing of the Merger.
The Company is subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, engage in discussions with third parties regarding alternative acquisition proposals and change its recommendation that stockholders vote in favor of the Merger. In the event the Company receives an unsolicited acquisition proposal from a third party that the Board determines in good faith constitutes or is reasonably likely to result in a Superior Proposal, the Company may engage in discussions with a third party that has made such a proposal.
The Merger Agreement contains certain termination provisions, including a termination fee of up to $1 billion payable by the Company under specified circumstances, and which is reduced to $540 million if such termination occurs within time periods specified in the Merger Agreement. We also expect to incur significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger.
If the Merger is completed, the Company’s common stock will be delisted from the NASDAQ Stock Market and deregistered under the Securities Exchange Act of 1934.
The foregoing description of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on September 29, 2025.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of September 27, 2025, the related condensed consolidated statements of operations, comprehensive income, and stockholders’ equity for the three-month and six-month periods ended September 27, 2025 and September 28, 2024, the related condensed consolidated statements of cash flows for the six-month periods ended September 27, 2025 and September 28, 2024, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
/s/ KPMG LLP
Santa Clara, California
October 31, 2025

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We use words such as “anticipate”, “believe”, “expect”, “intend”, “estimate”, “plan”, “predict”, “seek”, “goal”, “will”, “may”, “likely”, “should”, “could”, “continue”, “potential” (and the negative of any of these terms), “future” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, projections of markets relevant to our business, the Merger (as defined herein), uncertain events and assumptions and other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements consist of, among other things, statements related to our business, operations and financial results, industry prospects, our future financial performance, and our business plans and objectives, and may include certain assumptions that underlie the forward-looking statements. These forward-looking statements are not guarantees of future performance and reflect management’s current expectations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that might cause or contribute to such differences include those discussed in Part II, Item 1A of this Quarterly Report under the heading “Risk Factors”, as well as in other documents we have filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended September 30, 2025, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 as filed with the SEC on May 13, 2025 and in other documents we have filed with the SEC.
Proposed Merger

On September 28, 2025, we entered into a Merger Agreement pursuant to and subject to the terms and conditions of which we will be acquired by the Consortium. For further details on this proposed transaction, see Note 15 of the Condensed Consolidated Financial Statements and "Part II—Item 1A. Risk Factors" contained elsewhere in this Form 10-Q.

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

Financial Results
Our key financial results for our fiscal quarter ended September 30, 2025 were as follows:
•Total net revenue was $1,839 million, down 9 percent year-over-year.
•Live services and other net revenue was $1,221 million, down 7 percent year-over-year.
•Gross margin was 75.9 percent, down 2 percentage points year-over-year.
•Operating expenses were $1,196 million, up 1 percent year-over-year.
•Operating income was $200 million, down 48 percent year-over-year.
•Net income was $137 million with diluted earnings per share of $0.54.
•Net cash provided by operating activities was $130 million, down 44 percent year-over-year.
•Total cash, cash equivalents and short-term investments were $1,260 million.
•We returned $423 million to stockholders through our capital return programs, which include repurchasing 2.3 million shares for approximately $375 million and paying $48 million through our quarterly cash dividend program.
Trends in Our Business
Live Services Business. We offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our full games and free-to-play games. Our net revenue attributable to live services and other was $5,345 million, $5,492 million, and $5,535 million for the trailing twelve months ended September 30, 2025, 2024, and 2023, respectively, and we expect that live services net revenue will continue to be material to our business. Within live services and other, net revenue attributable to extra content was $4,199 million, $4,393 million, and $4,374 million for the trailing twelve months ended September 30, 2025, 2024, and 2023, respectively. Growth in live services net revenue, including extra content may not be linear due to the competitive landscape, consumer buying patterns, and other factors. Our most popular live services are the extra content in the Ultimate Team mode associated with our sports franchises. Ultimate Team allows players to collect current and former players in order to build and compete as a personalized team. Live services net revenue generated from extra content purchased within Ultimate Team, a substantial portion of which was derived from FC Ultimate Team, is material to our business.
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
The following is a calculation of our total net bookings for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net revenue	$1,839	$2,025	$3,510	$3,685
Change in deferred net revenue (online-enabled games)	(21)	54	(394)	(344)
Net bookings	$1,818	$2,079	$3,116	$3,341
Net bookings were $1,818 million for the three months ended September 30, 2025, primarily driven by sales related to our global football, American football, and The Sims franchises. Net bookings decreased $261 million, or 13 percent, as compared to the three months ended September 30, 2024, primarily due to a year-over-year decrease in sales from EA SPORTS College Football and our global football franchise, partially offset by an increase in sales from Split Fiction and EA SPORTS Madden NFL. Live services and other net bookings were $1,118 million for the three months ended September 30, 2025, and decreased $129 million, or 10 percent, as compared to the three months ended September 30, 2024. The decrease in live services and other net bookings was primarily due to decreased sales of extra content from Ultimate Team within our global football franchise and EA SPORTS College Football, partially offset by increased sales of extra content from Apex Legends. Full game net bookings were $700 million for the three months ended September 30, 2025, and decreased $132 million, or 16 percent, as compared to the three months ended September 30, 2024, primarily due to a year-over-year decline from EA SPORTS College Football, partially offset by Split Fiction and EA SPORTS Madden NFL.

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
Additionally, we consider results from prior analyses, known and expected online gameplay trends, as well as disclosed service periods for competitors’ games in determining the Estimated Offering Period for future sales. We believe this provides a reasonable depiction of the transfer of future update rights and online hosting to our customers, as it is the best representation of the time period during which our games and extra content are experienced. We recognize revenue for future update rights and online hosting performance obligations ratably on a straight-line basis over this period as there is a consistent pattern of delivery for these performance obligations. Revenue for service-related performance obligations for digitally-distributed games and extra content is recognized over an estimated eight-month period beginning in the month of sale, and revenue for service-related performance obligations for games and extra content sold through retail is recognized over an estimated ten-month period beginning in the month of sale. Prior to July 1, 2025, revenue for service-related performance obligations related to our mobile free-to-play and PC and console free-to-play games was recognized generally over eight and twelve-month periods, respectively, beginning in the month of sale.
During the three months ended September 30, 2025, we completed our annual evaluation of the Estimated Offering Period, and as a result, for sales beginning July 1, 2025, the revenue that we recognize for service-related performance obligation related to our mobile free-to-play and PC and console free-to-play games is recognized generally over an eleven-month period beginning in the month of sale. This change in Estimated Offering Period did not impact the amount of net bookings or the operating cash flows that we report. We expect that this change will move the recognition of approximately $78 million in net revenue from fiscal year 2026 into fiscal year 2027. During the three and six months ended September 30, 2025, this change to our Estimated Offering Period resulted in an estimated decrease in net revenue of $8 million and net income of $6 million, and a decrease of $0.02 diluted earnings per share.
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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2026 contains 52 weeks and ends on March 28, 2026. Our results of operations for the fiscal year ended March 31, 2025 contained 52 weeks and ended on March 29, 2025. Our results of operations for the three and six months ended September 30, 2025 contained 13 weeks and 26 weeks, respectively, and ended on September 27, 2025. Our results of operations for the three and six months ended September 30, 2024 contained 13 weeks and 26 weeks, respectively, and ended on September 28, 2024. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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
Net Revenue Quarterly Analysis
Net Revenue
Net revenue for the three months ended September 30, 2025 was $1,839 million, primarily driven by sales related to our global football, American football, and The Sims franchises. Net revenue for the three months ended September 30, 2025 decreased $186 million as compared to the three months ended September 30, 2024. This decrease was driven by a $251 million decrease in net revenue primarily due to our American football franchises and decreased sales of extra content for Apex Legends, partially offset by a $65 million increase in net revenue primarily due to Split Fiction.

Net Revenue by Composition
Our net revenue by composition for the three months ended September 30, 2025 and 2024 was as follows (in millions):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Net revenue:
Full game downloads	$401	$475	$(74)	(16)%
Packaged goods	217	241	(24)	(10)%
Full game	$618	$716	$(98)	(14)%

Live services and other	$1,221	$1,309	$(88)	(7)%
Total net revenue	$1,839	$2,025	$(186)	(9)%
Full Game Net Revenue
Full game net revenue includes full game downloads and packaged goods. Full game downloads primarily include revenue from digital sales of full games on console, PC, and certain licensing revenue. Packaged goods primarily include revenue from full games that are sold physically through distribution arrangements, mass market retailers, and specialty stores.
For the three months ended September 30, 2025, full game net revenue was $618 million, primarily driven by EA SPORTS FC 26, EA SPORTS College Football 26, and EA SPORTS Madden NFL 26. Full game net revenue for the three months ended September 30, 2025 decreased $98 million, or 14 percent, as compared to the three months ended September 30, 2024, primarily due to a year-over-year decline in EA SPORTS College Football, partially offset by Split Fiction and EA SPORTS Madden NFL.

Live Services and Other Net Revenue
Live services and other net revenue primarily includes revenue from sales of extra content for console, PC, and mobile games, certain licensing revenue, subscriptions, and advertising.

For the three months ended September 30, 2025, live services and other net revenue was $1,221 million, primarily driven by sales of extra content for our global football, American football, and The Sims franchises. Live services and other net revenue for the three months ended September 30, 2025 decreased $88 million, or 7 percent, as compared to the three months ended September 30, 2024. This decrease was primarily driven by decreased sales of extra content for Apex Legends, from Ultimate team within EA SPORTS Madden NFL, and our mobile catalog portfolio, partially offset by increased sales of extra content from Ultimate Team within EA SPORTS College Football.

Net Revenue Year-to-Date Analysis
Net Revenue
Net revenue for the six months ended September 30, 2025 was $3,510 million, primarily driven by sales related to our global football, American football, and The Sims franchises. Net revenue for the six months ended September 30, 2025 decreased $175 million as compared to the six months ended September 30, 2024. This decrease was driven by a $322 million decrease in net revenue primarily due to sales of extra content for Apex Legends and a decrease in net revenue from our American football franchises, partially offset by a $147 million increase in net revenue primarily driven by Split Fiction.

Net Revenue by Composition
Our net revenue by composition for the six months ended September 30, 2025 and 2024 was as follows (in millions):

	Six Months Ended September 30,
	2025	2024	$ Change	% Change
Net revenue:
Full game downloads	$634	$665	$(31)	(5)%
Packaged goods	273	301	(28)	(9)%
Full game	$907	$966	$(59)	(6)%

Live services and other	$2,603	$2,719	$(116)	(4)%
Total net revenue	$3,510	$3,685	$(175)	(5)%
Full Game Net Revenue
For the six months ended September 30, 2025, full game net revenue was $907 million, primarily driven by EA SPORTS FC 26, EA SPORTS FC 25, EA SPORTS College Football 26, Split Fiction, and EA SPORTS Madden NFL 26. Full game net revenue for the six months ended September 30, 2025 decreased $59 million, or 6 percent, as compared to the six months ended September 30, 2024, primarily due to a year-over-year decline in EA SPORTS College Football, partially offset by Split Fiction.

Live Services and Other Net Revenue
For the six months ended September 30, 2025, live services and other net revenue was $2,603 million, primarily driven by sales of extra content for our global football, American football, and The Sims franchises. Live services and other net revenue for the six months ended September 30, 2025 decreased $116 million, or 4 percent, as compared to the six months ended September 30, 2024. This decrease was primarily driven by decreased sales of extra content for Apex Legends and Ultimate Team within EA SPORTS Madden NFL, partially offset by an increase in net revenue primarily due to sales of extra content from Ultimate Team within EA SPORTS College Football.

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

Cost of revenue for the three months ended September 30, 2025 and 2024 was as follows (in millions):

September 30, 2025	% of Net Revenue	September 30, 2024	% of Net Revenue	% Change	Change as a % of Net Revenue
$443	24%	$456	23%	(3)%	1%
Cost of Revenue
Cost of revenue decreased by $13 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to a year-over-year decrease in product related costs from EA SPORTS College Football and sales performance from royalty bearing titles.

Cost of Revenue Year-to-Date Analysis

Cost of revenue for the six months ended September 30, 2025 and 2024 was as follows (in millions):

September 30, 2025	% of Net Revenue	September 30, 2024	% of Net Revenue	% Change	Change as a % of Net Revenue
$722	21%	$719	20%	—%	1%
Cost of Revenue
Cost of revenue increased by $3 million during the six months ended September 30, 2025, as compared to the six months ended September 30, 2024, primarily due to the mix of sales from royalty-bearing titles and impacts from foreign exchange, partially offset by a decrease in online hosting and platform fees and a decrease in product related costs from EA SPORTS College Football.

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
Research and development expenses for the three and six months ended September 30, 2025 and 2024 were as follows (in millions):

	September 30, 2025	% of Net Revenue	September 30, 2024	% of Net Revenue	$ Change	% Change
Three months ended	$686	37%	$648	32%	$38	6%
Six months ended	$1,392	40%	$1,277	35%	$115	9%
Research and development expenses increased by $38 million, or 6 percent, during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. This increase was primarily due to a $22 million increase in digital infrastructure costs, primarily driven by the Battlefield 6 open beta, and a $17 million increase in studio-related contracted services.

Research and development expenses increased by $115 million, or 9 percent, during the six months ended September 30, 2025, as compared to the six months ended September 30, 2024. This increase was primarily due to a $52 million increase in personnel-related expenses as part of our continued investment in our studios, a $36 million increase in studio-related contracted services, and a $28 million increase in digital infrastructure costs.

Marketing and Sales
Marketing and sales expenses consist of advertising, marketing and promotional expenses, personnel-related costs, and related overhead costs.
Marketing and sales expenses for the three and six months ended September 30, 2025 and 2024 were as follows (in millions):

	September 30, 2025	% of Net Revenue	September 30, 2024	% of Net Revenue	$ Change	% Change
Three months ended	$304	17%	$272	13%	$32	12%
Six months ended	$518	15%	$477	13%	$41	9%
Marketing and sales expenses increased by $32 million, or 12 percent, during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. This increase was primarily due to higher advertising and marketing spending related to pre-release activities for Battlefield 6 and skate., partially offset by reduced spending for Apex Legends.

Marketing and sales expenses increased by $41 million, or 9 percent, during the six months ended September 30, 2025, as compared to the six months ended September 30, 2024. This increase was primarily due to higher advertising and marketing spending related to pre-release activities for Battlefield 6 and for our American football franchises, partially offset by reduced spending for Apex Legends.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology (“IT”), related overhead costs, fees for professional services, and allowances for doubtful accounts.
General and administrative expenses for the three and six months ended September 30, 2025 and 2024 were as follows (in millions):

	September 30, 2025	% of Net Revenue	September 30, 2024	% of Net Revenue	$ Change	% Change
Three months ended	$189	10%	$197	10%	$(8)	(4)%
Six months ended	$373	11%	$377	10%	$(4)	(1)%
General and administrative expenses decreased by $8 million, or 4 percent, during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. This decrease was primarily due to a $4 million decrease in contracted services and a $2 million decrease in personnel-related costs.

General and administrative expenses decreased by $4 million, or 1 percent, during the six months ended September 30, 2025, as compared to the six months ended September 30, 2024. This decrease was primarily due to a $6 million decrease in contracted services, partially offset by a $4 million increase in personnel-related costs.

Income Taxes
On July 4, 2025, the United States enacted OBBB which extended or modified certain corporate tax provisions under the 2017 TCJA. The changes resulting from the tax provisions of OBBB are not expected to have a material impact on our results of operations.

Provision for income taxes for the three and six months ended September 30, 2025 and 2024 were as follows (in millions):

	September 30, 2025	Effective Tax Rate	September 30, 2024	Effective Tax Rate	$ Change
Three months ended	$60	30%	$105	26%	$(45)
Six months ended	$132	28%	$219	28%	$(87)
The provision for income taxes for the three and six months ended September 30, 2025 is based on our projected annual effective tax rate for fiscal year 2026, adjusted for specific items that are required to be recognized in the period in which they are incurred. The increase in the three month effective tax rate year-over-year is primarily due to one-time tax benefits recorded in the prior year related to a legislative update and tax refund claim.

The European Union and other countries, including Switzerland, have enacted, or have committed to enact global minimum taxes, commonly referred to as Pillar II, as proposed by the Organization for Economic Cooperation and Development (“OECD”), effective with our fiscal year 2025. Pillar II in the relevant countries where we operate did not have a material impact on our tax provision for the three or six months ended September 30, 2025. On June 28, 2025, the G7 countries announced an agreement on the potential application of Pillar II to U.S.-parented multinationals. We will monitor legislative guidance to evaluate potential Pillar II impacts as they become available.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of September 30, 2025	As of March 31, 2025	Increase/(Decrease)
Cash and cash equivalents	$1,148	$2,136	$(988)
Short-term investments	112	112	—
Total	$1,260	$2,248	$(988)
Percentage of total assets	11%	18%

	Six Months Ended September 30,
(In millions)	2025	2024	Change
Net cash provided by operating activities	$147	$354	$(207)
Net cash used in investing activities	(157)	(115)	(42)
Net cash used in financing activities	(997)	(948)	(49)
Effect of foreign exchange on cash and cash equivalents	19	6	13
Net increase (decrease) in cash and cash equivalents	$(988)	$(703)	$(285)
Changes in Cash Flow
Operating Activities. Net cash provided by operating activities decreased by $207 million during the six months ended September 30, 2025, as compared to the six months ended September 30, 2024, primarily driven by lower cash collections from sales, higher personnel-related payments, and lower cash inflows from hedging activities, partially offset by lower cash payments for income taxes.
Investing Activities. Net cash used in investing activities increased by $42 million during the six months ended September 30, 2025, as compared to the six months ended September 30, 2024, primarily driven by lower proceeds from maturities and sales of short-term investments and acquisition-related payments, partially offset by reduced purchases of short-term and other investments.
Financing Activities. Net cash used in financing activities increased by $49 million during the six months ended September 30, 2025, as compared to the six months ended September 30, 2024, primarily due to a $38 million increase in cash paid to taxing authorities in connection with withholding taxes for stock-based compensation.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of September 30, 2025, our short-term investments had net unrealized gains of less than $1 million or less than 1 percent of total short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or debt repayment obligations.
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
Credit Facility
On March 22, 2023, we entered into a $500 million unsecured revolving credit facility (the "Credit Facility") with a syndicate of banks. The Credit Facility terminates on March 22, 2028 unless the maturity is extended in accordance with its terms. As of September 30, 2025, no amounts were outstanding. The Credit Facility contains an option to arrange with existing lenders and/or new lenders to provide up to an aggregate of $500 million in additional commitments for revolving loans. Proceeds of loans made under the Credit Facility may be used for general corporate purposes. See Note 10 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our Credit Facility, which is incorporated by reference into this Item 2.
Financial Condition
Our material cash requirements, including commitments for capital expenditure, as of September 30, 2025 are set forth in our Note 11 — Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q, which is incorporated by reference into this Item 2. We believe that our cash, cash equivalents, short-term investments, cash generated from operations and available financing facilities will be sufficient to meet these material cash requirements, which include licensing intellectual property from sports organizations and players associations used in our EA SPORTS titles and third-party content, debt repayment obligations, and to fund our operating requirements for the next 12 months and beyond. Our operating requirements include working capital requirements, capital expenditures, our capital return programs, and potentially, future acquisitions or strategic investments. We may choose at any time to raise additional capital to repay debt, strengthen our financial position, facilitate expansion, repurchase our stock, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.

During the six months ended September 30, 2025, we returned $846 million to stockholders through our capital return programs, which include repurchasing 5.3 million shares for approximately $750 million and paying $96 million through our quarterly cash dividend program.

Our foreign subsidiaries are generally subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of September 30, 2025, approximately $737 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.

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

As of September 30, 2025, we did not have any off-balance sheet arrangements.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of September 30, 2025, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $249 million or $498 million, respectively. As of September 30, 2025, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses in the Condensed Consolidated Statements of Operations on our foreign currency forward contracts used in balance sheet hedging of $145 million or $289 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in the same manner and actual results may differ materially. See Note 4 — Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.

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
As of September 30, 2025, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with changes in fair value, including unrealized gains and unrealized losses not related to credit losses, reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.
Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Changes in interest rates affect the fair value of our short-term investment portfolio. To provide a meaningful assessment of the interest rate risk associated with our short-term investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio assuming a 150 basis point parallel shift in the yield curve. As of September 30, 2025, a hypothetical 150 basis point increase in interest rates would have resulted in a $1 million, or 1 percent decrease in the fair market value of our short-term investments.

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
Changes in internal control over financial reporting
There has been no change in our internal controls over financial reporting identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that occurred during the fiscal quarter ended September 30, 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
MERGER RISKS
If our proposed Merger does not close, or is delayed, we may experience financial and operational disruptions. In addition our stock price may decline if the Merger is perceived as uncertain to close.

On September 28, 2025, we entered into a Merger Agreement to be acquired by an investor Consortium comprised of the Public Investment Fund, private investment funds affiliated with Silver Lake Group L.L.C., and private investment funds affiliated with Affinity Partners. The closing of the Merger is subject to the satisfaction or waiver of certain conditions, many of which are not within our full control. We currently expect that the Merger will be completed in the first quarter of fiscal year 2027. However, we may be unable to obtain and satisfy, or experience delays in obtaining and satisfying, required regulatory approvals, stockholder approvals, and other closing conditions. In addition, both we and the Consortium may terminate the Merger Agreement for reasons specified therein. The announcement and pendency of the Merger could adversely affect our business and stock price, including if the Merger does not close or is delayed, for reasons including the following:

•Uncertainty about the effect of the Merger may impair our ability to attract, retain, and motivate key personnel, and could cause customers, suppliers, financial counterparties, and others to seek to change existing business relationships with us.

•The Merger Agreement restricts us, without the consent of the Consortium, from making certain acquisitions and investments, from accessing the debt and capital markets, and from taking other specified actions until closing of the Merger or the termination of the Merger Agreement. These restrictions may prevent us from pursuing otherwise attractive business opportunities and taking other actions with respect to our business that we may consider advantageous.

•Our costs of accessing funds in the debt and capital markets may be higher than before execution of the Merger Agreement as a result of actions that could be taken by ratings agencies after announcement of the transaction.

•We have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger. Many of the fees and costs will be payable by us even if the Merger is not completed. In addition, we may be required to pay a termination fee of up to $1.0 billion to the Consortium and reimburse certain out-of-pocket expenses if the Merger Agreement is terminated for certain specified reasons.

•The Merger may not occur on the expected timeline because of a delay in receiving required regulatory approvals, stockholder approvals or other reasons. Any delay or inability to close the Merger may cause the market price of our common stock to decline.

Lawsuits may be filed against us and the members of our Board of Directors arising out of the proposed Merger, which may delay or prevent the proposed Merger or otherwise negatively affect our business and operations.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our Board of Directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of any such litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our Board of Directors or others could delay or prevent the Merger from being completed, divert the attention of our management and employees away from our day-to-day business, and otherwise adversely affect our business, results of operations, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In May 2024, the Company’s Audit Committee, upon delegation from the Company’s Board of Directors, authorized a program to repurchase up to $5.0 billion of our common stock. This program expires on May 9, 2027. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares of our common stock under this program and it may be modified, suspended or discontinued at any time. As of September 30, 2025, we suspended repurchase activity under this program in contemplation of the Merger detailed in Note 15 — Subsequent Events.
The following table summarizes the number of shares repurchased during the three months ended September 30, 2025:

Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Still Be Purchased Under the Programs (in millions)
June 29, 2025 - July 26, 2025	737,740	$153.30	737,740	$2,164
July 27, 2025 - August 23, 2025	673,891	$165.51	673,891	$2,053
August 24, 2025 - September 27, 2025	880,311	$170.83	880,311	$1,902
	2,291,942		2,291,942

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Rule 10b5-1 Plans

During the three months ended September 30, 2025, the following EA directors and/or officers entered into trading plans intended to satisfy the requirements of Rule 10b5-1(c) of the Exchange Act as part of managing their EA equity holdings (“10b5-1 Plan”).

•On August 1, 2025, Andrew Wilson, EA’s Chief Executive Officer, adopted a 10b5-1 Plan. Up to an aggregate 60,000 shares of our common stock may be sold under this plan with sales occurring periodically from the estimated selling start date of November 15, 2025 through October 31, 2026. Mr. Wilson’s 10b5-1 Plan also provides for the sale of an amount of shares of our common stock to be determined to satisfy tax withholding obligations arising from the vesting of various EA equity awards.

•On August 8, 2025, Laura Miele, EA’s President of EA Entertainment & Technology, adopted a 10b5-1 Plan. Up to an aggregate 30,000 shares of our common stock may be sold under this plan with sales occurring periodically from the estimated selling start date of November 17, 2025 through October 31, 2026.

Item 6.Exhibits

The exhibits listed in the accompanying index to exhibits on Page 58 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2025
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger, by and among Electronic Arts Inc., Oak-Eagle AcquireCo, Inc. and Oak-Eagle MergerCo, Inc., dated as of September 28, 2025	8-K	000-17948	9/29/2025

3.1	Amended and Restated Certificate of Incorporation	8-K	000-17948	8/13/2021

3.2	Amended and Restated Bylaws	8-K	000-17948	8/15/2022

10.1**	Electronic Arts Inc. Amended and Restated Change in Control Severance Plan	8-K	000-17948	8/15/2025

10.2	Voting, Support and Rollover Agreement, by and among Electronic Arts Inc., Oak-Eagle AcquireCo, Inc. and the Public Investment Fund, dated as of September 28, 2025	8-K	000-17948	9/29/2025

10.3	Form of Voting and Support Agreement, by and between Electronic Arts Inc. and certain stockholders of Electronic Arts Inc., dated as of September 28, 2025	8-K	000-17948	9/29/2025

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH†	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

†    Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 are the following formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (1) Condensed Consolidated Balance

Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows, and (6) Notes to Condensed Consolidated Financial Statements.
*    Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.
**    Management Contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized..

ELECTRONIC ARTS INC.
(Registrant)

/s/ Stuart Canfield
DATED:	Stuart Canfield
October 31, 2025	EVP and Chief Financial Officer (Duly Authorized Officer)