Form 10-Q
period 2025-12-31
ELECTRONIC ARTS INC.
filed 2026-02-03
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
As of January 29, 2026, there were 250,253,713 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2025

PART I – FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	December 31, 2025	March 31, 2025 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,784	$2,136
Short-term investments	115	112
Receivables, net	829	679
Other current assets	380	349
Total current assets	4,108	3,276
Property and equipment, net	600	586
Goodwill	5,388	5,376
Acquisition-related intangibles, net	219	293
Deferred income taxes, net	2,451	2,420
Other assets	514	417
TOTAL ASSETS	$13,280	$12,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued, and other current liabilities	$1,546	$1,359
Deferred net revenue (online-enabled games)	2,490	1,700
Senior notes, current, net	400	400
Total current liabilities	4,436	3,459
Senior notes, net	1,485	1,484
Income tax obligations	719	594
Other liabilities	488	445
Total liabilities	7,128	5,982
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 250 and 252 shares issued and outstanding, respectively	3	3
Additional paid-in capital	82	—
Retained earnings	6,194	6,470
Accumulated other comprehensive income (loss)	(127)	(87)
Total stockholders’ equity	6,152	6,386
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,280	$12,368

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share data)	2025	2024	2025	2024
Net revenue	$1,901	$1,883	$5,411	$5,568
Cost of revenue	498	456	1,220	1,175
Gross profit	1,403	1,427	4,191	4,393
Operating expenses:
Research and development	704	606	2,096	1,883
Marketing and sales	356	251	874	728
General and administrative	199	176	572	553
Amortization and impairment of intangibles	17	16	51	50
Restructuring	—	1	—	54
Total operating expenses	1,276	1,050	3,593	3,268
Operating income	127	377	598	1,125
Interest and other income (expense), net	4	28	3	73
Income before provision for income taxes	131	405	601	1,198
Provision for income taxes	43	112	175	331
Net income	$88	$293	$426	$867
Earnings per share:
Basic	$0.35	$1.12	$1.70	$3.28
Diluted	$0.35	$1.11	$1.68	$3.26
Number of shares used in computation:
Basic	250	262	250	264
Diluted	253	265	253	266

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2025	2024	2025	2024
Net income	$88	$293	$426	$867
Other comprehensive income (loss), net of tax:
Net gains (losses) on available-for-sale securities	—	(1)	—	—
Net gains (losses) on derivative instruments	27	90	(55)	34
Foreign currency translation adjustments	2	(37)	15	(25)
Total other comprehensive income (loss), net of tax	29	52	(40)	9
Total comprehensive income	$117	$345	$386	$876

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In millions, except share data in thousands)	Shares	Amount
Balances as of March 31, 2025	252,315	$3	$—	$6,470	$(87)	$6,386
Total comprehensive income	—	—	—	201	(75)	126
Stock-based compensation	—	—	152	—	—	152
Issuance of common stock	1,677	—	(158)	—	—	(158)
Common stock repurchases and excise tax	(2,984)	—	6	(382)	—	(376)
Cash dividends declared ($0.19 per common share)	—	—	—	(48)	—	(48)
Balances as of June 30, 2025	251,008	$3	$—	$6,241	$(162)	$6,082
Total comprehensive income	—	—	—	137	6	143
Stock-based compensation	—	—	174	—	—	174
Issuance of common stock	628	—	26	—	—	26
Common stock repurchases and excise tax	(2,292)	—	(200)	(177)	—	(377)
Cash dividends declared ($0.19 per common share)	—	—	—	(48)	—	(48)
Balances as of September 30, 2025	249,344	$3	$—	$6,153	$(156)	$6,000
Total comprehensive income	—	—	—	88	29	117
Stock-based compensation	—	—	178	—	—	178
Issuance of common stock	806	—	(97)	—	—	(97)
Common stock repurchases and excise tax	—	—	1	—	—	1
Cash dividends declared ($0.19 per common share)	—	—	—	(47)	—	(47)
Balances as of December 31, 2025	250,150	$3	$82	$6,194	$(127)	$6,152

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In millions, except share data in thousands)	Shares	Amount
Balances as of March 31, 2024	266,415	$3	$—	$7,582	$(72)	$7,513
Total comprehensive income	—	—	—	280	12	292
Stock-based compensation	—	—	143	—	—	143
Issuance of common stock	1,565	—	(121)	—	—	(121)
Common stock repurchases and excise tax	(2,847)	—	(22)	(355)	—	(377)
Cash dividends declared ($0.19 per common share)	—	—	—	(50)	—	(50)
Balances as of June 30, 2024	265,133	$3	$—	$7,457	$(60)	$7,400
Total comprehensive income	—	—	—	294	(55)	239
Stock-based compensation	—	—	174	—	—	174
Issuance of common stock	602	—	24	—	—	24
Common stock repurchases and excise tax	(2,587)	—	(198)	(180)	—	(378)
Cash dividends declared ($0.19 per common share)	—	—	—	(51)	—	(51)
Balances as of September 30, 2024	263,148	$3	$—	$7,520	$(115)	$7,408
Total comprehensive income	—	—	—	293	52	345
Stock-based compensation	—	—	163	—	—	163
Issuance of common stock	845	—	(77)	—	—	(77)
Common stock repurchases and excise tax	(2,445)	—	(86)	(291)	—	(377)
Cash dividends declared ($0.19 per common share)	—	—	—	(50)	—	(50)
Balances as of December 31, 2024	261,548	$3	$—	$7,472	$(63)	$7,412

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Nine Months Ended December 31,
(In millions)	2025	2024
OPERATING ACTIVITIES
Net income	$426	$867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and impairment	240	277
Stock-based compensation	504	480
Change in assets and liabilities:
Receivables, net	(151)	(179)
Other assets	(89)	21
Accounts payable, accrued, and other liabilities	284	161
Deferred income taxes, net	(30)	(89)
Deferred net revenue (online-enabled games)	789	(8)
Net cash provided by operating activities	1,973	1,530
INVESTING ACTIVITIES
Capital expenditures	(169)	(167)
Proceeds from maturities and sales of short-term investments	87	366
Purchase of short-term and other investments	(115)	(376)
Acquisitions, net of cash acquired	(17)	—
Net cash used in investing activities	(214)	(177)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	45	43
Cash dividends paid	(143)	(151)
Cash paid to taxing authorities for shares withheld from employees	(266)	(211)
Common stock repurchases and excise taxes paid	(769)	(1,133)
Net cash used in financing activities	(1,133)	(1,452)
Effect of foreign exchange on cash and cash equivalents	22	(25)
Increase (decrease) in cash and cash equivalents	648	(124)
Beginning cash and cash equivalents	2,136	2,900
Ending cash and cash equivalents	$2,784	$2,776
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$145	$333
Cash paid during the period for interest	28	28
Non-cash investing activities:
Change in accrued capital expenditures	$(9)	$(15)
Non-cash financing activities:
Change in accrued excise taxes	$(17)	$(1)

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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2026 contains 52 weeks and ends on March 28, 2026. Our results of operations for the fiscal year ended March 31, 2025 contained 52 weeks and ended on March 29, 2025. Our results of operations for the three and nine months ended December 31, 2025 contained 13 weeks and 39 weeks, respectively, and ended on December 27, 2025. Our results of operations for the three and nine months ended December 31, 2024 contained 13 weeks and 39 weeks, respectively, and ended on December 28, 2024. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
Proposed Merger
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
The Merger is expected to close in the first quarter of fiscal 2027. At a special meeting of stockholders held on December 22, 2025, the Company’s stockholders approved the Merger Agreement and the transactions contemplated thereby. The Merger is still subject to other closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain other specified regulatory approvals, including other applicable U.S. and foreign antitrust approvals, approval by the Committee of Foreign Investment in the United States (“CFIUS”), and approval under foreign direct investment laws or regulations in certain jurisdictions, and the absence of legal restraints in specified jurisdictions prohibiting consummation of the Merger.

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

The Merger Agreement contains certain termination provisions, including a termination fee of up to $1 billion payable by the Company under specified circumstances. We also expect to incur significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger.

If the Merger is completed, the Company’s common stock will be delisted from the NASDAQ Stock Market and deregistered under the Securities Exchange Act of 1934.

The foregoing description of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement attached as Exhibit 2.1 to our Current Report on Form 8-K filed on September 29, 2025.

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
During the three months ended September 30, 2025, we completed our annual evaluation of the Estimated Offering Period, and as a result, for sales beginning July 1, 2025, the revenue that we recognize for service-related performance obligation related to our mobile free-to-play and PC and console free-to-play games is recognized generally over an eleven-month period beginning in the month of sale. During the three months ended December 31, 2025, this change to our Estimated Offering Period resulted in an estimated decrease in net revenue of $25 million and net income of $19 million, and a decrease of $0.08 diluted earnings per share. During the nine months ended December 31, 2025, this change to our Estimated Offering Period resulted in an estimated decrease in net revenue of $33 million and net income of $25 million, and a decrease of $0.10 diluted earnings per share.
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. The amendments further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU is effective for our annual report for fiscal year 2026. We expect to adopt the standard on a prospective basis, and the adoption is anticipated to result in expanded income tax disclosures within the Consolidated Financial Statements.

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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This amendment introduces a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. The amendment is effective beginning in the first quarter of fiscal year 2027 on a prospective basis, with early adoption permitted. We do not expect the adoption of this amendment to have a material impact on our Condensed Consolidated Financial Statements and related disclosures.

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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815) - Hedge Accounting Improvements, which more closely aligns hedge accounting with the economics of an entity’s risk management activities. The ASU is effective beginning in the first quarter of fiscal year 2028, on a prospective basis, with early adoption permitted. We are currently evaluating the timing of adoption and impact of this ASU on our Condensed Consolidated Financial Statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements, which clarifies current interim disclosure requirements and provides additional required interim disclosure guidance. The ASU is effective beginning in the first quarter of fiscal year 2029, on a retrospective or prospective basis, with early adoption permitted. We are currently evaluating the timing of adoption and impact of this amendment on our disclosures within the Condensed Consolidated Financial Statements.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of December 31, 2025 and March 31, 2025, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of December 31, 2025	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$33	$33	$—	$—	Cash equivalents
Money market funds	501	501	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	49	—	49	—	Short-term investments
U.S. Treasury securities	26	26	—	—	Short-term investments
U.S. agency securities	2	—	2	—	Short-term investments
Foreign government securities	7	—	7	—	Short-term investments
Asset-backed securities	31	—	31	—	Short-term investments
Foreign currency derivatives	30	—	30	—	Other current assets and other assets
Deferred compensation plan assets (a)	47	47	—	—	Other assets
Total assets at fair value	$726	$607	$119	$—
Liabilities
Foreign currency derivatives	$57	$—	$57	$—	Accounts payable, accrued, and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	47	47	—	—	Other liabilities
Total liabilities at fair value	$104	$47	$57	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2025	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$58	$58	$—	$—	Cash equivalents
Money market funds	904	904	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	46	—	46	—	Short-term investments
U.S. Treasury securities	12	12	—	—	Short-term investments
Foreign government securities	4	—	4	—	Short-term investments
Asset-backed securities	50	—	50	—	Short-term investments
Foreign currency derivatives	28	—	28	—	Other current assets and other assets
Deferred compensation plan assets (a)	36	36	—	—	Other assets
Total assets at fair value	$1,138	$1,010	$128	$—
Liabilities
Foreign currency derivatives	$26	$—	$26	$—	Accounts payable, accrued, and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	36	36	—	—	Other liabilities
Total liabilities at fair value	$62	$36	$26	$—

(a)The Deferred Compensation Plan consists of various mutual funds. See Note 15 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, for additional information regarding our Deferred Compensation Plan.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of December 31, 2025 and March 31, 2025, our cash and cash equivalents were $2,784 million and $2,136 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.
Short-Term Investments
Short-term investments consisted of the following as of December 31, 2025 and March 31, 2025 (in millions):

	As of December 31, 2025				As of March 31, 2025
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$49	$—	$—	$49	$46	$—	$—	$46
U.S. Treasury securities	26	—	—	26	12	—	—	12
U.S. agency securities	2	—	—	2	—	—	—	—
Foreign government securities	7	—	—	7	4	—	—	4
Asset-backed securities	31	—	—	31	50	—	—	50
Short-term investments	$115	$—	$—	$115	$112	$—	$—	$112
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of December 31, 2025 and March 31, 2025 (in millions):

	As of December 31, 2025		As of March 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$48	$48	$46	$46
Due 1 year through 5 years	66	66	63	63
Due after 5 years	1	1	3	3
Short-term investments	$115	$115	$112	$112

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of December 31, 2025			As of March 31, 2025
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$401	$11	$—	$463	$4	$7
Forward contracts to sell	$1,778	$11	$46	$1,970	$20	$16
The effects of cash flow hedge accounting in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2025 and 2024 are as follows (in millions):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2025		2024		2025		2024
	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,901	$704	$1,883	$606	$5,411	$2,096	$5,568	$1,883
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$(15)	$1	$1	$(2)	$(22)	$3	$6	$(5)
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

Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of December 31, 2025			As of March 31, 2025
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$916	$8	$—	$511	$1	$2
Forward contracts to sell	$1,101	$—	$11	$582	$3	$1
The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2025 and 2024 was as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
	Interest and other income (expense), net
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$4	$28	$3	$73
Gains (losses) on foreign currency forward contracts not designated as hedging instruments	$6	$40	$(13)	$44

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended December 31, 2025 and 2024 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of September 30, 2025	$—	$(71)	$(85)	$(156)
Other comprehensive income (loss) before reclassifications	—	13	2	15
Amounts reclassified from accumulated other comprehensive income (loss)	—	14	—	14
Total other comprehensive income (loss), net of tax	—	27	2	29
Balances as of December 31, 2025	$—	$(44)	$(83)	$(127)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of September 30, 2024	$1	$(46)	$(70)	$(115)
Other comprehensive income (loss) before reclassifications	(1)	89	(37)	51
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	—	1
Total other comprehensive income (loss), net of tax	(1)	90	(37)	52
Balances as of December 31, 2024	$—	$44	$(107)	$(63)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended December 31, 2025 and 2024 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2025	$—	$11	$(98)	$(87)
Other comprehensive income (loss) before reclassifications	—	(74)	15	(59)
Amounts reclassified from accumulated other comprehensive income (loss)	—	19	—	19
Total other comprehensive income (loss), net of tax	—	(55)	15	(40)
Balances as of December 31, 2025	$—	$(44)	$(83)	$(127)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2024	$—	$10	$(82)	$(72)
Other comprehensive income (loss) before reclassifications	—	35	(25)	10
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Total other comprehensive income (loss), net of tax	—	34	(25)	9
Balances as of December 31, 2024	$—	$44	$(107)	$(63)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three and nine months ended December 31, 2025 and 2024 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
	Three Months Ended December 31,		Nine Months Ended December 31,
Statement of Operations Classification	2025	2024	2025	2024
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$15	$(1)	$22	$(6)
Research and development	(1)	2	(3)	5
Total net (gain) loss reclassified, net of tax	$14	$1	$19	$(1)

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the nine months ended December 31, 2025 are as follows (in millions):

	As of March 31, 2025	Activity	Effects of Foreign Currency Translation	As of December 31, 2025
Goodwill	$5,744	$9	$3	$5,756
Accumulated impairment	(368)	—	—	(368)
Total	$5,376	$9	$3	$5,388
During the nine months ended December 31, 2025, we completed one acquisition that was not material to our Condensed Consolidated Financial Statements.
Acquisition-related intangibles consisted of the following (in millions):

	As of December 31, 2025			As of March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$938	$(835)	$103	$933	$(790)	$143
Trade names and trademarks	501	(385)	116	501	(351)	150
Registered user base and other intangibles	56	(56)	—	56	(56)	—
Total	$1,495	$(1,276)	$219	$1,490	$(1,197)	$293
Amortization of intangibles for the three and nine months ended December 31, 2025 and 2024 are classified in the Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Cost of revenue	$9	$10	$28	$30
Operating expenses	17	16	51	50
Total	$26	$26	$79	$80
During the three and nine months ended December 31, 2025 and 2024, there were no impairment charges recorded for acquisition-related intangible assets.
Acquisition-related intangible assets are generally amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, currently ranging from 2 to 7 years. As of December 31, 2025 and March 31, 2025, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 2.6 years and 3.2 years, respectively.
As of December 31, 2025, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Condensed Consolidated Statements of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2026 (remaining three months)	$24
2027	85
2028	82
2029	28
Total	$219

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
During the three and nine months ended December 31, 2025 and 2024, we did not recognize any material losses or impairment charges on royalty-based commitments.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of December 31, 2025	As of March 31, 2025
Other current assets	$39	$55
Other assets	20	23
Royalty-related assets	$59	$78
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

	As of December 31, 2025	As of March 31, 2025
Accounts payable, accrued, and other current liabilities	$272	$226
Other liabilities	22	9
Royalty-related liabilities	$294	$235
As of December 31, 2025, we were committed to pay approximately $2,135 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 11 for further information on our developer and licensor commitments.

(8) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of December 31, 2025 and March 31, 2025 consisted of (in millions):

	As of December 31, 2025	As of March 31, 2025
Computer, equipment and software	$1,078	$1,033
Buildings	393	379
Leasehold improvements	238	229
Equipment, furniture and fixtures, and other	115	109
Land	66	66
Construction in progress	39	21
	1,929	1,837
Less: accumulated depreciation	(1,329)	(1,251)
Property and equipment, net	$600	$586
Depreciation expense associated with property and equipment was $53 million and $158 million for the three and nine months ended December 31, 2025, respectively.
Depreciation expense associated with property and equipment was $51 million and $153 million for the three and nine months ended December 31, 2024, respectively.
Accounts Payable, Accrued, and Other Current Liabilities
Accounts payable, accrued, and other current liabilities as of December 31, 2025 and March 31, 2025 consisted of (in millions):

	As of December 31, 2025	As of March 31, 2025
Accounts payable	$76	$105
Accrued compensation and benefits	479	486
Accrued royalties	272	226
Deferred net revenue (other)	127	94
Operating lease liabilities	65	67
Other accrued expenses	366	297
Sales returns and price protection reserves	161	84
Accounts payable, accrued, and other current liabilities	$1,546	$1,359
Deferred net revenue (other) includes the deferral of licensing arrangements, subscription revenue, and other revenue for which revenue recognition criteria has not been met.
Deferred net revenue
Deferred net revenue as of December 31, 2025 and March 31, 2025 consisted of (in millions):

	As of December 31, 2025	As of March 31, 2025
Deferred net revenue (online-enabled games)	$2,490	$1,700
Deferred net revenue (other)	127	94
Deferred net revenue (noncurrent)	67	72
Total deferred net revenue	$2,684	$1,866
During the nine months ended December 31, 2025 and 2024, we recognized $1,755 million and $1,847 million of net revenue, respectively, that were included in the deferred net revenue balance at the beginning of the period.

Remaining Performance Obligations
As of December 31, 2025, revenue allocated to remaining performance obligations consists of our deferred net revenue balance of $2,684 million and amounts to be invoiced in future periods of $31 million, of which $16 million are expected to be recognized as revenue over the next 12 months, and the remainder thereafter. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue.
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

The European Union and other countries, including Switzerland, have enacted, or have committed to enact global minimum taxes, commonly referred to as Pillar II, as proposed by the Organization for Economic Cooperation and Development (“OECD”), effective with our fiscal year 2025. Pillar II in the relevant countries where we operate did not have a material impact on our tax provision for the three or nine months ended December 31, 2025. On January 5, 2026, the OECD published details of a side-by-side package for the Pillar II global minimum tax rules. The package includes an extension of the transitional safe harbor and new permanent safe harbor rules, including the exemption of U.S.-parented multinationals from certain Pillar II global minimum taxes effective in our fiscal year 2027. We do not expect the package to have material impact on our financial results and will continue to monitor legislative updates in our operating jurisdictions.

The provision for income taxes for the three and nine months ended December 31, 2025 is based on our projected annual effective tax rate for fiscal year 2026, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three and nine months ended December 31, 2025 was 33 percent and 29 percent, respectively, as compared to 28 percent for the same periods in prior year. The increase in the three and nine months effective tax rates year-over-year is primarily due to Pillar II global minimum tax impacts, partially offset by a net periodic tax benefit from higher excess stock-based compensation.

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

The carrying and fair values of the Senior Notes are as follows (in millions):

	As of December 31, 2025	As of March 31, 2025
Senior Notes:
4.80% Senior Notes due 2026	$400	$400
1.85% Senior Notes due 2031	750	750
2.95% Senior Notes due 2051	750	750
Total principal amount	$1,900	$1,900
Unaccreted discount	(4)	(5)
Unamortized debt issuance costs	(11)	(11)
Net carrying value of Senior Notes	$1,885	$1,884

Fair value of Senior Notes (Level 2)	$1,824	$1,511
As of December 31, 2025, the remaining life of the 2026 Notes, 2031 Notes and 2051 Notes is approximately 0.2 years, 5.1 years, and 25.2 years, respectively.
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
Subsequent to December 31, 2025, we redeemed all of the $400 million outstanding aggregate principal amount of the 2026 Notes, without premium or penalty, plus accrued and unpaid interest.
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

The Credit Facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a debt to EBITDA ratio. As of December 31, 2025, we were in compliance with the debt to EBITDA ratio.
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
As of December 31, 2025, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for the three and nine months ended December 31, 2025 and 2024 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Amortization of debt issuance costs	$—	$—	$(1)	$(1)
Coupon interest expense	(14)	(14)	(42)	(42)
Other interest expense	—	(1)	—	(1)
Total interest expense	$(14)	$(15)	$(43)	$(44)

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
The following table summarizes our minimum contractual obligations as of December 31, 2025 (in millions):

		Fiscal Years Ending March 31,
		2026
		(Remaining
	Total	three mos.)	2027	2028	2029	2030	2031	Thereafter
Unrecognized commitments
Developer/licensor commitments	$2,135	$106	$367	$427	$412	$415	$369	$39
Marketing commitments	1,325	67	318	304	211	227	187	11
Senior Notes interest	628	6	36	36	36	36	36	442
Operating lease imputed interest	61	4	13	11	9	7	6	11
Operating leases not yet commenced (a)	23	—	1	2	2	2	2	14
Other purchase obligations	309	28	110	104	53	10	4	—
Total unrecognized commitments	4,481	211	845	884	723	697	604	517

Recognized commitments
Senior Notes principal and interest	1,920	420	—	—	—	—	750	750
Operating leases	357	16	63	56	38	32	34	118
Total recognized commitments	2,277	436	63	56	38	32	784	868

Total Commitments	$6,758	$647	$908	$940	$761	$729	$1,388	$1,385
(a)As of December 31, 2025, we have entered into an office lease that is expected to commence in the fourth quarter of fiscal year 2026, with aggregate future lease payments of approximately $23 million and a lease term of 10 years.
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of December 31, 2025; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to the amounts included in the table above, as of December 31, 2025, we had a net liability for unrecognized tax benefits and related interest totaling $690 million. While it is reasonably possible that material reduction of unrecognized tax benefits may occur within the next 12 months, the actual amount could vary significantly depending on the ultimate timing and nature of any settlements and tax interpretations.

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
There were an insignificant number of stock options granted during the three and nine months ended December 31, 2025 and 2024.

Stock Options
The following table summarizes our stock option activity for the nine months ended December 31, 2025:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2025	6	$63.51
Granted	1	157.55
Exercised	(4)	98.74
Forfeited, cancelled or expired	—	—
Outstanding as of December 31, 2025	3	$56.22	2.35	$0.5
Vested and expected to vest	3	$56.22	2.35	$0.5
Exercisable as of December 31, 2025	3	$56.22	2.35	$0.5
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of December 31, 2025, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Units
The following table summarizes our restricted stock units activity for the nine months ended December 31, 2025:

	Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2025	7,549	$133.90
Granted	3,726	152.50
Vested	(4,041)	133.52
Forfeited or cancelled	(473)	138.39
Outstanding as of December 31, 2025	6,761	$144.06
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

The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the nine months ended December 31, 2025:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2025	1,004	$134.60
Granted	813	151.10
Vested	(266)	150.23
Forfeited or cancelled	(480)	137.75
Outstanding as of December 31, 2025	1,071	$141.84
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
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the nine months ended December 31, 2025:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2025	637	$115.43
Granted	367	103.73
Vested	(34)	150.48
Forfeited or cancelled	(80)	176.70
Outstanding as of December 31, 2025	890	$103.80
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Cost of revenue	$3	$3	$9	$11
Research and development	127	119	360	342
Marketing and sales	16	14	43	42
General and administrative	32	27	92	85
Stock-based compensation expense	$178	$163	$504	$480
During the three and nine months ended December 31, 2025, we recognized $15 million and $50 million, respectively, of deferred income tax benefit related to our stock-based compensation expense. During the three and nine months ended

December 31, 2024, we recognized $27 million and $69 million, respectively, of deferred income tax benefit related to our stock-based compensation expense.
As of December 31, 2025, our total unrecognized compensation cost related to stock options, restricted stock units, market-based restricted stock units, and performance-based restricted stock units was $875 million and is expected to be recognized over a weighted-average service period of 1.8 years. Of the $875 million of unrecognized compensation cost, $812 million relates to restricted stock units, $39 million relates to performance-based restricted stock units, $24 million relates to market-based restricted stock units.
Stock Repurchase Program
In August 2022, our Board of Directors authorized a program to repurchase up to $2.6 billion of our common stock. This program was terminated on May 8, 2024.
In May 2024, the Company’s Audit Committee, upon delegation from the Company’s Board of Directors, authorized a program to repurchase up to $5.0 billion of our common stock. This program superseded and replaced the August 2022 program and expires on May 9, 2027. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares of our common stock under this program and it may be modified, suspended or discontinued at any time. During the second quarter of fiscal year 2026, we suspended repurchase activity under this program in contemplation of the Merger detailed in Note 1 — Description of Business and Basis of Presentation.
The following table summarizes total shares repurchased during the three and nine months ended December 31, 2025 and 2024:

	August 2022 Program		May 2024 Program		Total
(In millions)	Shares	Amount(a)	Shares	Amount(a)	Shares	Amount
Three months ended December 31, 2025	—	$—	—	$—	—	$—
Nine months ended December 31, 2025	—	$—	5.3	$750	5.3	$750
Three months ended December 31, 2024	—	$—	2.4	$375	2.4	$375
Nine months ended December 31, 2024	1.2	$152	6.7	$973	7.9	$1,125
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

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2025	2024	2025	2024
Net income	$88	$293	$426	$867
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	250	262	250	264
Dilutive potential common shares related to stock award plans	3	3	3	2
Weighted-average common stock outstanding — diluted	253	265	253	266
Earnings per share:
Basic	$0.35	$1.12	$1.70	$3.28
Diluted	$0.35	$1.11	$1.68	$3.26
Certain restricted stock units, market-based restricted stock units and performance-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. For both the three and nine months ended December 31, 2025 and 2024, one million such shares were excluded.

(14) SEGMENT AND REVENUE INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. As of December 31, 2025, we have one reportable segment, which represents our only operating segment. Our CODM makes decisions on resource allocation and assesses performance of the business based on our consolidated results, including net income.
The measure of segment assets are reported on the Condensed Consolidated Balance Sheets as total assets.

Information about our single reportable segment net revenue, net income, and significant segment expenses for the three and nine months ended December 31, 2025 and 2024 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net revenue	$1,901	$1,883	$5,411	$5,568
Less:
Cost of revenue (1)	486	443	1,183	1,134
Research and development (1)	577	487	1,736	1,541
Marketing and sales (1)	340	237	831	686
General and administrative (1)	140	150	453	464
Acquisition-related expenses (2)	53	26	106	80
Restructuring and related charges	—	—	—	58
Stock-based compensation	178	163	504	480
Interest and other (income) expenses, net	(4)	(28)	(3)	(73)
Provision for income taxes	43	112	175	331
Net income	$88	$293	$426	$867
(1) Excludes amounts related to acquisition-related expenses, restructuring and related charges, and stock-based compensation, which are presented separately in the table above.
(2) Includes (i) amortization and impairment of intangibles, and (ii) fees and other direct expenses related to the Merger described in Note 1, which are recorded within General and administrative expenses in the Condensed Consolidated Statements of Operations.

Information about our total net revenue by timing of recognition for the three and nine months ended December 31, 2025 and 2024 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net revenue by timing of recognition
Revenue recognized at a point in time	$634	$747	$1,884	$2,036
Revenue recognized over time	1,267	1,136	3,527	3,532
Net revenue	$1,901	$1,883	$5,411	$5,568
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

Information about our total net revenue by composition for the three and nine months ended December 31, 2025 and 2024 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net revenue by composition
Full game downloads	$546	$446	$1,180	$1,111
Packaged goods	86	153	359	454
Full game	632	599	1,539	1,565

Live services and other	1,269	1,284	3,872	4,003
Net revenue	$1,901	$1,883	$5,411	$5,568
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
Information about our total net revenue by platform for the three and nine months ended December 31, 2025 and 2024 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Platform net revenue
Console	$1,182	$1,215	$3,401	$3,594
PC and other	465	392	1,191	1,121
Mobile	254	276	819	853
Net revenue	$1,901	$1,883	$5,411	$5,568
Information about our operations in North America and internationally for the three and nine months ended December 31, 2025 and 2024 is presented below (in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net revenue from unaffiliated customers
North America	$764	$781	$2,176	$2,296
International	1,137	1,102	3,235	3,272
Net revenue	$1,901	$1,883	$5,411	$5,568

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of December 27, 2025, the related condensed consolidated statements of operations, comprehensive income, and stockholders’ equity for the three-month and nine-month periods ended December 27, 2025 and December 28, 2024, the related condensed consolidated statements of cash flows for the nine-month periods ended December 27, 2025 and December 28, 2024, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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
February 3, 2026

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

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended December 31, 2025, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 as filed with the SEC on May 13, 2025 and in other documents we have filed with the SEC.
Proposed Merger

On September 28, 2025, we entered into a Merger Agreement pursuant to and subject to the terms and conditions of which we will be acquired by the Consortium. For further details on this proposed transaction, see Note 1 of the Condensed Consolidated Financial Statements and "Part II—Item 1A. Risk Factors" contained elsewhere in this Form 10-Q.

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

Financial Results
Our key financial results for our fiscal quarter ended December 31, 2025 were as follows:
•Total net revenue was $1,901 million, up 1 percent year-over-year.
•Live services and other net revenue was $1,269 million, down 1 percent year-over-year.
•Gross margin was 73.8 percent, down 2 percentage points year-over-year.
•Operating expenses were $1,276 million, up 22 percent year-over-year.
•Operating income was $127 million, down 66 percent year-over-year.
•Net income was $88 million with diluted earnings per share of $0.35.
•Net cash provided by operating activities was $1,826 million, up 55 percent year-over-year.
•Total cash, cash equivalents and short-term investments were $2,899 million.
•We returned $47 million to stockholders through our quarterly cash dividend program.
Trends in Our Business
Live Services Business. We offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our full games and free-to-play games. Our net revenue attributable to live services and other was $5,330 million, $5,449 million, and $5,603 million for the trailing twelve months ended December 31, 2025, 2024, and 2023, respectively, and we expect that live services net revenue will continue to be material to our business. Within live services and other, net revenue attributable to extra content was $4,116 million, $4,379 million, and $4,436 million for the trailing twelve months ended December 31, 2025, 2024, and 2023, respectively. Growth in live services net revenue, including extra content may not be linear due to the competitive landscape, consumer buying patterns, and other factors. Our most popular live services are the extra content in the Ultimate Team mode associated with our sports franchises. Ultimate Team allows players to collect current and former players in order to build and compete as a personalized team. Live services net revenue generated from extra content purchased within Ultimate Team, a substantial portion of which was derived from FC Ultimate Team, is material to our business.
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
The following is a calculation of our total net bookings for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2025	2024	2025	2024
Net revenue	$1,901	$1,883	$5,411	$5,568
Change in deferred net revenue (online-enabled games)	1,145	332	751	(12)
Net bookings	$3,046	$2,215	$6,162	$5,556
Net bookings were $3,046 million for the three months ended December 31, 2025, primarily driven by sales related to our global football, Battlefield, and American football franchises. Net bookings increased $831 million, or 38 percent, as compared to the three months ended December 31, 2024, primarily due to the release of Battlefield 6 and a year-over-year increase in sales from our global football franchise, partially offset by a decrease in sales from the prior year release of Dragon Age: The Veilguard. Live services and other net bookings were $1,904 million for the three months ended December 31, 2025, and increased $322 million, or 20 percent, as compared to the three months ended December 31, 2024. The increase in live services and other net bookings was primarily due to increased sales of extra content from Ultimate Team within our global football franchise and from Battlefield 6, partially offset by decreased sales of extra content from Ultimate Team within EA SPORTS College Football and The Sims 4. Full game net bookings were $1,142 million for the three months ended December 31, 2025, and increased $509 million, or 80 percent, as compared to the three months ended December 31, 2024, primarily due to the release of Battlefield 6, partially offset by the prior year release of Dragon Age: The Veilguard and a year-over-year decline in EA SPORTS FC.

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
During the three months ended September 30, 2025, we completed our annual evaluation of the Estimated Offering Period, and as a result, for sales beginning July 1, 2025, the revenue that we recognize for service-related performance obligation related to our mobile free-to-play and PC and console free-to-play games is recognized generally over an eleven-month period beginning in the month of sale. This change in Estimated Offering Period did not impact the amount of net bookings or the operating cash flows that we report. We expect that this change will move the recognition of approximately $74 million in net revenue from fiscal year 2026 into fiscal year 2027. During the three months ended December 31, 2025 this change to our Estimated Offering Period resulted in an estimated decrease in net revenue of $25 million and net income of $19 million, and a decrease of $0.08 diluted earnings per share. During the nine months ended December 31, 2025 this change to our Estimated Offering Period resulted in an estimated decrease in net revenue of $33 million and net income of $25 million, and a decrease of $0.10 diluted earnings per share.
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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2026 contains 52 weeks and ends on March 28, 2026. Our results of operations for the fiscal year ended March 31, 2025 contained 52 weeks and ended on March 29, 2025. Our results of operations for the three and nine months ended December 31, 2025 contained 13 weeks and 39 weeks, respectively, and ended on December 27, 2025. Our results of operations for the three and nine months ended December 31, 2024 contained 13 weeks and 39 weeks, respectively, and ended on December 28, 2024. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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
Net Revenue Quarterly Analysis
Net Revenue
Net revenue for the three months ended December 31, 2025 was $1,901 million, primarily driven by sales related to our global football, Battlefield, and American football franchises. Net revenue for the three months ended December 31, 2025 increased $18 million as compared to the three months ended December 31, 2024. This increase was driven by a $264 million increase in net revenue primarily due to the release of Battlefield 6, partially offset by a $246 million decrease in net revenue primarily due to the prior year release of Dragon Age: The Veilguard, our American football and global football franchises, and decreased sales of extra content for Apex Legends.

Net Revenue by Composition
Our net revenue by composition for the three months ended December 31, 2025 and 2024 was as follows (in millions):

	Three Months Ended December 31,
	2025	2024	$ Change	% Change
Net revenue:
Full game downloads	$546	$446	$100	22%
Packaged goods	86	153	(67)	(44)%
Full game	$632	$599	$33	6%

Live services and other	$1,269	$1,284	$(15)	(1)%
Total net revenue	$1,901	$1,883	$18	1%
Full Game Net Revenue
Full game net revenue includes full game downloads and packaged goods. Full game downloads primarily include revenue from digital sales of full games on console, PC, and certain licensing revenue. Packaged goods primarily include revenue from full games that are sold physically through distribution arrangements, mass market retailers, and specialty stores.
For the three months ended December 31, 2025, full game net revenue was $632 million, primarily driven by EA SPORTS FC 26, Battlefield 6, and EA SPORTS Madden NFL 26. Full game net revenue for the three months ended December 31, 2025 increased $33 million, or 6 percent, as compared to the three months ended December 31, 2024, primarily due to the release of Battlefield 6, partially offset by the prior year release of Dragon Age: The Veilguard and year-over-year declines in EA SPORTS FC and EA SPORTS College Football.

Live Services and Other Net Revenue

Live services and other net revenue primarily includes revenue from sales of extra content for console, PC, and mobile games, certain licensing revenue, subscriptions, and advertising.
For the three months ended December 31, 2025, live services and other net revenue was $1,269 million, primarily driven by sales of extra content for our global football, American football, and The Sims franchises. Live services and other net revenue for the three months ended December 31, 2025 decreased $15 million, or 1 percent, as compared to the three months ended December 31, 2024. This decrease was primarily driven by decreased sales of extra content for Apex Legends and The Sims 4, partially offset by sales of extra content from Battlefield 6.

Net Revenue Year-to-Date Analysis
Net Revenue
Net revenue for the nine months ended December 31, 2025 was $5,411 million, primarily driven by sales related to our global football, American football, and The Sims franchises. Net revenue for the nine months ended December 31, 2025 decreased $157 million as compared to the nine months ended December 31, 2024. This decrease was driven by a $523 million decrease in net revenue primarily due to sales of extra content for Apex Legends, a decrease in net revenue from our American football and global football franchises, and the prior year release of Dragon Age: The Veilguard, partially offset by a $366 million increase in net revenue primarily driven by the release of Battlefield 6.

Net Revenue by Composition
Our net revenue by composition for the nine months ended December 31, 2025 and 2024 was as follows (in millions):

	Nine Months Ended December 31,
	2025	2024	$ Change	% Change
Net revenue:
Full game downloads	$1,180	$1,111	$69	6%
Packaged goods	359	454	(95)	(21)%
Full game	$1,539	$1,565	$(26)	(2)%

Live services and other	$3,872	$4,003	$(131)	(3)%
Total net revenue	$5,411	$5,568	$(157)	(3)%
Full Game Net Revenue
For the nine months ended December 31, 2025, full game net revenue was $1,539 million, primarily driven by EA SPORTS FC 26, Battlefield 6, EA SPORTS FC 25, EA SPORTS Madden NFL 26, and EA SPORTS College Football 26. Full game net revenue for the nine months ended December 31, 2025 decreased $26 million, or 2 percent, as compared to the nine months ended December 31, 2024, primarily due to year-over-year declines in EA SPORTS College Football and EA SPORTS FC, partially offset by the release of Battlefield 6.

Live Services and Other Net Revenue
For the nine months ended December 31, 2025, live services and other net revenue was $3,872 million, primarily driven by sales of extra content for our global football, American football, and The Sims franchises. Live services and other net revenue for the nine months ended December 31, 2025 decreased $131 million, or 3 percent, as compared to the nine months ended December 31, 2024. This decrease was primarily driven by decreased sales of extra content for Apex Legends and Ultimate Team within EA SPORTS Madden NFL, partially offset by an increase in net revenue primarily due to sales of extra content from Ultimate Team within EA SPORTS College Football.

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

Cost of revenue for the three months ended December 31, 2025 and 2024 was as follows (in millions):

December 31, 2025	% of Net Revenue	December 31, 2024	% of Net Revenue	% Change	Change as a % of Net Revenue
$498	26%	$456	24%	9%	2%
Cost of Revenue
Cost of revenue increased by $42 million, and cost of revenue as a percentage of total net revenue increased by 2 percent during the three months ended December 31, 2025, as compared to the three months ended December 31, 2024. This increase was primarily due to higher online hosting fees, primarily driven by the release of Battlefield 6, and a net increase in royalty costs primarily due to impacts from foreign exchange.

Cost of Revenue Year-to-Date Analysis

Cost of revenue for the nine months ended December 31, 2025 and 2024 was as follows (in millions):

December 31, 2025	% of Net Revenue	December 31, 2024	% of Net Revenue	% Change	Change as a % of Net Revenue
$1,220	23%	$1,175	21%	4%	1%
Cost of Revenue
Cost of revenue increased by $45 million during the nine months ended December 31, 2025, as compared to the nine months ended December 31, 2024, primarily due to a net increase in royalty costs driven by the mix of sales from royalty-bearing titles and impacts from foreign exchange. This increase was partially offset by a decrease in product-related costs primarily due to our American football and global football franchises, partially offset by Battlefield 6.

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
Research and development expenses for the three and nine months ended December 31, 2025 and 2024 were as follows (in millions):

	December 31, 2025	% of Net Revenue	December 31, 2024	% of Net Revenue	$ Change	% Change
Three months ended	$704	37%	$606	32%	$98	16%
Nine months ended	$2,096	39%	$1,883	34%	$213	11%
Research and development expenses increased by $98 million, or 16 percent, during the three months ended December 31, 2025, as compared to the three months ended December 31, 2024. This increase was primarily due to a $61 million increase in personnel-related costs driven by an increase in variable compensation, and related expenses as part of our continued investment in our studios, a $12 million increase in digital infrastructure costs, and an $8 million increase in studio-related contracted services.

Research and development expenses increased by $213 million, or 11 percent, during the nine months ended December 31, 2025, as compared to the nine months ended December 31, 2024. This increase was primarily due to a $113 million increase in personnel-related costs as part of our continued investment in our studios, and an increase in variable compensation, a $44 million increase in studio-related contracted services, and a $39 million increase in digital infrastructure costs.

Marketing and Sales
Marketing and sales expenses consist of advertising, marketing and promotional expenses, personnel-related costs, and related overhead costs.
Marketing and sales expenses for the three and nine months ended December 31, 2025 and 2024 were as follows (in millions):

	December 31, 2025	% of Net Revenue	December 31, 2024	% of Net Revenue	$ Change	% Change
Three months ended	$356	19%	$251	13%	$105	42%
Nine months ended	$874	16%	$728	13%	$146	20%
Marketing and sales expenses increased by $105 million, or 42 percent, during the three months ended December 31, 2025, as compared to the three months ended December 31, 2024. This increase was primarily due to higher advertising and marketing spending related to the release of Battlefield 6, partially offset by a decrease in advertising and marketing spending for the prior year release of Dragon Age: The Veilguard.

Marketing and sales expenses increased by $146 million, or 20 percent, during the nine months ended December 31, 2025, as compared to the nine months ended December 31, 2024. This increase was primarily due to higher advertising and marketing spending related to release of Battlefield 6, partially offset by a decrease in advertising and marketing spending for Apex Legends and the prior year release of Dragon Age: The Veilguard.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology (“IT”), related overhead costs, fees for professional services, and allowances for doubtful accounts.
General and administrative expenses for the three and nine months ended December 31, 2025 and 2024 were as follows (in millions):

	December 31, 2025	% of Net Revenue	December 31, 2024	% of Net Revenue	$ Change	% Change
Three months ended	$199	10%	$176	9%	$23	13%
Nine months ended	$572	11%	$553	10%	$19	3%
General and administrative expenses increased by $23 million, or 13 percent, during the three months ended December 31, 2025, as compared to the three months ended December 31, 2024. This increase was primarily due to $27 million of fees and other direct expenses related to the Merger described in Note 1, partially offset by a $6 million decrease in IT related costs.

General and administrative expenses increased by $19 million, or 3 percent, during the nine months ended December 31, 2025, as compared to the nine months ended December 31, 2024. This increase was primarily due to $27 million of fees and other direct expenses related to the Merger, partially offset by a $6 million decrease in contracted services.

Income Taxes
On July 4, 2025, the United States enacted OBBB which extended or modified certain corporate tax provisions under the 2017 TCJA. The changes resulting from the tax provisions of OBBB are not expected to have a material impact on our results of operations.

Provision for income taxes for the three and nine months ended December 31, 2025 and 2024 were as follows (in millions):

	December 31, 2025	Effective Tax Rate	December 31, 2024	Effective Tax Rate	$ Change
Three months ended	$43	33%	$112	28%	$(69)
Nine months ended	$175	29%	$331	28%	$(156)
The provision for income taxes for the three and nine months ended December 31, 2025 is based on our projected annual effective tax rate for fiscal year 2026, adjusted for specific items that are required to be recognized in the period in which they are incurred. The increase in the three and nine months effective tax rate year-over-year is primarily due to Pillar II global minimum tax impacts, partially offset by a net periodic tax benefit from higher excess stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of December 31, 2025	As of March 31, 2025	Increase/(Decrease)
Cash and cash equivalents	$2,784	$2,136	$648
Short-term investments	115	112	3
Total	$2,899	$2,248	$651
Percentage of total assets	22%	18%

	Nine Months Ended December 31,
(In millions)	2025	2024	Change
Net cash provided by operating activities	$1,973	$1,530	$443
Net cash used in investing activities	(214)	(177)	(37)
Net cash used in financing activities	(1,133)	(1,452)	319
Effect of foreign exchange on cash and cash equivalents	22	(25)	47
Net increase (decrease) in cash and cash equivalents	$648	$(124)	$772
Changes in Cash Flow
Operating Activities. Net cash provided by operating activities increased by $443 million during the nine months ended December 31, 2025, as compared to the nine months ended December 31, 2024, primarily driven by higher cash collections from sales and lower cash payments for income taxes, partially offset by higher personnel-related payments, lower cash inflows from hedging activities, and higher marketing and advertising payments.
Investing Activities. Net cash used in investing activities increased by $37 million during the nine months ended December 31, 2025, as compared to the nine months ended December 31, 2024, primarily driven by lower proceeds from maturities and sales of short-term investments and acquisition-related payments, partially offset by reduced purchases of short-term and other investments.
Financing Activities. Net cash used in financing activities decreased by $319 million during the nine months ended December 31, 2025, as compared to the nine months ended December 31, 2024, primarily driven by a $364 million decrease in cash paid for common stock repurchases and related excise taxes, partially offset by a $55 million increase in cash paid to taxing authorities in connection with withholding taxes for stock-based compensation.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of December 31, 2025, our short-term investments had net unrealized gains of less than $1 million or less than

1 percent of total short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or debt repayment obligations.
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
Credit Facility
On March 22, 2023, we entered into a $500 million unsecured revolving credit facility (the "Credit Facility") with a syndicate of banks. The Credit Facility terminates on March 22, 2028 unless the maturity is extended in accordance with its terms. As of December 31, 2025, no amounts were outstanding. The Credit Facility contains an option to arrange with existing lenders and/or new lenders to provide up to an aggregate of $500 million in additional commitments for revolving loans. Proceeds of loans made under the Credit Facility may be used for general corporate purposes. See Note 10 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our Credit Facility, which is incorporated by reference into this Item 2.
Financial Condition
Our material cash requirements, including commitments for capital expenditure, as of December 31, 2025 are set forth in our Note 11 — Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q, which is incorporated by reference into this Item 2. We believe that our cash, cash equivalents, short-term investments, cash generated from operations and available financing facilities will be sufficient to meet these material cash requirements, which include licensing intellectual property from sports organizations and players associations used in our EA SPORTS titles and third-party content, debt repayment obligations, and to fund our operating requirements for the next 12 months and beyond. Our operating requirements include working capital requirements, capital expenditures, our capital return programs, and potentially, future acquisitions or strategic investments. We may choose at any time to raise additional capital to repay debt, strengthen our financial position, facilitate expansion, repurchase our stock, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.

During the nine months ended December 31, 2025, we returned $893 million to stockholders through our capital return programs, which include repurchasing 5.3 million shares for approximately $750 million and paying $143 million through our quarterly cash dividend program.

Our foreign subsidiaries are generally subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of December 31, 2025, approximately $1,075 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.

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

As of December 31, 2025, we did not have any off-balance sheet arrangements.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of December 31, 2025, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $221 million or $442 million, respectively. As of December 31, 2025, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses in the Condensed Consolidated Statements of Operations on our foreign currency forward contracts used in balance sheet hedging of $203 million or $406 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in the same manner and actual results may differ materially. See Note 4 — Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.

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
As of December 31, 2025, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with changes in fair value, including unrealized gains and unrealized losses not related to credit losses, reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.
Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Changes in interest rates affect the fair value of our short-term investment portfolio. To provide a meaningful assessment of the interest rate risk associated with our short-term investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio assuming a 150 basis point parallel shift in the yield curve. As of December 31, 2025, a hypothetical 150 basis point increase in interest rates would have resulted in a $1 million, or 1 percent decrease in the fair market value of our short-term investments.

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
Changes in internal control over financial reporting
There has been no change in our internal controls over financial reporting identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that occurred during the fiscal quarter ended December 31, 2025 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

On September 28, 2025, we entered into a Merger Agreement to be acquired by an investor Consortium comprised of the Public Investment Fund, private investment funds affiliated with Silver Lake Group, L.L.C., and private investment funds affiliated with Affinity Partners. The closing of the Merger is subject to the satisfaction or waiver of certain conditions, many of which are not within our full control. We currently expect that the Merger will be completed in the first quarter of fiscal year 2027. However, we may be unable to obtain and satisfy, or experience delays in obtaining and satisfying, required regulatory approvals and other closing conditions. In addition, both we and the Consortium may terminate the Merger Agreement for reasons specified therein. The announcement and pendency of the Merger could adversely affect our business and stock price, including if the Merger does not close or is delayed, for reasons including the following:

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

•The Merger may not occur on the expected timeline because of a delay in receiving required regulatory approvals or other reasons. Any delay or inability to close the Merger may cause the market price of our common stock to decline.

Lawsuits have been or may be filed against us and the members of our Board of Directors arising out of the proposed Merger, which may delay or prevent the proposed Merger or otherwise negatively affect our business and operations.

Putative stockholder complaints, including stockholder class action complaints, and other complaints have been or in the future may be filed against us, our Board of Directors and others in connection with the transactions contemplated by the Merger Agreement. Certain complaints asserted in connection with the transaction contemplated by the Merger Agreement have been mooted, however, the outcome of any additional litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that have been or may be filed against us, our Board of Directors or others could delay or prevent the Merger from being completed, divert the attention of our management and employees away from our day-to-day business, and otherwise adversely affect our business, results of operations, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

In May 2024, the Company’s Audit Committee, upon delegation from the Company’s Board of Directors, authorized a program to repurchase up to $5.0 billion of our common stock. This program expires on May 9, 2027. Under this program, we may purchase stock in the open market or through privately negotiated transactions in accordance with applicable securities laws, including pursuant to pre-arranged stock trading plans. The timing and actual amount of the stock repurchases will depend on several factors including price, capital availability, regulatory requirements, alternative investment opportunities and other market conditions. We are not obligated to repurchase a specific number of shares of our common stock under this program and it may be modified, suspended or discontinued at any time. During the second quarter of fiscal year 2026, we suspended repurchase activity under this program in contemplation of the Merger detailed in Note 1 — Description of Business and Basis of Presentation.
During the fiscal quarter ended December 31, 2025, we did not repurchase any shares of our common stock.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Rule 10b5-1 Plans

During the three months ended December 31, 2025, the following EA directors and/or officers entered into or terminated trading plans intended to satisfy the requirements of Rule 10b5-1(c) of the Exchange Act as part of managing their EA equity holdings (“10b5-1 Plan”).

•On October 31, 2025, Jacob J. Schatz, EA’s EVP of Global Affairs, Chief Legal Officer and Corporate Secretary, terminated a 10b5-1 Plan, which was adopted on May 13, 2025 for the sale of 14,400 shares of our common stock.

Item 6.Exhibits

The exhibits listed in the accompanying index to exhibits on Page 59 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 31, 2025
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

†    Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2025 are the following formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows, and (6) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Stuart Canfield
DATED:	Stuart Canfield
February 3, 2026	EVP and Chief Financial Officer (Duly Authorized Officer)