Form 10-K
period 2026-03-31
ELECTRONIC ARTS INC.
filed 2026-05-11
CIK 712515

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐        No ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
The aggregate market value of the registrant’s common stock, $0.01 par value, held by non-affiliates of the registrant as of September 26, 2025, the last business day of our second fiscal quarter, was $48,323 million.
As of May 6, 2026, there were 250,751,484 shares of the registrant’s common stock, $0.01 par value, outstanding.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (the “2026 Proxy”) are incorporated by reference into Part III hereof. The 2026 Proxy is expected to be filed not later than 120 days after the registrant’s fiscal year end. Except with respect to information specifically incorporated by reference into this Form 10-K, the 2026 Proxy is not deemed to be filed as part hereof.

ELECTRONIC ARTS INC.
2026 FORM 10-K ANNUAL REPORT

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

Through our live services offerings, we offer high-quality experiences designed to provide value to players and extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated outside of the sale of our full games. Our digital live services and other net revenue represented 71 percent of our total net revenue during fiscal year 2026. We offer live services through our global football and American football franchises (which includes EA SPORTS College Football and EA SPORTS Madden NFL) and based on our iconic IP such as The Sims, Apex Legends and Battlefield. Our most popular live services are the extra content in the Ultimate Team mode associated with our sports franchises. Ultimate Team allows players to collect current and former players in order to build and compete as a personalized team. Live services net revenue generated from extra content purchased within Ultimate Team, a substantial portion of which was derived from FC Ultimate Team, is material to our business.

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
Distribution of Products and Services
Console. We primarily distribute our console products and services through partners, such as Sony and Microsoft. Under the terms of publishing agreements our products and services are developed, marketed, published, and distributed with PlayStation and Xbox consoles. Our direct sales to Sony and Microsoft represented approximately 39 percent and 16 percent of total net revenue, respectively, in fiscal year 2026. Under these agreements, we have the non-exclusive right to use, for a fixed term and in a designated territory, technology that is owned or licensed by them to publish our games on their respective consoles. With respect to our digitally-delivered products and services, the console manufacturers pay us either a wholesale price or a royalty percentage on the revenue they derive from their sales of our products and services. Our transactions for packaged goods products are made pursuant to individual purchase orders, which are accepted on a case-by-case basis. Our packaged goods games are sold directly to mass market retailers, specialty stores and through distribution arrangements. For packaged goods products, we pay the console manufacturers a per-unit royalty for each unit manufactured. Many key commercial terms of our relationships with Sony and Microsoft — such as manufacturing terms, delivery times, policies and approval conditions — are determined unilaterally, and are subject to change by the console manufacturers.
Our publishing agreements also require us to indemnify the console manufacturers for any loss, liability and expense resulting from any claim against the console manufacturer regarding our products and services, including any claims for patent, copyright or trademark infringement brought against the console manufacturers. Each agreement may be terminated by the console manufacturers if a breach or default by us is not cured after we receive written notice from the console manufacturers, or if we become insolvent. The console manufacturers are not obligated to enter into license agreements with us for any future consoles, products or services.
Mobile and PC. We distribute our mobile applications and additional content through distributors such as Apple and Google. Our applications are downloaded for mobile devices from third party application storefronts. The distributor collects payment from consumers for content purchased within the application or charges consumers a one-time fee to download the application. Our distribution agreements establish the amounts that are retained by the distributor and the amounts passed through to us. These arrangements are typically terminable on short notice. The agreements generally do not obligate the distributors to market or distribute any of our applications. Application storefront policies are determined unilaterally by the distributors and are subject to change.

Our PC products and services can be downloaded directly through the EA app, and EA’s digital storefront, as well as through third-party online download stores, such as Steam. We also have agreements with companies, such as Tencent Holdings Limited, Nexon Co., Ltd and Garena Online Private Limited, or their respective affiliates, that allow these companies to publish our mobile and PC free-to-play games in certain countries. Our players access games from the publishers’ online storefronts and are charged for additional content purchased within our game environment. The agreements generally establish the amounts that are retained by the publisher and the amounts passed through to us.

Competition
The market for interactive entertainment is intensely competitive and changes rapidly as new products, business models and distribution channels are introduced. We also face competition for the right to license certain intellectual property included in our products. In order to remain successful, we are required to anticipate and commit to, sometimes years in advance, the ways in which our products and services will compete in the market. We face significant competition from companies that focus on developing products and services available on consoles, PCs and/or mobile devices. In addition, we compete with large, diversified companies that have strengthened their interactive entertainment capabilities. Their greater financial and other resources may provide larger budgets to develop and market tools, technologies, products and services that gain consumer success and shift player time and engagement away from our products and services. We also continue to expect new entrants to emerge as advances in technology and artificial intelligence have lowered the barriers to creating new games.

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

Research and Development

Because the industries in which we compete are characterized by rapid technological advances, our ability to compete successfully is linked to our ability to deliver competitive products, services and technologies to the marketplace. We have teams focused on developing new technologies to enhance existing products and services and to expand the range of our offerings. For example, we are investing, and intend to continue to invest, in research and development to incorporate artificial intelligence into our products and services. We expect developments in artificial intelligence or our investments in artificial intelligence to accelerate the production of our products and services and enable new experiences for our players.

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
Human Capital
As of March 31, 2026, we employed approximately 14,600 people globally, with 71 percent located internationally. Our Board and its committees oversee our human capital management programs, practices and strategies.

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

Investor Information
Our website address is www.ea.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as amended, are available free of charge on the Investor Relations section of our website at http://ir.ea.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The SEC

maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We announce material financial information and business updates through our SEC filings, press releases, public conference calls and webcasts, the Investor Relations section of our website at http://ir.ea.com, our blog at https://www.ea.com/news and through our X profile @EA. Except as expressly set forth in this Form 10-K annual report, the contents of our website, 2025 Impact Report and/or social media accounts are not incorporated into, or otherwise to be regarded as part of this Form 10-K.
Company Information
We were incorporated originally in California in 1982. In September 1991, we were reincorporated under the laws of Delaware. Our principal executive offices are located at 209 Redwood Shores Parkway, Redwood City, California 94065 and our telephone number is (650) 628-1500.

Information About Our Executive Officers
The following table sets forth information regarding our executive officers as of May 11, 2026:

Name	Age	Position
Andrew Wilson	51	Chief Executive Officer, Chair of the Board
Stuart Canfield	47	Chief Financial Officer
Laura Miele	56	President of EA Entertainment & Central Development
Mala Singh	55	Chief People Officer
Jacob Schatz	57	EVP of Global Affairs, Chief Legal Officer and Corporate Secretary
Eric Kelly	54	Senior Vice President, Chief Accounting Officer
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
MERGER RISKS
If our proposed Merger does not close, or is delayed, we may experience financial and operational disruptions. In addition, our stock price may decline if the Merger is perceived as uncertain to close.

On September 28, 2025, we entered into a Merger Agreement to be acquired by an investor Consortium comprised of the Public Investment Fund, private investment funds affiliated with Silver Lake Group, L.L.C., and private investment funds affiliated with Affinity Partners. The closing of the Merger is subject to the satisfaction or waiver of certain conditions, many of which are not within our full control. There are a limited number of regulatory reviews outstanding, and the parties are working diligently to complete these remaining reviews. However, we may be unable to obtain and satisfy, or experience delays in obtaining and satisfying, required regulatory approvals and other closing conditions. In addition, both we and the Consortium may terminate the Merger Agreement for reasons specified therein. The announcement and pendency of the Merger could adversely affect our business and stock price, including if the Merger does not close or is delayed, for reasons including the following:

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

Rapid changes in our industry require us to anticipate, sometimes years in advance, the ways in which our business can remain competitive in the market. We have invested, and in the future may invest, in new business and marketing strategies, tools and technologies, distribution methods, products, and services. There can be no assurance that the strategic investments we pursue will achieve financial results that meet or exceed our expectations. We may miss opportunities or fail to respond quickly enough to industry change, including the failure to adopt tools, technology and distribution methods or failure to develop new products, services or ways to engage with our games that become popular with consumers, each of which could adversely affect our financial results. For example, we expect our competitive landscape to evolve as artificial intelligence technology advances and is integrated into the markets in which we compete. Our competitors may incorporate new artificial intelligence tools and technology into their existing products and services more successfully, may invest in more successful artificial intelligence initiatives, may use these new tools and technology more efficiently or may create new categories of products and services before we do.

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

We are a global company subject to various and complex laws and regulations domestically and internationally, including laws and regulations related to consumer protection, protection of minors, online safety, including content moderation and transparency, advertising, information security, intellectual property, antitrust, competition, sanctions, taxation and tariffs, and employment, among others. Many of these laws and regulations are continuously evolving and developing, and the application to, and impact on, us is uncertain. Enforcement of these laws could harm our business by limiting the products and services we can offer consumers or the manner in which we offer them. The costs of compliance with these laws may increase in the future as a result of changes in applicable laws or changes to interpretation. Any failure on our part to comply with these laws or the application of these laws in an unanticipated manner may harm our business and result in penalties or significant legal liability.

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
International sales are a fundamental part of our business. For our fiscal year ended March 31, 2026, international net revenue comprised 60 percent of our total net revenue, and we expect our international business to continue to account for a significant portion of our total net revenue. As a result of our international sales, and also the denomination of our foreign investments and our cash and cash equivalents in foreign currencies, we are exposed to the effects of fluctuations in foreign currency exchange rates, and volatility in foreign currency exchange rates remains elevated as compared to historic levels. We use foreign currency hedging contracts to mitigate some foreign currency risk. However, these activities are limited in the protection they provide us from foreign currency fluctuations and can themselves result in losses. In addition, interest rate volatility can decrease the amount of interest earned on our cash, cash equivalents and short-term investment portfolio.

We utilize debt financing and such indebtedness could adversely impact our business and financial condition.
We have Senior Notes outstanding, as well as a Credit Facility. While the Credit Facility is currently undrawn, we may use the proceeds of any future borrowings for general corporate purposes. This indebtedness could affect our financial condition and future financial results by, among other things, requiring the dedication of a substantial portion of any cash flow from operations to the repayment of indebtedness and increasing our vulnerability to downturns in our business or adverse changes in general economic and industry conditions.
The agreements governing our indebtedness impose restrictions on us and require us to maintain compliance with specified covenants. In particular, the Credit Facility requires us to maintain compliance with a debt to EBITDA ratio. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of these covenants and do not obtain a waiver from the lenders or noteholders, then, subject to applicable cure periods, our outstanding indebtedness may be declared immediately due and payable. There can be no assurance that any refinancing or additional financing would be available on terms that are favorable or acceptable to us, if at all. In addition, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities, as well as the potential costs associated with new issuances or any potential refinancing of existing issuances. Downgrades in our credit rating could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.
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
Item 2:     Properties
Not applicable.
Item 3:     Legal Proceedings
Refer to Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for disclosures regarding our legal proceedings.
Item 4:     Mine Safety Disclosures
Not applicable.

PART II
Item 5:     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Holders
There were approximately 538 holders of record of our common stock as of May 6, 2026. In addition, a significant number of beneficial owners of our common stock hold their shares in street name. Our common stock is traded on the Nasdaq Global Select Market under the symbol “EA”.
Dividends
Our quarterly cash dividend was $0.19 per share of common stock in fiscal year 2026. We paid aggregate cash dividends of $191 million during the fiscal year ended March 31, 2026. We currently expect to continue to pay comparable cash dividends on a quarterly basis prior to the consummation of the Merger; however, future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors or a designated Committee of our Board of Directors.
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
The following graph shows a five-year comparison of cumulative total returns during the period from March 31, 2021 through March 31, 2026, for our common stock, the S&P 500 Index (to which EA was added in July 2002), the Nasdaq Composite Index, and the RDG Technology Composite Index, each of which assumes an initial value of $100. Each measurement point is as of the end of each fiscal year. The performance of our stock depicted in the following graph is not necessarily indicative of the future performance of our stock.

*	Based on $100 invested on March 31, 2021 in stock or index, including reinvestment of dividends.

	March 31,
	2021	2022	2023	2024	2025	2026
Electronic Arts Inc.	$100	$94	$90	$100	$109	$155
S&P 500 Index	100	116	107	139	150	177
Nasdaq Composite Index	100	108	94	127	135	169
RDG Technology Composite Index	100	107	97	121	129	137

Item 6:     [Reserved]

Item 7:     Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the fiscal year ended March 31, 2026, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-K, including in the “Business” section and the “Risk Factors” above, the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” or the Consolidated Financial Statements and related Notes.
Proposed Merger
On September 28, 2025, we entered into a Merger Agreement pursuant to and subject to the terms and conditions of which we will be acquired by the Consortium. For further details on this proposed transaction, see Note 1 of the Consolidated Financial Statements and "Part I—Item 1A. Risk Factors" contained elsewhere in this Form 10-K.

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
Financial Results
Our key financial results for our fiscal year ended March 31, 2026 were as follows:
•Total net revenue was $7,531 million, up 1 percent year-over-year.
•Live services and other net revenue was $5,383 million, down 1 percent year-over-year.
•Gross margin was 79 percent, flat year-over-year.
•Operating expenses were $4,785 million, up 9 percent year-over-year.
•Operating income was $1,162 million, down 24 percent year-over-year.
•Net income was $887 million with diluted earnings per share of $3.51.
•Net cash provided by operating activities was $2,553 million, up 23 percent year-over-year.
•Total cash, cash equivalents and short-term investments were $2,980 million.
•We returned $941 million to stockholders through our capital return programs, repurchasing 5.3 million shares for approximately $750 million and returning $191 million through our quarterly cash dividend program.

Trends in Our Business
Live Services Business. We offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our full games and free-to-play games. Our net revenue attributable to live services and other was $5,383 million, $5,461 million, and $5,547 million for fiscal years 2026, 2025, and 2024, respectively, and we expect that live services net revenue will continue to be material to our business. Within live services and other, net revenue attributable to extra content was $4,091 million, $4,365 million, and $4,463 million for fiscal years 2026, 2025, and 2024, respectively. Growth in live services net revenue, including extra content may not be linear due to the competitive landscape, consumer buying patterns, and other factors. Our most popular live services are the extra content in the Ultimate Team mode associated with our sports franchises. Ultimate Team allows players to collect current and former players in order to build and compete as a personalized team. Live services net revenue generated from extra content purchased within Ultimate Team, a substantial portion of which was derived from FC Ultimate Team, is material to our business.

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

Our net revenue attributable to digital full game downloads was $1,708 million, $1,478 million, and $1,343 million during fiscal years 2026, 2025, and 2024, respectively; while our net revenue attributable to packaged goods sales was $440 million, $524 million, and $672 million in fiscal years 2026, 2025, and 2024, respectively. In addition, as measured based on total units sold on Microsoft’s Xbox One and Xbox Series X and Sony’s PlayStation 4 and 5 rather than by net revenue, we estimate that 81 percent, 78 percent, and 73 percent of our total units sold during fiscal years 2026, 2025, and 2024, were sold digitally. Digital full game units are based on sales information provided by Microsoft and Sony; packaged goods units sold through are estimated by obtaining data from significant retail and distribution partners in North America, Europe and Asia, and applying internal sales estimates with respect to retail partners from which we do not obtain data. We believe that these percentages are reasonable estimates of the proportion of our games that are digitally downloaded in relation to our total number of units sold for the applicable period of measurement.
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
The following is a calculation of our total net bookings for the periods presented:

	Year Ended March 31,
(In millions)	2026	2025
Net revenue	$7,531	$7,463
Change in deferred net revenue (online-enabled games)	495	(108)
Net bookings	$8,026	$7,355
Net bookings were $8,026 million for fiscal year 2026 primarily driven by sales related to our global football, Battlefield, and American football franchises. Net bookings increased $671 million or 9 percent as compared to fiscal year 2025 primarily due to the release of Battlefield 6 and a year-over-year increase in sales from our global football franchise, partially offset by a year-over-year decrease in sales from EA SPORTS College Football, the prior year release of Dragon Age: The Veilguard, and The Sims franchise. Live services and other net bookings were $5,630 million for fiscal year 2026, and increased $292 million or 5 percent as compared to fiscal year 2025. The increase in live services and other net bookings was primarily due to increased sales of extra content within our global football franchise and from Battlefield 6, partially offset by decreased sales of extra content from Ultimate Team within EA SPORTS College Football, and The Sims 4. Full game net bookings were $2,396 million for fiscal year 2026, and increased $379 million or 19 percent as compared to fiscal year 2025 primarily due to the release of Battlefield 6, partially offset by a year-over-year decline in EA SPORTS College Football, and the prior year release of Dragon Age: The Veilguard.

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
Additionally, we consider results from prior analyses, known and expected online gameplay trends, as well as disclosed service periods for competitors’ games in determining the Estimated Offering Period for future sales. We believe this provides a reasonable depiction of the transfer of future update rights and online hosting to our customers, as it is the best representation of the time period during which our games and extra content are experienced. We recognize revenue for future update rights and online hosting performance obligations ratably on a straight-line basis over this period as there is a consistent pattern of delivery for these performance obligations. Revenue for service-related performance obligations for digitally-distributed games and extra content is recognized over an estimated eight-month period beginning in the month of sale, and revenue for service-related performance obligations for games and extra content sold through retail is recognized over an estimated ten-month period beginning in the month of sale. Prior to July 1, 2025, revenue for service-related performance obligations for our mobile free-to-play games was recognized generally over an eight-month period, and for our PC and console free-to-play games was recognized generally over a twelve-month period, in each case beginning in the month of sale.
During the three months ended September 30, 2025, we completed our annual evaluation of the Estimated Offering Period, and as a result, for sales beginning July 1, 2025, the revenue that we recognize for the service-related performance obligation related to our mobile free-to-play and PC and console free-to-play games is recognized generally over an eleven-month period beginning in the month of sale. This change in Estimated Offering Period did not impact the amount of net bookings or the operating cash flows that we report. During the fiscal year ended March 31, 2026, this change to our Estimated Offering Period resulted in an estimated net decrease in net revenue of $74 million and net income of $56 million, and a decrease of $0.22 diluted earnings per share.
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
Every quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. Our Swiss deferred tax asset realizability analysis relies upon future Swiss taxable income, and considers all available sources of Swiss income based on positive and negative evidence. We give more weight to evidence that can be objectively verified. However, estimating future Swiss taxable income requires judgment, specifically related to assumptions about expected growth rates of future Swiss taxable income, which are based primarily on third party market and industry growth data. Actual results that differ materially from those estimates could have a material impact on our valuation allowance assessment. Swiss interest rates have an impact on the valuation allowance and are based on published Swiss guidance, which generally occurs in the fourth quarter of our fiscal year. We have adjusted our valuation allowance for changes in the published interest rates in the past and we may do so again in the future. Switzerland has a seven-year carryforward period and does not permit the carry back of losses. Any significant changes to the Swiss interest rates or tax laws on loss carryforward period could result in a material impact to the valuation allowance and to our Consolidated Financial Statements. Actions we take in connection with acquisitions could also impact the utilization of our Swiss deferred tax asset.
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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ended March 31, 2026 contained 52 weeks and ended on March 28, 2026. Our results of operations for the fiscal year ended March 31, 2025 contained 52 weeks and ended on March 29, 2025. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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
Comparison of Fiscal Year 2026 to Fiscal Year 2025
Net Revenue
Net revenue for fiscal year 2026 was $7,531 million, primarily driven by sales related to our global football, American football, and Battlefield franchises. Net revenue for fiscal year 2026 increased $68 million, as compared to fiscal year 2025. This increase was driven by a $667 million increase in net revenue primarily due to the release of Battlefield 6, partially offset by a $599 million decrease in net revenue primarily from our American football franchise, decreased sales of extra content for Apex Legends, and the prior year release of Dragon Age: The Veilguard.

Net Revenue by Composition
Our net revenue by composition for fiscal years 2026 and 2025 was as follows (in millions):

	Year Ended March 31,
	2026	2025	$ Change	% Change
Net revenue:
Full game downloads	$1,708	$1,478	$230	16%
Packaged goods	440	524	(84)	(16)%
Full game	$2,148	$2,002	$146	7%

Live services and other	$5,383	$5,461	$(78)	(1)%
Total net revenue	$7,531	$7,463	$68	1%

Full Game Net Revenue
Full game net revenue includes full game downloads and packaged goods. Full game downloads primarily include revenue from digital sales of full games on console, PC, and certain licensing revenue. Packaged goods primarily include revenue from full games that are sold physically through distribution arrangements, mass market retailers, and specialty stores.
Full game net revenue for fiscal year 2026 was $2,148 million, primarily driven by EA SPORTS FC 26, Battlefield 6, EA SPORTS Madden NFL 26, and EA SPORTS FC 25. Full game net revenue for fiscal year 2026 increased $146 million, or 7 percent, as compared to fiscal year 2025. This increase was primarily due to the release of Battlefield 6, partially offset by a year-over-year decline in EA SPORTS College Football, the prior year release of Dragon Age: The Veilguard, and EA SPORTS FC.

Live Services and Other Net Revenue
Live services and other net revenue primarily includes revenue from sales of extra content for console, PC, and mobile games, certain licensing revenue, subscriptions, and advertising.
Live services and other net revenue for fiscal year 2026 was $5,383 million, primarily driven by sales of extra content for our global football, American football, and The Sims franchises. Live services and other net revenue for fiscal year 2026 decreased

$78 million, or 1 percent, as compared to fiscal year 2025. This decrease was primarily driven by decreased sales of extra content for Apex Legends, and Ultimate Team within EA SPORTS Madden NFL, partially offset by increased sales of extra content within our global football franchise.
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
Cost of revenue for fiscal years 2026 and 2025 was as follows (in millions):

March 31, 2026	% of Net Revenue	March 31, 2025	% of Net Revenue	% Change	Change as a % of Net Revenue
$1,584	21%	$1,543	21%	3%	—%
Cost of revenue increased by $41 million during fiscal year 2026 as compared to fiscal year 2025. The increase was primarily due to a net increase in royalty costs driven by the impacts from foreign exchange, and higher online hosting fees, primarily driven by the release of Battlefield 6. This increase was partially offset by a decrease in product-related costs primarily due to our global football and American football franchises, partially offset by Battlefield 6.
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
Research and development expenses for fiscal years 2026 and 2025 were as follows (in millions):

March 31, 2026	% of Net Revenue	March 31, 2025	% of Net Revenue	$ Change	% Change
$2,828	38%	$2,569	34%	$259	10%
Research and development expenses increased by $259 million, or 10 percent, in fiscal year 2026, as compared to fiscal year 2025. This increase was primarily due to a $144 million increase in personnel-related costs as part of our continued investment in our studios, and an increase in variable compensation, a $53 million increase in studio-related contracted services, and a $45 million increase in digital infrastructure costs.
Marketing and Sales
Marketing and sales expenses consist of advertising, marketing and promotional expenses, personnel-related costs, and related overhead costs.
Marketing and sales expenses for fiscal years 2026 and 2025 were as follows (in millions):

March 31, 2026	% of Net Revenue	March 31, 2025	% of Net Revenue	$ Change	% Change
$1,128	15%	$962	13%	$166	17%
Marketing and sales expenses increased by $166 million, or 17 percent, in fiscal year 2026, as compared to fiscal year 2025. This increase was primarily due to higher advertising and marketing spending related to the release of Battlefield 6, partially offset by a decrease in advertising and marketing spending for Apex Legends.
General and Administrative

General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology (“IT”), related overhead costs, fees for professional services, and allowances for doubtful accounts.
General and administrative expenses for fiscal years 2026 and 2025 were as follows (in millions):

March 31, 2026	% of Net Revenue	March 31, 2025	% of Net Revenue	$ Change	% Change
$763	10%	$745	10%	$18	2%
General and administrative expenses increased by $18 million, or 2 percent, in fiscal year 2026, as compared to fiscal year 2025. This increase was primarily due to $28 million of fees and other direct expenses related to the Merger, partially offset by a $7 million decrease in IT related costs.
Income Taxes
Provision for income taxes for fiscal years 2026 and 2025 was as follows (in millions):

March 31, 2026	Effective Tax Rate	March 31, 2025	Effective Tax Rate
$293	24.8%	$484	30.2%
Our effective tax rate for the fiscal year ended March 31, 2026 was 24.8 percent as compared to 30.2 percent in fiscal year 2025.
During the fiscal year ended March 31, 2026, we recognized $24 million of tax benefit from higher excess stock-based compensation in various jurisdictions. Excluding the effect of the excess stock-based compensation, the effective tax rate for fiscal year 2026 would have been 26.9 percent.
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
Our effective tax rates for future periods will continue to depend on a variety of factors, including changes in our business, such as acquisitions and intercompany transactions, our corporate structure, the geographic location of business functions or assets, the geographic mix of income, our agreements with tax authorities, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in our annual pre-tax income or loss. We anticipate that the impact of excess tax benefits and changes in valuation allowances may result in significant fluctuations to our effective tax rate in the future.
Comparison of Fiscal Year 2025 to Fiscal Year 2024
For the comparison of fiscal year 2025 to fiscal year 2024, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for our fiscal year ended March 31, 2025, filed with the SEC on May 13, 2025 under the subheading “Comparison of Fiscal Year 2025 to Fiscal Year 2024.”

LIQUIDITY AND CAPITAL RESOURCES

	As of March 31,
(In millions)	2026	2025	Increase/(Decrease)
Cash and cash equivalents	$2,864	$2,136	$728
Short-term investments	116	112	4
Total	$2,980	$2,248	$732
Percentage of total assets	23%	18%

	Year Ended March 31,
(In millions)	2026	2025	Change
Net cash provided by operating activities	$2,553	$2,079	$474
Net cash provided by (used in) investing activities	(276)	37	(313)
Net cash used in financing activities	(1,568)	(2,863)	1,295
Effect of foreign exchange on cash and cash equivalents	19	(17)	36
Net increase (decrease) in cash and cash equivalents	$728	$(764)	$1,492
For the comparison of fiscal year 2025 to fiscal year 2024, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for our fiscal year ended March 31, 2025, filed with the SEC on May 13, 2025 under the subheading “Liquidity and Capital Resources.”
Changes in Cash Flow
Operating Activities. Net cash provided by operating activities increased by $474 million during fiscal year 2026, as compared to fiscal year 2025, primarily driven by higher cash collections from sales and lower cash payments for income taxes, partially offset by lower cash inflows from hedging activities, higher personnel-related payments, and higher royalty, marketing and advertising payments.
Investing Activities. Net cash used in investing activities increased by $313 million during fiscal year 2026, as compared to fiscal year 2025, primarily driven by a $566 million decrease in proceeds from maturities and sales of short-term investments, partially offset by $279 million of reduced purchases of short-term and other investments.
Financing Activities. Net cash used in financing activities decreased by $1,295 million during fiscal year 2026, as compared to fiscal year 2025, primarily driven by a $1,739 million decrease in cash paid for common stock repurchases and related excise taxes, partially offset by a $400 million repayment of senior notes, and a $57 million increase in cash paid to taxing authorities for withholding taxes related to stock-based compensation.
Short-term Investments
Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of March 31, 2026, our short-term investments had net unrealized losses of less than $1 million or less than 1 percent of total short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or debt repayment obligations.
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

Credit Facility
On March 22, 2023, we entered into a $500 million unsecured revolving credit facility (the "Credit Facility") with a syndicate of banks. The Credit Facility terminates on March 22, 2028 unless the maturity is extended in accordance with its terms. As of March 31, 2026, no amounts were outstanding. The Credit Facility contains an option to arrange with existing lenders and/or new lenders to provide up to an aggregate of $500 million in additional commitments for revolving loans. Proceeds of loans made under the Credit Facility may be used for general corporate purposes. See Note 11 — Financing Arrangements to the Consolidated Financial Statements in this Form 10-K as it relates to our Credit Facility, which is incorporated by reference into this Item 7.
Financial Condition
Our material cash requirements, including commitments for capital expenditure, as of March 31, 2026 are set forth in our Note 13 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-K, which is incorporated by reference into this Item 7. We believe that our cash, cash equivalents, short-term investments, cash generated from operations and available financing facilities will be sufficient to meet these material cash requirements, which include licensing intellectual property from sports organizations and players associations used in our EA SPORTS titles and third-party content, debt repayment obligations, and to fund our operating requirements for the next 12 months and beyond. Our operating requirements include working capital requirements, capital expenditures, our capital return programs, and potentially, future acquisitions or strategic investments. We may choose at any time to raise additional capital to repay debt, strengthen our financial position, facilitate expansion, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.
During fiscal year 2026, we returned $941 million to stockholders through our capital return programs, which include repurchasing 5.3 million shares for approximately $750 million and paying $191 million through our quarterly cash dividend program.
Our foreign subsidiaries are generally subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of March 31, 2026, approximately $796 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.
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
As of March 31, 2026, we did not have any off-balance sheet arrangements.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of March 31, 2026, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $198 million or $396 million, respectively. As of March 31, 2026, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses in the Consolidated Statements of Operations on our foreign currency forward contracts used in balance sheet hedging of $118 million or $236 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in the same manner and actual results may differ materially. See Note 5 — Derivative Financial Instruments to the Consolidated Financial Statements in this Form 10-K as it relates to our derivative financial instruments, which is incorporated by reference into this Item 7A.

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
As of March 31, 2026, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with changes in fair value, including unrealized gains and unrealized losses not related to credit losses, reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.
Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Changes in interest rates affect the fair value of our short-term investment portfolio. To provide a meaningful assessment of the interest rate risk associated with our short-term investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio assuming a 150 basis point parallel shift in the yield curve. As of March 31, 2026, a hypothetical 150 basis point increase in interest rates would have resulted in a $1 million, or 1 percent decrease in the fair market value of our short-term investments.

Item 8:     Financial Statements and Supplementary Data

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)	March 31, 2026	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,864	$2,136
Short-term investments	116	112
Receivables, net	632	679
Other current assets	361	349
Total current assets	3,973	3,276
Property and equipment, net	613	586
Goodwill	5,388	5,376
Acquisition-related intangibles, net	195	293
Deferred income taxes, net	2,433	2,420
Other assets	529	417
TOTAL ASSETS	$13,131	$12,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued, and other current liabilities	$1,564	$1,359
Deferred net revenue (online-enabled games)	2,233	1,700
Senior notes, current, net	—	400
Total current liabilities	3,797	3,459
Senior notes, net	1,485	1,484
Income tax obligations	604	594
Other liabilities	481	445
Total liabilities	6,367	5,982
Commitments and contingencies (See Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value. 10 shares authorized	—	—
Common stock, $0.01 par value. 1,000 shares authorized; 251 and 252 shares issued and outstanding, respectively	3	3
Additional paid-in capital	256	—
Retained earnings	6,607	6,470
Accumulated other comprehensive income (loss)	(102)	(87)
Total stockholders’ equity	6,764	6,386
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,131	$12,368

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
(In millions, except per share data)	2026	2025	2024
Net revenue	$7,531	$7,463	$7,562
Cost of revenue	1,584	1,543	1,710
Gross profit	5,947	5,920	5,852
Operating expenses:
Research and development	2,828	2,569	2,420
Marketing and sales	1,128	962	1,019
General and administrative	763	745	691
Amortization and impairment of intangibles	66	67	142
Restructuring	—	57	62
Total operating expenses	4,785	4,400	4,334
Operating income	1,162	1,520	1,518
Interest and other income (expense), net	18	85	71
Income before provision for income taxes	1,180	1,605	1,589
Provision for income taxes	293	484	316
Net income	$887	$1,121	$1,273
Earnings per share:
Basic	$3.55	$4.28	$4.71
Diluted	$3.51	$4.25	$4.68
Number of shares used in computation:
Basic	250	262	270
Diluted	253	264	272

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
(In millions)	2026	2025	2024
Net income	$887	$1,121	$1,273
Other comprehensive income (loss), net of tax:
Net gains (losses) on available-for-sale securities	—	—	1
Net gains (losses) on derivative instruments	(23)	1	(3)
Foreign currency translation adjustments	8	(16)	(3)
Total other comprehensive income (loss), net of tax	(15)	(15)	(5)
Total comprehensive income	$872	$1,106	$1,268

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except share data in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of March 31, 2023	272,914	$3	$—	$7,357	$(67)	$7,293
Total comprehensive income (loss)	—	—	—	1,273	(5)	1,268
Stock-based compensation	—	—	584	—	—	584
Issuance of common stock	3,496	—	(119)	—	—	(119)
Common stock repurchases and excise tax	(9,995)	—	(465)	(843)	—	(1,308)
Cash dividends declared ($0.76 per common share)	—	—	—	(205)	—	(205)
Balances as of March 31, 2024	266,415	$3	$—	$7,582	$(72)	$7,513
Total comprehensive income (loss)	—	—	—	1,121	(15)	1,106
Stock-based compensation	—	—	642	—	—	642
Issuance of common stock	3,532	—	(156)	—	—	(156)
Common stock repurchases and excise tax	(17,632)	—	(486)	(2,034)	—	(2,520)
Cash dividends declared ($0.76 per common share)	—	—	—	(199)	—	(199)
Balances as of March 31, 2025	252,315	$3	$—	$6,470	$(87)	$6,386
Total comprehensive income (loss)	—	—	—	887	(15)	872
Stock-based compensation	—	—	656	—	—	656
Issuance of common stock	3,671	—	(208)	—	—	(208)
Common stock repurchases and excise tax	(5,276)	—	(192)	(559)	—	(751)
Cash dividends declared ($0.76 per common share)	—	—	—	(191)	—	(191)
Balances as of March 31, 2026	250,710	$3	$256	$6,607	$(102)	$6,764

See accompanying Notes to Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In millions)	2026	2025	2024
OPERATING ACTIVITIES
Net income	$887	$1,121	$1,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and impairment	323	356	404
Stock-based compensation	656	642	584
Change in assets and liabilities:
Receivables, net	46	(115)	119
Other assets	(85)	40	148
Accounts payable, accrued, and other liabilities	206	190	(208)
Deferred income taxes, net	(13)	(41)	82
Deferred net revenue (online-enabled games)	533	(114)	(87)
Net cash provided by operating activities	2,553	2,079	2,315
INVESTING ACTIVITIES
Capital expenditures	(230)	(221)	(199)
Proceeds from maturities and sales of short-term investments	129	695	632
Purchase of short-term and other investments	(158)	(437)	(640)
Acquisitions, net of cash acquired	(17)	—	—
Net cash provided by (used in) investing activities	(276)	37	(207)
FINANCING ACTIVITIES
Payment of senior notes	(400)	—	—
Proceeds from issuance of common stock	83	78	77
Cash dividends paid	(191)	(199)	(205)
Cash paid to taxing authorities for shares withheld from employees	(291)	(234)	(196)
Common stock repurchases and excise taxes paid	(769)	(2,508)	(1,300)
Net cash used in financing activities	(1,568)	(2,863)	(1,624)
Effect of foreign exchange on cash and cash equivalents	19	(17)	(8)
Increase (decrease) in cash and cash equivalents	728	(764)	476
Beginning cash and cash equivalents	2,136	2,900	2,424
Ending cash and cash equivalents	$2,864	$2,136	$2,900
Supplemental cash flow information:
Cash paid during the year for income taxes paid, net of refunds received	$201	$404	$300
Cash paid during the year for interest	53	56	56
Non-cash investing activities:
Change in accrued capital expenditures	$4	$—	$25
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
Fiscal Year
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ended March 31, 2026 contained 52 weeks and ended on March 28, 2026. Our results of operations for the fiscal years ended March 31, 2025 and 2024, each contained 52 weeks and ended on March 29, 2025 and March 30, 2024, respectively. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
At a special meeting of stockholders held on December 22, 2025, the Company’s stockholders approved the Merger Agreement and the transactions contemplated thereby. The Merger is still subject to other closing conditions, including the receipt of certain regulatory approvals and the absence of legal restraints in specified jurisdictions prohibiting consummation of the Merger. There are a limited number of regulatory reviews outstanding, and the parties are working diligently to complete these remaining reviews.

Parent has obtained equity and debt financing commitments for the purpose of financing the transactions contemplated by the Merger Agreement. PIF, certain private investment funds affiliated with Silver Lake and certain private investment funds affiliated with Affinity have severally committed to capitalize Parent at the closing of the Merger with equity financing for the transaction. Pursuant to a debt commitment letter, certain financing sources committed to provide Parent with $20 billion of debt financing (the “Debt Commitments”) to fund in part, the transactions contemplated by the Merger Agreement. Since entering into the Merger Agreement and the Debt Commitments, Parent has issued secured and unsecured notes and the debt financing sources under the debt commitment letter have syndicated the credit facilities contemplated thereby. The proceeds of the notes were deposited into escrow accounts and will be released to fund the transactions contemplated by the Merger Agreement, subject to the satisfaction or waiver of certain conditions. The credit facilities will close and be funded substantially concurrently with the closing of the Merger. The Merger is not subject to a financing condition.

The Company has made customary representations, warranties and covenants in the Merger Agreement, including covenants to use commercially reasonable efforts to conduct its business in the ordinary course during the period between the date of the Merger Agreement and the closing of the Merger.
The Company is subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties and engage in discussions with third parties regarding alternative acquisition proposals.
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
Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. The amendments further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. We adopted ASU 2023-09 prospectively in the fourth quarter of fiscal year 2026 and have provided the required disclosures in Note 10 - Income Taxes.
Recently Issued Accounting Standards
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This amendment introduces a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. The amendment is effective beginning in the first quarter of fiscal year 2027 on a prospective basis, with early adoption permitted. We do not expect the adoption of this amendment to have a material impact on our Consolidated Financial Statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Improvements to Accounting for Internal-Use Software, which eliminates references to “project stages” and clarifies the criteria for when internal-use software costs should be capitalized. This ASU is effective beginning in the first quarter of fiscal year 2029 on a prospective, modified-prospective, or retrospective basis, with early adoption permitted. We are currently evaluating the timing of adoption and the impact of this ASU on our Consolidated Financial Statements and related disclosures.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815) - Hedge Accounting Improvements, which more closely aligns hedge accounting with the economics of an entity’s risk management activities. The ASU is effective beginning in the first quarter of fiscal year 2028, on a prospective basis, with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements, which clarifies current interim disclosure requirements and provides additional required interim disclosure guidance. The ASU is effective beginning in the first quarter of fiscal year 2029, on a retrospective or prospective basis, with early adoption permitted. We are currently evaluating the timing of adoption and impact of this amendment on our disclosures within the Consolidated Financial Statements.

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
Our short-term investments are evaluated for allowances and impairment quarterly. For investments in an unrealized loss position, we consider various factors in determining whether we should recognize an allowance for expected credit losses or an impairment charge, including the credit quality of the issuer, changes to the rating of the security by rating agencies, the extent to which fair value is less than amortized cost, reason for the decline in value and potential recovery period, the financial condition and near-term prospects of the investees, our intent to sell and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and any contractual terms impacting the prepayment or settlement process, among other factors. We recognize an allowance for credit losses, up to the amount of unrealized loss when appropriate, and write down the amortized cost basis of the investment if we intend to, or it is more likely than not we will be required to, sell the investment before the recovery of its amortized cost basis. Allowances for credit losses and write-downs are recognized in our Consolidated Statements of Operations, and unrealized losses not related to credit losses are recognized in other comprehensive income (loss). Based on our evaluation, we did not recognize an allowance for credit losses, nor did we recognize any impairments, as of March 31, 2026 and 2025.
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
We capitalize costs associated with internal-use software development once a project has reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the software, and payroll and payroll-related expenses for personnel who are directly associated with the development of the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. Once internal-use software is ready for its intended use, the assets are depreciated on a straight-line basis over each asset’s estimated useful life, which is generally three years. We also capitalize costs associated with the purchase of possessable internal-use software licenses in the period we obtain control of the licenses. The net book value of capitalized costs associated with internal-use software was $135 million and $105 million as of March 31, 2026 and 2025, respectively.

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
Goodwill Impairment
In assessing impairment on our goodwill, we first analyze qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a goodwill impairment test. The qualitative factors we assess include long-term prospects of our performance, share price trends and market capitalization, and Company specific events. If we conclude it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, we do not need to perform an impairment test. If based on that assessment, we believe it is more likely than not that the fair value of the reporting unit is less than its carrying value we will measure goodwill for impairment by applying fair value-based tests at the reporting unit level. Reporting units are determined by the components of operating segments that constitute a business for which (1) discrete financial information is available, (2) segment management regularly reviews the operating results of that component, and (3) whether the component has dissimilar economic characteristics to other components. As of March 31, 2026, we have only one reportable segment, which represents our only operating segment.
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
Additionally, we consider results from prior analyses, known and expected online gameplay trends, as well as disclosed service periods for competitors’ games in determining the Estimated Offering Period for future sales. We believe this provides a reasonable depiction of the transfer of future update rights and online hosting to our customers, as it is the best representation of the time period during which our games and extra content are experienced. We recognize revenue for future update rights and online hosting performance obligations ratably on a straight-line basis over this period as there is a consistent pattern of delivery for these performance obligations. Revenue for service-related performance obligations for digitally-distributed games and extra content is recognized over an estimated eight-month period beginning in the month of sale, and revenue for service-related performance obligations for games and extra content sold through retail is recognized over an estimated ten-month period beginning in the month of sale. Prior to July 1, 2025, revenue for service-related performance obligations for our mobile free-to-play games was recognized generally over an eight-month period, and for our PC and console free-to-play games was recognized generally over a twelve-month period, in each case beginning in the month of sale.
During the three months ended September 30, 2025, we completed our annual evaluation of the Estimated Offering Period, and as a result, for sales beginning July 1, 2025, the revenue that we recognize for the service-related performance obligation related to our mobile free-to-play and PC and console free-to-play games is recognized generally over an eleven-month period beginning in the month of sale. This change in Estimated Offering Period did not impact the amount of net bookings or the operating cash flows that we report. During the fiscal year ended March 31, 2026, this change to our Estimated Offering Period resulted in an estimated net decrease in net revenue of $74 million and net income of $56 million, and a decrease of $0.22 diluted earnings per share.
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
Concentration of Credit Risk and Significant Customers
We extend credit to various customers. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. Although we generally do not require collateral, we perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses. Invoices are aged based on contractual terms with our customers. The provision for doubtful accounts is recorded as a charge to general and administrative expense when a potential loss is identified. Losses are written off against the allowance when the receivable is determined to be uncollectible. At March 31, 2026, we had two customers who accounted for approximately 30 percent and 28 percent of our consolidated gross receivables, respectively. At March 31, 2025, we had two customers who accounted for approximately 35 percent and 28 percent of our consolidated gross receivables, respectively.
A majority of our sales are made via digital resellers, channel and platform partners. During the fiscal years 2026, 2025, and 2024, approximately 86 percent, 88 percent, and 80 percent, respectively, of our net revenue was derived from our top ten customers and/or platform partners.

Currently, a majority of our revenue is derived through sales of products and services playable on hardware consoles from Sony and Microsoft. For the fiscal years ended March 31, 2026, 2025, and 2024, our net revenue for products and services on Sony’s PlayStation 4 and 5, and Microsoft’s Xbox One and Series X consoles (combined across all four platforms) was approximately 60 percent, 62 percent, and 59 percent, respectively. These platform partners have significant influence over the products and services that we offer on their platforms.
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
Advertising Costs
We generally expense advertising costs as incurred, except for production costs associated with media campaigns, which are recognized as prepaid assets (to the extent paid in advance) and expensed at the first run of the advertisement. We are reimbursed by our vendors for certain advertising costs incurred by us that benefit our vendors. Such amounts are recognized as a reduction of marketing and sales expense if the advertising (1) is specific to the vendor, (2) represents an identifiable benefit to us, and (3) represents an incremental cost to us. For the fiscal years ended March 31, 2026, 2025, and 2024, advertising expense, net of vendor reimbursements, totaled approximately $354 million, $289 million, and $375 million, respectively.
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

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Net gains (losses) on foreign currency transactions of $13 million, $(29) million, and $(10) million for the fiscal years ended March 31, 2026, 2025, and 2024, respectively, are included in interest and other income (expense), net, in our Consolidated Statements of Operations. These net gains (losses) on foreign currency transactions are partially or fully offset by net gains (losses) on our foreign currency forward contracts of $(10) million, $45 million, and $12 million for the fiscal years ended March 31, 2026, 2025, and 2024, respectively. See Note 5 for additional information on our foreign currency forward contracts.
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
Every quarter, we perform a realizability analysis to evaluate whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. Our Swiss deferred tax asset realizability analysis relies upon future Swiss taxable income, and considers all available sources of Swiss income based on positive and negative evidence. We give more weight to evidence that can be objectively verified. However, estimating future Swiss taxable income requires judgment, specifically related to assumptions about expected growth rates of future Swiss taxable income, which are based primarily on third party market and industry growth data. Actual results that differ materially from those estimates could have a material impact on our valuation allowance assessment. Swiss interest rates have an impact on the valuation allowance and are based on published Swiss guidance. Switzerland has a seven-year carryforward period and does not permit the carry back of losses. Any significant changes to the Swiss interest rates or tax laws on loss carryforward periods could result in a material impact to the valuation allowance. Actions we take in connection with acquisitions could also impact the utilization of our Swiss deferred tax asset.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of March 31, 2026 and 2025, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2026	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$33	$33	$—	$—	Cash equivalents
Money market funds	502	502	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	52	—	52	—	Short-term investments
U.S. Treasury securities	33	33	—	—	Short-term investments
U.S. agency securities	2	—	2	—	Short-term investments
Foreign government securities	5	—	5	—	Short-term investments
Asset-backed securities	24	—	24	—	Short-term investments
Foreign currency derivatives	35	—	35	—	Other current assets and other assets
Deferred compensation plan assets (a)	46	46	—	—	Other assets
Total assets at fair value	$732	$614	$118	$—
Liabilities
Foreign currency derivatives	$25	$—	$25	$—	Accounts payable, accrued, and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	46	46	—	—	Other liabilities
Total liabilities at fair value	$71	$46	$25	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2025	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)	Balance Sheet Classification
Assets
Bank and time deposits	$58	$58	$—	$—	Cash equivalents
Money market funds	904	904	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	46	—	46	—	Short-term investments
U.S. Treasury securities	12	12	—	—	Short-term investments
Foreign government securities	4	—	4	—	Short-term investments
Asset-backed securities	50	—	50	—	Short-term investments
Foreign currency derivatives	28	—	28	—	Other current assets and other assets
Deferred compensation plan assets (a)	36	36	—	—	Other assets
Total assets at fair value	$1,138	$1,010	$128	$—
Liabilities
Foreign currency derivatives	$26	$—	$26	$—	Accounts payable, accrued, and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	36	36	—	—	Other liabilities
Total liabilities at fair value	$62	$36	$26	$—
(a)The Deferred Compensation Plan consists of various mutual funds. See Note 14 for additional information regarding our Deferred Compensation Plan.

(4) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of March 31, 2026 and 2025, our cash and cash equivalents were $2,864 million and $2,136 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.
Short-Term Investments
Short-term investments consisted of the following as of March 31, 2026 and 2025 (in millions):

	As of March 31, 2026				As of March 31, 2025
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$52	$—	$—	$52	$46	$—	$—	$46
U.S. Treasury securities	33	—	—	33	12	—	—	12
U.S. agency securities	2	—	—	2	—	—	—	—
Foreign government securities	5	—	—	5	4	—	—	4
Asset-backed securities	24	—	—	24	50	—	—	50
Short-term investments	$116	$—	$—	$116	$112	$—	$—	$112
The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of March 31, 2026 and 2025 (in millions):

	As of March 31, 2026		As of March 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$70	$70	$46	$46
Due 1 year through 5 years	45	45	63	63
Due after 5 years	1	1	3	3
Short-term investments	$116	$116	$112	$112

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of March 31, 2026			As of March 31, 2025
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$428	$4	$4	$463	$4	$7
Forward contracts to sell	$1,576	$28	$15	$1,970	$20	$16
The effects of cash flow hedge accounting in our Consolidated Statements of Operations for the fiscal years ended March 31, 2026, 2025, and 2024 are as follows (in millions):

	Year Ended March 31,
	2026		2025		2024
	Net revenue	Research and development	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$7,531	$2,828	$7,463	$2,569	$7,562	$2,420
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$(42)	$6	$18	$(11)	$56	$(8)
Balance Sheet Hedging Activities
Our foreign currency forward contracts that are not designated as hedging instruments are accounted for as derivatives, with gains and losses resulting from changes in the fair value are reported in interest and other income (expense), net, in our Consolidated Statements of Operations. These gains and losses on these foreign currency forward contracts generally offset the gains and losses in the underlying foreign-currency-denominated monetary assets and liabilities, which are also reported in interest and other income (expense), net, in our Consolidated Statements of Operations.
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of March 31, 2026			As of March 31, 2025
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$638	$—	$6	$511	$1	$2
Forward contracts to sell	$554	$3	$—	$582	$3	$1
The effect of foreign currency forward contracts not designated as hedging instruments in our Consolidated Statements of Operations for the fiscal years ended March 31, 2026, 2025, and 2024, was as follows (in millions):

	Year Ended March 31,
	2026	2025	2024
	Interest and other income (expense), net
Total amounts presented in our Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$18	$85	$71
Gains (losses) on foreign currency forward contracts not designated as hedging instruments	$(10)	$45	$12

(6) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the fiscal years ended March 31, 2026, 2025, and 2024 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2023	$(1)	$13	$(79)	$(67)
Other comprehensive income (loss) before reclassifications	1	45	(3)	43
Amounts reclassified from accumulated other comprehensive income (loss)	—	(48)	—	(48)
Total other comprehensive income (loss), net of tax	1	(3)	(3)	(5)
Balances as of March 31, 2024	$—	$10	$(82)	$(72)
Other comprehensive income (loss) before reclassifications	—	8	(16)	(8)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(7)	—	(7)
Total other comprehensive income (loss), net of tax	—	1	(16)	(15)
Balances as of March 31, 2025	$—	$11	$(98)	$(87)
Other comprehensive income (loss) before reclassifications	—	(59)	8	(51)
Amounts reclassified from accumulated other comprehensive income (loss)	—	36	—	36
Total other comprehensive income (loss), net of tax	—	(23)	8	(15)
Balances as of March 31, 2026	$—	$(12)	$(90)	$(102)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the fiscal years ended March 31, 2026, 2025, and 2024 were as follows (in millions):

Statement of Operations Classification	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
	Year Ended March 31,
	2026	2025	2024
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$42	$(18)	$(56)
Research and development	(6)	11	8
Total net (gain) loss reclassified, net of tax	$36	$(7)	$(48)

(7) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2026 are as follows (in millions):

	As of March 31, 2025	Activity	Effects of Foreign Currency Translation	As of March 31, 2026
Goodwill	$5,744	$9	$3	$5,756
Accumulated impairment	(368)	—	—	(368)
Total	$5,376	$9	$3	$5,388
The changes in the carrying amount of goodwill for the fiscal year ended March 31, 2025 are as follows (in millions):

	As of March 31, 2024	Activity	Effects of Foreign Currency Translation	As of March 31, 2025
Goodwill	$5,747	$—	$(3)	$5,744
Accumulated impairment	(368)	—	—	(368)
Total	$5,379	$—	$(3)	$5,376
During the fiscal year ended March 31, 2026, we completed one acquisition that was not material to our Consolidated Financial Statements.
Acquisition-related intangibles consisted of the following (in millions):

	As of March 31, 2026			As of March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$938	$(848)	$90	$933	$(790)	$143
Trade names and trademarks	501	(396)	105	501	(351)	150
Registered user base and other intangibles	56	(56)	—	56	(56)	—
Total	$1,495	$(1,300)	$195	$1,490	$(1,197)	$293
Amortization of intangibles, including impairments, for the fiscal years ended March 31, 2026, 2025, and 2024 are classified in the Consolidated Statements of Operations as follows (in millions):

	Year Ended March 31,
	2026	2025	2024
Cost of revenue	$37	$40	$76
Operating expenses	66	67	142
Total	$103	$107	$218
During fiscal years 2026 and 2025, we did not recognize any material impairment charges for acquisition-related intangible assets.
During fiscal year 2024, we recorded impairment charges of $70 million for acquisition-related intangible assets, of which $53 million was recorded within operating expenses and $17 million was recorded within cost of revenue.
Acquisition-related intangible assets are generally amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, currently ranging from 2 to 7 years. As of March 31, 2026 and 2025, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 2.3 years and 3.2 years, respectively.

As of March 31, 2026, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Consolidated Statements of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2027	$85
2028	82
2029	28
Total	$195

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
During fiscal years 2026 and 2025, we did not recognize any material losses or impairment charges on royalty-based commitments.
During fiscal year 2024, we recorded impairment charges of $30 million for costs associated with licensor commitments, all of which were recorded within Restructuring in the Consolidated Statements of Operations.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of March 31,
	2026	2025
Other current assets	$40	$55
Other assets	12	23
Royalty-related assets	$52	$78
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

	As of March 31,
	2026	2025
Accounts payable, accrued, and other current liabilities	$221	$226
Other liabilities	—	9
Royalty-related liabilities	$221	$235
As of March 31, 2026, we were committed to pay approximately $2,058 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Consolidated Financial Statements. See Note 13 for further information on our developer and licensor commitments.

(9) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of March 31, 2026 and 2025 consisted of (in millions):

	As of March 31,
	2026	2025
Computer, equipment and software	$1,117	$1,033
Buildings	393	379
Leasehold improvements	237	229
Equipment, furniture and fixtures, and other	119	109
Land	66	66
Construction in progress	38	21
	1,970	1,837
Less: accumulated depreciation	(1,357)	(1,251)
Property and equipment, net	$613	$586
Depreciation expense associated with property and equipment was $216 million, $204 million and $196 million for the fiscal years ended March 31, 2026, 2025, and 2024, respectively.
Accounts Payable, Accrued, and Other Current Liabilities
Accounts payable, accrued, and other current liabilities as of March 31, 2026 and 2025 consisted of (in millions):

	As of March 31,
	2026	2025
Accounts payable	$128	$105
Accrued compensation and benefits	563	486
Accrued royalties	221	226
Deferred net revenue (other)	112	94
Operating lease liabilities (See Note 12)	63	67
Other accrued expenses	396	297
Sales returns and price protection reserves	81	84
Accounts payable, accrued, and other current liabilities	$1,564	$1,359
Deferred net revenue (other) includes the deferral of licensing arrangements, subscription revenue, and other revenue for which revenue recognition criteria has not been met.
Deferred net revenue
Deferred net revenue as of March 31, 2026 and 2025, consisted of (in millions):

	As of March 31,
	2026	2025
Deferred net revenue (online-enabled games)	$2,233	$1,700
Deferred net revenue (other)	112	94
Deferred net revenue (noncurrent)	70	72
Total deferred net revenue	$2,415	$1,866
During the fiscal years ended March 31, 2026 and 2025, we recognized $1,775 million and $1,875 million of revenue, respectively, that were included in the deferred net revenue balance at the beginning of the period.

Remaining Performance Obligations
As of March 31, 2026, revenue allocated to remaining performance obligations consists of our deferred revenue balance of $2,415 million. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue.

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

The European Union and other countries, including Switzerland, have enacted, or have committed to enact global minimum taxes, commonly referred to as Pillar II, as proposed by the Organization for Economic Cooperation and Development (“OECD”), effective with our fiscal year 2025. Pillar II in the relevant countries where we operate did not have a material impact on our tax provision. On January 5, 2026, the OECD published details of a side-by-side package for the Pillar II global minimum tax rules. The package includes an extension of the transitional safe harbor and new permanent safe harbor rules, including the exemption of U.S.-parented multinationals from certain Pillar II global minimum taxes effective in our fiscal year 2027. We do not expect the package to have material impact on our financial results and will continue to monitor legislative updates in our operating jurisdictions.

The components of our income before provision for income taxes for the fiscal years ended March 31, 2026, 2025, and 2024 are as follows (in millions):

	Year Ended March 31,
	2026	2025	2024
Domestic	$265	$447	$437
Foreign	915	1,158	1,152
Income before provision for income taxes	$1,180	$1,605	$1,589
Provision for income taxes for the fiscal years ended March 31, 2026, 2025, and 2024 consisted of (in millions):

	Current	Deferred	Total
Year Ended March 31, 2026
Federal	$137	$(29)	$108
State	20	(7)	13
Foreign	146	26	172
	$303	$(10)	$293
Year Ended March 31, 2025
Federal	$369	$(136)	$233
State	53	(28)	25
Foreign	102	124	226
	$524	$(40)	$484
Year Ended March 31, 2024
Federal	$138	$85	$223
State	20	9	29
Foreign	76	(12)	64
	$234	$82	$316
The differences between the statutory tax rate and our effective tax rate for the fiscal year ended March 31, 2026 after the adoption of ASU 2023-09 are as follows:

	Year Ended March 31, 2026
	Amount	Percent
Statutory federal tax expense rate	$248	21.0%
State and local income taxes, net of federal benefit	3	0.3%
Foreign tax effects
Singapore
Nontaxable interest income	(76)	(6.6)%
Statutory income tax rate differential	(18)	(1.5)%
Switzerland
Statutory income tax rate differential	(19)	(1.6)%
Other foreign jurisdictions	36	3.1%
Effect of cross-border tax laws (a)	73	6.2%
Research and development tax credits	(37)	(3.1)%
Changes in unrecognized tax benefits (b)	77	6.5%
Other adjustments (c)	6	0.5%
Effective tax rate	$293	24.8%
(a) Effect of cross-border tax laws are presented on a net basis, primarily related to global intangible low-taxed income.
(b) Changes in unrecognized tax benefits are presented on an aggregated basis for all jurisdictions.
(c) Includes change in valuation allowances, and nontaxable or nondeductible items.

The differences between the statutory tax rate and our effective tax rate, expressed as a percentage of income before provision for income taxes, for the fiscal years ended March 31, 2025, and 2024 prior to the adoption of ASU 2023-09 were as follows:

	Year Ended March 31,
	2025	2024
Statutory federal tax expense rate	21.0%	21.0%
State taxes, net of federal benefit	0.9%	1.1%
Differences between statutory rate and foreign effective tax rate	3.8%	2.9%
Research and development credits	(2.3)%	(2.4)%
Swiss valuation allowance	3.2%	(0.3)%
Effect of change in enacted tax rate	—%	(5.8)%
Non-deductible stock-based compensation	3.2%	2.8%
Other	0.4%	0.6%
Effective tax rate	30.2%	19.9%
During the fiscal year ended March 31, 2026, we recognized $24 million of tax benefit from higher excess stock-based compensation in various jurisdictions. Excluding the effect of the excess stock-based compensation, the effective tax rate for fiscal year 2026 would have been 26.9 percent.

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

Income taxes paid, net of refunds received, for the fiscal year ended March 31, 2026 were as follows (in millions):

Year Ended March 31, 2026
U.S. federal	$91
U.S. state and local	19
Foreign
Canada - British Columbia	20
Canada - federal	15
Other	56
Income taxes paid, net of refunds	$201

Income taxes paid, net of refunds received, for the fiscal years ended March 31, 2025 and 2024 were $404 million and $300 million, respectively.

Our foreign subsidiaries are generally subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of March 31, 2026, approximately $796 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.
The components of net deferred tax assets, as of March 31, 2026 and 2025 consisted of (in millions):

	As of March 31,
	2026	2025
Deferred tax assets:
Accruals, reserves and other expenses	$239	$227
Tax credit carryforwards	250	235
Research and development capitalization	537	523
Stock-based compensation	42	43
Amortization and depreciation	15	—
Net operating loss and capital loss carryforwards	544	450
Swiss intra-entity tax asset	1,355	1,485
Total	2,982	2,963
Valuation allowance	(544)	(534)
Deferred tax assets, net of valuation allowance	2,438	2,429
Deferred tax liabilities:
Amortization and depreciation	—	(7)
Other	(6)	(3)
Total	(6)	(10)
Deferred tax assets, net of valuation allowance and deferred tax liabilities	$2,432	$2,419
As of March 31, 2026, we have net operating loss carry forwards of approximately $3.6 billion of which approximately $40 million is attributable to various acquired companies. The net operating loss carry forwards include $3.6 billion related to Switzerland and $52 million related to U.S. states and other foreign jurisdictions. Substantially all of these carryforwards, if not fully realized, will begin to expire in fiscal year 2027. Switzerland has a seven-year carryforward period and does not permit the carry back of losses. We also have U.S. federal credit carryforwards of $15 million and California credit carryforwards of $224 million. The California tax credit carryforwards can be carried forward indefinitely.
As of March 31, 2026, we maintained a total valuation allowance of $544 million related to certain U.S. state deferred tax assets, Swiss deferred tax assets, and foreign capital loss carryovers, due to uncertainty about the future realization of these assets.

The total unrecognized tax benefits as of March 31, 2026, 2025, and 2024 were $677 million, $688 million and $804 million, respectively. A reconciliation of the beginning and ending balance of unrecognized tax benefits is summarized as follows (in millions):

Balance as of March 31, 2023	$867
Increases in unrecognized tax benefits related to prior year tax positions	14
Decreases in unrecognized tax benefits related to prior year tax positions	(173)
Increases in unrecognized tax benefits related to current year tax positions	97
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(2)
Changes in unrecognized tax benefits due to foreign currency translation	1
Balance as of March 31, 2024	804
Increases in unrecognized tax benefits related to prior year tax positions	18
Decreases in unrecognized tax benefits related to prior year tax positions	(214)
Increases in unrecognized tax benefits related to current year tax positions	94
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(12)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(2)
Balance as of March 31, 2025	688
Increases in unrecognized tax benefits related to prior year tax positions	41
Decreases in unrecognized tax benefits related to prior year tax positions	(22)
Increases in unrecognized tax benefits related to current year tax positions	63
Decreases in unrecognized tax benefits related to settlements with taxing authorities	(94)
Reductions in unrecognized tax benefits due to lapse of applicable statute of limitations	(5)
Changes in unrecognized tax benefits due to foreign currency translation	6
Balance as of March 31, 2026	$677
As of March 31, 2026, approximately $556 million of the unrecognized tax benefits would affect our effective tax rate, a portion of which would be impacted by a valuation allowance.
Interest and penalties related to estimated obligations for tax positions taken in our tax returns are recognized in income tax expense in our Consolidated Statements of Operations. The combined amount of accrued interest and penalties related to tax positions taken on our tax returns and included in non-current other liabilities was approximately $154 million as of March 31, 2026 and $127 million as of March 31, 2025.
We file income tax returns in the United States, including various state and local jurisdictions. As of March 31, 2026, our subsidiaries file tax returns in various foreign jurisdictions, including Canada, Germany, South Korea, Switzerland, and the United Kingdom. As of the period ended March 31, 2026, we remain subject to income tax examination in these jurisdictions, including the United States for fiscal years after 2017, Canada for fiscal years after 2015, Germany for fiscal years after 2019, South Korea for fiscal years after 2018, Switzerland for fiscal years after 2015, and the United Kingdom for fiscal years after 2021.
We are currently under income tax examination in various jurisdictions, including the United States for fiscal years 2018 through 2022.
The timing and potential resolution of income tax examinations is highly uncertain. While we continue to measure our uncertain tax positions, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued.
It is also reasonably possible that a material reduction of unrecognized tax benefits may occur within the next 12 months, impacting our effective tax rate. The actual amount could vary significantly depending on the ultimate timing and nature of any settlements and tax interpretations.

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
In February 2016, we issued $400 million aggregate principal amount of 4.80% Senior Notes due March 1, 2026 (the “2026 Notes”). Our proceeds were $395 million, net of discount of $1 million and issuance costs of $4 million. Both the discount and issuance costs are being amortized to interest expense over the term of the 2026 Notes using the effective interest rate method. The effective interest rate was 4.97%. Interest is payable semiannually in arrears, on March 1 and September 1 of each year. We redeemed all of the $400 million outstanding aggregate principal amount of the 2026 Notes during the fourth quarter of fiscal year 2026.
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of March 31, 2026	As of March 31, 2025
Senior Notes:
4.80% Senior Notes due 2026	$—	$400
1.85% Senior Notes due 2031	750	750
2.95% Senior Notes due 2051	750	750
Total principal amount	$1,500	$1,900
Unaccreted discount	(4)	(5)
Unamortized debt issuance costs	(11)	(11)
Net carrying value of Senior Notes	$1,485	$1,884

Fair value of Senior Notes (Level 2)	$1,292	$1,511
As of March 31, 2026, the remaining life of the 2031 Notes and 2051 Notes is approximately 4.9 years and 24.9 years, respectively.
The Senior Notes are senior unsecured obligations and rank equally with all our other existing and future unsubordinated obligations and any indebtedness that we may incur from time to time under our Credit Facility.
The 2031 Notes and 2051 Notes are redeemable at our option at any time prior to November 15, 2030 and August 15, 2050, respectively, subject to a make-whole premium. After such dates, we may redeem each such series of Notes, respectively, at a redemption price equal to 100% of the aggregate principal amount plus accrued and unpaid interest. In addition, upon the occurrence of a change of control repurchase event, the holders of each such series of Notes may require us to repurchase all or a portion of these Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. Each such series of Notes also include covenants that limit our ability to incur liens on assets and to enter into sale and leaseback transactions, subject to certain allowances.

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

The Credit Facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a debt to EBITDA ratio. As of March 31, 2026, we were in compliance with the debt to EBITDA ratio.
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
As of March 31, 2026, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for fiscal years 2026, 2025, and 2024 that is included in interest and other income (expense), net on our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2026	2025	2024
Amortization of debt issuance costs	$(2)	$(2)	$(2)
Coupon interest expense	(51)	(55)	(55)
Other interest expense	—	(1)	(1)
Total interest expense	$(53)	$(58)	$(58)

(12) LEASES
Our leases primarily consist of facility leases for our offices and development studios, data centers, and server equipment, with remaining lease terms of up to 11 years. Our lease terms may include options to extend or terminate the lease. When it is reasonably certain that we will exercise those options, we include them in our measurement of lease payments and lease terms. Substantially all of our leases are classified as operating leases.
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
The components of lease expenses for the fiscal years ended March 31, 2026, 2025, and 2024 are as follows (in millions):

	Year Ended March 31,
	2026	2025	2024
Operating lease costs	$69	$121	$80
Variable lease costs	31	32	31
Total lease expense	$100	$153	$111
During fiscal years 2026 and 2024, we did not record any material impairments of operating lease right-of-use assets or associated property, plant, and equipment. During fiscal year 2025, we recorded $52 million of impairments of operating lease right-of-use assets and associated property, plant, and equipment related to certain operating leases, which are included in operating lease costs presented in the table above.

During the fiscal years ended March 31, 2026, 2025, and 2024, we did not incur material costs associated with short-term leases with an initial term of 12 months or less.

Supplemental cash and noncash information related to our operating leases for the fiscal years ended March 31, 2026, 2025, and 2024 are as follows (in millions):

	Year Ended March 31,
	2026	2025	2024
Cash paid for amounts included in the measurement of lease liability	$81	$87	$74
ROU assets obtained in exchange for new lease obligations	$96	$97	$37
Weighted average remaining lease term and discount rate at March 31, 2026 and 2025 are as follows:

	At March 31, 2026	At March 31, 2025
Lease term	7.3 years	7.1 years
Discount rate	4.4%	4.0%
Operating lease ROU assets and liabilities recorded on our Consolidated Balance Sheets as of March 31, 2026 and 2025 are as follows (in millions):

	As of March 31,		Balance Sheet Classification
	2026	2025
Operating lease ROU assets	$283	$237	Other assets

Operating lease liabilities	$63	$67	Accounts payable, accrued, and other current liabilities
Noncurrent operating lease liabilities	306	267	Other liabilities
Total operating lease liabilities	$369	$334
Future minimum lease payments under operating leases as of March 31, 2026 were as follows (in millions):

Fiscal Years Ending March 31,
2027	$76
2028	71
2029	52
2030	37
2031	45
Thereafter	153
Total future lease payments	434
Less imputed interest	(65)
Total operating lease liabilities	$369
In addition to the amounts included in the table above, as of March 31, 2026, we have entered into two office leases that have not yet commenced with aggregate future lease payments of approximately $34 million. The leases are expected to commence in fiscal year 2027, and will have lease term ranging from 5 to 10 years.

(13) COMMITMENTS AND CONTINGENCIES
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
The following table summarizes our minimum contractual obligations as of March 31, 2026 (in millions):

		Fiscal Years Ending March 31,
	Total	2027	2028	2029	2030	2031	Thereafter
Unrecognized commitments
Developer/licensor commitments	$2,058	$340	$474	$430	$415	$361	$38
Marketing commitments	1,239	304	282	230	196	216	11
Senior Notes interest	618	32	36	36	36	36	442
Operating lease imputed interest	65	15	12	10	8	7	13
Operating leases not yet commenced	34	2	4	5	5	5	13
Other purchase obligations	376	101	121	97	39	14	4
Total unrecognized commitments	4,390	794	929	808	699	639	521

Recognized commitments
Senior Notes principal and interest	1,505	5	—	—	—	750	750
Operating leases	369	61	59	42	29	38	140
Total recognized commitments	1,874	66	59	42	29	788	890

Total Commitments	$6,264	$860	$988	$850	$728	$1,427	$1,411
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of March 31, 2026; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to the amounts included in the table above, in our Consolidated Balance Sheets as of March 31, 2026, we had a net liability for unrecognized tax benefits and related interest totaling $654 million. While it is reasonably possible that a material reduction of unrecognized tax benefits may occur within the next 12 months, the actual amount could vary significantly depending on the ultimate timing and nature of any settlements and tax interpretations.
Legal Proceedings
We are subject to claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our Consolidated Financial Statements.

(14) STOCK-BASED COMPENSATION, EMPLOYEE BENEFIT PLANS, AND STOCK REPURCHASE PROGRAM

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
There were an insignificant number of stock options granted during fiscal years 2026, 2025, and 2024.
The estimated assumptions used in the Black-Scholes valuation model to value our ESPP purchase rights were as follows:

	ESPP Purchase Rights
	Year Ended March 31,
	2026	2025	2024
Risk-free interest rate	4.1 - 4.2%	4.2 - 5.0%	5.0% - 5.5%
Expected volatility	27 - 28%	21 - 30%	19 - 24%
Weighted-average volatility	28%	28%	23%
Expected term	6 - 12 months	6 - 12 months	6 - 12 months
Expected dividends	0.4%	0.7%	0.8%
The assumptions used in the Monte-Carlo simulation model to value our market-based restricted stock units were as follows:

	Year Ended March 31,
	2026	2025	2024
Risk-free interest rate	3.9%	4.5%	4.4%
Expected volatility	24 - 43%	23 - 43%	25 - 59%
Weighted-average volatility	30%	31%	39%
Expected dividends	None	None	None

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
Approximately 6.9 million restricted stock units or options were available for grant under our 2019 Equity Plan as of March 31, 2026.
Stock Options
Options granted under the 2019 Equity Plan and the 2000 Equity Plan generally expire ten years from the date of grant. All outstanding options were fully vested and exercisable as of March 31, 2026.
The following table summarizes our stock option activity for the fiscal year ended March 31, 2026:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2025	6	$63.51
Granted	2	164.39
Exercised	(5)	98.74
Forfeited, cancelled or expired	—	—
Outstanding as of March 31, 2026	3	$57.19	2.00	$0.4
Vested	3	$57.19	2.00	$0.4
Exercisable as of March 31, 2026	3	$57.19	2.00	$0.4
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of March 31, 2026, which would have been received by the option holders had all the option holders exercised their options as of that date. The total intrinsic values of stock options exercised during fiscal years 2026, 2025, and 2024 were $0.3 million, $0.4 million, and $10 million, respectively. We issue new common stock from our authorized shares upon the exercise of stock options.
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

The following table summarizes our restricted stock units activity, excluding performance-based and market-based restricted stock unit activity which is discussed below, for the fiscal year ended March 31, 2026:

	Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2025	7,549	$133.90
Granted	3,864	154.23
Vested	(4,339)	133.74
Forfeited or cancelled	(633)	139.84
Outstanding as of March 31, 2026	6,441	$145.62
The grant date fair value of restricted stock units is based on the quoted market price of our common stock on the date of grant. The weighted-average grant date fair values of restricted stock units granted during fiscal years 2026, 2025, and 2024 were $154.23, $138.59, and $129.30, respectively. The fair values of restricted stock units that vested during fiscal years 2026, 2025, and 2024 were $738 million, $633 million, and $519 million, respectively.
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

The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the fiscal year ended March 31, 2026:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2025	1,004	$134.60
Granted	813	151.10
Vested	(266)	150.23
Forfeited or cancelled	(493)	138.10
Outstanding as of March 31, 2026	1,058	$141.72
The weighted-average grant date fair values of performance-based restricted stock units granted during fiscal years 2026, 2025, and 2024 were $151.10, $137.53, and $128.66 respectively. The fair values of performance-based restricted stock units that vested during fiscal years 2026, 2025, and 2024 were $40 million, $35 million, and $11 million respectively.

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
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the year ended March 31, 2026:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2025	637	$115.43
Granted	367	103.73
Vested	(34)	150.48
Forfeited or cancelled	(80)	176.70
Outstanding as of March 31, 2026	890	$103.80
The weighted-average grant date fair values of market-based restricted stock units granted during fiscal years 2026, 2025, and 2024 were $103.73, $80.91, and $152.92, respectively. The fair values of market-based restricted stock units that vested during fiscal years 2026, 2025, and 2024 were $5 million, $3 million, and $4 million, respectively.
ESPP
Pursuant to our ESPP, eligible employees were permitted to authorize payroll deductions of between 2 percent and 10 percent of their compensation to purchase shares of common stock at 85 percent of the lower of the market price of our common stock on the date of commencement of the applicable offering period or on the last day of each six-month purchase period.
The final purchase under the ESPP occurred during the fourth quarter of fiscal year 2026. In connection with the Merger, no offering period commenced following the February 2026 purchase.
The following table summarizes our ESPP activity for fiscal years ended March 31, 2026, 2025, and 2024:

	Shares Issued (in millions)	Exercise Prices for Purchase Rights	Weighted-Average Fair Values of Purchase Rights
Fiscal Year 2024	0.8	$94.96 - $102.58	$30.82
Fiscal Year 2025	0.7	$102.58 - $120.94	$34.07
Fiscal Year 2026	0.8	$109.10 - $143.79	$32.74
The fair values were estimated on the date of grant using the Black-Scholes valuation model. Shares issued under the ESPP were issued from the plan’s authorized share pool.

Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Consolidated Statements of Operations (in millions):

	Year Ended March 31,
	2026	2025	2024
Cost of revenue	$11	$14	$8
Research and development	467	457	418
Marketing and sales	57	56	52
General and administrative	121	115	106
Stock-based compensation expense	$656	$642	$584
During the fiscal years ended March 31, 2026, 2025, and 2024, we recognized $85 million, $85 million, and $79 million, respectively, of deferred income tax benefit related to our stock-based compensation expense.
As of March 31, 2026, our total unrecognized compensation cost related to stock options, restricted stock units, market-based restricted stock units, and performance-based restricted stock units was $722 million and is expected to be recognized over a weighted-average service period of 1.7 years. Of the $722 million of unrecognized compensation cost, $682 million relates to restricted stock units, $21 million relates to market-based restricted stock units, and $19 million relates to performance-based restricted stock units.
Deferred Compensation Plan
We have a Deferred Compensation Plan (“DCP”) for the benefit of a select group of management or highly compensated employees and directors, which is unfunded and intended to be a plan that is not qualified within the meaning of section 401(a) of the Internal Revenue Code. The DCP permits the deferral of the annual base salary and/or director cash compensation up to a maximum amount. The deferrals are held in a separate trust, which has been established by us to administer the DCP. The trust is a grantor trust and the specific terms of the trust agreement provide that the assets of the trust are available to satisfy the claims of general creditors in the event of our insolvency. The assets held by the trust are classified as trading securities and are held at fair value on our Consolidated Balance Sheets. The assets and liabilities of the DCP are presented in other assets and other liabilities on our Consolidated Balance Sheets, respectively, with changes in the fair value of the assets and in the deferred compensation liability recognized as compensation expense. The estimated fair value of the assets was $46 million and $36 million as of March 31, 2026 and 2025, respectively. As of March 31, 2026 and 2025, $46 million and $36 million were recorded, respectively, to recognize undistributed deferred compensation due to employees.
401(k) Plan, Registered Retirement Savings Plan and ITP Plan
We have a 401(k) plan covering substantially all of our U.S. employees, a Registered Retirement Savings Plan covering substantially all of our Canadian employees, and an ITP pension plan covering substantially all our Swedish employees. These plans may permit us to make discretionary contributions to employees’ accounts based on our financial performance. We contributed an aggregate of $47 million, $35 million, and $39 million to these plans in fiscal years 2026, 2025, and 2024, respectively.
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
The following table summarizes total shares repurchased during fiscal years 2026, 2025, and 2024:

	August 2022 Program		May 2024 Program		Total
(In millions)	Shares	Amount(a)	Shares	Amount(a)	Shares	Amount
Fiscal Year 2024	10.0	$1,300	—	$—	10.0	$1,300
Fiscal Year 2025	1.2	$152	16.4	2,348	17.6	$2,500
Fiscal Year 2026	—	$—	5.3	$750	5.3	$750
(a)Amount excludes excise taxes. Accrued excise taxes are included in accounts payable, accrued, and other current liabilities and additional paid-in capital on the Consolidated Balance Sheets.

(15) INTEREST AND OTHER INCOME (EXPENSE), NET
Interest and other income (expense), net, for the fiscal years ended March 31, 2026, 2025, and 2024 consisted of (in millions):

	Year Ended March 31,
	2026	2025	2024
Interest expense	$(53)	$(58)	$(58)
Interest income	70	125	126
Net gain (loss) on foreign currency transactions	13	(29)	(10)
Net gain (loss) on foreign currency forward contracts	(10)	45	12
Other income (expense), net	(2)	2	1
Interest and other income (expense), net	$18	$85	$71

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

	Year Ended March 31,
(In millions, except per share amounts)	2026	2025	2024
Net income	$887	$1,121	$1,273
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	250	262	270
Dilutive potential common shares related to stock award plans	3	2	2
Weighted-average common stock outstanding — diluted	253	264	272
Earnings per share:
Basic	$3.55	$4.28	$4.71
Diluted	$3.51	$4.25	$4.68
Certain restricted stock units, market-based restricted stock units and performance-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. For the fiscal years ended March 31, 2026, 2025 and 2024, one million such shares were excluded.

(17) SEGMENT AND REVENUE INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. As of March 31, 2026, we have one reportable segment, which represents our only operating segment. Our CODM makes decisions on resource allocation and assesses performance of the business based on our consolidated results, including net income.
The measure of segment assets are reported on the Consolidated Balance Sheets as total assets.

Information about our single reportable segment net revenue, net income, and significant segment expenses for the fiscal years ended March 31, 2026, 2025, and 2024 is presented below (in millions):

	Year Ended March 31,
	2026	2025	2024
Net revenue	$7,531	$7,463	$7,562
Less:
Cost of revenue (1)	1,536	1,489	1,626
Research and development (1)	2,361	2,112	2,002
Marketing and sales (1)	1,071	906	967
General and administrative (1)	614	625	583
Acquisition-related expenses (2)	131	107	218
Restructuring and related charges	—	62	64
Stock-based compensation	656	642	584
Interest and other (income) expenses, net	(18)	(85)	(71)
Provision for income taxes	293	484	316
Net income	$887	$1,121	$1,273
(1) Excludes amounts related to acquisition-related expenses, restructuring and related charges, and stock-based compensation, which are presented separately in the table above.
(2) Includes (i) amortization and impairment of intangibles, and (ii) fees and other direct expenses related to the Merger described in Note 1, which are recorded within General and administrative expenses in the Consolidated Statements of Operations.

Information about our total net revenue by timing of recognition for the fiscal years ended March 31, 2026, 2025, and 2024 is presented below (in millions):

	Year Ended March 31,
	2026	2025	2024
Net revenue by timing of recognition
Revenue recognized at a point in time	$2,473	$2,665	$2,563
Revenue recognized over time	5,058	4,798	4,999
Net revenue	$7,531	$7,463	$7,562
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

Information about our total net revenue by composition for the fiscal years ended March 31, 2026, 2025, and 2024 is presented below (in millions):

	Year Ended March 31,
	2026	2025	2024
Net revenue by composition
Full game downloads	$1,708	$1,478	$1,343
Packaged goods	440	524	672
Full game	2,148	2,002	2,015

Live services and other	5,383	5,461	5,547
Net revenue	$7,531	$7,463	$7,562
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
Information about our total net revenue by platform for the fiscal years ended March 31, 2026, 2025, and 2024 is presented below (in millions):

	Year Ended March 31,
	2026	2025	2024
Platform net revenue
Console	$4,694	$4,776	$4,632
PC and other	1,746	1,547	1,717
Mobile	1,091	1,140	1,213
Net revenue	$7,531	$7,463	$7,562
Information about our operations in North America and internationally for the fiscal years ended March 31, 2026, 2025, and 2024 is presented below (in millions):

	Year Ended March 31,
	2026	2025	2024
Net revenue from unaffiliated customers
North America	$3,034	$3,078	$3,001
International	4,497	4,385	4,561
Net revenue	$7,531	$7,463	$7,562

	As of March 31,
	2026	2025
Long-lived assets
North America	$463	$438
International	150	148
Total	$613	$586
We attribute net revenue from external customers to individual countries based on the location of the legal entity that sells the products and/or services. Note that revenue attributed to the legal entity that makes the sale is often not the country where the consumer resides. For example, revenue generated by our Swiss legal entity includes digital revenue from consumers who reside outside of Switzerland, including consumers who reside outside of Europe. Revenue generated by our Swiss legal entity during fiscal years 2026, 2025, and 2024 represents $4,407 million, $4,279 million and $4,374 million or 59 percent, 57 percent and 58 percent of our total net revenue, respectively. Revenue generated in the United States represents over 99 percent of our total North America net revenue. There were no other countries with net revenue greater than 10 percent.

In fiscal year 2026, our direct sales to Sony and Microsoft represented approximately 39 percent and 16 percent of total net revenue, respectively. In fiscal year 2025, our direct sales to Sony and Microsoft represented approximately 39 percent and 17 percent of total net revenue, respectively. In fiscal year 2024, our direct sales to Sony and Microsoft represented approximately 37 percent and 16 percent of total net revenue, respectively.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Electronic Arts Inc. and subsidiaries (the Company) as of March 28, 2026 and March 29, 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended March 28, 2026, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 28, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 28, 2026 and March 29, 2025, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended March 28, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
The Company reported net revenue of $7,531 million for the year-ended March 28, 2026 and deferred net revenue of $2,415 million as of March 28, 2026.
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
May 11, 2026

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting identified in connection with our evaluation that occurred during the fiscal quarter ended March 31, 2026 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B:     Other Information
Rule 10b5-1 Plans

During the three months ended March 31, 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 9C:     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10:     Directors, Executive Officers and Corporate Governance
The information required by Item 10, other than the information regarding executive officers, which is included in Part I, Item 1 of this report, is incorporated herein by reference to the information to be included in our 2026 Proxy under the headings “Proxy Highlights”, “Board of Directors and Corporate Governance,” “Insider Trading, Anti-Hedging and Anti-Pledging Policies” and, as applicable, “Delinquent Section 16(a) Reports.”
Item 11:     Executive Compensation
The information required by Item 11 is incorporated herein by reference to the information to be included in the 2026 Proxy under the headings “Director Compensation”, “Compensation Discussion & Analysis” and “Compensation Committee Interlocks and Insider Participation.”
Item 12:     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference to the information to be included in the 2026 Proxy under the headings “Executive Compensation Tables” and “Security Ownership of Certain Beneficial Owners and Management.”
Item 13:     Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to the information to be included in the 2026 Proxy under the headings “Director Independence”, “Related Persons Transaction Policy”, and, as applicable, “Related Person Transactions.”
Item 14:     Principal Accountant Fees and Services
The information required by Item 14 is incorporated herein by reference to the information to be included in Proposal 3 of the 2026 Proxy and under the heading “Audit Matters.”
PART IV
Item 15:     Exhibits and Financial Statements
(a)Documents filed as part of this report
1.   Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 34 of this report.
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
Item 16:     Form 10-K Summary
None.

ELECTRONIC ARTS INC.
2026 FORM 10-K ANNUAL REPORT
EXHIBIT INDEX

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date

2.01	Agreement and Plan of Merger, by and among Electronic Arts Inc., Oak-Eagle AcquireCo, Inc. and Oak-Eagle MergerCo, Inc., dated as of September 28, 2025	8-K	000-17948	9/29/2025

3.01	Amended and Restated Certificate of Incorporation	8-K	000-17948	8/13/2021

3.02	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	000-17948	8/15/2022

3.03	Amended and Restated Bylaws	8-K	000-17948	8/15/2022

4.01	Specimen Certificate of Registrant’s Common Stock	10-Q	000-17948	2/6/2018

4.02	Description of Securities	10-K	000-17948	5/22/2024

4.03	Indenture, dated as of February 24, 2016 by and between Electronic Arts Inc. and U.S. Bank National Association, as Trustee	8-K	000-17948	2/24/2016

4.05	Second Supplemental Indenture, dated as of February 11, 2021, between Electronic Arts Inc. and U.S. Bank National Association, as Trustee	8-K	000-17948	2/11/2021

10.01*	Form of Indemnity Agreement with Directors	10-K	000-17948	6/4/2004

10.02*	Electronic Arts Inc. Executive Bonus Plan	10-Q	000-17948	8/2/2024

10.03*	Electronic Arts Inc. Amended and Restated Change in Control Severance Plan	8-K	000-17948	8/15/2025

10.04*	Electronic Arts Inc. Deferred Compensation Plan	10-K	000-17948	5/22/2024

10.05*	EA Bonus Plan	8-K	000-17948	5/18/2018

10.06*	Form of Performance-Based Restricted Stock Unit Agreement	10-K	000-17948	5/24/2023

10.07*	Form of Performance-Based Restricted Stock Unit Agreement	8-K	000-17948	5/16/2024

10.08*	2000 Equity Incentive Plan, as amended, and related documents	8-K	000-17948	8/1/2016

10.09*	2000 Employee Stock Purchase Plan, as amended	10-Q	000-17948	2/8/2022

10.10*	Form of Restricted Stock Unit Agreement	10-K	000-17948	5/22/2024

10.11*	Form of Restricted Stock Unit Agreement For Non-Employee Directors	10-K	000-17948	5/24/2023

10.12*	Amended and Restated 2019 Equity Incentive Plan	8-K	000-17948	8/5/2024

10.13*	Electronic Arts Inc. Executive Officer Cash Severance Policy	8-K	000-17948	9/1/2022

10.14*	Offer Letter for Employment at Electronic Arts Inc. to Andrew Wilson, dated September 15, 2013	8-K	000-17948	9/17/2013

10.15*	Offer Letter for Employment at Electronic Arts Inc. to Stuart Canfield, dated June 19, 2023	8-K	000-17948	6/20/2023

10.16*	Offer Letter for Employment at Electronic Arts Inc. to Mala Singh, dated August 27, 2016	10-Q	000-17948	11/8/2016

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date
10.17**	Durango Publisher License Agreement, dated June 29, 2012, by and among Electronic Arts Inc., EA International (Studio & Publishing) Ltd., Microsoft Licensing, GP and Microsoft Corporation	10-K	000-17948	5/21/2014

10.18**	Xbox Console Publisher License Agreement, dated as of September 30, 2020, between Microsoft Corporation, Electronic Arts Inc. and EA Swiss Sàrl	10-Q	000-17948	11/10/2020

10.19**	Addendum to Xbox Console Publisher License Agreement, effective as of July 1, 2024, between Microsoft Corporation, Electronic Arts Inc. and EA Swiss Sàrl	10-Q	000-17948	8/2/2024

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
		10-Q	000-17948	11/10/2020

10.22	Credit Agreement, dated March 22, 2023, by and among Electronic Arts Inc., the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	000-17948	3/22/2023

10.23	Voting, Support and Rollover Agreement, by and among Electronic Arts Inc., Oak-Eagle AcquireCo, Inc. and the Public Investment Fund, dated as of September 28, 2025	8-K	000-17948	9/29/2025

10.24	Form of Voting and Support Agreement, by and between Electronic Arts Inc. and certain stockholders of Electronic Arts Inc., dated as of September 28, 2025	8-K	000-17948	9/29/2025

19.1	Electronic Arts Inc. Insider Trading Policy	10-K	000-17948	5/22/2024

21.1	Subsidiaries of the Registrant				X

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97	Electronic Arts Inc. Clawback Policy	10-K	000-17948	5/22/2024

101.INS†	Inline XBRL Instance Document				X

101.SCH†	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	File No.	Filing Date

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
**	Confidential portions of these documents have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC ARTS INC.
By:	/s/ Andrew Wilson
Andrew Wilson
Chief Executive Officer
Date: May 11, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the 11th of May, 2026.

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