Form 10-K/A
period 2026-03-31
ELECTRONIC ARTS INC.
filed 2026-07-28
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 000-17948

ELECTRONIC ARTS INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2838567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

209 Redwood Shores Parkway
Redwood City California	94065
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 628-1500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	EA	Nasdaq Global Select Market

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

As of July 25, 2026, there were 252,383,840 shares of the registrant’s common stock, $0.01 par value, outstanding.

Explanatory Note

As previously announced, on September 28, 2025, Electronic Arts Inc. (“Electronic Arts” or the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Oak-Eagle AcquireCo, Inc., a Delaware corporation (“Parent”), and Oak-Eagle MergerCo, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”) pursuant to which the Company is to be acquired by an investor consortium comprised of The Public Investment Fund (“PIF”), private investment funds affiliated with Silver Lake Group, L.L.C. (“Silver Lake”) and private investment funds affiliated with Affinity Partners (“Affinity,” and, together with PIF and Silver Lake, the “Consortium”). On the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

The Company is filing this Amendment No. 1 to Form 10-K/A (the “Amendment”), which amends the Annual Report on Form 10-K (the “Original Report”) of the Company for the year ended March 31, 2026, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2026. This Amendment is being filed to amend Part III to include information required by Items 10 through 14.

In addition, Item 15 of Part IV has been amended solely to include new certifications by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are filed with this Amendment as Exhibits 31.1 and 31.2 hereto. Additionally, we are not including the certification under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

ELECTRONIC ARTS INC.

2026 FORM 10-K/A ANNUAL REPORT

PART IV

Exhibit Index	44
Signatures	45

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements. We use words such as “anticipate”, “believe”, “expect”, “intend”, “estimate”, “plan”, “predict”, “seek”, “goal”, “will”, “may”, “likely”, “should”, “could”, “continue”, “potential” (and the negative of any of these terms), “future” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, projections of markets relevant to our business, the Merger, uncertain events and assumptions and other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements consist of, among other things, statements related to our business, operations and financial results, industry prospects, our future financial performance, and our business plans and objectives, and may include certain assumptions that underlie the forward-looking statements. These forward-looking statements are not guarantees of future performance and reflect management’s current expectations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that might cause or contribute to such differences include those discussed in Part I, Item 1A of our Annual Report for the fiscal year ended March 31, 2026 under the heading “Risk Factors” beginning on Page 8. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Executive Officers

Information regarding our executive officers is furnished in a separate item captioned “Information about our Executive Officers” included in Part I in the Original Report.

Board of Directors

The following is a brief overview of the business experience of each of our directors:

Kofi A. Bruce
Independent

Chief Financial Officer, General Mills, Inc.

Age: 56

Director since: 2021

Board Committees: Audit (Chair)

Other Public Company
Directorships: None

Public Company Directorships in Past 5 Years: None

Key Qualifications:

Mr. Bruce brings to the Board of Directors skills related to financial strategy, risk management and senior leadership from his experience as a current public company Chief Financial Officer. Prior to his appointment as Chief Financial Officer, Mr. Bruce had a 20-year career in finance leadership roles, including Treasury, Accounting and Controllership functions at public companies. In present and prior roles, he gained significant experience overseeing financial statement preparation, capital allocation strategies, and the relationship with internal and external audit functions. These experiences provide Mr. Bruce with critical skills and experiences central to his role as Chair of the Audit Committee. In addition, Mr. Bruce brings to the Board of Directors his skills and experience with operational strategies and risk management associated with consumer-facing businesses with global operations.

Background and Affiliations:

●

Chief Financial Officer, General Mills, Inc., a global manufacturer and marketer of branded consumer foods, 2020-present

●

Vice President, Finance and Corporate Controller, General Mills, Inc.

Education:

●

B.A. in International Relations, Stanford University

●

M.B.A., University of Michigan School of Business (Ross)

Rachel A. Gonzalez
Independent

Former General Counsel of GE Vernova Inc.

Age: 57

Director since: 2021

Board Committees: Nominating and Governance Compensation

Other Public Company
Directorships: None

Public Company Directorships in Past 5 Years: Sabre Corporation, Vacasa, Inc., Dana Incorporated

Key Qualifications:

Ms. Gonzalez’s significant operational, regulatory and management experience as General Counsel and Corporate Secretary at GE Vernova, Starbucks and Sabre, as well as during her time as a partner in the corporate group of Morgan, Lewis & Bockius, provides in-depth skills, experience and perspective with respect to public company corporate governance, risk management, compensation practices, people programs and sustainability, and investor engagement. In addition, Ms. Gonzalez’s experience at consumer-facing businesses with strong digital marketing and international operations provide valuable insight to the Board of Directors and management as they execute the Company’s growth strategies.

Background and Affiliations:

●

General Counsel of GE Vernova Inc., a global energy company, April 2023-May 2025

●

EVP, General Counsel and Corporate Secretary of Starbucks Corporation, a global coffeehouse chain

●

EVP, Chief Administrative Officer and Corporate Secretary of Sabre Corporation, a global travel technology company

Education:

●

B.S. degree in Comparative Literature, University of California, Berkeley

●

JD, Boalt Hall School of Law at the University of California, Berkeley

Jeffrey T. Huber
Independent

Founder & Managing Partner, Triatomic Capital

Age: 58

Director since: 2009

Board Committees: Audit

Other Public Company
Directorships: Upstart, Inc., Summit Therapeutics, Inc.

Public Company Directorships in Past 5 Years: Zapata Computing, Inc.

Key Qualifications:

Mr. Huber’s experience as the founding CEO and Vice Chairman of GRAIL, Inc., his experiences at Alphabet and eBay and his service on complementary boards bring extensive operational and senior leadership skills associated with the application of rapidly changing technology, including with respect to cybersecurity risk management and the implementation of artificial intelligence technologies. In addition, Mr. Huber’s experience at Alphabet and eBay provide relevant background and experience, including risk management experience, with respect to consumer online companies that deploy large-scale technological infrastructure. Mr. Huber’s experience in his current role as managing partner role at Triatomic Capital provides the Board with skills associated with capital allocation and the evaluation of investment opportunities.

Background and Affiliations:

●

Founder and Managing Partner of Triatomic Capital, an investment and advisory firm, January 2022–present.

●

Founding CEO and Vice Chairman of GRAIL, Inc., a life sciences company

●

Former Senior Vice President, Alphabet Inc

●

Former Vice President of Architecture and Systems Development, eBay

Education:

●

B.S. degree in Computer Engineering, University of Illinois

●

Master’s degree, Harvard University

Talbott Roche
Independent

President and Chief Executive Officer, Blackhawk Network Holdings, Inc.

Age: 60

Director since: 2016

Board Committees: Compensation (Chair)

Other Public Company
Directorships: None

Public Company Directorships in Past 5 Years: None

Key Qualifications:

Ms. Roche brings to the Board of Directors extensive operational and senior leadership experience, as well as significant experience in corporate governance, risk management, compensation program design, and investor engagement as the Chief Executive Officer of a global organization, including during Blackhawk Network Holdings’ time as a public company. In addition, Ms. Roche’s understanding and experience with digital commerce, marketing and consumer trends provide the Board of Directors with valuable perspective. Throughout Ms. Roche’s career, she has been deeply involved in human capital management and leadership development, which provides our Board with insight into executive succession planning, cultural oversight, and our people programs.

Background and Affiliations:

●

President (2010-present) and Chief Executive Officer (2016-present), Blackhawk Network Holdings, Inc., a leading prepaid payment network

●

Former Branding Consultant and Director, New Business Development, Landor Associates

●

Director, Blackhawk Network Holdings, Inc. (currently private)

Education:

●

B.A. in Economics, Stanford University

Richard A. Simonson
Independent

Managing Partner, Specie Mesa L.L.C.;
Former CFO, Sabre Corporation, Nokia Corporation and Rearden Commerce

Age: 67

Director since: 2006

Board Committees: Audit

Other Public Company
Directorships: Evercommerce, Inc.

Public Company Directorships in Past 5 Years: Couchbase, Inc.

Key Qualifications:

Mr. Simonson’s experience as a Chief Financial Officer at three public companies provides extensive skills related to financial strategy and capital allocation, risk management, financial statement preparation, and oversight of tax, treasury and other finance-related organizations. Mr. Simonson’s CFO experiences also provide the Board with insights related to the strategic and operational challenges of leading global companies. As an experienced director, and current Audit Committee Chair at two public companies, Mr. Simonson has extensive experience with corporate governance issues and trends, as well as significant experience overseeing internal and external audit functions. Mr. Simonson’s current role as managing partner role at Specie Mesa L.L.C. provides skills associated with capital allocation and the evaluation of investment opportunities.

Background and Affiliations:

●

Managing Partner, Specie Mesa L.L.C., an investment and advisory firm, 2018-present

●

Chief Financial Officer, Sabre Corporation, Nokia Corporation and Rearden Commerce

Education:

●

B.S. degree, Colorado School of Mines

●

M.B.A., Wharton School of Business, University of Pennsylvania

Luis A. Ubiñas (Lead Director)
Independent

Former President, Ford Foundation;
Former Senior Partner, McKinsey & Company

Age: 63

Director since: 2010

Board Committees: Nominating and Governance (Chair)

Other Public Company
Directorships: AT&T Inc., Tanger Inc.

Other trusteeships: Mercer Funds

Public Company Directorships in Past 5 Years: FirstMark Horizon Acquisition Corp. (SPAC)

Key Qualifications:

Mr. Ubiñas has extensive skills in business management, operations, governance, digital commerce, compensation program design and board functions from his work as an experienced board member, investor and advisor at companies across sectors. In addition, through his prior experience as a Senior Partner at McKinsey & Company, he has worked with technology, telecommunications and media companies in understanding the challenges and opportunities presented by digital distribution platforms and applications. Mr. Ubiñas’ experience as President of the Ford Foundation provides unique insight, strategic direction and oversight of our people programs and social impact efforts.

Background and Affiliations:

●

President, Ford Foundation

●

Senior Partner, McKinsey & Company

Education:

●

B.A. degree, Harvard College

●

M.B.A., Harvard Business School

Heidi J. Ueberroth
Independent

President, Globicon

Age: 61

Director since: 2017

Board Committees: Compensation

Other Public Company
Directorships: None

Public Company Directorships in Past 5 Years: Stillwater Growth Corp. (SPAC)

Key Qualifications:

Ms. Ueberroth has extensive operational and management experience in the sports, media and entertainment industries, including with respect to developing consumer products and services in international and emerging markets. During her 19-year career with the NBA, she oversaw the league’s international expansion and brings deep knowledge of television and digital media distribution, marketing and branding and strategic direction of a global company. Her active role as the co-chairman of the Pebble Beach Company and her past and present board service bring skills and experience with respect to consumer trends, the adoption of new technology, compensation program design, risk management, investor engagement, people programs and sustainability.

Background and Affiliations:

●

President, Globicon, a private investment and advisory firm focused on the media, sports, entertainment and hospitality industries, 2016–present

●

Co-Chair, Pebble Beach Company (private)

●

Former President, NBA International

●

Former President, Global Marketing Partnerships and International Business Operations, NBA

Education:

●

B.A. degree, Vanderbilt University

Andrew Wilson (Chair)

Chief Executive Officer, Electronic Arts Inc.

Age: 51

Director since: 2013

Board Committees: None

Other Public Company
Directorships: None

Public Company Directorships in Past 5 Years: Intel Corporation

Key Qualifications:

Mr. Wilson has served as the Company’s Board Chair since 2021, Chief Executive Officer since September 2013 and has been employed by EA in several roles since 2000. Mr. Wilson’s career at the Company provides the Board with extensive skills and experiences related to consumer trends, particularly within the gaming, sports and entertainment industries, the adoption of new technology, digital commerce, risk management and human capital management. A tenured executive with previous public company board service, Mr. Wilson has significant skills related to senior leadership, executive succession planning, investor engagement and corporate governance. Mr. Wilson has extensive experience and knowledge of the Company and the industry, and the Board believes it is crucial to have the perspective of the Company’s Chief Executive Officer represented on the Board of Directors to provide direct insight into the Company’s operations and strategic vision.

Background and Affiliations:

●

Chief Executive Officer, Electronic Arts Inc., 2013-present

●

Chair of the Board, World Surf League (private)

●

Board of Trustees, Paley Center for Media (non-profit)

Board of Directors Leadership Structure

The Board of Directors believes that Mr. Wilson serving as Chair and Mr. Ubiñas serving as Lead Independent Director is the appropriate leadership structure for the Company. A strong and empowered Lead Independent Director provides an essential mechanism for independent viewpoints and accountability.

Board Committees

The Board of Directors currently has a standing Audit Committee, Compensation Committee and Nominating and Governance Committee. All members of these committees are independent directors. Each of these standing committees operates under a written charter adopted by the Board of Directors. These charters are available in the Investor Relations section of our website at http://ir.ea.com.

Audit Committee

The Audit Committee is currently comprised of Kofi A. Bruce (Chair), Jeffrey T. Huber and Richard A. Simonson. As determined by the Board of Directors, each of the three current Audit Committee members meets the independence requirements and the financial literacy standards of the Nasdaq Stock Market Rules, as well as the independence requirements of the SEC. The Board of Directors has determined that each of Mr. Bruce and Mr. Simonson meets the criteria for an “audit committee financial expert” as set forth in applicable SEC rules. The Audit Committee has the authority to obtain advice and assistance from outside advisors without seeking approval from the Board of Directors and the Company will provide appropriate funding for payment of compensation to advisors engaged by the Audit Committee.

Responsibilities of the Audit Committee

●	Assists the Board of Directors in its oversight of the Company’s financial reporting and is directly responsible for the appointment, compensation and oversight of our independent auditors.

●	Establishes and maintains complaint procedures with respect to internal and external concerns regarding accounting or auditing matters.

●	Oversees tax and treasury policies and practices, as well as the Company’s internal audit function.

●	Receives quarterly updates from EA’s information security team and reviews the steps taken by management to monitor and control risks with respect to privacy and cybersecurity issues.

Nominating and Governance Committee

The Nominating and Governance Committee is currently comprised of Luis A Ubiñas (chair) and Rachel A. Gonzalez, each of whom the Board of Directors determined meets the independence requirements of the Nasdaq Stock Market Rules

Responsibilities of the Nominating and Governance Committee

●	Applies the criteria outlined in our Corporate Governance Guidelines to recommend nominees for director and committee memberships to the Board of Directors.

●	Reviews from time to time the appropriate skills, characteristics and experience required of the Board of Directors as a whole, as well as its individual members.

●	Reviews developments in corporate governance and recommends formal governance standards to the Board of Directors.

●	Oversees the CEO’s annual performance review.

●	Manages the process for emergency succession planning in the event the CEO is unable to fulfill the responsibilities of the role, and also periodically evaluates internal and external CEO candidates for succession planning purposes.

●	Oversees ESG programs, disclosures and engagement, including regarding human capital and sustainability.

Compensation Committee

The Compensation Committee is currently comprised of Talbott Roche (chair), Rachel A. Gonzalez and Heidi J. Ueberroth. As determined by the Board of Directors, each of the members of the Compensation Committee meets the independence requirements of the Nasdaq Stock Market Rules and the SEC rules. The Compensation Committee has the authority to engage the services of outside advisors after first conducting an independence assessment in accordance with applicable laws, regulations and exchange listing standards. During fiscal year 2026, the Compensation Committee continued to directly engage Semler Brossy Consulting Group, a national compensation consulting firm, to advise on executive compensation matters. Please refer to the section titled “The Process for Determining Our NEOs’ Compensation” in the “Compensation Discussion and Analysis” section of this Amendment, for additional information regarding the role of Semler Brossy in advising the Compensation Committee on our executive compensation program. The Compensation Committee has reviewed the independence of Semler Brossy and has determined that its engagement does not raise any conflicts of interest. The Compensation Committee may also delegate any of its authority and duties to subcommittees, individual committee members or management, as it deems appropriate in accordance with applicable laws, rules and regulations.

For further information about the role of our Compensation Committee and executive officers in recommending the amount or form of executive compensation, please see “The Process for Determining our NEOs’ Compensation” in the “Compensation Discussion and Analysis” section of this Amendment.

Responsibilities of the Compensation Committee

●	Sets the overall compensation strategy for the Company; oversees pay equity efforts.

●	Recommends the compensation of the CEO to the Board of Directors and determines the compensation of our other executive officers.

●	Oversees the Company’s bonus and equity incentive plans and other benefit plans.

●	Reviews and recommends to the Board of Directors compensation for non-employee directors and reviews and approves compensation for employees who qualify as a “Related Person” under our Related Person Transaction Policy.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2026, no member of the Compensation Committee was an employee or current or former officer of EA, nor did any member of the Compensation Committee have a relationship requiring disclosure by EA under Item 404 of Regulation S-K. No EA officer serves or has served since the beginning of fiscal year 2026 as a member of the board of directors or the compensation committee of a company at which a member of EA’s Board of Directors or Compensation Committee is an employee or officer.

Board’s Role and Responsibilities

Oversight of Strategy and Risk

In a rapidly evolving industry, our Board is an important resource for thoughtful and candid insights into strategic planning conversations, including product and service development, operational considerations, emerging industry trends, acquisitions, financial planning and organizational design. Our Board of Directors oversees our risk management processes and procedures, as well as material risks to our business. The Board of Directors exercises this oversight responsibility directly and through its committees. The oversight responsibility of the Board of Directors and its committees is informed by reports from our management team that provide visibility into our key areas of material risk. These include broad strategic, operational and financial discussions, as well as more focused discussions on specific topics. Material business risks, such as succession planning for our CEO and executive officers and risks relating to our strategy and business operations, including the implementation of generative AI, are reviewed by the full Board of Directors. The Board of Directors oversees the risks related to privacy and cybersecurity and receives periodic updates on these risks and mitigation strategies. The Audit Committee also receives quarterly updates from EA’s information security team that review the steps taken by management to monitor and mitigate these risks.

Each of the committees regularly reports to the full Board of Directors on matters relating to the specific areas of risk that each committee oversees.

Compensation Risk Assessment

As part of their risk oversight efforts, the Compensation Committee evaluates our compensation programs to determine whether the design and operation of our policies and practices could encourage executives or employees to take excessive or inappropriate risks that would be reasonably likely to have a material adverse effect on the Company and has concluded that they do not. In making that determination, the Compensation Committee considered the design, size and scope of our cash and equity incentive programs and program features that mitigate against potential risks, such as payout caps, clawbacks, the quality and mix of performance-based and “at risk” compensation, and, with regard to our equity incentive programs, the stock ownership requirements for our executives. The Compensation Committee has concluded that our compensation policies and practices strike an appropriate balance of risk and reward in relation to our overall business strategy, and do not create risks that are reasonably likely to have a material adverse effect on the Company. Item 11 below generally describes the compensation policies and practices applicable to our named executive officers.

Policies

Global Code of Conduct and Corporate Governance Guidelines

Our Global Code of Conduct applies to our directors, and all employees, including our principal executive officer, principal financial officer, principal accounting officer, and other senior financial officers, as well as Corporate Governance Guidelines. These documents, along with our organizational documents and committee charters, form the framework of our corporate governance. Our Global Code of Conduct, Corporate Governance Guidelines and committee charters are available in the Investor Relations section of our website at http://ir.ea.com. We post amendments to, or waivers from our Global Code of Conduct in the Investor Relations section of our website.

Insider Trading, Anti-Hedging and Anti-Pledging Policies

We maintain an insider trading policy governing the purchase, sale, and other dispositions of our securities by directors, officers, employees, the Company, and other covered persons. The insider trading policy is designed to promote compliance by our employees and directors with both federal and state insider trading laws, rules and regulations. In addition, our insider trading policy prohibits our directors, executive officers, employees, those living in their respective households, and family members whose transactions are influenced or controlled by such director, executive officer or employee from engaging in any hedging transaction with the Company’s securities, buying the Company’s securities on margin, or otherwise trading in any derivative of the Company’s securities (including put and/or call options, swaps, forwards or futures contracts, short sales or collars). Our directors and Section 16 officers also are prohibited from pledging our stock as collateral for any loan.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Based solely on a review of forms filed in the SEC’s EDGAR database and written representations from executive officers and directors, we believe that during the fiscal year ended March 31, 2026, all required reports were filed on a timely basis.

Item 11:	Executive Compensation

Compensation Discussion & Analysis

For fiscal year 2026, EA’s named executive officers (“NEOs”) were:

●	Andrew Wilson, Chief Executive Officer
●	Stuart Canfield, Chief Financial Officer
●	Laura Miele, President of EA Entertainment & Central Development
●	Mala Singh, Chief People Officer
●	Jake Schatz, EVP of Global Affairs & Chief Legal Officer

Compensation Philosophy and Objectives

As a global leader in digital interactive entertainment, we believe that the skills, expertise and experience of our employees, including our NEOs, are the critical factors that contribute to our overall performance and enhance stockholder value. To drive continued successful operational and financial performance, we must attract, motivate, reward and retain top executive talent. The Board of Directors and the Compensation Committee strive to make executive compensation decisions that follow a competitive pay-for-performance compensation philosophy that is in the long-term best interests of our stockholders. Accordingly, our executive compensation program is designed to:

●	Provide highly competitive compensation to attract and retain top executive talent;
●	Create direct alignment with our stockholders by providing equity ownership in the Company;
●	Align pay and performance by creating incentives tied to our business results;
●	Reward and motivate strong individual performance and leadership; and
●	Avoid undue compensation-related risk.

The Board of Directors and the Compensation Committee believe that executive compensation should be evaluated holistically. They consider a variety of factors to guide their compensation decision-making process for our NEOs. These include an evaluation of market trends and the competitive landscape for executive talent, which includes a review of the market practices of our peer group and other companies with which we compete for talent. By using such comparative market data, we are able to assess the appropriateness and reasonableness of compensation levels and mix in order to ensure that our program aligns pay with performance, fairly rewards our executives and provides adequate retention and incentive value. In addition, in determining executive compensation, the Board of Directors and Compensation Committee also consider corporate performance, internal compensation alignment and factors unique to each NEO, such as individual performance, scope and complexity of the role, experience and tenure.

Process for Determining Our NEOs’ Compensation

Our Compensation Committee, which consists solely of independent directors, is responsible for establishing and reviewing the overall compensation program for our NEOs, advised by their independent compensation consultant, Semler Brossy. The Compensation Committee establishes metrics and targets under our performance-based programs, as well as meets regularly throughout the year to review Company performance to date against these performance goals and to consider all other matters related to executive compensation. Semler Brossy typically attends all meetings to advise the Compensation Committee on executive compensation matters and any potential changes to our program. Semler Brossy provides no other services to the company, and the Compensation Committee has determined that Semler Brossy’s engagement did not raise any conflicts of interest. The Compensation Committee may also request input from our CEO or our Chief People Officer (CPO).

2025 Say-on-Pay Vote

At our 2025 Annual Meeting, our advisory say-on-pay proposal received the support of 90% of the votes cast. The Board of Directors and Compensation Committee believe that this favorable result affirms stockholder support for our executive compensation program and philosophy. The Compensation Committee considers this vote, among other factors, when deciding to implement any changes to our executive compensation program. With this favorable vote result, the Compensation Committee determined that the changes made to our executive compensation program in fiscal year 2025 are largely supported by our stockholders and accordingly did not make any significant changes to our fiscal year 2026 executive compensation program.

Compensation Peer Group

Each year, the Compensation Committee, with the independent compensation consultant’s advice and input, reviews and selects a group of peer companies to use as a reference to better understand the competitive market for executive talent in our industry. As part of this process, the Compensation Committee engages in a quantitative and qualitative assessment to identify companies that are similar to us, based on a combination of factors including: size; revenue and market capitalization; business fit; whether they are in relevant industry pillars or are companies with which we compete for executive talent; and other relevant factors, including the number of current peer companies that identify EA as a peer. Where some companies may not be similar in size to us based on quantitative factors, they still may be included in our peer group based on the qualitative factors described above.

For fiscal year 2026, the Compensation Committee approved a peer group of 16 companies based on the factors listed above, which remained unchanged from fiscal year 2025 (other than the removal of VMWare, Inc. following its acquisition by Broadcom Inc).

Gaming	Consumer-Oriented Technology / Software		Media / Entertainment
Take-Two Interactive Software, Inc.	Airbnb, Inc.	Expedia Group, Inc.	IAC Inc.
	Autodesk, Inc.	Intuit Inc.	Netflix, Inc.
	Block, Inc.	ServiceNow, Inc.	Sirius XM Holdings, Inc.
	Booking Holdings Inc.	Synopsys, Inc.	Snap Inc.
	eBay, Inc.	Workday, Inc.	Warner Bros. Discovery, Inc.

The Board of Directors and the Compensation Committee review peer group data when assessing the appropriateness and reasonableness of compensation levels and mix. The independent compensation consultant conducts a comprehensive analysis of our executive compensation program using publicly available compensation information on our peer group. The peer group data is used as a reference rather than as a strict guide for compensation decisions and retain flexibility in determining NEO compensation.

Overview of Fiscal Year 2026 Compensation Elements

The primary elements of the executive compensation program for our NEOs for fiscal year 2026 are set forth in the table below.

	Form	Timeframe	Performance Metrics	Key Purpose
Base Salary	Cash (Fixed)	N/A	N/A	Serves as a fixed cash component that is market competitive for the role to attract and retain high-performing executives.
Annual Bonus Program	Cash (Variable)	One-year	● Non-GAAP net revenue ● Non-GAAP diluted earnings per share (“EPS”) ● Strategic business and operating objectives ● Individual achievements	Designed to motivate achievement of challenging annual performance goals that are important to our long-term growth.
Long-Term Equity Incentive Awards	Performance-Based Restricted Stock Units (PRSUs)	Three-years*	● Net bookings ● Non-GAAP operating income ● Relative total stockholder return (“TSR”) ● Absolute TSR	Designed to be a meaningful incentive focused on advancing the multi-year objectives of our long-term growth strategy, rewarding performance that drives and creates long-term stockholder value and promotes retention.
	Time-Based Restricted Stock Units (RSUs)	35-month vesting schedule	N/A	Promotes stock price appreciation, executive retention and stock ownership.
* Net bookings and non-GAAP operating income measured annually; relative TSR and absolute TSR measured over three years. Awards are paid out at the end of the full three-year period.

Base Salary

The following factors are considered when determining NEO salaries: individual performance; the market for similar positions, including the pay practices for comparable positions at the companies in our peer group; level of responsibilities; complexity of role; experience; and internal compensation alignment. Base salaries remained unchanged from last year, except in the case of Mr. Canfield. Mr. Canfield’s salary for each of the past two years reflected his early years in the CFO role, with the expectation that it would be adjusted in line with peer group CFO data in subsequent years subject to performance assessments. Accordingly, Mr. Canfield’s fiscal year 2026 base salary was increased to be more in line with peer group practices.

	Base Salary for Fiscal Year 2026 ($)	% Increase from Fiscal Year 2025
Mr. Wilson	1,300,000	0%
Mr. Canfield	700,000	7.1%
Ms. Miele	825,000	0%
Ms. Singh	650,000	0%
Mr. Schatz	650,000	0%

Annual Performance Cash Bonus Awards

Payouts to our NEOs in the Executive Bonus Plan (under our Annual Bonus Program) are calculated as follows:

BASE SALARY	X	TARGET BONUS PERCENTAGE (% OF BASE SALARY)	X	COMPANY PERFORMANCE (COMPANY BONUS POOL FUNDING)		X	INDIVIDUAL PERFORMANCE MODIFIER (IPM)	=	NEO BONUS PAYOUT
				70-50% Company Financial Performance	30-50% Company Business Performance

Within the company performance component, each subcomponent is weighted as follows:

●	Mr. Wilson: 70% financial performance and 30% business performance;
●	Mr. Canfield and Ms. Miele: 60% financial performance and 40% business performance; and
●	Ms. Singh and Mr. Schatz: 50% financial performance and 50% business performance.

The Compensation Committee believes that this mixed funding formula is appropriate because it balances our annual financial performance with our execution against strategic and operating objectives, which are critical drivers of our long-term success. The corresponding timeline for our Executive Bonus Plan is set forth below.

1	Approve Target Bonus Percentages and Maximum Award Amounts

Each fiscal year, the Compensation Committee—or the Board of Directors, in the case of Mr. Wilson—sets the amount of the target annual bonus as a percentage of each NEO’s base salary (“target bonus”) and approved fiscal year 2026 target bonus opportunities as set forth below. Based on its annual compensation review in coordination with its independent compensation consultant, the Compensation Committee determined there would be no target bonus opportunity increases for our NEOs. Under our Executive Bonus Plan, bonuses for our NEOs are capped at two times the target bonus opportunity for each NEO. In addition, our CEO receives no bonus payout if our net income is less than 80% of our fiscal year 2026 financial plan.

	Bonus Eligible Salary for Fiscal Year 2026 ($)	Target Bonus Opportunity for Fiscal Year 2026	% Increase from Fiscal Year 2025
Mr. Wilson	1,300,000	250%	0%
Mr. Canfield	700,000	100%	0%
Ms. Miele	825,000	125%	0%
Ms. Singh	650,000	100%	0%
Mr. Schatz	650,000	100%	0%

2	Set Performance Goals & 3 Determine Company Bonus Pool Funding

Financial Performance

For the financial performance component of our fiscal year 2026 Company bonus pool funding, the Compensation Committee approved the following two equally weighted Company financial performance metrics and targets: non-GAAP net revenue of $7.850 billion and non-GAAP diluted earnings per share (inclusive of bonus expense) of $9.08, and subject to threshold levels of performance. The Compensation Committee believed that these two objective financial measures serve as clear goals for management to drive top-line growth and profitability with responsible cost management. Against those targets, actual performance for FY26 was as follows:

	Threshold	Target	Maximum	Actual Results
Non-GAAP Net Revenue (in billions)	$ 6.705	$ 7.850	$ 9.028	$ 8.026
Non-GAAP Diluted Earnings per Share (inclusive of bonus expense) (in billions)	$ 6.81	$ 9.08	$ 11.35	$ 8.88
Payout Percentage (as % of target)	50%	100%	200%	106.2%

The above non-GAAP measures adjust for certain items that may not be indicative of the Company’s core business, operating results, or future outlook. For more information regarding our use of non-GAAP financial measures for our compensation programs, please refer to the “Supplemental Information” section that follows below.

Business Performance

For the Company business performance component of our bonus pool funding, the Compensation Committee assesses performance against the Company’s business and strategic priorities and objectives that were previously established for the fiscal year and approved by our Board of Directors. We implemented an enterprise-level scorecard for the business and strategic performance objectives that drive funding of the Company bonus pool. For fiscal year 2026, the scorecard measures our performance against specific goals for several weighted key strategic objectives established for the fiscal year. The Compensation Committee reviews Company attainment against these goals and objectives periodically during the fiscal year. The specific objectives for fiscal year 2026 are discussed further below.

COMPANY BUSINESS PERFORMANCE

For fiscal year 2026, the Compensation Committee approved a funding percentage of 110% for the business performance component, based on its evaluation of our achievements against the pre-determined strategic and operating objectives highlighted below.

●	Building games and experiences that entertain massive online communities (weighted 30%) had the following franchise outcomes:

●	Battlefield - achieved meeting all milestones for a high-quality launch of Battlefield 6 with positive critical reviews and stable services and gameplay, with interim milestones related to future launches being met
●	EA SPORTS FC - achieved meeting specified retention goal, meeting audience growth targets for FC Mobile in specified geography, and meeting key product execution milestones
●	Apex - achieved delivering on project plan and executing on strategic steps
●	Skate - achieved delivering early access across multiple platforms and surpassing player goal
●	EA SPORTS American Football - surpassed specified purchase goal, though partially met on a specified milestone
●	The Sims – achieved as to launching UGC creator marketplace, though partially met on a specified milestone

●	Managing the company’s business resilience in an unpredictable external environment (20%) was achieved through the announcement of the take-private acquisition, which was approved by approximately 99.1% of EA stockholders who voted, the highly successful Battlefield launch, and proactive management of regulatory matters.
●	Harnessing the power of communities in, around, and beyond our games (15%) was achieved through the EA SPORTS app going live across key international markets and surpassing user goals, the development of specified long-term UGX strategies for major franchises and adopting specific enterprise-level UGX capabilities into certain franchise, and by expanding ad tech programmatic capabilities. Specified ad revenue more than doubled year over year.
●	Executing a bold GenAI strategy to power company efficiency, expansion/transformation (10%) was achieved on goals for transformation (by entering into key strategic AI partnerships, launching a GenAI investment framework and using AI to advance research), expansion (new opportunities for competitive play and new narratives), and efficiency (by establishing AI adoption targets and driving meaningful usage in priority areas).
●	Creating blockbuster interactive storytelling (10%) was achieved by meeting deadlines and milestones related to in-development games.
●	Attracting and retaining the best talent for our future (10%) were achieved with respect to surpassing the critical talent retention goal by 10 points and successfully rolling out our transition to a new work model for our offices, and nearly achieved on the employee survey score (missed by one point).
●	Progressing our sustainability efforts (5%) was achieved by maintaining carbon neutrality across North America and Europe and surpassing the supplier engagement goal by 8 points.

4	Conduct Individual Performance Assessments and Determine IPMs

Individual performance is a key factor in determining the amount of each NEO’s annual bonus. Each year, the Board of Directors for Mr. Wilson—and the Compensation Committee, in consultation with Mr. Wilson and Ms. Singh (our CPO), for all NEOs except Mr. Wilson—review and approve the individual performance objectives for the NEOs. Mr. Wilson’s individual performance objectives for fiscal year 2026 are based on non-GAAP financial objectives and strategic and operating objectives. For all other NEOs, the individual objectives are based on strategic and operating objectives tailored to the functions led by each NEO and aligned to the achievement of our overall fiscal year 2026 plan approved by the Board of Directors, as well as qualitative factors including leadership and talent development.

At the end of each fiscal year, the Board of Directors for Mr. Wilson—and the Compensation Committee, in consultation with Mr. Wilson and Ms. Singh—assess the individual performance of our NEOs and determine each NEO’s individual performance modifier, or IPM, at a percentage between 0% and 200% (subject to the overall cap of 2x target bonus for the annual cash bonus award). Individual assessments were based on each executive’s performance, considering his or her overall performance for the year; impact on our business and culture; demonstrated results; the executive’s strong leadership; and execution of key objectives. No single factor was determinative. For our CEO, the Board of Directors considers achievement of the financial and strategic objectives that were established for Mr. Wilson for the fiscal year, and takes a holistic approach to evaluating his performance without assigning a specific weighting to any one factor within each of these two categories.

Fiscal Year 2026 Performance Cash Bonus Awards

The Board of Directors for Mr. Wilson—and the Compensation Committee, in consultation with Mr. Wilson and Ms. Singh, for all other NEOs—approved actual performance cash bonus payouts for the NEOs for fiscal year 2026, as set forth below.

	Target Annual Bonus ($)	Executive Bonus Pool Funding Percentage	Individual Performance Modifier	Actual Bonus for Fiscal Year 2026 ($)
Mr. Wilson	3,250,000	107.3%	186%	6,500,000
Mr. Canfield	700,000	107.7%	188%	1,500,000
Ms. Miele	1,031,250	107.7%	108%	1,200,000
Ms. Singh	650,000	108.1%	128%	900,000
Mr. Schatz	650,000	108.1%	142%	1,000,000

Long-Term Equity Incentives—Fiscal Year 2026 Awards

Our NEOs are awarded PRSUs that are subject to a three-year cliff vesting date, with metrics that incentivize our NEOs to drive top-line and bottom-line growth. In addition, NEOs are awarded RSUs that vest over a 35-month time-based vesting period schedule, subject to continued service with the Company. The PRSU and RSU components are weighted as follows (before any aTSR (defined below) units are earned): Mr. Wilson, Mr. Canfield and Ms. Miele: 60% PRSUs and 40% RSUs; and Ms. Singh and Mr. Schatz: 50% PRSUs and 50% RSUs.

In May 2025, the Compensation Committee—and the Board of Directors for Mr. Wilson—approved fiscal year 2026 annual equity awards for our NEOs at the time based on the factors discussed further below, as follows:

Target Performance Based RSUs ($)
Mr. Wilson	15,000,000
Mr. Canfield	4,800,000
Ms. Miele	6,000,000
Ms. Singh	3,000,000
Mr. Schatz	3,000,000

Furthermore, an opportunity to earn additional units based on stretch absolute TSR (“aTSR”) achievement applies to these awards. For each respective NEO, the number of such units that may be earned for target absolute TSR performance is equal to 37.5% of the target units indicated above.

Time-Based RSUs ($)
Mr. Wilson	10,000,000
Mr. Canfield	3,200,000
Ms. Miele	4,000,000
Ms. Singh	3,000,000
Mr. Schatz	3,000,000

The above awards were consistent with the fiscal year 2025 awards and were approved by the Compensation Committee following a benchmarking analysis against peer group companies or broader industry data (if peer group data was not available for a position) conducted by Semler Brossy. Our equity compensation mix (performance-based versus time-based weighting) is intended to drive greater company performance in the form of variable at-risk pay to ensure alignment with stockholders. Furthermore, the three-year vesting periods of our equity awards promote long-term retention of a strong leadership team in an industry and geographic area that is highly competitive for executive talent.

Performance-Based Restricted Stock Units

Each tranche of the fiscal year 2026 PRSU awards (“2026 Awards”) is eligible to vest based on the achievement of the following measures during the three-year performance period covering fiscal years 2026 through 2028:

(1)	Net Bookings PRSUs (1/3): annual net bookings performance for each fiscal year during the three-year performance period, with targets established each fiscal year;
(2)	Non-GAAP Operating Income PRSUs (1/3): annual operating income performance for each fiscal year during the three-year performance period, with targets established each fiscal year; and
(3)	Relative TSR (“rTSR”) PRSUs (1/3): relative TSR performance compared to the S&P 500 Index over three-year performance period.

An opportunity to earn additional units on the underlying PRSU award based on absolute TSR achievement also applies. Payout requires meaningful absolute TSR performance over the entire three-year performance period and is designed to incentivize delivering significant upside growth, as described under the “Absolute TSR PRSUs” section further below. This absolute TSR metric is intended to apply in future years.

Net Bookings PRSUs and Non-GAAP Operating Income PRSUs

We use net bookings and non-GAAP operating income metrics in our PRSU program as they are key indicators of our top-line and bottom-line performance and balance growth and investment spending to deliver long-term results and generate stockholder return. These metrics measure the Company’s annual financial performance and provide a balance to the three-year relative and absolute TSR metrics. The metrics are subject to the following funding curves:

	Below Threshold	Threshold	Target	Maximum
Net Bookings (as a % of Financial Plan(1))	< 90%	≥ 90%	≥ 100%	≥ 110%
Non-GAAP Operating Income (as a % of Financial Plan(1))	< 88%	≥ 88%	≥ 100%	≥ 112%
Payout Percentage(2) (as a % of Target)	0%	50%	100%	200%
(1)	Financial Plan is the Company’s Board-approved financial plan for each relevant fiscal year.
(2)	The payout percentage is expressed as a % of target for each sub-tranche; the payout percentage for achievement between the percentages designated above will be interpolated on a straight-line basis.

Earned based on Fiscal Year 2026 Performance

	Threshold	Target	Maximum	Actual Results
Net Bookings (in billions)	$ 6.705	$ 7.850	$ 8.635	$ 8.026
Non-GAAP Operating Income (in billions)	$ 1.967	$ 2.550	$ 2.856	$ 2.444
Payout Percentage (as % of target)	50%	100%	200%	106.7%

The “Supplemental Information” section that follows below provides a reconciliation between our non-GAAP financial measures and our audited financial statements.

Relative TSR PRSUs

Payouts are subject to the following guardrails: No payout will be earned if our rTSR is below the 25th percentile, payouts are capped at target if our TSR is negative on an absolute basis, and any payouts are capped at 200% of target:

	Performance	Payout(1) (as % of Target PRSUs)
Below Threshold	< 25th percentile	0%
Threshold	25th percentile	30%
Target	55th percentile	100%
Maximum	90th percentile	200%

(1)	The payout percentage for performance between the 25th and 90th percentiles will be interpolated on a straight-line basis. If our TSR is negative on an absolute basis at the end of the three-year performance period, the number of Relative TSR PRSUs that can be earned is capped at 100% of target, regardless of whether the Company’s Relative TSR percentile is ranked at or above the 55th percentile at the end of the three-year performance period.

Prior PRSU Awards. The rTSR component of the 2026 Awards will be measured at the end of the three-year performance period covering fiscal years 2026 through 2028. The graphic below illustrates the Relative TSR PRSUs that were earned under the 2024 Awards, which vested in May 2026, and reflected in the applicable compensation tables herein.

	Measurement Period	Beginning Average Stock Price (90 Day Average)	Ending Average Stock Price (90 Day Average)	EA TSR	Relative TSR Percentile	Vest Date	% of Target rTSR PRSUs that vested in May 2026

FY 2024 Relative TSR PRSUs Granted June 2023	36-month period ending March 28, 2026	$117.51	$205.31	74.7%	67th	May 2026	134.3%

As described in last year’s Proxy Statement, the third tranche of our fiscal year 2023 PRSU awards vested in May 2025, and their related values are reflected in the applicable compensation tables included in this Amendment.

Absolute TSR PRSUs

The absolute TSR component of the PRSU program is structured as a modifier to the target PRSU award opportunity for each NEO and has the following features:

●	Units may be earned based on our absolute TSR performance over the three-year performance period covering fiscal years 2026 through 2028, and any units so earned will be eligible to vest on May 16, 2028.
●	No units under this metric will be earned if a meaningful threshold level of absolute TSR performance is not achieved. This means that no payouts would occur unless our three-year absolute TSR performance exceeds 25%.
●	The maximum number of units that may be earned is capped at 200% of the target number of Absolute TSR PRSUs granted, as shown in the table below.

	Absolute TSR Performance over fiscal years 2026 through 2028	Payout(1) (as % of Target Absolute TSR PRSUs)
Below Threshold	25%	0%
Target	50%	100%(2)
Maximum	75%	200%(3)

(1)	The payout percentage for performance between 25% and 75% will be interpolated on a straight-line basis.
(2)	37.5% of the target number of the standard program (i.e., Net Bookings, Non-GAAP Operating Income and Relative TSR) PRSUs granted.
(3)	75% of the target number of the standard program (i.e., Net Bookings, Non-GAAP Operating Income and Relative TSR) PRSUs granted.

Time-Based Restricted Stock Units

RSUs reward absolute long-term stock price appreciation, promote retention, facilitate stock ownership and align our NEOs’ interests with those of our stockholders. RSU awards granted to our NEOs as part of their fiscal year 2026 annual equity awards cliff vest as to one-third of the award eleven months following the grant date, with two-thirds of the award vesting in equal installments every six months thereafter until the award is fully vested. 40% of the total target value of the annual equity award for each of Mr. Wilson, Mr. Canfield and Ms. Miele was made in the form of RSUs, and 50% of the total target value of each of our other NEOs’ annual equity awards was made in the form of RSUs.

Benefits and Retirement Plans

We provide a wide array of employee benefit programs to our regular employees, including our NEOs, based upon their country of employment. In the United States, our employee benefit programs for eligible employees include medical, dental, prescription drug, vision care, disability insurance, life insurance, accidental death and dismemberment (“AD&D”) insurance, flexible spending accounts, business travel accident insurance, an educational reimbursement program, an adoption assistance program, an employee assistance program, an employee stock purchase plan, paid time off and relocation assistance.

We offer retirement plans to our employees based upon their country of employment. In the United States, our employees, including our NEOs, are eligible to participate in a tax-qualified 401(k) plan, with a Company discretionary matching contribution of up to 6% of eligible compensation. The amount of the total matching contribution is determined based on the Company’s fiscal year performance. We also maintain a nonqualified deferred compensation plan in which executive-level employees, including our NEOs and our directors, are eligible to participate. None of our NEOs participated in the deferred compensation plan during fiscal year 2026.

Perquisites and Other Personal Benefits

While our NEOs generally receive the same benefits that are available to our other regular employees, they also receive certain additional benefits, including access to financial planning services, a Company-paid physical examination program available to all company executives and greater maximum benefit levels for life insurance, AD&D and long-term disability coverage. We consider these benefits to be standard components of a competitive executive compensation package. Our executives with a ranking of vice president and above and certain worldwide studio organization employees are also eligible to participate in the EA Executive and Studio Leadership Digital Game Benefit program. Executives with a ranking of vice president and above also receive unlimited paid-time off days. Company reimbursed/provided air and ground transportation generally is limited to business travel. We also offer our NEOs the opportunity to receive cybersecurity services to protect their privacy, home networks and devices, where they may conduct EA business.

Mr. Wilson receives certain security services intended to promote the ability to perform his job duties by ensuring his personal safety and that of his family based on threat intelligence. The most recent independent security assessment conducted in June 2025 recommended that Mr. Wilson use private air travel for all personal travel, in addition to business travel. Accordingly, in fiscal year 2026, Mr. Wilson was permitted to use corporate aircraft for personal travel, subject to a 75-hour cap. Because these arrangements may be viewed as distinct from business expenses, the aggregate incremental cost of these services is reflected in the totals in the “All Other Compensation” column of the Fiscal Year 2026 Summary Compensation Table below. The Compensation Committee regularly reviews the nature and cost of this program in relation to Mr. Wilson’s security threat environment as informed by independent assessments conducted by external security firms.

Other Compensation Practices and Policies

Cash Severance Policy

We maintain the Executive Officer Cash Severance Policy, which restricts the Company from entering into any new employment agreement, severance agreement, or separation agreement with any executive officer—or establish any new severance plan or policy covering any executive officer—that provides for cash severance benefits exceeding 2.99 times the sum of the executive officer’s base salary plus target annual bonus opportunity, without stockholder ratification of such arrangement.

Change in Control Arrangements and Severance

Our executives with a ranking of senior vice president and above are eligible to participate in the Electronic Arts Inc. Amended and Restated Change in Control Severance Plan (the “CIC Plan”). The CIC Plan provides “double-trigger” severance benefits if participants incur a qualifying termination of employment in connection with a change in control. As part of the plan review, the Compensation Committee’s independent consultant undertook a market check of the severance benefits and noted that they were in line with the practices of our peer group. For more information on the CIC Plan, please refer to “Executive Compensation Tables—Potential Payments Upon Termination or Change in Control” below.

We also maintain a severance plan (the “Severance Plan”) that applies generally to our regular full-time U.S.-based employees. Under the Severance Plan, eligible employees (including our executive officers) whose employment is involuntarily terminated in connection with a reduction in force may receive a cash severance payment and premiums for continued health benefits, if such benefits are continued pursuant to COBRA. Any severance arrangements with our NEOs, whether paid pursuant to the Severance Plan or otherwise, require the prior approval of the Compensation Committee. In the event of a change in control of the Company, any cash severance payable under the Severance Plan may be reduced, in whole or in part, by any amount paid under the CIC Plan.

We do not maintain any other severance arrangements with our NEOs.

Stock Ownership Holding Requirements for Section 16 Officers

Section 16 officers must maintain stock ownership equal to the minimum ownership requirements in our stock ownership guidelines. Please see “Stock Ownership Information—Stock Ownership Requirements—Section 16 Officers” below for additional information on these requirements.

Compensation Recovery (Clawbacks)

We maintain a Clawback Policy in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules issued by the SEC and the Nasdaq Stock Market. The policy mandates the recovery of erroneously awarded incentive-based compensation if the Company is required to prepare an accounting restatement due to material noncompliance with financial reporting requirements. The policy applies to incentive compensation paid during the three completed fiscal years before the restatement and requires that the full amount of any erroneously awarded incentive compensation be recovered.

In addition, both of our time-based and performance-based equity award agreements provide that if an employee engages in fraud or other misconduct that contributes to an obligation to restate the Company’s financial statements, any unvested equity under the award must be forfeited and the Compensation Committee may recapture any equity award proceeds received by the employee within the 12-month period following the public issuance or filing of the financial statements required to be restated.

Risk Considerations

The Compensation Committee considers on an annual basis, in establishing and reviewing our compensation programs, whether the programs encourage unnecessary or excessive risk taking. The Compensation Committee has concluded that they do not and that any related risks are not reasonably likely to have a material adverse effect on the Company. See the section of this Amendment entitled “Board’s Role and Responsibilities–Oversight of Risk Issues—Compensation Risk Assessment” above for an additional discussion of risk considerations.

Impact of Tax Treatment

Section 162(m) of the Internal Revenue Code limits our ability to take tax deductions for compensation above $1 million paid to certain executive officers. However, the Compensation Committee retains discretion to structure our executive compensation program to be competitive and effective in order to promote the Company’s business goals and stockholder interests, despite such tax considerations.

Section 409A of the Internal Revenue Code imposes additional significant taxes and penalties on the individual if an executive officer, director, or other service provider is entitled to “deferred compensation” that does not comply with the requirements of Section 409A of the Internal Revenue Code. We have structured deferred compensation in a manner intended to comply with or be exempt from Section 409A of the Code and the regulations and other guidance promulgated thereunder. We do not provide any executive officer, including any NEO, with any excise tax “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G or 4999 of the Internal Revenue Code.

Compensation Committee Report on Executive Compensation

The following Compensation Committee Report on Executive Compensation shall not be deemed to be “soliciting material” or to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”) except to the extent that EA specifically incorporates it by reference into a filing.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion & Analysis. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion & Analysis be included in this Amendment.

COMPENSATION COMMITTEE MEMBERS

Talbott Roche (Chair)
Rachel Gonzalez
Heidi Ueberroth

Fiscal Year 2026 Summary Compensation Table

The following table shows information concerning the compensation earned by or awarded to our “Named Executive Officers” or “NEOs” for fiscal year 2026, and, where applicable, fiscal years 2025 and 2024.

Name and Principal Position for fiscal year 2026	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Andrew Wilson
Chief Executive Officer	2026	1,300,000	—	28,484,829	6,500,000	2,365,155	38,649,984
	2025	1,300,000	—	25,710,910	2,840,067	678,858	30,529,835
	2024	1,300,000	—	20,391,283	3,448,250	503,560	25,643,093
Stuart Canfield
Chief Financial Officer	2026	740,385	—	9,051,671	1,500,000	25,353	11,317,409
	2025	685,577	—	7,666,650	750,000	12,975	9,115,202
	2024	589,694	—	5,218,824	650,000	18,259	6,476,777
Laura Miele
President, EA Entertainment & Central Development	2026	825,000	—	11,675,377	1,200,000	13,180	13,713,557
	2025	825,000	—	10,941,743	800,000	13,164	12,579,907
	2024	820,385	—	10,056,580	1,200,000	18,152	12,095,117
Mala Singh
Chief People Officer	2026	650,000	—	6,772,570	900,000	35,887	8,358,457
	2025	648,077	—	6,292,132	700,000	24,690	7,664,899
	2024	637,231	—	5,511,786	800,000	17,702	6,966,719
Jacob Schatz
Chief Legal Officer	2026	650,000	—	6,772,570	1,000,000	35,809	8,458,379
	2025	648,077	—	6,292,132	700,000	28,448	7,668,657
	2024	637,231	—	5,511,786	750,000	17,607	6,916,624

(1)	Represents the aggregate grant date fair value of RSUs and PRSUs calculated according to the assumptions set forth in the “Fiscal Year 2026 Grants of Plan-Based Awards Table”. Grant date fair value is determined for financial statement reporting purposes in accordance with FASB ASC Topic 718 and the amounts shown may not reflect the actual value realized by the recipient. PRSU/PSU values are included in this column to the extent that the PRSUs/PSU have a grant date under FASB ASC Topic 718 in the fiscal year. For purposes of the PRSUs/PSUs, the grant date occurs when the applicable performance targets are set. For additional information on the PRSU/PSU values represented in this column, see footnote 3 to the “Fiscal Year 2026 Grants of Plan-Based Award Table.”

For RSUs, grant date fair value is calculated using the closing price of our common stock on the grant date.

For the portion of fiscal year 2026 PRSUs/PSUs that are earned based on the achievement of operating metrics (i.e., net bookings and non-GAAP operating income), the grant date fair value reported is based upon the closing price of our common stock and the assessed probability of achievement of the operating metrics, on the grant date. For the relative TSR portion measured over three years, the grant date fair value reported is based upon the probable outcome of such conditions using a Monte-Carlo simulation model. For the absolute TSR portion measured over three years, the grant date fair value reported is based upon the probable outcome of such conditions using a Monte-Carlo simulation model; while the absolute TSR portion is structured as a modifier to the target underlying PRSU award for each NEO, for accounting purposes, it is required to be included as a separate grant in this table. For additional information regarding the valuation methodology for RSUs and PRSUs, see Note 14, “Stock-Based Compensation, Employee Benefit Plans and Stock Repurchase Program,” to the Consolidated Financial Statements in our Annual Report. The PRSUs granted to our NEOs in fiscal year 2026 that vest based on our 3-year relative TSR performance or that may be earned based on our 3-year absolute TSR performance are referred to as “Market-Based Restricted Stock Units” in Note 14, “Stock-Based Compensation, Employee Benefit Plans and Stock Repurchase Program,” to the Consolidated Financial Statements in our Annual Report.

The actual vesting of the PRSUs/PSUs will be between 0% and 200% of the target number of PRSUs/PSUs granted. The grant date fair value of the PRSUs granted in fiscal year 2026, assuming the highest level of performance conditions will be achieved, is $36,969,458 for Mr. Wilson, $11,703,048 for Mr. Canfield, $15,350,312 for Ms. Miele, $7,544,959 for Ms. Singh, and $7,544,959 for Mr. Schatz. For additional information regarding the specific terms of the PRSUs granted to our NEOs in fiscal year 2026, see the “Fiscal year 2026 Grants of Plan-Based Awards Table” below.

(2)	Represents amounts awarded to each NEO under the Executive Bonus Plan. For additional information about the annual performance cash bonuses paid to our NEOs in fiscal year 2026 see “Annual Performance Cash Bonus Awards” in the “Compensation Discussion and Analysis” above.

(3)	Details about the amounts in the “All Other Compensation” column for fiscal year 2026 are set forth below. For additional information, see “Benefits and Retirement Plans” and “Perquisites and Other Personal Benefits” in the “Compensation Discussion and Analysis” above.

Name	Insurance Premiums ($)(a)	401(K) Matching Contributions ($)	Other ($)		Total ($)
Andrew Wilson	1,174	10,500	2,353,481	(b)	2,365,155
Stuart Canfield	1,174	0	24,179	(c)	25,353
Laura Miele	1,174	10,500	1,506	(d)	13,180
Mala Singh	1,174	10,500	24,213	(e)	35,887
Jacob Schatz	1,174	10,500	24,135	(f)	35,809

(a)	Includes premiums paid on behalf of each NEO under Company sponsored group life insurance, AD&D, and long-term disability programs.
(b)	Includes $1,078,291 in personal security benefits pursuant to a framework approved by the Board, based on threat intelligence informed by independent assessments conducted by external security firms. The most recent independent security assessment conducted in June 2025 recommended that Mr. Wilson use private air travel for all personal travel, in addition to business travel. Accordingly, in fiscal year 2026, Mr. Wilson was permitted to use corporate aircraft for personal travel subject to a 75-hour cap, and the aggregate incremental cost was $1,245,956 based on applicable hourly rates for the aircraft and any variable costs. Mr. Wilson recognized imputed taxable income as a result of such personal use and was not provided a tax gross-up by the Company. This figure also includes cybersecurity benefits, EA games and in-kind gifts valued at $16,588, and $12,646 in tax reimbursements with respect to these company items consistent with the policy applicable to all employees receiving in-kind gifts.
(c)	Represents cybersecurity benefits, financial planning benefit, EA games and in-kind gifts, and $1,469 in tax reimbursements with respect to the company items consistent with the policy applicable to all employees receiving in-kind gifts.
(d)	Represents tax reimbursements with respect to EA games and in-kind gifts consistent with the policy applicable to all employees receiving in-kind gifts.
(e)	Represents cybersecurity benefits, financial planning benefit, EA games and in-kind gifts, and $1,434 in tax reimbursements with respect to the company items consistent with the policy applicable to all employees receiving in-kind gifts.
(f)	Represents cybersecurity benefits, financial planning benefit, EA games and in-kind gifts, and $1,433 in tax reimbursements with respect to the company items consistent with the policy applicable to all employees receiving in-kind gifts.

Fiscal Year 2026 Grants of Plan-Based Awards Table

The following table shows information regarding non-equity incentive and equity incentive plan-based awards granted to our NEOs during fiscal year 2026.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units(4) (#)	Grant Date Fair Value of Stock and Option Awards ($)(5)

Name	Grant Date(1)	Approval Date(1)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Andrew Wilson
Annual Bonus Opportunity	—	—	3,250,000	6,500,000	—	—	—	—	—
FY26 PRSUs-rTSR	6/16/2025	5/12/2025	—	—	9,947	33,157	66,314	—	6,713,961
FY26 PRSUs-aTSR	6/16/2025	5/12/2025	—	—	0	37,227	74,454	—	1,575,447
FY26 PRSUs-OM*	6/16/2025	5/12/2025	—	—	5,509	22,038	44,076	—	3,329,942
FY25 PRSUs-OM	6/16/2025	5/12/2025	—	—	6,053	24,213	48,426	—	3,658,584
FY24 PRSUs-OM	6/16/2025	5/12/2025	—	—	5,306	21,224	42,448	—	3,206,946
RSUs	6/16/2025	5/12/2025	—	—	—	—	—	66,181	9,999,949
Stuart Canfield
Annual Bonus Opportunity	—	—	750,000	1,500,000	—	—	—	—	—
FY26 PRSUs - rTSR	6/16/2025	5/12/2025			3,183	10,611	21,222		2,148,621
FY26 PRSUs - aTSR	6/16/2025	5/12/2025	—	—	0	11,912	23,824	—	504,116
FY26 PRSUs - OM	6/16/2025	5/12/2025	—	—	1,763	7,052	14,104	—	1,065,557
FY25 PRSUs - OM	6/16/2025	5/12/2025	—	—	1,937	7,748	15,496	—	1,170,723
FY24 PSUs - OM	6/16/2025	5/12/2025	—	—	1,592	6,371	12,742		962,658
RSUs	6/16/2025	5/12/2025	—	—	—	—	—	21,178	3,199,996
Laura Miele
Annual Bonus Opportunity	—	—	1,031,250	2,062,500	—	—	—	—	—
FY26 PRSUs - rTSR	6/16/2025	5/12/2025			3,978	13,263	26,526		2,685,625
FY26 PRSUs - aTSR	6/16/2025	5/12/2025	—	—	0	14,890	29,780	—	630,145
FY26 PRSUs - OM	6/16/2025	5/12/2025	—	—	2,203	8,815	17,630	—	1,331,947
FY25 PRSUs - OM	6/16/2025	5/12/2025	—	—	2,421	9,685	19,370	—	1,463,404
FY24 PRSUs - OM	6/16/2025	5/12/2025	—	—	2,588	10,353	20,706		1,564,338
RSUs	6/16/2025	5/12/2025	—	—	—	—	—	26,472	3,999,919
Mala Singh
Annual Bonus Opportunity	—	—	650,000	1,300,000	—	—	—	—	—
FY26 PRSUs - rTSR	6/16/2025	5/12/2025			1,989	6,632	13,264		1,342,914
FY26 PRSUs - aTSR	6/16/2025	5/12/2025	—	—	0	7,445	14,890	—	315,072
FY26 PRSUs - OM	6/16/2025	5/12/2025	—	—	1, 101	4,407	8,814	—	665,898
FY25 PRSUs - OM	6/16/2025	5/12/2025	—	—	1,210	4,842	9,684		731,626
FY24 PRSUs - OM	6/16/2025	5/12/2025	—	—	1,186	4,746	9,492	—	717,121
RSUs	6/16/2025	5/12/2025	—	—	—	—	—	19,854	2,999,939
Jacob Schatz
Annual Bonus Opportunity	—	—	650,000	1,300,000	—	—	—	—	—
FY26 PRSUs - rTSR	6/16/2025	5/12/2025			1,989	6,632	13,264		1,342,914
FY26 PRSUs - aTSR	6/16/2025	5/12/2025	—	—	0	7,445	14,890	—	315,072
FY26 PRSUs - OM	6/16/2025	5/12/2025	—	—	1, 101	4,407	8,814	—	665,898
FY25 PRSUs - OM	6/16/2025	5/12/2025	—	—	1,210	4,842	9,684		731,626
FY24 PRSUs - OM	6/16/2025	5/12/2025	—	—	1,186	4,746	9,492	—	717,121
RSUs	6/16/2025	5/12/2025	—	—	—	—	—	19,854	2,999,939

*	OM refers to operating metrics, i.e., units that are earned based on annual net bookings and non-GAAP operating income performance.
(1)	In accordance with FASB ASC Topic 718, represents the date on which the grant date fair value was established. Each grant was approved by our Compensation Committee, or the Board of Directors for our CEO, on the corresponding Approval Date next to each Grant Date.
(2)	The amounts shown represent the target and maximum amount of cash bonus awards provided for under the Executive Bonus Plan for the NEOs. The target amounts are pre-established as a percentage of salary and the maximum amounts represent 2x the target amounts, the maximum amount that could be paid to the NEO under the Executive Bonus Plan. For more information regarding our NEOs’ bonus targets and the actual cash bonus earned by each NEO for fiscal year 2026, see the “Compensation Discussion and Analysis” above.

(3)	Represents the threshold, target, and maximum units for PRSUs/performance shares with a grant date established under FASB ASC Topic 718 in fiscal year 2026. Because the grant date under FASB ASC Topic 718 occurs when the performance targets are approved, the target number of PRSUs/performance shares is calculated based on that portion of an award for which performance targets were set in fiscal 2026 as follows:

Award and Performance Metric	Tranche	Portion of Total Award with Performance Targets Set in FY26
FY26 – aTSR	one tranche covering three years	modifier
FY26 - rTSR	one tranche covering three years	3/9ths
FY26 – OM	First	2/9ths
FY25 – OM	Second	2/9ths
FY24 – OM	Third	2/9ths

For the PRSUs/performance shares that are earned based on operating metrics, the threshold is calculated assuming threshold performance was achieved for one of the metrics only. For all PRSUs/performance shares, the maximum is calculated assuming maximum performance was met for all metrics.

For purposes of this table:

●	PRSUs-aTSR represent PRSUs that vest based on EA’s absolute TSR exceeding threshold performance measured over a three-year performance period; while the absolute TSR metric is structured as a modifier to the target underlying PRSU award for each NEO, for accounting purposes, it is required to be included as a separate grant in this table;
●	PRSUs-rTSR represent PRSUs that vest based on EA’s Relative TSR Percentile measured over a three-year performance period;
●	PRSUs-OM represent PRSUs/performance shares that are earned based on the attainment of annual operating metric targets during each year of a three-year performance period;
●	If any PRSUs become eligible to vest, they will cliff vest after the end of the applicable three-year performance period (May 16, 2028 for fiscal year 2026 PRSUs, May 16, 2027 for fiscal year 2025 PRSUs, and May 20, 2026 for fiscal year 2024 PRSUs).

Vesting of all performance awards is subject to the NEO’s continuous employment on the applicable vesting date.

For additional information regarding the specific terms of the PRSUs/performance shares granted in fiscal year 2026, see the “Compensation Discussion and Analysis” above.

(4)	Represents awards of RSUs. The RSUs granted to our NEOs vested as to 33% of the units on May 16, 2026; the remainder of the units will vest in approximately equal increments every six months thereafter until the award is fully vested on May 16, 2028, subject to the NEO’s continued employment through each applicable vesting date. For additional information regarding the specific terms of the RSUs granted to our NEOs in fiscal year 2026, see the “Compensation Discussion and Analysis” above.

(5)	Amounts determined pursuant to FASB ASC Topic 718. For grants of RSUs, represents the aggregate grant date fair value of RSUs calculated using the closing price of our common stock on the grant date. For grants of PRSUs that are earned based on the achievement of operating metrics, the grant date fair value reported is based upon the closing price of our common stock and the assessed probability of achievement of the operating metrics, on the grant date. For grants of PRSUs that are subject to market conditions related to total stockholder return (whether absolute or relative), the grant date fair value reported is based upon the probable outcome of such conditions using a Monte-Carlo simulation method. For a more detailed discussion of the valuation methodology and assumptions used to calculate grant date fair value, see Note 14 “Stock-Based Compensation, Employee Benefit Plans and Stock Repurchase Program,” to the Consolidated Financial Statements in our Annual Report. The Relative TSR PRSUs and Absolute TSR PRSUs granted to our NEOs in fiscal year 2026 are referred to as “Market-Based Restricted Stock Units” in Note 14 to the Consolidated Financial Statements in our Annual Report.

Outstanding Equity Awards at Fiscal Year 2026 Year-End Table

The following tables show information regarding outstanding stock options, RSUs, and PRSUs held by our NEOs as of the end of fiscal year 2026.

All outstanding equity awards were granted pursuant to our 2019 Equity Incentive Plan (the “2019 EIP”). The market value of the unvested RSUs and PRSUs is determined by multiplying the number of unvested units by $202.01, the per share closing price of the Company’s common stock on March 27, 2026, the last trading day of fiscal year 2026.

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Andrew Wilson	6/16/2025	—		—	37,227	(1)	7,520,226
	6/16/2025	—		—	33,157	(2)	6,698,046
	6/16/2025	23,514	(3)	4,750,063	—		—
	6/16/2025	66,181	(4)	13,369,224	—		—
	6/17/2024	—		—	40,900	(9)	8,262,209
	6/17/2024	—		—	36,428	(5)	7,358,820
	6/17/2024	43,171	(6)	8,720,974	—		—
	6/17/2024	36,355	(4)	7,344,074	—		—
	6/16/2023	42,881	(7)	8,662,391	—		—
	6/16/2023	58,448	(8)	11,807,080	—		—
	6/16/2023	10,622	(4)	2,145,750	—		—
Stuart Canfield	6/16/2025	—		—	11,912	(1)	2,406,343
	6/16/2025	—		—	10,611	(2)	2,143,528
	6/16/2025	7,524	(3)	1,519,923	—		—
	6/16/2025	21,178	(4)	4,278,168	—		—
	6/17/2024	—		—	13,088	(9)	2,643,907
	6/17/2024	—		—	11,657	(5)	2,354,831
	6/17/2024	13,814	(6)	2,790,566	—		—
	6/17/2024	11,634	(4)	2,350,184	—		—
	6/22/2023	12,871	(7)	2,600,071
	6/22/2023	17,543	(8)	3,543,861	—		—
	6/22/2023	3,188	(4)	644,008	—		—
Laura Miele	6/16/2025	—		—	14,890	(1)	3,007,929
	6/16/2025	—		—	13,263	(2)	2,679,259
	6/16/2025	9,405	(3)	1,899,904	—		—
	6/16/2025	26,472	(4)	5,347,609	—		—
	6/17/2024	—		—	16,360	(9)	3,304,884
	6/17/2024	—		—	14,572	(5)	2,943,690
	6/17/2024	17,266	(6)	3,487,905	—		—
	6/17/2024	14,542	(4)	2,937,629	—		—
	6/16/2023	20,918	(7)	4,225,645	—		—
	6/16/2023	28,509	(8)	5,759,103	—		—
	6/16/2023	5,181	(4)	1,046,614	—		—

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Mala Singh	6/16/2025	—		—	7,445	(1)	1,503,964
	6/16/2025	—		—	6,632	(2)	1,339,730
	6/16/2025	4,702	(3)	949,851	—		—
	6/16/2025	19,854	(4)	4,010,707	—		—
	6/17/2024	—		—	8,180	(9)	1,652,442
	6/17/2024	—		—	7,286	(5)	1,471,845
	6/17/2024	8,632	(6)	1,743,750	—		—
	6/17/2024	10,906	(4)	2,203,121	—		—
	6/16/2023	9,586	(7)	1,936,468	—		—
	6/16/2023	13,067	(8)	2,639,665	—		—
	6/16/2023	3,562	(4)	719,560	—		—
Jacob Schatz	6/16/2025	—		—	7,445	(1)	1,503,964
	6/16/2025	—		—	6,632	(2)	1,339,730
	6/16/2025	4,702	(3)	949,851	—		—
	6/16/2025	19,854	(4)	4,010,707	—		—
	6/17/2024	—		—	8,180	(9)	1,652,442
	6/17/2024	—		—	7,286	(5)	1,471,845
	6/17/2024	8,632	(6)	1,743,750	—		—
	6/17/2024	10,906	(4)	2,203,121	—		—
	6/16/2023	9,586	(7)	1,936,468	—		—
	6/16/2023	13,067	(8)	2,639,665	—		—
	6/16/2023	3,562	(4)	719,560	—		—
(1)	Represents the PRSUs, assuming target achievement, that vest based on our Absolute TSR performance over the three-year performance period covering fiscal years 2026 through 2028. The Absolute TSR metric is structured as a modifier to the target underlying PRSU award for each NEO (though for accounting purposes, it is required to be disclosed as a separate grant in the Fiscal Year 2026 Grants of Plan-Based Awards Table above and, accordingly, disclosed in this table as well). Any earned PRSUs are eligible to vest on May 16, 2028. For additional information regarding the specific terms of these PRSUs, see the discussion under the section titled “Long-Term Equity Incentives—Fiscal Year 2026 Awards—Performance-Based Restricted Stock Units” in the “Compensation Discussion and Analysis” above.
(2)	Represents the PRSUs, assuming target achievement, that vest based on our Relative TSR performance compared to the S&P 500 Index over the three-year performance period covering fiscal years 2026 through 2028. Any earned PRSUs are eligible to vest on May 16, 2028. For additional information regarding the specific terms of these PRSUs, see the discussion under the section titled “Long-Term Equity Incentives—Fiscal Year 2026 Awards—Performance-Based Restricted Stock Units” in the “Compensation Discussion and Analysis” above.
(3)	For the PRSUs that vest based on performance against annual operational metrics, the amount includes only PRSUs relating to the portion of the award for which the fiscal year 2026 performance targets were approved and reflects the number of PRSUs earned based on performance against the fiscal year 2026 goals. Any earned PRSUs are eligible to vest on May 16, 2028. The portion of the PRSUs that vest based on net bookings and non-GAAP operating income targets for fiscal years 2027 and 2028 are subject to disclosure in the compensation tables for the fiscal year in which the related performance targets are approved. For additional information regarding the specific terms of these PRSUs, see the discussion under the section titled “Long-Term Equity Incentives—Fiscal Year 2026 Awards—Performance-Based Restricted Stock Units” in the “Compensation Discussion and Analysis” above.
(4)	Represents an award of RSUs that vested or will vest as to 1/3 of the units one month prior to the first anniversary of the grant date, with 1/6th of the award vesting every six months thereafter until the award is fully vested.
(5)	Represents the PRSUs, assuming target achievement, that vest based on our Relative TSR performance compared to the S&P 500 Index over the three-year performance period covering fiscal years 2025 through 2027. Any earned PRSUs are eligible to vest on May 16, 2027.
(6)	For the PRSUs that vest based on performance against annual operational metrics, the amount includes only PRSUs relating to the portion of the award for which the fiscal year 2025 and fiscal year 2026 performance targets were approved and reflects the total number of PRSUs earned based on performance against fiscal year 2025 and fiscal year 2026 goals, respectively. Any earned PRSUs are eligible to vest on May 16, 2027. The portion of the PRSUs that vest based on net bookings and non-GAAP operating income targets for fiscal year 2027 are subject to disclosure in the compensation tables in next year’s Proxy Statement, if any. For additional information regarding the specific terms of these PRSUs, see the discussion under the section titled “Long-Term Equity Incentives—Prior PRSU Awards” in the “Compensation Discussion and Analysis” above.
(7)	Represents the PRSUs granted in June 2023 that were earned based on EA’s Relative Nasdaq-100 TSR Percentile for the 36-month measurement period ending March 28, 2026. The earned PRSUs vested on May 16, 2026. For additional information regarding the specific terms of the PRSUs granted to our NEOs, including the actual percentage attainment for the PRSUs that were earned at the end of fiscal year 2025 and vested in May 2026, see the discussion under the section titled “Long-Term Equity Incentives—Prior PRSU Awards” in the “Compensation Discussion and Analysis” above.
(8)	For the PRSUs that vest based on performance against annual operational metrics, the amount includes PRSUs relating to the portion of the award for which the fiscal year 2024, fiscal year 2025, and fiscal year 2026 performance targets were approved and reflects the total number of PRSUs earned based on performance against fiscal 2024, fiscal year 2025, and fiscal year 2026 goals, respectively. The earned PRSUs vested on May 20, 2026. For additional information regarding the specific terms of these PRSUs, see the discussion under the section titled “Long-Term Equity Incentives—Prior PRSU Awards” in the “Compensation Discussion and Analysis” above.
(9)	Represents the PRSUs, assuming target achievement, that vest based on our Absolute TSR performance over the three-year performance period covering fiscal years 2025 through 2027. The Absolute TSR metric is structured as a modifier to the target underlying PRSU award for each NEO (though for accounting purposes, it is required to be disclosed as a separate grant in the Fiscal Year 2026 Grants of Plan-Based Awards Table above and, accordingly, disclosed in this table as well). Any earned PRSUs are eligible to vest on May 16, 2027. For additional information regarding the specific terms of these PRSUs, see the discussion under the section titled “Long-Term Equity Incentives—Fiscal Year 2026 Awards—Performance-Based Restricted Stock Units” in the “Compensation Discussion and Analysis” above.

Fiscal Year 2026 Option Exercises and Stock Vested Table

The following table shows all RSUs and performance shares that vested and the value realized upon vesting, by our NEOs during fiscal year 2026.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(3)
Andrew Wilson	—	—	117,956	18,909,884
Stuart Canfield	—	—	20,860	3,512,991
Laura Miele	—	—	58,434	9,302,471
Mala Singh	—	—	32,816	5,304,521
Jacob Schatz	—	—	32,816	5,304,521
(1)	There was no stock option activity during fiscal year 2026.
(2)	Represents shares of EA common stock released upon vesting of RSUs and/or performance shares during fiscal year 2026.
(3)	The value realized upon vesting is calculated by multiplying the number of units vested by the closing price of EA common stock on the trading day prior to the vesting date.

Potential Payments Upon Termination or Change in Control

Termination of Employment

Our NEOs have not entered into employment agreements with the Company. In connection with a termination of employment, all outstanding equity awards held by our NEOs will be forfeited unless the applicable NEO’s employment is terminated for reasons due to death, disability, or in connection with a change in control of the Company.

Treatment of Equity Awards Upon Death or Disability

TIME-BASED RSUs. Our equity award agreements for all award recipients, including our NEOs, provide that any unvested RSUs will vest in full on the date of a participant’s death, as long as the participant has been employed by us for at least 12 months prior to the date of death. In addition, our award agreements for all award recipients provide that if a participant’s employment terminates due to disability, a pro-rata portion of the RSUs will vest, which calculation will be based on the number of RSUs scheduled to vest on the next anniversary of the grant date multiplied by the number of months worked during the 12 months preceding such anniversary date, divided by 12.

PERFORMANCE-BASED RSUs. The equity award agreements for our PRSUs provide that in the event of an NEO’s death, any unvested PRSUs as of the date of death will remain eligible to vest on the regularly scheduled vest dates for the applicable award, based on actual performance, as long as the NEO has been employed by us for at least 12 months prior to the date of death. The same treatment applies if an NEO terminates employment due to disability, except that the number of unvested PRSUs that remain eligible to vest on the regularly scheduled vest dates for the applicable award is determined on a pro-rata basis, based on the number of months worked by the NEO from the beginning of the performance period through the date of termination, divided by the number of months in the applicable measurement period.

Termination of Employment in Connection with a Change in Control

Electronic Arts Change in Control Severance Plan

Our NEOs participate in the Electronic Arts Inc. Amended and Restated Change in Control Severance Plan (the “CIC Plan”). The CIC Plan is a “double-trigger” plan, which provides Senior Vice Presidents and above with payments and benefits if their employment is terminated without “cause” or if they resign for “good reason” (each, as defined in the CIC Plan) during the three-month period preceding (if made in connection with the change in control) or 18-month period following a change in control of the Company (a “Qualifying Termination”). The CIC Plan payments and benefits include (i) a lump sum cash severance payment, consisting of 1.5 times (or 2 times for the CEO) the sum of annual base salary, as in effect immediately prior to the date of termination, and target annual cash bonus opportunity for the year of termination, (ii) a prorated annual bonus for the year of termination equal to the greater of target and actual performance, (iii) a payment equal to the applicable monthly COBRA premium for continued health benefits for 18 months (or 24 months for our CEO), and (iv) full vesting of all outstanding and unvested equity awards, with the vesting of any performance-based equity awards governed by the terms of the appliable equity award agreements, as described below. As a condition to our NEOs’ right to receive the payments and benefits provided under the CIC Plan, the NEO is required to execute a release of claims against the Company (unless the requirement is waived) that includes a non-defamation provision.

The CIC Plan does not provide for any additional payments or benefits (for example, tax gross-ups or reimbursements) in the event that the payments under the CIC Plan and other arrangements offered by the Company or its affiliates cause an executive officer to owe an excise tax under Sections 280G and 4999 of the Code (“Section 280G”). In contrast, the CIC Plan provides that if an executive officer would receive a greater net after-tax benefit by having his or her CIC Plan payments reduced to an amount that would avoid the imposition of the Section 280G excise tax, then his or her payment will be reduced accordingly.

Performance-Based RSUs

Pursuant to the terms of PRSU awards, if a change in control of the Company occurs prior to the expiration of the performance period and the NEO remains employed by the Company or the Company’s successor entity, the PRSUs may vest on their scheduled vesting date(s) following the change in control of the Company. The number of outstanding and unvested PRSUs that remain eligible to vest on the applicable vest dates (or vesting opportunities), which we refer to as “Eligible Units,” will be determined as of such change in control based on actual or target performance, as follows.

Net Bookings and Non-GAAP Operating Income PRSUs

■  If the change in control occurs during the first measurement period of the performance period, the number of Eligible Units will be based on target performance.

■  If the change in control occurs on or after completion of the first measurement period of the performance period, the number of Eligible Units will be equal to (a) actual performance for each completed measurement period and (b) the greater of the target and actual level of performance for each remaining measurement period.

Relative TSR PRSUs

■  If the change in control occurs during the first measurement period of the performance period, the number of Eligible Units will be based on target performance.

■  If the change in control occurs on or after completion of the first measurement period of the performance period, the number of Eligible Units will be based on actual performance through the last business day preceding the change in control.

Absolute TSR PRSUs	■ The number of Eligible Units will be based on actual performance through the last business day preceding the change in control.

If the employment of the NEO is terminated due to a Qualifying Termination, the Eligible Units will vest in full upon the date of such Qualifying Termination, subject to the timely execution of a severance agreement and release of claims against the Company. Any reduction of the recipient’s awards in respect of Section 280G would be applied in the same manner with respect to the PRSUs as under the CIC Plan.

Estimated Potential Payments Upon Termination

The following table sets forth an estimate of the potential payments and benefits under the terms of our equity award agreements and the CIC Plan that would be payable to our NEOs assuming they incurred a termination of employment due to death, disability or in connection with a change in control as described above, in each case, on March 28, 2026, the last day of fiscal year 2026. For purposes of the estimates below, we used the closing price of our common stock on March 27, 2026 (the last trading day of fiscal year 2026) of $202.01. The disclosures for Qualifying Termination below are based on the requirements of Item 402(j), which requires us to assume that a Qualifying Termination and a hypothetical change in control occurred on March 28, 2026 (rather than pursuant to the terms of the pending transaction under the Merger Agreement).

Name	Cash Severance ($)(1)	Pro Rata Bonus ($)(2)	RSUs ($)(3)	PRSUs ($)(3)	Other ($)(4)	Total ($)
Andrew Wilson
Termination due to Death	—	—	22,859,048		—
Termination due to Disability	—	—	8,295,541		—
Qualifying Termination	9,100,000	6,500,000	22,859,048	87,011,969	85,320	125,556,337
Stuart Canfield
Termination due to Death	—	—	7,272,360		—
Termination due to Disability	—	—	2,024,948		—
Qualifying Termination	2,250,000	1,500,000	7,272,360	27,436,998	21,312	38,480,670
Laura Miele
Termination due to Death	—	—	9,331,852		—
Termination due to Disability	—	—	3,490,733		—
Qualifying Termination	2,784,375	1,200,000	9,331,852	36,600,980	57,618	49,974,825
Mala Singh
Termination due to Death	—	—	6,933,387		—
Termination due to Disability	—	—	2,558,053		—
Qualifying Termination	1,950,000	900,000	6,933,387	17,884,147	57,618	27,725,153
Jake Schatz
Termination due to Death	—	—	6,933,387		—
Termination due to Disability	—	—	2,558,053		—
Qualifying Termination	1,950,000	1,000,000	6,933,387	17,884,147	63,990	27,831,525

(1)	Represents the sum of each NEO’s annual base salary as of March 28, 2026, and target cash bonus opportunity for fiscal year 2026, respectively, multiplied by 2 for Mr. Wilson and by 1.5 for our other NEOs.
(2)	CIC Plan pro rata bonus for the year of termination, which is equivalent to the full-year FY26 bonus amount calculated based on actual performance.
(3)	Termination due to Death: Represents the value of unvested RSUs that would accelerate and vest in full assuming a termination date of March 28, 2026. Accelerated vesting in the event of death is consistent with the treatment applicable to all employees with RSUs. Upon a termination due to death, PRSUs remain eligible to vest on their regularly scheduled vest dates, based on actual performance for the applicable metric at the end of the applicable measurement periods. For purposes of this table, no value is attributed to outstanding PRSUs which would have remained eligible to vest based on actual performance at the end of the applicable measurement periods because neither the level of performance that will be achieved nor the market price of our common stock at the time of vesting could be determined as of March 28, 2026.
Termination due to Disability: Represents the value of unvested RSUs that would accelerate on a pro-rata basis assuming a termination date March 28, 2026, based on the number of RSUs scheduled to vest on the next anniversary of the grant date multiplied by the number of months worked during the 12 months preceding such anniversary date, divided by 12. Upon a termination due to disability, PRSUs remain eligible to vest on their regularly scheduled vest dates on a pro-rata basis, based on actual performance at the end of the applicable measurement periods. For purposes of this table, no value is attributed to outstanding PRSUs which would have remained eligible to vest based on actual performance at the end of the applicable measurement periods because neither the level of performance that will be achieved nor the market price of our common stock at the time of vesting could be determined as of March 28, 2026.
Qualifying Termination: Represents the value of unvested RSUs and PRSUs that would become vested assuming a Qualifying Termination occurred on March 28, 2026, calculated based on the following with respect to PRSUs:

Award Month & Year	Net Bookings and Non-GAAP Operating Income PRSUs	Relative TSR PRSUs	Absolute TSR PRSUs
June 2025	■ actual performance for the first tranche ■ target performance for the second and third tranches	actual performance based on how relative TSR was tracking for each of these grants as of March 28, 2026	actual performance based on how absolute TSR was tracking for this grant as of March 28, 2026
June 2024	■ actual performance for first and second tranches ■ target performance for the third tranche
June 2023	■ actual performance for all three tranches	actual performance	N/A

(4)	Represents a payment equal to the estimated monthly COBRA premiums for 18 months (or 24 months for our CEO).

Fiscal Year 2026 Pay Ratio

For fiscal year 2026, the annual total compensation of our median employee was $126,612, and the annual total compensation of Mr. Wilson, was $38,649,984. The ratio of these amounts is 305 to 1.

This ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K under the Exchange Act.

To identify our median employee, we used a consistently applied compensation measure (“CACM”) for all employees on our worldwide payroll as of March 15, 2026, including full time, part-time, regular, and temporary employees. Because fiscal year 2025 was the final year in which we used the median employee previously identified for purposes of our CEO pay ratio disclosure, we identified a new employee for fiscal year 2026.

Our CACM consisted of the following elements of compensation, as obtained from our internal payroll and other systems:

■	base salary as of March 15, 2026 (annualized for permanent employees on leave of absence or not employed for the full year);

■	target annual bonus (non-equity incentive plan compensation) as a percentage of base salary as of March 15, 2026;

■	the grant date fair market value of equity awards granted to employees in fiscal year 2026; and

■	exchange rates were applied as of the determination date to convert all non-U.S. currencies into U.S. dollars.

For fiscal year 2026, we used target annual bonus opportunity as part of our CACM rather than discretionary bonuses (performance or other one-time payments) actually paid during the fiscal year. We believe target annual bonus provides a more consistent measure of annual compensation opportunity and reduces the impact of one-time or non-recurring payments in identifying the median employee.

Other than annualizing base salary, and the related target annual bonus opportunity, for permanent employees on leave of absence or not employed for the full year, we did not make any compensation adjustments, whether for cost of living or otherwise, in the identification process.

The median employee’s annual total compensation for fiscal year 2026 was calculated in USD and determined using the same methodology used to determine Mr. Wilson’s annual total compensation set forth in the “Fiscal Year 2026 Summary Compensation Table.”

SEC regulations permit companies to adopt a variety of methodologies, apply certain exclusions and to make reasonable estimates and assumptions that reflect their compensation practices and other factors unique to their workforce and business operations when calculating their pay ratio. Therefore, the pay ratio reported by other companies may not be comparable to the pay ratio reported above.

Pay Versus Performance Table

The following table provides information regarding the compensation paid to our principal executive officer (or PEO) and non-PEO NEOs for the fiscal years ended March 31, 2026, 2025, 2024, 2023 and 2022, and certain measures of Company performance for such periods. We are using non-GAAP net revenue as the Company Selected Measure.

					Value of Initial Fixed $100 Investment Based on:

Year	Summary Compensation Table Total for PEO(1) ($)	Compensation Actually Paid to PEO(2) ($)	Average Summary Compensation Table Total for Non-PEO NEOs(1) ($)	Average Compensation Actually Paid to Non-PEO NEOs(2) ($)	Total Shareholder Return(3) ($)	Peer Group Total Shareholder Return(4) ($)	Net Income (in millions) ($)	Non- GAAP Net Revenue (in millions)(5) ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
2026	38,649,984	77,231,168	10,461,984	21,958,467	155	137	887	8,026
2025	30,529,835	29,242,935	9,257,166	9,041,012	109	129	1,121	7,355
2024	25,643,093	24,758,368	6,883,584	8,222,584	100	121	1,273	7,430
2023	20,659,002	9,942,539	8,383,839	3,432,972	90	97	802	7,341
2022	19,858,539	9,862,702	9,279,183	5,423,948	94	107	789	7,515

(1)	The named executive officers for each applicable year are:

Year	PEO	Non-PEO NEOs
2026	Andrew Wilson	Laura Miele, Stuart Canfield, Mala Singh, Jake Schatz.
2025	Andrew Wilson	Laura Miele, Stuart Canfield, Mala Singh, Jake Schatz.
2024	Andrew Wilson	Laura Miele, Stuart Canfield, Mala Singh, Jake Schatz, Chris Suh.
2023	Andrew Wilson	Laura Miele, Chris Suh, Chris Bruzzo, Mala Singh, Kenneth Moss.
2022	Andrew Wilson	Laura Miele, Chris Suh, Kenneth Moss, Chris Bruzzo, Blake Jorgensen.

Year	Executives	Summary Compensation Table Total	Deduct Summary Compensation Table Stock Awards	Add Year-End Value of Unvested Equity Granted in Year	Add Change in Value of Unvested Awards Granted in Prior Years	Add Change in Value of Vested Equity Granted in Prior Years	Compensation Actually Paid
2026	PEO	$38,649,984	$28,484,829	$43,865,997	$20,333,651	$2,866,365	$77,231,168
	Non-PEO NEOs*	$10,461,984	$8,568,047	$13,082,630	$6,104,855	$877,045	$21,958,467

*	Presented on an averaged basis

(3)	The amounts reported in this column reflect the Company’s cumulative TSR as of March 31 of each year presented, assuming an initial fixed $100 investment on March 31, 2021.

(4)	The peer group used for relative TSR is the RDG Technology Composite Index which is the same peer group the Company uses for its Item 201(e) of Regulation S-K disclosure, assuming an initial fixed $100 investment on March 31, 2021.

(5)	We identified Non-GAAP Net Revenue as our Company-Selected Measure. Non-GAAP Net Revenue is calculated by adding total GAAP net revenue to the change in deferred net revenue for online-enabled games. Additional information regarding use of non-GAAP measures and reconciliations to the most direct comparable GAAP measures can be found in the “Supplemental Information” section that follows below.

Relationship between “Compensation Actually Paid” and TSR

Relationship between “Compensation Actually Paid” and Net Income

Relationship between “Compensation Actually Paid” and Non-GAAP Net Revenue

Most Important Performance Measures

The performance measures identified below represent the measures the Company considers the most important in its executive compensation program linking pay to performance for fiscal year 2026. The use of each measure is discussed in the Compensation Discussion and Analysis.

Most Important Performance Measures*
Non-GAAP Net Revenue
Non-GAAP Earnings Per Share
Non-GAAP Operating Income

*The “Supplemental Information” section that follows below provides a reconciliation between our non-GAAP financial measures and our audited financial statements.

Supplemental Information

The “Compensation Discussion and Analysis” and compensation disclosures above contain certain non-GAAP financial measures, which are used internally by our management and Board of Directors in our compensation programs. The table below reconciles these non-GAAP financial measures to the most directly comparable financial measures prepared in accordance with Generally Accepted Accounting Principles (“GAAP”).

Calculation of Non-GAAP Financial Measures for FY26 Results

(In Millions, Except Earnings Per Share)	Fiscal Year Ended March 31, 2026
GAAP net revenue	$7,531
Change in deferred net revenue (online-enabled games)	495
Non-GAAP net revenue	$8,026
GAAP gross profit	$5,947
Acquisition-related expenses	37
Change in deferred net revenue (online-enabled games)	495
Stock-based compensation	11
Non-GAAP gross profit	$6,490
GAAP operating expenses	$4,785
Acquisition-related expenses	(94)
Stock-based compensation	(645)
Non-GAAP operating expenses	$4,046
GAAP net income	$887
Acquisition-related expenses	131
Change in deferred net revenue (online-enabled games)	495
Stock-based compensation	656
Income tax rate adjustments	(175)
Non-GAAP net income	$1,994
GAAP diluted earnings per share	$3.51
Non-GAAP diluted earnings per share	$7.88
GAAP diluted shares	253
Non-GAAP diluted shares	253

Calculation of Non-GAAP Financial Measures for Company Bonus Funding and PRSU Attainment

(In Millions, Except Earnings Per Share)	Fiscal Year Ended March 31, 2026
GAAP net revenue	$7,531
Change in deferred net revenue (online-enabled games)	495
Non-GAAP net revenue	$8,026
GAAP gross profit	$5,947
Acquisition-related expenses	37
Change in deferred net revenue (online-enabled games)	495
Stock-based compensation	11
Non-GAAP gross profit	$6,490
GAAP operating expenses	$4,785
Acquisition-related expenses	(94)
Stock-based compensation	(645)
Non-GAAP operating expenses	$4,046
Non-GAAP operating income	$2,444
GAAP net income	$887
Acquisition-related expenses	131
Change in deferred net revenue (online-enabled games)	495
Stock-based compensation	656
Income tax rate adjustments	(175)
Bonus expense, net of tax	265
Non-GAAP net income	$2,259
GAAP diluted earnings per share	$3.51
Non-GAAP diluted earnings per share	$8.93
GAAP diluted shares	253
Non-GAAP diluted shares	253

About Non-GAAP Financial Measures

As a supplement to the Company’s financial measures presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), the Company presents certain non-GAAP measures of financial performance. These non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. In addition, these non-GAAP measures have limitations in that they do not reflect all of the items associated with the Company’s results of operations as determined in accordance with GAAP. These non-GAAP financial measures do not reflect a comprehensive system of accounting and differ from GAAP measures with the same names and may differ from non-GAAP financial measures with the same or similar names that are used by other companies. The Company’s target and actual non-GAAP financial measures are calculated with reference to adjustments to GAAP financial measures, which currently include change in deferred net revenue (online-enabled games) acquisition-related expenses, stock-based compensation, income tax rate adjustments, and Bonus expense as applicable in any given reporting period. The Company may consider whether other significant items that arise in the future should be excluded from our non-GAAP financial measures. Management believes that these non-GAAP financial measures provide investors with additional useful information to better understand and evaluate the Company’s operating results and future prospects because they exclude certain items that may not be indicative of the Company’s core business, operating results, or future outlook. When making compensation decisions for our executives, we utilize non-GAAP financial measures to evaluate the Company’s financial performance and the performance of our management team.

We believe it is appropriate to exclude these items for the following reasons:

Change in Deferred Net Revenue (Online-enabled Games)

The majority of our games, and related extra-content and services have online connectivity whereby a consumer may be able to download updates on a when-and-if-available basis (“future update rights”) for use with the offline core game content (“software license”). In addition, we may also offer a hosted connection for online playability (“online hosting”), that permits consumers to play against each other without a separate fee. Because the majority of our sales of our online-enabled games include future update rights and/or online hosting performance obligations, GAAP requires us to allocate a portion or all of the transaction price to these performance obligations which are recognized ratably over an estimated offering period. Our deferred net revenue balance is increased by the revenue being deferred for current sales and is reduced by the recognition of revenue from prior sales (this is referred to as the “change in the deferred revenue” balance). Our management excludes the impact of the net change in deferred net revenue related to online-enabled games in its non-GAAP financial measures for the reasons stated above and also to facilitate an understanding of our operations because all related costs of revenue are expensed as incurred.

Acquisition-Related Expenses

GAAP requires expenses to be recognized for various types of events associated with a business acquisition. These events include amortization of acquired intangible assets, post-closing adjustments associated with changes in the estimated amount of contingent consideration to be paid in an acquisition, and the impairment of accounting goodwill created as a result of an acquisition and/or acquired intangible assets when future events indicate there has been a decline in its value. Offsetting these expenses are certain cost exclusions related to impacts from current year acquisitions activity. When analyzing the operating performance of an acquisition in subsequent periods, our management excludes the GAAP impact of any adjustments to the fair value of these acquisition-related balances to its financial results.

Stock-Based Compensation

When evaluating the performance of its individual business units, the Company does not consider stock-based compensation charges. Likewise, the Company’s management teams exclude stock-based compensation expense from their short and long-term operating plans. In contrast, the Company’s management teams are held accountable for cash-based compensation and such amounts are included in their operating plans. Further, when considering the impact of equity award grants, we place a greater emphasis on overall stockholder dilution rather than the accounting charges associated with such grants.

Income Tax Rate Adjustments

The Company uses a fixed, long-term projected tax rate internally to evaluate its operating performance, to forecast, plan and analyze future periods, and to assess the performance of its management team. Accordingly, the Company applies the same tax rate to its non-GAAP financial results and generally does not include one-time tax benefits. During fiscal year 2026, the Company applied a tax rate of 19% to determine the non-GAAP income tax expense.

Bonus Expense

The Company determines the funding for its bonus pool under the EA Bonus Plan based in part on financial performance, which includes a non-GAAP diluted earnings per share component. The Company excludes bonus expense under the EA Bonus Plan, as well as 401(k) plan and Canadian retirement plan match attainment adjustments for our U.S. and Canadian employees, when establishing the non-GAAP diluted earnings per share target, and measuring performance against that target because its effect on non-GAAP earnings per share is not indicative of the Company’s financial performance.

Director Compensation

Our Compensation Committee is responsible for reviewing and recommending to our Board of Directors the compensation paid to our non-employee directors. Their review occurs at least once every two years, with the last review occurring in February 2025, in consultation with our independent compensation consultant Semler Brossy. Non-employee directors are paid a mix of cash and equity compensation consisting of (1) an annual board retainer, (2) committee, committee chair, and lead director fees, as applicable, and (3) an annual equity award, as described below.

Fees Earned in Cash

The table below reflects the annualized components of fees earned in cash for non-employee directors for fiscal year 2026. For more information regarding the specific compensation received by each non-employee director during fiscal year 2026, see the “Fiscal Year 2026 Director Compensation Table” table below.

Annual Board Retainer	Amount ($)
Annual Board Retainer	60,000

Committee Fees	Amount ($)
Service on the Audit Committee	15,000
Service on the Compensation Committee	12,500
Service on the Nominating and Governance Committee	10,000

Lead Director and Committee Chair Fees	Amount ($)
Lead Director	50,000
Chair of the Audit Committee	15,000
Chair of the Compensation Committee	12,500
Chair of the Nominating and Governance Committee	10,000

Under the terms of our equity incentive plan, non-employee directors may elect to receive all or part of their fees in the form of EA common stock. As an incentive for our non-employee directors to increase their stock ownership in EA, non-employee directors making such an election receive vested shares of common stock valued at 110% of the cash compensation they otherwise would have received. These shares are awarded via the grant and immediate exercise of a stock option having an exercise price equal to the fair market value of our common stock on the grant date, which is the first trading day of each quarter of the Board year. Ms. Gonzalez, Mr. Huber, Ms. Roche, Mr. Simonson, and Ms. Ueberroth received all or part of their fees in the form of our common stock during fiscal year 2026.

Equity Compensation

In fiscal year 2026, non-employee directors also received an annual equity award of restricted stock units (“RSUs”) with a grant date fair value of approximately $260,000. These RSUs were granted upon election or re-election to the Board of Directors at our 2025 annual meeting. RSUs vest in full on the first anniversary of the grant date (or, if earlier, the date of the next annual meeting of stockholders following the grant date), subject to the non-employee director’s continuous service as a member of the Board of Directors through such date. For any director who may have previously elected to defer settlement of RSUs, the receipt of shares underlying vested RSUs may be deferred until the fifth or tenth anniversary of the original vesting date or the date the director terminates service with the Company.

Other Benefits

Non-employee directors who are not receiving such benefits with any employer may purchase certain EA health, dental and vision insurance while serving as a director. Participating directors pay 100% of their own insurance premiums. In addition, we offer non-employee directors the opportunity to receive cybersecurity services to protect their privacy, home networks and personal devices, where they may conduct EA business. The Company is charged an annual fee per participating director, which was less than $4,000 per person in fiscal year 2026.

Fiscal Year 2026 Director Compensation Table

The following table shows compensation information for each of our non-employee directors during fiscal year 2026. Mr. Wilson, our CEO, does not receive any compensation for his service on our Board of Directors.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Total ($)
Kofi A. Bruce	90,000	259,923	—	349,923
Rachel Gonzalez	82,500	259,923	2,011	344,434
Jeffrey T. Huber	75,000	259,923	7,538	342,461
Talbott Roche	85,000	259,923	8,364	353,287
Richard A. Simonson	75,000	259,923	1,854	336,777
Luis A. Ubiñas	130,000	259,923	—	389,923
Heidi Ueberroth	72,500	259,923	1,754	334,177

(1)	As discussed above, non-employee directors may elect to receive all or part of their fees in the form of EA common stock. See footnote 3 for additional information regarding the number of shares received in lieu of cash compensation by those non-employee directors who made such an election.

(2)	Represents the aggregate grant date fair value of the annual RSU award granted to the non-employee directors and is calculated based on a closing price of $179.01 per share for our common stock on the August 14, 2025 grant date. Grant date fair value is determined for financial statement reporting purposes in accordance with FASB ASC Topic 718. For additional information regarding the valuation methodology for RSUs, see Note15 “Stock-Based Compensation, Employee Benefit Plans and Stock Repurchase Program,” to the Consolidated Financial Statements in our Annual Report. As of March 28, 2026 (the last day of fiscal year 2026), each of our current non-employee directors held 1,452 unvested RSUs.

(3)	Non-employee directors may elect to receive all or part of their fees in the form of EA common stock, and directors making such an election receive common stock valued at 110% of the cash compensation they would have otherwise received. These shares are awarded via the grant and immediate exercise of a stock option having an exercise price equal to the fair market value of our common stock on the grant date. The values in this column represent the premium received for shares in lieu of compensation. These grants are made on a quarterly basis on a predetermined date aligned with the month in which the Board generally holds regular quarterly meetings.

The table below sets forth information on the shares received upon immediate exercise of the option(s) granted to directors who elected to receive all or part of their fees in the form of EA common stock during fiscal year 2026.

Name	Grant Date	Exercise Price ($)	Shares Subject to Immediately Exercised Stock Option Grants	Grant Date Fair Value ($)
Rachel Gonzalez	5/1/2025	145.10	156	22,636
				22,636
Jeffrey T. Huber	5/1/2025	145.10	142	20,604
	8/1/2025	157.08	131	20,577
	11/3/2025	199.89	103	20,589
	2/2/2026	203.60	102	20,767
				82,537
Talbott Roche	5/1/2025	145.10	161	23,361
	8/1/2025	157.08	149	23,405
	11/3/2025	199.89	117	23,387
	2/2/2026	203.60	114	23,210
				93,363
Richard A. Simonson	5/1/2025	145.10	142	20,604
				20,604
Heidi Ueberroth	5/1/2025	145.10	137	19,879
				19,879

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of July 21, 2026, the number of shares of our common stock owned by our directors, NEOs, our current directors and executive officers as a group, and beneficial owners known to us holding more than 5% of our common stock. From time to time we engage in ordinary course business transactions with other companies in which one or more of our greater-than-5% beneficial owners may have an investment. As of July 21, 2026, there were 252,383,840 shares of our common stock outstanding. Except as otherwise indicated, the address for each of our directors and executive officers is c/o Electronic Arts Inc., 209 Redwood Shores Parkway, Redwood City, CA 94065.

Stockholder Name	Shares Owned(1)	Right to Acquire(2)	Percent of Outstanding Shares(3)
The Public Investment Fund(4)	24,807,932	—	9.83%
Blackrock, Inc.(5)	22,383,518	—	8.87%
Vanguard Capital Management(6)	17,782,556	—	7.05%
State Street Corporation(7)	14,151,492	—	5.61%
Pentwater Capital Management LP(8)	12,807,500	—	5.08%
Andrew Wilson(9)	158,064	—	*
Stuart Canfield	27,598	—	*
Laura Miele	71,013	—	*
Mala Singh(10)	44,290	—	*
Jacob Schatz	42,287	—	*
Kofi A. Bruce	7,746	1,452	*
Rachel A. Gonzalez	7,854	1,452	*
Jeffrey T. Huber(11)	2,184	1,452	*
Talbott Roche	27,337	1,452	*
Richard A. Simonson	79,681	10,617	*
Luis A. Ubiñas	—	51,986	*
Heidi J. Ueberroth	12,848	7,821	*
All current executive officers and directors as a group (13) persons(12)	489,641	76,232	0.22%

*	Less than 1%
(1)	Unless otherwise indicated in the footnotes, includes shares of common stock for which the named person has sole or shared voting and investment power. This column excludes shares of common stock that may be acquired through stock option exercises, which are included in the column “Right to Acquire.”
(2)	Includes (a) shares of common stock that may be acquired through stock option exercises and releases of RSUs within 60 days of July 21, 2026, (b) in the case of Mr. Simonson, reflects 9,165 RSUs that have vested but have been deferred, (c) in the case of Mr. Ubiñas, reflects 50,534 RSUs that have vested but have been deferred and (d) in the case of Ms. Ueberroth, reflects 6,369 RSUs that have vested but have been deferred.
(3)	Calculated based on the total number of shares owned plus the number of shares that may be acquired through stock option exercises and the release of vested RSUs within 60 days of July 21, 2026.
(4)	As of September 25, 2025, based on information contained in a report on Schedule 13D filed with the SEC on September 29, 2025, by The Public Investment Fund, reporting sole voting and dispositive power over 24,807,932 shares of common stock, and shared voting and dispositive power over no shares. The address for The Public Investment Fund is The Public Investment Fund Tower, King Abdullah Financial District (KAFD), Al Aqiq District, Riyadh, Kingdom of Saudi Arabia.
(5)	As of March 31, 2025 based on information contained in a report on Schedule 13G/A filed with the SEC on April 17, 2025 by Blackrock, Inc., reporting sole voting power over 20,489,682 shares of common stock, sole dispositive power over 22,383,518 shares of common stock, and shared voting and dispositive power over no shares. The address for BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001.
(6)	As of March 31, 2026, based on information contained in a report on Schedule 13G/A filed with the SEC on April 29, 2026 by Vanguard Capital Management, reporting sole dispositive power over 17,782,556 shares of common stock, sole voting power over 2,303,752 shares of common stock and shared voting and dispositive power over no shares of common stock. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.
(7)	As of March 31, 2026, based on information contained in a report on Schedule 13G/A filed with the SEC on May 12, 2026 by State Street Corporation, reporting shared voting power over 10,147,692 shares of common stock, shared dispositive power over 14,143,686 shares of common stock, and sole voting and dispositive power over no shares of common stock. The address for State Street Corporation is 1 Congress Street, Suite 1, Boston, A 02114-2016.
(8)	As of March 31, 2026, based on information contained in a report on Schedule 13G/A filed with the SEC on May 15, 2026 by Pentwater Capital Management LP, reporting shared voting power over 12,807,500 shares of common stock, shared dispositive power over 12,807,500 shares of common stock, and sole voting and dispositive power over no shares of common stock. The address for Pentwater Capital Management LP is 1001 10th Avenue South, Suite 216, Naples, FL 34102.
(9)	Includes 75,974 shares of common stock held by Mr. Wilson’s family trust and 82,090 shares of common stock held in trust for the benefit of Mr. Wilson’s descendants. Mr. Wilson has investment control over, and pecuniary interest in, shares held in his family trust. Mr. Wilson has investment control over shares held in trusts for his descendants.
(10)	Includes 25,160 shares of common stock held by Ms. Singh’s family trust. Ms. Singh has investment control over, and pecuniary interest in, shares held in her family trust.
(11)	Includes 2,184 shares of common stock held by a trust over which Mr. Huber maintains investment control and pecuniary interest.
(12)	Includes all executive officers and directors of EA as of the date of this filing.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

Director Independence

Our Board of Directors has determined that each of our non-employee directors qualifies as an “independent director” as that term is used in the Nasdaq Stock Market Rules and that each member of our standing committees is independent in accordance with those standards. Mr. Wilson, our CEO, does not qualify as independent. The Nasdaq Stock Market Rules have both objective tests and a subjective test for determining independence. The Board of Directors has not established categorical standards or guidelines to make these subjective determinations but considers all relevant facts and circumstances.

In addition to the Board-level standards for director independence, the directors who serve on the Nominating and Governance, Audit and Compensation Committees each satisfy requirements established by the Securities and Exchange Commission and the Nasdaq Stock Market to qualify as “independent” for the purposes of membership on those committees.

Related Persons Transactions Policy

Our Board of Directors has adopted a written Related Person Transactions Policy that describes the procedures used to process, evaluate, and, if necessary, disclose transactions between the Company and its directors, officers, director nominees, greater than 5% beneficial owners, or an immediate family member of any of the foregoing. We review any transaction or series of transactions which exceeds $120,000 in a single fiscal year and in which any related person has a direct or indirect interest, as well as any transaction for which EA’s Global Code of Conduct or Conflict of Interest Policy would require approval of the Board of Directors.

Once a transaction has been identified, the Audit Committee (if the transaction involves an executive officer) or the Nominating and Governance Committee (if the transaction involves a director) will review the transaction at the next scheduled meeting of such committee. Transactions involving our CEO will also be reviewed by our Lead Independent Director. Transactions involving employee compensation will also be submitted to the Compensation Committee for approval. If it is not practicable or desirable to wait until the next scheduled meeting, the chair of the applicable committee considers the matter and reports back to the relevant committee at the next scheduled meeting. In determining whether to approve or ratify a transaction, our committees (or the relevant chair of such committee) consider all of the relevant facts and circumstances available and transactions are approved only if they are in, or not inconsistent with, the best interests of EA and its stockholders. No member of a committee reviewing a potential related person transaction may participate in any review, consideration or approval of any transaction if the member or their immediate family member is the related person.

Related Persons Transactions

Since March 31, 2025, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest.

Item 14:	Principal Accountant Fees and Services

Services Provided by the Independent Auditor

KPMG LLP audits our consolidated operations and provides statutory audits for legal entities within our international corporate structure. Having one audit firm with a strong global presence responsible for these audits supports a coordinated approach to address issues that may impact our businesses across multiple geographies and legal entities. Few audit firms have the knowledge of our sector and the capability of servicing our global audit requirements. KPMG LLP has the geographical scope that our operations require and the accounting expertise in the matters relevant to our sector. In addition, KPMG LLP’s experience working with the Company gives them the institutional knowledge to understand our operations and processes, which we believe helps them address the relevant issues and improves the quality of the audit.

We believe the experience and expertise held by the members of the Audit Committee give them the necessary skills to evaluate the relationship between the Company and its independent auditors and to oversee auditor independence. The Audit Committee periodically considers whether there should be rotation of our independent external audit firm. The Audit Committee is empowered under its charter to obtain advice and assistance from outside legal, accounting and other advisors as it deems appropriate.

At each meeting of the Audit Committee, Company management is provided the opportunity to meet in private session with the Audit Committee to discuss any issues relating to KPMG LLP’s engagement. Similarly, KPMG LLP regularly meets in private session with the Audit Committee with no members of Company management present.

Fees of Independent Auditors

The aggregate fees billed for the last two fiscal years for each of the following categories of services are set forth below:

Description of Fees	Year Ended March 31, 2026	Year Ended March 31, 2025
Audit Fees(1)	$5,418,000	$5,280,000
Audit-related Fees(2)	46,000	114,000
Tax Fees(3)	148,000	121,000
Total	$5,612,000	$5,515,000

(1)	Audit Fees: This category includes the annual audit of the Company’s financial statements and internal controls over financial reporting (including quarterly reviews of financial statements included in the Company’s quarterly reports on Form 10-Q), and services normally provided by the independent auditors in connection with regulatory filings. This category also includes consultation on matters that arose during, or as a result of the audit or review of financial statements, statutory audits required for our non-US subsidiaries, and other documents filed with the SEC, as well as Sarbanes-Oxley Section 404 compliance consultation.
(2)	Audit-Related Fees: This category consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” In fiscal 2026, these fees were for accounting consultations and services in connection with regulatory filings in our international jurisdictions.
(3)	Tax Fees: This category includes compliance services rendered for U.S. and foreign tax compliance and returns and advisory services related to emerging worldwide tax laws and regulations.

Pre-approval Procedures

The Audit Committee is required to pre-approve the engagement of, and fees incurred by, KPMG LLP to perform audit and other services for the Company and its subsidiaries. The Company’s procedures for the pre-approval by the Audit Committee of all services provided by KPMG LLP and the related fees comply with SEC regulations regarding pre-approval of services. Services subject to these SEC requirements include audit services, audit-related services, tax services and other services. In some cases, pre-approval for a particular category or group of services and the related fees are provided by the Audit Committee for up to a year, subject to a specific budget and to regular management reporting. In other cases, the Chair of the Audit Committee has the delegated authority from the Audit Committee to pre-approve additional services and the related fees up to a specified dollar limit, and such pre-approvals are then communicated to the full Audit Committee. The Audit Committee reviews quarterly the status of all pre-approved services and the related fees to date and approves any new services and the related fees to be provided.

In determining whether to grant a pre-approval, the Audit Committee considers the level of non-audit fees incurred to date as a percentage of the total annual fees paid to KPMG LLP. In addition, the Audit Committee considers additional factors to assess the potential impact on auditor independence of KPMG LLP performing such services, including whether the services are permitted under the rules and recommendations of the Public Company Accounting Oversight Board, the American Institute of Certified Public Accountants, the Nasdaq Stock Market, whether the proposed services are permitted under EA’s policies, and whether the proposed services are consistent with the principles of the SEC’s auditor independence rules. The Company also annually confirms with each of its directors and executive officers whether there are any relationships that they are aware of with KPMG LLP that may impact the auditor independence evaluation. The Audit Committee considered and determined that fees for services other than audit and audit-related services paid to KPMG LLP during fiscal year 2026 are compatible with maintaining KPMG LLP’s independence.

Report of the Audit Committee of the Board of Directors

The following Report of the Audit Committee shall not be deemed to be “soliciting material” or to be “filed” with the SEC nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that EA specifically incorporates it by reference into a filing.

The Audit Committee of the Board of Directors operates under a written charter, which was most recently amended in May 2025. The Audit Committee is currently comprised of three non-employee directors, each of whom in the opinion of the Board of Directors meets the current independence requirements and financial literacy standards of the Nasdaq Stock Market Rules, as well as the independence requirements of the SEC. During fiscal year 2026, the Audit Committee consisted of Kofi A. Bruce, Jeffrey T. Huber, and Richard A. Simonson. The Board of Directors has determined that each of Mr. Bruce and Mr. Simonson meets the criteria for an “audit committee financial expert” as set forth in applicable SEC rules.

The Company’s management is primarily responsible for the preparation, presentation and integrity of the Company’s financial statements. EA’s independent registered public accounting firm, KPMG LLP (the “independent auditors”), is responsible for performing an independent audit of the Company’s (1) financial statements and expressing an opinion as to the conformity of the financial statements with U.S. generally accepted accounting principles, and (2) internal control over financial reporting in accordance with the auditing standards of the Public Company Accounting Oversight Board (the “PCAOB”) and issuing an opinion thereon.

The Audit Committee assists the Board of Directors in its oversight responsibility with respect to the integrity of EA’s accounting policies, internal control function and financial reporting processes. The Audit Committee reviews EA’s quarterly and annual financial statements prior to public earnings releases and submission to the SEC; oversees EA’s internal audit function; consults with the independent auditors and EA’s internal audit function regarding internal controls and the integrity of the Company’s financial statements; oversees tax and treasury matters; oversees EA’s enterprise risk management program; assesses the independence of the independent auditors; and is directly responsible for the appointment, retention, compensation and oversight of the independent auditors. In this context, the Audit Committee has met and held discussions with members of management, EA’s internal audit function and the independent auditors. Company management has represented to the Audit Committee that the Company’s consolidated financial statements for the most recently completed fiscal year were prepared in accordance with accounting principles generally accepted in the United States, and the Audit Committee has reviewed and discussed the consolidated financial statements with Company management and the independent auditors. Company management has represented to the Audit Committee that the Company’s internal control over financial reporting was effective as of the end of the Company’s most recently completed fiscal year, and the Audit Committee has reviewed and discussed the Company’s internal control over financial reporting with management and the independent auditors. The Audit Committee discussed with the independent auditors matters required to be discussed by the applicable requirements of the PCAOB and SEC, including the quality and acceptability of the Company’s financial reporting and internal control processes. The Audit Committee also has discussed with the Company’s independent auditors the scope and plans for their annual audit and reviewed the results of that audit with management and the independent auditors.

In addition, the Audit Committee received and reviewed the written disclosures and the letter from the independent auditors required by the applicable requirements of the PCAOB regarding their communications with the Audit Committee concerning independence and has discussed with the independent auditors the auditors’ independence from the Company and its management. The Audit Committee also has considered whether the provision of any non-audit services (as described above under the heading “Fees of Independent Auditors”) and the employment of former KPMG LLP employees by the Company are compatible with maintaining the independence of KPMG LLP.

The members of the Audit Committee are not engaged in the practice of auditing or accounting. In performing its functions, the Audit Committee necessarily relies on the work and assurances of the Company’s management and the independent auditors.

In reliance on the reviews and discussions referred to in this report, and in light of its role and responsibilities, the Audit Committee recommended to the Board of Directors that the Company’s audited financial statements for fiscal year 2026 be included for filing with the SEC in the Company’s Annual Report on Form 10-K.

AUDIT COMMITTEE

Kofi A. Bruce (Chair)
Richard A. Simonson
Jeffrey T. Huber

PART IV

Item 15:	Exhibits and Financial Statements

(a)	Documents filed as part of this report

1.   Financial Statements and Schedules: No financial statement or supplemental data are filed with this Amendment. See the Index to Financial Statements of the Original Report.

2.   Exhibits:

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Stuart Canfield
DATED:	Stuart Canfield
July 28, 2026	EVP and Chief Financial Officer (Duly Authorized Officer)