Form 10-Q
period 2026-06-30
ELECTRONIC ARTS INC.
filed 2026-08-03
CIK 712515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑
As of July 29, 2026, there were 252,387,410 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions, except par value data)	June 30, 2026	March 31, 2026 (a)
ASSETS
Current assets:
Cash and cash equivalents	$2,288	$2,864
Short-term investments	116	116
Receivables, net	524	632
Other current assets	457	361
Total current assets	3,385	3,973
Property and equipment, net	618	613
Goodwill	5,386	5,388
Acquisition-related intangibles, net	173	195
Deferred income taxes, net	2,432	2,433
Other assets	585	529
TOTAL ASSETS	$12,579	$13,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued, and other current liabilities	$1,217	$1,564
Deferred net revenue (online-enabled games)	1,583	2,233
Total current liabilities	2,800	3,797
Senior notes, net	1,486	1,485
Income tax obligations	643	604
Other liabilities	571	481
Total liabilities	5,500	6,367
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Common stock, $0.01 par value. 1,000 shares authorized; 252 and 251 shares issued and outstanding, respectively	3	3
Additional paid-in capital	202	256
Retained earnings	6,956	6,607
Accumulated other comprehensive income (loss)	(82)	(102)
Total stockholders’ equity	7,079	6,764
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,579	$13,131

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).
(a) Derived from audited Consolidated Financial Statements.

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)	Three Months Ended June 30
(In millions, except per share data)	2026	2025
Net revenue	$1,986	$1,671
Cost of revenue	274	279
Gross profit	1,712	1,392
Operating expenses:
Research and development	743	706
Marketing and sales	263	214
General and administrative	181	184
Amortization and impairment of intangibles	12	17
Total operating expenses	1,199	1,121
Operating income	513	271
Interest and other income (expense), net	17	2
Income before provision for income taxes	530	273
Provision for income taxes	133	72
Net income	$397	$201
Earnings per share:
Basic	$1.58	$0.80
Diluted	$1.56	$0.79
Number of shares used in computation:
Basic	252	251
Diluted	254	254

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)	Three Months Ended June 30
(In millions)	2026	2025
Net income	$397	$201
Other comprehensive income (loss), net of tax:
Net gains (losses) on derivative instruments	25	(93)
Foreign currency translation adjustments	(5)	18
Total other comprehensive income (loss), net of tax	20	(75)
Total comprehensive income	$417	$126

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In millions, except share data in thousands)	Shares	Amount
Balances as of March 31, 2026	250,710	$3	$256	$6,607	$(102)	$6,764
Total comprehensive income	—	—	—	397	20	417
Stock-based compensation	—	—	153	—	—	153
Issuance of common stock	1,627	—	(207)	—	—	(207)
Cash dividends declared ($0.19 per common share)	—	—	—	(48)	—	(48)
Balances as of June 30, 2026	252,337	$3	$202	$6,956	$(82)	$7,079

(Unaudited)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In millions, except share data in thousands)	Shares	Amount
Balances as of March 31, 2025	252,315	$3	$—	$6,470	$(87)	$6,386
Total comprehensive income	—	—	—	201	(75)	126
Stock-based compensation	—	—	152	—	—	152
Issuance of common stock	1,677	—	(158)	—	—	(158)
Common stock repurchases and excise tax	(2,984)	—	6	(382)	—	(376)
Cash dividends declared ($0.19 per common share)	—	—	—	(48)	—	(48)
Balances as of June 30, 2025	251,008	$3	$—	$6,241	$(162)	$6,082

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

ELECTRONIC ARTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)	Three Months Ended June 30,
(In millions)	2026	2025
OPERATING ACTIVITIES
Net income	$397	$201
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	77	79
Stock-based compensation	153	152
Change in assets and liabilities:
Receivables, net	108	145
Other assets	(144)	(55)
Accounts payable, accrued, and other liabilities	(184)	(98)
Deferred income taxes, net	1	(40)
Deferred net revenue (online-enabled games)	(650)	(367)
Net cash provided by (used in) operating activities	(242)	17
INVESTING ACTIVITIES
Capital expenditures	(76)	(72)
Proceeds from maturities and sales of short-term investments	44	42
Purchase of short-term and other investments	(45)	(42)
Acquisitions, net of cash acquired	—	(17)
Net cash used in investing activities	(77)	(89)
FINANCING ACTIVITIES
Cash dividends paid	(48)	(48)
Cash paid to taxing authorities for shares withheld from employees	(204)	(145)
Common stock repurchases and excise taxes paid	—	(375)
Net cash used in financing activities	(252)	(568)
Effect of foreign exchange on cash and cash equivalents	(5)	22
Increase (decrease) in cash and cash equivalents	(576)	(618)
Beginning cash and cash equivalents	2,864	2,136
Ending cash and cash equivalents	$2,288	$1,518
Supplemental cash flow information:
Cash paid during the period for income taxes, net	$139	$26
Non-cash investing activities:
Change in accrued capital expenditures	$(12)	$(26)

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
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2027 contains 53 weeks and ends on April 3, 2027. Our results of operations for the fiscal year ended March 31, 2026 contained 52 weeks and ended on March 28, 2026. Our results of operations for the three months ended June 30, 2026 contained 14 weeks and ended on July 4, 2026. Our results of operations for the three months ended June 30, 2025 contained 13 weeks and ended on June 28, 2025. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, as filed with the United States Securities and Exchange Commission (“SEC”) on May 11, 2026.
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
At a special meeting of stockholders held on December 22, 2025, the Company’s stockholders approved the Merger Agreement and the transactions contemplated thereby. As of July 30, 2026, all regulatory approvals required to complete the Merger have been obtained. Electronic Arts currently expects the Merger to close on or about the close of trading on August 4, 2026. Completion of the Merger remains subject to the satisfaction or waiver of the remaining customary closing conditions set forth in the Merger Agreement.

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

Recently Adopted Accounting Standards
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendment introduces a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. We adopted ASU 2025-05 prospectively in the first quarter of fiscal year 2027. The adoption did not have a material impact on our Condensed Consolidated Financial Statements and related disclosures.
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which more closely aligns hedge accounting with the economics of an entity’s risk management activities. The ASU is effective beginning in the first quarter of fiscal year 2028, on a prospective basis, with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our Condensed Consolidated Financial Statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies current interim disclosure requirements and provides additional required interim disclosure guidance. The ASU is effective beginning in the first quarter of fiscal year 2029, on a retrospective or prospective basis, with early adoption permitted. We are currently evaluating the timing of adoption and impact of this amendment on our disclosures within the Condensed Consolidated Financial Statements.
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes recognition, measurement, presentation and disclosure requirements for environmental credits and environmental credit obligations. The ASU is effective beginning in the first quarter of fiscal year 2029 on a modified retrospective basis, with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our Condensed Consolidated Financial Statements and related disclosures.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
As of June 30, 2026 and March 31, 2026, our assets and liabilities that were measured and recorded at fair value on a recurring basis were as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of June 30, 2026	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$32	$32	$—	$—	Cash equivalents
Money market funds	351	351	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	60	—	60	—	Short-term investments and cash equivalents
U.S. Treasury securities	32	32	—	—	Short-term investments
U.S. agency securities	2	—	2	—	Short-term investments
Foreign government securities	3	—	3	—	Short-term investments
Asset-backed securities	21	—	21	—	Short-term investments
Foreign currency derivatives	50	—	50	—	Other current assets and other assets
Deferred compensation plan assets (a)	50	50	—	—	Other assets
Total assets at fair value	$601	$465	$136	$—
Liabilities
Foreign currency derivatives	$25	$—	$25	$—	Accounts payable, accrued, and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	50	50	—	—	Other liabilities
Total liabilities at fair value	$75	$50	$25	$—

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2026	Quoted Prices in Active Markets for Identical Financial Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance Sheet Classification
		(Level 1)	(Level 2)	(Level 3)
Assets
Bank and time deposits	$33	$33	$—	$—	Cash equivalents
Money market funds	502	502	—	—	Cash equivalents
Available-for-sale securities:
Corporate bonds	52	—	52	—	Short-term investments
U.S. Treasury securities	33	33	—	—	Short-term investments
U.S. agency securities	2	—	2	—	Short-term investments
Foreign government securities	5	—	5	—	Short-term investments
Asset-backed securities	24	—	24	—	Short-term investments
Foreign currency derivatives	35	—	35	—	Other current assets and other assets
Deferred compensation plan assets (a)	46	46	—	—	Other assets
Total assets at fair value	$732	$614	$118	$—
Liabilities
Foreign currency derivatives	$25	$—	$25	$—	Accounts payable, accrued, and other current liabilities and other liabilities
Deferred compensation plan liabilities (a)	46	46	—	—	Other liabilities
Total liabilities at fair value	$71	$46	$25	$—

(a)The Deferred Compensation Plan consists of various mutual funds. See Note 14 in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, for additional information regarding our Deferred Compensation Plan.

(3) FINANCIAL INSTRUMENTS
Cash and Cash Equivalents
As of June 30, 2026 and March 31, 2026, our cash and cash equivalents were $2,288 million and $2,864 million, respectively. Cash equivalents were valued using quoted market prices or other readily available market information.
Short-Term Investments
Short-term investments consisted of the following as of June 30, 2026 and March 31, 2026 (in millions):

	As of June 30, 2026				As of March 31, 2026
	Cost or Amortized Cost	Gross Unrealized		Fair Value	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
Corporate bonds	$58	$—	$—	$58	$52	$—	$—	$52
U.S. Treasury securities	32	—	—	32	33	—	—	33
U.S. agency securities	2	—	—	2	2	—	—	2
Foreign government securities	3	—	—	3	5	—	—	5
Asset-backed securities	21	—	—	21	24	—	—	24
Short-term investments	$116	$—	$—	$116	$116	$—	$—	$116

The following table summarizes the amortized cost and fair value of our short-term investments, classified by stated maturity as of June 30, 2026 and March 31, 2026 (in millions):

	As of June 30, 2026		As of March 31, 2026
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Short-term investments
Due within 1 year	$59	$59	$70	$70
Due 1 year through 5 years	56	56	45	45
Due after 5 years	1	1	1	1
Short-term investments	$116	$116	$116	$116

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
Total gross notional amounts and fair values for currency derivatives with cash flow hedge accounting designation are as follows (in millions):

	As of June 30, 2026			As of March 31, 2026
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$389	$—	$13	$428	$4	$4
Forward contracts to sell	$1,713	$45	$6	$1,576	$28	$15

The effects of cash flow hedge accounting in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2026 and 2025 are as follows (in millions):

	Three Months Ended June 30,
	2026		2025
	Net revenue	Research and development	Net revenue	Research and development
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,986	$743	$1,671	$706
Gains (losses) on foreign currency forward contracts designated as cash flow hedges	$(17)	$1	$3	$—
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
Total gross notional amounts and fair values for currency derivatives that are not designated as hedging instruments are accounted for as follows (in millions):

	As of June 30, 2026			As of March 31, 2026
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Forward contracts to purchase	$539	$—	$6	$638	$—	$6
Forward contracts to sell	$359	$5	$—	$554	$3	$—
The effect of foreign currency forward contracts not designated as hedging instruments in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2026 and 2025 was as follows (in millions):

	Three Months Ended June 30
	2026	2025
	Interest and other income (expense), net
Total amounts presented in our Condensed Consolidated Statements of Operations in which the effects of balance sheet hedges are recorded	$17	$2
Gains (losses) on foreign currency forward contracts not designated as hedging instruments	$2	$(16)

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended June 30, 2026 and 2025 are as follows (in millions):

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2026	$—	$(12)	$(90)	$(102)
Other comprehensive income (loss) before reclassifications	—	9	(5)	4
Amounts reclassified from accumulated other comprehensive income (loss)	—	16	—	16
Total other comprehensive income (loss), net of tax	—	25	(5)	20
Balances as of June 30, 2026	$—	$13	$(95)	$(82)

	Unrealized Net Gains (Losses) on Available-for-Sale Securities	Unrealized Net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balances as of March 31, 2025	$—	$11	$(98)	$(87)
Other comprehensive income (loss) before reclassifications	—	(90)	18	(72)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3)	—	(3)
Total other comprehensive income (loss), net of tax	—	(93)	18	(75)
Balances as of June 30, 2025	$—	$(82)	$(80)	$(162)
The effects on net income of amounts reclassified from accumulated other comprehensive income (loss) for the three months ended June 30, 2026 and 2025 were as follows (in millions):

	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30,
Statement of Operations Classification	2026	2025
(Gains) losses on foreign currency forward contracts designated as cash flow hedges
Net revenue	$17	$(3)
Research and development	(1)	—
Total net (gain) loss reclassified, net of tax	$16	$(3)

(6) GOODWILL AND ACQUISITION-RELATED INTANGIBLES, NET
The changes in the carrying amount of goodwill for the three months ended June 30, 2026 are as follows (in millions):

	As of March 31, 2026	Activity	Effects of Foreign Currency Translation	As of June 30, 2026
Goodwill	$5,756	$—	$(2)	$5,754
Accumulated impairment	(368)	—	—	(368)
Total	$5,388	$—	$(2)	$5,386
Acquisition-related intangibles consisted of the following (in millions):

	As of June 30, 2026			As of March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Acquisition- Related Intangibles, Net
Developed and core technology	$938	$(859)	$79	$938	$(848)	$90
Trade names and trademarks	501	(407)	94	501	(396)	105
Registered user base and other intangibles	56	(56)	—	56	(56)	—
Total	$1,495	$(1,322)	$173	$1,495	$(1,300)	$195
Amortization of intangibles for the three months ended June 30, 2026 and 2025 are classified in the Condensed Consolidated Statements of Operations as follows (in millions):

	Three Months Ended June 30
	2026	2025
Cost of revenue	$10	$10
Operating expenses	12	17
Total	$22	$27
During the three months ended June 30, 2026 and 2025, there were no impairment charges recorded for acquisition-related intangible assets.
Acquisition-related intangible assets are generally amortized using the straight-line method over the lesser of their estimated useful lives or the agreement terms, currently ranging from 2 to 7 years. As of June 30, 2026 and March 31, 2026, the weighted-average remaining useful life for acquisition-related intangible assets was approximately 2.1 years and 2.3 years, respectively.
As of June 30, 2026, future amortization of finite-lived acquisition-related intangibles that will be recorded in the Condensed Consolidated Statements of Operations is estimated as follows (in millions):

Fiscal Year Ending March 31,
2027 (remaining nine months)	$63
2028	82
2029	28
Total	$173

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
During the three months ended June 30, 2026 and 2025, we did not recognize any material losses or impairment charges on royalty-based commitments.
The current and long-term portions of prepaid royalties and minimum guaranteed royalty-related assets, included in other current assets and other assets, consisted of (in millions):

	As of June 30, 2026	As of March 31, 2026
Other current assets	$96	$40
Other assets	12	12
Royalty-related assets	$108	$52
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

	As of June 30, 2026	As of March 31, 2026
Accounts payable, accrued, and other current liabilities	$206	$221
Other liabilities	9	—
Royalty-related liabilities	$215	$221
As of June 30, 2026, we were committed to pay approximately $2,136 million to content licensors, independent software developers, and co-publishing and/or distribution affiliates, but performance remained with the counterparty (i.e., delivery of the product or content or other factors) and such commitments were therefore not recorded in our Condensed Consolidated Financial Statements. See Note 11 for further information on our developer and licensor commitments.

(8) BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net, as of June 30, 2026 and March 31, 2026 consisted of (in millions):

	As of June 30, 2026	As of March 31, 2026
Computer, equipment and software	$1,146	$1,117
Buildings	400	393
Leasehold improvements	233	237
Equipment, furniture and fixtures, and other	117	119
Land	66	66
Construction in progress	38	38
	2,000	1,970
Less: accumulated depreciation	(1,382)	(1,357)
Property and equipment, net	$618	$613
Depreciation expense associated with property and equipment was $56 million and $52 million for the three months ended June 30, 2026 and 2025, respectively.
Accounts Payable, Accrued, and Other Current Liabilities
Accounts payable, accrued, and other current liabilities as of June 30, 2026 and March 31, 2026 consisted of (in millions):

	As of June 30, 2026	As of March 31, 2026
Accounts payable	$88	$128
Accrued compensation and benefits	353	563
Accrued royalties	206	221
Deferred net revenue (other)	136	112
Operating lease liabilities	62	63
Other accrued expenses	316	396
Sales returns and price protection reserves	56	81
Accounts payable, accrued, and other current liabilities	$1,217	$1,564
Deferred net revenue (other) includes the deferral of licensing arrangements, subscription revenue, and other revenue for which revenue recognition criteria has not been met.
Other Non-Current Liabilities
Other non-current liabilities as of June 30, 2026 and March 31, 2026 consisted of (in millions):

	As of June 30, 2026	As of March 31, 2026
Operating lease liabilities	$323	$306
Deferred net revenue (noncurrent)	126	70
Other	122	105
Other non-current liabilities	$571	$481

Deferred net revenue
Deferred net revenue as of June 30, 2026 and March 31, 2026 consisted of (in millions):

	As of June 30, 2026	As of March 31, 2026
Deferred net revenue (online-enabled games)	$1,583	$2,233
Deferred net revenue (other)	136	112
Deferred net revenue (noncurrent)	126	70
Total deferred net revenue	$1,845	$2,415
During the three months ended June 30, 2026 and 2025, we recognized $1,399 million and $1,065 million of net revenue, respectively, that were included in the deferred net revenue balance at the beginning of the period.
Remaining Performance Obligations
As of June 30, 2026, revenue allocated to remaining performance obligations consists of our deferred net revenue balance of $1,845 million and amounts to be invoiced in future periods of $245 million. Of those amounts to be invoiced, $17 million is expected to be recognized as net revenue over the next 12 months, and the remainder thereafter. These balances exclude any estimates for future variable consideration as we have elected the optional exemption to exclude sales-based royalty revenue.
(9) INCOME TAXES
On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (“OBBB”) which extended or modified certain corporate tax provisions under the 2017 Tax Cuts and Jobs Act (“TCJA”). The OBBB modified certain business deductions, including allowing for immediate expensing of U.S. research & development expenditures, effective in our fiscal year 2026. The OBBB also modified various international tax provisions which were set to change or expire after 2025 under the TCJA. Such modifications, including U.S. taxation of profits derived from foreign operations and associated foreign tax credit limitations, are effective in our fiscal year 2027. The changes resulting from the tax provisions of OBBB are not expected to have a material impact on our results of operations.

The European Union and other countries, including Switzerland, have enacted, or have committed to enact global minimum taxes, commonly referred to as Pillar II, as proposed by the Organization for Economic Cooperation and Development (“OECD”), effective with our fiscal year 2025. Pillar II in the relevant countries where we operate did not have a material impact on our tax provision for the three months ended June 30, 2026. On January 5, 2026, the OECD published details of a side-by-side package for the Pillar II global minimum tax rules. The package includes an extension of the transitional safe harbor and new permanent safe harbor rules, including the exemption of U.S.-parented multinationals from certain Pillar II global minimum taxes effective in our current fiscal year. We do not expect the package to have material impact on our financial results and will continue to monitor legislative updates in our operating jurisdictions.

The provision for income taxes for the three months ended June 30, 2026 is based on our projected annual effective tax rate for fiscal year 2027, adjusted for specific items that are required to be recognized in the period in which they are incurred. Our effective tax rate for the three months ended June 30, 2026 was 25 percent, as compared to 26 percent for the same period in prior year. The decrease in the effective tax rate year-over-year is primarily due to higher excess tax benefits from stock-based compensation compared to prior year.

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
The carrying and fair values of the Senior Notes are as follows (in millions):

	As of June 30, 2026	As of March 31, 2026
Senior Notes:
1.85% Senior Notes due 2031	$750	$750
2.95% Senior Notes due 2051	750	750
Total principal amount	$1,500	$1,500
Unaccreted discount	(4)	(4)
Unamortized debt issuance costs	(10)	(11)
Net carrying value of Senior Notes	$1,486	$1,485

Fair value of Senior Notes (Level 2)	$1,283	$1,292
As of June 30, 2026, the remaining life of the 2031 Notes and 2051 Notes is approximately 4.6 years, and 24.6 years, respectively.
The Senior Notes are senior unsecured obligations and rank equally with all our other existing and future unsubordinated obligations and any indebtedness that we may incur from time to time under our Credit Facility.
The 2031 Notes and 2051 Notes are redeemable at our option at any time prior to November 15, 2030, and August 15, 2050, respectively, subject to a make-whole premium. After such dates, we may redeem each such series of Notes, respectively, at a redemption price equal to 100% of the aggregate principal amount plus accrued and unpaid interest. In addition, upon the occurrence of a change of control repurchase event, the holders of each such series of Notes may require us to repurchase all or a portion of these Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. Each such series of Notes also include covenants that limit our ability to incur liens on assets and to enter into sale and leaseback transactions, subject to certain allowances.
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

The Credit Facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur subsidiary indebtedness, grant liens, and dispose of all or substantially all assets, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a debt to EBITDA ratio. As of June 30, 2026, we were in compliance with the debt to EBITDA ratio.
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
As of June 30, 2026, no amounts were outstanding under the Credit Facility. $2 million of debt issuance costs that were paid in connection with obtaining this credit facility are being amortized to interest expense over the 5-year term of the Credit Facility.
Interest Expense
The following table summarizes our interest expense recognized for the three months ended June 30, 2026 and 2025 that is included in interest and other income (expense), net on our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30
	2026	2025
Amortization of debt issuance costs	$(1)	$—
Coupon interest expense	(9)	(14)
Total interest expense	$(10)	$(14)

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
The following table summarizes our minimum contractual obligations as of June 30, 2026 (in millions):

		Fiscal Years Ending March 31,
	Total	2027 (remaining nine mos.)	2028	2029	2030	2031	2032	Thereafter
Unrecognized commitments
Developer/licensor commitments	$2,136	$245	$474	$459	$447	$387	$61	$63
Marketing commitments	1,210	178	291	245	210	230	21	35
Senior Notes interest	609	23	36	36	36	36	22	420
Operating lease imputed interest	70	12	14	11	10	8	6	9
Other purchase obligations	860	236	310	277	29	8	—	—
Total unrecognized commitments	4,885	694	1,125	1,028	732	669	110	527

Recognized commitments
Senior Notes principal and interest	1,514	14	—	—	—	750	—	750
Operating leases	385	45	63	46	34	45	41	111
Total recognized commitments	1,899	59	63	46	34	795	41	861

Total Commitments	$6,784	$753	$1,188	$1,074	$766	$1,464	$151	$1,388
The unrecognized amounts represented in the table above reflect our minimum cash obligations for the respective fiscal years, but do not necessarily represent the periods in which they will be recognized and expensed in our Condensed Consolidated Financial Statements. In addition, the amounts in the table above are presented based on the dates the amounts are contractually due as of June 30, 2026; however, certain payment obligations may be accelerated depending on the performance of our operating results.
In addition to the amounts included in the table above, in our Condensed Consolidated Balance Sheets as of June 30, 2026, we had a net liability for unrecognized tax benefits and related interest totaling $690 million. While it is reasonably possible that material reduction of unrecognized tax benefits may occur within the next 12 months, the actual amount could vary significantly depending on the ultimate timing and nature of any settlements and tax interpretations.

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
The estimation of the fair value of market-based restricted stock units and stock options is affected by assumptions regarding subjective and complex variables. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. We estimate the fair value of our stock-based awards as follows:
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
•Stock Options. The fair value of stock options granted pursuant to our equity incentive plans and our 2000 Employee Stock Purchase Plan, as amended, respectively, is estimated using the Black-Scholes valuation model based on the multiple-award valuation method. Key assumptions of the Black-Scholes valuation model are the risk-free interest rate, expected volatility, expected term and expected dividends. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option. Expected volatility is based on a combination of historical stock price volatility and implied volatility of publicly-traded options on our common stock. An expected term is estimated based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.
The final purchase under the Employee Stock Purchase Plan ("ESPP") occurred during the fourth quarter of fiscal year 2026. In connection with the Merger, no offering period commenced following the February 2026 purchase.
There were no market-based restricted stock unit granted during the three months ended June 30, 2026.
There were an insignificant number of stock options granted during the three months ended June 30, 2026 and 2025.

Stock Options
The following table summarizes our stock option activity for the three months ended June 30, 2026:

	Options (in thousands)	Weighted- Average Exercise Prices	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of March 31, 2026	3	$57.19
Granted	—	202.09
Exercised	—	187.57
Forfeited, cancelled or expired	—	59.78
Outstanding as of June 30, 2026	3	$57.05	1.90	$0.4
Vested and expected to vest	3	$57.05	1.90	$0.4
Exercisable as of June 30, 2026	3	$57.05	1.90	$0.4
The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price as of June 30, 2026, which would have been received by the option holders had all the option holders exercised their options as of that date. We issue new common stock from our authorized shares upon the exercise of stock options.
Restricted Stock Units
The following table summarizes our restricted stock units activity for the three months ended June 30, 2026:

	Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Values
Outstanding as of March 31, 2026	6,441	$145.62
Granted	2,864	203.09
Vested	(2,179)	141.93
Forfeited or cancelled	(141)	152.11
Outstanding as of June 30, 2026	6,985	$170.20
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

The following table summarizes our performance-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the three months ended June 30, 2026:

	Performance- Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2026	1,058	$141.72
Granted	495	203.12
Vested	(385)	146.53
Forfeited or cancelled	(393)	145.90
Outstanding as of June 30, 2026	775	$176.45
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
The following table summarizes our market-based restricted stock unit activity, presented with the maximum number of shares that could potentially vest, for the three months ended June 30, 2026:

	Market-Based Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2026	890	$103.80
Granted	—	—
Vested	(96)	152.92
Forfeited or cancelled	(47)	152.92
Outstanding as of June 30, 2026	747	$94.43
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense resulting from stock options, restricted stock units, market-based restricted stock units, performance-based restricted stock units, and the ESPP purchase rights included in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended June 30
	2026	2025
Cost of revenue	$3	$3
Research and development	106	110
Marketing and sales	14	12
General and administrative	30	27
Stock-based compensation expense	$153	$152
During the three months ended June 30, 2026 and 2025, we recognized $40 million and $20 million, respectively, of deferred income tax benefit related to our stock-based compensation expense.

As of June 30, 2026, our total unrecognized compensation cost related to stock options, restricted stock units, market-based restricted stock units, and performance-based restricted stock units was $1,203 million and is expected to be recognized over a weighted-average service period of 2.0 years. Of the $1,203 million of unrecognized compensation cost, $1,106 million relates to restricted stock units, $81 million relates to performance-based restricted stock units, and $16 million relates to market-based restricted stock units.
Stock Repurchase Program
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
During the three months ended June 30, 2025, we repurchased 3.0 million shares for approximately $375 million under the May 2024 program.
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

	Three Months Ended June 30
(In millions, except per share amounts)	2026	2025
Net income	$397	$201
Shares used to compute earnings per share:
Weighted-average common stock outstanding — basic	252	251
Dilutive potential common shares related to stock award plans	2	3
Weighted-average common stock outstanding — diluted	254	254
Earnings per share:
Basic	$1.58	$0.80
Diluted	$1.56	$0.79
Certain restricted stock units, market-based restricted stock units and performance-based restricted stock units were excluded from the treasury stock method computation of diluted shares as their inclusion would have had an antidilutive effect. For both the three months ended June 30, 2026 and 2025, one million such shares were excluded.

(14) SEGMENT AND REVENUE INFORMATION
Our reporting segment is based upon: our internal organizational structure; the manner in which our operations are managed; the criteria used by our Chief Executive Officer, our Chief Operating Decision Maker (“CODM”), to evaluate segment performance; the availability of separate financial information; and overall materiality considerations. As of June 30, 2026, we have one reportable segment, which represents our only operating segment. Our CODM makes decisions on resource allocation and assesses performance of the business based on our consolidated results, including net income.
The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total assets.

Information about our single reportable segment net revenue, net income, and significant segment expenses for the three months ended June 30, 2026 and 2025 is presented below (in millions):

	Three Months Ended June 30
	2026	2025
Net revenue	$1,986	$1,671
Less:
Cost of revenue (1)	261	266
Research and development (1)	637	596
Marketing and sales (1)	249	202
General and administrative (1)	150	157
Acquisition-related expenses (2)	23	27
Stock-based compensation	153	152
Interest and other (income) expenses, net	(17)	(2)
Provision for income taxes	133	72
Net income	$397	$201
(1) Excludes amounts related to acquisition-related expenses and stock-based compensation, which are presented separately in the table above.
(2) Includes (i) amortization of intangibles, and (ii) fees and other direct expenses related to the Merger described in Note 1, which are recorded within General and administrative expenses in the Condensed Consolidated Statements of Operations.

Information about our total net revenue by timing of recognition for the three months ended June 30, 2026 and 2025 is presented below (in millions):

	Three Months Ended June 30
	2026	2025
Net revenue by timing of recognition
Revenue recognized at a point in time	$421	$442
Revenue recognized over time	1,565	1,229
Net revenue	$1,986	$1,671
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

Information about our total net revenue by composition for the three months ended June 30, 2026 and 2025 is presented below (in millions):

	Three Months Ended June 30
	2026	2025
Net revenue by composition
Full game downloads	$438	$233
Packaged goods	76	56
Full game	514	289

Live services and other	1,472	1,382
Net revenue	$1,986	$1,671
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
Information about our total net revenue by platform for the three months ended June 30, 2026 and 2025 is presented below (in millions):

	Three Months Ended June 30
	2026	2025
Platform net revenue
Console	$1,192	$1,007
PC and other	519	374
Mobile	275	290
Net revenue	$1,986	$1,671
Information about our operations in North America and internationally for the three months ended June 30, 2026 and 2025 is presented below (in millions):

	Three Months Ended June 30
	2026	2025
Net revenue from unaffiliated customers
North America	$764	$642
International	1,222	1,029
Net revenue	$1,986	$1,671

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Electronic Arts Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Electronic Arts Inc. and subsidiaries (the Company) as of July 4, 2026, the related condensed consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three-month period ended July 4, 2026 and June 28, 2025, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of March 28, 2026, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 11, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 28, 2026 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
August 3, 2026

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We use words such as “anticipate”, “believe”, “expect”, “intend”, “estimate”, “plan”, “predict”, “seek”, “goal”, “will”, “may”, “likely”, “should”, “could”, “continue”, “potential” (and the negative of any of these terms), “future” and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, trends in our business, projections of markets relevant to our business, the Merger (as defined herein), uncertain events and assumptions and other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements consist of, among other things, statements related to our business, operations and financial results, industry prospects, our future financial performance, and our business plans and objectives, and may include certain assumptions that underlie the forward-looking statements. These forward-looking statements are not guarantees of future performance and reflect management’s current expectations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that might cause or contribute to such differences include those discussed in Part II, Item 1A of this Quarterly Report under the heading “Risk Factors”, as well as in other documents we have filed with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended March 31, 2026. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

OVERVIEW
The following overview is a high-level discussion of our operating results, as well as some of the trends and drivers that affect our business. Management believes that an understanding of these trends and drivers provides important context for our results for the three months ended June 30, 2026, as well as our future prospects. This summary is not intended to be exhaustive, nor is it intended to be a substitute for the detailed discussion and analysis provided elsewhere in this Form 10-Q, including in the remainder of “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” “Risk Factors,” and the Condensed Consolidated Financial Statements and related Notes. Additional information can be found in the “Business” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 as filed with the SEC on May 11, 2026 and in other documents we have filed with the SEC.
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

Financial Results
Our key financial results for our fiscal quarter ended June 30, 2026 were as follows:
•Total net revenue was $1,986 million, up 19 percent year-over-year.
•Live services and other net revenue was $1,472 million, up 7 percent year-over-year.
•Gross margin was 86.2 percent, up 3 percentage points year-over-year.
•Operating expenses were $1,199 million, up 7 percent year-over-year.
•Operating income was $513 million, up 89 percent year-over-year.
•Net income was $397 million with diluted earnings per share of $1.56.
•Net cash used in operating activities was $242 million, compared to net cash provided by operating activities of $17 million in the prior-year period.
•Total cash, cash equivalents and short-term investments were $2,404 million.
•We returned $48 million to stockholders through our quarterly cash dividend program.
Trends in Our Business
Live Services Business. We offer our players high-quality experiences designed to provide value to players and to extend and enhance gameplay. These live services include extra content, subscription offerings and other revenue generated in addition to the sale of our full games and free-to-play games. Our net revenue attributable to live services and other was $5,473 million, $5,433 million, and $5,476 million for the trailing twelve months ended June 30, 2026, 2025, and 2024, respectively, and we expect that live services net revenue will continue to be material to our business. Within live services and other, net revenue attributable to extra content was $4,170 million, $4,293 million, and $4,421 million for the trailing twelve months ended June 30, 2026, 2025, and 2024, respectively. Growth in live services net revenue, including extra content may not be linear due to the competitive landscape, consumer buying patterns, and other factors. Our most popular live services are the extra content in the Ultimate Team mode associated with our sports franchises. Ultimate Team allows players to collect current and former players in order to build and compete as a personalized team. Live services net revenue generated from extra content purchased within Ultimate Team, a substantial portion of which was derived from EA SPORTS FC Ultimate Team, is material to our business.
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
The following is a calculation of our total net bookings for the periods presented:

	Three Months Ended June 30
(In millions)	2026	2025
Net revenue	$1,986	$1,671
Change in deferred net revenue (online-enabled games)	(637)	(373)
Net bookings	$1,349	$1,298
Net bookings were $1,349 million for the three months ended June 30, 2026, primarily driven by sales related to our EA SPORTS FC franchise, Apex Legends, and our American football franchise. Net bookings increased $51 million, or 4 percent, as compared to the three months ended June 30, 2025, primarily due to increased sales of extra content from Apex Legends and full game and extra content sales from Battlefield 6, partially offset by a decrease in sales from Split Fiction. Live services and other net bookings were $1,116 million for the three months ended June 30, 2026, and increased $32 million, or 3 percent, as compared to the three months ended June 30, 2025. The increase in live services and other net bookings was primarily due to increased sales of extra content from Apex Legends, partially offset by decreased sales of extra content from Ultimate Team within EA SPORTS FC. Full game net bookings were $233 million for the three months ended June 30, 2026, and increased $19 million, or 9 percent, as compared to the three months ended June 30, 2025, primarily due to a year-over-year increase in sales in EA SPORTS FC and the release of EA SPORTS UFC 6, partially offset by Split Fiction.

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
Additionally, we consider results from prior analyses, known and expected online gameplay trends, as well as disclosed service periods for competitors’ games in determining the Estimated Offering Period for future sales. We believe this provides a reasonable depiction of the transfer of future update rights and online hosting to our customers, as it is the best representation of the time period during which our games and extra content are experienced. We recognize revenue for future update rights and online hosting performance obligations ratably on a straight-line basis over this period as there is a consistent pattern of delivery for these performance obligations. Revenue for service-related performance obligations for digitally-distributed games and extra content is recognized over an estimated eight-month period beginning in the month of sale, and revenue for service-related performance obligations for games and extra content sold through retail is recognized over an estimated ten-month period beginning in the month of sale. Revenue for service-related performance obligations for our mobile free-to-play games and PC and console free-to-play games is recognized generally over an estimated eleven-month period beginning in the month of sale.
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

RESULTS OF OPERATIONS
Our fiscal year is reported on a 52- or 53-week period that ends on the Saturday nearest March 31. Our results of operations for the fiscal year ending March 31, 2027 contains 53 weeks and ends on April 3, 2027. Our results of operations for the fiscal year ended March 31, 2026 contained 52 weeks and ended on March 28, 2026. Our results of operations for the three months ended June 30, 2026 contained 14 weeks and ended on July 4, 2026. Our results of operations for the three months ended June 30, 2025 contained 13 weeks and ended on June 28, 2025. For simplicity of disclosure, all fiscal periods are referred to as ending on a calendar month end.

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

Net Revenue Quarterly Analysis
Net Revenue
Net revenue for the three months ended June 30, 2026 was $1,986 million, primarily driven by sales related to our EA SPORTS FC, Battlefield, and American football franchises. Net revenue for the three months ended June 30, 2026 increased $315 million as compared to the three months ended June 30, 2025. This increase was driven by a $473 million increase in net revenue primarily due to Battlefield 6, our EA SPORTS FC franchise, and increased sales of extra content for Apex Legends, partially offset by a $158 million decrease in net revenue primarily due to EA SPORTS College Football and Split Fiction.

Net Revenue by Composition
Our net revenue by composition for the three months ended June 30, 2026 and 2025 was as follows (in millions):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Net revenue:
Full game downloads	$438	$233	$205	88%
Packaged goods	76	56	20	36%
Full game	$514	$289	$225	78%

Live services and other	$1,472	$1,382	$90	7%
Total net revenue	$1,986	$1,671	$315	19%
Full Game Net Revenue
Full game net revenue includes full game downloads and packaged goods. Full game downloads primarily include revenue from digital sales of full games on console, PC, and certain licensing revenue. Packaged goods primarily include revenue from full games that are sold physically through distribution arrangements, mass market retailers, and specialty stores.
For the three months ended June 30, 2026, full game net revenue was $514 million, primarily driven by Battlefield 6 and EA SPORTS FC 26. Full game net revenue for the three months ended June 30, 2026 increased $225 million, or 78 percent, as compared to the three months ended June 30, 2025, primarily due to Battlefield 6, partially offset by Split Fiction.

Live Services and Other Net Revenue
Live services and other net revenue primarily includes revenue from sales of extra content for console, PC, and mobile games, certain licensing revenue, subscriptions, and advertising.
For the three months ended June 30, 2026, live services and other net revenue was $1,472 million, primarily driven by sales of extra content for our EA SPORTS FC and American football franchises, and Apex Legends. Live services and other net revenue for the three months ended June 30, 2026 increased $90 million, or 7 percent, as compared to the three months ended June 30, 2025. This increase was primarily driven by increased sales of extra content within our EA SPORTS FC franchise and Battlefield 6, partially offset by decreased sales of Ultimate Team within EA SPORTS College Football.

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

Cost of revenue for the three months ended June 30, 2026 and 2025 was as follows (in millions):

June 30, 2026	% of Net Revenue	June 30, 2025	% of Net Revenue	% Change	Change as a % of Net Revenue
$274	14%	$279	17%	(2)%	(3)%
Cost of Revenue
Cost of revenue decreased by $5 million, and cost of revenue as a percentage of total net revenue decreased by 3 percent during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. This decrease was primarily due to a net decrease in royalty costs driven by the mix of sales from royalty-bearing titles.

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
Research and development expenses for the three months ended June 30, 2026 and 2025 were as follows (in millions):

	June 30, 2026	% of Net Revenue	June 30, 2025	% of Net Revenue	$ Change	% Change
Three months ended	$743	37%	$706	42%	$37	5%
Research and development expenses increased by $37 million, or 5 percent, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. This increase was primarily due to a $13 million increase in digital infrastructure costs, a $7 million increase in personnel-related costs, including variable compensation, driven by our continued investment in our studios, and a $6 million increase in studio-related contracted services.

Marketing and Sales
Marketing and sales expenses consist of advertising, marketing and promotional expenses, personnel-related costs, and related overhead costs.
Marketing and sales expenses for the three months ended June 30, 2026 and 2025 were as follows (in millions):

	June 30, 2026	% of Net Revenue	June 30, 2025	% of Net Revenue	$ Change	% Change
Three months ended	$263	13%	$214	13%	$49	23%
Marketing and sales expenses increased by $49 million, or 23 percent, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. This increase was primarily due to a $25 million increase in advertising and marketing spending primarily driven by our EA SPORTS FC franchise, and a $15 million increase in personnel-related costs.

General and Administrative
General and administrative expenses consist of personnel and related expenses of executive and administrative staff, corporate functions such as finance, legal, human resources, and information technology (“IT”), related overhead costs, fees for professional services, and allowances for doubtful accounts.

General and administrative expenses for the three months ended June 30, 2026 and 2025 were as follows (in millions):

	June 30, 2026	% of Net Revenue	June 30, 2025	% of Net Revenue	$ Change	% Change
Three months ended	$181	9%	$184	11%	$(3)	(2)%
General and administrative expenses decreased by $3 million, or 2 percent, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. This decrease was primarily due to a $11 million decrease in facility-related costs, partially offset by a $3 million increase in personnel-related costs, and a $3 million increase in stock-based compensation.

Income Taxes
Provision for income taxes for the three months ended June 30, 2026 and 2025 were as follows (in millions):

	June 30, 2026	Effective Tax Rate	June 30, 2025	Effective Tax Rate	$ Change
Three months ended	$133	25%	$72	26%	$61
The provision for income taxes for the three months ended June 30, 2026 is based on our projected annual effective tax rate for fiscal year 2027, adjusted for specific items that are required to be recognized in the period in which they are incurred. The decrease in effective tax rate year-over-year is primarily due to higher excess tax benefits from stock-based compensation compared to prior year.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)	As of June 30, 2026	As of March 31, 2026	Increase/(Decrease)
Cash and cash equivalents	$2,288	$2,864	$(576)
Short-term investments	116	116	—
Total	$2,404	$2,980	$(576)
Percentage of total assets	19%	23%

	Three Months Ended June 30,
(In millions)	2026	2025	Change
Net cash provided by (used in) operating activities	$(242)	$17	$(259)
Net cash used in investing activities	(77)	(89)	12
Net cash used in financing activities	(252)	(568)	316
Effect of foreign exchange on cash and cash equivalents	(5)	22	(27)
Net increase (decrease) in cash and cash equivalents	$(576)	$(618)	$42
Changes in Cash Flow
Operating Activities. Net cash used in operating activities increased by $259 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily driven by higher cash payments for income taxes, higher variable compensation and personnel-related payments, partially offset by higher cash collections from sales.
Investing Activities. Net cash used in investing activities decreased by $12 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily driven by acquisition-related payments made in the prior year.
Financing Activities. Net cash used in financing activities decreased by $316 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily driven by a $375 million decrease in cash paid for common stock repurchases, offset by a $59 million increase in cash paid to taxing authorities in connection with withholding taxes for stock-based compensation.
Short-term Investments

Due to our mix of fixed and variable rate securities, our short-term investment portfolio is susceptible to changes in short-term interest rates. As of June 30, 2026, our short-term investments had net unrealized losses of less than $1 million or less than 1 percent of total short-term investments. From time to time, we may liquidate some or all of our short-term investments to fund operational needs or other activities, such as capital expenditures, business acquisitions or debt repayment obligations.
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
Credit Facility
On March 22, 2023, we entered into a $500 million unsecured revolving credit facility (the "Credit Facility") with a syndicate of banks. The Credit Facility terminates on March 22, 2028 unless the maturity is extended in accordance with its terms. As of June 30, 2026, no amounts were outstanding. The Credit Facility contains an option to arrange with existing lenders and/or new lenders to provide up to an aggregate of $500 million in additional commitments for revolving loans. Proceeds of loans made under the Credit Facility may be used for general corporate purposes. See Note 10 — Financing Arrangements to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our Credit Facility, which is incorporated by reference into this Item 2.
Financial Condition
Our material cash requirements, including commitments for capital expenditure, as of June 30, 2026 are set forth in our Note 11 — Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q, which is incorporated by reference into this Item 2. We believe that our cash, cash equivalents, short-term investments, cash generated from operations and available financing facilities will be sufficient to meet these material cash requirements, which include licensing intellectual property from sports organizations and players associations used in our EA SPORTS titles and third-party content, debt repayment obligations, and to fund our operating requirements for the next 12 months and beyond. Our operating requirements include working capital requirements, capital expenditures, our capital return programs, and potentially, future acquisitions or strategic investments. We may choose at any time to raise additional capital to repay debt, strengthen our financial position, facilitate expansion, pursue strategic acquisitions and investments, and/or to take advantage of business opportunities as they arise. There can be no assurance, however, that such additional capital will be available to us on favorable terms, if at all, or that it will not result in substantial dilution to our existing stockholders.

During the three months ended June 30, 2026, we returned $48 million to stockholders through our quarterly cash dividend program.

Our foreign subsidiaries are generally subject to U.S. tax, and to the extent earnings from these subsidiaries can be repatriated without a material tax cost, such earnings will not be indefinitely reinvested. As of June 30, 2026, approximately $456 million of our cash and cash equivalents were domiciled in foreign tax jurisdictions. All of our foreign cash is available for repatriation without a material tax cost.

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

As of June 30, 2026, we did not have any off-balance sheet arrangements.

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
Notwithstanding our efforts to mitigate some foreign currency exchange risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of June 30, 2026, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential declines in the fair value on our foreign currency forward contracts used in cash flow hedging of $204 million or $408 million, respectively. As of June 30, 2026, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 20 percent would have resulted in potential losses in the Condensed Consolidated Statements of Operations on our foreign currency forward contracts used in balance sheet hedging of $88 million or $177 million, respectively. This sensitivity analysis assumes an adverse shift of all foreign currency exchange rates; however, all foreign currency exchange rates do not always move in the same manner and actual results may differ materially. See Note 4 — Derivative Financial Instruments to the Condensed Consolidated Financial Statements in this Form 10-Q as it relates to our derivative financial instruments, which is incorporated by reference into this Item 3.

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
As of June 30, 2026, our short-term investments were classified as available-for-sale securities and, consequently, were recorded at fair value with changes in fair value, including unrealized gains and unrealized losses not related to credit losses, reported as a separate component of accumulated other comprehensive income (loss), net of tax, in stockholders’ equity.
Notwithstanding our efforts to manage interest rate risks, there can be no assurance that we will be adequately protected against risks associated with interest rate fluctuations. Changes in interest rates affect the fair value of our short-term investment portfolio. To provide a meaningful assessment of the interest rate risk associated with our short-term investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the portfolio assuming a 150 basis point parallel shift in the yield curve. As of June 30, 2026, a hypothetical 150 basis point increase in interest rates would have resulted in a $1 million, or 1 percent decrease in the fair market value of our short-term investments.

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
Changes in internal control over financial reporting
There has been no change in our internal controls over financial reporting identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that occurred during the fiscal quarter ended June 30, 2026 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

On September 28, 2025, we entered into a Merger Agreement to be acquired by an investor Consortium comprised of the Public Investment Fund, private investment funds affiliated with Silver Lake Group, L.L.C., and private investment funds affiliated with Affinity Partners. The closing of the Merger is subject to the satisfaction or waiver of certain conditions, many of which are not within our full control. In addition, both we and the Consortium may terminate the Merger Agreement for reasons specified therein. The announcement and pendency of the Merger could adversely affect our business and stock price, including if the Merger does not close or is delayed.

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

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Rule 10b5-1 Plans

During the three months ended June 30, 2026, the following EA directors and/or officers entered into or terminated trading plans intended to satisfy the requirements of Rule 10b5-1(c) of the Exchange Act as part of managing their EA equity holdings (“10b5-1 Plan”).

•On May 27, 2026, Mala Singh, EA’s Chief People Officer, adopted a 10b5-1 Plan. Up to an aggregate 23,361 shares of our common stock may be sold under this plan with sales occurring periodically from the estimated selling start date of August 26, 2026 through July 30, 2027.

Item 6.Exhibits

The exhibits listed in the accompanying index to exhibits on Page 55 are filed or incorporated by reference as part of this report.

ELECTRONIC ARTS INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2026
EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	000-17948	8/13/2021

3.2	Amended and Restated Bylaws	8-K	000-17948	8/15/2022

10.1	Form of Restricted Stock Unit Award Agreement				X

15.1	Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Additional exhibits furnished with this report:

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH†	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

†    Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 are the following formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Comprehensive Income, (4) Condensed Consolidated Statements of Stockholders' Equity, (5) Condensed Consolidated Statements of Cash Flows, and (6) Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELECTRONIC ARTS INC.
(Registrant)

/s/ Stuart Canfield
DATED:	Stuart Canfield
August 3, 2026	EVP and Chief Financial Officer (Duly Authorized Officer)